Form 10-K
period 2011-12-31
Groupon, Inc.
filed 2012-03-30
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 1-353335

Groupon, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0903295
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 West Chicago Avenue, Suite 620 Chicago, Illinois	60654
(Address of principal executive offices)	(Zip Code)

312-676-5773
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.0001	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes             No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒         No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☒             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                          Accelerated filer

Non-accelerated filer  ☒  (Do not check if a smaller reporting company)    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes         No  ☒

As of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant's Class A common stock. The registrant's Class A common stock began trading on the NASDAQ Global Select Market on November 4, 2011.

As of December 31, 2011, the aggregate market value of Class A and Class B shares of common stock held by non-affiliates of the registrant was $5,444,937,032 based on the number of shares held by non-affiliates as of December 31, 2011 and based on the last reported sale price of the registrant's Class A common stock on December 31, 2011.

As of March 27, 2012, there were 642,435,939 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2012, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

______________________________________________________

PART I

FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1: BUSINESS
Overview
Groupon is a local commerce marketplace that connects merchants to consumers by offering goods and services at a discount. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including the yellow pages, direct mail, newspaper, radio, television and online advertisements, promotions and the occasional guy dancing on a street corner in a gorilla suit. By bringing the brick and mortar world of local commerce onto the Internet, Groupon is creating a new way for local merchant partners to attract customers and sell goods and services. We provide consumers with savings and help them discover what to do, eat, see and buy in the places where they live and work.
We started Groupon in October 2008 and have continued to experience significant growth since inception. We believe the growth of our business over the past year demonstrates the power of our solution and the size of our market opportunity:

•
We increased our revenue from $172.2 million in the fourth quarter of 2010 to $492.2 million in the fourth quarter of 2011. We generated these revenues from gross billings of $415.3 million for the fourth quarter of 2010 as compared to gross billings of $1,230.9 million for the fourth quarter of 2011.

•
We expanded from 161 North American markets and 33 countries as of December 31, 2010 to 175 North American markets and 47 countries as of December 31, 2011. Revenue from our International and North American operations was $312.5 million and $179.7 million, respectively, in the fourth quarter of 2011.

•
We increased the number of active customers, who we define as unique individuals who have purchased Groupons during the trailing twelve months, from 8.9 million as of December 31, 2010 to 33.7 million as of December 31, 2011.

Each day we email our subscribers discounted offers for goods and services that are targeted by location and personal preferences. Customers also access our deals directly through our websites and mobile applications. A Daily Deal might offer a $20 Groupon that can be redeemed for $40 in value at a restaurant, spa, yoga studio, car wash or other local merchant partner. Customers purchase Groupons from us and redeem them with our merchant partners. Our revenue is the purchase price paid by the customer for the Groupon less an agreed-upon percentage of the purchase price paid to the featured merchant partner, excluding any applicable taxes and net of estimated refunds. Our gross billings represent the gross amounts collected from customers for Groupons sold, excluding any applicable taxes and net of estimated refunds. We consider revenue to be the strongest top-line indication of our growth and business performance as it measures the total value to Groupon of transactions through our marketplace. Gross billings are not equivalent to revenues or any other metric presented in our consolidated financial statements.
Our Business
The following examples illustrate how our marketplace works and the benefits it can provide our merchant partners and consumers.
Wraps, Sandwiches and Salads at Cranberry Café, Philadelphia, Pennsylvania
After investing in different advertising platforms with very limited success and ways to measure a return on her investments, Cranberry Café owner Susan Han found success with Groupon. Cranberry ran Groupon Now! (real-time deals) in July 2011 and eventually ran a traditional Groupon daily deal feature. The revenue of the business increased more than 35 percent in just one quarter and Han estimates that 90 percent of Groupon customers have become repeat clientele. Cranberry Café is also one of the first merchants in the country to use Groupon's entire three-pronged marketing suite: traditional Groupon feature deals, Groupon Now! and Groupon Rewards, a customer retention and loyalty tool.

Photography Workshop with Chimpsy, Denver, Colorado
Chimpsy co-founders Mark Cafiero and Shaun Worley were looking for a way to increase the visibility of their business and found it through Groupon. Once a small company offering photography workshop classes only in Denver, Chimpsy used Groupon's marketing platform to expand their reach and now offer classes in 30 markets across the country. Approximately 40 additional employees were hired to help support the company's growth.

GROUPON

Featured Deal | All Deals | Getaways | NEW Goods

Chicago

Chimpsy – On Location

One or Two Point-and-Shoot or DSLR Photography Classes (Up to 64% Off)

from $49 **Buy!**

Value	Discount	You Save
$125	61%	$76

Buy it for a friend!

Limited Time Remaining!

Over 110 bought

Limited quantity available

The deal is on!

K-7
AX-DA 1:4 17-70mm AL (IF)

Always Learning | Photographic

In a Nutshell

The Fine Print

One or Two Night Getaway at Smithfield Station, Smithfield, Virginia
Located in a quaint river port town with a rich history, Vice President Randy Pack turned to Groupon Getaways to help bring in new customers and raise the profile of his family's historic hotel, restaurant and marina. After running a number of strategically placed deals through Groupon's travel platform, the waterfront oasis was able to successfully reach its target audience of consumers looking for a quick weekend getaway and living within four hours of the establishment. Pack estimates that 85 percent of the business they generated through Groupon was from first-time customers. In addition, the deals helped to spawn a number of positive online guest reviews.

Our Opportunity
We have created a marketplace for connecting local merchants to consumers. Although there are many companies that have tried to replicate our approach, we believe that the customer experience and relevance of our deals, our merchant partner and customer scale and quality, our deep experience and knowledge base that we can draw upon to structure deals effectively, and our brand are sustainable competitive advantages.
Customer Experience and Relevance of Deals. We are committed to providing a great customer experience and maintaining the trust of our customers. Consistent with this commitment, our “Groupon Promise” is core to our customer service philosophy:
"We're confident in the businesses we feature on Groupon and back them with the Groupon Promise. If the experience using your Groupon ever lets you down, we'll make it right or return your purchase. Simple as that."

In addition, we use our technology and scale to target relevant deals based on individual customer preferences. As we increase the volume of transactions through our marketplace, we increase the amount of data that we have about deal performance and customer interests. This data allows us to continue to improve our ability to help merchant partners design the most effective deals and deliver deals to customers that better match their interests. We use information about our current and potential customers to select and send deals via email, and our mobile applications and website can also target deals to current and potential customers based on proximity to the sponsoring merchant partner. Increased relevancy enables us to offer several daily deals, which we believe results in increasing purchases by targeted subscribers, thereby driving greater demand for Groupons. We monitor the relevancy of deals by measuring purchasing rates among targeted subscribers.
Merchant Scale and Quality. Our sales force enables us to work with local, national and online merchant partners in

175 North American markets and 47 countries. We believe that the size of our customer base allows us to attract merchant partners, because ultimately merchant partners want to be able to reach the largest possible audience for their product offerings. We draw on the experience and knowledge we have gained to evaluate prospective merchant partners based on quality, location and relevance to our growing customer base. We maintain a large base of prospective merchant partners interested in our marketplace, which enables us to be more selective and offer our subscribers higher quality deals. Increasing our merchant partner base also increases the number and variety of deals that we offer to customers, which we believe drives higher customer growth and user traffic, and in turn promotes greater merchant interest in offering deals through our marketplace, creating a network effect.
Brand. We believe we have built a trusted and recognizable brand by delivering a compelling value proposition to merchant partners and customers. A benefit of our brand is that a substantial portion of our customers are acquired through word-of-mouth, which we consider sources other than from a paid‑for link to our website. We believe our brand is trusted due to our dedication to our customers and our significant investment in customer satisfaction.
Our Strategy
Our objective is to become an essential part of everyday local commerce for consumers and merchants. Key elements of our strategy include the following:
Grow our subscriber and customer base. We have made significant investments to acquire subscribers through online marketing initiatives, such as search engine marketing, display advertisements, referral programs and affiliate marketing. In addition, our subscriber base has increased by word-of-mouth. We intend to continue to invest in acquiring subscribers so long as we believe the economics of our business support such investments, however we have continued to shift our efforts toward converting subscribers into customers who purchase Groupons. We do so by providing more targeted and real-time deals, delivering high quality customer service and expanding the number and categories of deals we offer. We intend to continue investing in the development of increased relevance of our service as the number and variety of the deals we offer our subscribers increase and we gain more information about our subscribers' interests. Our investment in the growth of our subscriber base and achieving optimal subscriber levels at any given time will be directly linked to the breadth and location of our base of merchant partners. As such, while total subscribers is a key metric to measure our progression over the long term, it is not a key operational metric in the same manner as is our active customer base, which we discuss below.
Grow the number of merchant partners we feature. To drive merchant partner growth, we have expanded the number of ways in which consumers can discover deals through our marketplace. We adjust the number and variety of products we offer merchant partners based on merchant demand in each market. We have also made significant investments in our sales force, which builds merchant partner relationships and local expertise. Our merchant partner retention efforts are focused on providing merchant partners with a positive experience by offering targeted placement of their deals to our subscriber base, high quality customer service and tools to manage deals more effectively. For example, we offer an array of tools for merchant partners, as described under "- Our Merchant Partners" below. We routinely solicit feedback from our merchant partners to ensure their objectives are met and they are satisfied with our services. Based on this feedback, we believe our merchant partners consider the profitability of the immediate deal, potential revenue generated by repeat customers and increased brand awareness for the merchant partner and the resulting revenue stream that brand awareness may generate over time. Some merchant partners view our deals as a marketing expense and may be willing to offer deals with little or no immediate profitability in an effort to gain future customers and increased brand awareness. As our suite of services for merchant partners continues to expand, we are constantly iterating our emphasis on either growing the merchant partner base or deepening our relationship with our existing merchant partner base, informed by a number of variables including category, customer and other market-specific conditions.
Position ourselves to benefit from technological changes that may affect consumer behavior. We believe that, as technological advances continue, particularly with the proliferation of affordable smartphones and tablet computers, the ways in which customers and local merchant partners interact will change significantly. For example, in December 2011, one quarter of all purchases in our North America segment were made through mobile devices. While we cannot predict all of the ways in which these changes will affect consumer behavior in the local marketplace, we believe that we are well positioned to benefit from, and to drive, these changes. We continue to invest heavily in technology, including through acquisitions.
Increase the number and variety of our products through innovation. We have launched a variety of new products in the past 12 months and we plan to continue to launch new products to increase the number of customers and merchant partners that transact business through our marketplace. For example, we launched Groupon Now!, real-time deals that consumers can use in the moment when they're hungry or bored. Groupon Now! enables merchant partners to manage the flow of customers into their business at specific times, such as when their business is slow. In 2011, we also launched Groupon Goods, which enables consumers to purchase vouchers for products directly from our website, Groupon Getaways, through which we offer deals on travel, and GrouponLive, through which we offer deals on concert tickets and other live events. As our local commerce marketplace grows, we believe consumers will use Groupon not only as a discovery tool for local merchant partners, but also as an ongoing connection point to their favorite merchants.
Expand with acquisitions and business development partnerships. Historically, the core assets we gained from acquisitions were local management teams and small subscriber and merchant partner bases, to which we then apply our expertise, resources and brand to scale the business. More recently, our focus has shifted to acquiring businesses with technology and technology talent that can help us expand our business. In addition to acquisitions, we have entered into agreements with local partners to expand our international presence. For example, in February 2011, we entered into a partnership with TCH Burgundy Limited, or Tencent, a Chinese Internet company, to operate a Chinese e-commerce website. In addition, in March 2012 we announced a partnership with Deutsche Telekom, pursuant to which our mobile application will be distributed as a standard feature with their smartphone devices throughout Europe. We have also entered into affiliate programs with companies such as eBay, Microsoft, Yahoo and Zynga, pursuant to which these partners display, promote and distribute our deals to their users in exchange for a share of the revenue generated from our deals. We intend to continue to expand our business with acquisitions and business development partnerships.
Marketing
We grow our subscriber and customer base through marketing initiatives and word-of-mouth. Online marketing consists of search engine marketing, display advertisements, referral programs and affiliate marketing and has historically represented our largest operating expense. Our offline marketing programs include traditional television, billboard and radio advertisements, public relations as well as sponsored events to increase our visibility and build our brand.
Since our inception, we have prioritized growth, and investments in our marketing initiatives have contributed to our losses. Our investments in subscriber growth are driven by the cost to acquire a subscriber as compared to the profits we expect to generate from that subscriber over time. Once acquired, subscribers have been relatively inexpensive to maintain because our interaction is largely limited to daily emails and our mobile applications. Over time, as our business continues to grow and we become more established in a greater percentage of our markets, we expect that our marketing expense will decrease as a percentage of revenue. For example, our marketing expense during the fourth quarter of 2011 was $155.3 million, a decrease of 22.7% in absolute dollars compared to the fourth quarter of 2010 and down 8.8% from the third quarter of 2011. In addition, marketing expense as a percentage of revenue was 31.5% in the fourth quarter of 2011, as compared to 39.6% in the third quarter of 2011 and 116.7% in the fourth quarter of 2010.
Our Merchant Partners
To drive merchant partner growth over the long term, we have expanded the number and variety of product offerings available through our marketplace and invested in our sales force. Our sales force includes over 5,000 inside and outside merchant sales representatives who build merchant partner relationships and provide local expertise. Our North American merchant sales representatives are primarily based in our offices in Chicago and our international merchant sales representatives work from our international offices. As of December 31, 2010, we employed 493 North American merchant sales representatives and 2,080 international merchant sales representatives. We have increased our sales force to 1,062 North American merchant sales representatives and 4,134 international sales representatives as of December 31, 2011.

Size of sales force	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
North America	128	201	348	493	661	990	1,004	1,062
International	—	1,080	1,224	2,080	2,895	3,860	3,849	4,134
Total	128	1,281	1,572	2,573	3,556	4,850	4,853	5,196
The number of sales representatives is higher as a percentage of revenue in our International segment due to the need to have separate sales organizations for most of the different countries in which we operate. Due to local economic conditions, however, the average cost of each sales representative is lower in most countries in our International segment as compared to the costs in our North America segment.
In October 2011, we launched Groupon Rewards, which is a free service to our merchant partners that enables their customers to “unlock” special Groupon deals through repeat visits. Consumers earn reward points at participating merchant partners by paying with the credit or debit card they have registered with us. Our merchant partners set the amount the consumer must spend to unlock a reward deal, and once a consumer is eligible to unlock a deal, we automatically notify them. Groupon Rewards launched in Philadelphia and has recently expanded to other North American markets.
Our standard contractual arrangements grant us the exclusive right to feature deals for a merchant's products and services for a limited time period and provide us with the discretion as to whether or not to offer the deal during such period.
Our Marketplace
As our operations have grown, we have transitioned from offering deals only through email to having a local commerce marketplace where customers can purchase Groupons for a variety of services and products from local, national and online merchants. This expansion has allowed us to serve more merchant partners each day by segmenting our current and potential customer base, offering more relevant, targeted deals and increasing the rate at which deals are purchased within each segment. We employ an algorithmic approach to deal targeting based on data we collected about our subscribers, merchant partners and deals. We launched our first targeted deals in June 2010 in our largest North American markets. In addition to targeted deals, instead of featuring one deal per city per day, we feature multiple deals per city per day matched to different groups of current and potential customers based on what we know about their personal preferences. We intend to continue to build our international infrastructure to enable us to offer targeted deals worldwide, as targeting increases the number of deals that we can offer across our marketplace.
Featured Daily Deals. We distribute featured daily deals by email on behalf of local merchant partners to subscribers using our targeting technology, which distributes deals to current and potential customers based on their location and personal preferences. Our targeting technology is also used to inform our search engine marketing and other transactional marketing spending that may attract potential customers who have not yet subscribed to our emails. We initially offered one daily deal to all subscribers in a given market but now offer several daily deals in most established markets, with many deals extending beyond the subscriber's closest market or buying preference. We can also target deals only to certain subscribers, where the deal can only be obtained through a hyperlink. Upon clicking the hyperlink, a subscriber is directed to a full description of the deal presented in the same format as the subscriber's featured daily deal. We launched this product in October 2008 and it is offered in all of our North American and international markets.
National Deals. National merchant partners also have used our marketplace as an alternative to traditional marketing and brand advertising. Although our primary focus continues to be on local deals, we use national deals from time to time to build our brand awareness, acquire new customers and generate additional revenue. We have featured deals from over 100 national merchant partners, including The Body Shop, Dominos Pizza, Jamba Juice, Lions Gate, Sony Electronics and Zipcar across our North American markets.
Groupon Now!. Groupon Now! is a deal initiated by a merchant on demand and offered instantly to current and potential customers through mobile devices and our website. Groupon Now! deals target current and potential customers within close proximity of the merchant and the purchased Groupons typically expire within a few hours of the deal launch. Merchants launch Groupon Now! deals from our platform and can use this product to attract customers when they have excess capacity. We launched Groupon Now! in the second quarter of 2011 in 25 North American markets.
Groupon Goods. Groupon Goods enables customers to purchase vouchers for products directly from our website. We email deals for Groupon Goods weekly to subscribers that have opted in to the Goods email list, and we display all Goods offers on our website and mobile applications, where non-subscribers can also access our offers. We have offered deals for a variety of product categories, including electronics, home and garden and toys. Groupon Goods was launched in September 2011 in select North American and International markets.
Groupon Getaways. Groupon Getaways was launched in July 2011. Through Groupon Getaways, we feature personally curated offers from top travel partners, including hotels, airfare and package deals covering both domestic and international travel. We email deals for Groupon Getaways weekly to subscribers that have opted in to the Getaways email list, and we display all Getaways offers on our website and mobile applications, where non-subscribers can also access our offers.
GrouponLive. Launched in May 2011, GrouponLive is a partnership with LiveNation whereby Groupon serves as a local resource for LiveNation events and clients of its global ticketing business, Ticketmaster. GrouponLive is offered as part of our featured daily deals and is available in all of our North American and International markets.
Distribution

We distribute our deals directly through several platforms: a daily email, our websites, our mobile applications and social networks. We also utilize various online affiliates to display and promote Groupon deals on their websites, as well as agreements with several large online brands to distribute our deals. Our online affiliates include eBay, Microsoft, Yahoo and Zynga. Other partnerships allow us to distribute daily deals to a partner's user base.
In addition, we have partnered with thousands of smaller online affiliates. Affiliates can embed our widget onto their website and earn a commission when their website visitors purchase Groupons through the affiliate link. Our commission rate varies depending on whether the customer is new or existing and the website's overall sales volume. We also offer commissions to affiliates when they refer a customer to Groupon. We expect to continue to leverage affiliate relationships to extend the distribution of our deals.
We also use various customer loyalty and reward programs to build brand loyalty, generate traffic to the website and provide customers with incentives to buy Groupons. When customers perform qualifying acts, such as providing a referral to a new subscriber or participate in certain promotional offers, we grant the customer credits that can be redeemed for awards such as free or discounted goods or services in the future.
Email. The featured daily deal email contains one headline deal with a full description of the deal and often contains links to “More Great Deals Nearby,” all of which are available within a subscriber's market. A subscriber who clicks on a deal within the daily email is directed to our website to learn more about the deal and to purchase the Groupon.
Websites. Visitors are prompted to register as a subscriber when they first visit our website and thereafter use the website as a portal for our daily deals, including deals in the Now! Goods, Getaways, Live and categories. Our website also provides opportunities to engage with the Groupon community through the GrouBLOGpon, a blog maintained by our employees, Groupon Meetups, a forum for meeting with others to redeem Groupons at a particular location, Groupon Flickr, a collection of digital photos from subscribers, and rewards programs for referring new subscribers, such as our offer of $10 in Groupon Bucks to subscribers who refer someone who later buys a Groupon.
Mobile Applications. Consumers can also access our deals through our mobile applications, which are available at no additional cost on the iPhone, Android, Blackberry and Windows mobile operating systems. We launched our first mobile application in March 2010 and our applications have been downloaded over 26 million times since then. These applications enable consumers to browse, purchase, manage and redeem deals on their mobile devices as well as access Groupon Now! deals that are offered based on the location of the mobile user.
Social Networks. We publish our daily deals through various social networks, and our notifications are adapted to the particular format of each of these social networking platforms. Our website and mobile application interfaces enable our consumers to push notifications of our deals to their personal social networks. To date, social networks are not a material portion of our customer acquisition.
Operations
Our business operations are divided into the following core functions to address the needs of our merchant partners and customers.
City Planners. Our city planners identify merchant leads and manage deal scheduling to maximize deal quality and variety within our markets. In identifying leads, city planners rank local merchant partners based on reviews, local feedback and other data. In certain cases, city planners submit requests to merchant services representatives for certain deals based on a scoring system that considers past performance of similar deals, quality of merchant partner reviews, number of redemption locations and the postal code of the merchant partner. In scheduling deals, city planners review the inventory of deals that have been approved for sale but not yet featured and determine which deals to offer based on the viability of the deal as well as revenue and marketing goals. City planners also work with our sales force to establish sales quotas based on subcategory‑level performance in a particular city, such as addressable market size and scheduling diversity.
Editorial. Our editorial department is responsible for creating editorial content on the daily deals we offer, as well as additional content featured on our website. Each deal that we feature typically goes through several stages to ensure that the deal description meets our standards for accuracy, quality and editorial voice. After offer details are reviewed, our editorial staff verifies the accuracy of the deal and its value through independent research. Once a deal is vetted, our editorial staff drafts a full description of the deal, which is passed through voice editing and copy editing before being launched.
Merchant Services. Once a contract is signed, one of our merchant services representatives initiates the first of several communications with the merchant partner to introduce the merchant partner to the tools that we provide and plan for Groupon redemptions through expiration. Typically, a merchant services representative communicates with merchant partners before, during, and after a daily deal is featured. Before the deal is run, the representative works with the merchant partner to prepare staffing and inventory capacity in anticipation of increased customer traffic. The representative communicates with the merchant partner on the day the deal is featured to review deal performance. After the deal has closed, the representative maintains contact with the merchant partner to support the merchant partner's redemption efforts and to prepare the merchant partner for a potential spike in redemption near expiration. We also offer several merchant tools to help merchant partners manage their deals. These tools include status updates on deal performance, analytics that measure purchase traffic and demographic information of purchasers, a capacity calculator to estimate demand for the deal ahead of its feature date, and a return on investment calculator that estimates the return on investment that the merchant partner may receive from the deal. Each of these tools is accessible through an online account that is personal to the merchant partner and accessed through our website.
Customer Service Representatives. Our customer service representatives can be reached via phone or email 24 hours a day, seven days a week. Our Groupon Promise is core to our customer service philosophy. The customer service team also works with our information technology team to improve the customer experience on the website and mobile applications based on customer feedback.
Technology. We employ technology to improve the experience we offer to subscribers and merchant partners, increase the rate at which our customers purchase Groupons, and enhance the efficiency of our business operations. A component of our strategy is to continue developing and refining our technology.
We currently use a common information technology platform across our North American operations that includes business operations tools to track internal workflow, applications and infrastructure to serve content at scale, dashboards and reporting tools to display operating and financial metrics for historical and ongoing deals, and a publishing and purchasing system for consumers. Over time, we plan to merge our North American information technology platform with our international information technology platforms and we expect this to enable greater efficiencies and consistency across our global organization.
Our websites are hosted at U.S. data centers in Miami, Florida, Dallas, Texas and Santa Clara, California and international data centers in Asia and Europe. Our data centers host our public‑facing websites and applications, as well as our back-end business intelligence systems. We use commercial antivirus, firewall and patch‑management technologies to protect and maintain the systems located at our data centers. We have invested in intrusion detection and pattern detection tools to try to recognize intrusions to our website. We have also engaged a third‑party Internet security provider to test the security of our website and identify vulnerabilities. In financial transactions between our website and our customers, we use Secure Socket Layer to provide encryption in transferring data. We have designed our websites to be available, secure and cost-effective using a variety of proprietary software and freely available and commercially supported tools. We believe we can scale to accommodate increasing numbers of subscribers by adding relatively inexpensive industry‑standard hardware or using a third‑party provider of computing resources.
We devote a substantial portion of our resources to developing new technologies and features and improving our core technologies. Our technology team is focused on the design and development of new features and products, maintenance of our websites and development and maintenance of our internal operations systems.
Competition
Since our inception, a substantial number of competing group buying sites have emerged around the world attempting to replicate our business model, from very small startups to some of the largest companies in the world. Some of our competitors offer deals as an add-on to their core business, and others have adopted a business model similar to ours. As we expand our business into additional categories such as Goods and Getaways, we also compete with online and offline merchant partners offering those same products and services. We also compete with businesses that focus on particular merchant categories or markets. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services. We believe the principal competitive factors in our market include the following:

•	breadth of active customer base and merchant partner relationships;

•	local presence and understanding of local business trends;

•	ability to structure deals to generate positive return on investment for merchant partners; and

•	strength and recognition of our brand.
Although we believe we compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us as we continue to demonstrate the viability of a local e-commerce business model. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than we do. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. In addition, although we do not believe that merchant payment terms are a principal competitive factor in our market, they may become such a factor and we may be unable to compete effectively on such terms.
Seasonality
We expect that some of our offerings will experience seasonal buying trends mirroring that of the larger consumer market, including in particular an increase in holiday-related spending during the fourth quarter. For example, during the fourth quarter of 2011 we rolled out our second annual Grouponicus seasonal gifting promotion as a way of offering our customers opportunities targeted specifically at holiday-related gifting. We plan to continue to offer additional occasion-themed promotions, such as our Valentine's Day offering that we plan to debut in 2012.
Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims. These regulations and laws may involve taxation, tariffs, subscriber privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites or may even attempt to completely block access to our websites. Accordingly, adverse legal or regulatory developments could substantially harm our business.
The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act"), as well as the laws of most states, contain provisions governing product terms and conditions of gift cards, gift certificates, stored value or pre-paid cards or coupons (“gift cards”), such as provisions prohibiting or limiting the use of expiration dates on gift cards or the amount of fees charged in connection with gift cards or requiring specific disclosures on or in connection with gift cards. Groupons generally are included within the definition of “gift cards” in many of these laws. In addition, certain foreign jurisdictions have laws that govern disclosure and certain product terms and conditions, including restrictions on expiration dates and fees that may apply to Groupons. However, the CARD Act as well as a number of states and certain foreign jurisdictions also have exemptions from the operation of these provisions or otherwise modify the application of these provisions applicable to gift cards that are issued as part of a promotion or promotional program. If Groupons are subject to the CARD Act, and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the Groupon, or the promotional value, which is the add-on value of the Groupon in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the Groupon was issued or the date on which the customer last loaded funds on the Groupon if the Groupon has a reloadable feature; (ii) the Groupon's stated expiration date (if any), unless Groupons come within an exemption in the CARD Act for promotional programs; or (iii) a later date provided by applicable state law. In addition, regardless of whether an exemption for Groupons applies under the CARD Act, in those states that prohibit or otherwise restrict expiration dates on gift cards that are defined to include Groupons and that do not have exemptions that apply to the purchase value or the promotional value, or both, of Groupons, Groupons may be required to be honored for the full offer value (the total of purchase value and promotional value) until redeemed. Our terms of use and agreements with our merchant partners require merchant partners to continue to honor unredeemed Groupons that are past the stated expiration date of the promotional value of the Groupon to the extent required under the applicable law. In addition, in the United States and certain other jurisdictions, the purchase value of the Groupon, which is the amount equal to the purchase price that the consumer paid, typically will never expire unless redeemed or refunded. The promotional value of the Groupon will expire on the date stated on the Groupon, unless applicable law prohibits expiration of the promotional value. While we are attempting to comply with exemptions for promotional programs available under these laws so that our Groupons' promotional value can expire on the date stated on the Groupon, we continue to require that merchant partners with whom we partner honor Groupons under the provisions of all laws applicable to Groupons, including laws that prohibit expiration.
We and several of our merchant partners are currently co-defendants in over 16 purported class actions that have been filed in federal and state court claiming that Groupons are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing Groupons with expiration dates and other restrictions. Plaintiffs seek injunctive relief, restitution, damages and/or disgorgement in unspecified amounts as well as attorneys' fees and costs. Recently, all pending federal court actions have been ordered to be transferred to one federal court under rules governing multidistrict litigation and consolidated for certain pre-trial purposes. While Groupon intends to defend these actions vigorously, the outcome of these actions or the court rulings that they may entail may substantially harm our business.
In addition, some states and foreign jurisdictions also include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We do not remit any amounts relating to unredeemed Groupons based upon our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to Groupons is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with customers and merchant partners and our role as it relates to the issuance and delivery of a Groupon. We are currently subject to several actions claiming that Groupons are subject to various unclaimed and abandoned property laws. In addition, we have received inquiries from the attorneys general of various states regarding the operation of our business under state laws.
Many states have passed laws requiring notification to subscribers when there is a security breach of personal data. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States may be more restrictive, and the interpretation and application of these laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third‑party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, on the characteristics of the Groupons and our role with respect to the distribution of the Groupons to customers. However, the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act, recently proposed amendments to the scope and requirements for parties involved in stored value or prepaid access, including a proposed expansion of the definition of financial institution to include sellers or issuers of prepaid access. In the event that this proposal is adopted as proposed, it is possible that a Groupon could be considered a financial product and that we could be a financial institution. In addition, foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti‑money laundering requirements on companies that are financial institutions or that provide financial products and services. Although we do not believe we are a financial institution or otherwise subject to these laws and regulations, it is possible that we could be considered a financial institution or provider of financial products.
We are or may be subject to similar laws and regulations in jurisdictions outside of the United States.
Intellectual Property
We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

     In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, trade dress, domain names and patents to protect our intellectual property.  As of December 31, 2011, we had approximately 250 trademarks registered or pending in approximately 65 countries or regions, including the United States, the European Union, and countries in the South America, Asia‑Pacific, Middle East and Africa regions. Our trademark registration efforts have focused on gaining protection of the following trademarks: GROUPON, the GROUPON logo, GROUPON NOW and other GROUPON‑formative marks. These marks are material to our business as they enable others to easily identify us as the source of the services offered under these marks and are essential to our brand identity. In addition, as of December 31, 2011, we owned a number of issued U.S. patents and have additional pending patent applications.
Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.
Companies in the Internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We are currently subject to, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.
Employees
As of December 31, 2011, we had 2,689 employees in our North America segment, consisting of 1,062 sales representatives and 1,627 corporate, operational, and customer service representatives, and 8,782 employees in our International segment, consisting of 4,134 sales representatives and 4,648 corporate, operational, and customer service representatives.

Officers
The following table sets forth information about our officers as of December 31, 2011:

Name	Age	Position

Andrew D. Mason	31	Co-Founder, Chief Executive Officer and Director
Jason E. Child	43	Chief Financial Officer
Joseph M. Del Preto II	36	Chief Accounting Officer
Jason D. Harinstein	36	Senior Vice President-Corporate Development
Jeffrey Holden	43	Senior Vice President-Product Management
David R. Schellhase	48	General Counsel
Brian J. Schipper	51	Senior Vice President-Human Resources
Brian K. Totty	45	Senior Vice President-Engineering and Operations

Andrew D. Mason is a co-founder of the Company and has served as our Chief Executive Officer and a director since our inception. In 2007, Mr. Mason co‑founded ThePoint, a web platform that enables users to promote collective action to support social, educational and civic causes, from which Groupon evolved. Prior to co‑founding ThePoint, Mr. Mason worked as a computer programmer with InnerWorkings, Inc. (NASDAQ: INWK). Mr. Mason received his Bachelor of Arts from Northwestern

University. Mr. Mason brings to our Board the perspective and experience as one of our founders and as Chief Executive Officer. Mr. Mason was elected to the Board pursuant to voting rights granted to the former holders of our common stock and preferred stock under our voting agreement, which terminated as a result of our initial public offering.
Jason E. Child has served as our Chief Financial Officer since December 2010. From March 1999 through December 2010, Mr. Child held several positions with Amazon.com, Inc. (NASDAQ: AMZN), including Vice President of Finance, International from April 2007 to December 2010, Vice President of Finance, Asia from July 2006 to July 2007, Director of Finance, Amazon Germany from April 2004 to July 2006, Director of Investor Relations from April 2003 to April 2004, Director of Finance, Worldwide Application Software from November 2001 to April 2003, Director of Finance, Marketing and Business Development from November 2000 to November 2001 and Global Controller from October 1999 to November 2000. Prior to joining Amazon.com, Mr. Child spent more than seven years as a C.P.A. and a consulting manager at Arthur Andersen. Mr. Child received his Bachelor of Arts from the Foster School of Business at the University of Washington.
Joseph M. Del Preto II has served as our Chief Accounting Officer since April 2011. From January 2011 to April 2011, Mr. Del Preto served as our Global Controller. Prior to joining Groupon, Mr. Del Preto served as Controller and Vice President, Finance of Echo Global Logistics, Inc. (NASDAQ: ECHO) from April 2009 to December 2010. From January 2006 to March 2009, Mr. Del Preto served as Controller of InnerWorkings, Inc. (NASDAQ: INWK). Mr. Del Preto began his career at PricewaterhouseCoopers LLP. Mr. Del Preto received his Bachelor of Science from Indiana University.
Jason D. Harinstein has served as our Senior Vice President-Corporate Development since March 2011. From June 2005 to February 2011, Mr. Harinstein served in several capacities at Google, Inc. (NASDAQ: GOOG), including most recently as Director of Corporate Development. From July 2003 to June 2005, Mr. Harinstein worked as an Equity Research Associate at Deutsche Bank Securities, Inc. where he covered Internet advertising, online search, eCommerce and video game companies. Previously, Mr. Harinstein served as a strategy consultant at iXL, Inc. (now part of Razorfish) from June 1999 to June 2001, and at Andersen Consulting Strategic Services (now Accenture) from September 1997 to June 1999. Mr. Harinstein received his Bachelor of Arts in Economics from Northwestern University and his Masters in Business Administration from the University of Chicago.
Jeffrey Holden has served as our Senior Vice President-Product Management since April 2011. In 2006, Mr. Holden co-founded Pelago, Inc. and served as its Chief Executive Officer until Groupon acquired Pelago in April 2011. Prior to co-founding Pelago, Mr. Holden held several positions at Amazon.com, Inc. (NASDAQ: AMZN), including Senior Vice President, Worldwide Discovery, from March 2005 to January 2006, Senior Vice President, Consumer Applications, from April 2004 to March 2005, Vice President, Consumer Applications, from April 2002 to April 2004, and Director, Automated Merchandising and Discovery from February 2000 to April 2002. Mr. Holden joined Amazon.com in May 1997 as Director, Supply Chain Optimization Systems. Mr. Holden received his Bachelor of Science and Master of Science degrees in Computer Science from the University of Illinois at Urbana‑Champaign.
David R. Schellhase has served as our General Counsel since June 2011. From March 2010 to May 2011, Mr. Schellhase served as Executive Vice President, Legal of salesforce.com, inc. (NYSE: CRM). From December 2004 to March 2010, Mr. Schellhase served as the Senior Vice President and General Counsel of salesforce.com, and he served as Vice President and General Counsel of salesforce.com from July 2002 to December 2004. From December 2000 to June 2002, Mr. Schellhase was an independent legal consultant and authored a treatise entitled Corporate Law Department Handbook. Previously, he served as General Counsel at Linuxcare, Inc., The Vantive Corporation and Premenos Technology Corp. Mr. Schellhase received a Bachelor of Arts from Columbia University and a Juris Doctor from Cornell University.
Brian J. Schipper has served as our Senior Vice President-Human Resources since June 2011. From October 2006 to May 2011, Mr. Schipper served as Senior Vice President and Chief Human Resources Officer of Cisco Systems, Inc. (NASDAQ: CSCO). From November 2003 to October 2006, Mr. Schipper served as the Corporate Vice President, Human Resources of Microsoft Corporation (NASDAQ: MSFT). From February 2002 to March 2003, Mr. Schipper was Partner and Head of Human Resources and Administration for Andor Capital Management LLC. From March 2000 to February 2002, Mr. Schipper served as Senior Vice President of Human Resources and Administration at DoubleClick, Inc. Prior to joining DoubleClick, Mr. Schipper served as Vice President, Human Resources at PepsiCo, Inc. (NYSE: PEP) from May 1995 to March 2000. Prior to joining PepsiCo, Mr. Schipper worked at Compaq Computer Corporation, where he was global head of compensation and benefits and head of Human Resources for North America. Mr. Schipper received his Bachelors Degree from Hope College and his Masters in Business Administration from Michigan State University.
Brian K. Totty, Ph.D., has served as our Senior Vice President-Engineering and Operations since November 2010. Dr. Totty was the Chief Executive Officer of Ludic Labs, Inc., a startup venture developing a new class of software applications from January 2006 through November 2007. We acquired Ludic Labs in November 2010. Dr. Totty also was a co-founder and Senior Vice President of Research and Development of Inktomi Corporation from February 1996 to August 2002. Dr. Totty received his Ph.D.

in computer science from the University of Illinois at Urbana‑Champaign, his Master of Public Administration from Harvard's Kennedy School and his Bachelor of Science from the Massachusetts Institute of Technology.
Available Information

The Company electronically files reports with the Securities and Exchange Commission (SEC). The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company’s website (www.groupon.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests it. The Company's Code of Conduct, Corporate Governance Guidelines and committee charters are also posted on the site.

ITEM 1A: RISK FACTORS
Our business, prospects, financial condition, operating results and the trading price of our Class A common stock could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. In assessing the risks described below, you should also refer to the other information contained in this Annual Report on Form 10-K, including Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the consolidated financial statements and the related notes in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Risks Related to Our Business
We may not maintain the revenue growth that we have experienced since inception.
Although our revenue has increased substantially since inception , we may not be able to maintain our historical rate of revenue growth. We believe that our continued revenue growth will depend, among other factors, on our ability to:

•	acquire new customers and retain existing customers;

•	attract new merchant partners and retain existing merchant partners who wish to offer deals through the sale of Groupons;

•	expand the number, variety and relevance of products and deals we offer;

•	increase the awareness of our brand domestically and internationally;

•	provide a superior customer service experience for our customers and merchant partners;

•	respond to changes in consumer and merchant access to and use of the Internet and mobile devices; and

•	react to challenges from existing and new competitors.

We cannot assure you that we will be able to manage the growth of our organization effectively.
We have experienced rapid growth in demand for our services since our inception. Our employee headcount and number of customers have increased significantly since our inception, and we expect this growth to continue for the foreseeable future. The growth and expansion of our business and service offerings places significant demands on our management and our operational and financial resources. We are required to manage multiple relations with various merchant partners, customers, technology licensors and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to implement operational plans and strategies, improve and expand our infrastructure of people and information systems, and train and manage our employee base.
We have experienced rapid growth over a short period in a new market that we have created and we do not know whether this market will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our business could be harmed.
Our business has grown rapidly as merchants and consumers have increasingly used our marketplace. However, this is a new market which we only created in late 2008 and which has operated at a substantial scale for only a limited period of time. Given the limited history, it is difficult to predict whether this market will continue to grow or whether it can be maintained. For example, as a result of our limited operating history in a new industry, it is difficult to discern meaningful or established trends with respect to the purchase activity of our subscribers or customers. We expect that the market will evolve in ways which may be difficult to predict. For example, we anticipate that over time we will reach a point in most markets where we have achieved a market penetration such that investments in new customer acquisition are less productive and the continued growth of our revenue will require more focus on increasing the rate at which our existing customers purchase Groupons. It is also possible that merchant partners or customers could broadly determine that they no longer believe in the value of our current services or marketplace. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in our markets, our business, financial condition and results of operations could suffer a material negative impact.
We base our decisions regarding investments in customer acquisition primarily on our analysis of the profits generated from customers that we acquired in prior periods. If the estimates and assumptions we use are inaccurate, we may not be able to recover our customer acquisition costs and our growth rate and financial results will be adversely affected.

Our decisions regarding investments in customer acquisition substantially depend upon our analysis of the profits generated from customers we acquired in earlier periods. Our analysis includes several assumptions, including:

•
Because the costs of offering or distributing deals to existing customers are not significant, our analysis focuses on the online marketing costs incurred during the quarter in which the customers are originally acquired and makes various assumptions with respect to the level of additional marketing or other expenses necessary to maintain customer loyalty and generate purchase activity in subsequent periods. If our assumptions regarding such expenses in subsequent periods are incorrect, our results could be less favorable than we had anticipated.

•
We conduct surveys of merchant partner and customer satisfaction, and we also engage third parties to conduct these surveys for us. Results of these surveys inherently reflect a distinct group of merchant partners, customers and geographies and may not be representative of our current or future composite group of merchant partners, customers and geographies.

If our assumptions relating to the effectiveness of our marketing spend prove incorrect, our ability to generate profits from our investments in new customer acquisitions may be less than we have assumed. In such case, we may need to increase expenses or otherwise alter our strategy and our results of operations could be negatively impacted.
We have incurred net losses since inception and we expect our operating expenses to increase significantly in the foreseeable future.
We incurred net losses of $413.4 million and $297.8 million in 2010 and 2011, respectively, and had an accumulated deficit of $694.7 million as of December 31, 2011. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to increase our customer base, increase the number and variety of deals we offer each day, expand our marketing channels, expand our operations, hire additional employees and develop our technology platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue could prevent us from attaining or increasing our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
If we fail to retain our existing customers or acquire new customers, our revenue and business will be harmed.
We spent $768.5 million on marketing initiatives during 2011 and expect to continue to spend significant amounts to acquire additional customers. We must continue to retain and acquire customers that purchase Groupons in order to increase revenue and achieve profitability. As our customer base continues to evolve, it is possible that the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the costs associated with acquiring new customers. If customers do not perceive our Groupon offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain customers. If we are unable to acquire new customers who purchase Groupons in numbers sufficient to grow our business, or if customers cease to purchase Groupons, the revenue we generate may decrease and our operating results will be adversely affected.
We believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers, and therefore we must ensure that our existing customers remain loyal to our service in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business or we may be required to incur significantly higher marketing expenses in order to acquire new customers. Further, we believe that our success is influenced by the level of communication and sharing among customers. If the level of usage by our customer base declines or does not grow as expected, we may suffer a decline in customer growth or revenue. A significant decrease in the level of usage or customer growth would have an adverse effect on our business, financial condition and results of operations.
Our future success depends upon our ability to retain existing merchant partners and add new merchant partners.
We depend on our ability to attract and retain merchant partners that are prepared to offer products or services on compelling terms through our marketplace. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. We must continue to attract and retain merchant partners in order to increase revenue and achieve profitability. If new merchants do not find our marketing and promotional services effective, or if existing merchant partners do not believe that utilizing our products provides them with a long-term increase in customers, revenues or profits, they may stop making offers through our marketplace. In addition, we may experience attrition in our merchant partners in the ordinary course of business resulting from several factors, including losses to competitors and merchant partner closures or bankruptcies. If we are unable to attract new merchant partners in numbers sufficient to grow our business, or if too many merchant partners are unwilling to offer products or services with compelling terms through our marketplace or offer favorable payment terms to us, we may sell fewer Groupons and our operating results will be adversely affected.
If our efforts to market, advertise and promote products and services from our existing merchant partners are not successful, or if our existing merchant partners do not believe that utilizing our services provides them with a long-term increase in customers, revenues or profits, we may not be able to retain or attract merchant partners in sufficient numbers to grow our business or we may be required to incur significantly higher marketing expenses or accept lower margins in order to attract new merchant partners. A significant increase in merchant partner attrition or decrease in merchant partner growth would have an adverse effect on our business, financial condition and results of operation.
We operate in a highly competitive industry with relatively low barriers to entry, and must compete successfully in order to grow our business.
We expect competition in e-commerce generally, and group buying in particular, to continue to increase because there are no significant barriers to entry. A substantial number of group buying sites that attempt to replicate our business model have emerged around the world. In addition to such competitors, we expect to increasingly compete against other large businesses who offer deals similar to ours as an add-on to their core business. We also expect to compete against other Internet sites that serve niche markets and interests. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.

We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:

•	the size and composition of our customer base and the number of merchant partners we feature;

•	the timing and market acceptance of deals we offer, including the developments and enhancements to those deals offered by us or our competitors;

•	customer and merchant service and support efforts;

•	selling and marketing efforts;

•	ease of use, performance, price and reliability of services offered either by us or our competitors;

•	our ability to generate large volumes of sales, particularly with respect to merchandise and travel deals;

•	our ability to cost-effectively manage our operations; and

•	our reputation and brand strength relative to our competitors.

Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their customer bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could attract customers away from our websites and applications, reduce our market share and adversely impact our gross margin. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new customers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the revenue than we currently offer, we may be forced to pay a higher percentage of the gross proceeds from each Groupon sold than we currently offer, which may reduce our revenue. In addition, we are dependent on some of our existing or potential competitors for banner advertisements and other marketing initiatives to acquire new customers. Our ability to utilize their platforms to acquire new customers may be adversely affected if they choose to compete more directly with us.
If we are unable to maintain favorable terms with our merchant partners, our revenue may be adversely affected.

The success of our business depends in part on our ability to retain and increase the number of merchant partners who use our service. Currently, when a merchant partner works with us to offer a deal for its products or services, it receives an agreed-upon percentage of the total proceeds from each Groupon sold, and we retain the rest. If merchant partners decide that utilizing our services no longer provides an effective means of attracting new customers or selling their goods and services, they may demand a higher percentage of the total proceeds from each Groupon sold. This could adversely affect our revenue.
In addition, we expect to face increased competition from other Internet and technology-based businesses. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new customers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the revenue than we currently offer, we may be forced to take a lower percentage of the gross billings, which would reduce our revenue.
Our operating cash flow and results of operations could be adversely impacted if we change our merchant payment terms or our revenues do not continue to grow.
Our merchant payment terms and revenue growth have provided us with operating cash flow to fund our working capital needs. Our merchant partner arrangements are generally structured such that we collect cash up front when our customers purchase Groupons and make payments to our merchant partners at a subsequent date. In North America, we typically pay our merchant partners in installments within sixty days after the Groupon is sold. In our International segment, merchant partners are not paid until the customer redeems the Groupon. Our accrued merchant payable, which primarily consists of payment obligations to our merchant partners, has grown, both nominally and as a percentage of gross billings, as our gross billings have increased, particularly the gross billings from our International segment. Our accrued merchant payable balance increased from $162.4 million as of December 31, 2010 to $520.7 million as of December 31, 2011. We use the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer our merchant partners more favorable or accelerated payment terms or our revenue does not continue to grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or a decrease in subscriber willingness to receive messages could adversely affect our revenue and business.
Our business is highly dependent upon email and other messaging services. Deals offered through emails and other messages sent by us, or on our behalf by our affiliates, generate a substantial portion of our revenue. Because of the importance of email and other messaging services to our businesses, if we are unable to successfully deliver emails or messages to our subscribers or potential subscribers, or if subscribers decline to open our emails or messages, our revenue and profitability would be adversely affected. Actions by third parties to block, impose restrictions on, or charge for the delivery of, emails or other messages could also materially and adversely impact our business. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. In addition, our use of email and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send emails or other messages. Any disruption or restriction on the distribution of emails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability.
We have a rapidly evolving business model and our new product and service offerings could fail to attract or retain customers or generate revenue.
We have a rapidly evolving business model and are regularly exploring entry into new market segments and the introduction of new products and features with respect to which we may have limited experience. In addition, our customers may not respond favorably to our new products and services. These products and services may present new and significant technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. If products or services we introduce, such as changes to our websites and applications, the introduction of social networking and location-based marketing elements to our websites, or entirely new lines of business that we may pursue, fail to engage customers or merchant partners, we may fail to acquire or retain customers or generate sufficient revenue or other value to justify our investment, and our business may be materially and adversely affected. Our ability to retain or increase our customer base and revenue will depend heavily on our ability to innovate and to create successful new products and services. In addition, the relative profitability, if any, of our new activities may be lower than that of our historical activities, and we may not generate sufficient revenue from new activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.
We purchase and sell some products from indirect suppliers, which increases our risk of litigation and other losses.

We have recently begun selling Groupons to buy merchandise both directly from brand owners and indirectly from retailers and third party distributors, and we also sometimes take title to the goods before we offer them for sale to our customers.  By selling Groupons for merchandise coming from parties other than the brand owners, we are subject to an increased risk that the merchandise may be damaged or non-authentic, which could result in potential liability under applicable laws, regulations, agreements and orders, and increase the amount of returned merchandise. In addition, brand owners may take legal action against us, which could result in costly litigation, generate bad publicity for us, and have a material adverse impact on our business, financial condition and results of operations.
We are subject to inventory management and order fulfillment risk as a result of our Groupon Goods business.
As we continue to expand our business model, we may purchase some of the merchandise that we offer for sale to our customers. The demand for products can change for a variety of reasons, including customer preference, seasonality, and the perceived value from customers of purchasing the product through us. In addition, this is a new business for us, and therefore we have a limited historical basis upon which to predict customer demand for the products. If we are unable to adequately predict customer demand and efficiently manage our inventory, we could either have an excess or a shortage of inventory, either of which would have a material adverse effect on our business.
Purchasing the goods ourselves prior to the sale also means that we will be required to fulfill orders on an efficient and cost-effective basis. Many other online retailers have significantly larger inventories and therefore are able to rely on past experience and economies of scale to optimize their order fulfillment. Delays or inefficiencies in our processes could subject us to additional costs, as well as customer dissatisfaction, which would adversely affect our business.
If we are unable to retain the services of certain individuals involved in the operations of our International segment, our international expansion may suffer.
Our international expansion has been rapid and our international business has become critical to the growth in our revenue and our ability to maintain and increase our profitability. In 2010 and 2011, 36.0% and 60.6%, respectively, of our revenue was generated from our International segment. We began our international operations in May 2010 with the acquisition of CityDeal Europe GmbH, or CityDeal, which was founded by Oliver Samwer and Marc Samwer. Since the CityDeal acquisition, Messrs. Samwer have served as consultants and been extensively involved in the development and operations of our International segment. The agreements under which Oliver and Marc Samwer provide us with consulting services will expire in October 2012 and October 2013, respectively. In the event Messrs. Samwer do not continue to provide us with consulting services after the respective termination dates of their agreements, we can make no assurances that the loss of their services will not disrupt our international operations or have an adverse effect on our ability to grow our international business.
Our international operations are subject to increased challenges, and our inability to adapt to the varied commercial and regulatory landscapes of our international markets may adversely affect our business.
Further expansion into international markets requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenue from foreign operations. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including the following:

•	strong local competitors, many of whom have been in the market longer than us;

•
different regulatory requirements, including regulation of gift cards and coupon terms, Internet services, professional selling, distance selling, bulk emailing, privacy and data protection, banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions or limit our ability to enforce contractual obligations;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks and electronic funds transfer systems;

•	different employee/employer relationships and the existence of workers' councils and labor unions;

•	shorter payment cycles, different accounting practices and greater problems in collecting accounts receivable;

•	higher Internet service provider costs;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency; and

•	differing intellectual property laws.

We are subject to complex foreign and U.S. laws and regulations that apply to our international operations, including data privacy and protection requirements, the Foreign Corrupt Practices Act and similar local laws prohibiting certain payments to government officials, banking and payment processing regulations, and anti-competition regulations, among others. The costs of complying with these various and sometimes conflicting laws and regulations could be substantial. We have implemented policies and procedures to ensure compliance with these laws and regulations, however, we cannot assure you that our employees, contractors, or agents will not violate our policies.

If, as we continue to expand internationally, we are unable to successfully replicate our business model due to these and other commercial and regulatory constraints in our international markets, our business may be adversely affected.

The integration of our international operations with our North American technology platform may result in business interruptions.
We currently use a common technology platform in our North America segment to operate our business and are in the process of migrating our operations in our International segment to the same platform. Such changes to our technology platform and related software carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of this process, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
An increase in the costs associated with maintaining our international operations could adversely affect our results of operations.
Certain factors may cause our international costs of doing business to exceed our comparable costs in North America. For example, in some countries, expansion of our business may require a close commercial relationship with one or more local banks, a shared ownership interest with a local entity or registration as a bank under local law. Such requirements may reduce our revenue, increase our costs or limit the scope of our activities in particular countries.
Further, as we expand our international operations and have additional portions of our international revenue denominated in foreign currencies, we could become subject to increased difficulties in collecting accounts receivable and repatriating money without adverse tax consequences and increased risks relating to foreign currency exchange rate fluctuations. Further, we could be subject to the application of U.S. tax rules to acquired international operations and local taxation of our fees or of transactions on our websites.
We conduct certain functions, including product development, customer support and other operations, in regions outside of North America. Any factors which reduce the anticipated benefits, including cost efficiencies and productivity improvements, associated with providing these functions outside of North America, including increased regulatory costs associated with our international operations, could adversely affect our business.
An increase in our refund rates could reduce our liquidity and profitability.
Our Groupon Promise states that we will provide our customers with a refund of the purchase price of a Groupon if they believe that we have let them down. As we increase our revenue and expand our product offerings, our refund rates may exceed our historical levels. For example, as a result of the fourth quarter 2011 shift in our deal mix and higher price point offers, our refund rates in the first quarter of 2012 were higher than historical levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates- Refunds." A downturn in general economic conditions may also increase our refund rates. An increase in our refund rates could significantly reduce our liquidity and profitability.
Because we do not have control over our merchant partners and the quality of products or services they deliver, we rely on a combination of our historical experience with each merchant partner and online and offline research of customer reviews of merchant partners for the development of our estimate for refund claims. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate. If our refund reserves are not adequate to cover future refund claims, this inadequacy could have a material adverse effect on our liquidity and profitability.
Our standard agreements with our merchant partners generally limit the time period during which we may seek reimbursement for customer refunds or claims. Our customers may make claims for refunds with respect to which we are unable to seek reimbursement from our merchant partners. Our inability to seek reimbursement from our merchant partners for refund claims could have an adverse effect on our liquidity and profitability.

If our merchant partners do not meet the needs and expectations of our customers, our business could suffer.
Our business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by merchant partners that are outside our control. Any shortcomings of one or more of our merchant partners, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our customers to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and customer sentiment generated as a result of fraudulent or deceptive conduct by our merchant partners could damage our reputation, reduce our ability to attract new customers or retain our current customers, and diminish the value of our brand.
The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.
We currently depend on the continued services and performance of the key members of our management team, including Andrew D. Mason, our Chief Executive Officer, and Jason E. Child, our Chief Financial Officer. Mr. Mason is one of our founders and his leadership has played an integral role in our growth. The loss of key personnel, including key members of management as well as our marketing, sales, product development and technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. Moreover, many members of our management are new to our team or have been recently promoted to new roles.
Eric P. Lefkofsky is one of our founders and has served as the Executive Chairman of our Board of Directors since our inception. Although Mr. Lefkofsky historically has devoted a significant amount of his business time to Groupon, he is under no contractual or other obligation to do so and may not do so in the future. Mr. Lefkofsky invests his business time and financial resources in a variety of other businesses, including Lightbank LLC, a private investment firm that Mr. Lefkofsky co-founded with Bradley A. Keywell. Such investments may be in areas that present conflicts with, or involve businesses related to, our operations. If Mr. Lefkofsky devotes less time to our business in the future, our business may be adversely affected.
As we become a more mature company, we may find our recruiting and retention efforts more challenging. We are seeking to hire a significant number of personnel in 2012, including certain key management personnel. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
We may be subject to additional unexpected regulation which could increase our costs or otherwise harm our business.
The application of certain laws and regulations to Groupons, as a new product category, is uncertain. These include laws and regulations such as the CARD Act, and unclaimed and abandoned property laws. In addition, from time to time, we may be notified of additional laws and regulations which governmental organizations or others may claim should be applicable to our business. For example, we were recently notified by the Massachusetts Alcoholic Beverages Control Commission that Groupon discounts for some Massachusetts restaurants may not be in compliance with Massachusetts liquor laws and regulations. If we are required to alter our business practices as a result of any laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, judgments or settlements could adversely impact our profitability.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

In connection with the audit of our financial statements as of and for the year ended December 31, 2011, we concluded there is a material weakness in internal control over financial reporting related to deficiencies in the financial statement close process. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See "Item 9A. Controls and Procedures".

We are working to remediate the material weakness. We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the continued development and implementation of formal policies, improved processes and documented procedures, as well as the continued hiring of additional finance personnel. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not currently required to make an assessment of the effectiveness of our internal controls. However, we will need to evaluate our internal controls over financial reporting in connection with Section 404 of the Sarbanes Oxley Act for the year ending December 31, 2012, and our auditors will be required to attest to our internal controls over financial reporting starting with our annual report for the year ending December 31, 2012. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our auditors' attestation report on our internal controls over financial reporting. We are in the early phases of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing processes, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our Class A common stock.

We may have exposure to greater than anticipated tax liabilities.

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially affect our financial position and results of operations.

The current administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed a wide variety of potential changes. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we currently maintain outside of the United States. Due to the large and expanding scale of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.
The implementation of the CARD Act and similar state and foreign laws may harm our business and results of operations.
Groupons may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, and state laws governing gift cards, stored value cards and coupons. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if Groupons are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the Groupon, or the promotional value, which is the add-on value of the Groupon in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the Groupon was issued or the date on which the customer last loaded funds on the Groupon if the Groupon has a reloadable feature; (ii) the Groupon's stated expiration date (if any); or (iii) a later date provided by applicable state law. We and several merchant partners with whom we have partnered are currently defendants in 16 purported class actions that have been filed in federal and state court claiming that Groupons are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing Groupons with expiration dates and other restrictions. We are also the defendant to a purported class action in the Canadian province of Ontario in which similar violations of provincial legislation governing gift cards are alleged. In the event that it is determined that Groupons are subject to the CARD Act or any similar state or foreign law or regulation, and are not within various exemptions that may be available to Groupon under the CARD Act or under some of the various state or foreign jurisdictions, our liabilities with respect to unredeemed Groupons may be materially higher than the amounts shown in our financial statements and we may be subject to additional fines and penalties. In addition, if federal or state laws require that the face value of Groupons have a minimum expiration period beyond the period desired by a merchant partner for its promotional program, or no expiration period, this may affect the willingness of merchant partners to issue Groupons in jurisdictions where these laws apply. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.
If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed Groupons, our net income could be materially and adversely affected.
In certain states and foreign jurisdictions, Groupons may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We do not remit any amounts relating to unredeemed Groupons based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to Groupons is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with customers and merchant partners and our role as it relates to the issuance and delivery of a Groupon. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to Groupons, or if the estimates that we use in projecting the likelihood of Groupons being redeemed prove to be inaccurate, our liabilities with respect to unredeemed Groupons may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.
Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and applications or may even attempt to completely block access to our websites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our revenue as anticipated.
New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our services and our financial results.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of subscribers or merchant partners and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.
We may suffer liability as a result of information retrieved from or transmitted over the Internet and claims related to our service offerings.
We may be, and in certain cases have been, sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims relating to information that is published or made available on our websites or service offerings we make available (including provision of an application programming interface platform for third parties to access our website, mobile device services and geolocation applications). This risk is enhanced in certain jurisdictions outside the United States, where our liability for such third-party actions may be less clear and we may be less protected. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occurs, our net income could be materially and adversely affected.
We are subject to risks associated with information disseminated through our websites and applications, including consumer data, content that is produced by our editorial staff and errors or omissions related to our product offerings. Such information, whether accurate or inaccurate, may result in our being sued by our merchant partners, subscribers or third parties and as a result our revenue and goodwill could be materially and adversely affected.
Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our websites and mobile applications, and any significant disruption in service on our websites or applications could result in a loss of subscribers, customers or merchant partners.
Subscribers access our deals through our websites and mobile applications. Our reputation and ability to acquire, retain and serve our subscribers and customers are dependent upon the reliable performance of our websites and mobile applications and the underlying network infrastructure. As our subscriber base and the amount of information shared on our websites and applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure to handle the traffic on our websites and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our subscriber base or the amount of traffic on our websites and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our websites and applications, and prevent our subscribers from accessing our services. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential subscribers and merchant partners, which could harm our operating results and financial condition.
We may be subject to breaches of our information technology systems, which could harm our relationships with our customers and merchant partners, subject us to negative publicity and litigation, and cause substantial harm to our business.

Our business model requires us to obtain confidential information about our customers and merchant partners, including names, email addresses and credit card and other payment account information. Because of our high profile and the amount of customer information that we store, we may be at an increased risk of attacks on our system, notwithstanding the fact that we have invested heavily in systems to protect such information.

We, like other e-commerce businesses, use encryption and authentication technology to help provide the security and authentication to effectively secure transmission of confidential information, including credit card numbers. While these techniques are effective in maintaining confidentiality, we cannot guarantee that this will prevent all potential breaches of our system, including by means of technologies developed to bypass these securities measures. In addition, outside parties may attempt to fraudulently induce employees, merchant partners or customers to disclose sensitive information in order to gain access to our information or our merchant partners’ or customers’ information.

Because the techniques used to gain access to, or sabotage, systems often are not recognized until launched against a target, we may be unable to anticipate the correct methods necessary to defend against these types of attacks. Any breach, or the perceived threat of a breach, could cause our customers and merchant partners to cease doing business with us, subject us to lawsuits, regulatory fines or other action or liability, which would harm our business, financial condition and results of operations.
Any reduction in the availability of Internet access, including through the use of mobile devices, could adversely affect our business.
The success of our services will depend largely on sufficient network availability for us, our customers and our merchant partners. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and amount of traffic, including a significant increase in bandwidth demands as a result of the use of smartphones and other mobile devices. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements or problems caused by viruses, worms, malware and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs.These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services, which could adversely impact our business.
We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.
We regard our subscriber list, trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our deals are made available. We also may not be able to acquire or maintain appropriate domain names or trademarks in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. We may be unable to prevent third parties from using and registering our trademarks, or trademarks that are similar to, or diminish the value of, our trademark in some countries.
We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. We are currently subject to multiple litigations and disputes related to our intellectual property and service offerings. We may in the future be subject to additional litigation and disputes. The costs of supporting such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained.
We are currently subject to third-party claims that we infringe their proprietary rights or trademarks and expect to be subject to additional claims in the future. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages by us. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of customers and merchant partners will be impaired and our business and operating results will be harmed.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the "Groupon" brand is critical to expanding our base of customers and merchant partners. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the "Groupon" brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a group buying leader and to continue to provide reliable, trustworthy and high quality deals, which we may not do successfully.
We receive a high degree of media coverage around the world. Unfavorable publicity or consumer perception of our websites, applications, practices or service offerings, or the offerings of our merchant partners, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue and a negative impact on the number of merchant partners we feature and the size of our customer base, the loyalty of our customers and the number and variety of deals we offer each day. As a result, our business, financial condition and results of operations could be materially and adversely affected.
Acquisitions, joint ventures and strategic investments could result in operating difficulties, dilution and other harmful consequences.
We expect to continue to evaluate and consider a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and strategic investments. W may not realize the anticipated benefits of any or all of our acquisitions, or we may not realize them in the time frame expected. In addition, the integration of an acquisition could divert management's time and the company's resources. If we pay for an acquisition in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock it could be dilutive to our stockholders.
Our business may be subject to seasonal sales fluctuations which could result in volatility or have an adverse effect on the market price of our common stock.
Our business, like that of our merchant partners, may be subject to some degree of sales seasonality. As the growth of our business stabilizes, these seasonal fluctuations may become more evident. Seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our common stock.
We depend on the continued growth of online commerce.
The business of selling goods and services over the Internet, particularly through coupons, is dynamic and relatively new. Concerns about fraud, privacy and other problems may discourage additional consumers and merchants from adopting the Internet as a medium of commerce. In countries such as the U.S., Germany, the United Kingdom, France and Japan, where our services and online commerce generally have been available for some time and the level of market penetration of our services is high, acquiring new customers for our services may be more difficult and costly than it has been in the past. In order to expand our customer base, we must appeal to and acquire customers who historically have used traditional means of commerce to purchase goods and services and may prefer Internet analogues to our offerings, such as the retailer's own website. If these customers prove to be less active than our earlier customers, or we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.
Our business is subject to interruptions, delays or failures resulting from earthquakes, other natural catastrophic events or terrorism.
Our services, operations and the data centers from which we provide our services are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, financial condition and results of operations and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism could cause disruptions to the Internet, our business or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting areas where data centers upon which we rely are located, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Such disruptions could negatively impact our ability to run our websites, which could harm our business.
Our results of operations may be negatively impacted by investments we make as we enter new product and service categories.
We have offered Groupons in over 190 different types of businesses, services and activities that fall into six broad categories. We intend to continue to invest in the development of our existing categories and to expand into new categories. We may make substantial investments in such new categories in anticipation of future revenue. We may also face greater competition in specific categories from Internet sites that are more focused on such categories. If the launch of a new category requires investments greater than we expect, if we are unable to generate sufficient merchant partner offers which are of high quality, value and variety or if the revenue generated from a new category grows more slowly or produces lower revenue than we expect, our results of operations could be adversely impacted.
Failure to deal effectively with fraudulent transactions and customer disputes would increase our loss rate and harm our business.
Groupons are issued in the form of redeemable coupons with unique identifiers. It is possible that consumers or other third parties will seek to create counterfeit Groupons in order to fraudulently purchase discounted goods and services from our merchant partners. While we use advanced anti-fraud technologies, it is possible that technically knowledgeable criminals will attempt to circumvent our anti-fraud systems using increasingly sophisticated methods. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse customers and/or merchant partners for any funds stolen or revenue lost as a result of such breaches. Our merchant partners could also request reimbursement, or stop using Groupon, if they are affected by buyer fraud or other types of fraud.
We may incur significant losses from fraud and counterfeit Groupons. We may incur losses from claims that the customer did not authorize the purchase, from merchant partner fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. If we were unable to accept credit cards for payment, we would suffer substantial reductions in revenue, which would cause our business to suffer. While we have taken measures to detect and reduce the risk of fraud, these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.
We are subject to payments-related risks.
We accept payments using a variety of methods, including credit card, debit card and gift certificates. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business and operating results could be adversely affected.
We are also subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payments services business.
Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include Groupons.
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value cards. Examples of anti-money laundering requirements imposed on financial institutions include subscriber identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the characteristics of Groupons and our role with respect to the distribution of Groupons to subscribers. However, the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act, recently proposed amendments to the scope and requirements for parties involved in stored value or prepaid access cards, including a proposed expansion of financial institutions to include sellers or issuers of prepaid access cards. In the event that this proposal is adopted as proposed, it is possible that a Groupon could be considered a financial product and that we could be a financial institution. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income.
State and foreign laws regulating money transmission could be expanded to include Groupons.

Many states and certain foreign jurisdictions impose license and registration obligations on those companies engaged in the business of money transmission, with varying definitions of what constitutes money transmission. We do not currently believe we are a money transmitter given our role and the product terms of Groupons. However, a successful challenge to our position or expansion of state or foreign laws could subject us to increased compliance costs and delay our ability to offer Groupons in certain jurisdictions pending receipt of any necessary licenses or registrations.
Current uncertainty in global economic conditions could adversely affect our revenue and business.
Our operations and performance depend on worldwide economic conditions, which deteriorated significantly in the United States and other countries in late 2008 and through 2009. The current economic environment continues to be uncertain. These conditions may make it difficult for our merchant partners to accurately forecast and plan future business activities, and could cause our merchant partners to terminate their relationships with us or could cause our customers to slow or reduce their spending. Furthermore, during challenging economic times, our merchant partners may face issues gaining timely access to sufficient credit, which could result in their unwillingness to continue with our service or impair their ability to make timely payments to us. If that were to occur, we may experience decreased revenue, be required to increase our allowance for doubtful accounts and our days receivables outstanding would be negatively impacted. If we are unable to finance our operations on acceptable terms as a result of renewed tightening in the credit markets, we may experience increased costs or we may not be able to effectively manage our business. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.
Our management team has a limited history of working together and may not be able to execute our business plan.
Our management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. We have recently filled a number of positions in our senior management and finance and accounting staff. Accordingly, certain key personnel have only recently assumed the duties and responsibilities they are now performing. In addition, certain of our executives have limited experience managing a large global business operation. Accordingly, it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business.
Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.
The individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that will be subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.
We will incur increased costs as a result of being a public company.
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, or the SEC, the Public Company Accounting Oversight Board and the exchange on which our Class A common stock is listed, impose additional reporting and other obligations on public companies. We expect that compliance with these public company requirements will increase our costs and make some activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we will adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements. For example, under Section 404 of the Sarbanes-Oxley Act, for our annual report on Form 10-K for our fiscal year ending December 31, 2012, we will need to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our independent registered public accounting firm will need to issue an opinion on the effectiveness of those controls. In connection with the preparation of our financial statements for the year ended December 31, 2011, our independent registered accounting firm identified a material weakness in the design and operating effectiveness of our internal control over financial reporting, and as a result we expect to incur additional costs remediating this material weakness. In addition, the existence of this issue could adversely affect us, our reputation or investor perceptions of us. It also may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third-parties may also prompt even more changes in corporate governance and reporting requirements. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.
We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock is highly volatile
Our Class A common stock began trading on the NASDAQ Global Select Market on November 4, 2011 and between that date and December 31, 2011 has fluctuated from a high of $31.14 per share to a low of $14.85 per share. We expect that the trading price of our stock will continue to be volatile due to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. Among the factors that could affect our stock price are:

•
our earnings announcements, including any financial projections that we may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections or projections made by research analysts;

•	the amount of shares of our Class A common stock that are available for sale;

•	the relative success of competitive products or services;

•	the public's response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation;

•	speculation about our business in the press or the investment community;

•	future sales of our Class A common stock by our significant stockholders, officers and directors;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our entry into new markets;

•	regulatory developments in the United States or foreign countries;

•	strategic actions by us or our competitors, such as acquisitions, joint ventures or restructurings; and

•	changes in accounting principles.

We expect the stock price volatility to continue for the foreseeable as a result of these and other factors.

The concentration of our capital stock ownership with our founders, executive officers, employees and directors and their affiliates will limit your ability to influence corporate matters.

Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of December 31, 2011, our founders, Eric P. Lefkofsky, Bradley A. Keywell and Andrew D. Mason control 100% of our outstanding Class B common stock and approximately 33.5% of our outstanding Class A common stock, representing approximately 57.4% of the voting power of our outstanding capital stock. Messrs. Lefkofsky, Keywell and Mason will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
We do not intend to pay dividends for the foreseeable future.
We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. As a result, you can expect to receive a return on your investment in our Class A common stock only if the market price of the stock increases.
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.
Provisions in our certificate of incorporation and bylaws, as amended and restated upon the closing of this offering, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•
Our certificate of incorporation provides for a dual class common stock structure. As a result of this structure, our founders will have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that other stockholders may view as beneficial.

•
Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

•
Special meetings of our stockholders may be called only by our Executive Chairman of the Board, our Chief Executive Officer, our board of directors or holders of not less than the majority of our issued and outstanding capital stock. This limits the ability of minority stockholders to take certain actions without an annual meeting of stockholders.

•
Our stockholders may not act by written consent unless the action to be effected and the taking of such action by written consent is approved in advance by our board of directors. As a result, a holder, or holders, controlling a majority of our capital stock would generally not be able to take certain actions without holding a stockholders' meeting.

•	Our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

•
Stockholders must provide timely notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon an annual meeting of stockholders. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of our company.

•
Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our principal executive offices in North America are located in Chicago, Illinois, and our principal international executive offices are located in Berlin, Germany and Schaffhausen, Switzerland. As of December 31, 2011, the properties listed below represented our principal executive facilities. Other facilities are located throughout the world and largely represent local operating facilities. We believe that our properties are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

Description of Use	Square Footage	Operating Segment	Lease Expiration
Corporate office facilities	550,000	North America	From 2012 through 2018
Corporate office facilities	30,000	International	From 2012 through 2022

ITEM 3: LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 8 “Commitments and Contingencies—Legal Matters” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol “GRPN” since November 4, 2011. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the high and low sales price for our Class A common stock as reported by the NASDAQ Global Select Market for each of the periods listed.

2011	High	Low
Fourth Quarter (from November 4, 2011)	$31.14	$14.85

2012	High	Low
First Quarter (through March 27, 2012)	$25.84	$16.25

Holders

As of March 27, 2012, there were 343 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. Each share of our Class A common stock is entitled to one vote per share. Each share of our Class B common stock is entitled to 150 votes per share and is convertible at any time into one share of Class A common stock.

Dividend Policy

We currently do not anticipate paying dividends on our Class A common stock or Class B common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

Information about the securities authorized for issuance under our compensation plans is incorporated by reference from the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders

Recent Sales of Unregistered Securities

        Prior to our initial public offering and the conversion of our shares of capital stock into Class A Common and Class B common stock, we sold shares of our Series D preferred stock, Series E preferred stock, Series F preferred stock, Series G preferred stock, voting common stock and non-voting common stock and following our initial public offering, we sold shares of our Class A common stock in transactions that were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as transactions not involving a public offering. The information set forth below reflects such sales since January 1, 2009 and, with respect to our voting common stock and non-voting common stock, gives effect to (i) the three-for-one forward stock split of our voting common stock and non-voting common stock that was completed in August 2010; (ii) the two-for-one forward stock split of our voting common stock and non-voting common stock that was completed in January 2011; and (iii) the two-for-one forward stock split of our voting common stock and non-voting common stock that was completed in October 2011.

Name of Stockholder	Series E Preferred Stock(1)	Series F Preferred Stock(2)	Voting Common Stock(3)	Non-Voting Common Stock(4)	Series G Preferred Stock(5)	Class A Common Stock	Date of Purchase	Total Purchase Price
Andrew D. Mason				3,600,000			11/1/2009	$144,000
Entities affiliated with Accel Growth Fund L.P.	2,932,552						11/17/2009	$20,000,005
Entities affiliated with New Enterprise Associates	1,466,276						11/17/2009	$10,000,002
The Board of Trustees of Leland Stanford Junior University	7,332						11/17/2009	$50,004
Entities affiliated with Digital Sky Technologies		3,113,080					4/16/2010	$100,000,000
Entities affiliated with Battery Ventures		1,089,578					4/16/2010	$35,000,000
Goodrec, Inc. stockholders				714,704			5/6/2010	(6)
CityDeal Management UG (haftungsbeschraenkt) & Co. Beteiligungs KG			3,960,000				5/15/2010	(7)
CD‑Inv Holding UG (haftungsbeschraenkt) & Co. Beteiligungs KG			11,878,812				5/15/2010	(7)
Entities Affiliated with Oliver and Marc Samwer(8)			23,761,188				5/15/2010	(7)
Goodrec, Inc. stockholders				240,000			11/6/2010	(9)
Ludic Labs Inc. stockholders				2,460,000			11/30/2010	(10)
CityDeal Management UG (haftungsbeschraenkt) & Co. Beteiligungs KG			4,020,000				12/1/2010	(11)
CD‑Inv Holding UG (haftungsbeschraenkt) & Co. Beteiligungs KG			12,058,800				12/1/2010	(11)
Entities Affiliated with Oliver and Marc Samwer(8)			27,121,200				12/1/2010	(11)
Entities affiliated with The Growth Fund of America, Inc.					5,539,730		12/17/2010	$175,000,071
Entities affiliated with Fidelity Investments					3,165,559		12/17/2010	$100,000,009
Entities affiliated with Morgan Stanley Investment Management					2,374,170		12/17/2010	$75,000,030
Entities affiliated with T. Rowe Price					3,165,559		12/17/2010	$100,000,009
Allen & Company, LLC					126,622		1/11/2011	$3,999,989
Entities affiliated with DST Global Limited					1,614,436		1/11/2011	$51,000,033
Andreessen Horowitz Fund II, L.P.					1,266,223		1/11/2011	$39,999,985
Entities affiliated with Battery Ventures VIII, L.P.					728,079		1/11/2011	$23,000,016
Entities affiliated with Greylock XIII Limited Partnership					2,057,613		1/11/2011	$64,999,995

Guy Oseary Family Trust		63,311		1/11/2011	$1,999,994
KPCB Holdings, Inc.		2,057,614		1/11/2011	$65,000,026
Entities affiliated with Maverick Fund Private Investments, Ltd.		1,582,780		1/11/2011	$50,000,020
SLP Green Holdings, L.L.C.		1,582,779		1/11/2011	$49,999,989
Entities affiliated with TCV Member Fund, L.P.		4,748,339		1/11/2011	$150,000,029
Entities affiliated with Howard Schultz	1,899,336			2/10/2011	$15,000,006
Matt McCutchen	29,040			2/10/2011	$229,343
Placido Arango	126,622			2/10/2011	$999,997
Theodore J. Leonsis	126,662			2/10/2011	$1,000,313
Pelago Stockholders	380,300			4/18/2011	(12)
Zappedy Stockholders	426,184			7/15/2011	(13)
Entities Affiliated with Oliver and Marc Samwer(14)		2,908,856		7/29/2011	(15)
Darberry Ltda. stockholders			296,394	11/4/2011	(16)
Groupon Servicos Digitais Ltda. stockholders			266,668	11/15/2011	(17)
__________________

(1)	Each share of Series E preferred stock was converted into 12 shares of Class A common stock on October 31, 2011.

(2)	Each share of Series F preferred stock was converted into 12 shares of Class A common stock on October 31, 2011.

(3)	Each share of voting common stock was converted into one share of Class A common stock on October 31, 2011.

(4)	Each share of non-voting common stock was converted into one share of Class A common stock on October 31, 2011.

(5)	Each share of Series G preferred stock was converted into four shares of Class A common stock on October 31, 2011.

(6)	These shares were issued as partial consideration in connection with the merger of Goodrec, Inc. d/b/a Mobly with and into Groupon Mobly, Inc.

(7)	These shares were issued as consideration in connection with acquisition the of CityDeal Europe GmbH by Groupon Germany GbR.

(8)
Shares issued to CD‑Rocket Holdings UG (haftungsbeschraenkt) & Co. Beteiligungs KG is owned by Rocket Internet GmbH, 83.34% of which is owned by European Founders Fund GmbH. European Founders Fund is owned by Oliver Samwer (33.33%), Marc Samwer (33.33%) and Alexander Samwer (33.33%).

(9)	These shares were issued as contingent consideration in connection with the merger of Goodrec, Inc. d/b/a Mobly with and into Groupon Mobly, Inc.

(10)	These shares were issued as partial consideration in connection with the merger of Ludic Labs, Inc. with and into Groupon Ludic, Inc.

(11)	These shares were issued as contingent consideration in connection with the acquisition of CityDeal Europe GmbH by Groupon Germany GbR.

(12)	These shares were issued as partial consideration in connection with the acquisition of Pelago, Inc.

(13)	These shares were issued as consideration in connection with the acquisition of Zappedy, Inc. by Groupon.

(14)
Shares issued to Rocket Asia GmbH & Co. KG is owned by Rocket Internet GmbH, 83.34% of which is owned by European Founders Fund GmbH. European Founders Fund is owned by Oliver Samwer (33.33%), Marc Samwer (33.33%) and Alexander Samwer (33.33%).

(15)	These shares were issued as consideration in connection with an increase in Groupon's interest in E‑Commerce King Limited.

(16)	These shares were issued as consideration in connection with an increase in Groupon's interest in Darberry Ltda.

(17)	These shares were issued as consideration in connection with an increase in Groupon's interest in Groupon Servicos Digitais Ltda.
Since January 1, 2008, we have granted options to 667 of our employees or consultants to purchase an aggregate of

34,398,400 shares of our common stock, of which 8,575,538 have been exercised, 8,308,118 have been forfeited or expired and 17,514,744 remain either unvested or unexercised. The weighted average exercise price for the unvested and/or unexercised options is $1.12 per share. In addition, since January 1, 2008, we have granted 15,202,745 restricted stock units to 8,339 of our employees or consultants, 11,944,844 of which remain unvested. Each of the option and restricted stock unit grants were awarded under either the Company's 2011 Incentive Plan, 2010 Stock Plan or 2008 Stock Option Plan and, subject to the terms of those plans, vest and allow for exercise, as applicable, in accordance with the terms of each individual grant.

Other than the transactions listed immediately above, we have not issued and sold any unregistered securities in the past three years.

Use of Proceeds from Sales of Registered Securities

In connection with our initial public offering, we offered and sold 40,250,000 shares of Class A common stock at a price of $20.00 per share. The offer and sale of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-174661), which was declared effective by the Securities and Exchange Commission on November 3, 2011. The underwriters in offering were Morgan Stanley & Co. LLC, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Allen & Company LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, William Blair & Company, L.L.C., Loop Capital Markets, Inc., RBC Capital Markets, LLC and The Williams Capital Group, L.P.

After deducting underwriting discounts and commissions and offering related expenses, our net proceeds from the initial public offering were approximately $744.2 million. In connection with the offering, we paid underwriting discounts and commissions of approximately $48.3 million and paid approximately $12.5 million in offering expenses.

We used the proceeds from the offering for working capital and other general purposes, which included the acquisition of other businesses, products or technologies. We invested the remaining proceeds in investment-grade, interest bearing instruments, pending their use to fund working capital and other general corporate purposes.

Issuer Purchases of Equity Securities

None.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto in Item 8 of this Annual Report on Form 10-K, and the information contained in Item 7 of this Annual Report on Form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations". Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2008	2009	2010	2011
	(dollars in thousands, except share data)
Consolidated Statements of Operations Data:
Revenue (gross billings of $94, $34,082, $745,348 and $3,985,501 respectively)	$5	$14,540	$312,941	$1,610,430
Costs and expenses:
Cost of revenue	88	4,716	42,896	258,879
Marketing	163	5,053	290,569	768,472
Selling, general and administrative	1,386	5,848	196,637	821,002
Acquisition-related	—	—	203,183	(4,537)
Total operating expenses	1,637	15,617	733,285	1,843,816
Loss from operations	(1,632)	(1,077)	(420,344)	(233,386)
Interest and other income (expense), net	90	(16)	284	5,973
Equity-method investment activity, net of tax	—	—	—	(26,652)
Loss before provision for income taxes	(1,542)	(1,093)	(420,060)	(254,065)
Provision (benefit) for income taxes	—	248	(6,674)	43,697
Net loss	(1,542)	(1,341)	(413,386)	(297,762)
Less: Net loss attributable to noncontrolling interests	—	—	23,746	18,335
Net loss attributable to Groupon, Inc.	(1,542)	(1,341)	(389,640)	(279,427)
Dividends on preferred shares	(277)	(5,575)	(1,362)	—
Redemption of preferred stock in excess of carrying value	—	—	(52,893)	(34,327)
Adjustment of redeemable noncontrolling interests to redemption value	—	—	(12,425)	(59,740)
Preferred stock distributions	(339)	—	—	—
Net loss attributable to common stockholders	$(2,158)	$(6,916)	$(456,320)	$(373,494)

Net loss per share of common stock
Basic	$(0.01)	$(0.04)	$(2.66)	$(1.03)
Diluted	$(0.01)	$(0.04)	$(2.66)	$(1.03)

Weighted average number of shares outstanding
Basic	333,476,258	337,208,284	342,698,772	362,261,324
Diluted	333,476,258	337,208,284	342,698,772	362,261,324

	As of December 31,
	2008	2009	2010	2011 (1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	2,966	12,313	118,833	1,122,935
Working capital (deficit)	2,643	3,988	(196,564)	328,165
Total assets	3,006	14,962	381,570	1,774,476
Total long-term liabilities	—	—	1,621	78,194
Redeemable preferred stock	4,747	34,712	—	—
Cash dividends per common share	—	0.063	—	—
Total Groupon, Inc. stockholders' (deficit) equity	(2,091)	(29,969)	8,077	702,541
___________________________________________
(1) Cash in 2011 includes cash from the initial public offering of $744.2 million, net of underwriter fees and other issuance costs

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under "Risk Factors" and elsewhere in this Annual Report.
Overview
Groupon is a local commerce marketplace that connects merchant partners to consumers by offering goods and services at a discount. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including the yellow pages, direct mail, newspaper, radio, television and online advertisements, promotions and the occasional guy dancing on a street corner in a gorilla suit. By bringing the brick and mortar world of local commerce onto the Internet, Groupon is creating a new way for local merchant partners to attract customers and sell goods and services. We provide consumers with savings and help them discover what to do, eat, see and buy in the places where they live and work.
Each day we email our subscribers discounted offers for goods and services that are targeted by location and personal preferences. Current and potential customers access our deals directly through our websites and mobile applications. Our revenue is the purchase price paid by the customer for the Groupon less an agreed upon percentage of the purchase price paid to the featured merchant partners excluding any applicable taxes and net of estimated refunds. In 2011, we generated revenue of $1,610.4 million, compared to $312.9 million in 2010 and $14.5 million in 2009. The increases in revenue were partially due to our rapid international expansion during 2010. Revenue from our international operations was $112.5 million and $975.5 million in 2010 and 2011, respectively.
We have organized our operations into two principal segments: North America, which represents the United States and Canada, and International, which represents the rest of our global operations. For the year ended December 31, 2010, we derived 36.0% of our revenue from our International segment, compared to 60.6% for the year ended December 31, 2011. We expect the percentage of revenue derived from outside North America to continue to increase in future periods as we continue to expand globally and increase our penetration of the marketing opportunities in countries outside of North America, including those where we are already established.
We incurred a net loss of $297.8 million for the year ended December 31, 2011 and have an accumulated deficit of $698.7 million as of December 31, 2011. Since our inception, we have driven our growth through substantial investments in infrastructure and marketing to increase customer acquisition. In particular, our net loss for the year ended December 31, 2011 was driven primarily by the rapid expansion of our International segment during the year, which involved investing heavily in upfront marketing, sales and infrastructure related to the build out of our operations in South Korea, Australia, Japan and Brazil. We intend to continue to pursue a strategy of significant investment in these regions and elsewhere in the future, consistent with the strategy we previously employed in North America and Europe.
How We Measure Our Business
We measure our business with several financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the long‑term performance of our marketplace. The key metrics are as follows:
Financial Metrics

•
Revenue. Our revenue is the purchase price paid by the customer for the Groupon less an agreed upon percentage of the purchase price paid to the featured merchant partner, excluding any applicable taxes and net of estimated refunds. We believe revenue is an important indicator for our business because it is a reflection of the cash retained by Groupon excluding payment processing fees, and the value of our service to our merchant partners. Revenue as a percentage of gross billings is influenced by the mix of national and local deals we offer.

•
Consolidated segment operating (loss) income (CSOI). CSOI is the consolidated operating (loss) income of our two segments, North America and International, adjusted for acquisition-related costs and stock-based compensation expense. Acquisition-related costs are non-recurring, non-cash items related to certain of our acquisitions. Stock-based compensation expense is a non-cash item. As reported under U.S. GAAP, we do not allocate stock‑based compensation and acquisition‑related expense to our segments. We use CSOI to allocate resources and evaluate performance internally. CSOI is a non‑GAAP financial measure. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

•
Free cash flow. Free cash flow, which is reconciled to "Net cash provided by operating activities," is cash flow from operations reduced by "Purchases of property and equipment." We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it typically will present a more appropriate measure of cash flows as purchases of fixed assets, software developed for internal use and website development costs are a necessary component of ongoing operations. Free cash flow is a non-GAAP financial measure. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

Operating Metrics

•
Gross billings. This metric represents the gross amounts collected from customers for Groupons sold, excluding any applicable taxes and net of estimated refunds. We consider this metric to be an important indicator of our growth and business performance as it is a proxy for the dollar volume of transactions through our marketplace, net of tax and reserves. Tracking gross billings also allows us to track changes in the percentage of gross billings that we are able to retain after payments to our merchant partners. Gross billings are not equivalent to revenues or any other financial metric presented in our consolidated financial statements.

•
Active Customers. We define active customers as unique individuals that have purchased Groupons during the trailing twelve months. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of individuals purchasing Groupons is trending.

•
Gross billings per average active customer. This metric represents the trailing twelve months gross billings generated per average active customer. This metric is presented as the total gross billings generated in the trailing twelve months, divided by the average number of active customers in such time period. Although we believe total gross billings, not trailing twelve months gross billings per average active customer, is a better indication of the overall growth of our marketplace over time, trailing twelve months gross billings per average active customer provides an opportunity to evaluate whether our growth is primarily driven by growth in total customers or in spend per customer in any given period.

•
Revenue per average active customer. This metric represents the trailing twelve months revenue generated per average active customer. This metric is presented as the total revenue generated in the trailing twelve months, divided by the average number of active customers in such time period. Although we believe total revenue, not trailing twelve months revenue per average active customer, is a better indication of the overall growth of our business, trailing twelve month revenue per average active customer provides an opportunity to evaluate whether our average customer is purchasing deals with a higher or lower commission profile to Groupon.

	Year Ended December 31,
	2008	2009	2010	2011
Operating Metrics:
Gross billings (in thousands) (1)	$94	$34,082	$745,348	$3,985,501
Active customers (in thousands) (2)	*	374	8,940	33,742
Gross billings per average active customer(3)	*	*	$160.05	$186.75
Revenue per average active customer(4)	*	*	$67.20	$75.46
___________________________________________

*	Not available

(1)	Reflects the gross amounts collected from customers for Groupons sold, excluding any applicable taxes and net of estimated refunds, in the applicable period.

(2)	Reflects the total number of unique customers who have purchased Groupons during the trailing twelve months.

(3)	Reflects the total gross billings generated in the trailing twelve months per average active customer in the applicable period.

(4)	Reflects the total revenue generated in the trailing twelve months per average active customer in the applicable period.

Factors Affecting Our Performance

Customer acquisition costs. We must continue to acquire and retain customers who purchase Groupons in order to increase revenue and achieve profitability. If consumers do not perceive our Groupon offerings to be of high value and quality, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In our limited operating history, we have not incurred significant marketing or other expense on initiatives designed to re-activate customers or increase the level of purchases by our existing customers. If such expenditures or initiatives become necessary to maintain a desired level of activity in our marketplace, our business and profitability could be adversely affected.
Deal sourcing and quality. We consider our merchant partner relationships to be a vital part of our business model. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms. We do not have long-term arrangements to guarantee availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. In light of our objective to promote variety in our daily deals, our general practice to date has been to limit repeat merchants. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace.
Competitive pressure. Our growth and geographical expansion have drawn a significant amount of attention to our business model. As a result, a substantial number of group buying sites that attempt to replicate our business model have emerged around the world. While there has been a lot of documented consolidation of competition in recent months globally, we still expect new competitors to emerge. In addition to such competitors, we expect to increasingly compete against other large Internet and technology‑based businesses which have launched initiatives which are directly competitive to our business. We also expect to compete against other internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests.
Investment in growth. We are a high-growth company and have aggressively invested, and intend to continue to invest, to support this growth. As a result, we have incurred net losses in the majority of quarters since our inception. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to increase the number and variety of deals we offer each day, broaden our customer base, expand our marketing channels, expand our operations, hire additional employees and develop our technology.
Pace and effectiveness of expansion. We have grown our business rapidly since inception, adding new customers and markets both domestically and internationally. Our international operations have become critical to our revenue growth and our ability to achieve profitability. For the years ended December 31, 2010 and 2011, 36.0% and 60.6%, respectively, of our revenue was generated from our international operations. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. International acquisitions also expose us to a variety of execution risks. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our traditional business model.
Basis of Presentation
Revenue
Revenue primarily consists of the net amount we retain from the sale of Groupons after paying an agreed upon percentage of the purchase price to the featured merchant, excluding any applicable taxes and net of estimated refunds.
Cost of Revenue
Cost of revenue is composed of direct and indirect costs incurred to generate revenue, including costs related to credit card processing fees, refunds which are not recoverable from the merchant, certain technology costs, editorial costs and other processing fees. Credit card and other processing fees are expensed as incurred. At the time of sale, we record a liability for estimated costs to provide refunds which are not recoverable from the merchant based upon historical experience. Technology costs in cost of revenue consist of payroll and stock‑based compensation expense related to our technology personnel. Such technology costs also include website hosting and email distribution costs. Editorial costs consist of the payroll and stock‑based compensation expense related to our editorial personnel, as such staff is primarily dedicated to drafting and promoting merchant deals.

Marketing
Marketing expense consists primarily of targeted online marketing costs, such as sponsored search, advertising on social networking sites, email marketing campaigns, loyalty programs, affiliate programs and, to a lesser extent, offline marketing costs such as television, radio and print advertising. Marketing payroll costs, including related stock‑based compensation expense, are also classified as marketing expense. We record these costs in marketing expense in our consolidated statements of operations when incurred. No costs included in marketing expense are incurred in connection with the fulfillment of our obligations to our merchants. Marketing is the primary method by which we acquire customers, and as such, is a critical part of our growth strategy.
Selling, General and Administrative
Selling expenses reported within selling, general and administrative on the consolidated statements of operations consist of payroll and sales commissions for inside and outside sales representatives as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses consist of payroll and related expenses for employees involved in general corporate functions, including accounting, finance, tax, legal and human resources, among others. Additional costs included in general and administrative include subscriber service and operations, amortization and depreciation expense, rent, professional fees and litigation costs, travel and entertainment, stock compensation expense, charitable contributions, recruiting, office supplies, maintenance and other general corporate costs.
Acquisition‑Related
In May 2010, we acquired CityDeal, a European‑based collective buying power business launched in January 2010 that provided daily deals and online marketing services substantially similar to the Company. As part of the overall consideration paid, we were obligated to issue additional shares of our common stock in December 2010 due to the achievement of financial and performance earn-out targets. We recorded a liability on our consolidated balance sheet as of the original acquisition date for this consideration and subsequently remeasured the liability on a periodic basis until final settlement. As a result of this remeasurement, we recorded a total charge of $204.2 million in acquisition‑related expenses in 2010, which was partially offset by other nominal acquisition‑related items.
Similarly, in 2011, as part of the overall consideration payable in connection with certain acquisitions, we may be obligated to issue additional shares of our Class A common stock and make cash payments if certain financial and performance earn-out targets are achieved. We recorded a liability on our consolidated balance sheet as of the original acquisition date for this consideration and subsequently remeasured the liability as of December 31, 2011. As a result of this remeasurment, we recorded a net gain of $4.5 million in 2011 due to the change in fair value measurements from updated management forecasts, see Note 12 "Fair Value Meausrements". These liabilities have not yet been settled and are subject to future remeasurement.
Interest and Other Income (Expense)
Interest and other income (expense) primarily consists of foreign currency gains and losses resulting from foreign currency transactions, which are denominated in currencies other than our functional currencies and interest expense on our loans from related parties.

Results of Operations
Comparison of the Years Ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Revenue (gross billings of $34,082, $745,348 and $3,985,501 respectively)	$14,540	$312,941	$1,610,430
Costs and expenses:
Cost of revenue	4,716	42,896	258,879
Marketing	5,053	290,569	768,472
Selling, general and administrative	5,848	196,637	821,002
Acquisition-related	—	203,183	(4,537)
Total operating expenses	15,617	733,285	1,843,816
Loss from operations	(1,077)	(420,344)	(233,386)
Interest and other (expense) income, net	(16)	284	5,973
Equity-method investment activity, net of tax	—	—	(26,652)
Loss before provision for income taxes	(1,093)	(420,060)	(254,065)
Provision (benefit) for income taxes	248	(6,674)	43,697
Net loss	(1,341)	(413,386)	(297,762)
Less: Net loss attributable to noncontrolling interests	—	23,746	18,335
Net loss attributable to Groupon, Inc.	(1,341)	(389,640)	(279,427)
Dividends on preferred shares	(5,575)	(1,362)	—
Redemption of preferred stock in excess of carrying value	—	(52,893)	(34,327)
Adjustment of redeemable noncontrolling interests to redemption value	—	(12,425)	(59,740)
Net loss attributable to common stockholders	$(6,916)	$(456,320)	$(373,494)

Operating Expenses
Operating expenses with and without stock-based compensation are follows (in thousands):

	Year Ended December 31,
	2009			2010			2011
	As reported	Stock-based compensation	Net	As reported	Stock-based compensation	Net	As reported	Stock-based compensation	Net
	(in thousands)
Cost of revenue	$4,716	—	$4,716	$42,896	$(157)	$42,739	$258,879	$(1,130)	$257,749
Marketing	5,053	—	5,053	290,569	(129)	290,440	768,472	(2,531)	765,941
Selling, general and administrative	5,848	(115)	5,733	196,637	(35,882)	160,755	821,002	(89,929)	731,073
Acquisition-related	—	—	—	203,183	—	203,183	(4,537)	—	(4,537)
Total operating expenses	$15,617	$(115)	$15,502	$733,285	$(36,168)	$697,117	$1,843,816	$(93,590)	$1,750,226

Foreign exchange rate neutral operating results

The effect on the Company's consolidated statements of operations from changes in exchange rates versus the U.S. dollar is as follows:

	Year Ended December 31, 2011
	At Avg.	Exchange
	2010	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Revenue	$1,566,450	$43,980	$1,610,430
Costs and expenses	1,786,847	56,969	1,843,816
Loss from operations	$(220,397)	$(12,989)	$(233,386)
___________________________________________

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.
Gross Billings
For the years ended December 31, 2009, 2010 and 2011, our gross billings were $34.1 million, $745.3 million and $3,985.5 million, respectively, reflecting growth rates of 2,086.9% and 434.7%, respectively. Gross billings have increased due to an increase in the volume of transactions related to both global expansion and a deeper penetration of addressable market in the countries in which are already established. We have seen strong growth in our daily deals business in addition to our travel and entertainment channels.
Revenue
For the years ended December 31, 2009, 2010 and 2011, our revenue was $14.5 million, $312.9 million and $1,610.4 million, respectively. Revenue for each of the years presented by segment was as follows:

	Year Ended December 31,
	2009	% of total	2010	% of total	2011	% of total
	(dollars in thousands)
North America	$14,540	100.0%	$200,412	64.0%	$634,980	39.4%
International	—	—	112,529	36.0%	975,450	60.6%
Revenue	$14,540	100.0%	$312,941	100.0%	$1,610,430	100.0%

2011 compared to 2010. Revenue increased by $1,297.5 million to $1,610.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. In addition to expanding the scale of our business domestically and internationally through acquiring businesses and entering new markets, several other initiatives have driven revenue growth over the last year. We increased our total marketing spend significantly, focusing on acquiring customers through online channels such as social networking websites and search engines. We also added substantially to our salesforce, allowing us to increase the number of merchant partner relationships, the volume of deals we offer on a daily basis on our websites and the quality of deals we offer to our customers. The favorable impact on revenue from year-over-year changes in foreign exchange rates for December 31, 2011 was $44.0 million.
North America
North America segment revenue increased by $434.6 million to $635.0 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in revenue is reflective of strong growth in our daily deals business domestically, which was largely attributable to an increase in active customers. As of the year ended December 31,

2011, we had operations in 175 North American markets.
International
International segment revenue increased by $862.9 million to $975.5 million for the year ended December 31, 2011 as compared to a partial year of operations for the year ended December 31, 2010. We ended the year with operations in 47 international countries, an increase from 38 international countries as of December 31, 2010. As a result of the entry into these new markets and growth in existing markets, we were able to grow our daily deals business significantly from December 31, 2010 through December 31, 2011.
2010 compared to 2009. Revenue increased by $298.4 million to $312.9 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009.
North America
North America segment revenue increased by $185.9 million to $200.4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. As the average revenue per Groupon remained relatively consistent year‑to‑year, the overall increase in revenue was directly attributable to the increase in the number of Groupons that we sold.
International
International segment revenue was $112.5 million for the year ended December 31, 2010. In 2010 we began our international expansion.
Cost of Revenue

For the years ended December 31, 2009, 2010 and 2011, our cost of revenue was $4.7 million, $42.9 million and $258.9 million, respectively. The increases in cost of revenue were directly related to growth in revenues.
2011 compared to 2010. Cost of revenue increased by $216.0 million to $258.9 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in cost of revenue was primarily driven by a $76.5 million increase in credit card processing fees, a $59.9 million increase in refunds which are not recoverable from the merchant, a $33.8 million increase in editorial salary costs and a $25.9 million increase in internet processing fees. Increases in credit card processing fees, refunds and internet processing fess are driven by higher merchant partner transaction volumes. Cost of revenue also increased due to significant additions to our editorial staff and increased email distribution costs as a result of our larger subscriber base.
2010 compared to 2009. Cost of revenue increased by $38.2 million to $42.9 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase in cost of revenue was primarily driven by a $19.6 million increase in credit card processing fees and an $8.6 million increase in refunds which are not recoverable from the merchant. Increases in these refunds and credit card processing and other fees are both driven by higher merchant partner transaction volumes. Cost of revenue also increased due to significant additions to our editorial staff and increased email distribution costs as a result of our larger subscriber base.
Marketing

For the years ended December 31, 2009, 2010 and 2011, our marketing expense was $5.1 million, $290.6 million and $768.5 million, respectively. Marketing expense as a percentage of revenue for each of the years presented is as follows:

	Year Ended December 31,
	2009	% of Revenue	2010	% of Revenue	2011	% of Revenue
	(dollars in thousands)
North America	$5,053	34.8%	$123,590	61.7%	$254,746	40.1%
International	—	—	166,979	148.4%	513,726	52.7%
Marketing	$5,053	34.8%	$290,569	92.9%	$768,472	47.7%

Marketing expense as a percentage of revenue for the years ended December 31, 2009, 2010 and 2011 was 34.8%, 92.9%, and 47.7% respectively. We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving volume. We invested heavily in customer acquisition in 2010. Therefore, marketing as a percentage of revenue for the year ended 2010 is higher than in comparable periods. Marketing expense as a percentage of revenue for the year ended December 31, 2011 has decreased due to efficiencies we have seen from the investments we made in 2010. Improved execution, word-of-mouth customer marketing benefits and mix shift from customer acquisition spend to direct marketing spend are all contributors to the improvement.
Marketing expense for each of the years presented is as follows:

	Year Ended December 31,
	2009	% of total	2010	% of total	2011	% of total
	(dollars in thousands)
North America	$5,053	100.0%	$123,590	42.5%	$254,746	33.1%
International	—	—	166,979	57.5%	513,726	66.9%
Marketing	$5,053	100.0%	$290,569	100.0%	$768,472	100.0%
2011 compared to 2010. Our marketing expense increased by $477.9 million to $768.5 million, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Marketing expense increased as we continued to focus on subscriber acquisition. For the year ended December 31, 2011, subscriber acquisition costs still represented the primary portion of our marketing spend. Through the course of the year an increasing portion of marketing was incurred for customer acquisition which includes conversion of subscribers that were not previously paying customers and customer acquisitions outside of our email subscriber base.
North America
North America segment marketing expense increased from $123.6 million to $254.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The significant increase was primarily attributable to an increase in online marketing spend, particularly on display advertising networks as part of our new customer acquisition strategy. Our customer loyalty and rewards program also contributed significantly to our increase in marketing expense as we continued to implement these programs in new markets that we entered into in 2011. In addition, we continued to increase our marketing resources to support our strategy. For the year ended December 31, 2011, marketing expense as a percentage of revenue for the North America was 40.1% as compared to 61.7% for the year ended December 31, 2010. The decrease in marketing expenses as a percentage revenue is due to efficiencies we have seen from the investments we made in 2010.
International
International segment marketing expense increased from $167.0 million to $513.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Online marketing spend attributed to 73.0% of the marketing expense increase, particularly spend on display advertising networks as part of our new customer acquisition strategy. Our customer loyalty and rewards program also contributed to 17.6% of our increase in marketing expense as we continued to implement these programs in new markets that we entered into in 2011. In addition, we continued to increase our marketing resources to support our strategy, which attributed to 5.6% of the increase. For the year ended December 31, 2011, marketing expense as a percentage of revenue for the International segments was 52.7% as compared to 148.4% for the year ended December 31, 2010. The decrease in marketing expenses as a percentage revenue is due to efficiencies we have seen from the investments we made in 2010.
2010 compared to 2009. In 2010, our marketing expense increased by $285.5 million to $290.6 million, an increase of 5,650%.
The significant increase was primarily attributable to an increase in online marketing spend, particularly on display advertising networks as part of our new subscriber acquisition strategy. Our customer loyalty and rewards program also contributed significantly to our increase in marketing expense as many of these programs were not put in place until the second half of 2010. In addition, we increased our marketing staff to support our global marketing efforts. For the year ended December 31, 2010, marketing expense as a percentage of revenue for the North America and International segments was 61.7% and 148.4%, respectively. In 2010, we made significant marketing investments in our International segment to accelerate growth and establish our presence in new markets. As a result, we experienced much larger operating losses for our International segment than we did for our North America segment.
Selling, General and Administrative

For the years ended December 31, 2009, 2010 and 2011, our selling general and administrative expense was $5.8 million, $196.6 million and $821.0 million, respectively. The increases in selling, general and administrative expense were principally related to the build out of our global salesforce, investments in technology and investments in our corporate infrastructure necessary to support our current and anticipated growth. For the year ended December 31, 2011, selling, general and administrative expense as a percentage of revenue was 51.0%, as compared to 62.8% for the year ended December 31, 2010. Selling, general and administrative expense as a percentage of revenue has decreased from the prior year as the productivity of our sales force continues to improve. We are continuously refining our sales management and selling processes and additionally we are introducing new products and services facilitating deeper customer and merchant partner engagement. Over time, as our operations mature in a greater percentage of our markets, we expect that our selling, general and administrative expense will continue to decrease as a percentage of revenue.
2011 compared to 2010. In 2011, our selling, general and administrative expense increased by $624.4 million to $821.0 million, an increase of 317.5%. The increase in selling, general and administrative expense for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to increases in wages and benefits, consulting and professional fees and depreciation and amortization expenses. Additionally, selling, general and administrative expenses as a percentage of revenue for our International segment were significantly higher than for our North America segment, which contributed to larger operating losses in our International segment. This was primarily a result of the build out of our international operations, including our salesforce, to support future revenue growth.
Wages and benefits (excluding stock‑based compensation) increased by $354.9 million to $433.4 million in the year ended December 31, 2011 as we continued to add sales force and administrative staff to support our business. Stock‑based compensation costs also increased to $89.9 million for the year ended December 31, 2011 from $35.9 million for the year ended December 31, 2010 due to awards issued to retain key employees and awards issued in connection with our acquisitions. Our consulting and professional fees increased in 2011 primarily related to higher legal and technology‑related costs. Depreciation and amortization expense increased in 2011 primarily because we recorded $9.9 million of intangible assets in connection with our acquisitions in 2011, resulting in an increase of amortization expense of $2.8 million. In addition, recognizing a full year of amortization for intangibles recorded in 2010 in connections with acquisitions resulted in an additional $10.5 million of amortization.
2010 compared to 2009. In 2010, our selling, general and administrative expense increased by $190.8 million to $196.6 million, an increase of 3,262%. The increase in selling, general and administrative expense for the year ended December 31, 2010 compared to the year ended December 31, 2009 was due to increases in wages and benefits, consulting and professional fees and depreciation and amortization expenses. Additionally, the selling, general and administrative expenses as a percentage of gross billings for our International segment were significantly higher than for our North America segment, which contributed to larger operating losses in our International segment. This was primarily a result of the build out of our international operations, including our sales force, to support future revenue growth. We expect that over time selling, general and administrative expenses for our International segment will decline as a percentage of gross billings for the segment.
Wages and benefits (excluding stock‑based compensation) increased by $75.2 million to $78.6 million in the year ended December 31, 2010 as we continued to add sales and administrative staff to support our business. Stock‑based compensation costs also increased to $35.9 million for the year ended December 31, 2010 from $0.1 million for the year ended December 31, 2009 due to awards issued to retain key employees and awards issued in connection with our acquisitions. Our consulting and professional fees increased in 2010 primarily related to higher legal and technology‑related costs. Depreciation and amortization expense increased in 2010 primarily because we recorded $47.3 million of intangible assets in connection with our acquisitions, resulting in $11.0 million of amortization expense.
Acquisition‑Related
For the years ended December 31, 2010 and 2011, our acquisition-related costs were $203.2 million net expense and $4.5 million net gain, respectively. There were no acquisition related costs for the year ended December 31, 2009. The fluctuation in the costs were directly related to acquisitions in the period.
During 2011, we acquired several companies that were either technology‑based companies or other group buying companies in an effort to increase our competitive advantage both domestically and internationally. As part of the overall consideration paid in connection with these acquisitions, we may be obligated to issue additional shares of our common stock and make cash payments if certain financial and performance earn-out targets are achieved. We recorded a liability on our consolidated balance sheet of $17.8 million as of the original acquisition date for this consideration and subsequently remeasured the liability as of December 31, 2011. As a result of this remeasurment, we recorded a net gain of $4.5 million for the year ended December 31, 2011. These liabilities have not yet been settled and are subject to future remeasurement.
In May 2010, we acquired CityDeal, a European‑based collective buying power business similar to ours. As part of the overall consideration paid, we were obligated to issue additional shares of our common stock in December 2010 due to the achievement of financial and performance earn-out targets. We recorded a liability on our consolidated balance sheet as of the original acquisition date for this consideration and subsequently remeasured the liability on a periodic basis until final settlement. As a result of this remeasurement, we recorded a total expense of $204.2 million for the year ended December 31, 2010 as acquisition‑related expenses, which was partially offset by other nominal acquisition‑related items. This liability is settled and is no longer subject to future remeasurement.
Loss from Operations
For the years ended December 31, 2009, 2010 and 2011, our loss from operations was $1.1 million, $420.3 million and $233.4 million, respectively. The increases in loss from operations from 2009 to 2010 were primarily related to global expansion. Loss from operations decreased from 2010 to 2011 as the Company was able to continue to generate revenue on subscribers and customers acquired in prior periods using upfront marketing, sales and infrastructure investments. Additionally, we have consistently seen that once a customer is active, his or her purchasing behavior is consistent over time, and therefore reduces our incremental marketing costs to drive repeat purchases, which leads us to achieve higher profitability. The unfavorable impact on operating loss from year-over-year changes in foreign exchange rates for the year ended December 31, 2011 was $13.0 million.
2011 compared to 2010. Loss from operations decreased by $187.0 million to $233.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010.
North America
Segment operating income for our North America segment increased by $15.2 million to $4.8 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in the segment operating income was primarily attributable to our expansion within North America. We invested heavily in upfront marketing, sales and infrastructure related to the build out of our operations.
International
Segment operating loss for our International segment decreased by $21.4 million to $149.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The International segment operating loss was driven by our rapid expansion in the segment during the year. In 2011, we made significant marketing investments in our International segment to accelerate growth and establish our presence in new markets. As a result, we experienced much larger operating losses for our International segment than we did for our North America segment.
2010 compared to 2009. Loss from operations increased by $419.3 million to $420.3 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009.
North America
Segment operating loss for our North America segment increased by $9.5 million to $10.4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase in the loss from operations was primarily attributable to our expansion within North America. We invested heavily in upfront marketing, sales and infrastructure related to the build out of our operations in the domestic markets.
International
Segment operating loss for our International segment was $170.6 million for the year ended December 31, 2010. We entered into the international market in 2010. The International segment operating loss was driven by our rapid expansion in the segment during the period. We invested heavily in upfront marketing, sales and infrastructure related to the build out of our operations in the international markets.
Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of foreign currency transaction gains or losses, interest earned on cash and cash equivalents and other non-operational gains and losses.

For the years ended December 31, 2010 and 2011, our interest and other income (expense), net was $0.3 million net gain and $6.0 million net expense, respectively. For the year ended December 31, 2011, we recognized approximately $4.9 million in other income related to the return of 400,000 shares of non-voting common stock from a former executive officer.
We recorded $0.4 million of interest expense for the year ended December 31, 2010 related to interest on loans from related parties. We did not incur any foreign currency gains or losses for the years ended December 31, 2009 as we did not have any international operations until 2010.
Provision (Benefit) for Income Taxes

For the years ended December 31, 2009, 2010 and 2011, the Company recorded a provision (benefit) for income taxes of $0.2 million, $(6.7) million and $43.7 million, respectively.
2011 compared to 2010. We recorded a provision for income taxes of $43.7 million for the year ended December 31, 2011 compared to a benefit of $6.7 million in 2010. The effective tax rate from continuing operations for 2011 and 2010 was (17.2)% and 1.6%, respectively. The provision for income taxes for 2011 included amounts related to establishing our international headquarters. We recorded deferred charges during 2011 related to the deferral of income tax expense on intercompany profits resulting from the sale of our intellectual property rights, including intellectual property that was acquired in 2011, between various subsidiaries. The deferred charges are included in the other current assets and the other non-current assets lines on the consolidated balance sheets in the amounts of $33.3 million and $78.4 million respectfully. The deferred charges are amortized as a component of income tax expense over the life of the intellectual property. We anticipate making additional transfers in 2012.
2010 compared to 2009. We recorded a benefit for income taxes of $6.7 million for the year ended December 31, 2010, as we were able to record benefit for income taxes related to operating losses in certain foreign jurisdictions, compared to a $0.2 million provision for income taxes for the year ended December 31, 2009.
Non-GAAP Financial Measures

We use free cash flow and consolidated segment operating (loss) income, or CSOI, as key non-GAAP financial measures. Free cash flow and CSOI used in addition to and in conjunction with results presented in accordance with U.S. GAAP and should not be relied upon to the exclusion of U.S. GAAP financial measures.

Free cash flow. Free cash flow, which is reconciled to "Net cash provided by operating activities," is cash flow from operations reduced by "Purchases of property and equipment." We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it typically will present a more conservative measure of cash flows as purchases of fixed assets, software developed for internal use and website development costs are a necessary component of ongoing operations.
Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not include the cash payments for business acquisitions. In addition, free cash flow reflects the impact of the timing difference between when we are paid by customers and when we pay merchant partners. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.
The following is a reconciliation of free cash flow to the most comparable GAAP measure, "Net cash provided by operating activities," for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Net cash provided by operating activities	$7,510	$86,885	$290,447
Purchases of property and equipment	(290)	(14,681)	(43,811)
Free cash flow	$7,220	$72,204	$246,636

Consolidated segment operating (loss) income (CSOI). CSOI is the consolidated operating (loss) income of our two segments, North America and International, adjusted for acquisition-related costs and stock-based compensation expense. Acquisition-related costs are non-recurring, non-cash items related to certain of our acquisitions. Stock-based compensation expense is a non-cash item. As reported under U.S. GAAP, we do not allocate stock‑based compensation and acquisition‑related expense to our segments. We use CSOI to allocate resources and evaluate performance internally.
We consider CSOI to be an important measure for management to evaluate the performance of our business as it excludes certain non-cash expenses. We believe it is important to view CSOI as a complement to our entire consolidated statements of operations. When evaluating our performance, you should consider CSOI as a complement to other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results.

The following is a reconciliation of CSOI to the most comparable U.S. GAAP measure, ‘‘Loss from operations,’’ for the years ended December 31, 2009, 2010 and 2011.

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Loss from operations	$(1,077)	$(420,344)	$(233,386)
Adjustments:
Stock-based compensation(1)	115	36,168	93,590
Acquisition-related(2)	—	203,183	(4,537)
Total adjustments	115	239,351	89,053
CSOI	$(962)	$(180,993)	$(144,333)
___________________________________________

(1)	Represents non-cash stock-based compensation expense recorded within selling, general and administrative expense, cost of revenue and marketing expense.

(2)	Primarily represents non-cash charges for remeasurement of the fair value of contingent consideration related to acquisitions made by the Company in 2010 and 2011.

Quarterly Results of Operations
The following table represents data from our unaudited statements of operations for our most recent eight quarters. You should read the following table in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to fairly state the information for periods presented. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010	2011	2011	2011	2011
	(unaudited)
	(dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$20,272	$38,666	$81,779	$172,224	$295,523	$392,582	$430,161	$492,164
Income (loss) income from operations	$8,571	$(36,819)	$(55,967)	$(336,129)	$(117,148)	$(101,027)	$(239)	$(14,972)
Net income (loss) attributable to Groupon, Inc.	$8,551	$(35,929)	$(49,032)	$(313,230)	$(102,668)	$(101,240)	$(10,573)	$(64,946)
Net income (loss) per share
Basic	$0.02	$(0.11)	$(0.14)	$(0.89)	$(0.33)	$(0.33)	$(0.03)	$(0.12)
Diluted	$0.01	$(0.11)	$(0.14)	$(1.08)	$(0.33)	$(0.33)	$(0.03)	$(0.12)
Weighted average number of shares outstanding
Basic	345,933,658	330,346,145	342,867,899	351,494,664	307,849,412	303,414,676	307,605,060	528,421,712
Diluted	491,925,142	330,346,145	342,867,899	351,494,664	307,849,412	303,414,676	307,605,060	528,421,712
Stock-based compensation income statement presentation
Cost of revenue	$11	$12	$30	$104	$212	$212	$56	$650
Marketing	12	12	48	57	493	493	53	1,492
Selling, general and administrative	93	3,936	4,585	27,268	18,159	38,013	3,231	30,526
Total stock-based compensation	$116	$3,960	$4,663	$27,429	$18,864	$38,718	$3,340	$32,668
___________________________________________

Liquidity and Capital Resources
As of December 31, 2011, we had $1,122.9 million in cash and cash equivalents, which primarily consisted of cash and money market accounts.
Since our inception, we have funded our working capital requirements and expansion primarily through public and private sales of common and preferred stock, yielding net proceeds of approximately $1,857.1 million. We used $946.9 million of the proceeds from these sales to redeem shares of our common and preferred stock and the remainder to fund acquisitions and for working capital and general corporate purposes. We used a significant portion of the net proceeds received from our private offerings to redeem shares because management and the board of directors determined that projected cash flow from future operations would be sufficient to support our growth strategy. As a result, we have funded our working capital requirements primarily with cash flow from operations to date. We generated positive cash flow from operations for the years ended December 31, 2009, 2010 and 2011 despite experiencing net losses in each of these periods, and we expect annual cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make additional acquisitions, purchase capital expenditures and meet our other cash operating needs. Cash flow from operations was $7.5 million, $86.9 million, and $290.4 million for the years ended December 31, 2009, 2010 and 2011, respectively.
Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for the next twelve months.
Anticipated Uses of Cash
Our priority in 2012 is to continue to aggressively invest in the future by making additional investments in technology and innovations and by focusing our marketing spend directly on revenue generating transactions in both our North America and International segments. In addition, we plan to expand our salesforce and continue to acquire or make strategic investments in complementary businesses that add to our customer base or provide incremental technology.
In order to support our overall global expansion, we expect to make significant investments in our corporate facilities and information technology infrastructure throughout 2012. In the first two months of 2012, we acquired six businesses for an aggregate purchase price of $28.4 million, of which $27.1 million was paid for in cash. We currently plan to fund the balance of these expenditures in our North America and International segments with our available cash and cash equivalents balance and cash flows generated from the respective operations during this year. We do not intend to pay dividends in the foreseeable future.
Cash Flow
Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$7,510	$86,885	$290,447
Investing activities	(1,961)	(11,879)	(147,433)
Financing activities	3,798	30,445	867,205
Effect of changes in exchange rates on cash and cash equivalents	—	1,069	(6,117)
Net increase in cash and cash equivalents	$9,347	$106,520	$1,004,102

Cash Provided By Operating Activities
Cash provided by operating activities primarily consists of our net loss adjusted for certain non-cash items, including depreciation and amortization, stock‑based compensation, deferred income taxes, acquisition‑related expenses, gain on return of common stock and the effect of changes in working capital and other items.

Our current merchant partner arrangements are structured such that we collect payments at the time our customers purchase Groupons and make payments to most of our merchant partners at a subsequent date. Under the redemption payment model, which we utilize in most of our international operations in conformity with local market practice, merchant partners are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all of the gross billings for the Groupon purchase. The redemption model generally improves our overall cash flow because we do not pay our merchant partners until the customer redeems the Groupon. Under our alternative merchant partner payment model, we pay our merchant partners in installments over a period of generally sixty days for all Groupons purchased. Under this payment model, merchant partners are paid regardless of whether the Groupon is redeemed. As a result of these payment models, we experience swings in merchant payables that can cause volatility in working capital levels and impact cash balances more or less than our operating income or loss would indicate. In general, merchant payable balances have increased in line with the growth of our overall business, which has created additional cash flow from operations. Furthermore, growth in our international operations has accelerated cash flow due to more favorable payment terms with our merchant partners. To the extent we offer our merchant partners more favorable or accelerated payment terms or our gross billings do not continue to grow in the future, our cash flow could be adversely impacted.
For the year ended December 31, 2011, our net cash provided by operating activities of $290.4 million consisted of net loss of $297.8 million, offset by $164.9 million in adjustments for non-cash items and $423.3 million in cash provided by changes in working capital and other activities. Adjustments for non-cash items primarily consisted of $93.6 million in stock‑based compensation expense as we continued to offer stock compensation to our employees in 2011 and $32.1 million of depreciation and amortization expense. The increase in cash resulting from changes in working capital activities primarily consisted of a $380.1 million increase in our merchant payables, due to continued growth in the daily deals business and a $189.1 million increase in accrued expenses and other current liabilities. Costs primarily included in accrued expenses and other current liabilities are online marketing costs incurred to acquire and retain customers, operating expenses such as payroll and benefits and costs associated with customer loyalty and reward programs. Increases in accrued expenses and other current liabilities primarily reflect the significant increase in the number of employees, vendors, and customers resulting from our internal growth and global expansion through recent acquisitions. These increases were partially offset by a decrease in operating cash flow due to a $70.4 million increase in accounts receivable, primarily attributable to an increase in revenue for the year ended December 31, 2011, and an increase of $36.3 million in prepaid expenses and other assets as a result of business growth. The accounts receivable due from payment processors related to our International segment represents a significant portion of total accounts receivable.
For the year ended December 31, 2010, our net cash provided by operating activities of $86.9 million consisted of a net loss of $413.4 million, offset by $245.1 million in adjustments for non-cash items and $255.2 million in cash provided by changes in working capital and other activities. Adjustments for non-cash items primarily consisted of $203.2 million in acquisition‑related expenses, $36.2 million in stock‑based compensation expense, $1.9 million in depreciation expense on property and equipment and $11.0 million in amortization of intangible assets, partially offset by $7.3 million in deferred income taxes. The increase in cash resulting from changes in working capital activities primarily consisted of a $149.0 million increase in our merchant payable, due to the growth in the number of Groupons sold, a $94.6 million increase in accrued expenses and other current liabilities primarily related to online marketing costs incurred to acquire customers and operational expenses such as payroll and benefits, customer refunds and costs associated with customer loyalty and reward programs, and a $50.8 million increase in accounts payable. These increases were partially offset by a decrease in operating cash flow due to a $34.9 million increase in accounts receivable, a $2.5 million increase in prepaid expenses and other current assets and a $1.5 million increase in other assets and liabilities. Our accounts receivable at December 31, 2010 primarily relate to amounts due from credit card processors. The increase in accounts receivable at December 31, 2010 was attributable to the increase in gross billings and the timing of receipt of cash from the credit card processors. The accounts receivable related to our International segment represent a significant portion of total accounts receivable. Increases in accrued expenses, accounts payable, accounts receivable and other current assets primarily reflect the significant increase in the number of employees, vendors, and customers resulting from our internal growth and global expansion through recent acquisitions.
For the year ended December 31, 2009, our net cash provided by operating activities of $7.5 million consisted of a net loss of $1.3 million, offset by $8.8 million in cash provided by working capital and other items. The increase in cash resulting from changes in working capital primarily consisted of a $4.3 million increase in accrued merchant payable and $5.0 million in accrued expenses resulting from internal business growth.
Cash Used In Investing Activities
Cash used in investing activities primarily consists of capital expenditures and acquisitions of businesses.
For the year ended December 31, 2011, our net cash used in investing activities of $147.4 million primarily consisted of $74.7 million invested in subsidiaries and equity interests, $43.8 million in purchases of capital expenditures and internal use software, $14.5 million in purchases of intangible assets and $14.4 million in net cash paid in business acquisitions. Intangible assets purchased in the year relate primarily to domain names.
For the year ended December 31, 2010, our net cash used in investing activities of $11.9 million was primarily comprised of $14.7 million in capital expenditures, partially offset by $3.8 million in net cash received from acquisitions. The capital expenditures reflect the significant growth of the business domestically and internationally. We received net cash from our acquisitions in 2010, as a significant portion of the purchase price paid consisted of stock and contingent consideration.
For the year ended December 31, 2009, our net cash used in investing activities of $2.0 million primarily reflected a $1.4 million change in restricted cash related to cash paid for a security agreement with our merchant processor and a letter of credit for a facility lease agreement.
Cash Provided By Financing Activities
Cash provided by financing activities primarily consists of net proceeds from the issuance of common and preferred stock and the exercise of stock options by employees, net of the repurchase of founders' stock, common stock and preferred stock held by certain stockholders.
For the year ended December 31, 2011, our net cash provided by financing activities of $867.2 million was driven primarily by net cash proceeds from the issuance of common and preferred stock of $1,266.4 million. We used $353.8 million of the proceeds to repurchase our common stock, $35.0 million to redeem shares of our preferred stock and $14.4 million to pay our related party loans incurred in connection with the CityDeal acquisition.
For the year ended December 31, 2010, our net cash provided by financing activities of $30.4 million was driven primarily by net cash proceeds from the issuance of preferred stock of $584.7 million. We used $503.2 million of the proceeds to repurchase our common stock, $55.0 million to redeem shares of our preferred stock, and $1.3 million to pay dividends to our preferred stockholders. In addition, we received $5.0 million from related party loans throughout 2010.
For the year ended December 31, 2009, our net cash provided by financing activities of $3.8 million was due primarily to $29.9 million of net cash proceeds from the sale and issuance of preferred stock, of which $26.4 million was used to fund a special dividend to certain holders of our capital stock.
Contractual Obligations and Commitments
The following table summarizes our future contractual obligations and commitments as of December 31, 2011. The table below excludes $55.1 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the period of cash settlement for the liabilities to which they relate.

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Operating lease obligations(1)	$128,129	$26,317	$24,550	$18,029	$15,810	$14,461	$28,962
Purchase obligations(2)	28,473	15,734	12,571	168	—	—	—
Contingent consideration(3)	11,230	4,199	7,031	—	—	—	—
Total	$167,832	$46,250	$44,152	$18,197	$15,810	$14,461	$28,962
___________________________________________

(1)
The operating lease obligations are for office facilities and are non-cancelable. Certain leases contain periodic rent escalation adjustments and renewal and expansion options. Operating lease obligations expire at various dates with the latest maturity in 2022.

(2)	Purchase obligations primarily represent non-cancelable contractual obligations related to sales force and information technology services.

(3)
Contingent consideration represents the obligation to transfer contingent cash payment consideration to former owners of certain entities we acquired if specified operating objectives and financial results are achieved by such entities during the next three years.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2011.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States, or U.S. GAAP, requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses, and the related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements for further information. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Revenue Recognition
The Company recognizes revenue from Groupons when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. These criteria are met when the number of customers who purchase the daily deal exceeds the predetermined threshold, where, applicable, the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as an agent, are substantially complete. The Company's remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on the Company's website the listing of Groupons previously provided to the merchant, are inconsequential or perfunctory. The Company records the net amount it retains from the sale of Groupons after paying an agreed upon percentage of the purchase price to the featured merchant excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the merchant in the transaction.
Merchant Payments
Under the redemption payment model, which we utilize in most of our international operations in conformity with local market practice, merchants are not paid until the customer redeems the Groupon that has been purchased. In the event that we determine that a Groupon will not be redeemed and we are legally released from our obligation to provide the merchant payment, i.e. breakage has occurred, the merchant payment liability is relieved using the liability method of accounting for breakage.

Under the alternative merchant payment model, we pay our merchants in installments over a period of generally sixty days for all Groupons purchased. Under this payment model, merchants are paid regardless of whether the Groupon is redeemed.

Customer Loyalty and Reward Programs
We use various subscriber and customer loyalty and reward programs to build brand loyalty, generate traffic to the website and provide customers with incentives to buy Groupons. When customers perform qualifying acts, such as providing a referral to a new customer or participating in promotional offers, we grant the customer credits that can be redeemed for awards such as free or discounted goods or services in the future. We accrue the costs related to the associated obligation to redeem the award credits granted at issuance in accrued expenses on the consolidated balance sheets and record the expense within marketing expense in the consolidated statements of operations. If our judgments regarding estimated accrued costs associated with customer loyalty and reward programs are inaccurate, reported results of operations could differ from the amount we previously accrued.
Refunds
At the time revenue is recorded, we record an allowance for estimated customer refunds. We accrue costs associated with refunds in accrued expenses on the consolidated balance sheets. The cost of refunds where the amount payable to the merchant is recoverable is recorded in the consolidated statements of operations as a reduction to revenue. The cost of refunds when there is no amount recoverable from the merchant are presented as a cost of revenue.

To determine the amount of our refund reserve, we track refund patterns of prior deals, use that data to build a model and apply that model to current deals. Further analysis of our refund activity into 2012 indicated deviations from modeled refund behavior for deals featured in late 2011, particularly due to a shift in our fourth quarter deal mix and higher price point offers. Accordingly, we updated our refund model to reflect changes in the deal mix and price point of our deals over time and we believe this updated model will enable us to more accurately track and anticipate refund behavior.

Acquisitions and the Recoverability of Goodwill and Long-Lived Intangible Assets
A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations using the purchase method of accounting and allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the purchase date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.
In determining the fair value of assets acquired and liabilities assumed in a business combination, we primarily use recognized valuation methods such as an income approach or a cost approach and apply present value modeling. Our significant estimates in the income or cost approach include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value. Further, we make certain assumptions within present value modeling valuation techniques including risk-adjusted discount rates, future price levels, rates of increase in operating expenses, weighted average cost of capital, rates of long-term growth, and effective income tax rates. Valuations are performed by management or independent valuation specialists under management's supervision, where appropriate. We believe that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.
Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.
Stock-Based Compensation
We measure stock-based compensation cost at fair value, net of estimated forfeitures. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest, except for awards with performance conditions, which are recognized using the accelerated method. We include stock-based compensation expense in selling, general and administrative expenses in our consolidated statements of operations. The fair value of restricted stock and restricted stock units is based on the valuation of our common stock on the date of grant. Prior to the initial public offering, determining the fair value of stock-based awards at the grant date requires judgment.
We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•
Fair Value of Our Common Stock.  Prior to our initial public offering in November 2011, our stock had not been publicly traded and we estimated the fair value of common stock as discussed in "Common Stock Valuations" below.

•
Expected Term.  The expected term represents the period of time the stock options are expected to be outstanding and is based on the "simplified method" allowed under SEC guidance. We used the "simplified method" due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options.

•
Volatility.  Because we do not have a trading history prior to November 2011 for our common stock, the expected stock price volatility was estimated by taking the average historic price volatility for publicly-traded options of comparable industry peers similar in size, stage of life cycle and financial leverage, based on daily price observations over a period equivalent to the expected term of the stock option grants. We did not rely on implied volatilities of traded options in our industry peers' common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield. We do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes-Merton model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the years ended December 31, 2009, 2010, 2011:

	2009	2010	2011
Dividend yield	—	—	—
Risk-free interest rate	2.82%	2.58%	1.79%
Expected term (in years)	6.84	6.13	4.47
Expected volatility	46%	46%	44%

Common Stock Valuations

The fair value of the common stock underlying our stock options was determined by our board of directors, or the Board, which intended that all options granted were exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. The assumptions we use in the valuation model are based on future expectations combined with management judgment. In the absence of a public trading market prior to our initial public offering in November 2011, the Board, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

•	the prices, rights, preferences and privileges of our preferred stock relative to the common stock;

•	the prices of our preferred stock sold to outside investors in arms-length transactions;

•	our operating and financial performance;

•	current business conditions and projections;

•	the hiring of key personnel;

•	the history of our company and the introduction of new products and services;

•	our stage of development;

•
the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, given prevailing market conditions;

•	any adjustment necessary to recognize a lack of marketability for our common stock;

•	the market performance of comparable publicly-traded companies; and

•	the U.S. and global capital market conditions.

We granted stock options with the following exercise price ranges each quarter since the beginning of 2008. We have not granted any stock options subsequent to June 30, 2011.

Three Months Ended	Shares Underlying Options	Weighted Average Exercise Price ($)
March 31, 2008	—	—
June 30, 2008	60,000	0.015
September 30, 2008	960,000	0.015
December 31, 2008	1,200,000	0.015
March 31, 2009	600,000	0.025
June 30, 2009	5,628,000	0.045
September 30, 2009	6,516,000	0.080
December 31, 2009	1,746,000	0.255
March 31, 2010	11,250,000	1.210
June 30, 2010	2,242,800	1.675
September 30, 2010	3,736,400	2.245
December 31, 2010	301,200	3.475
March 31, 2011	120,000	7.900
June 30, 2011(1)	38,000	0.015
___________________________________________

(1)
The 19,000 options granted in the three months ended June 30, 2011 have an exercise price of $0.03 because they were granted as part of a settlement agreement with a former employee. The exercise price of these options represents the fair market value of the stock when the employee left the Company.

Summarized below are the significant factors the Board considered in determining the fair value of the common stock underlying the Company's stock-based awards granted to its employees through the third quarter of 2011, the last full period prior to our initial public offering on November 4, 2011.
Fiscal Year 2008 and Prior
We raised $4.7 million in net proceeds from the issuance convertible preferred stock in January 2008 and began operations with the launch of our first market in Chicago in October 2008.
Fiscal Year 2009
First Quarter 2009.    In the first quarter, we generated revenue of less than $0.1 million for the first quarter of 2009 through continued to growth in the Chicago market.
Second Quarter 2009.    In the second quarter, we launched our services in four additional markets (New York, Washington D.C., San Francisco and Boston) and the total number of subscribers rose to approximately 0.2 million at June 30, 2009. We generated revenue of $1.2 million for the second quarter of 2009.
Third Quarter 2009.    In the third quarter, we launched our services in 12 new markets across the United States and the total number of subscribers increased to approximately 0.6 million at September 30, 2009. We generated revenue of $4.0 million for the third quarter of 2009.
Fourth Quarter 2009.    In the fourth quarter, we raised $29.9 million in net proceeds from the issuance of convertible preferred stock in November 2009 and the total number of subscribers increased to approximately 1.8 million at December 31, 2009 as we launched our services in 13 additional markets across the United States. We generated revenue of $9.3 million for the fourth quarter of 2009.
Fiscal Year 2010
First Quarter 2010.    In the first quarter, the total number of subscribers increased to approximately 3.4 million as of March 31, 2010 as we launched our services in 13 new markets across the United States. In addition, we launched our official Groupon application for the Apple iPhone and iPod touch, which provides at no additional cost a more convenient buying and redemption process for both consumers and merchants. We generated revenue of $20.3 million for the first quarter of 2010.
Second Quarter 2010.    In the second quarter, we raised $134.9 million in net proceeds from the issuance of convertible preferred stock in April 2010. We also expanded our global presence to 80 markets and 16 countries in Europe and in Latin America with acquisitions. In addition, we acquired a mobile development company in May 2010. We also launched our services in 20 additional markets across North America, including Toronto and Vancouver, increasing the total number of subscribers to approximately 10.4 million as of June 30, 2010. We generated revenue of $38.7 million for the second quarter of 2010.
Third Quarter 2010.    In the third quarter, the total number of subscribers increased to approximately 21.4 million as of September 30, 2010 as we launched our services in 22 new markets across North America, including Calgary, Edmonton and Ottawa. We also expanded our global presence into the Russian Federation and Japan in August 2010. In addition, we began targeting deals to subscribers based upon their personal preferences and buying history. We generated revenue of $81.8 million for the third quarter of 2010.
Fourth Quarter 2010.    In the fourth quarter, we raised $449.7 million in net proceeds from the issuance of preferred stock in December 2010. In addition, we expanded our presence in the Asia-Pacific region, and we also acquired Ludic Labs, Inc., a company that designs and develops local marketing services, in November 2010. The total number of subscribers increased to approximately 50.6 million as of December 31, 2010 as we launched our services in 69 additional markets across North America, including 12 markets in Canada. We generated revenue of $172.2 million for the fourth quarter of 2010.
Fiscal Year 2011
First Quarter 2011.    In the first quarter of 2011 we raised $492.5 million in net proceeds from the issuance of preferred stock. We expanded our presence into new and expanding markets in India, Malaysia, South Africa and the Middle East through a series of acquisitions. The total number of subscribers increased to approximately 83.1 million as of March 31, 2011 as we launched our services in 21 additional markets across North America. We generated revenue of $295.5 million for the first quarter of 2011.
Second Quarter 2011.    In the second quarter of 2011 we expanded our presence into Indonesia. The total number of subscribers increased to approximately 115.7 million as of June 30, 2011. We generated revenue of $392.6 million for the second quarter of 2011.
Third Quarter 2011. In the third quarter of 2011, the following significant events occurred: our number of subscribers increased to approximately 142.9 million as of September 30, 2011; we acquired two technology companies to improve our in-house technological capabilities; and we launched Groupon Goods.
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations.
We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits and any related litigation could be materially different from historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.
We account for income taxes using the liability method, under which deferred income tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized.
We began foreign operations in 2010 and generated taxable losses in our foreign jurisdictions. Since we have no prior history of capturing our future income projections by jurisdiction, we record a full valuation allowance in all foreign jurisdictions in a net deferred tax asset position at December 31, 2010. The Company's unrecoverable foreign net operating loss carryforwards are primarily in Europe and Asia. We will continue to reassess the need for a valuation allowance on our foreign deferred tax assets on a quarterly basis.
In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the Company's effective tax rate, which could materially impact our results of operations.

Recent Accounting Pronouncements

See Item 8 of Part II, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies.”

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effect of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Japanese yen and Brazilian real, which exposes us to foreign currency risk. For the year ended December 31, 2011, we derived approximately 60.6% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.
We assess our market risk based on changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2011.
As of December 31, 2011, our working capital deficit (defined as current assets less current liabilities) subject to foreign currency translation risk was $328.1 million. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be  $32.8 million. This compares to $145.4 million of working capital deficit subject to foreign currency exposure at December 31, 2010 which would have results in a decrease of net current assets of $14.5 million. The primary difference between foreign currency exposure from December 31, 2010 to December 31, 2011 is due to our expansion into international markets.
Interest Rate Risk
Our cash and cash equivalents primarily consisted of highly‑rated commercial paper and money market funds. We currently have no investments of any type and do not have any long-term borrowings. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in 2009, 2010 or 2011.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of Groupon, Inc.
        We have audited the accompanying consolidated balance sheets of Groupon, Inc. as of December 31, 2010 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Groupon, Inc. at December 31, 2010 and 2011, and the consolidated results of its operations, its comprehensive loss and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Chicago, Illinois
March 30, 2012

GROUPON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$118,833	$1,122,935
Accounts receivable, net	42,407	108,747
Prepaid expenses and other current assets	12,615	91,645
Total current assets	173,855	1,323,327
Property and equipment, net	16,490	51,800
Goodwill	132,038	166,903
Intangible assets, net	40,775	45,667
Investments in equity interests	—	50,604
Deferred income taxes, non-current	14,544	46,104
Other non-current assets	3,868	90,071
Total Assets	$381,570	$1,774,476
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$57,543	$40,918
Accrued merchant payable	162,409	520,723
Accrued expenses	98,323	212,007
Due to related parties	13,321	246
Deferred income taxes, current	17,210	76,841
Other current liabilities	21,613	144,427
Total current liabilities	370,419	995,162
Deferred income taxes, non-current	604	7,428
Other non-current liabilities	1,017	70,766
Total Liabilities	372,040	1,073,356
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interests	2,983	1,653
Groupon, Inc. Stockholders' Equity
Series B, convertible preferred stock, $.0001 par value, 199,998 shares authorized, issued and outstanding at December 31, 2010 and no shares outstanding at December 31, 2011	—	—
Series D, convertible preferred stock, $.0001 par value, 6,560,174 shares authorized and issued, 6,258,297 shares outstanding at December 31, 2010 and no shares outstanding at December 31, 2011	1	—
Series E, convertible preferred stock, $.0001 par value, 4,406,160 shares authorized and issued, 4,127,653 shares outstanding at December 31, 2010 and no shares outstanding at December 31, 2011	—	—
Series F, convertible preferred stock, $.0001 par value, 4,202,658 shares authorized, issued and outstanding at December 31, 2010 and no shares outstanding December 31, 2011	1	—
Series G, convertible preferred stock, $.0001 par value, 30,075,690 shares authorized, 14,245,018 shares issued and outstanding at December 31, 2010 and no shares outstanding at December 31, 2011, liquidation preference of $450,000 at December 31, 2010	1	—
Voting common stock, $.0001 par value, 1,000,000,000 shares authorized,422,991,996 shares issued and 331,232,520 shares outstanding at December 31, 2010 and no shares outstanding at December 31, 2011	4	—
Non-voting convertible common stock, $.0001 par value, 200,000,000 shares authorized, 11,728,972 shares issued and 10,159,792 shares outstanding at December 31, 2010 and no shares outstanding at December 31, 2011	—	—
Class A common stock, par value $0.0001 per share, no shares authorized, issued and outstanding at December 31, 2010; 2,000,000,000 shares authorized, 641,745,225 shares issued and outstanding at December 31, 2011	—	64
Class B common stock, par value $0.0001 per share, no shares authorized, issued or outstanding at December 31, 2010; 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at December 31, 2011	—	—
Common stock, par value $0.0001 per share, no shares authorized, issued or outstanding at December 31, 2010; 2,010,000 shares authorized, and no shares issued and outstanding as of December 31, 2011	—	—
Treasury stock, at cost, 93,328,656 shares at December 31, 2010 and no shares outstanding at December 31, 2011	(503,173)	—
Additional paid-in capital	921,122	1,388,253
Stockholder receivable	(286)	—
Accumulated deficit	(419,468)	(698,704)
Accumulated other comprehensive income	9,875	12,928
Total Groupon, Inc. Stockholders' Equity	8,077	702,541
Noncontrolling interests	(1,530)	(3,074)
Total Equity	6,547	699,467
Total Liabilities and Equity	$381,570	$1,774,476

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2010	2011

Revenue (gross billings of $34,082, $745,348 and $3,985,501 respectively)	$14,540	$312,941	$1,610,430
Costs and expenses:
Cost of revenue	4,716	42,896	258,879
Marketing	5,053	290,569	768,472
Selling, general and administrative	5,848	196,637	821,002
Acquisition-related	—	203,183	(4,537)
Total operating expenses	15,617	733,285	1,843,816
Loss from operations	(1,077)	(420,344)	(233,386)
Interest and other income (expense), net	(16)	284	5,973
Equity-method investment activity, net of tax	—	—	(26,652)
Loss before provision for income taxes	(1,093)	(420,060)	(254,065)
Provision (benefit) for income taxes	248	(6,674)	43,697
Net loss	(1,341)	(413,386)	(297,762)
Less: Net loss attributable to noncontrolling interests	—	23,746	18,335
Net loss attributable to Groupon, Inc.	(1,341)	(389,640)	(279,427)
Dividends on preferred shares	(5,575)	(1,362)	—
Redemption of preferred stock in excess of carrying value	—	(52,893)	(34,327)
Adjustment of redeemable noncontrolling interests to redemption value	—	(12,425)	(59,740)
Net loss attributable to common stockholders	$(6,916)	$(456,320)	$(373,494)

Net loss per share
Basic	$(0.02)	$(1.33)	$(1.03)
Diluted	$(0.02)	$(1.33)	$(1.03)

Weighted average number of shares outstanding
Basic	337,208,284	342,698,772	362,261,324
Diluted	337,208,284	342,698,772	362,261,324

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2009	2010	2011
Net loss attributable to Groupon Inc.	$(1,341)	$(389,640)	$(279,427)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	9,875	3,053
Other comprehensive income	—	9,875	3,053
Comprehensive loss	(1,341)	(379,765)	(276,374)
Less: comprehensive income attributable to the noncontrolling interest	—	23,746	18,335
Comprehensive loss attributable to Groupon Inc.	$(1,341)	$(356,019)	$(258,039)

See Notes to Consolidated Financial Statements

GROUPON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands, except share amounts)

	Groupon, Inc. Stockholders' (Deficit) Equity
	Series B, D, E, F, and G Preferred Stock		Class A and Class B Common Stock		Treasury Stock	Additional Paid-In Capital	Stockholder Receivable	Accumulated Deficit	Accumulated Other Comp. Income	Total Groupon Inc. Stockholders' (Deficit) Equity	Non- controlling Interests	Total (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	335,911,996	$3	$—	$480	$—	$(2,574)	$—	$(2,091)	$—	$(2,091)
Net loss	—	—	—	—	—	—	—	(1,341)	—	(1,341)	—	(1,341)
Issuance of stock	—	—	3,600,000	—	—	144	(144)	—	—	—	—	—
Exercise of stock options, net of tax benefits	—	—	4,020,996	—	—	216	—	—	—	216	—	216
Vesting of restricted stock units	—	—	2,360,000	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	115	—	—	—	115	—	115
Common stock dividends	—	—	—	—	—	(955)	—	(20,338)	—	(21,293)	—	(21,293)
Preferred stock dividends	—	—	—	—	—	—	—	(5,575)	—	(5,575)	—	(5,575)
Balance at December 31, 2009	—	$—	345,892,992	$3	$—	$—	$(144)	$(29,828)	$—	$(29,969)	$—	$(29,969)
Net loss	—	—	—	—	—	—	—	(389,640)	—	(389,640)	(1,530)	(391,170)
Foreign currency translation	—	—	—	—	—	—	—	—	9,875	9,875	—	9,875
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	—	—	(12,425)	—	—	—	(12,425)	—	(12,425)
Stock issued in connection with business combinations	—	—	86,234,312	1	—	348,016	—	—	—	348,017	—	348,017
Proceeds from issuance of stock, net of issuance costs	18,447,676	2	—	—	—	584,656	—	—	—	584,658	—	584,658
Exercise of stock options, net of tax benefits	—	—	2,428,664	—	—	369	(142)	—	—	227	—	227
Vesting of restricted stock units	—	—	165,000	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	22,160	—	—	—	22,160	—	22,160
Redemption of preferred stock	(580,384)	—	—	—	—	(55,003)	—	—	—	(55,003)	—	(55,003)
Repurchase of common stock	—	—	(93,328,656)	—	(503,173)	—	—	—	—	(503,173)	—	(503,173)
Reclassification of redeemable preferred stock	11,166,332	1	—	—	—	34,711	—	—	—	34,712	—	34,712
Preferred stock dividends	—	—	—	—	—	(1,362)	—	—	—	(1,362)	—	(1,362)
Balance at December 31, 2010	29,033,624	$3	341,392,312	$4	$(503,173)	$921,122	$(286)	$(419,468)	$9,875	$8,077	$(1,530)	$6,547
Net loss	—	—	—	—	—	—	—	(279,427)		(279,427)	(1,544)	(280,971)
Foreign currency translation	—	—	—	—	—	—	—		3,053	3,053	—	3,053
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	—	—	(19,587)	—	—	—	(19,587)	—	(19,587)
Stock issued in connection with business combinations and equity method investment	—	—	3,658,798	—	—	55,147	—	—	—	55,147	—	55,147
Restricted stock issued in connection with business combinations	—	—	366,964	—	—	1,143	—	—	—	1,143	—	1,143
Proceeds from issuance of stock, net of issuance costs	15,827,796	2	42,431,660	4	—	1,253,901	144	—	—	1,254,051	—	1,254,051
Exercise of stock options, net of tax benefits	—	—	4,990,665	—	—	2,729	142	—	—	2,871	—	2,871
Vesting of restricted stock units	—	—	1,070,432	—	—	-	—	—	—	-	—	—
Tax withholding related to net share settlements of restricted stock units	—	—		—	—	(4,200)	—	—	—	(4,200)	—	(4,200)
Vesting of performance stock units	—	—	960,000	—	—	-	—	—	—	-	—	—
Stock-based compensation expense	—	—	—	—	—	88,979	—	—	—	88,979	—	88,979

Redemption of preferred stock	(370,401)	—	—		—	(35,003)	—	—	—	(35,003)	—	(35,003)
Repurchase of common stock	—	—	(45,090,184)	—	(353,768)		—	—	—	(353,768)	—	(353,768)
Purchase of additional shares in majority- owned subsidiary	—	—	1,454,838	—	—	(26,172)	—	—	—	(26,172)	—	(26,172)
Return of common stock			(400,000)		0	(4,916)	—	—	—	(4,916)	—	(4,916)
Excess tax benefit from stock-based compensation	—	—	—	—	—	12,051	—	—	—	12,051	—	12,051
Recapitalization of outstanding shares to Class A and Class B common stock	(44,491,019)	(5)	293,309,716	56	808,666	(808,666)	—	—	—	51	—	51
Reclassification of dividends paid on redemption of common stock	—	—	—	—	48,275	(48,275)	—	—	—	—	—	—
Forfeiture of dividends	—	—	—	—		—	—	191	—	191	—	191
Balance at December 31, 2011	—	$—	644,145,201	$64	$—	$1,388,253	$—	$(698,704)	$12,928	$702,541	$(3,074)	$699,467
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2010	2011
Operating activities
Net loss	$(1,341)	$(413,386)	$(297,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	80	12,952	32,055
Stock-based compensation	115	36,168	93,590
Deferred income taxes	—	(7,349)	32,203
Excess tax benefit on stock-based compensation	(143)	(32)	(10,178)
Losses in equity interests	—	—	26,652
Non-cash interest expense	—	106	—
Acquisition-related expense (benefit)	—	203,183	(4,537)
Gain on return of common stock	—	—	(4,916)
Change in assets and liabilities, net of acquisitions:
Restricted cash	—	—	(12,519)
Accounts receivable	(601)	(34,905)	(70,376)
Prepaid expenses and other current assets	(67)	(2,467)	(36,292)
Accounts payable	182	50,835	(20,997)
Accrued merchant payable	4,305	149,044	380,108
Accrued expenses and other current liabilities	5,038	94,592	189,127
Due to related parties	(20)	(319)	347
Other	(38)	(1,537)	(6,058)
Net cash provided by operating activities	7,510	86,885	290,447
Investing activities
Purchases of property and equipment	(290)	(14,681)	(43,811)
Acquisitions of businesses, net of acquired cash	—	3,816	(14,400)
Purchases of intangible assets	(271)	(922)	(14,517)
Changes in restricted cash	(1,400)	(92)	—
Purchases of investments in subsidiaries	—	—	(42,663)
Purchases of equity investments	—	—	(32,042)
Net cash used in investing activities	(1,961)	(11,879)	(147,433)
Financing activities
Proceeds from issuance of stock, net of issuance costs	29,946	584,658	1,266,392
Tax withholdings related to net shares settlements of restricted stock units	—	—	(3,770)
Excess tax benefit on stock-based compensation	143	32	10,178
Loans from related parties	—	5,035	—
Repayments of loans to related parties	—	—	(14,358)
Repurchase of common stock	—	(503,173)	(353,768)
Proceeds from exercise of stock options	72	195	3,008
Dividends paid on common and preferred stock	(26,363)	(1,299)	—
Conversion of preferred stock	—	—	51
Partnership distribution	—	—	(5,525)
Redemption of preferred stock	—	(55,003)	(35,003)
Net cash provided by financing activities	3,798	30,445	867,205
Effect of exchange rate changes on cash and cash equivalents	—	1,069	(6,117)
Net increase in cash and cash equivalents	9,347	106,520	1,004,102
Cash and cash equivalents, beginning of year	2,966	12,313	118,833
Cash and cash equivalents, end of year	$12,313	$118,833	$1,122,935
Supplemental disclosure of cash flow information
Income tax payments	$—	$140	$1,635
Cash interest payments	$—	$287	$—
Non-cash investing activity
Contingent consideration given in connection with acquisitions	$—	$63,180	$17,755
Issuance of common stock in connection with acquisitions	$—	$80,200	$11,067
Investments in equity interests	$—	$—	$45,218
Stock issued in exchange for additional interests in majority owned subsidiary	$—	$—	$10,400

See Notes to Consolidated Financial Statements.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Groupon, Inc., together with the subsidiaries through which it conducts business (the "Company"), is a local commerce marketplace (www.groupon.com) that connects merchant partners to consumers by offering goods and services at a discount. The Company, which commenced operations in October 2008, creates a new way for local merchants to attract customers, while providing consumers with savings and helping them discover what to do, eat, see and buy in the places they live and work. Each day, the Company emails its subscribers with discounted offers for goods and services that are targeted by location and personal preferences. Consumers also access deals directly through the Company's website and mobile application.
The Company, based in Chicago, Illinois, was founded by Andrew D. Mason, the Company's CEO, Eric P. Lefkofsky, the Company's Executive Chairman, and Bradley A. Keywell, one of the Company's directors, evolved from a business they founded called The Point (www.thepoint.com), which is a web platform that enables users to promote collective action in support of social, educational and other causes. The Point originally was established as a limited liability company ("ThePoint"). Effective January 15, 2008, The Point converted its legal form to a corporation organized and existing under the General Corporation Law of the State of Delaware, and merged with and into ThePoint.com, a newly-established corporation ("ThePoint.com"). ThePoint.com subsequently changed its legal name to Groupon, Inc.
The Company has organized its operations into two principal segments: North America and International. See Note 14 "Segment Information."
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all wholly‑owned subsidiaries and majority‑owned subsidiaries over which the Company exercises control and variable interest entities for which the Company has determined it is the primary beneficiary. Outside stockholders' interests in subsidiaries are shown in the consolidated financial statements as “Noncontrolling interests.” Investments in entities in which the Company does not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses, and the related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are utilized for, but not limited to, stock‑based compensation, income taxes, valuation of acquired goodwill and intangible assets, customer refunds, contingent liabilities and the depreciable lives of fixed assets. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
The Company considers all highly‑liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. The Company's cash equivalents primarily include holdings in money market funds and overnight securities.
Restricted Cash
The Company had $0.3 million and $0.2 million of restricted cash recorded in prepaid expenses and other current assets and other non-currents assets, respectively, at December 31, 2010. The Company had $12.1 million and $0.7 million of restricted cash recorded in prepaid expenses and other current assets and other non-currents assets, respectively, at December 31, 2011. The carrying value of restricted cash approximates fair value.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable, net
Accounts receivable primarily represent the net cash due from the Company's credit card and other payment processors for cleared transactions. The carrying amount of the Company's receivables is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible. The Company's allowance for doubtful accounts at December 31, 2010 and 2011 was less than $0.1 million. Bad debt expense for the years ended December 31, 2010 and 2011 was less than $0.1 million and $0.2 million, respectively. No bad debt expense was recorded in the year ended December 31, 2009.
Property and Equipment, net
Property and equipment includes assets such as furniture and fixtures, leasehold improvements, computer hardware, internally developed software, and office and telephone equipment. The Company accounts for property and equipment at cost less accumulated depreciation and amortization. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets (generally three years for computer hardware and office and telephone equipment, five years for furniture and fixtures, and the shorter of the life of the lease or five years for leasehold improvements) and is classified within selling, general and administrative expenses in the consolidated statements of operations. See Note 5 “Property and Equipment, net.”
Internal Use Software
The Company incurs costs in developing internal use software. Costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred and accumulated during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are amortized over the expected economic life of two years using the straight-line method. The total amortization expense for the year ended December 31, 2011 was $0.2 million. At December 31, 2011, the net book value of internal use software costs was $4.6 million. No amounts were capitalized in 2010.
Lease Obligations
The Company categorizes leases at their inception as either operating or capital leases, and may receive renewal or expansion options, rent holidays, and leasehold improvement and other incentives on certain lease agreements. The Company recognizes lease costs on a straight-line basis taking into account adjustments for market provisions, such as free or escalating base monthly rental payments, or deferred payment terms such as rent holidays that defer the commencement date of required payments. Additionally, the Company treats any incentives received as a reduction of costs over the term of the agreement. The Company records rent expense associated with lease obligations in selling, general and administrative expenses in the consolidated statements of operations. See Note 8 “Commitments and Contingencies.”
Goodwill and Other Intangible Assets
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company evaluates the recoverability of goodwill using a two-step impairment test. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit, which is generally based on the discounted future cash flows, and the net fair values of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. Absent any special circumstances that could require an interim test, the Company has elected to test for goodwill impairment during the fourth quarter of each year.
Accounting guidance for the impairment or disposal of long-lived assets, other than goodwill, also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. Amortization is computed using the straight-line method over the estimated useful lives of the respective intangible assets, generally from one to five years. See Note 4 “Goodwill and Other Intangible

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets.”
Customer Loyalty and Rewards Programs
The Company uses various subscriber loyalty and reward programs to build brand loyalty, generate traffic to the website and provide subscribers with incentives to buy Groupons. When subscriber perform qualifying acts, such as providing a referral to a new subscriber or participating in promotional offers, the Company grants credits that can be redeemed for awards such as free or discounted Groupons in the future. The Company accrues the costs related to the associated obligation to redeem the award credits granted at issuance in accrued expenses on the consolidated balance sheets (see Note 7 “Accrued Expenses”) and records the expense within marketing on the consolidated statements of operations. The Company reverses the costs related to unredeemed awards upon expiration where applicable.
Refunds
At the time revenue is recorded, the Company records an allowance for estimated refunds expected to be issued in primarily cash or credits. The Company accrues costs associated with refunds in accrued expenses on the consolidated balance sheets. The cost of refunds where the amount payable to the merchant is recoverable is recorded in the statements of operations as a reduction to revenue. The cost of refunds when there is no amount recoverable from the merchant is presented as a cost of revenue to the extent the refund is provided to a subscriber. If the Company's judgments regarding estimated refunds are inaccurate, actual results of operations could differ from the amount recognized. Refunds issued in the form of credits are reclassified from the refunds reserve to subscriber credits upon issuance See Note 7 “Accrued Expenses”.
Income Taxes
The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence; the Company believes it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience, expectations of future taxable income and capital gains by taxing jurisdiction, the carry‑forward periods available for tax reporting purposes, the ability to carryback losses and other relevant factors. The Company allocates its valuation allowance to current and long-term deferred tax assets on a pro-rata basis. A change in the estimate of future taxable income may require an increase or decrease to the valuation allowance.
The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision for income taxes on the statements of operations. See Note 13 “Income Taxes.”

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued merchant payable, accrued expenses and loans from related parties, approximate fair value due to their generally short-term maturities. The Company records money market funds and contingent consideration at fair value. See Note 12 “Fair Value Measurements.”
Revenue Recognition
The Company recognizes revenue from Groupons when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. These criteria are met when the number of customers who purchase the daily deal exceeds the predetermined threshold, where, applicable, the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as an agent, are substantially complete.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on the Company's website the listing of Groupons previously provided to the merchant, are inconsequential or perfunctory. The Company records the net amount it retains from the sale of Groupons after paying an agreed upon percentage of the purchase price to the featured merchant excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the merchant in the transaction.
Merchant Payments
Under the redemption payment model, which the Company utilizes in most of its international operations in conformity with local market practice, merchants are not paid until the customer redeems the Groupon that has been purchased. In the event that the Company determines that a Groupon will not be redeemed and Groupon is legally released from its obligation to provide the merchant payment, i.e. breakage has occurred, the merchant payment liability is relieved using the liability method of accounting for breakage.

Under the alternative merchant payment model, the Company pays its merchants in installments over a period of generally sixty days for all Groupons purchased. Under this payment model, merchants are paid regardless of whether the Groupon is redeemed.

Cost of Revenue
Cost of revenue is composed of direct and indirect costs incurred to generate revenue, including costs related to credit card processing fees, refunds provided to customers which are not recoverable from the merchant, certain technology costs, editorial costs and other processing fees. Credit card and other processing fees are expensed as incurred. At the time of sale, the Company records a liability for estimated costs to provide refunds which are not recoverable from the merchant based upon historical experience. Technology costs in cost of revenue consist of payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's existing website. Such technology costs also include website hosting and email distribution costs. Editorial costs consist of the payroll and stock‑based compensation expense related to the Company's editorial personnel, as such staff is primarily dedicated to drafting and promoting merchant deals.
Marketing
Marketing expense consists primarily of online marketing costs, such as sponsored search, advertising on social networking sites, email marketing campaigns, loyalty programs, affiliate programs, and to a lesser extent, offline marketing costs such as television, radio and print advertising. Marketing payroll costs, including related stock‑based compensation expense, are also classified as marketing expense. The Company records these costs in marketing expense on the consolidated statements of operations when incurred. No costs included in marketing expense are incurred in connection with the fulfillment of the Company's obligations to its merchants.
Selling, General and Administrative
Selling expenses reported within selling, general and administrative on the consolidated statements of operations consist of payroll, sales commissions and stock-based compensation for inside and outside sales representatives as well as costs associated with supporting the sales function such as technology, telecommunications and travel.
General and administrative expenses consist of payroll and related expenses, including stock-based compensation, for employees involved in general corporate functions, including accounting, finance, tax, legal, and human relations, among others. Additional costs included in general and administrative include subscriber service and operations, amortization and depreciation expense, rent, professional fees and litigation costs, travel and entertainment, charitable contributions, recruiting, office supplies, maintenance and other general corporate costs.
Stock‑Based Compensation
The Company measures stock‑based compensation cost at fair value, net of estimated forfeitures. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest, except for awards with performance conditions, which are recognized using the accelerated method. The Company includes stock-based compensation expense in cost of revenue, marketing and selling, general and administrative expenses consistent with the respective employees'

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash compensation in the consolidated statements of operations, as discussed above. The fair value of restricted stock units and restricted stock is estimated based on valuations of the Company's (or subsidiaries') stock on the grant date or reporting date if required to be remeasured under accounting guidance. The fair value of stock options is determined on the date of grant using the Black‑Scholes‑Merton valuation model. See Note 10 “Stock‑Based Compensation.”
Foreign Currency
Balance sheet accounts of the Company's operations outside of the U.S. are translated from foreign currencies into U.S. dollars at the exchange rates as of the consolidated balance sheet dates. Revenues and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included in accumulated other comprehensive income on the consolidated balance sheet. Gains and losses resulting from foreign currency transactions which are denominated in currencies other than the entity's functional currency are included in interest and other income (expense) in the consolidated statements of operations. For the year ended December 31, 2010 and 2011, the Company had $0.5 million and $1.8 million of foreign currency transaction gains.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance that improves disclosures about fair value measures that were originally required. The new guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this guidance did not impact the Company's financial position or results of operations. See Note 12 “Fair Value Measurements.”
In May 2011, the FASB issued guidance that amends certain fair value measurement principles and disclosure requirements. The new guidance states, among other things, that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The update is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company's financial position or results of operations.
In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more‑likely‑than‑not that goodwill might be impaired and whether it is necessary to perform the two‑step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company's fiscal year ending December 31, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.
3. ACQUISITIONS
CityDeal Europe GmbH Acquisition
On May 15, 2010, the Company acquired 100% of CityDeal Europe GmbH ("CityDeal"), a collective buying power business launched in January 2010 that provides daily deals and online marketing services substantially similar to the Company, primarily in European markets. The acquisition was accounted for using the purchase method of accounting and the operations of CityDeal were included in the Company's consolidated financial statements from the date of the acquisition. In connection with the acquisition, the Company and the former CityDeal shareholders entered into a loan agreement. See Note 15 "Related Parties."
Qpod.inc Acquisition
On August 11, 2010, the Company acquired approximately 55.1% of the total issued and outstanding capital stock of Qpod.inc ("Qpod"), a collective buying power business launched in July 2010 that provides daily deals and online marketing services in Japan substantially similar to the Company. The acquisition was accounted for using the purchase method of accounting and the operations of Qpod were included in the condensed consolidated financial statements from the date of the acquisition.
In conjunction with the acquisition, the Company entered into an agreement with certain founding members and other shareholders of Qpod, which provided the Company with call rights that allow it to buy a percentage of the remaining shares of Qpod. Exercising all of the call rights would entitle the Company to an aggregate of up to 90% of the outstanding capital stock of Qpod. Additionally, the remaining Qpod shareholders had put rights to sell their outstanding capital stock to the Company in the event of an initial public offering of the Company, subject to certain conditions, which if exercised in full, would give the

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company up to an aggregate of 90% of the outstanding capital stock of Qpod.
In January 2011, the Company entered into a Stock Purchase Agreement (the "SPA") with the other shareholders, whereby the Company purchased an additional percentage of the shares of Qpod from the other shareholders, increasing the Company's ownership in Qpod to 90%. Under the terms of the SPA, the Company acquired 21,812 shares of the total issued and outstanding capital stock of Qpod, on a fully-diluted basis, in exchange for $25.0 million in cash and $10.0 million of contingent consideration which will be paid over the next three years in equal installments if specified future operating objectives and financial results are met. As of the date of the SPA and December 31, 2011, the Company concluded that the operational and financial result targets were not met for 2011 and the likelihood of achieving the remaining targets is remote for the final two years. The additional investment was accounted for as an equity transaction in accordance with the guidance on accounting for changes in a parent's ownership interest in a subsidiary in consolidated financial statements. In conjunction with the SPA, the Company has call rights that allow it to buy all of the remaining shares of Qpod. Exercising the call rights would give the Company 100% ownership of the outstanding capital stock of Qpod. Additionally, the remaining Qpod shareholders have put rights to sell their outstanding capital stock to the Company, including any shares of capital stock issuable upon exercise of options, which would give the Company 100% of the outstanding capital stock of Qpod.
Other Acquisitions
Throughout the year ended December 31, 2011, the Company acquired certain entities and the results of each of the entities have been included in the consolidated financial statements since the respective acquisitions dates. The primary purpose of these acquisitions was to utilize these entities' collective buying power businesses to further grow the Company's subscriber base and provide strategic entries into new and expanding markets in India, Malaysia, South Africa, Indonesia and the Middle East. In addition, the Company acquired certain businesses that specialize in developing mobile technology and marketing services to expand and advance the Company's product offerings. The aggregate acquisition-date fair value of the consideration transferred and noncontrolling interests ("NCI") for other acquisitions totaled $47.7 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred and NCI	Fair Value
Cash	$18,313
Issuance of shares of the Company's non-voting common stock	11,067
Contingent consideration	17,755
NCI	593
Total	$47,728
The value of the noncontrolling interest represents the fair value of the ownership of the remaining shareholders after Groupon's purchase assuming a discount on that remaining ownership due to the limited control of minority shareholders. The fair value of the remaining shareholders prior to the discount was derived assuming Groupon's purchase price represents the fair value of the ownership acquired.

As of the respective acquisition dates, the Company had obligations to transfer additional cash and stock contingent consideration of $16.3 million and $1.5 million, respectively, to the former owners of certain acquirees as part of the exchange for control of these acquirees, if specified future operational objectives and financial results are met over the next three years.

The Company determined the acquisition-date fair value of these contingent liabilities, based on the likelihood of paying the contingent cash earn-outs and stock issuances of contingent earn-out payments and stock issuances, as part of the consideration transferred. For contingent consideration to be settled in common stock, the Company used private market data to determine the fair value of the shares as of the acquisition date. For contingent consideration to be settled in cash, the Company used an income approach that is primarily determined based on the present value of future cash flows using internal models. See Note 12 “Fair Value Measurements" for subsequent measurements of these contingent liabilities.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the combined purchase price and the fair value of NCI as of the acquisition date (in thousands):

Description	Fair Value
Net working capital (including cash of $3.9 million)	$3,734
Property and equipment, net	132
Goodwill	36,539
Intangible assets(1):
Subscriber relationships	5,990
Trade names	370
Developed technology	3,547
Deferred tax liability	(2,584)
$47,728

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.

The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on their corresponding acquisition date, with the remaining unallocated amount recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was determined using an income or cost approach based on the nature of each asset. The goodwill of $36.5 million represents the premium the Company paid over the fair value of the net tangible and intangible assets it acquired. The Company paid this premium for a number of reasons, including expanding its presence in new international markets and acquiring an experienced workforce. The goodwill is not deductible for tax purposes.

The financial effect of these acquisitions, individually and in the aggregate, was not material to the consolidated financial statements. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company's consolidated results of operations.

Purchase of Additional Interests

In April 2011, the Company entered into an agreement to purchase an additional interest in one of its subsidiaries for an aggregate purchase price of $21.1 million, increasing its total ownership in the subsidiary to 100%. The purchase price consisted of $9.4 million of cash and $10.4 million in stock. The additional investment was accounted for as an equity transaction in accordance with guidance on accounting for changes in a parent's ownership interest in a subsidiary in consolidated financial statements. In connection with this purchase, certain subsidiary awards were settled in exchange for cash and shares of stock. The total compensation expense of $12.7 million related to the vested liability awards as of the settlement date was equal to the fair value of the consideration transferred. In addition, the Company will recognize $0.6 million of compensation in the form of cash and $0.7 million of stock compensation over a service vesting period of two years in connection with the transaction.
In September 2011, the Company entered into an agreement to purchase an additional interest in one of its subsidiaries for an aggregate purchase price of $19.2 million, increasing its total ownership in the subsidiary to 100%. The purchase price consisted of $10.8 million of cash and $8.4 million in stock. The additional investment was accounted for as an equity transaction in accordance with guidance on accounting for changes in a parent's ownership interest in a subsidiary in consolidated financial statements. In connection with this purchase, certain subsidiary awards were settled in exchange for cash and shares of stock. The total compensation expense of $4.8 million related to the vested liability awards as of the settlement date is equal to the fair value of the consideration to be transferred. In addition, $6.7 million of the purchase price will be recognized as compensation expense over a service vesting period of two years payable in $3.7 million of cash and $3.0 million of common stock.
In November 2011, the Company entered into an agreement to purchase an additional interest in one of its subsidiaries for an aggregate purchase price of $6.8 million, increasing its total ownership in the subsidiary to 96%. The purchase price consisted of $0.3 million of cash and $6.5 million in stock. The additional investment was accounted for as an equity transaction in accordance with guidance on accounting for changes in a parent's ownership interest in a subsidiary in consolidated financial statements. In conjunction with this agreement, the Company has call rights that allow it to buy all of the remaining shares of this subsidiary for

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$0.7 million cash and 533,336 shares of the Company. Exercising the call rights would give the Company 100% ownership of the outstanding capital stock.

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following summarizes the Company's goodwill activity in 2011 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2010	$19,605	$112,433	$132,038
Goodwill related to acquisitions	21,126	15,413	36,539
Other adjustments(1)	—	(1,674)	(1,674)
Balance as of December 31, 2011	$40,731	$126,172	$166,903

___________________________________________

(1)	Includes changes in foreign exchange rates for goodwill.

The following summarizes the Company's other intangible assets (in thousands):

	As of December 31, 2010			Weighted- Average Remaining Useful Life (in years)
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$36,389	$3,760	$32,629	4.5
Merchant relationships	6,789	3,801	2,988	0.5
Trade names	5,619	3,230	2,389	0.4
Developed technology	2,054	395	1,659	1.6
Other intangible assets	1,263	153	1,110	3.8
	$52,114	$11,339	$40,775	3.8

	As of December 31, 2011
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life (in years)
Subscriber relationships	$41,272	$12,882	$28,390	3.5
Merchant relationships	6,600	6,600	—	—
Trade names	5,801	5,801	—	—
Developed technology	5,583	2,151	3,432	1.5
Other intangible assets	15,420	1,575	13,845	4.7
	$74,676	$29,009	$45,667	3.7

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense for these intangible assets was less than $0.1 million, $11.0 million and $19.3 million for the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2011, the Company's estimated future amortization expense of these intangible assets for each of the next five years and thereafter is as follows (in thousands):

2012	$13,595
2013	12,280
2014	11,172
2015	6,964
2016	1,656
Thereafter	—
$45,667

5. PROPERTY AND EQUIPMENT, NET
The following summarizes the Company's property and equipment, net as of December 31 (in thousands):

	2010	2011
Furniture and fixtures	$6,691	$8,579
Leasehold improvements	5,233	14,999
Computer hardware and other	3,396	25,617
External software	1,767	7,744
Office and telephone equipment	1,408	4,695
Internally developed software	—	4,793
Property and equipment	18,495	66,427
Less: accumulated depreciation and amortization	(2,005)	(14,627)
Property and equipment, net	$16,490	$51,800

Depreciation expense on property and equipment was less than $0.1 million for the year ended December 31, 2009 and $1.9 million and $12.8 million for the years ended December 31, 2010 and 2011, respectively.

6. INVESTMENTS IN EQUITY AND OTHER INTERESTS

The following summarizes the Company's investments in equity interests as of December 31 (in thousands):

	2011	Percent Ownership of Common Stock
Restaurantdiary.com	$1,209	50%
GaoPeng.com	49,395	49%
Total	$50,604

Equity Investment in Restaurantdiary.com Limited
In January 2011, the Company acquired 50.0% of the ordinary shares of Restaurantdiary.com Limited (“Restaurantdiary”) in exchange for $1.3 million. The investment in Restaurantdiary is being accounted for using the equity method, and the total investment is classified as part of "Investments in equity interests" on the consolidated balance sheet as of December 31, 2011. The Company recorded its share of the loss of Restaurantdiary for an amount less than $0.1 million within “Equity-method

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investment activity, net of tax” in the consolidated statement of operations for the year ended December 31, 2011.
Equity Investment in E-Commerce King Limited
In January 2011, the Company acquired 40.0% of the ordinary shares of E-Commerce King Limited (“E-Commerce”), a company organized under the laws of the British Virgin Islands, in exchange for $4.0 million. The Company entered into the joint venture along with Rocket Asia GmbH & Co. KG (“Rocket Asia”), an entity controlled by former CityDeal shareholders Oliver Samwer, Marc Samwer and Alexander Samwer (the “Samwers”). Rocket Asia acquired 10.0% of the ordinary shares in E-Commerce. E-Commerce subsequently established a wholly-owned foreign enterprise that created a domestic operating company headquartered in Beijing, China (“GaoPeng.com”), which operates a group-buying site offering discounts for products and services to individual consumers and businesses via internet websites and social and interactive media. GaoPeng.com began offering daily deals in March 2011 in Beijing and Shanghai with expansion to other major cities in China to follow.
On July 31, 2011, the Company entered into an agreement to purchase additional interests in E-Commerce for a purchase price of $45.2 million from Rocket Asia consisting of 2,908,856 shares of non-voting common stock. See Note 15 “Related Parties”. The investment increased the Company's ownership from 40.0% to 49.0%. In addition, the Company made various cash investments for an aggregate amount of $26.7 million in the year ended December 31, 2011. At the same time, the remaining investors made additional proportionate investments that resulted in no change to the Company's ownership percentage in E-Commerce.
The investment in E-Commerce is being accounted for using the equity method, and the total investment is classified as part of "Investments in equity interests" on the consolidated balance sheet as of December 31, 2011. The Company recorded its share of the loss of E-Commerce in the amount of $26.5 million within “Equity-method investment activity, net of tax” in the consolidated statement of operations for the year ended December 31, 2011.
Consolidated Variable Interest in LLC
On May 9, 2011, the Company entered into a collaborative arrangement to create a jointly-owned sales channel with a strategic partner (Partner) and a limited liability company (LLC) was established. The Company and its Partner each owns 50% of the LLC and income and cash flows of the LLC are allocated based on the ownerships percentages. The liabilities of the LLC are solely the LLC's obligations and not of the Company or Partner.
The Company's obligations associated with its interests in the LLC are primarily building, maintaining, customizing, managing and operating the LLC website, contributing intellectual property, identifying deals and promoting the sale of deal vouchers, coordinating the fulfillment of deal vouchers in certain instances and providing the recordkeeping.
Under the LLC agreement, the LLC shall be dissolved upon the occurrence of any of the following events: (i) either party becoming a majority owner; (2) the third anniversary of the date of the LLC agreement; (3) certain elections of the Company or the Partner based on the operational and financial performance of the LLC or other changes to certain terms in the agreement; (4) election of either the Company or Partner in the event of bankruptcy by the other party; (5) sale of the LLC; or a court's dissolution of the LLC.
The Company has determined it is the primary beneficiary of the LLC and consolidates the entity because it has the power to direct activities of the LLC that most significantly impact the LLC's economic performance. In particular, the Company identifies and promotes the deal vouchers, provides all of the back office support, i.e. website, contracts, personnel resources, accounting, etc., presents the LLC's deals via email and the Company's website, provides the editorial resources that create the verbiage included on the website with the LLC's deal offer.

7. ACCRUED EXPENSES
The following summarizes the Company's accrued expenses as of December 31 (in thousands):

	2010	2011
Marketing	$48,244	$33,472
Refunds reserve	13,938	67,452
Payroll and benefits	12,187	36,404
Subscriber rewards and credits	8,333	36,144
Professional fees	2,341	18,656
Other	13,280	19,879
	$98,323	$212,007

8. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company has entered into various non-cancelable operating lease agreements, primarily covering certain of its offices throughout the world, with original lease periods expiring between 2012 and 2022. Rent expense under these operating leases was $0.2 million, $3.7 million and $25.6 million for the year ended December 31, 2009, 2010 and 2011, respectively.
Certain of these arrangements have renewal or expansion options and adjustments for market provisions, such as free or escalating base monthly rental payments. The Company recognizes rent expense under such arrangements on a straight-line basis over the initial term of the lease. The difference between the straight-line expense and the cash paid for rent has been recorded as deferred rent.
The Company entered into a material lease arrangement (“600 West Leases”) for its headquarters located in Chicago, Illinois, which accounts for approximately one third of its estimated future payments under operating leases. The 600 West Leases are accounted for as operating leases with rent expense being recognized on a straight-line basis over the term of the lease, taking into account rent escalations, rent holidays and leasehold improvement incentives. Rent escalations are annual and do not exceed 9% per year with a majority of the increases being approximately 2% per year. All rent holidays included in these leases expire by June 2012. The original duration of the 600 West Leases range from two to six years, with renewal and expansion options ranging from three to four years. The amortization period of leasehold improvements related to the 600 West Leases is 3 years.
The Company is responsible for paying its proportionate share of the actual operating expenses and real estate taxes under certain of these lease agreements. These operating expenses are not included in the table below. As of December 31, 2011, the estimated future payments under operating leases (including rent escalation clauses) for each of the next five years and thereafter is as follows (in thousands):

2012	$26,317
2013	24,550
2014	18,029
2015	15,810
2016	14,461
Thereafter	28,962
$128,129

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Obligations

The Company entered into non-cancelable service contracts primarily covering sales force and information technology services which expire beginning in the year ended December 31, 2012. As of December 31, 2011, future payments under these contractual obligations were as follows (in thousands):

2012	$15,734
2013	12,571
2014	168
2015	—
2016	—
Thereafter	—
$28,473
Legal Matters
From time to time, the Company may become party to litigation incident to the ordinary course of business. For example, the Company is currently involved in proceedings by former employees, intellectual property infringement suits (as discussed below) and suits by customers (individually or as class actions) alleging, among other things, violation of the Credit Card Accountability, Responsibility and Disclosure Act and state laws governing gift cards, stored value cards and coupons.

In addition, third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their intellectual property rights. The Company is subject to intellectual property disputes, and expects that it will increasingly be subject to intellectual property infringement claims as its services expand in scope and complexity. The Company has in the past been forced to litigate such claims. The Company may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and as the Company becomes subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. The Company believes that additional lawsuits alleging that it has violated patent, copyright or trademark laws will be filed against it. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in the Company's methods of doing business, or could require it to enter into costly royalty or licensing agreements.

The Company is also subject to, or in the future may become subject to, a variety of regulatory inquiries across the jurisdictions where the Company conducts its business, including for example consumer protection, marketing practices, tax and  privacy rules and regulations. Any regulatory actions against the Company, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, injunctive relief or increased costs of doing business through adverse judgment or settlement, require the Company to change its business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm the Company's business.

The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company's reserves may change in the future due to new developments or changes in strategy in handling these matters.

Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Indemnifications
In the normal course of business to facilitate transactions related to its operations, the Company indemnifies certain parties, including lessors and from time to time merchants with respect to certain matters. The Company has agreed to hold certain parties

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the bylaws contain similar indemnification obligations to agents.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, the payments that the Company has made under these agreements have not had a material impact on the operating results, financial position, or cash flows of the Company.
9. STOCKHOLDERS' EQUITY (DEFICIT)
Initial Public Offering
In November 2011, the Company issued 40,250,000 shares of Class A common stock and received approximately $744.2 million, net of underwriter fees and other issuance costs, in proceeds from the closing of an initial public offering of its Class A common stock.

Convertible Preferred Stock
The Company authorized 199,998 shares of Series B Convertible Preferred Stock (“Series B Preferred”), 6,560,174 shares of Series D Convertible Preferred Stock (“Series D Preferred”), 4,406,160 shares of Series E Convertible Preferred Stock (“Series E Preferred”), 4,202,658 shares of Series F Convertible Preferred Stock (“Series F Preferred”) and up to 30,075,690 shares of Series G Preferred. The Series B Preferred, Series D Preferred, Series E Preferred, Series F Preferred and Series G Preferred, collectively, are referenced below as the “Series Preferred.” The rights, preferences, privileges, restrictions and other matters relating to the Series Preferred are as follows:
Series B Preferred
In 2007, the Company authorized the sale and issuance of 199,998 shares of Series B Preferred for less than $0.1 million, and used the proceeds from the sale for working capital and general corporate purposes. There were 199,998 shares outstanding at December 31, 2010. The holders of Series B Preferred were entitled to annual dividends payable at a rate of 6% of the Series B Preferred original issue price. The dividends were cumulative and accrued from the date of issue while the shares were redeemable at the option of the holders. These dividend rights were subsequently rescinded by the Board in December 2010. As of December 31, 2010, there was less than $0.1 million of accrued preferred dividends due to Series B Preferred holders. The Company recorded the accrued dividends as a reduction to “Additional paid-in capital” or “Accumulated deficit.” The holders of Series B Preferred also were entitled to receive, on an as-converted to voting common stock basis, any other dividend or distribution when, as and if declared by the Board, participating equally with the holders of common stock and the holders of Series Preferred.
Holders of Series B Preferred were entitled to the number of votes equal to the product obtained by multiplying (i) the number of shares of voting common stock into which their shares of Series B Preferred could be converted and (ii) 150. In addition, the Series B Preferred holders were entitled to receive, upon a liquidation event, the amount that would have been received if all shares of Series Preferred had been converted into voting common stock immediately prior to such liquidation event, only after the payment of the full Series G Preferred liquidation preference had been satisfied. If, upon the liquidating event, the assets of the Company were insufficient to fully pay the amounts owed to Series B Preferred holders, all distributions would be made ratably in proportion to the full amounts to which preferred and common stockholders would have otherwise been entitled. In the event that the Company is a party to an acquisition or asset transfer, each holder of Series B Preferred was entitled to receive the amount of cash, securities, or other property to which such holder would be entitled to receive in a liquidation event.
Each share of Series B Preferred would automatically have been converted into shares of voting common stock upon the earliest of the following events to occur: (i) holders of at least 50% of the outstanding shares of Series B Preferred consent to a conversion, or (ii) upon any sale, assignment, transfer, conveyence, hypothecation or other disposition of any legal or beneficial interest in such shares, whether or not for value and whether voluntary or involuntary or by operation of law, subject to certain exceptions. The number of shares of voting common stock to which a Series B Preferred stockholder was entitled upon conversion is calculated by multiplying the applicable conversion rate then in effect (currently 12.0) by the number of Series B Preferred shares to be converted. The conversion rate for the Series B Preferred shares was subject to change in accordance with anti-dilution provisions contained in the agreement with those holders. More specifically, the conversion price was subject to adjustment to

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prevent dilution on a weighted‑average basis in the event that the Company issues additional shares of common stock or securities convertible or exercisable for common stock at a purchase price less than the then effective conversion price. As of December 31, 2010, 2,399,976 shares of voting common stock would have been required to be issued assuming conversion of all of the issued and outstanding shares of Series B Preferred.
Series D Preferred
In January 2008, the Company authorized the sale and issuance of 6,560,174 shares of Series D Preferred for $4.8 million in gross proceeds (or $4.7 million, net of issuance costs), and used the proceeds from the sale for working capital and general corporate purposes. There were 6,258,297 shares outstanding at December 31, 2010. The holders of Series D Preferred were entitled to annual dividends payable at a rate of 6% of the Series D Preferred original issue price. The dividends were cumulative and accrued from the date of issue while the shares were redeemable at the option of the holder. These dividend rights were subsequently rescinded by the Board in December 2010. As of December 31, 2010, the accrued preferred dividends due to Series D Preferred holders were $0.8 million, respectively. The Company recorded the accrued dividends as a reduction to “Additional paid-in capital” or “Accumulated deficit.” The holders of Series D Preferred also are entitled to receive, on an as-converted to voting common stock basis, any other dividend or distribution when, as and if declared by the Board, participating equally with the holders of common stock and the holders of Series Preferred.
Holders of Series D Preferred were entitled to the number of votes equal to the number of shares of voting common stock into which their shares of Series D Preferred could be converted. In addition, the Series D Preferred holders were entitled to receive, upon a liquidation event, the amount that would have been received if all shares of Series Preferred had been converted into voting common stock immediately prior to such liquidation event, only after the payment of the full Series G Preferred liquidation preference has been satisfied. If, upon the liquidating event, the assets of the Company were insufficient to fully pay the amounts owed to Series D Preferred holders, all distributions would be made ratably in proportion to the full amounts to which preferred and common stockholders would have otherwise been entitled. In the event that the Company was a party to an acquisition or asset transfer, each holder of Series D Preferred was entitled to receive the amount of cash, securities, or other property to which such holder would be entitled to receive in a liquidation event.
Each share of Series D Preferred would automatically have been converted into shares of voting common stock upon the earliest of the following events to occur: (i) holders of at least 50% of the outstanding shares of Series D Preferred consent to a conversion, or (ii) immediately upon the closing of an initial public offering. The number of shares of voting common stock to which a Series D Preferred stockholder was entitled upon conversion is calculated by multiplying the applicable conversion rate then in effect (currently 12.0) by the number of Series D Preferred shares to be converted. The conversion rate for the Series D Preferred shares was subject to change in accordance with anti-dilution provisions contained in the agreement with those holders. More specifically, the conversion price was subject to adjustment to prevent dilution on a weighted‑average basis in the event that the Company issues additional shares of common stock or securities convertible or exercisable for common stock at a purchase price less than the then effective conversion price. As of December 31, 2010, the number of shares of voting common stock that would have been required to be issued assuming conversion of all of the issued and outstanding shares of Series D Preferred was 75,099,564.
Series E Preferred
In November 2009, the Company authorized the sale and issuance of 4,406,160 shares of Series E Preferred for $30.0 million in gross proceeds (or $29.9 million, net of issuance costs), and used $26.4 million of the proceeds from the sale to fund a dividend paid to holders of the Company's capital stock on a pro-rata basis and the remainder for working capital and general corporate purposes. The Company recorded the dividend payments as a reduction to “Accumulated deficit,” and to a lesser extent, “Additional paid-in capital.” There were 4,127,653 shares outstanding at December 31, 2010. The holders of Series E Preferred were entitled to annual dividends payable at a rate of 6% of the Series E Preferred original issue price. The dividends were cumulative and accrued from the date of issue. These dividend rights were subsequently rescinded by the Board in December 2010. As of December 31, 2010, the accrued preferred dividends due to Series E Preferred holders were $0. The holders of Series E Preferred also were entitled to receive, on an as-converted to voting common stock basis, any other dividend or distribution when, as and if declared by the Board, participating equally with the holders of common stock and the holders of Series Preferred.
Holders of Series E Preferred were entitled to the number of votes equal to the number of shares of voting common stock into which their shares of Series E Preferred could be converted. In addition, the Series E Preferred holders were entitled to receive, upon a liquidation event, the amount that would have been received if all shares of Series Preferred had been converted into voting common stock immediately prior to such liquidation event, only after the payment of the full Series G Preferred liquidation

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preference has been satisfied. If, upon the liquidating event, the assets of the Company were insufficient to fully pay the amounts owed to Series E Preferred holders, all distributions would be made ratably in proportion to the full amounts to which preferred and common stockholders would have otherwise been entitled. In the event that the Company was a party to an acquisition or asset transfer, each holder of Series E Preferred was entitled to receive the amount of cash, securities, or other property to which such holder would be entitled to receive in a liquidation event.
Each share of Series E Preferred would automatically have been converted into shares of voting common stock upon the earliest of the following events to occur: (i) holders of at least 50% of the outstanding shares of Series E Preferred consent to a conversion, or (ii) immediately upon the closing of an initial public offering. The number of shares of voting common stock to which a Series E Preferred stockholder was entitled upon conversion is calculated by multiplying the applicable conversion rate then in effect (currently 12.0) by the number of Series E Preferred shares to be converted. The conversion rate for the Series E Preferred shares was subject to change in accordance with anti-dilution provisions contained in the agreement with those holders. More specifically, the conversion price was subject to adjustment to prevent dilution on a weighted‑average basis in the event that the Company issues additional shares of common stock or securities convertible or exercisable for common stock at a purchase price less than the then effective conversion price. As of December 31, 2010, the number of shares of voting common stock that would have been required to be issued assuming conversion of all of the issued and outstanding shares of Series E Preferred was 49,531,836.
Series F Preferred
In April 2010, the Company authorized the sale and issuance of 4,202,658 shares of Series F Preferred for $135.0 million in gross proceeds (or $134.9 million, net of issuance costs), and used $119.9 million of the proceeds from the sale to redeem shares of its outstanding common stock held by certain shareholders and the remainder for working capital and general corporate purposes. All shares of Series F Preferred were outstanding at December 31, 2010. The holders of Series F Preferred were not entitled to annual preferred dividends, but were entitled to receive, on an as-converted to voting common stock basis, any other dividend or distribution when, as and if declared by the Board, participating equally with the holders of common stock and the holders of Series Preferred.
Holders of Series F Preferred were entitled to the number of votes equal to the number of shares of voting common stock into which their shares of Series F Preferred could be converted. In addition, the Series F Preferred holders were entitled to receive, upon a liquidation event, the amount that would have been received if all shares of Series Preferred had been converted into voting common stock immediately prior to such liquidation event, only after the payment of the full Series G Preferred liquidation preference has been satisfied. If, upon the liquidating event, the assets of the Company were insufficient to fully pay the amounts owed to Series F Preferred holders, all distributions would be made ratably in proportion to the full amounts to which preferred and common stockholders would have otherwise been entitled. In the event that the Company was a party to an acquisition or asset transfer, each holder of Series F Preferred was entitled to receive the amount of cash, securities, or other property to which such holder would be entitled to receive in a liquidation event.
Each share of Series F Preferred would automatically have been converted into shares of voting common stock upon the earliest of the following events to occur: (i) holders of at least 50% of the outstanding shares of Series F Preferred consent to a conversion, or (ii) immediately upon the closing of an initial public offering. The number of shares of voting common stock to which a Series F Preferred stockholder was entitled upon conversion is calculated by multiplying the applicable conversion rate then in effect (currently 12.0) by the number of Series F Preferred shares to be converted. The conversion rate for the Series F Preferred shares was subject to change in accordance with anti-dilution provisions contained in the agreement with those holders. More specifically, the conversion price was subject to adjustment to prevent dilution on a weighted‑average basis in the event that the Company issues additional shares of common stock or securities convertible or exercisable for common stock at a purchase price less than the then effective conversion price. As of December 31, 2010, 50,431,896 shares of voting common stock would have been required to be issued assuming conversion of all of the issued and outstanding shares of Series F Preferred.
Series G Preferred
In December 2010, the Company authorized the sale of 30,075,690 shares of Series G Preferred and the initial issuance of 14,245,018 shares of Series G Preferred for $450.0 million in gross proceeds (or $449.7 million, net of issuance costs), and used $438.3 million of the proceeds from the sale to redeem shares of its outstanding common stock and preferred stock held by certain shareholders and the remainder for working capital and general corporate purposes. All issued shares of Series G Preferred were outstanding at December 31, 2010. The holders of Series G Preferred were not entitled to annual preferred dividends, but were entitled to receive, on an as-converted to voting common stock basis, any other dividend or distribution when, as and if

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

declared by the Board, participating equally with the holders of common stock and the holders of Series Preferred.
In January 2011, the Company authorized the sale and additional issuance of 15,827,796 shares of Series G Preferred for $496.0 million in gross proceeds (or $492.5 million, net of issuance costs), and used $371.5 million of the proceeds from the sale to redeem shares of its outstanding common stock and preferred stock held by certain shareholders and the remainder for working capital and general corporate purposes. Included in the additional stock issuance was 126,622 shares of Series G Preferred (or the equivalent of $4.0 million) the Company transferred to its underwriter in exchange for financial advisory services provided.
Holders of Series G Preferred were entitled to the number of votes equal to the number of shares of voting common stock into which their shares of Series G Preferred could be converted. In addition, the Series G Preferred holders were entitled, before any distribution or payment is made upon any Series B Preferred, Series D Preferred, Series E Preferred, Series F Preferred or common stock, to be paid an amount per share equal to 100% of the Series G Preferred original price, plus all declared but unpaid dividends on the Series G Preferred. If, upon the liquidating event, the assets of the Company were insufficient to fully pay the amounts owed to Series G Preferred holders, all distributions would be made ratably in proportion to the full amounts to which Series G Preferred holders would have otherwise been entitled. In the event that the Company was a party to an acquisition or asset transfer, each holder of Series G Preferred was entitled to receive the amount of cash, securities, or other property to which such holder would be entitled to receive in a liquidation event.
Each share of Series G Preferred would automatically have been converted into shares of voting common stock upon the earliest of the following events to occur: (i) holders of at least 50% of the outstanding shares of Series G Preferred consent to a conversion, or (ii) immediately upon the closing of an initial public offering. The number of shares of voting common stock to which a Series G Preferred stockholder wass entitled upon conversion is calculated by multiplying the applicable conversion rate then in effect (currently 4.0) by the number of Series G Preferred shares to be converted. The conversion rate for the Series G Preferred shares was subject to change in accordance with anti-dilution provisions contained in the agreement with those holders. More specifically, the conversion price was subject to adjustment to prevent dilution on a weighted‑average basis in the event that the Company issues additional shares of common stock or securities convertible or exercisable for common stock at a purchase price less than the then effective conversion price. As of December 31, 2010, 56,980,072 shares of voting common stock would have been required to be issued assuming conversion of all of the issued and outstanding shares of Series G Preferred.
Series Preferred
On October 31, 2011, each outstanding share of Series D preferred stock, Series E preferred stock and Series F preferred stock was converted into twelve shares of Class A common stock and each outstanding share of our Series G preferred stock was converted into four shares of Class A common stock. This resulted in the issuance of 290,909,740 shares of Class A common stock. In addition, each outstanding share of Series B preferred stock was converted into twelve shares of Class B common stock. This resulted in the issuance of 2,399,976 shares of Class B common stock.
The Board has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of the Class A common stock or Class B common stock.
As of December 31, 2011, there were no shares of Series Preferred stock outstanding.

Common Stock
The Board has authorized three classes of common stock: Class A common stock, Class B common stock and common stock. No shares of common stock will be issued or outstanding until November 5, 2016 at which time all outstanding shares of Class A common stock and Class B common stock will automatically convert into shares of common stock. In addition, the Board authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by the Board.
The total amount of our authorized common stock will consist of 4,020,000,000 shares, all with a par value of $0.0001 per share, of which 2,000,000,000 shares are designated as Class A common stock, 10,000,000 shares are designated as Class B common stock, 2,010,000,000 shares are designated as common stock. On December 31, 2011, we had outstanding 641,745,225 shares of Class A common stock and 2,399,976 shares of Class B common stock.
Holders of our Class A common stock and Class B common stock have identical rights, except that holders of our Class

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to 150 votes per share. Holders of shares of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, except that there will be separate votes of holders of shares of the Class A common stock and Class B common stock in the following circumstances:
• if the Company proposes to amend our amended and restated certificate of incorporation to alter or change the powers, preferences or special rights of the shares of a class of its stock so as to affect them adversely or to increase or decrease the par value of the shares of a class of the Company's stock;
• if the Company proposes to treat the shares of a class of its stock differently with respect to any dividend or distribution of cash, property or shares of our stock paid or distributed by the Company;
• if the Company proposes to treat the shares of a class of its stock differently with respect to any subdivision or combination of the shares of a class of the Company's stock; or
• if the Company proposes to treat the shares of a class of its stock differently in connection with a change in control, liquidation, dissolution, distribution of assets or winding down of the Company with respect to any consideration into which the shares are converted or any consideration paid or otherwise distributed to its stockholders.
The Company may not increase or decrease the authorized number of shares of Class A common stock or Class B common stock without the affirmative vote of the holders of the majority of the combined voting power of the outstanding shares of Class A common stock and Class B common stock, voting together as a single class. In addition, the Company may not issue any shares of Class B common stock, other than in connection with stock dividends, stock splits and similar transactions, unless that issuance is approved by the affirmative vote of the holders of a majority of the outstanding shares of Class B common stock. There is no cumulative voting for the election of directors.
Except as otherwise expressly provided in the Company's amended and restated certificate of incorporation or as required by applicable law, shares of our Class A common stock and Class B common stock will have the same rights and privileges and rank equally, share ratably and be identical in all respects as to all matters, including, without limitation, those described below.
Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of Class A common stock and Class B common stock shall be entitled to share equally, ratably and identically, on a per share basis, with respect to any dividends that the Board may determine to issue from time to time, unless different treatment of the shares of such class is approved by the affirmative vote of the holders of the majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class. In the event a dividend is paid in the form of shares of common stock or rights to acquire shares of common stock, the holders of Class A common stock shall receive shares of Class A common stock, or rights to acquire shares of Class A common stock, as the case may be, and the holders of Class B common stock shall receive shares of Class B common stock, or rights to acquire shares of Class B common stock, as the case may be.
Upon our liquidation, dissolution or winding-up, the holders of Class A common stock and Class B common stock shall be entitled to share equally, ratably and identically in all assets remaining after the payment of any liabilities and the liquidation preferences on any outstanding preferred stock, unless different treatment of the shares of such class is approved by the affirmative vote of the holders of the majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.
Upon (i) the closing of the sale, transfer or other disposition of all or substantially all of our assets, (ii) the consummation of a merger, consolidation, business combination or other similar transaction which results in our voting securities outstanding immediately prior to the transaction (or the voting securities issued with respect to our voting securities outstanding immediately prior to the transaction) representing less than a majority of the combined voting power and outstanding capital stock of the voting securities of the Company or the surviving or acquiring entity, (iii) the recapitalization, liquidation, dissolution or other similar transaction which results in the voting securities outstanding immediately prior to the transaction representing less than a majority of the combined voting power and outstanding capital stock of the Company or the surviving entity or parent entity or (iv) an issuance by the Company, in one transaction or a series of related transactions, of voting securities representing more than 2% of the total voting power of the Company (assuming the Class A common stock and Class B common stock each have one vote per share) to any person or group of affiliated persons who prior to such issuance held less than a majority of the total voting power of the Company (assuming the Class A common stock and Class B common stock each have one vote per share) and who subsequent to the issuance would hold a majority of the total voting power, the holders of Class A common stock and Class B common stock will be treated equally and identically with respect to shares of Class A common stock or Class B common stock owned by them, unless different treatment of the shares of each class is approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.
If the Company subdivides or combines in any manner outstanding shares of Class A common stock or Class B common

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock, the outstanding shares of the other class will be subdivided or combined in the same manner, unless different treatment of the shares of each class is approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.
The Company issues stock-based awards to its employees in the form of stock options, restricted stock units and restricted stock. See Note 10 "Stock-Based Compensation".

Stock Repurchase Activity
In April 2010 and December 2010, the Board authorized the Company to repurchase shares of its capital stock held by certain holders, using a portion of the proceeds from the sale of Series F Preferred and the sale of Series G Preferred, respectively. The Company repurchased 93,328,656 shares of common stock for $503.2 million, and 580,384 shares of preferred stock for $55.0 million in 2010. Total shares repurchased from Company employees were 4,370,959. In 2011, the Company repurchased 45,090,184 shares of common stock for $353.8 million and 370,401 shares of preferred stock for $35.0 million.

Return of Common Shares
On September 22, 2011, the Company's chief operating officer resigned. As a result of the separation agreement, 400,000 shares of non-voting common stock were returned resulting in other income of approximately $4.9 million, which represents the reversal of the originally recognized stock compensation expense and is included in interest and other income (expense), net within the consolidated statements of operations for the year ended December 31, 2011.

Treasury Stock
As of December 31, 2010, there were 93,328,656 shares of treasury stock. On October 31, 2011, all shares of treasury stock were cancelled in conjunction with the recapitalization prior to the initial public offering. As of December 31, 2011, there were no shares of treasury stock.
10. STOCK-BASED COMPENSATION
Groupon, Inc. Stock Plans
In January 2008, the Company adopted the ThePoint.com 2008 Stock Option Plan, as amended (the “2008 Plan”), under which options for up to 64,618,500 shares of common stock were authorized to be issued to employees, consultants, and directors of ThePoint.com, which is now the Company. In April 2010, the Company established the Groupon, Inc. 2010 Stock Plan, as amended in April 2011 (the “2010 Plan”), under which options and restricted stock units (“RSUs”) for up to 20,000,000 shares of non-voting common stock were authorized for future issuance to employees, consultants and directors of the Company. In August 2011, the Company established the Groupon, Inc. 2011 Stock Plan (the “2011 Plan”), under which options, RSUs, and performance stock units for up to 50,000,000 shares of non-voting common stock were authorized for future issuance to employees, consultants and directors of the Company.
The 2008 Plan, 2010 Plan, and 2011 Plan (the “Plans”) are administered by the Board, who determine the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of December 31, 2011, 50,559,387 shares were available for future issuance under the Plans. Prior to January 2008, the Company issued stock options and RSUs that are governed by employment agreements, some of which are still unvested and outstanding.
The Company recognized stock-based compensation expense of $0.1 million, $7.1 million and $76.6 million during the years ended December 31, 2009, 2010 and 2011, respectively, related to stock options, restricted stock units and performance stock units issued under the Plans and employment agreements. The corresponding tax benefit provided by stock compensation was $0.1 million, less than $0.1 million, and $12.1 million for the years ended December 31, 2009, 2010 and 2011, respectively. The Company also capitalized $1.5 million of stock-based compensation in 2011. No such amounts were capitalized in prior periods.
As of December 31, 2011, a total of $112.4 million of unrecognized compensation costs related to unvested stock options and unvested restricted stock units issued are expected to be recognized over the remaining weighted-average period of two years.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan
In December 2011, the Company established an employee stock purchase plan (“ESPP”). The employee stock purchase plan allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three month offering periods. The per share purchase price is equal to 85% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee's salary, up to a maximum of $25,000 per calendar year. The Company is authorized to grant up to 10 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2011, no shares of common stock have been issued under the ESPP.
Stock Options
The exercise price of stock options granted is equal to the fair market value of the underlying stock on the date of grant. The contractual term for stock options expires ten years from the grant date. Stock options generally vest over a three or four-year period, with 25% of the awards vesting after one year and the remainder of the awards vesting on a monthly or quarterly basis thereafter. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.
The table below summarizes the stock option activity during the year ended December 31, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Outstanding at December 31, 2010	27,465,704	$1.00	9.00	$189,406
Granted(b)	158,000	$6.00
Exercised	(4,990,665)	$0.55
Forfeited	(4,752,170)	$1.21
Expired	(10,156)	$1.66
Outstanding at December 31, 2011	17,870,713	$1.12	8.06	$348,743

Exercisable at December 31, 2011	10,182,549	$1.00	8.00	$199,891

(a)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each fiscal year and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2010 and December 31, 2011, respectively.

(b)
Of the 158,000 options granted during the year ended December 31, 2011, 38,000 options were granted with an exercise price of $0.02. These options were granted as part of a settlement with a former employee and the exercise price represents the fair market value of the stock when the employee left the Company. As a result of this grant, the weighted average exercise price for the options granted during the year ended December 31, 2011 is below the actual fair market values during the period. The options immediately vested and were expensed at the grant date fair value.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of stock options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical volatilities for publicly-traded options of comparable companies over the estimated expected life of the stock options. The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method”. The Company used the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate is based on yields on U.S. Treasury STRIPS with a maturity similar to the estimated expected life of the stock options. The weighted‑average assumptions for stock options granted during the years ended December 31, 2009, 2010 and 2011 are outlined in the following table:

	2009	2010	2011
Dividend yield	—	—	—
Risk-free interest rate	2.82%	2.58%	1.79%
Expected term (in years)	6.84	6.13	4.47
Expected volatility	46%	46%	44%

Based on the above assumptions, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2009, 2010 and 2011 was $0.05, $0.73 and $6.00, respectively. The total fair value of options that vested during the years ended December 31, 2009, 2010 and 2011 was less than $0.1 million, $0.3 million and $6.4 million, respectively. Additionally, the total intrinsic value of options that were exercised during the years ended December 31, 2009, 2010 and 2011 was $0.5 million, $5.7 million and $56.9 million, respectively.
Restricted Stock Units
The restricted stock units granted under the Plans vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly or quarterly basis thereafter. Restricted stock units are generally amortized on a straight-line basis over the requisite service period, except for the restricted stock units with performance conditions, which are amortized using the accelerated method. The fair value of restricted stock units that vested during each of the years ended December 31, 2009, 2010 and 2011 was less than $0.1 million, less than $0.1 million and $12.4 million, respectively.
The table below summarizes activity regarding unvested restricted stock units under the Plans during the year ended December 31, 2011:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2010	3,576,600	$7.16
Granted	11,626,145	$13.47
Vested	(1,281,791)	$9.77
Forfeited	(1,976,110)	$11.94
Unvested at December 31, 2011	11,944,844	$12.23
The weighted-average grant date fair value of restricted stock units granted in 2010 was $7.16. No such awards were granted in 2009.
Performance Stock Units
In May 2010, the Company issued performance stock units (“PSUs”) under the terms of the agreement to acquire Mobly, Inc., a mobile technology company. The Company agreed to issue up to 1,440,000 PSUs to the previous Mobly shareholders contingent on meeting certain performance-based operational objectives over the next three years. Upon being granted, the PSUs immediately vest as common stock. Through June 30, 2011, a total of 480,000 shares were granted and 960,000 shares were still eligible to be granted in the future based on the performance criteria and discretion of the Board. The Company started recording stock compensation expense at the service inception date, which began at the date of acquisition and preceded the grant date. Due

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the subjective nature of the performance evaluation, the fair value of the PSUs was remeasured each period until the grant date, when stock compensation expense was adjusted to the grant date fair value.
In September 2011, the Company amended the agreement with the previous Mobly, Inc. owners to agree that certain performance based operational objectives were met, which accelerated the vesting of 720,000 PSUs and resulted in the issuance of the equivalent number of shares of stock. The total fair value of the PSUs as of the modification date was $13.7 million, of which $7.0 million was recorded as a result of the modification. Additionally, as part of the amended agreement, the remaining 240,000 PSUs were cancelled and replaced with 240,000 RSUs that vest over a period of two years. As a result of the modification, the Company will continue to expense the original award at its fair value on the modification date.
Acquisition-Related Stock Awards
During 2010, the Company made several acquisitions of international subsidiaries that resulted in the issuance of additional equity-based awards to employees of the acquired companies.
CityDeal Acquisition
In May 2010, the Company acquired CityDeal, which resulted in the issuance of shares of the Company's restricted stock to a trust for current CityDeal employees. The restricted stock vests quarterly generally over a period of three years and is amortized on a straight-line basis over the requisite service period.
The table below summarizes activity regarding unvested restricted stock issued as part of the CityDeal acquisition during the year ended December 31, 2011:

	Restricted Stock	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2010	4,439,210	$4.26
Granted	217,576	$7.90
Vested	(1,953,696)	$4.40
Forfeitures	(412,286)	$4.26
Unvested at December 31, 2011	2,290,804	$4.49

The fair value of restricted stock that vested during the years ended December 31, 2010 and 2011 was $8.2 million and $8.6 million, respectively.
The Company recognized stock compensation expense of $15.6 million and $6.8 million during the year ended December 31, 2010 and 2011, respectively, related to restricted stock granted as part of the CityDeal acquisition, none of which provided the Company with a tax benefit. As of December 31, 2011, a total of $4.8 million of unrecognized compensation costs related to unvested restricted stock are expected to be recognized over the remaining weighted-average period of two years.
Subsidiary Awards
The Company made several other acquisitions during the year ended December 31, 2010 in which the selling shareholders of the acquired companies were granted RSUs and stock options (“subsidiary awards”) in the Company's subsidiaries. These subsidiary awards were issued in conjunction with the acquisitions as a way to retain and incentivize key employees. They generally vest on a quarterly basis for a period of three or four years, and dilute the Company's ownership percentage of the corresponding subsidiaries as they vest over time. The fair market value of the subsidiary shares granted was determined on a contemporaneous basis. A significant portion of the subsidiary awards are classified as liabilities on the consolidated balance sheet due to the existence of put rights that allow the selling shareholders to put their stock back to the Company. The liabilities for the subsidiary shares are remeasured on a quarterly basis, with the offset to stock-based compensation expense within selling, general and administrative expenses on the consolidated statement of operations. Additionally, the Company has call rights on most of the subsidiary awards, which allow it to purchase the remaining outstanding shares based on contractual agreements. Certain subsidiary awards have been settled in 2011 through purchasing of additional interests in the Company's subsidiaries. See Note 3 “Acquisitions.”

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized stock compensation expense of $13.5 million and $10.2 million during the years ended December 31, 2010 and 2011, respectively, related to subsidiary awards, none of which provided the Company with a tax benefit. The Company also settled certain liability-based awards by paying $11.1 million in cash and issuing 628,171 shares of Groupon Class A common stock. As of December 31, 2011, a total of $10.8 million of unrecognized compensation costs related to unvested subsidiary awards are expected to be recognized over the remaining weighted-average period of two years. The amount of unrecognized compensation costs is management's best estimate based on the current fair market values of each of the subsidiaries and could change significantly based on future valuations.
Common Stock Valuations
The Company determined the fair value per share of the common stock underlying the stock-based awards through the contemporaneous application of a discounted future earnings model initially and then a discounted cash flow methodology going forward, which was approved by the Board. Stock-based awards were granted to employees in the form of stock options, restricted stock units and restricted stock. All such awards granted were exercisable at a price per share equal to the per share fair value of the Company's common stock on the date of grant. Determining the fair value of the Company's common stock required making complex and subjective judgments. The assumptions used in the valuation models were based on future expectations combined with management estimates.
The discounted future earnings method calculates the present value of future economic benefits using a discount rate based on the nature of the business, the level of overall risk and the expected stability of the estimated future economic benefits. The future economic benefits are estimated over a period of years sufficient to reach stability of the business, and management expects the Company to grow substantially for several years before revenue stabilizes. The discounted cash flow method valued the business by discounting future available cash flows to present value at an approximate rate of return. The cash flows were determined using forecasts of revenue, net income and debt-free future cash flow. The discount rate was derived using a Capital Asset Pricing Model for companies in the “expansion” stage of development. The Company also applied a lack of marketability discount to its enterprise value, which took into account that investments in private companies are less liquid than similar investments in public companies. There is inherent uncertainty in all of these estimates.
Summarized below are the significant factors the Board considered in determining the fair value of the common stock underlying the Company's stock-based awards granted to its employees through its initial public offering on November 4, 2011.
First Quarter 2011
In the first quarter of 2011, the following significant events occurred: (1) the Company raised $492.5 million in net proceeds from the issuance of Series G Preferred in January 2011; (2) the Company expanded its presence into new and expanding markets in India, Malaysia, South Africa and the Middle East through a series of acquisitions; and (3) the number of subscribers increased to approximately 83.1 million as of March 31, 2011 and the Company launched its services in 21 additional markets across North America.
Second Quarter 2011
In the second quarter of 2011, the following significant events occurred: (1) the number of subscribers increased to approximately 115.7 million as of June 30, 2011; (2) the Company acquired a technology company and established its presence in Indonesia through an acquisition; (3) the Company launched “Groupon Now!” and established partnerships with Expedia, Inc. and Live Nation Entertainment Inc.
Third Quarter 2011
In the third quarter of 2011, the following significant events occurred: (1) the number of subscribers increased to approximately 142.9 million as of September 30, 2011; (2) the Company acquired two technology companies to improve its in-house technological capabilities; and (3) the Company launched “Groupon Goods”.

11. LOSS PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The following table sets forth the computation of basic and diluted net loss per share of Class A and Class B common stock (in thousands, except share amounts and per share amounts):

	Year Ended December 31,
	2009	2010	2011
Net loss	$(1,341)	$(413,386)	$(297,762)
Dividends on preferred stock	(5,575)	(1,362)	—
Redemption of preferred stock in excess of carrying value	—	(52,893)	(34,327)
Adjustment of redeemable noncontrolling interests to redemption value	—	(12,425)	(59,740)
Less: Net loss attributable to noncontrolling interests	—	23,746	18,335
Net loss attributable to common stockholders	$(6,916)	$(456,320)	$(373,494)
Net loss per share:
Weighted-average shares outstanding for basic and diluted net loss per share(1)	337,208,284	342,698,772	362,261,324
Basic and diluted net loss per share	$(0.02)	$(1.33)	$(1.03)

___________________________________________

(1)
Stock options, restricted stock units, performance stock units and convertible preferred shares are not included in the calculation of diluted net loss per share for the years ended December 31, 2009, 2010 and 2011 because the Company had a net loss for each year. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share.

The following outstanding equity awards are not included in the diluted net loss per share calculation above because they would have had an antidilutive effect:

	Year Ended December 31,
Antidilutive equity awards	2009	2010	2011
Stock options	13,997,004	27,465,704	17,870,713
Restricted stock units	165,000	3,576,600	11,944,844
Restricted stock	—	—	86,758
Convertible preferred shares	133,995,984	234,443,344	—
Performance stock units	—	1,200,000	—
Total	148,157,988	266,685,648	29,902,315

12. FAIR VALUE MEASUREMENTS
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
Level 1-Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2-Include other inputs that are directly or indirectly observable in the marketplace.
Level 3-Unobservable inputs that are supported by little or no market activities. Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable, such as pricing models, discounted cash flow models and similar techniques not based on market, exchange, dealer or broker-traded transactions.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company's instruments measured at fair value and their classification in the valuation

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hierarchy are summarized below:
Cash equivalents-Cash equivalents primarily consisted of AAA-rated money market funds with over night liquidity and no stated maturities. The Company classified cash equivalents as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets.
Contingent consideration- As of the year ended December 31, 2011, the Company had obligations to transfer $11.2 million in contingent payment considerations and $2.0 million in contingent stock issuances to the former owners of certain acquirees as part of the exchange for control of these acquirees, if specified future operational objectives and financial results are met over the next three years. The Company determined the acquisition-date fair value of these contingent liabilities, based on the likelihood of contingent earn-out payments and stock issuances, as part of the consideration transferred. The earn-out payments and value of stock issuances were subsequently remeasured to the fair value of the consideration. For contingent consideration to be settled in cash, the Company used two approaches to value the liabilities. The first is an income approach that is primarily determined based on the present value of future cash flows using internal models. The second is an option pricing methodology within a Black-Scholes framework. For contingent consideration to be settled in a variable number of shares of common stock, the Company used the most recent Groupon stock price as reported on the NASDAQ to determine the fair value of the shares as of year end. The Company classified the financial liabilities to be settled in a variable number of shares of common stock as Level 2 as the fair market value of the shares is an observable input that is directly observable in the marketplace. The Company classified the financial liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. Changes in assumptions described above could have an impact on the payout of contingent consideration with a maximum payout being $23.6 million.
The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$23,028	$23,028	$—	$—

		Fair Value Measurement at Reporting Date Using
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$750,004	$750,004	$—	$—

Liabilities:
Contingent consideration	$13,218	$—	$1,988	$11,230

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the year ended December 31, 2011 (in thousands):

Fair Value
Balance as of December 31, 2010	$—
Issuance of contingent consideration in connection with acquisitions	17,755
Change in fair value	(4,537)
Reclass to Level 2	$(1,988)
Balance as of December 31, 2011	$11,230

For the year ended December 31, 2011, the Company recorded an adjustment to the original contingent consideration obligations recorded upon the acquisitions. The adjustments were the result of using revised forecasts based on new information that did not exist at the time of the acquisition and updated fair value measurements that adjusted the Company's potential earnout payments in future years related to the purchase of these businesses. For the year ended December 31, 2011 the Company recognized a net benefit of $4.5 million in acquisition related expenses in the statement of operations due to the change in fair value measurements using a Level 3 valuation technique. As of December 31, 2011, $4.2 million of contingent consideration is fixed as the certain operational objectives and financial result criteria were met in 2011, and were paid in March 2012.
There was a change in the Company's method to value the common shares issued as contingent consideration to be settled in a variable number of shares in the fourth quarter of 2011. As Groupon is now a public company, the actual stock price was used to value the liability versus private market data resulting in a reclassification to Level 2. In addition, the Company changed the method for valuing one of its contingent liabilities to be settled in cash in the fourth quarter of 2011. The Company used an option model to value the liabilities versus an income approach that was used in the first three quarters of 2011. There were no other changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis during 2010 and 2011.
The Company's other financial instruments consist primarily of accounts receivable, accounts payable, accrued merchant payable, accrued expenses and loans from related parties. The carrying value of these assets and liabilities approximate their respective fair values as of December 31, 2010 and 2011, due to their short term nature. At December 31, 2010 and 2011, no material fair value adjustments were required for non-financial assets and liabilities.
13. INCOME TAXES
The components of pretax loss for the years ended December 31, 2009, 2010 and 2011 were as follows (in thousands):

	2009	2010	2011
United States	$(1,093)	$(222,594)	$(42,775)
International	—	(197,466)	(211,290)
Loss before provision for income taxes	$(1,093)	$(420,060)	$(254,065)

The provision (benefit) for income taxes for the year ended December 31, 2009, 2010 and 2011 consisted of the following components (in thousands):

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2009	2010	2011
Current taxes:
U.S. federal	$226	$—	$16,430
State	22	57	604
International	—	618	(5,540)
Total current taxes	$248	$675	$11,494
Deferred taxes:
U.S. federal	$—	$—	$(2,075)
State	—	—	—
International	—	(7,349)	34,278
Total deferred taxes	—	(7,349)	32,203
Provision (benefit) for income taxes	$248	$(6,674)	$43,697
The items accounting for differences between income tax (provision) benefit computed at the federal statutory rate and the provision for income taxes for the years ended December 31 2009, 2010 and 2011 were as follows:

	2009	2010	2011
U.S. federal income tax rate	34.0%	35.0%	35.0%
Impact of foreign differential	—	(1.7)	(3.6)
State income taxes, net of federal benefits	2.4	0.6	0.3
Valuation allowance	(57.5)	(12.0)	(36.2)
Effect of foreign and state change on deferred items	(0.9)	(0.1)	(2.3)
Non-deductible expenses - stock compensation expense	—	—	(4.8)
Non-deductible expenses - book loss on investment	—	—	(3.6)
Amortization of taxes on intercompany sales	—	—	(2.9)
Non-deductible expenses	—	(18.0)	—
Change in tax status	—	(2.5)	—
Other	(0.7)	0.3	0.9
	(22.7)%	1.6%	(17.2)%

Supplemental Disclosure for Tax Impact of Noncontrolling Interest
The following summarizes the effect of noncontrolling interests on the effective tax rate as of the years ended December 31, 2009, 2010 and 2011:

	2009	2010	2011
Less: tax attributable to noncontrolling interest	—%	—%	(0.8)%
Effective tax rate with noncontrolling interest	(22.7)%	1.6%	(18)%
The deferred income tax assets and liabilities consisted of the following components as of December 31 (in thousands):

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2010	2011
Deferred tax assets:
Reserves and allowances	$5,691	$77,910
Foreign exchange loss	226	437
Deferred rent	349	3,705
Net operating loss and tax credit carryforwards	74,283	143,204
Stock‑based compensation	2,138	15,489
Other	—	333
Total deferred tax assets	82,687	241,078
Less valuation allowance	(55,956)	(128,215)
Deferred tax assets, net of valuation allowance	26,731	112,863
Deferred tax liabilities:
Unearned revenue for tax	(17,525)	(116,287)
Intangible assets	(11,249)	(7,715)
Prepaid and Other Expense	—	(1,520)
Fixed assets	(1,227)	(6,263)
Net deferred tax liability	$(3,270)	$(18,922)

The deferred tax amounts have been classified on the consolidated balance sheets as of December 31 as follows (in thousands):

	2010	2011
Assets:
Deferred income taxes, current	$—	$19,243
Deferred income taxes, non-current	14,544	46,104
Liabilities:
Deferred income taxes, current	(17,210)	(76,841)
Deferred income taxes, non-current	(604)	(7,428)
Total	$(3,270)	$(18,922)

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various taxing jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its net deferred tax assets, the Company considers several factors including cumulative earnings by jurisdiction, expected future taxable income by jurisdiction, the carryforward periods available for tax reporting purposes, the ability to carryback losses, available tax strategies and other factors. At December 31, 2010 and 2011, the Company recorded a valuation allowance of $56.0 and $128.2 million, respectively, against its domestic and foreign net deferred tax assets, as it believes it is more likely than not that these benefits will not be realized.

The Company had $6.3 million and $12.0 million of federal and state net operating loss carryforwards, at December 31, 2010 and 2011, respectively, which will begin expiring in 2016. In addition, at December 31, 2010 and 2011, the Company had $0.3 million and $0.3 million of federal tax credit carryforwards, respectively, which will expire beginning in 2021. At December 31, 2010 and 2011, the Company had $223.1 million and $497.9 million of foreign net operating loss carryforwards, a significant portion of which carryforward for an indefinite period.

The Company is subject to taxation in the United States, various state and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. The Company's practice for accounting for uncertainty in income taxes is to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is currently under IRS audit for the 2009 and 2010 tax years. All of the Company's tax years are currently open to examination by state and foreign tax authorities.

From December 31, 2009 through December 31, 2010, the Company did not have any material unrecognized tax benefits recorded on its balance sheets. The following table summarizes activity related to the Company's gross unrecognized tax benefits from January 1, 2011 to December 31, 2011 (in thousands):

2011
Balance as of December 31, 2010	$—
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	55,127
Decreases based on settlements with taxing authorities	—
Decreases due to lapse of statute limitations	—
Balance as of December 31, 2011	$55,127

The Company's total unrecognized tax benefits that, if recognized within the next twelve months, would affect our effective tax rate are $3.2 million. No significant increases or decrease in unrecognized tax benefits are expected to occur by December 31, 2012.

The Company's practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company did not recognize any interest or penalties in its consolidated statement of operations for the years ended December 31, 2009, 2010 and 2011.

At December 31, 2011, no provision has been made for U.S. income taxes and foreign withholding taxes related to the undistributed earnings of the Company's foreign subsidiaries of approximately $221.6 million, as the Company currently does not expect to remit those earnings in the foreseeable future. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized U.S. deferred tax liability related to the undistributed earnings of the Company's foreign subsidiaries is not practical due to the complexities associated with the calculation.

14. SEGMENT INFORMATION
The Company has organized its operations into two principal segments: North America, which represents the United States and Canada; and International, which represents the rest of the Company's global operations. Segment operating results reflect earnings before stock-based compensation, acquisition-related expenses, interest and other income (expense), net, and provision (benefit) for income taxes. Segment information reported below represents the operating segments of the Company for which separate information is available and for which segment results are evaluated regularly by the Company's chief operating decision-maker (i.e., chief executive officer) in assessing performance and allocating resources.
Revenues for each segment are based on the geographic market that sells the Groupons. Revenue and profit or loss information by reportable segment reconciled to consolidated net loss for the years ended 2009, 2010 and 2011 were as follows (in thousands):

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2009	2010	2011
North America
Revenue(1)	$14,540	$200,412	$634,980
Segment operating expenses(2)	15,502	210,849	630,184
Segment operating (loss) income	(962)	(10,437)	4,796
International
Revenue	$—	$112,529	$975,450
Segment operating expenses(2)	—	283,085	1,124,579
Segment operating loss	—	(170,556)	(149,129)
Consolidated
Revenue	$14,540	$312,941	$1,610,430
Segment operating expenses(2)	15,502	493,934	1,754,763
Segment operating loss	(962)	(180,993)	(144,333)
Stock-based compensation	115	36,168	93,590
Acquisition-related	—	203,183	(4,537)
Interest and other expense (income), net	16	(284)	(5,973)
Equity-method investment activity, net	—	—	26,652
Loss before income taxes	(1,093)	(420,060)	(254,065)
Provision (benefit) for income taxes	248	(6,674)	43,697
Net loss	$(1,341)	$(413,386)	$(297,762)

___________________________________________

(1)	North America contains revenue from the United States of $14.5 million, $190.5 million and $586.7 million for the years ended December 31, 2009, 2010 and 2011, respectively.

(2)	Represents operating expenses, excluding stock-based compensation, acquisition-related expense and interest and other income (expense), net, which are not allocated to segments.

No single customer or individual foreign country accounted for more than 10% of revenue during the last three years.

The following summarizes the Company's total assets as of December 31(in thousands):

	2010	2011
North America	$104,606	$1,076,099
International	276,964	698,377
Consolidated total	$381,570	$1,774,476

(1)	North America contains assets from the United States of $101.2 million and $1,061 million at December 31, 2010 and December 31, 2011.

The following summarizes the Company's property plant and equipment as of December 31(in thousands):

	2010	2011
North America(1)	$9,880	$26,585
International	6,610	25,215
Consolidated total	$16,490	$51,800

___________________________________________

(1)	All property and equipment included in North America are located in the United States.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no individual countries located outside of the United States that represented more than 10% of consolidated property and equipment, net.
The following summarizes the Company's investments in equity interests, net as of December 31(in thousands):

2011
North America(1)	$1,209
International(2)	49,395
Consolidated total	$50,604

(1)	All investments in equity interests included in North America are located in the United States.

(2)	All investments in equity interests included in International are held by an entity in the Netherlands.
The following summarizes the Company's capital expenditures for the years ended December 31(in thousands):

	2009	2010	2011
North America	$290	$10,898	$19,452
International	—	3,783	24,359
Consolidated total	$290	$14,681	$43,811

15. RELATED PARTIES
Non-voting Common Stock Issuance
In February 2011, the Board authorized the issuance and sale, by way of a private placement, of 2,181,660 shares of non-voting common stock for $17.2 million in gross proceeds. Included in the stock issuance of non-voting common stock were a total of 1,899,336 shares sold to Howard Schultz and to several partnerships of Maveron LLC, a venture capital firm co-founded by Mr. Schultz, for an aggregate purchase price of $15.0 million. Mr. Schultz is a member of the Board.
CityDeal Loan Agreement
In connection with the CityDeal acquisition, the Company and the former CityDeal shareholders (including Oliver Samwer, Marc Samwer and Alexander Samwer) entered into a loan agreement, as amended, to provide CityDeal with an aggregate $25.0 million term loan facility (the “facility”). Both the Company and the former CityDeal shareholders each were obligated to make available $12.5 million under the terms of the facility, both of which were fully disbursed to CityDeal during the year ended December 31, 2010. The outstanding balance accrued interest at a rate of 5% per year and was payable upon termination of the facility, which was the earlier of any prepayments or December 2012. The outstanding balance payable to the former CityDeal shareholders at December 31, 2010 of $13.0 million, along with corresponding accrued interest of $0.1 million, is included in “Due to related parties” on the consolidated balance sheet. The amount due to the former CityDeal shareholders exceeds the amount of the facility in US dollars as a result of changes in foreign currency exchange rates throughout the year ended December 31, 2010. In March 2011, CityDeal repaid all amounts outstanding to the former CityDeal shareholders, including all accrued interest. There were no outstanding commitments remaining on the loan agreement with the former CityDeal shareholders at December 31, 2011 and CityDeal may not reborrow any part of the facility which was repaid.
Technology and Other Services
During 2011, the Company has entered into agreements with various companies in which Oliver Samwer, Marc Samwer and Alexander Samwer (the “Samwers”) have direct or indirect ownership interests, including Rocket Internet GmbH, as well as other companies in which certain subsidiary founders have direct interests, to provide information technology, marketing and other services to the Company. The Company recognized $1.4 million of expense for services rendered by companies owned by the Samwers and these other companies, for the year ended December 31, 2011, which was classified as selling, general and administrative expenses in the consolidated statement of operations.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merchant Contracts
The Company entered into several agreements with merchant companies in which the Samwers have direct or indirect ownership interests, and, in some cases, are also directors of these companies, pursuant to which the Company conducts its business by offering goods and services at a discount with these merchants. The Company recognized $1.1 million and $2.4 million of expense under the merchant agreements for the years ended December 31, 2010 and 2011, respectively, which was recorded as an offset to revenue in the consolidated statement of operations. The Company had no amounts due to the Samwers as of December 31, 2010. The Company had $1.3 million due to these companies as of December 31, 2011, which was classified in ‘‘Accrued merchant payables’’ on the consolidated balance sheet.
Consulting Agreements
In May 2010, the Company entered into consulting agreements with the Samwers, which were amended in November 2010 and October 2011, pursuant to which they advise CityDeal, the Company's European subsidiary, with respect to its goals and spend at least fifty‑percent of their work hours consulting for CityDeal. The Company reimburses the Samwers for travel and other expenses incurred in connection with their service to the Company. They do not receive any additional compensation from the Company in connection with their consulting roles. The terms of Marc and Oliver's consulting agreements expire in October 2013 and October 2012, respectively.
Legal Services
The Company has engaged the law firm of Lefkofsky & Gorosh, P.C. (“L&G”), whose founder (Steven P. Lefkofsky) is the brother of the Company's co-founder and Executive Chairman of the Board, to provide certain legal services to the Company.
Sublease Agreements
The Company has entered into agreements with various companies in which certain of the Company's current and former Board members have direct or indirect ownership interests and, in some cases, who are also directors of these companies, pursuant to which the Company subleased a portion of office space in Chicago from these companies.
Marketing Services
During 2011, the Company transacted with InnerWorkings, Inc. (“InnerWorkings”), a company co-founded by the Company's co-founder and Executive Chairman of the Board, for promotional services. Amounts paid in advance to the InnerWorkings for services which had not yet been expensed totaled $1.3 million, which was recorded in “Prepaid expenses and other current assets” on the consolidated balance sheet.
E-Commerce King Limited Joint Venture
In January 2011, Groupon B.V. entered into a joint venture along with Rocket Asia GmbH & Co.  KG (“Rocket Asia”), an entity controlled by the Samwers. On July 31, 2011, the Company entered into an agreement to purchase additional interests in E-Commerce for a purchase price of $45.2 million from Rocket Asia consisting of 2,908,856 shares of non-voting common stock. The investment increased the Company's ownership from 40.0% to 49.0%. See Note 6 “Investments in Equity Interests.”

16. SUBSEQUENT EVENTS
Acquisitions

In the first two months of 2012, the Company acquired six companies for an aggregate purchase price of $28.4 million, of which $27.1 million was cash. The companies acquired represent technology start-up companies, each specializing in unique aspects of technology development. The primary reasons for these acquisitions were to acquire talent related to technology development, including information database development and maintenance, search engine development, location-based technologies, merchant products and support and transactional marketing.

The acquisitions will be accounted for using the purchase method of accounting and the operations of these acquired

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

companies will be included in the consolidated financial statements from their respective dates of the acquisition. The financial effect of these acquisitions, individually and in the aggregate, was not material to the Company’s consolidated financial statements. Pro-forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company’s consolidated results of operations as they were start-up businesses.

Additional Purchase of Majority-Owned Subsidiary

In February 2012, the Company acquired additional interests of two majority-owned subsidiary for an aggregate purchase price of $9.5 million, including $8.7 million in cash and $0.8 million of Class A common stock. Of these amounts, $1.3 million of cash and $0.3 million of Class A common stock will be paid over a two year period.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY RESULTS (UNAUDITED)

The following table represents data from our unaudited statements of operations and our key operating metrics for our most recent eight quarters. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to fairly state the information for periods presented. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31
	2010	2010	2010	2010	2011	2011	2011	2011
	(unaudited)
	(dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$20,272	$38,666	$81,779	$172,224	$295,523	$392,582	$430,161	$492,164
Income (loss) income from operations	$8,571	$(36,819)	$(55,967)	$(336,129)	$(117,148)	$(101,027)	$(239)	$(14,972)
Net income (loss) attributable to Groupon, Inc.	$8,551	$(35,929)	$(49,032)	$(313,230)	$(102,668)	$(101,240)	$(10,573)	$(64,946)
Net income (loss) per share
Basic	$0.02	$(0.11)	$(0.14)	$(1.08)	$(0.48)	$(0.35)	$(0.18)	$(0.12)
Diluted	$0.01	$(0.11)	$(0.14)	$(1.08)	$(0.48)	$(0.35)	$(0.18)	$(0.12)
Weighted average number of shares outstanding
Basic	345,933,658	330,346,145	342,867,899	351,494,664	307,849,412	303,414,676	307,605,060	528,421,712
Diluted	491,925,142	330,346,145	342,867,899	351,494,664	307,849,412	303,414,676	307,605,060	528,421,712

ITEM 9: CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of December 31, 2011 that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

In connection with the preparation of our financial statements for the year ended December 31, 2011, we concluded there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weakness, which relates to our financial statement close process, were:

•
We did not maintain financial close process and procedures that were adequately designed, documented and executed to support the accurate and timely reporting of our financial results. As a result, we made a number of manual post-close adjustments necessary in order to prepare the financial statements included in this Form 10-K.

•
We did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support, and that account reconciliations were properly performed, reviewed and approved. While these activities should be performed in the ordinary course of our preparing our financial statements, we instead needed to undertake significant efforts to complete reconciliations and investigate items identified in those reconciliations during the course of our financial statement audit.

•
We did not have adequate policies and procedures in place to ensure the timely, effective review of estimates, assumptions and related reconciliations and analyses, including those related to customer refund reserves. As noted previously, our original estimate disclosed on February 8 of the reserve for customer refunds proved to be inadequate after we performed additional analysis.

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance personnel.

In addition to these efforts, we are in the process of documenting and testing our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2012, as required following our initial public offering in 2011. We have expended significant internal and external resources in this effort. In particular, we have been working with another global accounting in preparation for reporting on the effectiveness of our internal controls, and we have expanded the auditing firm's engagement scope to address the underlying cause of the material weakness. However, we can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2012, or that our registered public accounting firm will be able to attest that such internal controls are effective.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management's Report on Internal Control Over Financial Reporting for 2011

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors of the Company is incorporated by reference from the information under the captions “Election of Directors” and “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders. Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions “Board of Directors and Its Committees” and “Audit Committee Report” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders. Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K. Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.
Code of Ethics
We have adopted a Code of Conduct, which is applicable to our chief executive officer, chief financial officer and other principal executive and senior financial officers. Information about the Code of Conduct is incorporated by reference from the information under the caption "Corporate Governance Policies and Practices" in the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for our 2012 Annual Meeting of Stockholders.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the captions “Ownership of GRPN Stock” and “Equity Compensation Plan Information” in our Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDEDNCE

Incorporated by reference from the information under the captions “Corporate Governance Policies and Practices” and "Director Independence" in our Proxy Statement for our 2012 Annual Meeting of Stockholders.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15: FINANCIAL STATEMENT SCHEDULES

(1) We have filed the following documents as part of the Annual Report on Form 10-K

 (2) Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense	Acquisitions and Other	Balance at End of Year
	(in thousands)
TAX VALUATION ALLOWANCE:
Year ended December 31, 2009	$896	$682	$—	$1,528
Year ended December 31, 2010	1,528	50,474	3,954	55,956
Year ended December 31, 2011	55,956	92,023	(19,764)	128,215
All other schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

(3) Exhibits (i)  See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2012.

GROUPON, INC.
By:	/s/ ANDREW D. MASON
	Name:	Andrew D. Mason
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Andrew D. Mason and Jason E. Child, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubsitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2012.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2012.

Signature	Title

/s/ Andrew D. Mason	President, Chief Executive Officer and Director (Principal Executive Officer)
Andrew D. Mason
/s/ Jason E. Child	Chief Financial Officer (Principal Financial Officer)
Jason E. Child
/s/ Joseph M. Del Preto	Chief Accounting Officer (Principal Accounting Officer)
Joseph M. Del Preto
/s/ Peter J. Barris	Director
Peter J. Barris
/s/ Kevin J. Efrusy	Director
Kevin J. Efrusy
/s/ Mellody Hobson	Director
Mellody Hobson
/s/ Bradley A. Keywell	Director
Bradley A. Keywell
/s/ Eric P. Lefkofsky	Director
Eric P. Lefkofsky
/s/ Theodore J. Leonsis	Director
Theodore J. Leonsis
/s/ Howard Schultz	Director
Howard Schultz

Exhibit Number	Description
3.1*	Sixth Amended and Restated Certificate of Incorporation.
3.3*	Amended and Restated By-Laws.
4.1*	Specimen Class A common stock certificate of the Registrant.
4.2*	Third Amended and Restated Investors Rights Agreement, dated as of December 10, 2010, between Groupon, Inc. and certain investors named therein.
10.1*	2008 Stock Option Plan.**
10.2*	Form of Notice of Grant of Stock Option under 2008 Stock Option Plan.**
10.3*	2010 Stock Plan.**
10.4*	Form of Notice of Grant of Stock Option under 2010 Stock Plan.**
10.5*	Form of Notice of Restricted Stock Unit Award under 2010 Stock Plan.**
10.6*	Employment Agreement, dated as of November 1, 2009, by and between Groupon, Inc. and Andrew D. Mason.**
10.7*	Amendment to Employment Agreement, dated as of December 15, 2010, by and between Groupon, Inc. and Andrew D. Mason.**
10.8*	Amended and Restated Employment Agreement, dated as of April 29, 2011, by and between Groupon, Inc. and Jason Child.**
10.9*	Employment Agreement, dated as of March 15, 2010, by and between Groupon, Inc. and Rob Solomon.**
10.10*	Amendment to Employment Agreement, dated as of December 15, 2010, by and between Groupon, Inc. and Rob Solomon.**
10.11*	Employment Agreement, dated as of November 30, 2010, by and between Groupon, Inc., Groupon Ludic, Inc. and Brian Totty.**
10.12*	Consulting Contract, dated May 12, 2010, between CityDeal Europe GmbH and Oliver Samwer.**
10.13*

Share Exchange and Transfer Agreement, dated as of May 15, 2010, by and among CD-Inv Holding UG, CD-Rocket Holding UG, CityDeal Management UG, CityDeal Europe GmbH, Groupon Germany GbR and Groupon,  Inc.

10.14*	Earn-out Agreement, dated as of May 15, 2010, by and among CD-Inv Holding UG, CD-Rocket Holding UG, CityDeal Management UG, CityDeal Europe GmbH, Groupon Germany GbR and Groupon, Inc.

Exhibit Number	Description
10.15*

First Amendment to Earn-Out Agreement, dated as of September 14, 2010, by and among CD-Inv Holding UG, CD-Rocket Holding UG, CityDeal Management UG, CityDeal Europe GmbH, Groupon Germany GbR and Groupon,  Inc.

10.16*

Second Amendment to Earn-Out Agreement, dated as of November 30, 2010, by and among CD-Inv Holding UG, CD-Rocket Holding UG, CityDeal Management UG, CityDeal Europe GmbH, Groupon Germany GbR and Groupon, Inc.

10.17*	Agreement of Lease, dated as of October 14, 2010, by and between 600 West Chicago Associates LLC and Groupon, Inc.
10.18*	Sublease, dated as of June 2010, by and between Lightbank LLC and Groupon, Inc.
10.19*	Office Sublease Agreement, dated as of June 23, 2009, by and between InnerWorkings, Inc. and The Point.
10.20*	Agreement of Lease, dated as of December 7, 2010, by and between 600 West Chicago Associates LLC and Groupon, Inc.
10.21*	Agreement and Plan of Merger, dated as of May 6, 2010, by and among Groupon, Inc., Groupon Mobly, Inc., Goodrec, Inc. and the Stockholders' Representative named therein.
10.22*	Agreement and Plan of Merger, dated as of November 30, 2010, by and among Groupon, Inc., Groupon Ludic, Inc., Ludic Labs, Inc. and the Stockholders' Representative named therein.
10.23*	Separation Agreement and General Release, dated as of April 6, 2011, by and between Groupon, Inc. and Ken Pelletier.**
10.24*	Transition Services and Separation Agreement and Mutual General Release, dated as of April 5, 2011, by and between Groupon, Inc. and Rob Solomon.**
10.25*	Employment Agreement, dated as of April 15, 2011, by and between Groupon, Inc. and Margaret H. Georgiadis.**
10.26*	Letter Agreement, dated as of August 11, 2010, by and between Qpod.inc, IVP Fund A, L.P., IVP Fund B, L.P. and Groupon B.V. and Groupon, Inc.
10.27*	Form of Indemnification Agreement**
10.28*	2011 Incentive Plan**
10.29*	Amendment to Transition Services and Separation Agreement and Mutual General Release, dated as of July 25, 2011, by and between Groupon, Inc. and Robert S. Solomon.**
10.30*	Consulting Contract, dated May 12, 2010, between CityDeal Europe GmbH and Marc Samwer, as amended.**
10.31*	Confidential Separation Agreement and General Mutual Release, dated as of October 17, 2011, by and between Mary Margaret H. "Margo" Georgiadis and Groupon, Inc.**
10.32*
Amendment No. 1 to Agreement and Plan of Merger, dated as of September 22, 2011, by and between Groupon, Inc. and Mihir Shah, as the stockholders' represent on behalf of the stockholders named therein.

21.1	Subsidiaries of Groupon, Inc.
23.1	Consent of Ernst & Young LLP for Groupon, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data file
___________________________________________

*    Incorporated by reference to the Company's registration statement on Form S-1 (registration number 333-174661)

**    Management contract or compensatory plan or arrangement.