Form 10-Q
period 2012-03-31
Groupon, Inc.
filed 2012-05-15
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

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
Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                     Accelerated filer     ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2012
Class A Common Stock Class B Common Stock	643,398,438 Shares 2,399,976 shares

______________________________________________________

FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K and Part II, Item I.A of this Quarterly Report on Form 10-Q, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.     FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2011	March 31, 2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,122,935	$1,160,989
Accounts receivable, net	108,747	122,644
Prepaid expenses and other current assets	91,645	101,275
Total current assets	1,323,327	1,384,908
Property and equipment, net of accumulated depreciation of $14,627 and $21,167, respectively	51,800	59,713
Goodwill	166,903	185,336
Intangible assets, net	45,667	56,836
Investments in equity interests	50,604	48,477
Deferred income taxes, non-current	46,104	47,656
Other non-current assets	90,071	87,937
Total Assets	$1,774,476	$1,870,863
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$40,918	$40,374
Accrued merchant payable	520,723	576,480
Accrued expenses	212,007	233,778
Due to related parties	246	246
Deferred income taxes, current	76,841	77,868
Other current liabilities	144,427	137,631
Total current liabilities	995,162	1,066,377
Deferred income taxes, non-current	7,428	12,466
Other non-current liabilities	70,766	75,189
Total Liabilities	1,073,356	1,154,032
Commitments and contingencies (see Note 7)
Redeemable noncontrolling interests	1,653	7,211
Groupon, Inc. Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 641,745,225 shares issued and outstanding at December 31, 2011; 2,000,000,000 shares authorized, 642,851,431 shares issued and outstanding at March 31, 2012	64	65
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at December 31, 2011; 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at March 31, 2012	—	—
Common stock, par value $0.0001 per share, 2,010,000 shares authorized, and no shares issued and outstanding as of December 31, 2011and March 31, 2012	—	—
Additional paid-in capital	1,388,253	1,401,581
Accumulated deficit	(698,704)	(703,177)
Accumulated other comprehensive income	12,928	14,194
Total Groupon, Inc. Stockholders' Equity	702,541	712,663
Noncontrolling interests	(3,074)	(3,043)
Total Equity	699,467	709,620
Total Liabilities and Equity	$1,774,476	$1,870,863

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2012
	(Restated)
Revenue (gross billings of $668,174 and $1,354,800, respectively)	$295,523	$559,283
Costs and expenses:
Cost of revenue	39,765	119,498
Marketing	230,085	116,615
Selling, general and administrative	142,821	283,583
Acquisition-related	—	(52)
Total operating expenses	412,671	519,644
(Loss) income from operations	(117,148)	39,639
Interest and other income (expense), net	1,060	(3,539)
Equity-method investment activity, net of tax	(882)	(5,128)
(Loss) income before provision for income taxes	(116,970)	30,972
Provision (benefit) for income taxes	(3,079)	34,565
Net loss	(113,891)	(3,593)
Less: Net loss (income) attributable to noncontrolling interests	11,223	(880)
Net loss attributable to Groupon, Inc.	(102,668)	(4,473)
Redemption of preferred stock in excess of carrying value	(34,327)	—
Adjustment of redeemable noncontrolling interests to redemption value	(9,485)	(7,222)
Net loss attributable to common stockholders	$(146,480)	$(11,695)

Net loss per share
Basic	$(0.48)	$(0.02)
Diluted	$(0.48)	$(0.02)

Weighted average number of shares outstanding
Basic	307,849,412	644,097,375
Diluted	307,849,412	644,097,375

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2012
Net loss	$(113,891)	$(3,593)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,033	1,266
Other comprehensive income	3,033	1,266
Comprehensive loss	(110,858)	(2,327)
Comprehensive loss (income) attributable to the noncontrolling interest	11,223	(880)
Comprehensive loss attributable to Groupon, Inc.	$(99,635)	$(3,207)

See Notes to unaudited Condensed Consolidated Financial Statements

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2011	2012
Operating activities
Net loss	$(113,891)	$(3,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,598	11,716
Stock-based compensation	18,864	28,003
Deferred income taxes	(3,384)	(876)
Excess tax benefit on stock based compensation	—	(2,881)
Losses in equity interests	882	5,128
Acquisition-related	—	52
Change in assets and liabilities, net of acquisitions:
Restricted cash	—	(1,357)
Accounts receivable	(16,049)	(11,878)
Prepaid expenses and other current assets	(8,288)	(4,121)
Accounts payable	(22,465)	(1,821)
Accrued merchant payable	121,173	46,000
Accrued expenses and other current liabilities	36,248	13,420
Due to related parties	1,157	196
Other	(3,905)	5,726
Net cash provided by operating activities	17,940	83,714
Investing activities
Purchases of property and equipment	(10,962)	(13,083)
Acquisitions of businesses, net of acquired cash	(2,818)	(23,004)
Purchases of intangible assets	(214)	(10)
Purchases of investments in subsidiaries	(25,000)	(7,347)
Purchases of equity investments	(5,300)	(3,000)
Net cash used in investing activities	(44,294)	(46,444)
Financing activities
Proceeds from issuance of stock, net of issuance costs	509,692	—
Excess tax benefit on stock based compensation	—	2,881
Tax withholdings related to net share settlements of restricted stock units	—	(6,632)
Payments of contingent acquisition liability	—	(4,250)
Repayments of loans to related parties	(14,358)	—
Repurchase of common stock	(348,550)	—
Proceeds from exercise of stock options	325	378
Partnership distribution	—	(652)
Redemption of preferred stock	(35,003)	—
Net cash provided by (used in) financing activities	112,106	(8,275)
Effect of exchange rate changes on cash and cash equivalents	4,103	9,059
Net increase in cash and cash equivalents	89,855	38,054
Cash and cash equivalents, beginning of the period	118,833	1,122,935
Cash and cash equivalents, end of the period	$208,688	$1,160,989
Supplemental disclosure of cash flow information
Non-cash investing activity
Contingent consideration given in connection with acquisitions	$15,920	$421

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Groupon Inc. Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2011	644,145,201	$64	$1,388,253	$(698,704)	$12,928	$702,541	$(3,074)	$699,467
Net loss	—	—	—	(4,473)	—	(4,473)	31	(4,442)
Foreign currency translation	—	—	—	—	1,266	1,266	—	1,266
Adjustment of redeemable noncontrolling interests to redemption value	—	—	(4,776)	—	—	(4,776)	—	(4,776)
Restricted stock issued in connection with business combinations	138,814	—	—	—	—	—	—	—
Tax withholding related to net share settlements of restricted stock units	—	—	(6,895)	—	—	(6,895)	—	(6,895)
Exercise of stock options	222,252	1	377	—	—	378	—	378
Vesting of restricted stock units	698,079	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	24,187	—	—	24,187	—	24,187
Purchase of additional shares in majority-owned subsidiary	47,061	—	(2,446)	—	—	(2,446)	—	(2,446)
Tax benefits from stock-based compensation	—	—	2,881	—	—	2,881	—	2,881
Balance at March 31, 2012	645,251,407	$65	$1,401,581	$(703,177)	$14,194	$712,663	$(3,043)	$709,620

See Notes to unaudited Condensed Consolidated Financial Statements

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. FINANCIAL STATEMENT INFORMATION
Company Information
Groupon, Inc. ("the Company") together with the subsidiaries through which it conducts business (the "Company"), is a local commerce marketplace (www.groupon.com) that connects merchant partners to consumers by offering goods and services at a discount. The Company has organized its operations into two principal segments: North America and International. See Note 12 "Segment Information."
Unaudited Interim Financial Information
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company's condensed consolidated balance sheets, statement of operations, comprehensive loss, cash flows and equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the Company's 2011 Annual Report on Form 10-K.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's condensed consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenues and expenses of all wholly‑owned subsidiaries and majority‑owned subsidiaries over which the Company exercises control and variable interest entities for which the Company has determined it is the primary beneficiary. Outside stockholders' interests in subsidiaries are shown in the condensed consolidated financial statements as “Noncontrolling interests" and "Reedemable noncontrolling interests". Investments in entities in which the Company does not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses, and the related disclosures of contingent liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are utilized for, but not limited to, stock‑based compensation, income taxes, valuation of acquired goodwill and intangible assets, customer refunds, contingent liabilities and the depreciable lives of fixed assets. Actual results could differ materially from those estimates.
Significant Accounting Policies
Revenue recognition
The Company recognizes revenue from services rendered or product sales when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured.

For services rendered, these criteria are met when the number of customers who purchase the daily deal exceeds the predetermined threshold (where applicable), the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as an agent, are substantially complete. The Company's remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on the Company's website the listing of Groupons sold previously

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

provided to the merchant, are inconsequential or perfunctory. The Company records as revenue the net amount it retains from the sale of Groupons after paying an agreed upon percentage of the purchase price to the featured merchant, excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the merchant in the transaction.

The Company evaluates whether it is appropriate to record the gross amount of its goods sales and related costs or the amount earned. For goods revenue transactions where the Company is selling a product, revenue is recorded gross. The Company is the primary obligor in these transactions, is subject to inventory risk and has latitude in establishing prices. Product sales and shipping revenues, are recorded when the products are shipped and title passes to customers. For goods revenue transactions where the Company is performing a service by acting as the agent of the merchant responsible for fulfillment, revenue is recorded on a net basis.

Cost of revenue
Cost of revenue is composed of direct and indirect costs incurred to generate revenue, including costs related to credit card processing fees, refunds provided to customers which are not recoverable from the merchant, certain technology costs, editorial costs, other processing fees and the purchase price of consumer products where the Company is seller of record as well as outbound shipping charges. Credit card and other processing fees are expensed as incurred. At the time of sale, the Company records a liability for estimated costs to provide refunds which are not recoverable from the merchant based upon historical experience. Technology costs in cost of revenue consist of a portion of the payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's existing website. Such technology costs also include website hosting and email distribution costs. Editorial costs consist of a portion of the payroll and stock‑based compensation expense related to the Company's editorial personnel, as such staff is primarily dedicated to drafting and promoting merchant deals.  Purchase price of consumer products are included in the Company's inventory and recognized along with outbound shipping charges as cost of revenues upon sale and delivery of the products to customers.

2. RESTATEMENT
The Company restated the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011, included in the Form S-1 filed with the SEC on June 2, 2011, to correct for an error in its presentation of revenue. Most significantly, the Company restated its reporting of revenues from Groupons to be net of the amounts related to merchant fees. Historically, the Company reported the gross amounts billed to its subscribers as revenue. The Condensed Consolidated Statement of Operations for the three months ended March 31, 2011, was restated to show the net amount the Company retains after paying the merchant fees. The effect of the correction resulted in a reduction of previously reported revenues and corresponding reductions in cost of revenue in those periods. The change in presentation had no effect on pre-tax loss, net loss or any per share amounts for the period.

The Company has also changed the presentation of certain other income statement expenses for the three months ended March 31, 2011 to be consistent with reporting revenue on a net basis. These changes include presenting loyalty programs as a component of marketing rather than as an offset to revenue. The Company believes that this classification is most appropriate as it is acting as an agent on behalf of the merchant in driving traffic to generate revenue. In addition, refunds made to customers which are not recovered by the merchant are presented as a component of cost of revenue, rather than as an offset to revenue, as these amounts are not paid directly to the merchants.

A portion of technology costs and editorial costs have been reclassified to cost of revenue from selling, general and administrative for the three months ended March 31, 2011.

Costs associated with the Company’s marketing staff, including payroll, benefits and stock compensation, have been reclassified to marketing for the three months ended March 31, 2011 from selling general and administrative.

The following tables summarize the corrections on each of the affected financial statement line items for the three months ended March 31, 2011 (in thousands):

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	As previously reported (unaudited)	Restatement adjustment	As restated
Revenue	$644,728	(349,205)	$295,523
Cost of revenue	$374,728	(334,963)	$39,765
Marketing	$208,209	21,876	$230,085
Selling, general and administrative	$178,939	(36,118)	$142,821

3. ACQUISITIONS
Throughout the three months ended March 31, 2012, the Company acquired certain entities and the results of each of the entities have been included in the condensed consolidated financial statements since the respective acquisitions dates. The primary purpose of these acquisitions was to enhance the Company's technology and marketing services to expand and advance product offerings. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $27.9 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred	Fair Value
Cash	$24,636
Acquisition-related liabilities	2,879
Contingent consideration	421
Total	$27,936

The $2.9 million of acquisition-related liabilities represent the Company's obligation to transfer cash or issue stock to the former owners of the entities acquired. The issuance of these liabilities is not contingent on any future events. Liabilities to issue cash were recorded at the full cash value. Stock liabilities were measured using the Company's stock price as of the date of the acquisition and are revalued each reporting period to reflect the current stock price. The off-set is recorded to acquisition-related expenses on the condensed consolidated statement of operations.

The Company determined the acquisition-date fair value of the contingent liabilities, based on the likelihood of issuing stock related to the contingent earn-out clauses, as part of the consideration transferred. For contingent consideration to be settled in common stock, the Company used public market data to determine the fair value of the shares as of the acquisition date. See Note 10 “Fair Value Measurements" for subsequent measurements of these contingent liabilities.

The following table summarizes the allocation of the combined purchase price as of the acquisition date (in thousands):

Description	Fair Value
Net working capital (including cash of $1.6 million)	$1,262
Property and equipment, net	107
Goodwill	15,278
Intangible assets(1):
Developed technology	14,790
Deferred tax liability	(3,501)
$27,936

(1)	Acquired intangible assets have estimated useful lives of 2 years.

The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on their corresponding acquisition date, with the remaining unallocated amount recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was determined using a cost approach. The goodwill of $15.3 million represents the premium the Company paid over the fair value of the net tangible and intangible assets it acquired. The Company paid this premium for a number of reasons, including acquiring an experienced workforce. The

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

goodwill is not deductible for tax purposes.

The financial effect of these acquisitions, individually and in the aggregate, was not material to the condensed consolidated financial statements. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company's condensed consolidated results of operations.

Purchase of Additional Interests

In February 2012, the Company acquired additional interests of two majority-owned subsidiaries for an aggregate purchase price of $9.5 million, including $8.7 million in cash and $0.8 million of Class A common stock. The additional investments were accounted for as equity transactions in accordance with guidance on accounting for changes in a parent's ownership interest in a subsidiary in consolidated financial statements. In connection with these purchases, certain subsidiary awards were settled in exchange for cash and shares of stock. The total of $5.4 million related to the vested liability awards as of the settlement date was equal to the fair value of the consideration transferred. In addition, $1.7 million will be recognized as compensation expense over a service period of two years payable in $0.4 million of cash and $1.3 million of common stock.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following summarizes the Company's goodwill activity for the three months ended March 31, 2012 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2011	$40,731	$126,172	$166,903
Goodwill related to acquisitions	15,278	—	15,278
Other adjustments(1)	(3)	3,158	3,155
Balance as of March 31, 2012	$56,006	$129,330	$185,336

___________________________________________

(1)	Includes changes in foreign exchange rates for goodwill.

The following summarizes the Company's other intangible assets (in thousands):

	As of December 31, 2011
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$41,272	$12,882	$28,390
Merchant relationships	6,600	6,600	—
Trade names	5,801	5,801	—
Developed technology	5,583	2,151	3,432
Other intangible assets	15,420	1,575	13,845
	$74,676	$29,009	$45,667

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	As of March 31, 2012
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$42,277	$15,280	$26,997
Merchant relationships	6,764	6,764	—
Trade names	5,967	5,967	—
Developed technology	20,471	3,889	16,582
Other intangible assets	15,579	2,322	13,257
	$91,058	$34,222	$56,836

Amortization expense for these intangible assets was $5.7 million and $4.5 million for the quarters ended March 31, 2011 and 2012, respectively. As of March 31, 2012, the Company's estimated future amortization expense of these intangible assets for each of the next five years and thereafter is as follows (in thousands):

Remaining amounts in 2012	$15,971
2013	19,906
2014	12,236
2015	7,061
2016	1,662
Thereafter	—
$56,836

5. INVESTMENTS IN EQUITY AND OTHER INTERESTS

The following summarizes the Company's investments in equity interests (in thousands):

	As of December 31, 2011	As of March 31, 2012	Percent Ownership of Common Stock
Restaurantdiary.com	1,209	$1,209	50%
GaoPeng.com	49,395	47,268	49%
Total	50,604	$48,477

Equity Investment in Restaurantdiary.com Limited
In January 2011, the Company acquired 50.0% of the ordinary shares of Restaurantdiary.com Limited (“Restaurantdiary”) in exchange for $1.3 million. The investment in Restaurantdiary is being accounted for using the equity method, and the total investment is classified as part of "Investments in equity interests" on the condensed consolidated balance sheet as of December 31, 2011 and March 31, 2012. The Company records its share of Restaurantdiary within “Equity-method investment activity, net of tax” in the condensed consolidated statement of operations.
Equity Investment in E-Commerce King Limited
In January 2011, the Company acquired 40.0% of the ordinary shares of E-Commerce King Limited (“E-Commerce”),

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

a company organized under the laws of the British Virgin Islands, in exchange for $4.0 million. The Company entered into the joint venture along with Rocket Asia GmbH & Co. KG (“Rocket Asia”), an entity controlled by former CityDeal shareholders Oliver Samwer, Marc Samwer and Alexander Samwer (the “Samwers”). Rocket Asia acquired 10.0% of the ordinary shares in E-Commerce. E-Commerce subsequently established a wholly-owned foreign enterprise that created a domestic operating company headquartered in Beijing, China (“GaoPeng.com”), which operates a group-buying site offering discounts for products and services to individual consumers and businesses via internet websites and social and interactive media. GaoPeng.com began offering daily deals in March 2011 in Beijing and Shanghai and has since expanded to operating in more than 20 cities within China.
On July 31, 2011, the Company entered into an agreement to purchase additional interests in E-Commerce for a purchase price of $45.2 million from Rocket Asia consisting of 2,908,856 shares of non-voting common stock. The investment increased the Company's ownership from 40.0% to 49.0%.
In 2012, the Company made cash investments for an aggregate amount of $3.0 million. At the same time, the remaining investors made additional proportionate investments that resulted in no change to the Company's ownership percentage in E-Commerce.
The investment in E-Commerce is being accounted for using the equity method, and the total investment is classified as part of "Investments in equity interests" on the condensed consolidated balance sheets. The Company recorded its share of the loss of E-Commerce in the amount of $0.8 million and $4.9 million within “Equity-method investment activity, net of tax” in the condensed consolidated statement of operations for the three months ended March 31, 2011 and 2012, respectively.
Consolidated Variable Interest in LLC
On May 9, 2011, the Company entered into a collaborative arrangement to create a jointly-owned sales channel with a strategic partner (Partner) and a limited liability company (LLC) was established. The Company and its Partner each owns 50% of the LLC and income and cash flows of the LLC are allocated based on agreed upon percentages between the Company and the Partner. The liabilities of the LLC are solely the LLC's obligations and not of the Company or Partner.
The Company's obligations associated with its interests in the LLC are primarily building, maintaining, customizing, managing and operating the LLC website, contributing intellectual property, identifying deals and promoting the sale of deal vouchers, coordinating the fulfillment of deal vouchers in certain instances and providing the recordkeeping.
Under the LLC agreement, the LLC shall be dissolved upon the occurrence of any of the following events: (1) either party becoming a majority owner; (2) the third anniversary of the date of the LLC agreement; (3) certain elections of the Company or the Partner based on the operational and financial performance of the LLC or other changes to certain terms in the agreement; (4) election of either the Company or Partner in the event of bankruptcy by the other party; (5) sale of the LLC; or (6) a court's dissolution of the LLC.
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

6. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION
The following summarizes the Company's accrued expenses (in thousands):

	As of December 31, 2011	As of March 31, 2012
Refunds reserve	$67,452	$81,557
Marketing	$33,472	$21,816
Payroll and benefits	36,404	44,221
Subscriber rewards and credits	36,144	44,785
Professional fees	18,656	15,359
Other	19,879	26,040
	$212,007	$233,778

The following summarizes the Company's other current liabilities (in thousands):

	As of December 31, 2011	As of March 31, 2012
Income taxes payable	$70,861	$62,967
VAT payable	50,554	57,770
Other	23,012	16,894
	$144,427	$137,631

The following summarizes the Company's other non-current liabilities (in thousands):

	As of December 31, 2011	As of March 31, 2012
Long-term tax liabilities	$55,127	$56,735
Other	15,639	18,454
	$70,766	$75,189
7. CONTINGENCIES
The Company's commitments as of March 31, 2012 did not materially change from the amounts set forth in the Company's 2011 Annual Report on Form 10-K.
Legal Matters
From time to time, the Company may become party to various legal proceedings incident to the operation of its business. For example, the Company is currently involved in proceedings by former employees, intellectual property infringement suits (as discussed below) and suits by customers (individually or as class actions) alleging, among other things, violation of the Credit Card Accountability, Responsibility and Disclosure Act and state laws governing gift cards, stored value cards and coupons. The following is a brief description of the more significant types of legal proceedings.
On February 8, 2012, the Company issued a press release announcing its expected financial results for the fourth quarter of 2012.  After finalizing its year-end financial statements, the Company announced, on March 30, 2012, revised financial results, as well as a material weakness related to deficiencies in its financial statement close process.  The revisions resulted in a reduction to fourth quarter 2011 revenue of $14.3 million. The revisions also resulted in an increase to fourth quarter operating expenses that reduced operating income by $30.0 million, net income by $22.6 million, and earnings per share by $0.04.  Following this announcement, the Company and several of its current and former directors and officers were named as parties to the following outstanding securities and shareholder derivative lawsuits all arising out of the same alleged events and facts.
Five putative federal class action securities complaints have been filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock. All five cases are currently pending before the United States District Court for the Northern District of Illinois: Zhang v. Groupon, Inc., et al was filed on April 3, 2012; Roselli v. Groupon, Inc., et al. was filed on April 3, 2012; Einspahr v. Groupon, Inc., et al. was filed on April 6, 2012; Pedrow v. Groupon, Inc., et al. was filed April 16, 2012; and Cottrell v. Groupon, Inc., et al. was filed April 27, 2012. All five complaints attempt to assert claims pursuant to Sections 11 and 15 of the Securities Act of 1933

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Two of the complaints additionally attempt to assert claims pursuant to Section 12(a)(2) of the Securities Act of 1933. Allegations in the complaints include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter ending December 31, 2011 and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued financial statements. The putative class action lawsuits seek an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.

In addition, five shareholder derivative lawsuits have been filed against certain of the Company's directors and officers. Four of the derivative cases are currently pending in federal court before the United States District Court for the Northern District of Illinois: Monturano v. Lefkofsky, et al. was filed on April 5, 2012; Wong v. Mason, et al. was filed on April 12, 2012; Potter v. Mason, et al. was filed on April 30, 2012, and Martin v. Mason, et al. was filed on May 4, 2012. In the four federal derivative complaints, plaintiffs attempt to assert claims for breach of fiduciary duty and abuse of control. The fifth derivative lawsuit, Orrego v. Lefkofsky, et al., was filed on April 5, 2012 in the Chancery Division of the Circuit Court of Cook County, Illinois. In the state court complaint, plaintiff attempts to assert claims for breach of fiduciary duty and unjust enrichment against all the defendants and alleges that two of the Company's officers engaged in insider trading of the Company's Class A common stock and misappropriated information. All five derivative complaints generally allege that the defendants breached their fiduciary duties by purportedly mismanaging the Company's business by, among other things, failing to utilize proper accounting controls. The derivative lawsuits purport to seek to recoup for the Company an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief. The Company intends to defend all of the securities and shareholder derivative lawsuits vigorously.
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
Although the results of litigation and claims cannot be determined, based on the information currently available the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Indemnifications
In the normal course of business to facilitate transactions related to its operations, the Company indemnifies certain parties, including lessors and from time to time merchants with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company's bylaws contain similar

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

indemnification obligations to agents.
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
8. STOCKHOLDERS' EQUITY
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
The total amount of the Company's authorized common stock will consist of 4,020,000,000 shares, all with a par value of $0.0001 per share, of which 2,000,000,000 shares are designated as Class A common stock, 10,000,000 shares are designated as Class B common stock, 2,010,000,000 shares are designated as common stock. As of March 31, 2012, there were 642,851,431 shares of Class A common stock and 2,399,976 shares of Class B common stock outstanding.

Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans) are administered by the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of March 31, 2012, 46,627,242 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense of $18.9 million and $28.0 million during the three months ended March 31, 2011 and 2012, respectively, related to stock awards issued under the Plans, acquisition-related awards, and subsidiary awards. The Company also capitalized $1.3 million of stock-based compensation during the three months ended March 31, 2012 in connection with internally developed software. No such amounts were capitalized during the three months ended March 31, 2011.
As of March 31, 2012, a total of $179.1 million of unrecognized compensation costs related to unvested stock awards, unvested acquisition-related awards and unvested subsidiary awards are expected to be recognized over the remaining weighted average period of two years.

Stock Award Activity
The table below summarizes the stock option activity during the three months ended March 31, 2012:

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Outstanding at December 31, 2011	17,870,713	$1.12	8.06	$348,743
Granted	—	$—
Exercised	(222,252)	$1.68
Forfeited	(48,987)	$1.14
Expired	(2,654)	$1.97
Outstanding at March 31, 2012	17,596,820	$1.11	7.81	$303,935

Exercisable at March 31, 2012	10,937,862	$0.98	7.72	$190,317

(a)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2011 and March 31, 2012, respectively.

The table below summarizes the restricted stock unit activity during the three months ended March 31, 2012:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2011	11,944,844	$12.23
Granted	4,130,479	$18.63
Vested	(1,079,776)	$8.29
Forfeited	(146,693)	$17.28
Unvested at March 31, 2012	14,848,854	$14.25

9. LOSS PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31,
	2011	2012
Net loss	$(113,891)	$(3,593)
Redemption of preferred stock in excess of carrying value	(34,327)	—
Adjustment of redeemable noncontrolling interests to redemption value	(9,485)	(7,222)
Less: Net loss (income) attributable to noncontrolling interests	11,223	(880)
Net loss attributable to common stockholders	$(146,480)	$(11,695)
Net loss per share:
Weighted-average shares outstanding for basic and diluted net loss per share(1)	307,849,412	644,097,375
Basic and diluted net loss per share	$(0.48)	$(0.02)

___________________________________________

(1)	Stock options, restricted stock units, performance stock units and convertible preferred shares are not included in the calculation of diluted net

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

loss per share for the three months ended March 31, 2011 and 2012 because the Company had a net loss for each year. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share.

The following outstanding equity awards are not included in the diluted net loss per share calculation above because they would have had an antidilutive effect:

	Three Months Ended March 31,
Antidilutive equity awards	2011	2012
Stock options	24,610,016	17,596,820
Restricted stock units	5,299,712	14,848,854
Restricted stock	—	86,758
Convertible preferred shares	293,322,364	—
Performance stock units	1,200,000	—
Total	324,432,092	32,532,432

10. FAIR VALUE MEASUREMENTS
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
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company's instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
Cash equivalents-Cash equivalents primarily consisted of AAA-rated money market funds with over night liquidity and no stated maturities. The Company classified cash equivalents as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets.
Contingent consideration- As of March 31, 2012, the Company had obligations to transfer $7.0 million in contingent payment considerations and $2.2 million in contingent stock issuances to the former owners of certain acquirees as part of the exchange for control of these acquirees, if specified future operational objectives and financial results are met over the next three years. The Company determined the acquisition-date fair value of these contingent liabilities, based on the likelihood of contingent earn-out payments and stock issuances, as part of the consideration transferred. The earn-out payments and value of stock issuances are subsequently remeasured to fair value each reporting date. For contingent consideration to be settled in cash, the Company used two approaches to value the liabilities. The first is an income approach that is primarily determined based on the present value of future cash flows using internal models. The second is an option pricing methodology within a Black-Scholes framework. For contingent consideration to be settled in a variable number of shares of common stock, the Company used the most recent Groupon stock price as reported on the NASDAQ to determine the fair value of the shares as of December 31, 2011 and March 31, 2012. The Company classified the financial liabilities to be settled in a variable number of shares of common stock as Level 2 as the fair market value of the shares is an observable input that is directly observable in the marketplace. The Company classified the financial liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. Changes in

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

assumptions described above could have an impact on the payout of contingent consideration with a maximum payout being $18.1 million.
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$750,004	$750,004	$—	$—

Liabilities:
Contingent consideration	$13,218	$—	$1,988	$11,230

		Fair Value Measurement at Reporting Date Using
Description	As of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$750,136	$750,136	$—	$—

Liabilities:
Contingent consideration	$9,184	$—	$2,153	$7,031

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the three months ended March 31, 2012 (in thousands):

Fair Value
Balance as of December 31, 2011	$11,230
Payments made on contingent liabilities	(4,250)
Change in fair value	51
Balance as of March 31, 2012	$7,031

The Company's other financial instruments consist primarily of accounts receivable, accounts payable, accrued merchant payable, and accrued expenses. The carrying value of these assets and liabilities approximate their respective fair values as of December 31, 2011 and March 31, 2012, due to their short term nature. At December 31, 2011 and March 31, 2012, no material fair value adjustments were required for non-financial assets and liabilities.
11. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, that are taken into account in the respective period.

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

For the three months ended March 31, 2012, the Company recorded income tax expense of $34.6 million on pretax book income of $31.0 million, for an effective tax rate of 111.6%. The Company generated losses in jurisdictions for which the Company recorded a valuation allowance against the related deferred tax asset. Such losses reduce the Company's pretax income without a corresponding reduction in the Company's tax expense and therefore, increase the effective tax rate. Tax expense for the three months ended March 31, 2012 also reflects the amortization of prepaid taxes recognized on profits from the taxable sale of certain intellectual property rights within the Company's international structure in previous periods. The Company recorded an income tax benefit of $3.1 million for the three months ended March 31, 2011 on pretax book loss of $117.0 million, for an effective tax rate of 2.6%.
The Company's reserve for unrecognized tax benefits, exclusive of interest and penalties, as of March 31, 2012 remains consistent with the balance as of December 31, 2011. The Company's total unrecognized tax benefits that, if recognized, would affect the effective tax rate were $3.2 million and $7.0 million as of December 31, 2011 and March 31, 2012, respectively.
12. SEGMENT INFORMATION
The Company has organized its operations into two principal segments: North America, which represents the United States and Canada; and International, which represents the rest of the Company's global operations. Segment operating results reflect earnings before stock-based compensation, acquisition-related, interest and other income (expense), net, equity-method investment activity, net and provision (benefit) for income taxes. Segment information reported below represents the operating segments of the Company for which separate information is available and for which segment results are evaluated regularly by the Company's chief operating decision-maker (i.e., chief executive officer) in assessing performance and allocating resources.
Revenues for each segment are based on the geographic market that sells the Groupons. Revenue and profit or loss information by reportable segment reconciled to consolidated net loss for the three months ended March 31, 2011 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2012
North America
Revenue(1)	$136,612	$238,565
Segment operating expenses(2)	158,390	198,393
Segment operating (loss) income	(21,778)	40,172
International
Revenue	$158,911	$320,718
Segment operating expenses(2)	235,417	293,300
Segment operating (loss) income	(76,506)	27,418
Consolidated
Revenue	$295,523	$559,283
Segment operating expenses(2)	393,807	491,693
Segment operating (loss) income	(98,284)	67,590
Stock-based compensation	18,864	28,003
Acquisition-related	—	(52)
Interest and other expense (income), net	(1,060)	3,539
Equity-method investment activity, net	882	5,128
(Loss) income before income taxes	(116,970)	30,972
Provision (benefit) for income taxes	(3,079)	34,565
Net loss	$(113,891)	$(3,593)

___________________________________________

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(1)	North America contains revenue from the United States of $125.5 million and $225.2 million for the three months ended March 31, 2011 and 2012, respectively.

(2)	Represents operating expenses, excluding stock-based compensation, acquisition-related expense and interest and other income (expense), net, which are not allocated to segments.

The following summarizes the Company's total assets (in thousands):

	As of December 31, 2011	As of March 31, 2012
North America	$1,076,099	$1,121,726
International	698,377	749,137
Consolidated total assets	$1,774,476	$1,870,863

(1)	North America contains assets from the United States of $1,061 million at December 31, 2011 and $1,107 million March 31, 2012.
13. RELATED PARTIES
Marketing Services
During 2011, the Company transacted with InnerWorkings, Inc. (“InnerWorkings”), a company co-founded by the Company's co-founder and Executive Chairman of the Board, for promotional services. Amounts paid in advance to the InnerWorkings for services which had not yet been expensed as of March 31, 2012 totaled $1.3 million, which was recorded in “Prepaid expenses and other current assets” on the condensed consolidated balance sheet.
Logistics Services
In connection with the Company's expansion of Groupon Goods offerings, during 2012, the Company entered into a transportation and supply chain management agreement with Echo Global Logistics, Inc. ("Echo"), a company co-founded by the Company's co-founder and Executive Chairman of the Board. In addition, three of the Company's directors, Peter A. Barris, Eric P. Lefkofsky and Bradley A. Keywell, are directors of Echo and have direct and/or indirect ownership interests in Echo. As a result of the agreement, Echo will provide services related to carrier rate negotiation and management, shipping origin and destination coordination, inventory facility set-up and management and supply chain cost analysis.
14. SUBSEQUENT EVENTS
Acquisitions

In April 2012, the Company acquired a company for total purchase price of $6.1 million cash. The company acquired was a technology start-up company specializing in unique aspects of technology development. The primary reason for the acquisition was to acquire talent related to technology development.

The acquisition will be accounted for using the purchase method of accounting and the operations of the acquired company will be included in the consolidated financial statements from the date of the acquisition. The financial effect of the acquisition was not material to the Company’s condensed consolidated financial statements. Pro-forma results of operations have not been presented because the effects of the business combination were not material to the Company’s condensed consolidated results of operations as it was a start-up business.

Investments in Other Interests

In April 2012, the Company acquired 20% of a business to business Internet marketing company for a total purchase price of $2.0 million cash.

Additional Purchase of Majority-Owned Subsidiary

In May 2012, the Company acquired additional interests of two majority-owned subsidiaries for an aggregate purchase

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

price of $6.6 million, including $6.1 million in cash and $0.5 million of Class A common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under "Risk Factors" and elsewhere in this Quarterly Report.
Overview
Groupon is a local commerce marketplace that connects merchant partners to consumers by offering goods and services at a discount. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including the yellow pages, direct mail, newspaper, radio, television and online advertisements and promotions. By bringing the brick and mortar world of local commerce onto the Internet, Groupon is creating a new way for local merchant partners to attract customers and sell goods and services. We provide consumers with savings and help them discover what to do, eat, see and buy in the places where they live and work.
Each day we email our subscribers discounted offers for goods and services that are targeted by location and personal preferences. Current and potential customers access our deals directly through our websites and mobile applications. Our revenue is the purchase price paid by the customer for the Groupon less an agreed upon percentage of the purchase price paid to the featured merchant partners excluding any applicable taxes and net of estimated refunds. In the three months ended March 31, 2011, we generated revenue of $295.5 million, compared to $559.3 million in the first three months of March 31, 2012. Revenue has increased as a result of expanding the scale of our business both domestically and internationally. Revenue from our international operations was $158.9 million and $320.7 million in the three months ended March 31, 2011 and 2012, respectively.
We have organized our operations into two principal segments: North America, which represents the United States and Canada, and International, which represents the rest of our global operations. For the three months ended March 31, 2011, we derived 53.8% of our revenue from our International segment, compared to 57.3% for the three months ended March 31, 2012. We expect the percentage of revenue derived from outside North America to continue to increase in future periods as we continue to expand globally and increase our penetration of the marketing opportunities in countries outside of North America, including those where we are already established.
We incurred a net loss of $3.6 million for the three months ended March 31, 2012 and have an accumulated deficit of $703.2 million as of March 31, 2012. Since our inception, we have driven our growth through substantial investments in infrastructure and marketing to increase customer acquisition. In particular, our net loss in previous years was driven primarily by the rapid expansion of our International segment during the year, which involved investing heavily in upfront marketing, sales and infrastructure related to the build out of our operations in early stage countries. We intend to continue to pursue a strategy of significant investment in these regions and elsewhere in the future, consistent with the strategy we previously employed in North America and Europe.
How We Measure Our Business
We measure our business with several financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the long‑term performance of our marketplace. The key metrics are as follows:
Financial Metrics

•
Revenue. Our revenue is the purchase price paid by the customer for the Groupon less an agreed upon percentage of the purchase price paid to the featured merchant partner, excluding any applicable taxes and net of estimated refunds. We believe revenue is an important indicator for our business because it is a reflection of the cash retained by Groupon excluding payment processing fees, and the value of our service to our merchant partners. Revenue as a percentage of gross billings is influenced by the mix of deals we offer.

•
Consolidated segment operating (loss) income. Consolidated segment operating (loss) income is the consolidated operating (loss) income of our two segments, North America and International, adjusted for acquisition-related costs and stock-based compensation expense. Acquisition-related costs are non-cash items related to certain of our acquisitions. Stock-based compensation expense is a non-cash item. As reported under U.S. GAAP, we do not allocate stock‑based compensation and acquisition‑related expense to our segments. We use consolidated segment operating (loss) income to allocate resources and evaluate performance internally. Consolidated segment operating (loss) income is a non‑GAAP financial measure. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

•
Free cash flow. Free cash flow is "Net cash provided by operating activities" less "Purchases of property and equipment." We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it typically will present a more appropriate measure of cash flows as purchases of fixed assets, software developed for internal use and website development costs are a necessary component of ongoing operations. Free cash flow is a non-GAAP financial measure. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

Operating Metrics

•
Gross billings. This metric represents the gross amounts collected from customers for Groupons sold, excluding any applicable taxes and net of estimated refunds. We consider this metric to be an important indicator of our growth and business performance as it is a proxy for the dollar volume of transactions through our marketplace, net of tax and refunds. Tracking gross billings also allows us to track changes in the percentage of gross billings that we are able to retain after payments to our merchant partners. Gross billings are not equivalent to revenues or any other financial metric presented in our condensed consolidated financial statements.

•
Active customers. We define active customers as unique user accounts that have purchased Groupons during the trailing twelve months. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers purchasing Groupons is trending.

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

	Trailing Twelve Months Ended March 31,
	2011	2012
Operating Metrics:
Gross billings (in thousands) (1)	$1,369,139	$4,672,127
TTM Active customers (in thousands) (2)	15,376	36,850
TTM Gross billings per average active customer(3)	$168.54	$178.92
Revenue per average active customer(4)	$72.41	$71.77

(1)	Reflects the gross amounts collected from customers for Groupons sold, excluding any applicable taxes and net of estimated refunds, in the applicable period.

(2)	Reflects the total number of unique accounts that have purchased Groupons during the trailing twelve months.

(3)	Reflects the total gross billings generated in the trailing twelve months per average active customer in the applicable period.

(4)	Reflects the total revenue generated in the trailing twelve months per average active customer in the applicable period.

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
Competitive pressure. Our growth and geographical expansion have drawn a significant amount of attention to our business model. As a result, a substantial number of companies that attempt to replicate our business model have emerged around the world. While there has been consolidation of competition in recent months globally, we still continue to expect new competitors to emerge. In addition to such competitors, we expect to increasingly compete against other large Internet and technology‑based businesses that have launched initiatives which are directly competitive to our business. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests.
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
Pace and effectiveness of expansion. We have grown our business rapidly since inception, adding new customers and markets both domestically and internationally. Our international operations are critical to our revenue growth and our ability to achieve profitability. For the three months ended March 31, 2011 and 2012, 53.8% and 57.3%, respectively, of our revenue was generated from our international operations. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. International acquisitions also expose us to a variety of execution risks. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our traditional business model.
Basis of Presentation
Revenue
The Company recognizes revenue from services rendered or product sales when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured.

For services rendered, these criteria are met when the number of customers who purchase the daily deal exceeds the predetermined threshold (where applicable), the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as an agent, are substantially complete. The Company's remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on the Company's website the listing of Groupons sold previously provided to the merchant, are inconsequential or perfunctory. The Company records the net amount it retains from the sale of Groupons after paying an agreed upon percentage of the purchase price to the featured merchant, excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the merchant in the transaction.

The Company evaluates whether it is appropriate to record the gross amount of its goods sales and related costs or the amount earned. For goods revenue transactions where the Company is selling a product, revenue is recorded gross. The Company is the primary obligor in these transactions, is subject to inventory risk and has latitude in establishing prices. Product sales and shipping revenues are recorded when the products are shipped and title passes to customers. For goods revenue transactions where the Company is performing a service by acting as the agent of the merchant responsible for fulfillment, revenue is recorded on a net basis. Revenue from goods sales was not significant for the three months ended March 31, 2012.

Cost of Revenue
Cost of revenue is composed of direct and indirect costs incurred to generate revenue, including costs related to credit card processing fees, refunds provided to customers which are not recoverable from the merchant, certain technology costs, editorial costs, other processing fees and the purchase price of consumer products where the Company is seller of record as well as outbound shipping charges. Credit card and other processing fees are expensed as incurred. At the time of sale, the Company records a liability for estimated costs to provide refunds which are not recoverable from the merchant based upon historical experience. Technology costs in cost of revenue consist of a portion of the payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's existing website. Such technology costs also include website hosting and email distribution costs. Editorial costs consist of a portion of the payroll and stock‑based compensation expense related to the Company's editorial personnel, as such staff is primarily dedicated to drafting and promoting merchant deals.  Purchase price of consumer products are included in the Company's inventory and recognized along with outbound shipping charges as cost of revenues upon sale and delivery of the products to customers.

Marketing
Marketing expense consists primarily of targeted online marketing costs, such as sponsored search, advertising on social networking sites, email marketing campaigns, loyalty programs, affiliate programs and, to a lesser extent, offline marketing costs such as television, radio and print advertising. Marketing payroll costs, including related stock‑based compensation expense, are also classified as marketing expense. We record these costs in marketing expense in our condensed consolidated statements of operations when incurred. No costs included in marketing expense are incurred in connection with the fulfillment of our obligations to our merchants. Marketing is a key method by which we acquire customers, and as such, is a critical part of our growth strategy.
Selling, General and Administrative
Selling expenses reported within selling, general and administrative on the condensed consolidated statements of operations consist of payroll and sales commissions for inside and outside sales representatives as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses consist of payroll and related expenses for employees involved in general corporate functions, including accounting, finance, tax, legal and human resources, among others. Additional costs included in general and administrative include subscriber service and operations, amortization and depreciation expense, rent, professional fees and litigation costs, travel and entertainment, stock compensation expense, charitable contributions, recruiting, office supplies, maintenance and other general corporate costs.
Acquisition‑Related
In 2011 and 2012, as part of the overall consideration payable in connection with certain acquisitions, we may be obligated to issue additional shares of our Class A common stock and make cash payments if certain financial and performance earn-out targets are achieved. We recorded a liability on our condensed consolidated balance sheet as of the original acquisition date for this consideration and subsequently remeasure the liability each reporting period. As a result of this remeasurement as of March 31, 2012, we recorded a net gain due to the change in fair value measurements, see Note 10 "Fair Value Meausrements." These liabilities have not yet been settled and are subject to future remeasurement.
Interest and Other Income (Expense)
Interest and other income (expense) primarily consists of foreign currency gains and losses resulting from foreign currency transactions, which are denominated in currencies other than our functional currencies and interest expense on our loans from related parties.

Results of Operations
Comparison of the Three Months Ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Revenue (gross billings of $668,174 and $1,354,800, respectively)	$295,523	$559,283
Costs and expenses:
Cost of revenue	39,765	119,498
Marketing	230,085	116,615
Selling, general and administrative	142,821	283,583
Acquisition-related	—	(52)
Total operating expenses	412,671	519,644
(Loss) income from operations	(117,148)	39,639
Interest and other (expense) income, net	1,060	(3,539)
Equity-method investment activity, net of tax	(882)	(5,128)
(Loss) income before provision for income taxes	(116,970)	30,972
(Benefit) provision for income taxes	(3,079)	34,565
Net loss	(113,891)	(3,593)
Less: Net loss (income) attributable to noncontrolling interests	11,223	(880)
Net loss attributable to Groupon, Inc.	(102,668)	(4,473)
Redemption of preferred stock in excess of carrying value	(34,327)	—
Adjustment of redeemable noncontrolling interests to redemption value	(9,485)	(7,222)
Net loss attributable to common stockholders	$(146,480)	$(11,695)

Operating Expenses
Operating expenses with and without stock-based compensation are follows (in thousands):

	For the Three Months Ended March 31,
	2011			2012
	As reported	Stock-based compensation	Net	As reported	Stock-based compensation	Net
	(in thousands)
Cost of revenue	$39,765	$(212)	$39,553	$119,498	$(482)	$119,016
Marketing	230,085	(493)	229,592	116,615	(726)	115,889
Selling, general and administrative	142,821	(18,159)	124,662	283,583	(26,795)	256,788
Acquisition-related	—	—	—	(52)	—	(52)
Total operating expenses	$412,671	$(18,864)	$393,807	$519,644	$(28,003)	$491,641

Foreign exchange rate neutral operating results

The effect on the Company's condensed consolidated statements of operations from changes in exchange rates versus the U.S. dollar is as follows:

	Three Months Ended March 31, 2012
	At Avg.	Exchange
	Q1 2011	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Revenue	$575,613	$(16,330)	$559,283
Costs and expenses	534,670	(15,026)	519,644
Income from operations	$40,943	$(1,304)	$39,639
___________________________________________

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.
Gross Billings
For the three months ended March 31, 2011 and 2012, our gross billings were $668.2 million and $1,354.8 million, respectively, reflecting a growth rate of 102.8%. Gross billings have increased due to an increase in the volume of transactions related to both global expansion and a deeper penetration of addressable markets in the countries in which we are already established. We also have seen strong growth in our daily deals business in addition to our travel, goods and entertainment channels.
Revenue
For the three months ended March 31, 2011 and 2012, our revenue was $295.5 million and $559.3 million, respectively. Revenue for each of the periods presented by segment was as follows:

	Three Months Ended March 31,
	2011	% of total	2012	% of total
	(dollars in thousands)
North America	$136,612	46.2%	$238,565	42.7%
International	158,911	53.8%	320,718	57.3%
Revenue	$295,523	100.0%	$559,283	100.0%

Revenue increased by $263.8 million to $559.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. In addition to expanding the scale of our business domestically and internationally through acquiring businesses and entering new markets, several other initiatives have driven revenue growth over the recent period. We increased our total marketing spend significantly, focusing on acquiring customers through online channels such as social networking websites and search engines. We also added substantially to our salesforce, allowing us to increase the number of merchant partner relationships, the volume of deals we offer on a daily basis on our websites and the quality of deals we offer to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for March 31, 2012 was $16.3 million.
North America
North America segment revenue increased by $102.0 million to $238.6 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in revenue is reflective of strong growth in our daily deals business domestically, which was largely attributable to an increase in active customers. As of the three months ended March 31, 2012, we had operations in 175 North American markets.
International
International segment revenue increased by $161.8 million to $320.7 million for the three months ended March 31, 2012 as compared to March 31, 2011. We ended the first quarter with operations in 47 international countries, an increase from 24 international countries as of March 31, 2011. As a result of the entry into these new markets and growth in existing markets, we were able to grow our daily deals business significantly from March 31, 2011 through March 31, 2012.
Cost of Revenue

For the three months ended March 31, 2011 and 2012, our cost of revenue was $39.8 million and $119.5 million, respectively. The increase in cost of revenue was directly related to growth in revenues.
Cost of revenue increased by $79.7 million to $119.5 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in cost of revenue was primarily driven by the purchase price of consumer products which did not exist during the three months ended March 31, 2011and refunds which are not recoverable from the merchant. In addition, there was an increase in credit card processing fees, editorial salary costs and Internet processing fees. Increases in credit card processing fees, refunds and internet processing fees are driven by higher merchant partner transaction volumes. Cost of revenue also increased due to significant additions to our editorial staff and increased email distribution costs as a result of our larger subscriber base.
Marketing

For the three months ended March 31, 2011 and 2012, our marketing expense was $230.1 million and $116.6 million, respectively. Marketing expense as a percentage of revenue for each of the periods presented is as follows:

	Three Months Ended March 31,
	2011	% of Segment Revenue	2012	% of Segment Revenue
	(dollars in thousands)
North America	$91,429	66.9%	$34,721	14.6%
International	138,656	87.3%	81,894	25.5%
Marketing	$230,085		$116,615

Marketing expense as a percentage of revenue for the three months ended March 31, 2011 and 2012 was 77.9%, and 20.9%, respectively. We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving volume of transactions. We invested heavily in customer acquisition in the three months ended March 31, 2011, specifically in our International segment. In 2010, we began our international expansion. We subsequently made significant marketing investments in our International segment to accelerate growth and establish our presence in new markets. Therefore, marketing as a percentage of revenue for three months ended March 31, 2011 is higher than in comparable periods. Marketing expense as a percentage of revenue for the three months ended March 31, 2012 has decreased due to efficiencies we have realized from the investments we made in previous years. Improved execution, word-of-mouth customer marketing benefits and mix shift from customer acquisition spend to direct marketing spend are all contributors to the improvement.
Marketing expense for each of the periods presented by segment is as follows:

	Three Months Ended March 31,
	2011	% of total	2012	% of total
	(dollars in thousands)
North America	$91,429	39.7%	$34,721	29.8%
International	138,656	60.3%	81,894	70.2%
Marketing	$230,085	100.0%	$116,615	100.0%
Our marketing expense decreased by $113.5 million to $116.6 million, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. For the three months ended March 31, 2011, subscriber acquisition still comprised the primary portion of our marketing spend. This was particularly true in the international markets as we were still in the early phases of building our customer base in those markets. As those markets have developed over the last twelve months, we have begun to shift our marketing spend from subscriber acquisition marketing to activation, and as a result, overall marketing expense decreased for the three months ended March 31, 2012.

North America
North America segment marketing expense decreased from $91.4 million to $34.7 million for the three months ended March 31, 2012 as compared to the the three months ended March 31, 2011. The significant decrease was primarily attributable to a decrease in online marketing spend. This reflects both the continued execution against our plan to move from subscriber acquisition marketing to activation, and our commitment to improving efficiency in our core operations. For three months ended March 31, 2012, marketing expense as a percentage of revenue for the North America segment was 14.6% as compared to 66.9% for the three months ended March 31, 2011. The decrease in marketing expenses as a percentage revenue is due to efficiencies we have seen from the investments we made in 2011.
International
International segment marketing expense decreased from $138.7 million to $81.9 million for the three months ended March 31, 2012 as compared to the the three months ended March 31, 2011. The significant decrease was primarily attributable to a decrease in online marketing spend. This reflects both the continued execution against our plan to move from subscriber acquisition marketing to activation, and our commitment to improving efficiency in our core operations. For three months ended March 31, 2012, marketing expense as a percentage of revenue for the International segment was 25.5% as compared to 87.3% for the three months ended March 31, 2011. The decrease in marketing expense as a percentage revenue is due to efficiencies we have seen from the investments we made throughout 2011 and the first quarter of 2012.
Selling, General and Administrative

For the three months ended March 31, 2011 and 2012, our selling general and administrative expense was $142.8 million and $283.6 million, respectively. The increases in selling, general and administrative expense were principally related to the build out of our global salesforce, investments in technology and investments in our corporate infrastructure necessary to support our current and anticipated growth. For the three months ended March 31, 2012, selling, general and administrative expense as a percentage of revenue was 50.7%, as compared to 48.3% for the three months ended March 31, 2011. Selling, general and administrative expense as a percentage of revenue has increased from the comparative period of the prior year as we built out our sales force through 2011 due to large growth in the period. Compared to the three months ended March 31, 2011, selling, general and administrative expenses have increased as a percentage of revenue, however, the productivity of our sales force continues to improve. We are continuously refining our sales management and selling processes and additionally we are introducing new products and services facilitating deeper customer and merchant partner engagement. Over time, as our operations develop in a greater percentage of our markets, we expect that our selling, general and administrative expense will decrease as a percentage of revenue.
For the three months ended March 31, 2012, our selling, general and administrative expense increased by $140.8 million to $283.6 million, an increase of 98.6% from the first quarter of the prior year. The increase in selling, general and administrative expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to increases in wages and benefits, consulting and professional fees, depreciation, rent expense and system maintenance expenses. Additionally, selling, general and administrative expenses as a percentage of revenue for our International segment were significantly higher than for our North America segment. This was primarily a result of the build out of our international operations, including our salesforce, to support anticipated future revenue growth.
Wages and benefits (excluding stock‑based compensation) increased by $92.5 million to $160.1 million for the three months ended March 31, 2012 as we continued to add sales force and administrative staff to support our business. Stock‑based compensation costs also increased to $26.8 million for the three months ended March 31, 2012 from $18.2 million for the three months ended March 31, 2011 due to awards issued to retain key employees and awards issued in connection with our acquisitions. Our consulting and professional fees increased in the first quarter of 2012 primarily related to higher legal and technology‑related costs. Depreciation and rent expense increased $12.0 million for the period primarily due to our expansion during 2011 and the first quarter of 2012. The increase in system maintenance of $7.9 million for the period is a result of investments in technology and investments in our corporate infrastructure.
Acquisition‑Related
For the three months ended March 31, 2011 and 2012, our acquisition-related costs were less than $0.1 million.
(Loss) Income from Operations
For the three months ended March 31, 2011 and 2012, our results from operations was a $117.1 million loss and $39.6 million of income, respectively. The change in loss from operations to income from operations for the comparable period is primarily due to efficiencies realized in our marketing expenses. We recognized income from operations for the three months ended March 31, 2012 as the Company was able to continue to generate revenue from subscribers and customers acquired in prior periods from marketing, sales and infrastructure investments. Additionally, we have observed that once a customer is active, his or her purchasing behavior is consistent over time, and therefore reduces our incremental marketing costs to drive repeat purchases. The unfavorable impact on operating income from year-over-year changes in foreign exchange rates for the three months ended March 31, 2012 was $1.3 million.
North America
Segment operating income in our North America segment increased by $62.0 million from a segment operating loss of $21.8 million in the three months ended March 31, 2011 to $40.2 million of income for the three months ended March 31, 2012. The increase in the segment operating income was primarily attributable to our expansion within North America. We invested heavily in marketing, sales and infrastructure in prior periods related to the build out of our operations. These investments have contributed to our income in the current period.
International
Segment operating income in our International segment increased by $103.9 million from a segment operating loss of$76.5 million in the three months ended March 31, 2011 to $27.4 million of income for the three months ended March 31, 2012. The International segment operating loss recognized in three months ended March 31, 2011 was driven by our rapid expansion in the segment during that year. In 2011, we made significant marketing investments in our International segment to accelerate growth and establish our presence in new markets. In the three months ended March 31, 2012, we have generated income as result of these investments made in the previous year.
Interest and Other Income (Expense), net
Interest and other income (expense), net, consists of foreign currency transaction gains or losses, interest earned on cash and cash equivalents and other non-operational gains and losses.

For the three months ended March 31, 2011 and 2012 , our interest and other income (expense), net was $1.1 million net gain and $3.5 million net expense, respectively. We incurred foreign currency gain of $1.1 million for the three months ended March 31, 2011 and $1.6 million of foreign currency loss for the three months ended March 31, 2012.
Provision (Benefit) for Income Taxes

For the three months ended March 31, 2011 and 2012, the Company recorded income taxes of $3.1 million income tax benefit and a $34.6 million income tax provision, respectively.
The effective tax rate from continuing operations for the three months ended March 31, 2011 and 2012 was 2.6% and 111.6%, respectively. The effective tax rate for the three months ended March 31, 2012 reflects the impact of foreign losses where we cannot take a benefit and it reflects the amortization of prepaid taxes recognized on profits from the taxable sale of certain intellectual property rights within our international structure in previous periods. The Company recognized a tax benefit for the three months ended March 31, 2011 as the Company was able to record a benefit for losses incurred in certain foreign jurisdictions.
The estimated annual effective tax rate is based upon a number of significant estimates and judgments, including the forecasted annual income (loss) before income taxes of the corporation in each tax jurisdiction in which it operates. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, the Company's effective tax rate could be adversely affected by greater earnings in countries with higher statutory rates, changes in the valuation of the Company's deferred tax assets and liabilities, additional losses in countries where the Company cannot recognize the tax benefit and changes in the relevant tax laws, regulations, or accounting principles.
Since the Company will revise the estimated annual effective tax rate on a quarterly basis, it may create volatility in quarterly tax provisions.
Non-GAAP Financial Measures

We use consolidated segment operating (loss) income and free cash flow as key non-GAAP financial measures. Consolidated segment operating (loss) income and free cash flow are used in addition to and in conjunction with results presented in accordance with U.S. GAAP and should not be relied upon to the exclusion of U.S. GAAP financial measures.

Consolidated segment operating (loss) income. Consolidated segment operating (loss) income is the consolidated operating (loss) income of our two segments, North America and International, adjusted for acquisition-related costs and stock-based compensation expense. Acquisition-related costs are non-cash items related to certain of our acquisitions. Stock-based compensation expense is a non-cash item. As reported under U.S. GAAP, we do not allocate stock‑based compensation and acquisition‑related expense to our segments. We use consolidated segment operating (loss) income to allocate resources and evaluate performance internally.
We consider consolidated segment operating (loss) income to be an important measure for management to evaluate the performance of our business as it excludes certain non-cash expenses. We believe it is important to view consolidated segment operating (loss) income as a complement to our entire condensed consolidated statements of operations. When evaluating our performance, you should consider consolidated segment operating (loss) income as a complement to other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results.

The following is a reconciliation of consolidated segment operating (loss) income to the most comparable U.S. GAAP measure, ‘‘(Loss) income from operations,’’ for the three months ended March 31, 2011 and 2012.

	Three Months Ended March 31,
	2011	2012
	(in thousands)
(Loss) income from operations	$(117,148)	$39,639
Adjustments:
Stock-based compensation(1)	18,864	28,003
Acquisition-related(2)	—	(52)
Total adjustments	18,864	27,951
Consolidated segment operating (loss) income	$(98,284)	$67,590
___________________________________________

(1)	Represents non-cash stock-based compensation expense recorded within selling, general and administrative expense, cost of revenue and marketing expense.

(2)	Primarily represents non-cash charges for remeasurement of the fair value of contingent consideration related to acquisitions made by the Company in 2010 and 2011.

Free cash flow. Free cash flow is "Net cash provided by operating activities" less "Purchases of property and equipment." We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it typically will present a measure of cash flows more aligned with an analysis of ongoing business operations as purchases of fixed assets, software developed for internal use and website development costs are a necessary component of ongoing operations.

Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not include the cash payments for business acquisitions. In addition, free cash flow reflects the impact of the timing difference between when we are paid by customers and when we pay merchant partners. Therefore, we believe it is important to view free cash flow as a complement to our entire condensed consolidated statements of cash flows.
The following is a reconciliation of free cash flow to the most comparable GAAP measure, "Net cash provided by operating activities," for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Net cash provided by operating activities	$17,940	$83,714
Purchases of property and equipment	(10,962)	(13,083)
Free cash flow	$6,978	$70,631

Liquidity and Capital Resources
As of March 31, 2012, we had $1,161.0 million in cash and cash equivalents, which primarily consisted of cash and money market accounts.
Since our inception, we have funded our working capital requirements and expansion primarily through public and private sales of common and preferred stock, yielding net proceeds of approximately $1,857.1 million. As a result, we have funded our working capital requirements primarily with cash flow from operations to date. We generated positive cash flow from operations for the three months ended March 31, 2011 and 2012 despite experiencing net losses in each of these periods, and we expect cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make additional acquisitions, purchase capital expenditures and meet our other cash operating needs. Cash flow from operations was $17.9 million, and $83.7 million for the three months ended March 31, 2011 and 2012, respectively.
Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for the next twelve months.
Anticipated Uses of Cash
Our priority in 2012 is to continue to aggressively invest in the business by making additional investments in technology and innovations and by focusing our marketing spend directly on revenue generating transactions in both our North America and International segments. In addition, we plan to expand our salesforce and continue to acquire or make strategic investments in complementary businesses that add to our customer base or provide incremental technology or talent or both.
In order to support our overall global expansion, we expect to make significant investments in our corporate facilities and technology development during 2012. Through the date of this filing, we acquired seven businesses for an aggregate purchase price of $34.1 million, of which $30.8 million was paid for in cash.
We currently plan to fund the balance of these expenditures in our North America and International segments with our available cash and cash equivalents balance and cash flows generated from the respective operations during this year. We do not intend to pay dividends in the foreseeable future.
Cash Flow
Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$17,940	$83,714
Investing activities	(44,294)	(46,444)
Financing activities	112,106	(8,275)
Effect of changes in exchange rates on cash and cash equivalents	4,103	9,059
Net increase in cash and cash equivalents	$89,855	$38,054

Cash Provided By Operating Activities
Cash provided by operating activities primarily consists of our net loss adjusted for certain non-cash items, including depreciation and amortization, stock‑based compensation, deferred income taxes and the effect of changes in working capital and other items.
Our current merchant partner arrangements are structured as either a redemption payment model or a fixed payment model defined as follows:

Redemption payment model - Under our redemption merchant partner payment model, we collect payments at the time our customers purchase Groupons and make payments to most of our merchant partners at a subsequent date. We utilize this model in most of our international operations as it conforms with the local market practice. Using this payment model, merchant partners are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all of the gross billings for the Groupon purchase. The redemption model generally improves our overall cash flow because we do not pay our merchant partners until the customer redeems the Groupon.
Fixed payment model - Under our fixed merchant partner payment model, we pay our merchant partners in installments over a period of generally sixty days for all Groupons purchased. Under this payment model, merchant partners are paid regardless of whether the Groupon is redeemed.
As a result of these payment models, we experience swings in merchant payables that can cause volatility in working capital levels and impact cash balances more or less than our operating income or loss would indicate. In the current period presented, we have offered our merchant partners more favorable and accelerated payment terms which has affected our overall cash inflow for merchant payables for the period.
For the three months ended March 31, 2012, our net cash provided by operating activities of $83.7 million consisted of net loss of $3.6 million, offset by $41.1 million in adjustments for non-cash items and $46.2 million in cash provided by changes in working capital and other activities. Adjustments for non-cash items primarily consisted of $28.0 million in stock‑based compensation expense as we continued to offer stock compensation to our employees in 2011 and $11.7 million of depreciation and amortization expense. The increase in cash resulting from changes in working capital activities primarily consisted of a $46.0 million increase in our merchant payables, due to continued growth in the daily deals business and a $13.4 million increase in accrued expenses and other current liabilities. Costs primarily included in accrued expenses and other current liabilities are online marketing costs incurred to acquire and retain customers, operating expenses such as payroll and benefits and costs associated with customer loyalty and reward programs. Increases in accrued expenses and other current liabilities primarily reflect the significant increase in the number of employees, vendors, and customers resulting from our internal growth and global expansion through recent acquisitions. These increases were partially offset by a $11.9 million increase in accounts receivable, primarily attributable to an increase in revenue for the three months ended March 31, 2012, and an increase of $4.1 million in prepaid expenses and other assets as a result of business growth. The accounts receivable due from payment processors related to our International segment represents a significant portion of total accounts receivable.
Cash Used In Investing Activities
Cash used in investing activities primarily consists of capital expenditures and acquisitions of businesses.
For the three months ended March 31, 2012, our net cash used in investing activities of $46.4 million primarily consisted of $10.3 million invested in subsidiaries and equity interests, $13.1 million in purchases of capital expenditures and internal use software and $23.0 million in net cash paid in business acquisitions. Intangible assets purchased in the year relate primarily to domain names.
Cash Used in Financing Activities
For the three months ended March 31, 2012 our net cash used in financing activities of $8.3 million was driven primarily by net cash paid for taxes on employees' restricted stock units and cash paid out for contingent consideration liabilities initially recognized in purchase accounting.
Contractual Obligations and Commitments
Our commitments as of March 31, 2012 did not materially change from the amounts set forth in our 2011 Annual Report on Form 10-K. We recorded $56.7 million of unrecognized tax benefits as of March 31, 2012 for which we cannot make a reasonable estimate of the period of cash settlement for the liabilities to which they relate.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2012.
Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our

Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2012. As disclosed in Note 1 of Item 1Financial Statements of this Quarterly Report on Form 10-Q, we have identified the following updated accounting principles which we believe are critical.
Revenue recognition
The Company recognizes revenue from services rendered or product sales when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured.

For services rendered, these criteria are met when the number of customers who purchase the daily deal exceeds the predetermined threshold (where applicable), the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as an agent, are substantially complete. The Company's remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on the Company's website the listing of Groupons sold previously provided to the merchant, are inconsequential or perfunctory. The Company records the net amount it retains from the sale of Groupons after paying an agreed upon percentage of the purchase price to the featured merchant, excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the merchant in the transaction.

The Company evaluates whether it is appropriate to record the gross amount of its goods sales and related costs or the amount earned. For goods revenue transactions where the Company is selling a product, revenue is recorded gross. The Company is the primary obligor in these transactions, is subject to inventory risk and has latitude in establishing prices. Product sales and shipping revenue are recorded when the products are shipped and title passes to customers. For goods revenue transactions where the Company is performing a service by acting as the agent of the merchant responsible for fulfillment, revenue is recorded on a net basis.

Cost of revenue
Cost of revenue is composed of direct and indirect costs incurred to generate revenue, including costs related to credit card processing fees, refunds provided to customers which are not recoverable from the merchant, certain technology costs, editorial costs, other processing fees and the purchase price of consumer products where the Company is seller of record as well as outbound shipping charges. Credit card and other processing fees are expensed as incurred. At the time of sale, the Company records a liability for estimated costs to provide refunds which are not recoverable from the merchant based upon historical experience. Technology costs in cost of revenue consist of a portion of the payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's existing website. Such technology costs also include website hosting and email distribution costs. Editorial costs consist of a portion of the payroll and stock‑based compensation expense related to the Company's editorial personnel, as such staff is primarily dedicated to drafting and promoting merchant deals.  Purchase price of consumer products are included in the Company's inventory and recognized along with outbound shipping charges as cost of revenues upon sale and delivery of the products to customers.
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, merchant payments, customer loyalty and reward programs, refunds, stock-based compensation, income taxes and acquisition and recoverability of goodwill and other intangible assets. See Application of Critical Accounting Policies and Estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the

SEC on March 30, 2012.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effect of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Japanese yen and Brazilian real, which exposes us to foreign currency risk. For the three months ended March 31, 2012, we derived approximately 57.3% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.
We assess our market risk based on changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2011 and March 31, 2012.
As of March 31, 2012, our working capital deficit (defined as current assets less current liabilities) subject to foreign currency translation risk was $282.1 million. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $28.2 million. This compares to $328.1 million of working capital deficit subject to foreign currency exposure at December 31, 2011, which would have resulted in a decrease of net current assets of $32.8 million. The primary difference between foreign currency exposure from December 31, 2011 to March 31, 2012 is due to our expansion into international markets.
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
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in 2011 or the first three months of 2012.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

In connection with the preparation of our financial statements for the year ended December 31, 2011, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weakness, which relates to our financial statement close process, were:

•
We did not maintain financial close process and procedures that were adequately designed, documented and executed to support the accurate and timely reporting of our financial results. As a result, we made a number of manual post-close adjustments necessary in order to prepare the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In addition to these efforts, we are in the process of documenting and testing our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2012, as required following our initial public offering in 2011. We have continued to expend significant internal and external resources in this effort. In particular, we have continued to work with another global accounting firm in preparation for reporting on the effectiveness of our internal controls, and we have expanded the auditing firm's engagement scope to address the underlying cause of the material weakness. However, we can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2012, or that our registered public accounting firm will be able to attest that such internal controls are effective.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 7 “Contingencies—Legal Matters” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Our strategy to become a local commerce platform may not be successful.

One of our key objectives is to expand upon our traditional daily deals business by building out a more extensive local commerce platform for consumers and merchants. This strategy will require us to devote significant resources, including the time and efforts of management and our engineering team, to developing, implementing and maintaining products that are new to us, our customers and our merchant partners. In addition, we anticipate that we will continue to acquire businesses and technology in order to implement this strategy. Even if we are successful in developing these products, our success is dependent upon their perceived value by our current customers and merchant partners, as well as other consumers and merchants who do not yet engage in business through our marketplace. If we are not successful in pursuing this objective, our business, financial position and results of operations could be harmed.
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
We incurred net losses of $113.9 million and $3.6 million for the three months ended March 31, 2011 and 2012, and had an accumulated deficit of $703.2 million as of March 31, 2012. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to increase our customer base, increase the number and variety of deals we offer each day, expand our marketing channels, expand our operations, hire additional employees and develop our technology platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue could prevent us from attaining or increasing our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
If we fail to retain our existing customers or acquire new customers, our revenue and business will be harmed.
We spent $230.1 million on marketing initiatives during the first quarter of 2011 and $116.6 million for the first quarter of 2012 and expect to continue to spend significant amounts to acquire additional customers. We must continue to retain and acquire customers that purchase Groupons in order to increase revenue and achieve profitability. As our customer base continues to evolve, it is possible that the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the costs associated with acquiring new customers. If customers do not perceive our Groupon offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain customers. If we are unable to acquire new customers who purchase Groupons in numbers sufficient to grow our business, or if customers cease to purchase Groupons, the revenue we generate may decrease and our operating results will be adversely affected.
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
Our merchant payment terms and revenue growth have provided us with operating cash flow to fund our working capital needs. Our merchant partner arrangements are generally structured such that we collect cash up front when our customers purchase Groupons and make payments to our merchant partners at a subsequent date. In North America, we typically pay our merchant partners in installments within sixty days after the Groupon is sold. In our International segment, merchant partners are not paid until the customer redeems the Groupon. Our accrued merchant payable, which primarily consists of payment obligations to our merchant partners, has grown, both nominally and as a percentage of gross billings, as our gross billings have increased, particularly the gross billings from our International segment. Our accrued merchant payable balance increased from $520.7 million as of December 31, 2011 to $576.5 million as of March 31, 2012. We use the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer our merchant partners more favorable or accelerated payment terms or our revenue does not continue to grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
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

We have begun selling Groupons to buy merchandise both directly from brand owners and indirectly from retailers and third party distributors, and we also sometimes take title to the goods before we offer them for sale to our customers.  By selling Groupons for merchandise coming from parties other than the brand owners, we are subject to an increased risk that the merchandise may be damaged or non-authentic, which could result in potential liability under applicable laws, regulations, agreements and orders, and increase the amount of returned merchandise. In addition, brand owners may take legal action against us, which could result in costly litigation, generate bad publicity for us, and have a material adverse impact on our business, financial condition and results of operations.
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
The loss of certain individuals involved in the operations of our International segment may cause our international expansion to suffer.

Our international expansion has been rapid and our international business has been critical to the growth in our business. For the three months ended March 31, 2011 and 2012, 53.8% and 57.3%, respectively, of our revenue was generated from our International segment. We began our international operations in May 2010 with the acquisition of CityDeal Europe GmbH, or CityDeal, which was founded by Oliver Samwer and Marc Samwer. Historically, Messrs. Samwer have served as consultants and been extensively involved in the development and operations of our International segment. In April 2012, we announced the appointment of Veit Dengler as SVP, International. Mr. Dengler will head our international operations. As part of this transition, it is expected that the consulting arrangements with Messrs. Samwer both will be terminated. We can make no assurances that the loss of Messrs. Samwer's services will not disrupt our international operations or have an adverse effect on our ability to grow our international business.
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

We are involved in pending litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
Subsequent to our revised earnings announcement on March 30, 2012, several lawsuits were filed against us and our current and former officers and directors alleging violations of the Federal securities laws. Litigation can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding these and other lawsuits in which we are involved, see Note 7, Contingencies, to our consolidated financial statements.
An increase in our refund rates could reduce our liquidity and profitability.
Our Groupon Promise states that we will provide our customers with a refund of the purchase price of a Groupon if they believe that we have let them down. As we increase our revenue and expand our product offerings, our refund rates may exceed our historical levels. For example, as a result of a shift in our deal mix and higher price point offers that began in the fourth quarter of 2011, our refund rates have been higher than historical levels. A downturn in general economic conditions may also increase our refund rates. An increase in our refund rates could significantly reduce our liquidity and profitability.
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
Eric P. Lefkofsky is one of our founders and has served as the Executive Chairman of our Board of Directors since our inception. Although Mr. Lefkofsky historically has devoted a significant amount of his time to Groupon, he is under no contractual or other obligation to do so and may not do so in the future. It is expected that the amount of time devoted by Mr. Lefkofsky to the Company will diminish substantially during 2012 and in the future. Mr. Lefkofsky dedicates a considerable portion of his time and financial resources in a variety of other businesses, including Lightbank LLC, a private investment firm that Mr. Lefkofsky co-founded with Bradley A. Keywell. Such investments may be in areas that present conflicts with, or involve businesses related to, our operations. There can be no assurance that our business will not be adversely affected as Mr. Lefkofsky devotes less time to our business in the future.
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

In connection with the audit of our financial statements as of and for the year ended December 31, 2011, we concluded there is a material weakness in internal control over financial reporting related to deficiencies in the financial statement close process. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See "Part I, Item 4. Controls and Procedures".

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

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. In addition, our future income taxes could be adversely affected by greater earnings in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock is highly volatile
Our Class A common stock began trading on the NASDAQ Global Select Market on November 4, 2011 and between that date and March 31, 2012 has fluctuated from a high of $31.14 per share to a low of $14.85 per share. We expect that the trading price of our stock will continue to be volatile due to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. Among the factors that could affect our stock price are:

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

Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of March 31, 2012, our founders, Eric P. Lefkofsky, Bradley A. Keywell and Andrew D. Mason control 100% of our outstanding Class B common stock and approximately 33.5% of our outstanding Class A common stock, representing approximately 57.4% of the voting power of our outstanding capital stock. Messrs. Lefkofsky, Keywell and Mason will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

A significant portion of our outstanding shares of Class A common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of March 31, 2012, we had 642,851,431 shares of Class A common stock outstanding. We expect the lock-up agreements and other contractual restrictions pertaining to our initial public offering to expire on June 1, 2012. After the lock-up agreements and contractual restrictions expire, substantially all of our shares of Class A common stock will be eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to shares held by directors, executive officers and other affiliates. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and other contractual restrictions and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline. Moreover, as of March 31, 2012, holders of an aggregate of 449,061,290 shares of our Class A common stock had rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
In addition, our directors and executive officers may establish programmed selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our Class A common stock after the lock-up agreements described above expire. Any sales of securities by these stockholders, or the perception that those sales may occur, including the entry into such programmed selling plans, could have a material adverse effect on the trading price of our Class A common stock.
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

ITEM 6.    EXHIBITS

See the Exhibit Index immediately following the signature page of this 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May 2012.

GROUPON, INC.
By:	/s/ ANDREW D. MASON
	Name:	Andrew D. Mason
	Title:	Chief Executive Officer

EXHIBITS

Exhibit Number	Description
10.33*	Groupon, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Annex A of our definitive proxy statement filed with the SEC on April 30, 2012)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data file
___________________________________________

*    Management contract or compensatory plan or arrangement.