Form 10-Q
period 2012-06-30
Groupon, Inc.
filed 2012-08-14
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2012
Class A Common Stock Class B Common Stock	651,279,534 shares 2,399,976 shares

______________________________________________________

FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K and Part II, Item IA of this Quarterly Report on Form 10-Q, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.     FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2011	June 30, 2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,122,935	$1,185,798
Accounts receivable, net	108,747	98,673
Prepaid expenses and other current assets	91,645	116,141
Total current assets	1,323,327	1,400,612
Property and equipment, net of accumulated depreciation of $14,627 and $28,147, respectively	51,800	83,293
Goodwill	166,903	192,018
Intangible assets, net	45,667	54,303
Investments in equity interests	50,604	131,177
Deferred income taxes, non-current	46,104	45,517
Other non-current assets	90,071	76,178
Total Assets	$1,774,476	$1,983,098
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$40,918	$60,364
Accrued merchant payables	520,723	543,840
Accrued expenses	212,007	258,343
Deferred income taxes, current	76,841	73,942
Other current liabilities	144,673	163,692
Total current liabilities	995,162	1,100,181
Deferred income taxes, non-current	7,428	25,837
Other non-current liabilities	70,766	74,773
Total Liabilities	1,073,356	1,200,791
Commitments and contingencies (see Note 7)
Redeemable noncontrolling interests	1,653	5,943
Groupon, Inc. Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 641,745,225 shares issued and outstanding at December 31, 2011; 2,000,000,000 shares authorized, 649,165,744 shares issued and outstanding at June 30, 2012	64	65
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at December 31, 2011 and June 30, 2012	—	—
Common stock, par value $0.0001 per share, 2,010,000 shares authorized, and no shares issued and outstanding as of December 31, 2011 and June 30, 2012	—	—
Additional paid-in capital	1,388,253	1,437,327
Stockholder receivable	—	(166)
Accumulated deficit	(698,704)	(670,848)
Accumulated other comprehensive income	12,928	12,937
Total Groupon, Inc. Stockholders' Equity	702,541	779,315
Noncontrolling interests	(3,074)	(2,951)
Total Equity	699,467	776,364
Total Liabilities and Equity	$1,774,476	$1,983,098

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
			(Restated)
Third party and other revenue	$392,582	$502,985	$688,105	$1,043,038
Direct revenue	—	65,350	—	84,580
Total revenue	392,582	568,335	688,105	1,127,618
Costs and expenses:
Cost of revenue	54,803	135,184	94,568	254,682
Marketing	212,739	88,407	442,824	205,022
Selling, general and administrative	226,067	299,894	368,888	583,477
Acquisition-related	—	(1,635)	—	(1,687)
Total operating expenses	493,609	521,850	906,280	1,041,494
(Loss) income from operations	(101,027)	46,485	(218,175)	86,124
Interest and other income, net	479	57,367	1,539	53,828
Loss on equity method investees	(7,881)	(3,428)	(8,763)	(8,556)
(Loss) income before provision for income taxes	(108,429)	100,424	(225,399)	131,396
Provision (benefit) for income taxes	1,347	66,875	(1,732)	101,440
Net (loss) income	(109,776)	33,549	(223,667)	29,956
Less: Net loss (income) attributable to noncontrolling interests	8,536	(1,220)	19,759	(2,100)
Net (loss) income attributable to Groupon, Inc.	(101,240)	32,329	(203,908)	27,856
Redemption of preferred stock in excess of carrying value	—	—	(34,327)	—
Adjustment of redeemable noncontrolling interests to redemption value	(6,166)	(3,943)	(15,651)	(11,165)
Net (loss) income attributable to common stockholders	$(107,406)	$28,386	$(253,886)	$16,691

Net (loss) earnings per share
Basic	$(0.35)	$0.04	$(0.83)	$0.03
Diluted	$(0.35)	$0.04	$(0.83)	$0.03

Weighted average number of shares outstanding
Basic	303,414,676	647,149,537	305,626,028	645,073,582
Diluted	303,414,676	663,122,709	305,626,028	663,230,558

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net (loss) income	$(109,776)	$33,549	$(223,667)	$29,956
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	535	(1,257)	3,568	9
Other comprehensive income (loss)	535	(1,257)	3,568	9
Comprehensive (loss) income	(109,241)	32,292	(220,099)	29,965
Comprehensive loss (income) attributable to the noncontrolling interest	8,536	(1,220)	19,759	(2,100)
Comprehensive (loss) income attributable to Groupon, Inc.	$(100,705)	$31,072	$(200,340)	$27,865

See Notes to unaudited Condensed Consolidated Financial Statements

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2012
Operating activities
Net (loss) income	$(223,667)	$29,956
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,696	24,526
Stock-based compensation	57,582	55,087
Deferred income taxes	(2,237)	12,997
Excess tax benefits on stock based compensation	(3,532)	(21,750)
Loss on equity method investees	8,763	8,556
Acquisition-related	—	(1,687)
Gain on E-Commerce transaction (see Note 5)	—	(56,032)
Change in assets and liabilities, net of acquisitions:
Restricted cash	(1,025)	(2,828)
Accounts receivable	(53,072)	8,085
Prepaid expenses and other current assets	(17,221)	(21,745)
Accounts payable	(14,374)	18,268
Accrued merchant payable	216,870	32,021
Accrued expenses and other current liabilities	74,756	63,077
Other, net	(1,580)	10,498
Net cash provided by operating activities	56,959	159,029
Investing activities
Purchases of property and equipment	(21,202)	(39,792)
Acquisitions of businesses, net of acquired cash	(3,696)	(40,271)
Purchases of intangible assets	(272)	(10)
Purchases of investments in subsidiaries	(34,387)	(13,427)
Purchases of cost and equity method investments	(9,921)	(13,097)
Net cash used in investing activities	(69,478)	(106,597)
Financing activities
Proceeds from issuance of stock, net of issuance costs	509,692	—
Excess tax benefits on stock based compensation	3,532	21,750
Tax withholdings related to net share settlements of restricted stock units	—	(5,668)
Payments of contingent acquisition liability	—	(4,250)
Repayments of loans to related parties	(14,358)	—
Repurchase of common stock	(353,550)	—
Proceeds from exercise of stock options	1,234	5,657
Proceeds from the sale of common stock	137	—
Partnership distributions to noncontrolling interest holders	—	(1,606)
Redemption of preferred stock	(35,003)	—
Net cash provided by financing activities	111,684	15,883
Effect of exchange rate changes on cash and cash equivalents	7,095	(5,452)
Net increase in cash and cash equivalents	106,260	62,863
Cash and cash equivalents, beginning of the period	118,833	1,122,935
Cash and cash equivalents, end of the period	$225,093	$1,185,798
Supplemental disclosure of cash flow information
Non-cash investing activity
Contingent consideration in connection with acquisitions	$15,920	$421
Contribution of investment in E-Commerce transaction	$—	$47,042
Liability incurred in E-Commerce transaction	$—	$20,000

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Stockholder Receivable	Accumulated Deficit	Accumulated Other Comp. Income	Total Groupon Inc. Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2011	644,145,201	$64	$1,388,253	$—	$(698,704)	$12,928	$702,541	$(3,074)	$699,467
Net income	—	—	—	—	27,856	—	27,856	1,729	29,585
Foreign currency translation	—	—	—	—	—	9	9	—	9
Adjustment of redeemable noncontrolling interests to redemption value	—	—	(10,482)	—	—	—	(10,482)	—	(10,482)
Restricted stock issued in connection with business combinations	221,723	—	—	—	—	—	—	—	—
Purchase of additional shares in majority-owned subsidiary	127,622	—	(1,378)	—	—	—	(1,378)	—	(1,378)
Exercise of stock options	5,510,843	1	5,822	(166)	—	—	5,657	—	5,657
Vesting of restricted stock units	1,560,331	—	—	—	—	—	—	—	—
Tax withholding related to net share settlements of restricted stock units	—	—	(12,165)	—	—	—	(12,165)	—	(12,165)
Stock-based compensation expense	—	—	45,527	—	—	—	45,527	—	45,527
Tax benefits from stock-based compensation	—	—	21,750	—	—	—	21,750	—	21,750
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1,606)	(1,606)
Balance at June 30, 2012	651,565,720	$65	$1,437,327	$(166)	$(670,848)	$12,937	$779,315	$(2,951)	$776,364

See Notes to unaudited Condensed Consolidated Financial Statements

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. FINANCIAL STATEMENT INFORMATION
Company Information
Groupon, Inc., together with the subsidiaries through which it conducts business (the "Company"), is a local commerce marketplace (www.groupon.com) that connects merchant partners to consumers by offering goods and services at a discount. The Company has organized its operations into two segments: North America and International. See Note 12 "Segment Information."
Unaudited Interim Financial Information
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company's condensed consolidated balance sheets, and statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the Company's 2011 Annual Report on Form 10-K, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's condensed consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly‑owned subsidiaries and majority‑owned subsidiaries over which the Company exercises control and variable interest entities for which the Company has determined it is the primary beneficiary. Outside stockholders' interests in subsidiaries are shown in the condensed consolidated financial statements as “Noncontrolling interests" and "Reedemable noncontrolling interests". Investments in entities in which the Company does not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are utilized for, but not limited to, stock‑based compensation, income taxes, valuation of acquired goodwill and intangible assets, customer refunds, contingent liabilities and the depreciable lives of fixed assets. Actual results could differ materially from those estimates.
Significant Accounting Policies
Revenue

The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured.

Third party revenue recognition
The Company generates third party revenue, where it acts as the third party agent, by offering goods and services at a

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

discount through its local commerce marketplace that connects merchants to consumers. The Company's marketplace includes deals offered through a variety of channels including: Featured Daily Deals, National Deals, Groupon Now!, Groupon Goods, Groupon Getaways and GrouponLive. Customers purchase Groupons from the Company and redeem them with the Company's merchant partners.

The revenue recognition criteria are met when the number of customers who purchase the deal exceeds the predetermined threshold (where applicable), the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as an agent, are substantially complete. The Company's remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on the Company's website the listing of Groupons sold previously provided to the merchant, are inconsequential or perfunctory. The Company records as revenue the net amount it retains from the sale of Groupons after paying an agreed upon percentage of the purchase price to the featured merchant, excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the merchant in the transaction.

The Company evaluates whether it is appropriate to record the gross amount of its Groupon Goods sales and related costs by considering a number of factors, including, among other things, whether the Company is the primary obligor under the arrangement, has inventory risk, and has latitude in establishing prices. For Groupon Goods transactions where the Company is performing a service by acting as the agent of the merchant responsible for fulfillment, revenue is recorded on a net basis.

Direct revenue recognition

Direct revenue is derived primarily from selling products through the Company's Groupon Goods channel where the Company is the merchant of record. The Company is the primary obligor in these transactions, is subject to inventory risk and has latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis. Direct revenue, including associated shipping revenue, is recorded when the products are shipped and title passes to customers. The Company recognized no direct revenue for the six months ended June 30, 2011.

Cost of revenue
Cost of revenue is composed of direct and indirect costs incurred to generate revenue, including costs related to credit card processing fees, refunds provided to customers which are not recoverable from the merchant, certain technology costs, editorial costs, other processing fees and the purchase price of consumer products where the Company is selling the product as the merchant of record and outbound shipping charges. Credit card and other processing fees are expensed as incurred. At the time of sale, the Company records a liability for estimated costs to provide refunds which are not recoverable from the merchant based upon the nature of the product or service and historical experience. Technology costs in cost of revenue consist of a portion of the payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's existing website. Such technology costs also include website hosting and email distribution costs. Editorial costs consist of a portion of the payroll and stock‑based compensation expense related to the Company's editorial personnel, as such staff is primarily dedicated to drafting and promoting merchant deals.  Purchase price of consumer products related to direct revenue is included in the Company's inventory and recognized along with outbound shipping charges as cost of revenue upon sale and delivery of the products to customers.

Cost method investments

Nonmarketable equity investments for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified as “Other non-current assets” on the condensed consolidated balance sheets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. The Company evaluates the investments for impairment annually or more frequently when a triggering event occurs.

Refunds

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company estimates future refunds utilizing a statistical model that incorporates the following data inputs and factors: historical refund experience developed from millions of deals featured on the Company's website, the relative risk of refund based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals, expected change, if any, in Company practices in response to refund experience or economic trends that might impact customer demand.

In early 2012, actual refund activity for deals featured late in 201l was demonstrating a consistent trend that was deviating from the modeled refund behavior, due in part to a shift in fourth quarter deal mix and higher price point offers. Accordingly, the Company updated its refund model to better capture variations in trends in its business. By continually refining the refund model to reflect such data inputs as discussed above, the Company believes its model enables it to track and anticipate refund behavior.

The Company accrues costs associated with refunds in accrued expenses on the condensed consolidated balance sheets. The cost of refunds for third party revenue where the amount payable to the merchant is recoverable and for all direct revenue is presented in the condensed consolidated statements of operations as a reduction to revenue. The cost of refunds for third party revenue when there is no amount recoverable from the merchant is presented as a cost of revenue.

The Company assesses the trends that could affect its estimates and makes changes to the refund reserve quarterly when it appears refunds may differ from our original estimates. If actual results are not consistent with the estimates or assumptions stated above, the Company may need to change its future estimates and the effects could be material to the consolidated financial statements.
2. RESTATEMENT
The Company restated the Condensed Consolidated Statements of Operations for the six months ended June 30, 2011, included in the Form S-1 filed with the SEC on September 23, 2011, to correct for an error in its presentation of certain income statement expenses. These changes were to be consistent with the Company's reporting of revenue on a net basis. As a result, a portion of technology costs and editorial costs have been reclassified to cost of revenue from selling, general and administrative expense for the six months ended June 30, 2011. In addition, costs associated with the Company’s marketing staff, including payroll, benefits and stock compensation, have been reclassified to marketing for the six months ended June 30, 2011 from selling general and administrative. The change in presentation had no effect on pre-tax loss, net loss or any per share amounts for the period.

The following tables summarize the corrections on each of the affected financial statement line items for the six months ended June 30, 2011 (in thousands):

	As previously reported (unaudited)	Restatement adjustment	As restated
Cost of revenue	$66,522	28,046	$94,568
Marketing	$432,093	10,731	$442,824
Selling, general and administrative	$407,665	(38,777)	$368,888

3. ACQUISITIONS
During the six months ended June 30, 2012, the Company acquired certain entities and the results of each of the entities have been included in the condensed consolidated financial statements beginning on the respective date of acquisition. The primary purpose of these acquisitions was to enhance the Company's technology and marketing services and to expand and advance product offerings. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $45.8 million, which consisted of the following (in thousands):

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Consideration Transferred	Fair Value
Cash	$41,997
Acquisition-related liabilities	3,364
Contingent consideration	421
Total	$45,782
The Company determined the acquisition-date fair value of the contingent consideration liabilities, based on the likelihood of issuing stock related to the contingent earn-out clauses, as part of the consideration transferred. For contingent consideration to be settled in common stock, the Company uses public market data to determine the fair value of the shares as of the acquisition date and on an ongoing basis. See Note 10 “Fair Value Measurements" for subsequent measurements of these contingent liabilities.

The following table summarizes the preliminary allocation of the fair value of consideration transferred as of the acquisition date (in thousands):

Description	Fair Value
Net working capital (including cash of $1.7 million)	$1,368
Property and equipment, net	165
Goodwill	28,672
Intangible assets(1):
Developed technology	19,490
Deferred tax liability	(3,913)
$45,782

(1)	Acquired intangible assets have estimated useful lives of 2 years.

The fair value of consideration transferred is being allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on their corresponding acquisition date, with the remaining unallocated amount recorded as goodwill. The purchase price allocations are preliminary as the Company is in the process of finalizing the intangibles valuation. The goodwill of $28.7 million represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including acquiring an experienced workforce. The goodwill is not deductible for tax purposes.

The financial effect of these acquisitions, individually and in the aggregate, was not material to the condensed consolidated financial statements. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company's condensed consolidated results of operations.

Purchase of Additional Interests

In February 2012, the Company acquired additional interests of two majority-owned subsidiaries for an aggregate purchase price of $9.5 million, including $8.7 million in cash and $0.8 million of Class A common stock. In connection with these purchases, certain subsidiary awards were settled in exchange for cash and shares of stock. As a result, $5.4 million related to the vested liability awards as of the settlement date was equal to the fair value of the consideration transferred. In addition, $1.7 million will be recognized as compensation expense over a service period of two years payable in $0.4 million of cash and $1.3 million of common stock.

In May 2012, the Company acquired additional interests of two majority-owned subsidiaries for an aggregate purchase price of $6.6 million, including $6.0 million in cash and $0.6 million of Class A common stock.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following summarizes the Company's goodwill activity for the six months ended June 30, 2012 (in thousands):

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	North America	International	Consolidated
Balance as of December 31, 2011	$40,731	$126,172	$166,903
Goodwill related to acquisitions	28,672	—	28,672
Other adjustments(1)	102	(3,659)	(3,557)
Balance as of June 30, 2012	$69,505	$122,513	$192,018

(1)	Includes changes in foreign exchange rates for goodwill.

The following summarizes the Company's other intangible assets (in thousands):

	As of December 31, 2011
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$41,272	$12,882	$28,390
Merchant relationships	6,600	6,600	—
Trade names	5,801	5,801	—
Developed technology	5,583	2,151	3,432
Other intangible assets	15,420	1,575	13,845
	$74,676	$29,009	$45,667

	As of June 30, 2012
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$40,244	$16,520	$23,724
Merchant relationships	6,411	6,411	—
Trade names	5,632	5,632	—
Developed technology	24,522	6,380	18,142
Other intangible assets	15,351	2,914	12,437
	$92,160	$37,857	$54,303

Amortization expense for these intangible assets was $5.0 million and $5.5 million for the three months ended June 30, 2011 and 2012 and $10.7 million and $10.0 million for the six months ended June 30, 2011 and 2012, respectively. As of June 30, 2012, the Company's estimated future amortization expense of these intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year Ended December 31,
Remaining amounts in 2012	$11,460
2013	21,579
2014	12,728
2015	6,879
2016	1,657
Thereafter	—
$54,303

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. INVESTMENTS IN EQUITY AND OTHER INTERESTS

The following summarizes the Company's investments in equity interests (in thousands):

	As of December 31, 2011	Percent Ownership of Common Stock	As of June 30, 2012	Percent Ownership of Common and Preferred Stock
E-Commerce King Limited	$49,395	49%	$—	—%
Life Media Limited			128,074	19%
Other investments in equity interests	1,209	50% or less	3,103	50% or less
Total investments in equity interests	$50,604		$131,177
Equity Method Investment in E-Commerce King Limited
In January 2011, the Company acquired 40% of the ordinary shares of E-Commerce King Limited (“E-Commerce”), a company organized under the laws of the British Virgin Islands, in exchange for $4.0 million. The Company entered into the joint venture along with Rocket Asia GmbH & Co. KG (“Rocket Asia”), an entity controlled by former CityDeal shareholders Oliver Samwer, Marc Samwer and Alexander Samwer. Rocket Asia acquired 10% of the ordinary shares in E-Commerce. E-Commerce subsequently established a wholly-owned foreign enterprise that created a domestic operating company headquartered in Beijing, China.
On July 31, 2011, the Company entered into an agreement to purchase additional interests in E-Commerce from Rocket Asia for a purchase price of $45.2 million, consisting of 2,908,856 shares of non-voting common stock. The investment increased the Company's ownership from 40% to 49%.
Throughout 2011 and 2012, the Company made cash investments in E-commerce for an aggregate amount of $32.9 million. As of May 31, 2012, the Company's ownership in E-Commerce was 49.8%.
In June 2012, Life Media Limited (F-tuan), an exempted company incorporated under the laws of the Cayman Islands, with operations in China, acquired E-Commerce. In exchange for its 49.8% interest in E-Commerce and an additional $25.0 million cash consideration, the Company received a 19% interest in F-tuan in the form of common and Series E preferred shares. The Company paid $5.0 million of the cash investment on June 25, 2012 and the remaining amount was paid on July 2, 2012. The liability for the amounts payable to F-tuan as of June 30, 2012 is recorded in “Other current liabilities” on the condensed consolidated balance sheet.
The Company recognized a non-operating pre-tax gain of $56.0 million ($33.0 million after tax), as a result of the transaction, which is included in "Interest and other income, net" on the condensed consolidated statement of operations. The gain represents the excess of the fair value of the Company's 19% investment in F-tuan over the carrying value of its E-Commerce investment as of the date of the transaction and the $25,000,000.0 million cash consideration for the Series E preferred shares.
Cost Method Investment in Life Media Limited
The investment in Life Media Limited or F-tuan is accounted for using the cost method as the Company does not have the ability to exercise significant influence. The total investment was $128.1 million as of June 30, 2012, represents the fair value as of the date of the transaction and is classified as part of "Investments in equity interests" on the condensed consolidated balance sheet. The investment will be adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.

Consolidated Variable Interest in LLC
On May 9, 2011, the Company entered into a collaborative arrangement, amended on January 1, 2012, to create a jointly-owned sales channel with a strategic partner ("Partner") and a limited liability company ("LLC") was established. The Company and its Partner each owns 50% of the LLC and income and cash flows of the LLC are allocated based on agreed upon percentages

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

between the Company and the Partner. The liabilities of the LLC are solely the LLC's obligations and not of the Company or Partner.
The Company's obligations associated with its interests in the LLC are primarily building, maintaining, customizing, managing and operating the LLC website, contributing intellectual property, identifying deals and promoting the sale of deal vouchers, coordinating the fulfillment of deal vouchers in certain instances and providing the record keeping.
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
6. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION
The following summarizes the Company's accrued expenses (in thousands):

	As of December 31, 2011	As of June 30, 2012
Refunds reserve	$67,452	$72,454
Marketing	33,472	17,322
Payroll and benefits	36,404	57,520
Subscriber rewards and credits	36,144	51,952
Professional fees	18,656	17,828
Other	19,879	41,267
	$212,007	$258,343

The following summarizes the Company's other current liabilities (in thousands):

	As of December 31, 2011	As of June 30, 2012
Income taxes payable	$70,861	$54,656
VAT payable	50,554	49,834
Other	23,258	59,202
	$144,673	$163,692

The following summarizes the Company's other non-current liabilities (in thousands):

	As of December 31, 2011	As of June 30, 2012
Long-term tax liabilities	$55,127	$54,303
Other	15,639	20,470
	$70,766	$74,773
7. CONTINGENCIES
The Company's commitments as of June 30, 2012 did not materially change from the amounts set forth in the Company's 2011 Annual Report on Form 10-K.
Legal Matters

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

From time to time, the Company is party to various legal proceedings incident to the operation of its business. For example, the Company is currently involved in proceedings by former employees, intellectual property infringement suits (as discussed below) and suits by customers (individually or as class actions) alleging, among other things, violation of the Credit Card Accountability, Responsibility and Disclosure Act and state laws governing gift cards, stored value cards and coupons. The following is a brief description of the more significant legal proceedings.
On February 8, 2012, the Company issued a press release announcing its expected financial results for the fourth quarter of 2012.  After finalizing its year-end financial statements, the Company announced on March 30, 2012 revised financial results, as well as a material weakness related to deficiencies in its financial statement close process.  The revisions resulted in a reduction to fourth quarter 2011 revenue of $14.3 million. The revisions also resulted in an increase to fourth quarter operating expenses that reduced operating income by $30.0 million, net income by $22.6 million, and earnings per share by $0.04.  Following this announcement, the Company and several of its current and former directors and officers were named as parties to the following outstanding securities and shareholder derivative lawsuits all arising out of the same alleged events and facts.
Five putative federal class action securities complaints have been filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  All five cases are currently pending before the United States District Court for the Northern District of Illinois: Zhang v. Groupon, Inc., et al. was filed on April 3, 2012; Roselli v. Groupon, Inc., et al. was filed on April 3, 2012; Einspahr v. Groupon, Inc., et al. was filed on April 6, 2012; Pedrow v. Groupon, Inc., et al. was filed April 16, 2012; and Cottrell v. Groupon, Inc., et al. was filed April 27, 2012.  All five complaints assert claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Two of the complaints additionally attempt to assert claims pursuant to Section 12(a)(2) of the Securities Act of 1933.  Allegations in the complaints include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter ending December 31, 2011 and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued financial statements. The putative class action lawsuits seek an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief. On June 8, 2012, the court entered an order consolidating all five federal class actions under the caption In re Groupon, Inc. Securities Litigation, Master File No. 12- CV-2450. The court set a schedule for appointment of lead plaintiff and lead counsel, and set deadlines for the filing of a consolidated or amended complaint.  A status conference is scheduled for August 24, 2012, and it is expected that the court will appoint a lead plaintiff at or around this time.  Once appointed, lead plaintiff will have 60 days to file a consolidated or amended complaint.
 In addition, six federal and two state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  All six federal derivative cases are currently pending in the United States District Court for the Northern District of Illinois: Monturano v. Lefkofsky, et al. was filed on April 5, 2012; Wong v. Mason, et al. was filed on April 12, 2012; Potter v. Mason, et al. was filed on April 30, 2012, Martin v. Mason, et al. was filed on May 4, 2012; Lutz v. Mason, et al. was filed on May 14, 2012; and Tipnis v. Mason, et. al. was filed on May 16, 2012.  In the federal derivative complaints, plaintiffs assert claims for breach of fiduciary duty, abuse of control and for unjust enrichment. The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. The derivative complaints generally allege that the defendants breached their fiduciary duties by purportedly mismanaging the Company's business by, among other things, failing to utilize proper accounting controls and, in the case of one of the state derivative lawsuits, by engaging in alleged insider trading of the Company's Class A common stock and misappropriating information. In addition, one state derivative case asserts a claim for unjust enrichment.  The derivative lawsuits purport to seek to recoup for the Company an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief. On May 30, 2012, the federal court entered an order consolidating all six federal derivative actions and appointing lead plaintiff and co-lead counsel, and the consolidated action was subsequently assigned the caption In re: Groupon Derivative Litigation, File No. 12-CV-5300.  On June 20, 2012, the Company and the individual defendants filed a motion requesting that the court stay the federal derivative actions pending resolution of the Federal  Class Actions.   On July 31, 2012, the court granted defendants' motion in part, and stayed the Federal derivative actions pending a separate resolution of upcoming motions to dismiss in the federal class actions.  On June 15, 2012, the state plaintiffs filed a motion to consolidate the state derivative actions, which was granted on July 2, 2012, and on July 5, 2012, the plaintiffs filed a motion for

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

appointment of co-lead plaintiffs and co-lead counsel, which was granted on July 27, 2012.  The parties are currently in discussions regarding a joint stipulation to stay the state derivative actions pending the court's resolution of upcoming motions to dismiss in the Federal class actions.
The parties have agreed to temporarily stay the state derivative actions pending developments in the federal derivative actions. The Company intends to defend all of the securities and shareholder derivative lawsuits vigorously.
In July 2012, a subsidiary of the Company was sued for breach of contract in Berlin, Germany by Fast Group S.A. (“Fast Group”).  Fast Group has sold vouchers for air travel to a subsidiary of the Company for resale by Groupon to Groupon's customers.  The suit alleges that Groupon's subsidiary is in breach of payment obligations to Fast Group of approximately $2.8 million, which represents a portion of the payment obligations contained in agreements entered into between Groupon's subsidiary and Fast Group.  The Company believes it has meritorious defenses to the lawsuit and does not expect any resolution of the lawsuit to be material to its results of operations.
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
Indemnifications
In the normal course of business to facilitate transactions related to its operations, the Company indemnifies certain parties, including lessors and from time to time merchants with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company's bylaws contain similar indemnification obligations to agents.
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
8. STOCKHOLDERS' EQUITY

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The Company's authorized common stock has a par value of $0.0001 per share, and consists of 2,000,000,000 shares designated as Class A common stock, 10,000,000 shares designated as Class B common stock, and 2,010,000 shares designated as common stock. As of June 30, 2012, there were 649,165,744 shares of Class A common stock and 2,399,976 shares of Class B common stock outstanding.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans) are administered by the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of June 30, 2012, 41,258,295 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense of $38.7 million and $27.1 million during the three months ended June 30, 2011 and 2012 and $57.6 million and $55.1 million during the six months ended June 30, 2011 and 2012, respectively, related to stock awards issued under the Plans, acquisition-related awards, and subsidiary awards. The Company also capitalized $1.2 million and $2.5 million of stock-based compensation during the three and six months ended June 30, 2012 in connection with internally developed software. No such amounts were capitalized during the three and six months ended June 30, 2011.
As of June 30, 2012, a total of $229.7 million of unrecognized compensation costs related to unvested stock awards, unvested acquisition-related awards and unvested subsidiary awards are expected to be recognized over the remaining weighted average period of two years.
Stock Award Activity
The table below summarizes the stock option activity during the six months ended June 30, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Outstanding at December 31, 2011	17,870,713	$1.12	8.06	$348,743
Exercised	(5,510,843)	$1.06
Forfeited	(541,534)	$2.43
Expired	(6,801)	$1.84
Outstanding at June 30, 2012	11,811,535	$1.08	7.53	$112,778

Exercisable at June 30, 2012	6,706,370	$0.94	7.35	$64,969

(a)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2011 and June 30, 2012, respectively.

The table below summarizes the restricted stock unit activity during the six months ended June 30, 2012:

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2011	11,944,844	$12.23
Granted	11,046,575	$14.63
Vested	(2,373,129)	$10.06
Forfeited	(1,197,148)	$16.73
Unvested at June 30, 2012	19,421,142	$13.60

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. EARNINGS (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The following tables set forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2011 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
Net loss	$(109,776)	$(223,667)
Redemption of preferred stock in excess of carrying value	—	(34,327)
Adjustment of redeemable noncontrolling interests to redemption value	(6,166)	(15,651)
Less: Net loss attributable to noncontrolling interests	8,536	19,759
Net loss attributable to common stockholders	$(107,406)	$(253,886)
Net loss per share:
Weighted-average shares outstanding for basic and diluted net loss per share(1)	303,414,676	305,626,028
Basic and diluted net loss per share	$(0.35)	$(0.83)

(1)
Stock options, restricted stock units, performance stock units and convertible preferred shares are not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2011 because the Company had a net loss for each period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share.

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables set forth the computation of basic and diluted earnings per share of Class A and Class B common stock for the three and six months ended June 30, 2012 (in thousands, except share amounts and per share amounts):
Insert Title Here

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator
Allocation of net income	33,425	124	29,845	111
Allocation of adjustment of redeemable noncontrolling interests to redemption value	(3,928)	(15)	(11,123)	(42)
Less: Allocation of net income attributable to noncontrolling interests	1,215	5	2,092	8
Allocation of net income attributable to common stockholders	28,282	104	16,630	61
Denominator
Weighted-average common shares outstanding	644,749,561	2,399,976	642,673,606	2,399,976
Basic earnings per share	$0.04	$0.04	$0.03	$0.03

Diluted earnings per share:
Numerator
Allocation of net income attributable to common stockholders	28,282	104	16,630	61
Reallocation of net income attributable to common stockholders as a result of conversion of Class B	104	—	61	—
Allocation of net income attributable to common stockholders	28,386	104	16,691	61
Denominator
Weighted-average common shares outstanding used in basic computation	644,749,561	2,399,976	642,673,606	2,399,976
Conversion of Class B	2,399,976	—	2,399,976	—
Employee stock options	11,794,679	—	12,971,501	—
Restricted shares and RSUs	4,178,493	—	5,185,475	—
Weighted-average diluted shares outstanding	663,122,709	2,399,976	663,230,558	2,399,976
Diluted earnings per share	$0.04	$0.04	$0.03	$0.03

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following outstanding equity awards are not included in the diluted net (loss) earnings per share calculation above because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
Antidilutive equity awards	2011	2012	2011	2012
Stock options	23,226,638	816	23,226,638	816
Restricted stock units	10,968,466	7,909,056	10,968,466	2,499,130
Restricted stock	47,368	—	47,368	—
Convertible preferred shares	293,322,364	—	293,322,364	—
Performance stock units	960,000	—	960,000	—
Total	328,524,836	7,909,872	328,524,836	2,499,946

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
Level 3-Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. These fair value measurements require significant judgment.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company's instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
Cash equivalents - Cash equivalents primarily consisted of AAA-rated money market funds with over night liquidity and no stated maturities. The Company classified cash equivalents as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets.
Short term investments - Short term investments consisted of certificates of deposit held for investment with an original maturity greater than 90 days but less than one year, which are carried at cost and included in “Other current assets” on the condensed consolidated balance sheets. The Company classified short term investments as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets.
Contingent consideration - As of June 30, 2012, the Company had obligations to transfer $6.1 million in contingent payment considerations and $1.2 million in contingent stock issuances to the former owners of certain entities in conjunction with their acquisition, if specified future operational objectives and financial results are met over the next three years. The Company recorded the acquisition-date fair value of these contingent liabilities, based on the likelihood of contingent earn-out payments and stock issuances, as part of the consideration transferred. The earn-out payments and value of stock issuances are subsequently remeasured to fair value each reporting date. For contingent consideration to be settled in cash, the Company used two approaches to value the liabilities. The first is an income approach that is primarily determined based on the present value of future cash flows using internal models. The second is an option pricing methodology within a Black-Scholes framework. For contingent consideration to be settled in a variable number

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

of shares of common stock, the Company used the most recent Groupon stock price as reported on the NASDAQ to determine the fair value of the shares expected to be issued as of December 31, 2011 and June 30, 2012. The Company classified the financial liabilities to be settled in a variable number of shares of common stock as Level 2 as the fair market value of the shares is an observable input that is directly observable in the marketplace. The Company classified the financial liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. Changes in assumptions described above could have an impact on the payout of contingent consideration with a maximum payout being $17.6 million.
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$750,004	$750,004

Liabilities:
Contingent consideration	$13,218		$1,988	$11,230

		Fair Value Measurement at Reporting Date Using
Description	As of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$607,457	$607,457
Short term investments	$3,952	$3,952

Liabilities:
Contingent consideration	$7,325		$1,244	$6,081

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the three and six months ended June 30, 2011 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Beginning balance	$16,568	$7,031	$—	$11,230
Issuance of contingent consideration in connection with acquisitions	—	—	15,920	—
Payments made on contingent liabilities	—	—	—	(4,250)
Change in fair value and other	(648)	(950)	—	(899)
Ending balance	$15,920	$6,081	$15,920	$6,081

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At December 31, 2011 and June 30, 2012, no material fair value adjustments were required for non-financial assets and liabilities.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The fair value of the Company's cost method investment in F-tuan approximates its carrying amount of $128.1 million as of June 30, 2012. The fair value of this nonmarketable equity investment was determined using the income approach. The Company classified the cost method investment as Level 3, due to the lack of relevant observable inputs and market activity.
The Company's other financial instruments not carried at fair value consist primarily of accounts receivable, accounts payable, accrued merchant payable, and accrued expenses. The carrying value of these assets and liabilities approximate their respective fair values as of December 31, 2011 and June 30, 2012, due to their short term nature.
11. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended June 30, 2011, the Company recorded an income tax expense of $1.3 million on a pre-tax loss of $108.4 million, for an effective tax rate of (1.2)%. For the three months ended June 30, 2012, the Company recorded income tax expense of $66.9 million on pre-tax income of $100.4 million, for an effective tax rate of 66.6%.
For the six months ended June 30, 2011, the Company recorded an income tax benefit of $1.7 million on a pre-tax loss of (225.4) million, for an effective tax rate of 0.8%. For the six months ended June 30, 2012, the Company recorded income tax expense of 101.4 million on pre-tax income of 131.4 million , for an effective tax rate of 77.2%.
The Company's U.S. statutory rate is 35%. The Company's effective tax rates for the three and six months ended June 30, 2012, reflect losses which the Company was not able to benefit, the current year expense amortization of taxes paid from the 2011 taxable sale of certain intellectual property rights within the Company's international structure and the tax impact of the gain on the E-Commerce transaction. The Company recognized a tax benefit for the three and six months ended June 30, 2011 as it was able to record a benefit for losses incurred in certain foreign jurisdictions.
The Company's reserve for unrecognized tax benefits, exclusive of interest and penalties, as of June 30, 2012, increased from the balance as of December 31, 2011, by $8.8 million as a result of taxes attributable to current year operations. The Company's total unrecognized tax benefits, if recognized, would impact the Company's income tax expense by $3.2 million and $21.0 million as of December 31, 2011 and June 30, 2012, respectively.
12. SEGMENT INFORMATION
The Company has organized its operations into two principal segments: North America, which represents the United States and Canada; and International, which represents the rest of the Company's global operations. Segment operating results reflect earnings before stock-based compensation, acquisition-related, interest and other income, net, loss on equity-method investees and provision (benefit) for income taxes. Segment information reported below represents the operating segments of the Company for which separate information is available and for which segment results are evaluated regularly by the Company's chief operating decision-maker (i.e., chief executive officer) in assessing performance and allocating resources.
Revenue for each segment is based on the geographic market that sells the Groupons. Revenue and profit or loss information by reportable segment reconciled to consolidated net (loss) income for the three and six months ended June 30, 2011 and 2012 were as follows (in thousands):

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
North America
Revenue(1)	$157,205	$260,181	$293,817	$498,746
Segment operating expenses(2)	167,706	216,752	326,096	415,145
Segment operating (loss) income	(10,501)	43,429	(32,279)	83,601
International
Revenue	235,377	308,154	$394,288	$628,872
Segment operating expenses(2)	287,185	279,649	522,602	572,949
Segment operating (loss) income	(51,808)	28,505	(128,314)	55,923
Consolidated
Revenue	392,582	568,335	$688,105	$1,127,618
Segment operating expenses(2)	454,891	496,401	848,698	988,094
Segment operating (loss) income	(62,309)	71,934	(160,593)	139,524
Stock-based compensation	38,718	27,084	57,582	55,087
Acquisition-related	—	(1,635)	—	(1,687)
Interest and other income, net	(479)	(57,367)	(1,539)	(53,828)
Loss on equity method investees	7,881	3,428	8,763	8,556
(Loss) income before income taxes	(108,429)	100,424	(225,399)	131,396
Provision (benefit) for income taxes	1,347	66,875	(1,732)	101,440
Net (loss) income	$(109,776)	$33,549	$(223,667)	$29,956

(1)
North America contains revenue from the United States of $144.0 million and $243.1 million for the three months ended June 30, 2011 and 2012, respectively and $272.2 million and $468.3 million for the six months ended June 30, 2011 and 2012, respectively.

(2)	Represents operating expenses, excluding stock-based compensation and acquisition-related which are not allocated to segments.

The following summarizes the Company's total assets (in thousands):

	As of December 31, 2011	As of June 30, 2012
North America (1)	$1,076,099	$1,156,012
International (2)	698,377	827,086
Consolidated total assets	$1,774,476	$1,983,098

(1)	North America contains assets from the United States of $1,061.0 million at December 31, 2011 and $1,137.7 million at June 30, 2012.

(2) Total assets located in the Netherlands represented approximately 14% of consolidated total assets. There were no other individual countries located outside of the United States that represented more than 10% of consolidated total assets.

13. RELATED PARTIES
Marketing Services
During 2011, the Company engaged with InnerWorkings, Inc. (“InnerWorkings”) to provide marketing services. The Company's Executive Chairman, Eric P. Lefkofsky, is a director and significant stockholder of InnerWorkings. Amounts paid in advance to InnerWorkings for services which had not yet been expensed as of June 30, 2012 totaled $1.3 million, and were recorded

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

in “Prepaid expenses and other current assets” on the condensed consolidated balance sheet.
Logistics Services
In connection with the Company's expansion of Groupon Goods offerings, during 2012, the Company entered into a transportation and supply chain management agreement with Echo Global Logistics, Inc. ("Echo"). Three of the Company's directors, Peter A. Barris, Eric P. Lefkofsky and Bradley A. Keywell, are either currently are or were in 2012 directors of Echo and have direct and/or indirect ownership interests in Echo. As a result of the agreement, Echo provides services either related to carrier rate negotiation and management, shipping origin and destination coordination, inventory facility set-up and management and supply chain cost analysis. As a result of this agreement, Echo received payments of approximately $0.6 million for its services under the agreement for the six months ended June 30, 2012, which were expensed by the Company through "Cost of revenue" on the condensed consolidated statements of operations. As the Groupon Goods channel has expanded, the Company has hired other outside vendors for logistics services and is in the process of evaluating its arrangement with Echo.
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
Overview
Groupon is a local commerce marketplace that connects merchant partners to consumers by offering goods and services at a discount. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including telephone directories, direct mail, newspaper, radio, television and online advertisements and promotions. By bringing the brick and mortar world of local commerce onto the Internet, Groupon is creating a new way for local merchant partners to attract customers and sell goods and services. We provide consumers with savings and help them discover what to do, eat, see and buy in the places where they live and work.
Each day we email our subscribers discounted offers for goods and services that are targeted by location and personal preferences. Current and potential customers also access our deals directly through our websites and mobile applications. Our revenue from deals where we act as the third party agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon percentage of the purchase price paid to the featured merchant partners, excluding any applicable taxes and net of estimated refunds which are recoverable from the merchant. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer for the Groupon excluding any applicable taxes and net of estimated refunds. In the six months ended June 30, 2011, we generated revenue of $688.1 million, compared to $1,127.6 million in the six months ended June 30, 2012. Revenue has increased as a result of expanding the scale of our business both domestically and internationally. Revenue from our international operations was $394.3 million and $628.9 million in the six months ended June 30, 2011 and 2012, respectively.
We have organized our operations into two principal segments: North America, which represents the United States and Canada, and International, which represents the rest of our global operations. For the six months ended June 30, 2012, we derived 55.8% of our revenue from our International segment, compared to 44.2% from our North America segment. We expect the percentage of revenue derived internationally to continue to be the majority of our revenue in future periods as we continue to expand globally and increase our penetration of the marketing opportunities in countries outside of North America, including those where we are already established.
Primarily as a result of our net losses in prior years, we have an accumulated deficit of $670.8 million as of June 30, 2012. Since our inception, we have driven our growth through substantial investments in infrastructure and marketing to increase customer acquisition. In particular, our net loss in previous years was driven primarily by the rapid expansion of our International segment, which involved investing heavily in upfront marketing, sales and infrastructure related to the build out of our operations in early stage countries. We intend to continue to pursue a strategy of significant investment in this segment and elsewhere in the future, consistent with the strategy we previously employed in North America and Europe.
How We Measure Our Business
We measure our business with several financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the long‑term performance of our marketplace. The key metrics are as follows:
Financial Metrics

•
Revenue. Our third party revenue is derived from deals where we act as the agent and is the purchase price paid by the customer for the Groupon less an agreed upon percentage of the purchase price paid to the featured merchant partner, excluding any applicable taxes and net of estimated refunds which are recoverable from the merchant. Direct revenue, when the Company is selling the product as the merchant of record, is the purchase price paid by the customer, excluding any applicable taxes and net of estimated refunds. We believe revenue is an important indicator for our business because it is a reflection of the amount retained by Groupon excluding payment processing fees, and the value of our service to our merchant partners.

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

Operating Metrics

•
Gross billings. This metric represents the gross amounts collected from customers for third party revenue deals and direct revenue deals, excluding any applicable taxes and net of estimated refunds. We consider this metric to be an important indicator of our growth and business performance as it is a proxy for the dollar volume of transactions through our marketplace, net of tax and refunds which are recoverable from the merchant. Tracking gross billings also allows us to track changes in the percentage of gross billings that we are able to retain after payments to our merchant partners. Gross billings are not equivalent to revenue or any other financial metric presented in our condensed consolidated financial statements.

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

•
Revenue per average active customer. This metric represents the trailing twelve months revenue generated per average active customer. This metric is presented as the revenue generated in the trailing twelve months, divided by the average number of active customers in such time period. Although we believe revenue, not trailing twelve months revenue per average active customer, is a better indication of the overall growth of our business, trailing twelve month revenue per average active customer provides an opportunity to evaluate whether our average customer is purchasing deals with a higher or lower commission profile to Groupon.

	Trailing Twelve Months Ended June 30,
	2011	2012
Operating Metrics:
Gross billings (in thousands) (1)	$2,206,964	$5,029,554
TTM Active customers (in thousands) (2)	23,037	38,046
TTM Gross billings per average active customer(3)	$173.59	$164.68
Revenue per average active customer(4)	$74.10	$67.12

(1)	Reflects the gross amounts collected from customers for Groupons sold, excluding any applicable taxes and net of estimated refunds, in the applicable period.

(2)	Reflects the total number of unique accounts that have purchased Groupons during the trailing twelve months.

(3)	Reflects the total gross billings generated in the trailing twelve months per average active customer in the applicable period.

(4)	Reflects the revenue generated in the trailing twelve months per average active customer in the applicable period.

Factors Affecting Our Performance

Customer acquisition costs. We must continue to acquire and retain customers who purchase Groupons in order to increase revenue and achieve profitability. If consumers do not perceive our Groupon offerings to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In our limited operating history, we have not incurred significant marketing or other expense on initiatives designed to re-activate customers or increase the level of purchases by our existing customers. If such expenditures or initiatives become necessary to maintain a desired level of activity in our marketplace, our business and profitability could be adversely affected.
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
Competitive pressure. Our growth and geographical expansion have drawn a significant amount of attention to our business model. As a result, a substantial number of companies that attempt to replicate our business model have emerged around the world. We expect new competitors to emerge. In addition to such competitors, we expect to increasingly compete against other large Internet and technology‑based businesses that have launched initiatives which are directly competitive to our business. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests.
Investment in growth. We have been a high-growth company and have aggressively invested, and intend to continue to invest, to support this growth. As a result, we have incurred net losses in the majority of quarters since our inception. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to increase the number and variety of deals we offer each day, broaden our customer base, expand our marketing channels, expand our operations, hire additional employees and develop our technology.
Pace and effectiveness of expansion. We have grown our business rapidly since inception, adding new customers and markets both domestically and internationally. Our International operations are critical to our revenue growth and our ability to achieve profitability. For the six months ended June 30, 2011 and 2012, 57.3% and 55.8%, respectively, of our revenue was generated from our International operations. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. International acquisitions also expose us to a variety of execution risks. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our traditional business model.
Basis of Presentation
Our basis of presentation is discussed in "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2012. We updated our presentation of revenue in this Quarterly Report on Form 10-Q. Refer to Note 1 of the condensed consolidated financial statements where we discuss additional interim updates to the significant accounting policies for the three and six months ended June 30, 2011 and 2012.

Results of Operations
Comparison of the Six Months Ended June 30, 2011 and 2012:

	Six Months Ended June 30,
	2011	2012
	(in thousands)
Third party and other revenue	$688,105	$1,043,038
Direct revenue	—	84,580
Total revenue	688,105	1,127,618
Costs and expenses:
Cost of revenue	94,568	254,682
Marketing	442,824	205,022
Selling, general and administrative	368,888	583,477
Acquisition-related	—	(1,687)
Total operating expenses	906,280	1,041,494
(Loss) income from operations	(218,175)	86,124
Interest and other income, net	1,539	53,828
Loss on equity method investees	(8,763)	(8,556)
(Loss) income before provision for income taxes	(225,399)	131,396
Provision (benefit) for income taxes	(1,732)	101,440
Net (loss) income	(223,667)	29,956
Less: Net loss (income) attributable to noncontrolling interests	19,759	(2,100)
Net (loss) income attributable to Groupon, Inc.	(203,908)	27,856
Redemption of preferred stock in excess of carrying value	(34,327)	—
Adjustment of redeemable noncontrolling interests to redemption value	(15,651)	(11,165)
Net (loss) income attributable to common stockholders	$(253,886)	$16,691
Operating Expenses
Operating expenses with and without stock-based compensation are follows (in thousands):

	For the Six Months Ended June 30,
	2011			2012
	As reported	Stock-based compensation	Net	As reported	Stock-based compensation	Net
	(in thousands)
Cost of revenue	$94,568	$(424)	$94,144	$254,682	$(1,497)	$253,185
Marketing	442,824	(986)	441,838	205,022	(1,372)	203,650
Selling, general and administrative	368,888	(56,172)	312,716	583,477	(52,218)	531,259
Acquisition-related	—	—	—	(1,687)	—	(1,687)
Total operating expenses	$906,280	$(57,582)	$848,698	$1,041,494	$(55,087)	$986,407
Foreign exchange rate neutral operating results

The effect on the Company's condensed consolidated statements of operations from changes in exchange rates versus the U.S. dollar is as follows:

	Six Months Ended June 30, 2012
	At Avg.	Exchange
	Q2 2011 YTD	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Revenue	$1,187,851	$(60,233)	$1,127,618
Costs and expenses	1,100,483	(58,989)	1,041,494
Income from operations	$87,368	$(1,244)	$86,124

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.
Gross Billings
For the six months ended June 30, 2011 and 2012, our gross billings were $1,597.4 million and $2,641.5 million, respectively, reflecting a growth rate of 65.4%. Gross billings have increased due to an increase in the volume of transactions related to both global expansion and a deeper penetration of markets in the countries in which we are already established. We also have seen strong growth in our traditional deals business in addition to our goods, travel and entertainment channels.
Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for each of the periods was as follows:

	Six Months Ended June 30,
	2011	2012
	(dollars in thousands)
Third party	$686,981	$1,031,923
Direct	—	84,580
Other	1,124	11,115
Revenue	$688,105	$1,127,618

Third Party Revenue
Third party revenue increased by $344.9 million to $1,031.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. In addition to expanding the scale of our business domestically and internationally through acquiring businesses and entering new markets, several other initiatives have driven revenue growth over the recent period. We also increased our total marketing spend significantly in 2011, focusing on acquiring customers through online channels, such as social networking websites and search engines, which we believe contributed to the increase in revenue during the six months ended June 30, 2012. We also added substantially to our sales force in early 2012, allowing us to increase the number of merchant partner relationships, the volume of deals we offer on a daily basis on our websites and the quality of deals we offer to our customers.
Direct Revenue

Direct revenue was $84.6 million for the six months ended June 30, 2012, compared to $0 in the comparative period due to the launch of Groupon Goods in the second half of 2011. We expect direct revenue deals to continue to grow significantly throughout 2012 through the continued growth of our Groupon Goods business.
Other Revenue
Other revenue increased by $10.0 million to $11.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Other revenue consists primarily of non-merchant advertising revenue which has increased with the growth of the business.

Revenue by Segment

Revenue for each of the periods presented by segment was as follows:

	Six Months Ended June 30,
	2011	% of total	2012	% of total
	(thousands)
North America	$293,817	42.7%	$498,746	44.2%
International	394,288	57.3%	628,872	55.8%
Revenue	$688,105	100.0%	$1,127,618	100.0%

Revenue increased by $439.5 million to $1,127.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. In addition to expanding the scale of our business domestically and internationally through acquiring businesses and entering new markets, several other initiatives have driven revenue growth over the recent period. Our historical marketing spend, which focused on acquiring customers through online channels such as social networking websites and search engines, has contributed to our large revenue growth in the period. In addition, through our daily emails we have been increasingly targeting customers by sending them deals for specific locations and personal preferences. We also added substantially to our sales force in early 2012, allowing us to increase the number of merchant partner relationships, the volume of deals we offer on a daily basis on our websites and the quality of deals we offer to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the six month ended June 30, 2012 was $60.2 million.
North America
North America segment revenue increased by $204.9 million to $498.7 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase in revenue is reflective of strong growth in our deals business domestically, which was largely attributable to an increase in active customers and an increase in direct revenue.
International
International segment revenue increased by $234.6 million to $628.9 million for the six months ended June 30, 2012 as compared to June 30, 2011. We have continued to expand globally and increase our penetration of the marketing opportunities in countries outside of North America, including those where we are already established. As a result of the entry into new markets and growth in existing markets, we were able to grow our deals business significantly in the first half of 2012.
Cost of Revenue

Cost of revenue increased by $160.1 million to $254.7 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, and was directly related to the growth in revenue. The increase in cost of revenue was primarily driven by the cost of consumer products related to direct revenue deals which did not exist during the six months ended June 30, 2011 and refunds which are not recoverable from the merchant. In addition, there was an increase in credit card processing fees, editorial salary costs and Internet processing fees. Increases in credit card processing fees, refunds and internet processing fees are driven by higher merchant partner transaction volumes. Cost of revenue also increased due to significant additions to our editorial staff and increased email distribution costs as a result of our larger subscriber base.

Marketing

For the six months ended June 30, 2011 and 2012, our marketing expense was $442.8 million and $205.0 million, respectively. Marketing expense as a percentage of revenue for each of the periods presented is as follows:

	Six Months Ended June 30,
	2011	% of Segment Revenue	2012	% of Segment Revenue
	(dollars in thousands)
North America	$161,588	55.0%	$65,431	13.1%
International	281,236	71.3%	139,591	22.2%
Marketing	$442,824		$205,022

We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving volume of transactions. We invested heavily in customer acquisition in the six months ended June 30, 2011, specifically in our International segment. In 2010, we began our international expansion and subsequently made significant marketing investments in our International segment to accelerate growth and establish our presence in new markets. Therefore, marketing as a percentage of revenue for six months ended June 30, 2011 is higher than the comparable period in 2012. Marketing expense as a percentage of revenue for the six months ended June 30, 2012 has decreased due to efficiencies we have realized from building a subscriber base and shifting our marketing spend to customer activation. Improved execution, word-of-mouth customer marketing benefits and mix shift from customer acquisition spend to direct marketing spend are all contributors to the improvement.
Marketing expense for each of the periods presented by segment is as follows:

	Six Months Ended June 30,
	2011	% of total	2012	% of total
	(dollars in thousands)
North America	$161,588	36.5%	$65,431	31.9%
International	281,236	63.5%	139,591	68.1%
Marketing	$442,824	100.0%	$205,022	100.0%
Our marketing expense decreased by $237.8 million to $205.0 million, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. For the the six months ended June 30, 2011, subscriber acquisition still comprised the primary portion of our marketing spend. This was particularly true in the international markets as we were still in the early phases of building our customer base in those markets. As those markets have developed over the last twelve months, we have begun to shift our marketing spend from subscriber acquisition marketing to activation, and as a result, overall marketing expense decreased for the six months ended June 30, 2012.
North America
North America segment marketing expense decreased from $161.6 million to $65.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The significant decrease was primarily attributable to a decrease in online marketing spend. This reflects both the continued move from subscriber acquisition marketing to activation, and our improving efficiency in our core operations. For the six months ended June 30, 2012, marketing expense as a percentage of revenue for the North America segment was 13.1% as compared to 55.0% for the six months ended June 30, 2011. The decrease in marketing expenses as a percentage of revenue is due to efficiencies we have seen from the investments we made in 2011.
International
International segment marketing expense decreased from $281.2 million to $139.6 million for the six months ended June 30, 2012 as compared to the the six months ended June 30, 2011. The significant decrease was primarily attributable to a decrease in online marketing spend. This reflects both the continued execution against our plan to move from subscriber acquisition marketing to activation, and our commitment to improving efficiency in our core operations. For the six months ended June 30, 2012, marketing expense as a percentage of revenue for the International segment was 22.2% as compared to 71.3% for the six months ended June 30, 2011. The decrease in marketing expense as a percentage of revenue is due to efficiencies we have seen from the investments we made in 2011.
Selling, General and Administrative

For the six months ended June 30, 2011 and 2012, our selling general and administrative expense was $368.9 million and $583.5 million, respectively. The increases in selling, general and administrative expense were principally related to the build out of our global sales force, investments in technology and investments in our corporate infrastructure necessary to support our current and anticipated growth. For the six months ended June 30, 2012, selling, general and administrative expense as a percentage of revenue was 51.7%, as compared to 53.6% for the six months ended June 30, 2011. Selling, general and administrative expense as a percentage of revenue has decreased from the comparative period of the prior year as we built out our sales force through 2011 due to large growth in the period. Compared to the six months ended June 30, 2011, selling, general and administrative expenses have decreased as a percentage of revenue as the productivity of our sales force continues to improve. We are continuously refining our sales management and selling processes and additionally we are introducing new products and services facilitating deeper customer and merchant partner engagement. Over time, as our operations develop in a greater percentage of our markets, we expect that our selling, general and administrative expense will continue to decrease as a percentage of revenue.
For the six months ended June 30, 2012, our selling, general and administrative expense increased by $214.6 million to $583.5 million, an increase of 58.2% from the comparable period of the prior year. The increase in selling, general and administrative expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to increases in wages and benefits, consulting and professional fees, depreciation, rent expense and system maintenance expenses. Additionally, selling, general and administrative expenses as a percentage of revenue for our International segment were significantly higher than for our North America segment. This was primarily a result of the build out of our international operations, including our sales force, to support anticipated future revenue growth.
Wages and benefits (excluding stock‑based compensation) increased by $142.1 million to $324.2 million for the six months ended June 30, 2012 as we continued to add sales force and administrative staff to support our business. Stock‑based compensation costs decreased to $52.2 million for the six months ended June 30, 2012 from $56.2 million for the six months ended June 30, 2011 due to the settlement of liability awards issued through international acquisitions. Our consulting and professional fees increased in the first half of 2012 primarily related to higher legal and technology‑related costs. Depreciation and rent expense increased $21.6 million for the period primarily due to our expansion during 2011 and the first half of 2012. There was a $14.1 million increase in system maintenance in the first half of 2012 as a result of investments in technology and investments in our corporate infrastructure.
Acquisition‑Related
For the six months ended June 30, 2012, our acquisition-related costs resulted in a net gain of $1.7 million, primarily relating to a decrease in the fair value of contingent consideration liabilities from business acquisitions. See Note 10 "Fair Value Measurements".
(Loss) Income from Operations
For the six months ended June 30, 2011 and 2012, our results from operations was a $218.2 million loss from operations and $86.1 million of income from operations, respectively. The change in loss from operations to income from operations for the comparable period is primarily due to increased revenue and reduced marketing expenses. We recognized income from operations for the six months ended June 30, 2012 as the Company was able to continue to generate revenue from subscribers and customers acquired in prior periods from marketing, sales and infrastructure investments. The unfavorable impact on income from operations from year-over-year changes in foreign exchange rates for the six months ended June 30, 2012 was $1.2 million.

North America
Segment operating income in our North America segment increased by $115.9 million from a segment operating loss of $32.3 million in the six months ended June 30, 2011 to $83.6 million of segment operating income for the six months ended June 30, 2012. The increase in the segment operating income was primarily attributable to our expansion within North America and increased performance from our Groupon Goods channel. We invested heavily in marketing, sales and infrastructure in prior periods related to the build out of our operations. These investments have contributed to our segment operating income reported in the current period.
International
Segment operating income in our International segment increased by $184.2 million from a segment operating loss of$128.3 million in the six months ended June 30, 2011 to $55.9 million of segment operating income for the six months ended June 30, 2012. The International segment operating loss in the six months ended June 30, 2011 was driven by our rapid expansion in the segment during that year. In 2011, we made significant marketing investments in our International segment to accelerate growth and establish our presence in new markets. In the six months ended June 30, 2012, we have generated income as result of the investments we have made.
Interest and Other Income, net
Interest and other income, net, consists of foreign currency transaction gains or losses, interest earned on cash and cash equivalents and other non-operational gains and losses.

For the six months ended June 30, 2011 and 2012 , our interest and other income, net was $1.5 million and $53.8 million , respectively. The increase for the period was primarily due to the $56.0 million pre-tax gain realized as a result of the E-Commerce transaction. See Note 5 "Investments in Equity and Other Interests". The increase was offset by foreign currency loss incurred of $1.1 million.
Provision (Benefit) for Income Taxes

For the six months ended June 30, 2011 and 2012, we recorded a $1.7 million income tax benefit and a $101.4 million income tax provision, respectively.
The effective tax rates for the six months ended June 30, 2011 and 2012 were 0.8% and 77.2%, respectively. The effective tax rate for the six months ended June 30, 2012 reflects foreign losses that we were not able to benefit, the current year expense amortization of taxes paid from the 2011 taxable sale of certain intellectual property rights within the Company's international structure and the tax impact of the gain on the E-Commerce transaction. The Company recognized a tax benefit for the six months ended June 30, 2011 as the Company was able to record a benefit for losses incurred in certain foreign jurisdictions.
Our estimated annual effective tax rate is revised quarterly and is based upon a number of significant estimates and judgments, including the Company's forecasted annual income (loss) before income taxes in each tax jurisdiction in which we operate. Our effective tax rate could vary significantly between quarters and could be adversely affected if actual results vary from forecasted results. This could occur if we have greater earnings in countries with higher statutory rates or if we have additional losses in countries where we cannot recognize a tax benefit.
We periodically assess the assumptions used in valuing our deferred tax assets. Changes in these assumptions as well as changes in the relevant tax laws, regulations, or accounting principles can also cause variability in our effective tax rate.

Results of Operations
Comparison of the Three Months Ended June 30, 2011 and 2012:

	Three Months Ended June 30,
	2011	2012
	(in thousands)
Third party and other revenue	$392,582	$502,985
Direct revenue	—	65,350
Total revenue	392,582	568,335
Costs and expenses:
Cost of revenue	54,803	135,184
Marketing	212,739	88,407
Selling, general and administrative	226,067	299,894
Acquisition-related	—	(1,635)
Total operating expenses	493,609	521,850
(Loss) income from operations	(101,027)	46,485
Interest and other income, net	479	57,367
Loss on equity method investees	(7,881)	(3,428)
(Loss) income before provision for income taxes	(108,429)	100,424
Provision (benefit) for income taxes	1,347	66,875
Net (loss) income	(109,776)	33,549
Less: Net loss (income) attributable to noncontrolling interests	8,536	(1,220)
Net (loss) income attributable to Groupon, Inc.	(101,240)	32,329
Redemption of preferred stock in excess of carrying value	(6,166)	(3,943)
Adjustment of redeemable noncontrolling interests to redemption value	$(107,406)	$28,386
Operating Expenses
Operating expenses with and without stock-based compensation are follows (in thousands):

	For the Three Months Ended June 30,
	2011			2012
	As reported	Stock-based compensation	Net	As reported	Stock-based compensation	Net
	(in thousands)
Cost of revenue	$54,803	$(212)	$54,591	$135,184	$(1,015)	$134,169
Marketing	212,739	(493)	212,246	88,407	(646)	87,761
Selling, general and administrative	226,067	(38,013)	188,054	299,894	(25,423)	274,471
Acquisition-related	—	—	—	(1,635)	—	(1,635)
Total operating expenses	$493,609	$(38,718)	$454,891	$521,850	$(27,084)	$494,766
Foreign exchange rate neutral operating results

The effect on the Company's condensed consolidated statements of operations from changes in exchange rates versus the U.S. dollar is as follows:

	Three Months Ended June 30, 2012
	At Avg.	Exchange
	Q2 2011	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Revenue	$600,764	$(32,429)	$568,335
Costs and expenses	554,076	(32,226)	521,850
Income from operations	$46,688	$(203)	$46,485

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.
Gross Billings
For the three months ended June 30, 2011 and 2012, our gross billings were $929.2 million and $1,286.7 million, respectively, reflecting a growth rate of 38.5%. Gross billings have increased due to an increase in the volume of transactions related to both global expansion and a deeper penetration of markets in the countries in which we are already established. We also have seen growth in our daily deals business in addition to our travel, goods and entertainment channels.
Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for each of the periods was as follows:

	Three Months Ended June 30,
	2011	2012
	(in thousands)
Third party	$392,005	$496,677
Direct	—	65,350
Other	577	6,308
Revenue	$392,582	$568,335

Third Party
Third party revenue increased by $104.7 million to $496.7 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. In addition to expanding the scale of our business domestically and internationally through acquiring businesses and entering new markets, several other initiatives have driven revenue growth over the recent period. We increased our total marketing spend significantly in the prior period, focusing on acquiring customers through online channels such as social networking websites and search engines. We also added substantially to our sales force in early 2012, allowing us to increase the number of merchant partner relationships, the volume of deals we offer on a daily basis on our websites and the quality of deals we offer to our customers.
Direct

Direct revenue was $65.4 million for the three months ended June 30, 2012, compared to $0 in the comparative period due to the launch of Groupon Goods in the second half of 2011. We expect direct revenue deals to continue to grow significantly throughout 2012 through the continued growth of our Groupon Goods business.
Other Revenue
Other revenue increased by $5.7 million to $6.3 million for the three months ended June 30, 2012 compared to $0.6 million for the three months ended June 30, 2011. Other revenue consists primarily of non-merchant advertising revenue which has increased with growth of the business.

Revenue by Segment

Revenue for each of the periods presented by segment was as follows:

	Three Months Ended June 30,
	2011	% of total	2012	% of total
	(dollars in thousands)
North America	$157,205	40.0%	$260,181	45.8%
International	235,377	60.0%	308,154	54.2%
Revenue	$392,582	100.0%	$568,335	100.0%

Revenue increased by $175.8 million to $568.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. In addition to expanding the scale of our business domestically and internationally through acquiring businesses and entering new markets, several other initiatives have driven revenue growth over the recent period. Our historical marketing spend which focused on acquiring customers through online channels such as social networking websites and search engines, has contributed to our large revenue growth in the period. In addition, through our daily emails we have been increasingly targeting customers by sending them deals for specific locations and personal preferences. We also added substantially to our sales force in early 2012, allowing us to increase the number of merchant partner relationships, the volume of deals we offer on a daily basis on our websites and the quality of deals we offer to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2012 was $32.4 million.
North America
North America segment revenue increased by $103.0 million to $260.2 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2012. The increase in revenue is reflective of strong growth in our deals business domestically, which was largely attributable to an increase in active customers and an increase in direct revenue.
International
International segment revenue increased by $72.8 million to $308.2 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. We have continued to expand globally and increase our penetration of the marketing opportunities in countries outside of North America, including those where we are already established. As a result of the entry into new markets and growth in existing markets, we were able to grow our deals business significantly from June 30, 2011 through June 30, 2012.
Cost of Revenue

Cost of revenue increased by $80.4 million to $135.2 million for the three months ended June 30, 2012 as compared to the three months ended June 30 2011, and was directly related to the growth in revenue. The increase in cost of revenue was primarily driven by the cost of consumer products related to direct revenue deals which did not exist during the three months ended June 30, 2011 and refunds which are not recoverable from the merchant. In addition, there was an increase in credit card processing fees, editorial salary costs and Internet processing fees. Increases in credit card processing fees, refunds and internet processing fees are driven by higher merchant partner transaction volumes. Cost of revenue also increased due to significant additions to our editorial staff and increased email distribution costs as a result of our larger subscriber base.
Marketing

For the three months ended June 30, 2011 and 2012, our marketing expense was $212.7 million and $88.4 million, respectively. Marketing expense as a percentage of revenue for each of the periods presented is as follows:

	Three Months Ended June 30,
	2011	% of Segment Revenue	2012	% of Segment Revenue
	(dollars in thousands)
North America	$70,159	44.6%	$30,709	11.8%
International	142,580	60.6%	57,698	18.7%
Marketing	$212,739		$88,407

We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving the volume of transactions. We invested heavily in customer acquisition in the three months ended June 30, 2011, specifically in our International segment. In 2010, we began our international expansion and subsequently made significant marketing investments in our International segment to accelerate growth and establish our presence in new markets. Therefore, marketing as a percentage of revenue for three months ended June 30, 2011 is higher than the comparable period in 2012. Marketing expense as a percentage of revenue for the three months ended June 30, 2012 has decreased due to efficiencies we have realized from successfully building a subscriber base and now shifting our marketing spend to customer activation. Improved execution, word-of-mouth customer marketing benefits and mix shift from customer acquisition spend to direct marketing spend are all contributors to the improvement.
Marketing expense for each of the periods presented by segment is as follows:

	Three Months Ended June 30,
	2011	% of total	2012	% of total
	(dollars in thousands)
North America	$70,159	33.0%	$30,709	34.7%
International	142,580	67.0%	57,698	65.3%
Marketing	$212,739	100.0%	$88,407	100.0%
Our marketing expense decreased by $124.3 million to $88.4 million, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. For the three months ended June 30, 2011, subscriber acquisition still comprised the primary portion of our marketing spend. This was particularly true in the international markets as we were still in the early phases of building our customer base in those markets. As those markets have developed over the last twelve months, we have begun to shift our marketing spend from subscriber acquisition marketing to activation, and as a result, overall marketing expense decreased for the three months ended June 30, 2012.
North America
North America segment marketing expense decreased from $70.2 million to $30.7 million for the three months ended June 30, 2012 as compared to the the three months ended June 30, 2011. The significant decrease was primarily attributable to a decrease in online marketing spend. This reflects both the move from subscriber acquisition marketing to activation, and improving efficiency in our core operations. For three months ended June 30, 2012, marketing expense as a percentage of revenue for the North America segment was 11.8% as compared to 44.6% for the three months ended June 30, 2011. The decrease in marketing expenses as a percentage of revenue is due to results we have seen from the investments we made in 2011.
International
International segment marketing expense decreased from $142.6 million to $57.7 million for the three months ended June 30, 2012 as compared to the the three months ended June 30, 2011. The significant decrease was primarily attributable to a decrease in online marketing spend. This reflects both the move from subscriber acquisition marketing to activation, and improving efficiency in our core operations. For the three months ended June 30, 2012, marketing expense as a percentage of revenue for the International segment was 18.7% as compared to 60.6% for the three months ended June 30, 2011. The decrease in marketing expense as a percentage of revenue is due to results we have seen from the investments we made throughout 2011 and the first quarter of 2012.
Selling, General and Administrative

For the three months ended June 30, 2011 and 2012, our selling general and administrative expense was $226.1 million and $299.9 million, respectively. The increases in selling, general and administrative expense were principally related to the build out of our global sales force, investments in technology and investments in our corporate infrastructure necessary to support our current and anticipated growth. For the three months ended June 30, 2012, selling, general and administrative expense as a percentage of revenue was 52.8%, as compared to 57.6% for the three months ended June 30, 2011. Selling, general and administrative expense as a percentage of revenue has decreased from the comparative period of the prior year as we built out our sales force through 2011 due to large growth in the period. Compared to the three months ended June 30, 2011, selling, general and administrative expenses have decreased as a percentage of revenue as the productivity of our sales force continues to improve. We are continuously refining our sales management and selling processes and additionally we are introducing new products and services facilitating deeper customer and merchant partner engagement. Over time, as our operations develop in a greater percentage of our markets, we expect that our selling, general and administrative expense will continue to decrease as a percentage of revenue.
For the three months ended June 30, 2012, our selling, general and administrative expense increased by $73.8 million to $299.9 million, an increase of 32.7% from the second quarter of the prior year. The increase in selling, general and administrative expense for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to increases in wages and benefits, consulting and professional fees, depreciation, rent expense and system maintenance expenses. Additionally, selling, general and administrative expenses as a percentage of revenue for our International segment were significantly higher than for our North America segment. This was primarily a result of the build out of our international operations, including our sales force, to support anticipated future revenue growth.
Wages and benefits (excluding stock‑based compensation) increased by $49.6 million to $164.1 million for the three months ended June 30, 2012 as we continued to add sales force and administrative staff to support our business. Stock‑based compensation costs decreased to $25.4 million for the three months ended June 30, 2012 from $38.0 million for the three months ended June 30, 2011 due to the settlement of liability awards issued through international acquisitions. Our consulting and professional fees increased in the second quarter of 2012 primarily related to higher legal and technology‑related costs. Depreciation and rent expense increased $9.6 million for the period primarily due to our expansion during 2011 and the second quarter of 2012. There was a $6.2 million increase in system maintenance for the second quarter of 2012 as compared to the prior period as a result of investments in technology and investments in our corporate infrastructure.
Acquisition‑Related
For the three months ended June 30, 2012, our acquisition-related costs resulted in a net gain of $1.6 million, primarily relating to a decrease in fair value of contingent consideration liabilities from business acquisitions. See Note 10 "Fair Value Measurements".
(Loss) Income from Operations
For the three months ended June 30, 2011 and 2012, our results from operations was a $101.0 million loss from operations and $46.5 million of income from operations, respectively. The change in loss from operations to income from operations for the comparable period is primarily due to increased revenue and decreased marketing expenses. We recognized income from operations for the three months ended June 30, 2012 as the Company was able to continue to generate revenue from subscribers and customers acquired in prior periods from marketing, sales and infrastructure investments. The unfavorable impact on operating income from operations from year-over-year changes in foreign exchange rates for the three months ended June 30, 2012 was $0.2 million.
North America
Segment operating income in our North America segment increased by $53.9 million from a segment operating loss of $10.5 million in the three months ended June 30, 2011 to $43.4 million of segment operating income for the three months ended June 30, 2012. The increase in the segment operating income was primarily attributable to our expansion within North America and increased performance of our Groupon Goods channel. We invested heavily in marketing, sales and infrastructure in prior periods related to the build out of our operations. These investments have contributed to our segment operating income reported in the current period.
International
Segment operating income in our International segment increased by $80.3 million from a segment operating loss of$51.8 million in the three months ended June 30, 2011 to $28.5 million of segment operating income for the three months ended June 30, 2012. The International segment operating loss in the three months ended June 30, 2011 was driven by our rapid expansion in the segment during that year. In 2011, we made significant marketing investments in our International segment to accelerate growth and establish our presence in new markets. In the three months ended June 30, 2012, we have generated income as result of these investments made in the previous year.
Interest and Other Income, net
Interest and other income, net, consists of foreign currency transaction gains or losses, interest earned on cash and cash equivalents and other non-operational gains and losses.

For the three months ended June 30, 2011 and 2012 , our interest and other income, net was $0.5 million and $57.4 million, respectively. The increase for the period was primarily due to the $56.0 million gain realized on the E-Commerce transaction. See Note 5 "Investments in Equity and Other Interests".

Provision (Benefit) for Income Taxes

For the three months ended June 30, 2011 and 2012, the Company recorded a $1.3 million income tax provision and a $66.9 million income tax provision, respectively.
The effective tax rates for the three months ended June 30, 2011 and 2012 were (1.2)% and 66.6%, respectively. The effective tax rate for the three months ended June 30, 2012 reflects foreign losses which we were not able to benefit, the current year expense amortization of taxes paid from the 2011 taxable sale of certain intellectual property rights within the Company's international structure and the tax impact of the gain on the E-Commerce transaction. The Company recognized a tax benefit for the three months ended June 30, 2011 as the Company was able to record a benefit for losses incurred in certain foreign jurisdictions.
Our estimated annual effective tax rate is revised quarterly and is based upon a number of significant estimates and judgments, including the Company's forecasted annual income (loss) before income taxes in each tax jurisdiction in which we operate. Our effective tax rate could vary significantly between quarters and could be adversely affected if actual results vary from forecasted results. This could occur if we have greater earnings in countries with higher statutory rates or if we have additional losses in countries where we cannot recognize a tax benefit.
We periodically assess the assumptions used in valuing the Company's deferred tax assets. Changes in these assumptions as well as changes in the relevant tax laws, regulations, or accounting principles can also cause variability in our effective tax rate.
Non-GAAP Financial Measures

We use consolidated segment operating (loss) income and free cash flow as key non-GAAP financial measures. Consolidated segment operating (loss) income and free cash flow are used in addition to and in conjunction with results presented in accordance with U.S. GAAP and should not be relied upon to the exclusion of U.S. GAAP financial measures.

Consolidated segment operating (loss) income. Consolidated segment operating (loss) income is the consolidated operating (loss) income of our two segments, North America and International, excluding acquisition-related costs and stock-based compensation expense. Acquisition-related costs are non-cash items related to certain of our acquisitions. Stock-based compensation expense is a non-cash item. As reported under U.S. GAAP, we do not allocate stock‑based compensation and acquisition‑related expense to our segments. We use consolidated segment operating (loss) income to allocate resources and evaluate performance internally.
We consider consolidated segment operating (loss) income to be an important measure for management to evaluate the performance of our business as it excludes certain non-cash expenses. We believe it is important to view consolidated segment operating (loss) income as a complement to our entire condensed consolidated statements of operations. When evaluating our performance, you should consider consolidated segment operating (loss) income as a complement to other financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results.

The following is a reconciliation of consolidated segment operating (loss) income to the most comparable U.S. GAAP measure, ‘‘(Loss) income from operations,’’ for the three and six months ended June 30, 2011 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
(Loss) income from operations	$(101,027)	46,485	$(218,175)	$86,124
Adjustments:
Stock-based compensation(1)	38,718	27,084	57,582	55,087
Acquisition-related(2)	—	(1,635)	—	(1,687)
Total adjustments	38,718	25,449	57,582	53,400
Consolidated segment operating (loss) income	$(62,309)	$71,934	$(160,593)	$139,524

(1)	Represents non-cash stock-based compensation expense recorded within selling, general and administrative expense, cost of revenue and marketing expense.

(2)	Represents non-cash charges for remeasurement of the fair value of contingent consideration related to acquisitions made by the Company in 2010 and 2011.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, "Net cash provided by operating activities," for the six months ended June 30, 2011 and 2012:

	Six Months Ended June 30,
	2011	2012
	(in thousands)
Net cash provided by operating activities	$56,959	$159,029
Purchases of property and equipment	(21,202)	(39,792)
Free cash flow	$35,757	$119,237

Net cash used in investing activities	$(69,478)	$(106,597)
Net cash provided in financing activities	$111,684	$15,883

Liquidity and Capital Resources
As of June 30, 2012, we had $1,185.8 million in cash and cash equivalents, which primarily consisted of cash and money market accounts.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows from operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. We have also funded our working capital requirements with cash flow from operations. We generated positive cash flow from operations for the six months ended June 30, 2011 and 2012 and we expect cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make additional acquisitions, purchase capital expenditures and meet our other cash operating needs. Cash flow from operations was $57.0 million, and $159.0 million for the six months ended June 30, 2011 and 2012, respectively.

Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for the next twelve months.
Anticipated Uses of Cash
Our priority in 2012 is to continue to aggressively invest in the business by making additional investments in technology and innovations and by shifting our marketing spend from subscriber acquisition to customer activation in both our North America and International segments. In addition, we plan to expand our sales force and continue to acquire or make strategic investments in complementary businesses that add to our customer base or provide incremental technology or talent or both.
In order to support our overall global expansion, we expect to make significant investments in our corporate facilities and technology development during 2012. Through the date of this filing, we acquired eight businesses for an aggregate purchase price of $45.8 million, of which $40.3 million, net of cash acquired, was paid for in cash and we expect to continue to use cash to make acquisitions.
We currently plan to fund these investments in our North America and International segments with our available cash and cash equivalents balance and cash flows generated from the respective operations during this year. We do not intend to pay dividends in the foreseeable future.
Cash Flow
Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Six Months Ended June 30,
	2011	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$56,959	$159,029
Investing activities	(69,478)	(106,597)
Financing activities	111,684	15,883
Effect of changes in exchange rates on cash and cash equivalents	7,095	(5,452)
Net increase in cash and cash equivalents	$106,260	$62,863

Cash Provided By Operating Activities
Cash provided by operating activities primarily consists of our net (loss) income adjusted for certain non-cash items, including depreciation and amortization, gain on the E-Commerce transaction, stock‑based compensation, deferred income taxes and the effect of changes in working capital and other items.
Our current merchant partner arrangements are structured as either a redemption payment model or a fixed payment model defined as follows:
Redemption payment model - Under our redemption merchant partner payment model, we collect payments at the time our customers purchase Groupons and make payments to our merchant partners at a subsequent date. Using this payment model, merchant partners are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all of the gross billings from the unredeemed Groupon. The redemption model generally improves our overall cash flow because we do not pay our merchant partners until the customer redeems the Groupon.
Fixed payment model - Under our fixed merchant partner payment model, we pay our merchant partners in installments over a period of generally sixty days. Under this payment model, merchant partners are paid regardless of whether the Groupon is redeemed.
As a result of these payment models, we experience swings in merchant payables that can cause volatility in working capital levels and impact cash balances more or less than our operating income or loss would indicate. In the current period presented, we have offered our merchant partners more favorable and accelerated payment terms which has reduced our overall cash flow from merchant payables for the period and we expect that trend to continue in the future.
For the six months ended June 30, 2012, our net cash provided by operating activities of $159.0 million consisted of net income of $30.0 million, $21.7 million in net adjustments for non-cash items and $107.4 million in cash provided by changes in working capital and other activities. Adjustments for non-cash items primarily consisted of $55.1 million in stock‑based compensation expense as we continued to offer stock compensation to our employees in 2012 and $24.5 million of depreciation and amortization expense. These increases were offset by a non-cash deduction of $56.0 million for the gain realized on the E-Commerce transaction. The increase in cash resulting from changes in working capital activities primarily consisted of a $63.1 million increase in accrued expenses and other current liabilities and a $32.0 million increase in our merchant payables, due to continued growth in the daily deals business. Costs primarily included in accrued expenses and other current liabilities are online marketing costs incurred to acquire and retain customers, operating expenses such as payroll and benefits and costs associated with customer loyalty and reward programs. Increases in accrued expenses and other current liabilities primarily reflect the significant increase in the number of employees, vendors, and customers resulting from our internal growth and global expansion through recent acquisitions. An increase in accounts payable of $18.3 million, due to general business growth, and a $8.1 million decrease in accounts receivable, primarily attributable to an increase in revenue, also attributed to the increase in cash from operating activities for the six months ended June 30, 2012. The accounts receivable due from payment processors related to our International segment represents a significant portion of total accounts receivable, and a shortened collection cycle contributed to the decrease in these accounts receivable. The increase in cash flows were offset by an increase of $21.7 million in prepaid expenses and other assets as a result of business growth.
Cash Used In Investing Activities
Cash used in investing activities primarily consists of capital expenditures and acquisitions of businesses.
For the six months ended June 30, 2012, our net cash used in investing activities of $106.6 million primarily consisted of $26.5 million invested in subsidiaries, equity interests and cost method investments, $39.8 million in purchases of capital expenditures and internal use software and $40.3 million in net cash paid in business acquisitions.
Cash Used in Financing Activities
For the six months ended June 30, 2012 our net cash provided by financing activities of $15.9 million was driven primarily by the excess tax benefit on stock based compensation.
Contractual Obligations and Commitments
Our commitments as of June 30, 2012 did not materially change from the amounts set forth in our 2011 Annual Report on Form 10-K. We recorded $54.3 million of unrecognized tax benefits as of June 30, 2012 for which we cannot make a reasonable estimate of the period of cash settlement for the liabilities to which they relate.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2012.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2012. In Note 1 in the accompanying Financial Statements Item 1 of this Quarterly Report on Form 10-Q, we have identified all updated accounting policies for the period.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions are policies related to revenue recognition, refunds, goodwill and income taxes.
Revenue

The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured.

Third party revenue recognition
The Company generates third party revenue, where it acts as the third party agent, by offering goods and services at a discount through its local commerce marketplace that connects merchants to consumers. The Company's marketplace includes deals offered through a variety of channels including: Featured Daily Deals, National Deals, Groupon Now!, Groupon Goods, Groupon Getaways and GrouponLive. Customers purchase Groupons from the Company and redeem them with the Company's merchant partners.

The revenue recognition criteria are met when the number of customers who purchase the deal exceeds the predetermined threshold (where applicable), the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as an agent, are substantially complete. The Company's remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on the Company's website the listing of Groupons sold previously provided to the merchant, are inconsequential or perfunctory. The Company records as revenue the net amount it retains from the sale of Groupons after paying an agreed upon percentage of the purchase price to the featured merchant, excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the merchant in the transaction.

The Company evaluates whether it is appropriate to record the gross amount of its Groupon Goods sales and related costs by considering a number of factors, including, among other things, whether the Company is the primary obligor under the arrangement, has inventory risk, and has latitude in establishing prices. For Groupon Goods transactions where the Company is performing a service by acting as the agent of the merchant responsible for fulfillment, revenue is recorded on a net basis.

Direct revenue recognition

Direct revenue is derived primarily from selling products through the Company's Groupon Goods channel where the Company is the merchant of record. The Company is the primary obligor in these transactions, is subject to inventory risk and has latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis. Direct revenue, including associated shipping revenue, is recorded when the products are shipped and title passes to customers. The Company recognized no direct revenue for the six months ended June 30, 2011.

Refunds
The Company estimates future refunds utilizing a statistical model that incorporates the following data inputs and factors: historical refund experience developed from millions of deals featured on the Company's website, the relative risk of refund based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals, expected change, if any, in Company practices in response to refund experience or economic trends that might impact customer demand.

In early 2012, actual refund activity for deals featured late in 201l was demonstrating a consistent trend that was deviating from the modeled refund behavior, due in part to a shift in fourth quarter deal mix and higher price point offers. Accordingly, the Company updated its refund model to better capture variations in trends in its business. By continually refining the refund model to reflect such data inputs as discussed above, the Company believes its model enables it to track and anticipate refund behavior.

The Company accrues costs associated with refunds in accrued expenses on the condensed consolidated balance sheets. The cost of refunds for third party revenue where the amount payable to the merchant is recoverable and for all direct revenue is presented in the condensed consolidated statements of operations as a reduction to revenue. The cost of refunds for third party revenue when there is no amount recoverable from the merchant is presented as a cost of revenue.

The Company assesses the trends that could affect its estimates and makes changes to the refund reserve quarterly when it appears refunds may differ from our original estimates. If actual results are not consistent with the estimates or assumptions stated above, the Company may need to change its future estimates and the effects could be material to the consolidated financial statements.

Acquisitions and the Recoverability of Goodwill and Long-Lived Intangible Assets
A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations using the acquisition method of accounting and allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the purchase date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.
In determining the fair value of assets acquired and liabilities assumed in a business combination, we primarily use recognized valuation methods such as an income approach, market approach or a cost approach and apply present value modeling. Our significant estimates in the income or cost approach include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value. Further, we make certain assumptions within present value modeling valuation techniques including risk-adjusted discount rates, future price levels, rates of increase in operating expenses, weighted average cost of capital, rates of long-term growth, and effective income tax rates. Valuations are performed by management or independent valuation specialists under management's supervision, where appropriate. We believe that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.
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
We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits and any related litigation could be materially different from income tax provision accruals and, therefore, could materially affect our operating results or cash flows in the period(s) for which that determination is made.
We account for income taxes using the asset and liability method, under which deferred income tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. We regularly review deferred tax assets to assess whether it is more likely than not that the deferred tax assets will be realized and, if necessary, establish a valuation allowance for portions of such assets to reduce the carrying value.
In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance and, consequently, the Company's effective tax rate, which could materially impact our results of operations.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Japanese yen and Brazilian real, which exposes us to foreign currency risk. For the six months ended June 30, 2012, we derived approximately 55.8% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.
We assess our market risk based on changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2011 and June 30, 2012.
As of June 30, 2012, our working capital deficit (defined as current assets less current liabilities) subject to foreign currency translation risk was $238.7 million. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $23.9 million. This compares to $328.1 million of working capital deficit subject to foreign currency exposure at December 31, 2011, which would have resulted in a decrease of net current assets of $32.8 million. The primary difference between foreign currency exposure from December 31, 2011 to June 30, 2012 is due to our expansion into international markets.
Interest Rate Risk
Our cash and cash equivalents primarily consists of highly‑rated commercial paper and money market funds. We currently do not have any long-term borrowings. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in 2011 or the first six months of 2012.

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

With the oversight of senior management and our audit committee, we have taken steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance personnel.

As part of these ongoing efforts, we have documented and are in the process of testing our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2012, as required following our initial public offering in 2011. We have continued to expend significant internal and external resources in this effort. In particular, we have continued to work with another global accounting firm in preparation for reporting on the effectiveness of our internal controls, and we have expanded this firm's engagement scope to address the underlying cause of the material weakness. However, we can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2012, or that our registered independent public accounting firm will be able to attest that such internal controls are effective.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our strategy to become a local commerce platform may not be successful and may expose us to additional risks.

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
We have experienced rapid growth in demand for our services since our inception. Our employee headcount and number of customers have increased significantly since our inception. The growth and expansion of our business and service offerings places significant demands on our management and our operational and financial resources. We are required to manage multiple relations with various merchant partners, customers, technology licensors and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to implement operational plans and strategies, improve and expand our infrastructure of people and information systems, and train and manage our employee base.
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
We may incur losses in the future as we expand our business.
We had an accumulated deficit of $670.8 million as of June 30, 2012. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to increase our customer base, increase the number and variety of deals we offer each day, expand our marketing channels, expand our operations, hire additional employees and develop our technology platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue could prevent us from attaining or increasing our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
If we fail to retain our existing customers or acquire new customers, our revenue and business will be harmed.
We spent $442.8 million on marketing initiatives during the six months ended June 30, 2011 and $205.0 million during the six months ended June 30, 2012 and expect to continue to spend significant amounts to acquire additional customers. We have decreased our marketing costs over the past year because we no longer believe that we need to spend as much to introduce potential customers to our business through our daily emails. However, converting these subscribers to customers that purchase Groupons, and maintaining existing customers, may be difficult and may require additional marketing expenditures. We must continue to retain and acquire customers that purchase Groupons in order to increase revenue and achieve profitability. As our customer base continues to evolve, it is possible that the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the costs associated with acquiring new customers. If customers do not perceive our Groupon offers to be attractive or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain customers. If we are unable to acquire new customers who purchase Groupons in numbers sufficient to grow our business, or if customers cease to purchase Groupons, the revenue we generate may decrease and our operating results will be adversely affected.
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

We depend on our ability to attract and retain merchant partners that are prepared to offer products or services on compelling terms through our marketplace. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. In addition, if we are unsuccessful in our efforts to introduce products to merchants as part of our local commerce operating system, we will not experience a corresponding growth in our merchant pool sufficient to offset the cost of these initiatives. We must continue to attract and retain merchant partners in order to increase revenue and achieve profitability. If new merchants do not find our marketing and promotional services effective, or if existing merchant partners do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profits, they may stop making offers through our marketplace. In addition, we may experience attrition in our merchant partners in the ordinary course of business resulting from several factors, including losses to competitors and merchant partner closures or bankruptcies. If we are unable to attract new merchant partners in numbers sufficient to grow our business, or if too many merchant partners are unwilling to offer products or services with compelling terms through our marketplace or offer favorable payment terms to us, we may sell fewer Groupons and our operating results will be adversely affected.
If our efforts to market, advertise and promote products and services from our existing merchant partners are not successful, or if our existing merchant partners do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profits, we may not be able to retain or attract merchant partners in sufficient numbers to grow our business or we may be required to incur significantly higher marketing expenses or accept lower margins in order to attract new merchant partners. A significant increase in merchant partner attrition or decrease in merchant partner growth would have an adverse effect on our business, financial condition and results of operation.
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

We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:

•	the size and composition of our customer base and the number of merchant partners we feature;

•	the timing and market acceptance of deals we offer, including the developments and enhancements to those deals offered by us or our competitors;

•	customer and merchant service and support efforts;

•	selling and marketing efforts;

•	ease of use, performance, price and reliability of services offered either by us or our competitors;

•	our ability to generate large volumes of sales, particularly with respect to goods and travel deals;

•	our ability to cost-effectively manage our operations; and

•	our reputation and brand strength relative to our competitors.

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
Our operating cash flow and results of operations could be adversely impacted if we change our merchant payment terms or our revenue does not continue to grow.
Our merchant payment terms and revenue growth have provided us with operating cash flow to fund our working capital needs. Our merchant partner arrangements are generally structured such that we collect cash up front when our customers purchase Groupons and make payments to our merchant partners at a subsequent date, either on a fixed schedule or upon redemption by customers. Our accrued merchant payable balance increased from $520.7 million as of December 31, 2011 to $543.8 million as of June 30, 2012. We use the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer our merchant partners more favorable or accelerated payment terms or our revenue does not continue to grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
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

We sell Groupons to buy merchandise both directly from brand owners and indirectly from retailers and third party distributors, and we also sometimes take title to the goods before we offer them for sale to our customers.  By selling Groupons for merchandise coming from parties other than the brand owners, we are subject to an increased risk that the merchandise may be damaged or non-authentic, which could result in potential liability under applicable laws, regulations, agreements and orders, and increase the amount of returned merchandise. In addition, brand owners may take legal action against us, which could result in costly litigation, generate bad publicity for us, and have a material adverse impact on our business, financial condition and results of operations.
We are subject to inventory management and order fulfillment risk as a result of our Groupon Goods business.
We purchase some of the merchandise that we offer for sale to our customers. The demand for products can change for a variety of reasons, including customer preference, quality, seasonality, and the perceived value from customers of purchasing the product through us. In addition, this is a new business for us, and therefore we have a limited historical basis upon which to predict customer demand for the products. If we are unable to adequately predict customer demand and efficiently manage our inventory, we could either have an excess or a shortage of inventory, either of which would have a material adverse effect on our business.
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

Our international expansion has been rapid and our international business has been critical to the growth in our business. For the six months ended June 30, 2011 and 2012, 57.3% and 55.8%, respectively, of our revenue was generated from our International segment. We began our international operations in May 2010 with the acquisition of CityDeal Europe GmbH, or CityDeal, which was founded by Oliver Samwer and Marc Samwer. Historically, Messrs. Samwer have served as consultants and been extensively involved in the development and operations of our International segment. In April 2012, we announced the appointment of Veit Dengler as SVP, International. Mr. Dengler will head our international operations. As part of this transition, it is expected that the consulting arrangements with Messrs. Samwer both will be terminated. We can make no assurances that the loss of Messrs. Samwer's services will not disrupt our international operations or have an adverse effect on our ability to grow our international business.
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
Eric P. Lefkofsky is one of our founders and has served as the Executive Chairman of our Board of Directors since our inception. Although Mr. Lefkofsky historically has devoted a significant amount of his time to Groupon, he is under no contractual or other obligation to do so. It is expected that the amount of time devoted by Mr. Lefkofsky to the Company will diminish substantially during 2012 and in the future. Mr. Lefkofsky dedicates a considerable portion of his time and financial resources in a variety of other businesses, including Lightbank LLC, a private investment firm that Mr. Lefkofsky co-founded with Bradley A. Keywell. Such investments may be in areas that present conflicts with, or involve businesses related to, our operations. There can be no assurance that our business will not be adversely affected as Mr. Lefkofsky devotes less time to our business in the future.
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

We are working to remediate the material weakness. We have taken steps to remediate the underlying causes of the material weakness, primarily through the continued development and implementation of formal policies, improved processes and documented procedures, as well as the continued hiring of additional finance personnel. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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
We will continue to incur increased costs as a result of being a public company.
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
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock is highly volatile
Our Class A common stock began trading on the NASDAQ Global Select Market on November 4, 2011 and since that date has fluctuated from a high of $31.14 per share to a low of $6.36 per share. We expect that the trading price of our stock will continue to be volatile due to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. Among the factors that could affect our stock price are:

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

The concentration of our capital stock ownership with our founders, executive officers, employees and directors and their affiliates will limit stockholders' ability to influence corporate matters.

Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of June 30, 2012, our founders, Eric P. Lefkofsky, Bradley A. Keywell and Andrew D. Mason control 100% of our outstanding Class B common stock and approximately 33.5% of our outstanding Class A common stock, representing approximately 57.4% of the voting power of our outstanding capital stock. Messrs. Lefkofsky, Keywell and Mason will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
We do not intend to pay dividends for the foreseeable future.
We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. As a result, stockholders can expect to receive a return on their investment in our Class A common stock only if the market price of the stock increases.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                On May 4, 2012, we issued 51,000 shares of Class A common stock as partial consideration in connection with our acquisition of additional interests in two majority-owned subsidiaries.  We relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August 2012.

GROUPON, INC.
By:	/s/ ANDREW D. MASON
	Name:	Andrew D. Mason
	Title:	Chief Executive Officer

EXHIBITS

Exhibit Number	Description
10.34*	Amendment to Amended and Restated Employment Agreement by and between Groupon, Inc. and Jason Child
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data file
___________________________________________

*    Management contract or compensatory plan or arrangement.