Form 10-Q
period 2012-09-30
Groupon, Inc.
filed 2012-11-09
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock	Outstanding at November 7, 2012
Class A Common Stock	653,316,120	shares
Class B Common Stock	2,399,976	shares

______________________________________________________

FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.     FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2011	September 30, 2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,122,935	$1,201,011
Accounts receivable, net	108,747	110,058
Prepaid expenses and other current assets	91,645	121,338
Total current assets	1,323,327	1,432,407
Property and equipment, net of accumulated depreciation of $14,627 and $37,564, respectively	51,800	103,876
Goodwill	166,903	196,978
Intangible assets, net	45,667	51,447
Investments in equity interests	50,604	131,039
Deferred income taxes, non-current	46,104	48,753
Other non-current assets	90,071	68,314
Total Assets	$1,774,476	$2,032,814
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$40,918	$60,016
Accrued merchant payables	520,723	573,477
Accrued expenses	212,007	245,083
Deferred income taxes, current	76,841	75,203
Other current liabilities	144,673	171,422
Total current liabilities	995,162	1,125,201
Deferred income taxes, non-current	7,428	28,585
Other non-current liabilities	70,766	74,643
Total Liabilities	1,073,356	1,228,429
Commitments and contingencies (see Note 7)
Redeemable noncontrolling interests	1,653	7,190
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 641,745,225 shares issued and outstanding at December 31, 2011; 2,000,000,000 shares authorized, 652,501,880 shares issued and outstanding at September 30, 2012	64	65
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at December 31, 2011 and September 30, 2012	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and September 30, 2012	—	—
Additional paid-in capital	1,388,253	1,459,485
Accumulated deficit	(698,704)	(672,494)
Accumulated other comprehensive income	12,928	11,956
Total Groupon, Inc. Stockholders' Equity	702,541	799,012
Noncontrolling interests	(3,074)	(1,817)
Total Equity	699,467	797,195
Total Liabilities and Equity	$1,774,476	$2,032,814

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue:
Third party and other revenue	$422,989	$423,564	$1,111,094	$1,466,602
Direct revenue	7,172	144,988	7,172	229,568
Total revenue	430,161	568,552	1,118,266	1,696,170
Cost of revenue:
Third party and other revenue	62,339	54,173	156,907	233,834
Direct revenue	5,707	127,613	5,707	202,634
Total cost of revenue	68,046	181,786	162,614	436,468
Operating expenses:
Marketing	170,349	70,919	613,173	275,941
Selling, general and administrative	196,798	287,978	565,686	871,455
Acquisition-related (benefit) expense, net	(4,793)	2,431	(4,793)	744
Total operating expenses	362,354	361,328	1,174,066	1,148,140
(Loss) income from operations	(239)	25,438	(218,414)	111,562
Interest and other income, net	8,269	617	9,808	54,445
Loss on equity method investees	(11,211)	(138)	(19,974)	(8,694)
(Loss) income before provision for income taxes	(3,181)	25,917	(228,580)	157,313
Provision for income taxes	11,235	26,857	9,503	128,297
Net (loss) income	(14,416)	(940)	(238,083)	29,016
Less: Net loss (income) attributable to noncontrolling interests	3,843	(706)	23,602	(2,806)
Net (loss) income attributable to Groupon, Inc.	(10,573)	(1,646)	(214,481)	26,210
Redemption of preferred stock in excess of carrying value	—	—	(34,327)	—
Adjustment of redeemable noncontrolling interests to redemption value	(43,656)	(1,333)	(59,307)	(12,498)
Net (loss) income attributable to common stockholders	$(54,229)	$(2,979)	$(308,115)	$13,712

Net (loss) earnings per share
Basic	$(0.18)	$(0.00)	$(1.01)	$0.02
Diluted	$(0.18)	$(0.00)	$(1.01)	$0.02

Weighted average number of shares outstanding
Basic	307,605,060	653,223,610	305,288,502	648,021,943
Diluted	307,605,060	653,223,610	305,288,502	663,557,250

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net (loss) income	$(14,416)	$(940)	$(238,083)	$29,016
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	81	(387)	3,649	(378)
Other comprehensive income (loss)	81	(387)	3,649	(378)
Comprehensive (loss) income	(14,335)	(1,327)	(234,434)	28,638
Less: Comprehensive loss (income) attributable to the noncontrolling interests	3,843	(1,300)	23,602	(3,400)
Comprehensive (loss) income attributable to Groupon, Inc.	$(10,492)	$(2,627)	$(210,832)	$25,238

See Notes to unaudited Condensed Consolidated Financial Statements

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2012
Operating activities
Net (loss) income	$(238,083)	$29,016
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,754	39,836
Stock-based compensation	60,922	77,706
Deferred income taxes	602	9,608
Excess tax benefits on stock-based compensation	(11,323)	(24,620)
Loss on equity method investees	19,974	8,694
Acquisition-related (benefit) expense, net	(4,793)	744
Gain on redemption of common stock	(4,916)	—
Gain on E-Commerce transaction	—	(56,032)
Change in assets and liabilities, net of acquisitions:
Restricted cash	(8,141)	(1,855)
Accounts receivable	(69,690)	(2,189)
Prepaid expenses and other current assets	(41,023)	(24,937)
Accounts payable	(21,924)	13,174
Accrued merchant payables	314,872	53,889
Accrued expenses and other current liabilities	108,963	68,010
Other, net	(6,824)	10,073
Net cash provided by operating activities	121,370	201,117
Investing activities
Purchases of property and equipment and software capitalization	(29,825)	(55,802)
Acquisitions of businesses, net of acquired cash	(12,553)	(44,790)
Purchases of intangible assets	(15,072)	(10)
Purchases of additional interests in consolidated subsidiaries	(34,887)	(8,527)
Purchases of cost and equity method investments	(20,189)	(33,097)
Net cash used in investing activities	(112,526)	(142,226)
Financing activities
Proceeds from issuance of stock, net of issuance costs	509,829	—
Excess tax benefit on stock-based compensation	11,323	24,620
Tax withholdings related to net share settlements of restricted stock units	—	(7,586)
Payments of contingent acquisition liability	—	(4,250)
Repayments of loans with related parties	(14,358)	—
Repurchase of common stock	(353,550)	—
Proceeds from exercise of stock options	2,269	8,868
Partnership distributions to noncontrolling interest holders	—	(3,062)
Redemption of preferred stock	(35,221)	—
Net cash provided by financing activities	120,292	18,590
Effect of exchange rate changes on cash and cash equivalents	(4,034)	595
Net increase in cash and cash equivalents	125,102	78,076
Cash and cash equivalents, beginning of the period	118,833	1,122,935
Cash and cash equivalents, end of the period	$243,935	$1,201,011
Supplemental disclosure of cash flow information
Non-cash investing activity
Issuance of common stock in connection with acquisitions	$11,067	$—
Contingent consideration in connection with acquisitions	$17,755	$2,521
Issuance of non-voting common stock in connection with investments in equity interests	$45,218	$—
Stock issued in exchange for additional interests in consolidated subsidiaries	$10,400	$527
Contribution of investment in E-Commerce transaction	$—	$47,042

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Groupon Inc. Stockholders' Equity	Non- controlling Interests		Total Equity
	Shares	Amount
Balance at December 31, 2011	644,145,201	$64	$1,388,253	$(698,704)	$12,928	$702,541	$(3,074)		$699,467
Net income	—	—	—	26,210	—	26,210	2,706	(1)	28,916	(1)
Foreign currency translation	—	—	—	—	(972)	(972)	594		(378)
Adjustment of redeemable noncontrolling interests to redemption value	—	—	(12,498)	—	—	(12,498)	—		(12,498)
Purchase of additional interests in consolidated subsidiaries	153,231	—	(2,493)	—	—	(2,493)	1,019		(1,474)
Restricted stock issued in connection with business combinations	221,723	—	—	—	—	—	—		—
Vesting of restricted stock units	3,225,241	—	—	—	—	—	—		—
Tax withholding related to net share settlements of restricted stock units	(1,177,671)	—	(12,980)	—	—	(12,980)	—		(12,980)
Stock-based compensation on equity-classified awards	—	—	65,716	—	—	65,716	—		65,716
Excess tax benefits on stock-based compensation	—	—	24,620	—	—	24,620	—		24,620
Exercise of stock options	8,334,131	1	8,867	—	—	8,868	—		8,868
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	(3,062)		(3,062)
Balance at September 30, 2012	654,901,856	$65	$1,459,485	$(672,494)	$11,956	$799,012	$(1,817)		$797,195

(1)	Excludes $0.1 million attributable to redeemable noncontrolling interests, which are reported outside of permanent equity in the consolidated balance sheets.

See Notes to unaudited Condensed Consolidated Financial Statements

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. FINANCIAL STATEMENT INFORMATION
Company Information
Groupon, Inc., together with the subsidiaries through which it conducts business (the "Company"), is a local commerce marketplace (www.groupon.com) that connects merchants to consumers by offering goods and services at a discount. The Company has organized its operations into two segments: North America and International. See Note 12 "Segment Information."
Basis of Presentation / Unaudited Interim Financial Information
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheets, and statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the Company's 2011 Annual Report on Form 10-K.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's condensed consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly‑owned subsidiaries and majority‑owned subsidiaries over which the Company exercises control and variable interest entities for which the Company has determined that it is the primary beneficiary. Outside stockholders' interests in subsidiaries are shown in the condensed consolidated financial statements as “Noncontrolling interests" and "Redeemable noncontrolling interests." Investments in entities in which the Company does not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are utilized for, but not limited to, stock‑based compensation, income taxes, valuation of acquired goodwill and intangible assets, investments in equity interests, customer refunds, contingent liabilities and the depreciable lives of property and equipment. Actual results could differ materially from those estimates.
Significant Accounting Policies
Revenue
The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collection is reasonably assured.

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Third party revenue recognition
The Company generates third party revenue, where it acts as a third party marketing agent, by offering goods and services provided by third party merchant partners at a discount through its local commerce marketplace that connects merchants to consumers. The Company's marketplace includes deals offered in a variety of categories including: Local, National, Now!, Goods, Getaways and Live. Customers purchase Groupons from the Company and redeem them with the Company's merchant partners.
The revenue recognition criteria are met when the number of customers who purchase a given deal exceeds the predetermined threshold (where applicable), the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as a marketing agent, are substantially complete. The Company's remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on the Company's website the listing of Groupons sold that were previously provided to the merchant, are inconsequential or perfunctory. The Company records as revenue the net amount it retains from the sale of Groupons after paying an agreed upon percentage of the purchase price to the featured merchant, excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as a marketing agent of the merchant in the transaction.
For merchant payment arrangements that are structured under a redemption model, merchant partners are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, the Company retains all the gross billings. The Company recognizes revenue from unredeemed Groupons and derecognizes the related accrued merchant payable when its legal obligation to the merchant expires, which the Company believes is shortly after deal expiration in most jurisdictions that have payment arrangements structured under a redemption model. However, the Company has historically concluded based on its interpretation of applicable German law that its obligation to merchants in that jurisdiction extended for three years. Due to a recent German tax ruling, which will require the Company to remit value-added taxes (VAT) earlier on unredeemed Groupons, the Company began recognizing revenue from unredeemed Groupons in Germany shortly after deal expiration during the quarter ended September 30, 2012, consistent with most other jurisdictions. As a result, the quarter ended September 30, 2012 includes an $18.5 million one-time increase to third party revenue, which represents the cumulative impact of deals in Germany for which, based on the recent tax ruling, the Company's obligation to the merchant would have ended prior to the current quarterly period (i.e., prior to July 1, 2012).
Direct revenue recognition
The Company evaluates whether it is appropriate to record the gross amount of its sales and related costs by considering a number of factors, including, among other things, whether the Company is the primary obligor under the arrangement, has inventory risk and has latitude in establishing prices.
Direct revenue is derived primarily from selling products through the Company's Goods category where the Company is the merchant of record. The Company is the primary obligor in these transactions, is subject to general inventory risk and has latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis. Direct revenue, including associated shipping revenue, is recorded when the products are shipped and title passes to customers. For Goods transactions where the Company is performing a service by acting as a marketing agent of the merchant responsible for fulfillment, revenue is recorded on a net basis and is presented within third party revenues.
Cost of revenue
Cost of revenue is comprised of direct and indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the purchase price of consumer products, warehousing, shipping costs and inventory markdowns. For third party revenue transactions, cost of revenue includes estimated refunds that are not recoverable from the merchant, for which the Company records a liability based upon the nature of the product or service and historical experience. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting, and other processing fees, are allocated to cost of third party revenue, direct revenue and other revenue in proportion to relative gross billings during the period.

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Technology costs in cost of revenue consist of a portion of the payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's existing website. Such technology costs also include website hosting and email distribution costs. Editorial costs consist of a portion of the payroll and stock‑based compensation expense related to the Company's editorial personnel, as these staff members are primarily dedicated to drafting and promoting merchant deals.
Refunds
The Company estimates future refunds utilizing a statistical model that incorporates the following data inputs and factors: historical refund experience developed from millions of deals featured on the Company's website, the relative risk of refund based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals and expected changes, if any, in Company practices in response to refund experience or economic trends that might impact customer demand.
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
The Company assesses the trends that could affect its estimates and makes changes to the refund reserve quarterly when it appears that refunds may differ from its original estimates. If actual results are not consistent with the estimates or assumptions stated above, the Company may need to change its future estimates, and the effects could be material to the condensed consolidated financial statements.
Cost method investments
Non-marketable equity investments for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified within investments in equity interests on the condensed consolidated balance sheets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. The Company evaluates the value of cost method investments for other-than-temporary impairment on a quarterly basis. See Note 10, "Fair Value Measurements" for information about the fair values and carrying amounts of cost method investments.

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2. ACQUISITIONS
During the nine months ended September 30, 2012, the Company acquired certain entities, and the results of each of the entities have been included in the condensed consolidated financial statements beginning on the respective date of acquisition. The primary purpose of these acquisitions was to enhance the Company's technology and marketing services and to expand and advance product offerings. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $52.8 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred	Fair Value
Cash	$46,913
Purchase price obligations	3,364
Contingent consideration	2,521
Total	$52,798
Liabilities for contingent consideration (i.e., earn-outs) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value recorded in earnings as acquisition-related expense (benefit), net. The Company determines the fair values of contingent consideration liabilities based on the likelihood of contingent earn-out payments and stock issuances. See Note 10 “Fair Value Measurements" for information about subsequent fair value measurements of contingent consideration liabilities.
The following table summarizes the preliminary allocation of the fair value of consideration transferred as of the acquisition date (in thousands):

Description	Fair Value
Net working capital (including acquired cash of $2.1 million)	$1,750
Property and equipment, net	165
Goodwill	32,557
Intangible assets(1):
Subscriber relationships	170
Merchant relationships	1,370
Developed technology	20,070
Deferred tax liability	(3,284)
Total Purchase Price	$52,798

(1)	Acquired intangible assets have estimated useful lives of 2 years.
The fair value of consideration transferred is being allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on their corresponding acquisition date, with the remaining unallocated amount recorded as goodwill. The purchase price allocations are preliminary as the Company is in the process of finalizing the intangibles valuations. The goodwill of $32.6 million represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including acquiring an experienced workforce. The goodwill is not deductible for tax purposes.
Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company's condensed consolidated results of operations.
Purchases of Additional Interests in Consolidated Subsidiaries
During the nine months ended September 30, 2012, the Company acquired additional shares in various majority-

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

owned subsidiaries, including both shares owned by investors not employed by the Company, as well as subsidiary stock-based compensation awards that were granted in conjunction with the original acquisitions. The acquired subsidiary stock-based compensation awards were classified as liabilities mainly due to the existence of rights that allow the holders to sell their shares back to the Company.
In February 2012, the Company acquired an additional interest in one majority-owned subsidiary for $2.5 million. Additionally, in connection with this transaction, certain liability-classified subsidiary stock-based compensation awards were settled in exchange for $2.5 million. Also in February 2012, the Company settled certain liability-classified subsidiary stock-based compensation awards in exchange for $2.4 million of cash, $0.5 million of Class A common stock and $1.7 million of deferred compensation that will be recognized as compensation expense over a service period of two years and is payable in $1.3 million of cash and $0.4 million of Class A common stock.
In May 2012, the Company acquired additional interests of two majority-owned subsidiaries for an aggregate purchase price of $6.6 million, including $6.0 million of cash and $0.6 million of Class A common stock.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity for the nine months ended September 30, 2012 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2011	$40,731	$126,172	$166,903
Goodwill related to acquisitions	32,557	—	32,557
Other adjustments(1)	(1,254)	(1,228)	(2,482)
Balance as of September 30, 2012	$72,034	$124,944	$196,978

(1)	Includes changes in foreign exchange rates for goodwill and purchase accounting adjustments.

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's other intangible assets (in thousands):

	As of December 31, 2011
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$41,272	$12,882	$28,390
Merchant relationships	6,600	6,600	—
Trade names	5,801	5,801	—
Developed technology	5,583	2,151	3,432
Other intangible assets	15,420	1,575	13,845
Total	$74,676	$29,009	$45,667

	As of September 30, 2012
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$41,161	$18,853	$22,308
Merchant relationships	7,920	6,550	1,370
Trade names	5,751	5,751	—
Developed technology	25,422	9,432	15,990
Other intangible assets	15,469	3,690	11,779
Total	$95,723	$44,276	$51,447
Amortization expense for these intangible assets was $3.4 million and $5.6 million for the three months ended September 30, 2011 and 2012, respectively, and $14.1 million and $15.6 million for the nine months ended September 30, 2011 and 2012, respectively.
As of September 30, 2012, the Company's estimated future amortization expense of these intangible assets was as follows (in thousands):

Year Ending December 31, 2011
Remaining amounts in 2012	$6,199
2013	22,933
2014	13,703
2015	6,949
2016	1,663
Thereafter	—
$51,447

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. INVESTMENTS IN EQUITY INTERESTS
The following table summarizes the Company's investments in equity interests (dollars in thousands):

	December 31, 2011	Percent Ownership of Common Stock		September 30, 2012	Percent Ownership of Common and Preferred Stock
Cost method:
Life Media Limited	$—	—%		$128,074	19%
Equity method:
E-Commerce King Limited	49,395	49%		—	—%
Other investments in equity interests	1,209	50%	or less	2,965	50%	or less
Total investments in equity interests	$50,604			$131,039
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
In June 2012, Life Media Limited (F-tuan), an exempted company incorporated under the laws of the Cayman Islands with operations in China, acquired E-Commerce. In exchange for its 49.8% interest in E-Commerce and an additional $25.0 million of cash consideration, the Company received a 19% interest in F-tuan in the form of common and Series E preferred shares. The Company paid $5.0 million of the cash consideration on June 25, 2012 and the remaining amount was paid on July 2, 2012.
The Company recognized a non-operating pre-tax gain of $56.0 million as a result of the transaction, which is included in "Interest and other income, net" on the condensed consolidated statement of operations. The gain represents the excess of the fair value of the Company's 19% investment in F-tuan over the carrying value of its E-Commerce investment as of the date of the transaction and the $25.0 million of cash consideration for the Series E preferred shares.
Cost Method Investment in Life Media Limited
The investment in Life Media Limited is accounted for using the cost method because the Company does not have the ability to exercise significant influence. The total investment of $128.1 million, which represents the fair value on the date the Company obtained this investment, is classified within "Investments in equity interests" on the condensed consolidated balance sheet as of September 30, 2012. The investment will be adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. The approximate fair value of the investment as of September 30, 2012 was $124.9 million. As of September 30, 2012, the gross unrealized loss of the Company's investment in Life Media was $3.2 million, which has been in an unrealized loss position for less than 12 months.

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. VARIABLE INTEREST ENTITY
On May 9, 2011, the Company entered into a collaborative arrangement which was later amended on January 1, 2012 to create a jointly-owned sales category with a strategic partner ("Partner"), and a limited liability company ("LLC") was established. The Company and its Partner each owns 50% of the LLC, and income and cash flows of the LLC are allocated based on agreed upon percentages between the Company and the Partner. The liabilities of the LLC are solely the LLC's obligations and are not obligations of the Company or the Partner.
The Company's obligations associated with its interests in the LLC are primarily building, maintaining, customizing, managing and operating the LLC website, contributing intellectual property, identifying deals and promoting the sale of deal vouchers, coordinating the fulfillment of deal vouchers in certain instances and providing the record keeping.
Under the LLC agreement, the LLC shall be dissolved upon the occurrence of any of the following events: (1) either party becoming a majority owner; (2) the third anniversary of the date of the LLC agreement; (3) certain elections of the Company or the Partner based on the operational and financial performance of the LLC or other changes to certain terms in the agreement; (4) election of either the Company or the Partner in the event of bankruptcy by the other party; (5) sale of the LLC; or (6) a court's dissolution of the LLC.
Variable interest entities (VIEs) are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., the ability to make significant decisions through voting rights and the right to receive the expected residual returns of the entity or the obligation to absorb the expected losses of the entity). A variable interest holder that has both (a) the power to direct the activities of the VIE that most significantly impact its economic performance and (b) either an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE is referred to as the primary beneficiary and must consolidate the VIE.
The Company has determined that the LLC is a VIE and the Company is its primary beneficiary. The Company consolidates the LLC because it has the power to direct activities of the LLC that most significantly impact the LLC's economic performance. In particular, the Company identifies and promotes the deal vouchers, provides all of the back office support (i.e. website, contracts, personnel resources, accounting, etc.), presents the LLC's deals via email and the Company's website and provides the editorial resources that create the verbiage included on the website with the LLC's deal offer.
6. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION
The following table summarizes the Company's accrued expenses (in thousands):

	As of December 31, 2011	As of September 30, 2012
Refunds reserve	$67,452	$69,826
Marketing	33,472	14,042
Payroll and benefits	36,404	57,665
Subscriber rewards and credits	36,144	61,438
Professional fees	18,656	15,690
Other	19,879	26,422
Total accrued expenses	$212,007	$245,083
The following table summarizes the Company's other current liabilities (in thousands):

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	As of December 31, 2011	As of September 30, 2012
Income taxes payable	$70,861	$47,451
VAT and sales tax payable	50,554	63,745
Other	23,258	60,226
Total other current liabilities	$144,673	$171,422
The following table summarizes the Company's other non-current liabilities (in thousands):

	As of December 31, 2011	As of September 30, 2012
Long-term tax liabilities	$55,127	$56,246
Other	15,639	18,397
Total other non-current liabilities	$70,766	$74,643
7. COMMITMENTS AND CONTINGENCIES
The Company's commitments as of September 30, 2012 did not materially change from the amounts set forth in the Company's 2011 Annual Report on Form 10-K.
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
On February 8, 2012, the Company issued a press release announcing its expected financial results for the fourth quarter of 2012.  After finalizing its year-end financial statements, the Company announced on March 30, 2012 revised financial results, as well as a material weakness related to deficiencies in its financial statement close process.  The revisions resulted in a reduction to fourth quarter 2011 revenue of $14.3 million. The revisions also resulted in an increase to fourth quarter operating expenses that reduced operating income by $30.0 million, net income by $22.6 million and earnings per share by $0.04.  Following this announcement, the Company and several of its current and former directors and officers were named as parties to the following outstanding securities and stockholder derivative lawsuits all arising out of the same alleged events and facts.
Five putative federal class action securities complaints have been filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  All five cases are currently pending before the United States District Court for the Northern District of Illinois: Zhang v. Groupon, Inc., et al. was filed on April 3, 2012; Roselli v. Groupon, Inc., et al. was filed on April 3, 2012; Einspahr v. Groupon, Inc., et al. was filed on April 6, 2012; Pedrow v. Groupon, Inc., et al. was filed on April 16, 2012; and Cottrell v. Groupon, Inc., et al. was filed on April 27, 2012.  All five complaints assert claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Two of the complaints additionally attempt to assert claims pursuant to Section 12(a)(2) of the Securities Act of 1933.  Allegations in the complaints include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued financial statements. The putative class action lawsuits seek an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief. On June 8, 2012, the court entered an order consolidating all five federal class actions under the caption In re Groupon, Inc. Securities Litigation, Master File No. 12- CV-2450. On August 28, 2012, the court issued an order appointing Michael Cohn as lead plaintiff and the law firm of Pomerantz Haudek Grossman & Gross LLP as lead counsel. The lead plaintiff filed a consolidated complaint on October 29, 2012. The defendants have until December 28, 2012 to file their responsive pleadings or motions.

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In addition, six federal and two state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  All six federal derivative cases are currently pending in the United States District Court for the Northern District of Illinois: Monturano v. Lefkofsky, et al. was filed on April 5, 2012; Wong v. Mason, et al. was filed on April 12, 2012; Potter v. Mason, et al. was filed on April 30, 2012, Martin v. Mason, et al. was filed on May 4, 2012; Lutz v. Mason, et al. was filed on May 14, 2012; and Tipnis v. Mason, et. al. was filed on May 16, 2012.  In the federal derivative complaints, plaintiffs assert claims for breach of fiduciary duty, abuse of control and for unjust enrichment. The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. The derivative complaints generally allege that the defendants breached their fiduciary duties by purportedly mismanaging the Company's business by, among other things, failing to utilize proper accounting controls and, in the case of one of the state derivative lawsuits, by engaging in alleged insider trading of the Company's Class A common stock and misappropriating information. In addition, one state derivative case asserts a claim for unjust enrichment.  The derivative lawsuits purport to seek to recoup for the Company an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief. On May 30, 2012, the federal court entered an order consolidating all six federal derivative actions and appointing lead plaintiff and co-lead counsel, and the consolidated action was subsequently assigned the caption In re: Groupon Derivative Litigation, File No. 12-CV-5300.  On June 20, 2012, the Company and the individual defendants filed a motion requesting that the court stay the federal derivative actions pending resolution of the Federal Class Actions.  On July 31, 2012, the court granted defendants' motion in part, and stayed the Federal derivative actions pending a separate resolution of upcoming motions to dismiss in the federal class actions.  On June 15, 2012, the state plaintiffs filed a motion to consolidate the state derivative actions, which was granted on July 2, 2012, and on July 5, 2012, the plaintiffs filed a motion for appointment of co-lead plaintiffs and co-lead counsel, which was granted on July 27, 2012.
On September 14, 2012, the court granted a motion filed by the parties requesting that the court stay the state derivative actions pending the federal court's resolution of anticipated motions to dismiss in the federal class actions. The Company intends to defend all of the securities and shareholder derivative lawsuits vigorously.
In June 2012, the Company was sued for breach of contract in Berlin, Germany by Fast Group S.A. (“Airfast”).  Airfast sold vouchers for air travel to a subsidiary of the Company for resale by the Company to its customers under two similar agreements.  On June 5, 2012, Fast Group filed a lawsuit against the Company alleging that the Company failed to make payments due to Fast Group. This case is pending before the District Court (Landgericht) Berlin under case number 19 O 344/12. On August 2, 2012, Fast Group expanded its claim to increase the amounts alleged to be due. The Company has filed an Answer and a Counterclaim on September 13, 2012. An oral hearing is scheduled for December 14, 2012. On August 27, 2012 and September 4, 2012, Fast Group filed additional lawsuits with respect to a similar agreement. The cases are pending before the District Court (Landgericht) Berlin under case numbers 19 O 447/12 and 7 O 343/12, respectively. The Company has filed an answer on October 10, 2012 with respect to the August 27, 2012 suit and intends to file an answer shortly with respect to September 4, 2012 suit. The District Court has not scheduled hearing dates yet.  The Company believes it has meritorious defenses to the lawsuit and does not expect any resolution of the lawsuit to be material to its results of operations.
In addition, third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their intellectual property rights. The Company is subject to intellectual property disputes, and expects that it will increasingly be subject to intellectual property infringement claims as its services expand in scope and complexity. The Company has in the past been forced to litigate such claims, and several of these claims are currently pending. The Company may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and as the Company becomes subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. The Company believes that additional lawsuits alleging that it has violated patent, copyright or trademark laws will be filed against it. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in the Company's methods of doing business, or could require it to enter into costly royalty or licensing agreements.
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

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
8. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Common Stock
The Board of Directors of the Company (the Board) has authorized three classes of common stock: Class A common stock, Class B common stock and common stock. No shares of common stock will be issued or outstanding until November 5, 2016, at which time all outstanding shares of Class A common stock and Class B common stock will automatically convert into shares of common stock. In addition, the Board authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by the Board.
The Company's authorized common stock has a par value of $0.0001 per share, and consists of 2,000,000,000 shares designated as Class A common stock, 10,000,000 shares designated as Class B common stock and 2,010,000,000 shares designated as common stock. As of September 30, 2012, there were 652,501,880 shares of Class A common stock and 2,399,976 shares of Class B common stock outstanding.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of September 30, 2012, 30,857,092 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense of $3.3 million and $22.6 million during the three months ended September 30, 2011 and 2012, respectively, and $60.9 million and $77.7 million during the nine months ended September 30, 2011 and 2012, respectively, related to stock awards issued under the Plans, acquisition-related awards and subsidiary awards. The Company also capitalized $3.2 million and $5.6 million of stock-based compensation during the three and nine months ended

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

September 30, 2012, respectively, in connection with internally developed software. No amounts were capitalized during the three and nine months ended September 30, 2011.
As of September 30, 2012, a total of $251.9 million of unrecognized compensation costs related to unvested stock awards, unvested acquisition-related awards and unvested subsidiary awards are expected to be recognized over the remaining weighted average period of two years.
Stock Award Activity
The table below summarizes the stock option activity during the nine months ended September 30, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2011	17,870,713	$1.12	8.06	$348,743
Exercised	(8,334,131)	$1.06
Forfeited	(657,333)	$2.34
Expired	(14,293)	$1.78
Outstanding at September 30, 2012	8,864,956	$1.07	7.25	$32,752

Exercisable at September 30, 2012	4,982,867	$0.82	6.93	$19,645

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2011 and September 30, 2012, respectively.

The table below summarizes the restricted stock unit activity during the nine months ended September 30, 2012:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2011	11,944,844	$12.23
Granted	22,759,517	$9.83
Vested	(3,225,241)	$10.63
Forfeited	(2,385,596)	$15.36
Unvested at September 30, 2012	29,093,524	$10.29

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. EARNINGS (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The following tables set forth the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2011 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Net loss	$(14,416)	$(238,083)
Redemption of preferred stock in excess of carrying value	—	(34,327)
Adjustment of redeemable noncontrolling interests to redemption value	(43,656)	(59,307)
Less: Net loss attributable to noncontrolling interests	3,843	23,602
Net loss attributable to common stockholders	$(54,229)	$(308,115)

Net loss per share:
Weighted-average shares outstanding for basic and diluted net loss per share(1)	307,605,060	305,288,502
Basic and diluted net loss per share	$(0.18)	$(1.01)

(1)
Stock options, restricted stock units, performance stock units and convertible preferred shares are not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2011 because the Company had a net loss for each period. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share.

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables set forth the computation of basic and diluted earnings per share of Class A and Class B common stock for the three and nine months ended September 30, 2012 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator
Allocation of net (loss) income	$(937)	$(3)	$28,908	$108
Less: Allocation of adjustment of redeemable noncontrolling interests to redemption value	1,328	5	12,452	46
Less: Allocation of net income attributable to noncontrolling interests	703	3	2,796	10
Allocation of net (loss) income attributable to common stockholders	(2,968)	(11)	13,660	52
Denominator
Weighted-average common shares outstanding	650,823,634	2,399,976	645,621,967	2,399,976
Basic earnings per share	$(0.00)	$(0.00)	$0.02	$0.02

Diluted earnings per share:
Numerator
Allocation of net income attributable to common stockholders	$(2,968)	$(11)	$13,660	$52
Reallocation of net income attributable to common stockholders as a result of conversion of Class B	—	—	52	—
Allocation of net income attributable to common stockholders	(2,968)	(11)	13,712	52
Denominator
Weighted-average common shares outstanding used in basic computation	650,823,634	2,399,976	645,621,967	2,399,976
Conversion of Class B	—	—	2,399,976	—
Employee stock options	—	—	10,909,749	—
Restricted shares and RSUs	—	—	4,625,558	—
Weighted-average diluted shares outstanding	650,823,634	2,399,976	663,557,250	2,399,976
Diluted earnings per share	$(0.00)	$(0.00)	$0.02	$0.02

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following outstanding equity awards are not included in the diluted net (loss) earnings per share calculation above because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
Antidilutive equity awards	2011	2012	2011	2012
Stock options	18,407,510	8,864,956	18,407,510	9,018
Restricted stock units	10,575,100	29,093,524	10,575,100	7,249,438
Restricted stock	86,758	39,390	86,758	—
Convertible preferred shares	293,309,716	—	293,309,716	—
Total	322,379,084	37,997,870	322,379,084	7,258,456
10. FAIR VALUE MEASUREMENTS
Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs in valuation methodologies used to measure fair value:
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
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company's assets and liabilities measured at fair value and their classification in the valuation hierarchy are summarized below:
Cash equivalents - Cash equivalents primarily consisted of AAA-rated money market funds with overnight liquidity and no stated maturities. The Company classified cash equivalents as Level 1 due to the short-term nature of these instruments and measured the fair value based on quoted prices in active markets for identical assets.
Contingent consideration - The Company has contingent obligations to transfer cash payments and equity shares to the former owners in conjunction with certain acquisitions if specified future operational objectives and financial results are met over future reporting periods. Liabilities for contingent consideration (i.e., earn-outs) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value recorded in earnings as acquisition-related expense (benefit), net.
The Company uses one of two approaches to value the contingent consideration liabilities. The first is an income approach that is primarily determined based on the present value of probability-weighted future cash flows using internal models. The second is an option pricing methodology within a Black-Scholes framework. For contingent consideration to be settled in a variable number of shares of common stock, the Company used the most recent Groupon stock price as reported on the NASDAQ to determine the fair value of the shares potentially issuable as of December 31, 2011 and September 30, 2012. The Company has generally classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Changes in assumptions could have an impact on the payout of contingent consideration with a maximum payout of $17.6 million.

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$750,004	$750,004	$—	$—

Liabilities:
Contingent consideration	$13,218	$—	$1,988	$11,230

		Fair Value Measurement at Reporting Date Using
Description	As of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,331	$585,331	$—	$—

Liabilities:
Contingent consideration	$12,601	$—	$—	$12,601

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the three and nine months ended September 30, 2011 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Beginning balance	$15,920	$6,081	$—	$11,230
Issuance of contingent consideration in connection with acquisitions	1,835	2,100	17,755	2,100
Payments made on contingent liabilities	—	—	—	(4,250)
Change in fair value and other (1)	(4,793)	3,176	(4,793)	2,277
Reclass of contingent consideration from Level 2 to Level 3	—	1,244	—	1,244
Ending balance	$12,962	$12,601	$12,962	$12,601

Unrealized (gains) losses still held (2)	$(4,793)	$3,176	$(4,793)	$2,277

(1)	Changes in the fair value of contingent consideration liabilities are classified as "acquisition-related expense (benefit), net" in the condensed consolidated statements of operations.

(2)	Represents the unrealized gains (losses) recorded in earnings during the period for assets (and liabilities) classified as Level 3 that are still held (or outstanding) at the end of the period.
At December 31, 2011 and September 30, 2012, no material fair value adjustments were required for non-financial assets and liabilities.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The fair value and carrying amount of the Company's cost method investment in F-tuan were $124.9 million and $128.1 million, respectively, as of September 30, 2012. The fair value of this nonmarketable equity investment was determined using the income approach and the market approach. The income approach was primarily determined based on the present value of the probability-weighted future cash flows using internal models. The market approach was primarily determined based on a revenue multiple using prior year reported results and current year projections. The Company believes that this combination is an appropriate indicator of the investment's fair value in an orderly transaction between market participants. The Company classified the fair value measurement for this cost method investment as Level 3 because it involves significant unobservable inputs.
The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, accounts payable, accrued merchant payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of December 31, 2011 and September 30, 2012 due to their short term nature.
11. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended September 30, 2011, the Company recorded an income tax expense of $11.2 million on a pre-tax loss of $3.2 million, for an effective tax rate of (353.2)%. For the three months ended September 30, 2012, the Company recorded income tax expense of $26.9 million on pre-tax income of $25.9 million, for an effective tax rate of 103.6%.
For the nine months ended September 30, 2011, the Company recorded an income tax expense of $9.5 million on a pre-tax loss of $228.6 million, for an effective tax rate of (4.2)%. For the nine months ended September 30, 2012, the Company recorded income tax expense of $128.3 million on pre-tax income of $157.3 million, for an effective tax rate of 81.6%.

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company's U.S. statutory rate is 35%. The Company's effective tax rates for the three and nine months ended September 30, 2012 reflect losses in certain jurisdictions, which the Company was not able to benefit due to valuation allowances and the current year amortization expense of taxes paid from the 2011 taxable sale of certain intellectual property rights within the Company's international structure.
The Company's reserve for unrecognized tax benefits, exclusive of interest and penalties, as of September 30, 2012, increased from the balance as of December 31, 2011, by $10.1 million as a result of taxes attributable to current year operations. The total amount of unrecognized tax benefits at December 31, 2011 and September 30, 2012 that, if recognized, would affect the effective tax rate are $3.2 million and $24.8 million, respectively.
12. SEGMENT INFORMATION
The Company has organized its operations into two principal segments: North America, which represents the United States and Canada, and International, which represents the rest of the Company's global operations. Segment operating results reflect earnings before stock-based compensation, acquisition-related expense (benefit), net, interest and other income, net, loss on equity-method investees and provision (benefit) for income taxes. Segment information reported in the tables below represents the operating segments of the Company for which separate information is available and for which segment results are evaluated regularly by the Company's chief operating decision-maker (i.e., chief executive officer) in assessing performance and allocating resources.

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Revenue for each segment is based on the geographic market where the sales are completed. Revenue and profit or loss information by reportable segment reconciled to consolidated net (loss) income for the three and nine months ended September 30, 2011 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
North America
Revenue(1)	$161,525	$291,603	$455,342	$790,349
Segment cost of revenue and operating expenses(2)	142,689	252,510	468,785	667,655
Segment operating (loss) income	18,836	39,093	(13,443)	122,694
International
Revenue	268,636	276,949	662,924	905,821
Segment cost of revenue and operating expenses(2)	289,164	265,554	811,766	838,503
Segment operating (loss) income	(20,528)	11,395	(148,842)	67,318
Consolidated
Revenue	430,161	568,552	1,118,266	1,696,170
Segment cost of revenue and operating expenses(2)	431,853	518,064	1,280,551	1,506,158
Segment operating (loss) income	(1,692)	50,488	(162,285)	190,012
Stock-based compensation	3,340	22,619	60,922	77,706
Acquisition-related (benefit) expense, net	(4,793)	2,431	(4,793)	744
Interest and other income, net	(8,269)	(617)	(9,808)	(54,445)
Loss on equity method investees	11,211	138	19,974	8,694
(Loss) income before income taxes	(3,181)	25,917	(228,580)	157,313
Provision for income taxes	11,235	26,857	9,503	128,297
Net (loss) income	$(14,416)	$(940)	$(238,083)	$29,016

(1)
North America contains revenue from the United States of $147.9 million and $278.5 million for the three months ended September 30, 2011 and 2012, respectively, and $420.1 million and $746.8 million for the nine months ended September 30, 2011 and 2012, respectively.

(2)	Represents cost of revenue and operating expenses, excluding stock-based compensation and acquisition-related (benefit) expense, net, which are not allocated to segments.
The following table summarizes the Company's total assets (in thousands):

	As of December 31, 2011	As of September 30, 2012
North America (1)(3)	$989,170	$1,135,772
International (2)(3)	785,306	897,042
Consolidated total assets	$1,774,476	$2,032,814

(1)	North America contains assets from the United States of $981.0 million and $1,084.3 million at December 31, 2011 and September 30, 2012, respectively.

(2)
Total assets in the Netherlands represented approximately 11.5% of consolidated total assets at September 30, 2012. There were no other individual countries located outside of the United States that represented more than 10% of consolidated total assets at December 31, 2011 or September 30, 2012.

(3)	The December 31, 2011 total asset amounts have been reclassified in the disclosure above to conform to the current presentation, which excludes intercompany balances.

GROUPON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. RELATED PARTIES
Marketing Services
During 2011, the Company engaged InnerWorkings, Inc. (“InnerWorkings”) to provide marketing services. The Company's Executive Chairman, Eric Lefkofsky, is a former director and significant stockholder of InnerWorkings. Amounts paid in advance to InnerWorkings for services which had not yet been rendered as of September 30, 2012 totaled $1.3 million and were recorded in “Prepaid expenses and other current assets” on the condensed consolidated balance sheet.
Logistics Services
In connection with the Company's expansion of Goods offerings during 2012, the Company entered into a transportation and supply chain management agreement with Echo Global Logistics, Inc. ("Echo"). Three of the Company's directors, Peter Barris, Eric Lefkofsky and Bradley Keywell, either are currently or were previously in 2012 directors of Echo and have direct and/or indirect ownership interests in Echo. Pursuant to the agreement, Echo provided services either related to carrier rate negotiation and management, shipping origin and destination coordination, inventory facility set-up and management and supply chain cost analysis. Echo received payments of approximately $1.9 million for its services under the agreement for the nine months ended September 30, 2012, which were expensed by the Company through "Cost of revenue" on the condensed consolidated statements of operations. As the Goods category has expanded, the Company has hired other outside vendors for logistics services and as of September 30, 2012, the Company has terminated its arrangement with Echo.

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
Overview
Our vision is to be the operating system for local commerce. As part of that vision, we act as the local commerce marketplace that connects merchants to consumers by offering goods and services at a discount. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including telephone directories, direct mail, newspaper, radio, television and online advertisements and promotions. By bringing the brick and mortar world of local commerce onto the Internet, Groupon is creating a new way for local merchant partners to attract customers and sell goods and services. We provide consumers with savings and help them discover what to do, eat, see, buy and where to travel. We also provide a suite of other merchant-oriented products and services to consumers including a customer loyalty program, scheduler and payment processing.
Each day we email our subscribers discounted offers on goods, services and travel that are targeted by location, purchase history and personal preferences. Current and potential customers also access our deals directly through our websites and mobile applications. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon percentage of the purchase price paid to the featured merchant partners, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer for the Groupon excluding any applicable taxes and net of estimated refunds. In the nine months ended September 30, 2011, we generated revenue of $1,118.3 million, compared to $1,696.2 million in the nine months ended September 30, 2012. Revenue has increased as a result of expanding the scale of our business both domestically and internationally and as a result of expanding our products and services.
We have organized our operations into two principal segments: North America, which represents the United States and Canada, and International, which represents the rest of our global operations. For the nine months ended September 30, 2012, we derived 53.4% of our revenue from our International segment, compared to 46.6% from our North America segment.
Primarily as a result of our net losses in prior years, we have an accumulated deficit of $672.5 million as of September 30, 2012. Since our inception, we have driven our growth through substantial investments in infrastructure and marketing to increase customer acquisition. In particular, our net loss in previous years was driven primarily by the rapid expansion of our International segment, which involved investing heavily in upfront marketing, sales and infrastructure related to the build out of our operations in early stage countries. We intend to continue to pursue a strategy of significant investment in this segment and elsewhere in the future to support continued growth, consistent with the strategy we previously employed in North America and Europe.
How We Measure Our Business
We measure our business with several financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the long‑term performance of our marketplace. The key metrics are as follows:
Financial Metrics

•
Revenue. We believe revenue is an important indicator for our business. Our third party revenue is derived from deals where we act as the marketing agent and is the purchase price paid by the customer for the Groupon less an agreed upon percentage of the purchase price paid to the featured merchant partner, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Direct revenue, when the Company is selling the product as the merchant of record, is the purchase price paid by the customer, excluding any applicable taxes and net of estimated refunds.

•
Operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit), net. Operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit), net is the consolidated operating (loss) income of our two segments, North America and International, adjusted to exclude acquisition-related expense (benefit), net of stock-based compensation expense. Acquisition-related expense (benefit), net represents the change in the fair value of contingent consideration arrangements related to business combinations. Stock-based compensation expense is primarily a non-cash item. As reported under U.S. GAAP, we do not allocate stock‑based compensation and acquisition‑related expense (benefit), net to our segments. We use operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit) to allocate resources and evaluate performance internally. Operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit) is a non‑GAAP financial measure. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

•
Free cash flow. Free cash flow is "Net cash provided by operating activities" less "Purchases of property and equipment and software capitalization." We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it typically will present a more appropriate measure of cash flows as purchases of fixed assets, software developed for internal use and website development costs are a necessary component of ongoing operations. Free cash flow is a non-GAAP financial measure. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

Operating Metrics

•
Gross billings. This metric represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue deals, gross billings differs from third party revenues reported in our consolidated statements of operations, which are presented net of the merchant's share of the transaction price. For direct revenue deals, gross billings are equivalent to direct revenues reported in our condensed consolidated statements of operations. We consider this metric to be an important indicator of our growth and business performance as it is a proxy for the dollar volume of transactions through our marketplace, net of tax and refunds for which the merchant's share is recoverable. Tracking gross billings also allows us to track changes in the percentage of gross billings that we are able to retain after payments to our merchant partners.

•
Active customers. We define active customers as unique user accounts that have purchased Groupons during the trailing twelve months. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing Groupons is trending.

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

•
Revenue per average active customer. This metric represents the trailing twelve months revenue generated per average active customer. This metric is presented as the revenue generated in the trailing twelve months, divided by the average number of active customers in such time period. We believe revenue, not trailing twelve months revenue per average active customer, is a better indication of the overall growth of our business. As third party revenue, which is reported net of amounts payable to the featured merchant partners, represents the majority of our total revenue, trailing twelve month revenue per average active customer provides some indication as to whether our average customer is purchasing deals with a higher or lower percentage of gross billings retained by Groupon. This amount also reflects, however, the direct revenue from sales related to Groupon Goods reported on a gross basis.

	Trailing Twelve Months Ended September 30,
	2011	2012
Operating Metrics:
Gross billings (in thousands) (1)	$3,169,902	$5,090,600
TTM Active customers (in thousands) (2)	28,906	39,525
TTM Gross billings per average active customer (3)	$188.55	$148.78
Revenue per average active customer (4)	$76.49	$63.96

(1)	Reflects the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds.

(2)	Reflects the total number of unique accounts that have purchased Groupons during the trailing twelve months.

(3)	Reflects the total gross billings generated in the trailing twelve months per average active customer in the applicable period.

(4)	Reflects the revenue generated in the trailing twelve months per average active customer in the applicable period.
Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant partner relationships to be a vital part of our business model and have made significant investments in order to expand the variety of services that we can provide to our merchant partners. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create a more complete online marketplace for local commerce. We generally do not have long-term arrangements to guarantee availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace.
International operations. Our international operations are critical to our revenue growth and our ability to achieve and maintain profitability. For the nine months ended September 30, 2011 and 2012, 59.3% and 53.4%, respectively, of our revenue was generated from our International segment. Expansion into and operations in international markets requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. International acquisitions also expose us to a variety of execution risks. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our current and future business model.
Marketing costs. We must continue to acquire and retain customers who purchase Groupons in order to increase revenue and achieve profitability. If consumers do not perceive our Groupon offerings to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In our limited operating history, we have not incurred significant marketing or other expense on initiatives designed to re-activate customers or increase the level of purchases by our existing customers. As we incur such expenditures, our business and profitability could be adversely affected.
Investment in growth. We have been a high-growth company and have aggressively invested, and intend to continue to invest, to support this growth. For example, we are developing a suite of merchant products, such as payment processing, point of sale, scheduling and rewards, which require substantial investment and these products do not currently generate a material amount of revenue. As a result, we have incurred net losses in the majority of quarters since our inception. We anticipate that we will make substantial investments in the foreseeable future as we continue to increase the number and variety of deals we offer each day, broaden our customer base, expand our marketing channels, expand our operations, hire additional employees and develop our technology.
Competitive pressure. Our growth and geographical expansion have drawn a significant amount of attention to our business model. As a result, a substantial number of companies that attempt to replicate our business model have emerged around the world. We expect new competitors to emerge. In addition to such competitors, we expect to increasingly compete against other large Internet and technology‑based businesses that have launched initiatives which are directly competitive to our core business as well as our other categories and our suite of merchant products, such as payment processing, point of sale and rewards. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests.

Basis of Presentation
Our basis of presentation is discussed in "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2012. We updated our presentation of cost of revenue in this Quarterly Report on Form 10-Q to present the costs separately for third party and direct revenue transactions. Refer to Note 1 of the condensed consolidated financial statements where we discuss additional interim updates to the significant accounting policies for the three and nine months ended September 30, 2011 and 2012.
Results of Operations
Comparison of the nine months ended September 30, 2011 and 2012:

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
Revenue:
Third party and other revenue	$1,111,094	$1,466,602
Direct revenue	7,172	229,568
Total revenue	1,118,266	1,696,170
Cost of revenue:
Third party and other revenue	156,907	233,834
Direct revenue	5,707	202,634
Total cost of revenue	162,614	436,468
Operating expenses:
Marketing	613,173	275,941
Selling, general and administrative	565,686	871,455
Acquisition-related (benefit) expense, net	(4,793)	744
Total operating expenses	1,174,066	1,148,140
(Loss) income from operations	(218,414)	111,562
Interest and other income, net	9,808	54,445
Loss on equity method investees	(19,974)	(8,694)
(Loss) income before provision for income taxes	(228,580)	157,313
Provision for income taxes	9,503	128,297
Net (loss) income	(238,083)	29,016
Less: Net loss (income) attributable to noncontrolling interests	23,602	(2,806)
Net (loss) income attributable to Groupon, Inc.	(214,481)	26,210
Redemption of preferred stock in excess of carrying value	(34,327)	—
Adjustment of redeemable noncontrolling interests to redemption value	(59,307)	(12,498)
Net (loss) income attributable to common stockholders	$(308,115)	$13,712

Impact of stock-based compensation on cost of revenue and operating expenses
Cost of revenue and operating expenses with and without stock-based compensation are as follows:

	Nine Months Ended September 30,
	2011			2012
	As reported	Stock-based compensation	Net	As reported	Stock-based compensation	Net
	(in thousands)
Total cost of revenue	$162,614	$(480)	$162,134	$436,468	$(2,355)	$434,113

Operating expenses:
Marketing	$613,173	$(1,039)	$612,134	$275,941	$(2,110)	$273,831
Selling, general and administrative	565,686	(59,403)	506,283	871,455	(73,241)	798,214
Acquisition-related (benefit) expense, net	(4,793)	—	(4,793)	744	—	744
Total operating expenses	$1,174,066	$(60,442)	$1,113,624	$1,148,140	$(75,351)	$1,072,789
Foreign exchange rate neutral operating results
The effect on the Company's condensed consolidated statements of operations from changes in exchange rates versus the U.S. dollar was as follows:

	Nine Months Ended September 30, 2012
	At Avg.	Exchange
	Q3 2011 YTD	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Revenue	$1,765,476	$(69,306)	$1,696,170
Costs and expenses	1,654,709	(70,101)	1,584,608
Income (loss) from operations	$110,767	$795	$111,562

(1)	Represents the outcome that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
Gross Billings
Gross billings increased to $3,859.7 million for the nine months ended September 30, 2012 from $2,754.6 million for the nine months ended September 30, 2011, reflecting a growth rate of 40.1%. Gross billings have increased due to an increase in the volume of transactions as we continue to grow our business. We have experienced growth in our traditional local deals category in addition to our goods, travel and entertainment categories.

Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for each of the periods was as follows:

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
Revenue:
Third party revenue	$1,109,104	$1,449,172
Direct revenue	7,172	229,568
Other revenue	1,990	17,430
Total revenue	$1,118,266	$1,696,170
Revenue increased by $577.9 million to $1,696.2 million for the nine months ended September 30, 2012, as compared to $1,118.3 million for the nine months ended September 30, 2011. In addition to expanding the scale of our business domestically and internationally, several other initiatives have driven revenue growth over the recent period. Our historical marketing spend, which focused on acquiring customers through online channels, such as social networking websites and search engines, has contributed to our large revenue growth in the period. In addition, through our daily emails we have been increasingly targeting customers by sending them deals for specific locations and personal preferences. We also added substantially to our sales force in early 2012, allowing us to increase the number of merchant partner relationships, the volume of deals we offer on a daily basis on our websites and the quality of deals we offer to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2012 was $69.3 million.
Third Party Revenue
Third party revenue increased by $340.1 million to $1,449.2 million for the nine months ended September 30, 2012, as compared to $1,109.1 million for the nine months ended September 30, 2011. In addition to expanding the scale of our business domestically and internationally, several other initiatives have driven revenue growth during this period. We increased our total marketing spend significantly in 2011, focusing on acquiring customers through online channels, such as social networking websites and search engines, which we believe contributed to the increase in revenue during the nine months ended September 30, 2012. We also added to our sales force in early 2012, allowing us to increase the number of merchant partner relationships, the volume of deals we offer on a daily basis on our websites and the quality of deals we offer to our customers.
Direct Revenue
Direct revenue was $229.6 million for the nine months ended September 30, 2012, as compared to $7.2 million for the nine months ended September 30, 2011 due to the launch of Goods in the second half of 2011. We expect direct revenue deals to continue to grow, both overall and as a percentage of our revenues, through the continued growth of our Goods category. In addition, we expect that any growth in direct revenue will result in a smaller percentage increase in income from operations than third party revenue because direct revenue includes the entire amount of gross billings, excluding taxes and net of estimated refunds, while third party revenue is net of the merchant's share of the transaction price.
Other Revenue
Other revenue increased by $15.4 million to $17.4 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Other revenue is primarily comprised of non-merchant advertising, which has increased with the growth of our business.

Revenue by Segment
Revenue by segment for each of the periods was as follows:

	Nine Months Ended September 30,
	2011	% of total	2012	% of total

North America:
Third party and other revenue	$455,342	40.7%	$596,648	35.2%
Direct revenue	—	—	193,701	11.4
Total segment revenue	$455,342	40.7%	$790,349	46.6%
International:
Third party and other revenue	$655,752	58.6%	$869,954	51.3%
Direct revenue	7,172	0.7	35,867	2.1
Total segment revenue	$662,924	59.3%	$905,821	53.4%
Total revenue	$1,118,266	100.0%	$1,696,170	100.0%
North America
North America segment revenue increased by $335.0 million to $790.3 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase in revenue was largely attributable to an increase in active customers and strong growth in our direct revenue. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through the Company's Goods category where the Company is the merchant of record.
International
International segment revenue increased by $242.9 million to $905.8 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. While we continued to grow our International revenue, we have experienced slower growth than we have historically, particularly in our European markets, which comprise a majority of the revenue from our International segment.
Cost of Revenue
Cost of revenue on third party, other and direct revenue deals for the nine months ended September 30, 2011 and 2012 was as follows:

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
Cost of revenue:
Third party revenue	$156,820	$233,684
Direct revenue	5,707	202,634
Other revenue	87	150
Total cost of revenue	$162,614	$436,468
Cost of revenue is comprised of direct and indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the purchase price of consumer products, warehousing, shipping costs and inventory markdowns. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to relative gross billings during the period. As a result of the significant growth we have experienced in recent periods from direct revenue transactions relative to our total gross billings, an increasing share of those allocable costs have been allocated to cost of direct revenue in our condensed consolidated statement of operations.

Cost of revenue increased by $273.9 million to $436.5 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, and was directly related to the growth in revenue. The increase in cost of revenue was primarily driven by cost of consumer products related to direct revenue deals, which was not a significant cost during the nine months ended September 30, 2011 and, to a lesser extent, refunds for which the merchant's share is not recoverable related to our third party revenue deals. In addition, there was an increase in editorial salary costs, shipping costs and processing fees. Increases in shipping costs and processing fees are driven by higher merchant partner transaction volumes. Cost of revenue also increased due to increased email distribution costs as a result of our larger subscriber base.
Cost of Revenue by segment
Cost of revenue by segment for each of the periods was as follows:

	Nine Months Ended September 30,
	2011	% of total	2012	% of total
	(dollars in thousands)
North America:
Cost of third party and other revenue	$88,534	54.4%	$118,210	27.1%
Cost of direct revenue	—	—	168,390	38.6
Total segment cost of revenue	$88,534	54.4%	$286,600	65.7%
International:
Cost of third party and other revenue	$68,373	42.1%	$115,624	26.5%
Cost of direct revenue	5,707	3.5	34,244	7.8
Total segment cost of revenue	$74,080	45.6%	$149,868	34.3%
Total cost of revenue	$162,614	100.0%	$436,468	100.0%
North America
North America segment cost of revenue increased by $198.1 million to $286.6 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase in cost of revenue was primarily driven by the cost of consumer products related to direct revenue deals.
International
International segment cost of revenue increased by $75.8 million to $149.9 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. We have continued to grow our business related to both our third party and direct revenue deals in existing markets outside of North America. As a result of this growth, cost of revenue increased for the period.
Marketing
Marketing expense was $275.9 million for the nine months ended September 30, 2012, as compared to $613.2 million for the nine months ended September 30, 2011. Marketing expense by segment as a percentage of segment revenue for each of the periods was as follows:

	Nine Months Ended September 30,
	2011	% of Segment Revenue	2012	% of Segment Revenue
	(dollars in thousands)
North America	$217,461	47.8%	$85,922	10.9%
International	395,712	59.7%	190,019	21.0%
Marketing	$613,173	54.8%	$275,941	16.3%
We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving the volume of transactions. We invested heavily in customer acquisition in the nine months ended September 30, 2011, specifically in our International segment. In 2010, we began our international expansion and subsequently made significant marketing investments in our International segment to accelerate growth and establish our presence in new markets. Therefore, marketing as a percentage of revenue for nine months ended September 30, 2011 is higher than for the comparable period of 2012. Marketing expense as a percentage of revenue for the nine months ended September 30, 2012 has decreased due to efficiencies we have realized from building a subscriber base and shifting our marketing spend to customer activation.
Marketing expense by segment for each of the periods was as follows:

	Nine Months Ended September 30,
	2011	% of total	2012	% of total
	(dollars in thousands)
North America	$217,461	35.5%	$85,922	31.1%
International	395,712	64.5	190,019	68.9
Marketing	$613,173	100.0%	$275,941	100.0%
Our marketing expense decreased by $337.2 million to $275.9 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. For the nine months ended September 30, 2011, subscriber acquisition still comprised the primary portion of our marketing spend. This was particularly true in the international markets as we were still in the early phases of building our customer base in those markets. As those markets have developed over the last twelve months, we have begun to shift our marketing spend from subscriber acquisition marketing to activation, and as a result, overall marketing expense decreased for the nine months ended September 30, 2012.
North America
North America segment marketing expense decreased to $85.9 million for the nine months ended September 30, 2012, as compared to $217.5 million for the nine months ended September 30, 2011. The significant decrease was primarily attributable to a decrease in online marketing spend. This reflects both the continued shift in focus from subscriber acquisition marketing to activation and improving efficiency in our core operations. For the nine months ended September 30, 2012, marketing expense as a percentage of revenue for the North America segment was 10.9%, as compared to 47.8% for the nine months ended September 30, 2011. The decrease in marketing expenses as a percentage of revenue is due to efficiencies we have seen from the investments we made in 2011 and 2012.
International
International segment marketing expense decreased to $190.0 million for the nine months ended September 30, 2012, as compared to $395.7 million the nine months ended September 30, 2011. The significant decrease was primarily attributable to a decrease in online marketing spend. This reflects both the continued execution against our plan to move from subscriber acquisition marketing to activation and our commitment to improving efficiency in our core operations. For the nine months ended September 30, 2012, marketing expense as a percentage of revenue for the International segment was 21.0%, as compared to 59.7% for the nine months ended September 30, 2011. The decrease in marketing expense as a percentage of revenue is due to efficiencies we have seen from the investments we made in 2011 and 2012.
Selling, General and Administrative
Our selling general and administrative expense was $871.5 million for the nine months ended September 30, 2012, as compared to $565.7 million for the nine months ended September 30, 2011. The increases in selling, general and administrative expense were primarily related to the build out of our global sales force, investments in technology and investments in our corporate infrastructure necessary to support our current and anticipated growth. For the nine months ended September 30, 2012, selling, general and administrative expense as a percentage of revenue was 51.4%, as compared to 50.6% for the nine months ended September 30, 2011. Selling, general and administrative expense as a percentage of revenue has increased from the comparative period of the prior year as we built out our sales force through 2011 due to large growth in the period. We continue to refine our sales management and selling processes and additionally we are introducing new products and services to facilitate deeper customer and merchant partner engagement.
For the nine months ended September 30, 2012, our selling, general and administrative expense increased by $305.8 million to $871.5 million, an increase of 54.1% from the comparable period of the prior year. The increase in selling, general and administrative expense for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 was due to increases in wages and benefits, consulting and professional fees, depreciation, rent expense and system maintenance expenses. Additionally, selling, general and administrative expenses as a percentage of revenue for our International segment were significantly higher than for our North America segment. This was primarily a result of the build out of our international operations, including our sales force, to support anticipated future revenue growth.
Wages and benefits (excluding stock‑based compensation) within selling, general and administrative expenses increased by $175.5 million to $482.1 million for the nine months ended September 30, 2012, as we continued to add sales force and administrative staff to support our business. Stock‑based compensation costs within selling, general and administrative expenses increased to $73.2 million for the nine months ended September 30, 2012 from $59.4 million for the nine months ended September 30, 2011. Our consulting and professional fees increased in the first nine months of 2012 primarily related to higher legal and accounting costs. Depreciation and rent expense increased $30.7 million for the period primarily due to our expansion during 2011 and the first nine months of 2012. There was a $27.3 million increase in system maintenance in the first nine months of 2012 as a result of investments in technology and our corporate infrastructure.
Acquisition‑Related (Benefit) Expense, Net
For the nine months ended September 30, 2012, we incurred net acquisition-related expenses of $0.7 million, representing changes in the fair value of contingent consideration liabilities from business acquisitions. See Note 10 "Fair Value Measurements."
(Loss) Income from Operations
We earned $111.6 million of income from operations for the nine months ended September 30, 2012, as compared to $218.4 million of loss from operations for the nine months ended September 30, 2011. The change to income from operations from loss from operations in the comparable period of the prior year is primarily due to increased revenue and reduced marketing expenses. We recognized income from operations for the nine months ended September 30, 2012 as the Company was able to continue to generate revenue from subscribers and customers acquired in prior periods from marketing, sales and infrastructure investments. The favorable impact on income from operations from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2012 was $0.8 million.
North America
Segment operating income in our North America segment increased by $136.1 million to $122.7 million of segment operating income for the nine months ended September 30, 2012, as compared to $13.4 million of segment operating loss for the nine months ended September 30, 2011. The increase in the segment operating income was primarily attributable to our expansion within North America and increased performance from our Goods category. We invested heavily in marketing, sales and infrastructure in prior periods related to the build out of our operations. These investments have contributed to our segment operating income reported in the current period.
International
Segment operating income in our International segment increased by $216.1 million to $67.3 million of segment operating income for the nine months ended September 30, 2012, as compared to $148.8 million of segment operating loss for the nine months ended September 30, 2011. The International segment operating loss in the nine months ended September 30, 2011 was driven by our rapid expansion in the segment during that year. In the nine months ended September 30, 2012, we have generated income as result of efficiencies we have seen from the investments we made in 2011.
Interest and Other Income, net
Interest and other income, net, consists of foreign currency transaction gains or losses, interest earned on cash and cash equivalents and other non-operational gains and losses.
Our interest and other income, net was $54.4 million for the nine months ended September 30, 2012, as compared to $9.8 million for the nine months ended September 30, 2011. The increase for the period was primarily due to the $56.0 million pre-tax gain recognized as a result of the E-Commerce transaction. See Note 4 "Investments in Equity Interests." The increase was partially offset by foreign currency losses incurred.
Provision for Income Taxes
We recorded income tax expense of $128.3 million for the nine months ended September 30, 2012, as compared to $9.5 million for the nine months ended September 30, 2011.
The effective tax rate was 81.6% for the nine months ended September 30, 2012, as compared to (4.2)% for the nine months ended September 30, 2011. The effective tax rates for the nine months ended September 30, 2012 and 2011 reflect foreign losses in certain jurisdictions, which we were not able to benefit due to the valuation allowances and the amortization expense of taxes paid from the 2011 taxable sale of certain intellectual property rights within the Company's international structure.
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

Results of Operations
Comparison of the three months ended September 30, 2011 and 2012:

	Three Months Ended September 30,
	2011	2012
	(in thousands)
Revenue:
Third party and other revenue	$422,989	$423,564
Direct revenue	7,172	144,988
Total revenue	430,161	568,552
Cost of revenue:
Third party and other revenue	62,339	54,173
Direct revenue	5,707	127,613
Total cost of revenue	68,046	181,786
Operating expenses:
Marketing	170,349	70,919
Selling, general and administrative	196,798	287,978
Acquisition-related (benefit) expense, net	(4,793)	2,431
Total operating expenses	362,354	361,328
(Loss) income from operations	(239)	25,438
Interest and other income, net	8,269	617
Loss on equity method investees	(11,211)	(138)
(Loss) income before provision for income taxes	(3,181)	25,917
Provision for income taxes	11,235	26,857
Net loss	(14,416)	(940)
Less: Net loss (income) attributable to noncontrolling interests	3,843	(706)
Net loss attributable to Groupon, Inc.	(10,573)	(1,646)
Adjustment of redeemable noncontrolling interests to redemption value	(43,656)	(1,333)
Net loss attributable to common stockholders	$(54,229)	$(2,979)
Impact of stock-based compensation on cost of revenue and operating expenses
Cost of revenue and operating expenses with and without stock-based compensation are follows:

	Three Months Ended September 30,
	2011			2012
	As reported	Stock-based compensation	Net	As reported	Stock-based compensation	Net
	(in thousands)
Total cost of revenue	$68,046	$(56)	$67,990	$181,786	$(858)	$180,928

Operating expenses:
Marketing	$170,349	$(53)	$170,296	$70,919	$(739)	$70,180
Selling, general and administrative	196,798	(3,231)	193,567	287,978	(21,022)	266,956
Acquisition-related (benefit) expense, net	(4,793)	—	(4,793)	2,431	—	2,431
Total operating expenses	$362,354	$(3,284)	$359,070	$361,328	$(21,761)	$339,567

Foreign exchange rate neutral operating results
The effect on the Company's condensed consolidated statements of operations from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended September 30,
	At Avg.	Exchange
	Q3 2011	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Revenue	$594,551	$(25,999)	$568,552
Costs and expenses	571,962	(28,848)	543,114
Income from operations	$22,589	$2,849	$25,438

(1)	Represents the outcome that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
Gross Billings
Gross billings increased to $1,218.3 million for the three months ended September 30, 2012 from $1,157.2 million for the three months ended September 30, 2011, reflecting a growth rate of 5.3%. Our gross billings increased during this period as a result of the continued expansion of our business, including in particular our Goods category, as well as our traditional local deals, travel and entertainment categories, partially offset by a decline in gross billings in our European operations.
Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for each of the periods was as follows:

	Three Months Ended September 30,
	2011	2012
	(in thousands)
Revenue:
Third party revenue	$422,123	$417,249
Direct revenue	7,172	144,988
Other revenue	866	6,315
Total revenue	$430,161	$568,552
Revenue increased by $138.4 million to $568.6 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2012 was $26.0 million.
Third Party Revenue
Third party revenue decreased by $4.9 million to $417.2 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease in third party revenue is due to the increased focus on promoting deals in our Goods sales category, which are primarily classified within direct revenue.
We recognized a one-time increase of $18.5 million to third party revenue from unredeemed Groupons, net of applicable taxes and customer refunds, during the three months ended September 30, 2012. This one-time increase represents the cumulative impact of deals in Germany for which, based on a recent tax ruling, our obligation to the merchant would have ended prior to the beginning of the current quarter. For merchant payment arrangements that are structured under a redemption payment model, we retain all of the gross billings from unredeemed Groupons. We record revenue from unredeemed Groupons and derecognize the related accrued merchant payable when our legal obligation to the merchant expires, which we believe is shortly after deal expiration in most jurisdictions for which use a pay on redemption model. However, we have historically concluded based on our interpretation of applicable German law that our obligation to merchants in that jurisdiction extended for three years. Due to the German tax ruling, which will require us to remit value-added taxes (VAT) earlier on unredeemed Groupons, we began recognizing revenue from unredeemed Groupons in Germany shortly after deal expiration in the current period, consistent with most other jurisdictions in which we pay on redemption.

Direct Revenue
Direct revenue was $145.0 million for the three months ended September 30, 2012, as compared to $7.2 million for the three months ended September 30, 2011, due to the launch of Goods in the second half of 2011. We expect direct revenue deals to continue to grow, both overall and as a percentage of total revenue, through the continued growth of our Goods category. In addition, we expect that any growth in direct revenue will result in a smaller percentage increase in income from operations than third party revenue because direct revenue includes the entire amount of gross billings, excluding taxes and net of estimated refunds, while third party revenue, which is net of the merchant's share of the transaction price.
Other Revenue
Other revenue increased by $5.4 million to $6.3 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Other revenue is primarily comprised of non-merchant advertising, which has increased with growth of the business.
Revenue by Segment
Revenue by segment for each of the periods was as follows:

	Three Months Ended September 30,
	2011	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other revenue	$161,525	37.5%	$158,545	27.9%
Direct revenue	—	—	133,058	23.4
Total segment revenue	$161,525	37.5%	$291,603	51.3%
International:
Third party and other revenue	$261,464	60.8%	$265,019	46.6%
Direct revenue	7,172	1.7	11,930	2.1
Total segment revenue	$268,636	62.5%	$276,949	48.7%
Total revenue	$430,161	100.0%	$568,552	100.0%
North America
North America segment revenue increased by $130.1 million to $291.6 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase in revenue is reflective of strong growth in our direct revenue. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through the Company's Goods category where the Company is the merchant of record.
International
International segment revenue increased by $8.3 million to $276.9 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. In the three months ended September 30, 2012, for the first time we recognized revenue from unredeemed Groupons in Germany, including the $18.5 million one-time increase, which contributed to our revenue growth during this period. The International segment was adversely affected by weakness in the Company's European operations, which we believe did not perform as well as our North American operations due in part to weakness in the European economy and to slower adoption of technology, such as deal personalization, in our European markets, which comprise a majority of our International segment.

Cost of Revenue
Cost of revenue on third party, other and direct revenue deals was as follows:

	Three Months Ended September 30,
	2011	2012
	(in thousands)
Cost of revenue:
Third party revenue	$62,301	$54,123
Direct revenue	5,707	127,613
Other revenue	38	50
Total cost of revenue	$68,046	$181,786
Cost of revenue is comprised of direct and indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the purchase price of consumer products, warehousing, shipping costs, and inventory markdowns. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting, and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to relative gross billings during the period. As a result of the significant growth we have experienced in recent periods from direct revenue transactions relative to our total gross billings, an increasing share of those allocable costs have been allocated to cost of direct revenue in our condensed consolidated statement of operations.
Cost of revenue increased by $113.7 million to $181.8 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, and was primarily related to the growth in direct revenue. The increase in cost of revenue was primarily driven by the cost of consumer products and associated shipping costs related to direct revenue deals, which were not significant during the three months ended September 30, 2011, partially offset by a decrease in refunds for which the merchant's share is not recoverable related to our third party revenue deals.
Cost of revenue by segment
Cost of revenue by segment for each of the periods was as follows:

	Three Months Ended September 30,
	2011	% of total	2012	% of total
	(dollars in thousands)
North America:
Cost of third party and other revenue	$31,316	46.0%	$15,475	8.5%
Cost of direct revenue	—	—	115,560	63.6
Total segment cost of revenue	$31,316	46.0%	$131,035	72.1%
International:
Cost of third party and other revenue	$31,023	45.6%	$38,698	21.3%
Cost of direct revenue	5,707	8.4	12,053	6.6
Total segment cost of revenue	$36,730	54.0%	$50,751	27.9%
Total cost of revenue	$68,046	100.0%	$181,786	100.0%
North America
North America segment cost of revenue increased by $99.7 million to $131.0 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase was primarily driven by the cost of consumer products related to direct revenue deals, partially offset by a decrease in refunds for which the merchant's share is not recoverable related to our third party revenue deals.

International
International segment cost of revenue increased by $14.0 million to $50.8 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. We have continued to grow our business related to both our third party and direct revenue deals in existing markets outside of North America. As a result of this growth, cost of revenue increased for the period.
Marketing
Marketing expense was $70.9 million for the three months ended September 30, 2012, as compared to $170.3 million for the three months ended September 30, 2011. Marketing expense by segment as a percentage of segment revenue for each of the periods was as follows:

	Three Months Ended September 30,
	2011	% of Segment Revenue	2012	% of Segment Revenue
	(dollars in thousands)
North America	$55,873	34.6%	$20,491	7.0%
International	114,476	42.6%	50,428	18.2%
Marketing	$170,349	39.6%	$70,919	12.5%
We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving the volume of transactions. We invested heavily in customer acquisition in the three months ended September 30, 2011, specifically in our International segment. In 2010, we began our international expansion and subsequently made significant marketing investments in our International segment to accelerate growth and establish our presence in new markets. Therefore, marketing as a percentage of revenue for three months ended September 30, 2011 is higher than the comparable period in 2012. Marketing expense as a percentage of revenue for the three months ended September 30, 2012 has decreased due to efficiencies we have realized from successfully building a subscriber base. We have begun to shift our marketing spend from subscriber acquisition marketing to activation, and as a result, overall marketing expense decreased for the three months ended September 30, 2012.
Marketing expense by segment for each of the periods was as follows:

	Three Months Ended September 30,
	2011	% of total	2012	% of total
	(dollars in thousands)
North America	$55,873	32.8%	$20,491	28.9%
International	114,476	67.2	50,428	71.1
Marketing	$170,349	100.0%	$70,919	100.0%
Our marketing expense decreased by $99.4 million to $70.9 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. For the three months ended September 30, 2011, subscriber acquisition still comprised the primary portion of our marketing spend. This was particularly true in the international markets as we were still in the early phases of building our customer base in those markets. As those markets have developed over the last twelve months, we have begun to shift our marketing spend from subscriber acquisition marketing to activation, and as a result, overall marketing expense decreased for the three months ended September 30, 2012.

North America
North America segment marketing expense decreased to $20.5 million for the three months ended September 30, 2012, as compared to $55.9 million the three months ended September 30, 2011. The significant decrease was primarily attributable to a decrease in online marketing spend. This reflects both the shift in focus from subscriber acquisition marketing to activation and improving efficiency in our core operations. For three months ended September 30, 2012, marketing expense as a percentage of revenue for the North America segment was 7.0%, as compared to 34.6% for the three months ended September 30, 2011. The decrease in marketing expenses as a percentage of revenue is due to results we have seen from the investments we made in 2011 and 2012.
International
International segment marketing expense decreased to $50.4 million for the three months ended September 30, 2012, as compared to $114.5 million for the three months ended September 30, 2011. The significant decrease was primarily attributable to a decrease in online marketing spend. This reflects both the move from subscriber acquisition marketing to activation and improving efficiency in our core operations. For the three months ended September 30, 2012, marketing expense as a percentage of revenue for the International segment was 18.2%, as compared to 42.6% for the three months ended September 30, 2011. The decrease in marketing expenses as a percentage of revenue is due to efficiencies we have seen from the investments we made in 2011 and 2012.
Selling, General and Administrative
Our selling, general and administrative expense was $288.0 million for the three months ended September 30, 2012, as compared to $196.8 million for the three months ended September 30, 2011. The increases in selling, general and administrative expense were principally related to the build out of our global sales force, investments in technology and investments in our corporate infrastructure necessary to support our current and anticipated growth. For the three months ended September 30, 2012, selling, general and administrative expense as a percentage of revenue was 50.7%, as compared to 45.7% for the three months ended September 30, 2011. Selling, general and administrative expense as a percentage of revenue has increased from the comparative period of the prior year as we built out our sales force through 2011 due to large growth in the period. We continue to refine our sales management and selling processes and additionally we are introducing new products and services in order to facilitate deeper customer and merchant partner engagement. Over time, as our operations develop in a greater percentage of our markets, we expect that our selling, general and administrative expense will decrease as a percentage of revenue.
For the three months ended September 30, 2012, our selling, general and administrative expense increased by $91.2 million to $288.0 million, an increase of 46.3% from the same period of the prior year. The increase in selling, general and administrative expense for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 was primarily due to increases in wages and benefits, consulting and professional fees, depreciation and system maintenance expenses. Additionally, selling, general and administrative expenses as a percentage of revenue for our International segment were significantly higher than for our North America segment. This was primarily a result of the build out of our international operations, including our sales force, to support anticipated future revenue growth.
Wages and benefits (excluding stock‑based compensation) within selling, general and administrative expenses increased by $33.4 million to $157.9 million for the three months ended September 30, 2012 as we continued to add sales force and administrative staff to support our business. Stock‑based compensation costs within selling, general and administrative expense increased to $21.0 million for the three months ended September 30, 2012 from $3.2 million for the three months ended September 30, 2011. Our consulting and professional fees increased in the third quarter of 2012 primarily related to higher accounting costs. Depreciation and rent expense increased $9.1 million for the period primarily due to our expansion during 2011 and the three months ended September 30, 2012. There was a $13.2 million increase in system maintenance for the third quarter of 2012 as compared to the prior period as a result of investments in technology and our corporate infrastructure.
Acquisition‑Related (Benefit) Expense, Net
For the three months ended September 30, 2012, we incurred net acquisition-related expenses of $2.4 million, representing changes in the fair value of contingent consideration liabilities from business acquisitions. See Note 10 "Fair Value Measurements."

(Loss) Income from Operations
We earned $25.4 million of income from operations for the three months ended September 30, 2012, as compared to $0.2 million of loss from operations for the three months ended September 30, 2011. The change to income from operations from loss from operations for the comparable period of the prior year is primarily due to increased revenue and decreased marketing expenses. We recognized income from operations for the three months ended September 30, 2012 as the Company was able to continue to generate revenue from subscribers and customers acquired in prior periods from marketing, sales and infrastructure investments. In addition, we recognized incremental revenue of $18.5 million in the period from unredeemed Groupons in Germany. The favorable impact on operating income from operations from year-over-year changes in foreign exchange rates for the three months ended September 30, 2012 was $2.8 million.
North America
Segment operating income in our North America segment increased by $20.3 million to $39.1 million for the three months ended September 30, 2012, as compared to $18.8 million for the three months ended September 30, 2011. The increase in segment operating income was primarily attributable to our expansion within North America and increased performance of our Goods category. We invested heavily in marketing, sales and infrastructure in prior periods related to the build out of our operations., and these investments have contributed to our segment operating income reported in the current period.
International
Segment operating income in our International segment increased by $31.9 million to $11.4 million of segment operating income for the three months ended September 30, 2012, as compared to $20.5 million of segment operating loss for the three months ended September 30, 2011. The International segment operating loss in the three months ended September 30, 2011 was driven by our rapid expansion throughout 2011. In the three months ended September 30, 2012, we have generated income as a result of the efficiencies we have seen from the investments we made in 2011. In addition, we recognized revenue from unredeemed Groupons in Germany for the first time during the three months ended September 30, 2012, including the $18.5 million one-time increase.
Interest and Other Income, net
Interest and other income, net, consists of foreign currency transaction gains or losses, interest earned on cash and cash equivalents and other non-operational gains and losses.
Our interest and other income, net, was $0.6 million for the three months ended September 30, 2012, as compared to $8.3 million for the three months ended September 30, 2011.
Provision for Income Taxes
We recorded income tax expense of $26.9 million for the three months ended September 30, 2012, as compared to $11.2 million for the three months ended September 30, 2011.
The effective tax rate was 103.6% for the three months ended September 30, 2012, as compared to (353.2)% for the three months ended September 30, 2011. The effective tax rates for the three months ended September 30, 2012 and 2011 reflect foreign losses in certain jurisdictions, which we were not able to benefit due to the valuation allowances, and the current year amortization expense of taxes paid from the 2011 taxable sale of certain intellectual property rights within the Company's international structure.
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

Non-GAAP Financial Measures
We use operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit) and free cash flow as key non-GAAP financial measures. Operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit) and free cash flow are used in addition to and in conjunction with results presented in accordance with U.S. GAAP and should not be relied upon to the exclusion of U.S. GAAP financial measures.
Operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit). Operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit) is the consolidated operating (loss) income of our two segments, North America and International, excluding acquisition-related expense (benefit), net and stock-based compensation expense. Acquisition-related expense (benefit), net, which represents changes in the fair value of contingent consideration obligations relating to acquisitions, are excluded because the timing and nature of these amounts is unpredictable and we believe that it is not meaningful to our core operating results. Stock-based compensation is excluded because it is primarily a non-cash item. We use operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit) to allocate resources and evaluate performance internally.
We consider operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit) to be an important measure for management to evaluate the performance of our business as it excludes changes in the fair value of contingent consideration related to business combinations and stock compensation expenses. We believe it is important to view operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit) as a complement to our entire condensed consolidated statements of operations. When evaluating our performance, you should consider operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit) as a complement to other financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results.
The following is a reconciliation of operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit) to the most comparable U.S. GAAP measure, ‘‘(Loss) income from operations,’’ for the three and nine months ended September 30, 2011 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
(Loss) income from operations	$(239)	$25,438	$(218,414)	$111,562
Adjustments:
Stock-based compensation(1)	3,340	22,619	60,922	77,706
Acquisition-related (benefit) expense, net(2)	(4,793)	2,431	(4,793)	744
Total adjustments	(1,453)	25,050	56,129	78,450
Operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit)	$(1,692)	$50,488	$(162,285)	$190,012

(1)	Represents stock-based compensation expense recorded within selling, general and administrative expense, cost of revenue and marketing expense.

(2)	Represents changes in the fair value of contingent consideration related to acquisitions made by the Company.
Free cash flow. Free cash flow is "Net cash provided by operating activities" less "Purchases of property and equipment and software capitalization." We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it typically will present a measure of cash flows more aligned with an analysis of ongoing business operations as purchases of fixed assets, software developed for internal use and website development costs are a necessary component of ongoing operations.
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
The following is a reconciliation of free cash flow to the most comparable GAAP measure, "Net cash provided by operating activities," for the nine months ended September 30, 2011 and 2012:

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
Net cash provided by operating activities	$121,370	$201,117
Purchases of property and equipment and software capitalization	(29,825)	(55,802)
Free cash flow	$91,545	$145,315

Net cash used in investing activities	$(112,526)	$(142,226)
Net cash provided in financing activities	$120,292	$18,590
Liquidity and Capital Resources
As of September 30, 2012, we had $1,201.0 million in cash and cash equivalents, which primarily consisted of cash and money market accounts.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows from operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. We generated positive cash flow from operations for the nine months ended September 30, 2011 and 2012, and we expect cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make additional acquisitions, purchase capital expenditures and meet our other cash operating needs. Cash flow from operations was $121.4 million and $201.1 million for the nine months ended September 30, 2011 and 2012, respectively.
Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for the next twelve months.
Anticipated Uses of Cash
Our priority in 2012 is to continue to aggressively invest in the business by making additional investments in technology and innovations and by shifting our marketing spend from subscriber acquisition to customer activation in both our North America and International segments. In addition, we may expand our sales force and plan to continue to acquire or make strategic investments in complementary businesses that add to our customer base or provide incremental technology or talent or both.
In order to support our overall global expansion, we expect to make significant investments in our corporate facilities and technology development during 2012. Through the date of this filing, we acquired ten businesses for an aggregate purchase price of $52.8 million, of which $44.8 million, net of cash acquired, was paid for in cash, and we expect to continue to use cash to make strategic acquisitions.
We currently plan to fund these investments in our North America and International segments with our available cash and cash equivalents balance and cash flows generated from the respective operations during this year. We do not intend to pay dividends in the foreseeable future.

Cash Flow
Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$121,370	$201,117
Investing activities	(112,526)	(142,226)
Financing activities	120,292	18,590
Effect of changes in exchange rates on cash and cash equivalents	(4,034)	595
Net increase in cash and cash equivalents	$125,102	$78,076
Cash Provided By Operating Activities
Cash provided by operating activities primarily consists of our net (loss) income adjusted for certain items, including depreciation and amortization, gain on E-Commerce transaction, stock‑based compensation, deferred income taxes and the effect of changes in working capital and other items.
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
Fixed payment model - Under our fixed merchant partner payment model, we pay our merchant partners in installments over a period of generally thirty days for direct revenue deals and sixty days for third party revenue deals. Under this payment model, merchant partners are paid regardless of whether the Groupon is redeemed.
As a result of these payment models, we experience swings in merchant payables associated with our normal revenue-generating activities, including both third party and direct revenue sales transactions, that can cause volatility in working capital levels and impact cash balances more or less than our operating income or loss would indicate. In the current period we have offered our merchant partners more favorable and accelerated payment terms, which has reduced our overall cash flow benefits from the timing differences between when we receive cash from customers and remit payments to our merchant partners. We expect that trend to continue in the future.
For the nine months ended September 30, 2012, our net cash provided by operating activities was $201.1 million, which consisted of $29.0 million of net income, a $116.2 million net increase related to changes in working capital and other assets and liabilities and a $55.9 million net increase for certain non-cash items and items that do not relate to our operating activities. The net adjustments for non-cash and non-operating items include $77.7 million of stock-based compensation and $39.8 million of depreciation and amortization expense, less $56.0 million for the gain recognized on the E-Commerce transaction.
The increase in cash resulting from changes in working capital activities primarily consisted of a $68.0 million change in accrued expenses and other current liabilities and a $53.9 million change in our merchant payables, due to the continued growth in the business. Costs included in accrued expenses and other current liabilities are primarily online marketing costs incurred to acquire and retain customers, operating expenses such as payroll and benefits and costs associated with customer loyalty and reward programs. Changes in accrued expenses and other current liabilities primarily reflect the significant increase in the number of employees, vendors, and customers resulting from our internal growth and global expansion through recent acquisitions. In addition, there was an increase in cash related to changes in accounts payable of $13.2 million due to general business growth. The increase in cash flows were offset by $24.9 million related to the changes in prepaid expenses and other assets as a result of business growth and a change in accounts receivable of $2.2 million.
Cash Used In Investing Activities
Cash used in investing activities primarily consists of capital expenditures and acquisitions of businesses.
For the nine months ended September 30, 2012, our net cash used in investing activities of $142.2 million primarily consisted of $41.6 million invested in subsidiaries, equity method and cost method investments, $55.8 million in capital expenditures and capitalized internal use software and $44.8 million in net cash paid in business acquisitions.
Cash Used in Financing Activities
For the nine months ended September 30, 2012, our net cash provided by financing activities of $18.6 million was driven primarily by the excess tax benefit on stock-based compensation of $24.6 million.
Contractual Obligations and Commitments
We have recorded $0 and $10.2 million of current liabilities for unrecognized tax benefits and $55.1 million and $56.2 million of noncurrent liabilities for unrecognized tax benefits as of December 31, 2011 and September 30, 2012, respectively. We cannot make a reasonable estimate of the period of cash settlement for the tax positions classified as noncurrent liabilities. Our other commitments as of September 30, 2012 did not materially change from the amounts set forth in our 2011 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2012.
Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 1, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2012. In Note 1 to the accompanying unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we have identified all updated accounting policy disclosures for the period.
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

Third party and other revenue recognition
The Company generates third party revenue, where it acts as the third party marketing agent, by offering goods and services provided by third party merchant partners at a discount through its local commerce marketplace that connects merchants to consumers. The Company's marketplace includes deals offered through a variety of categoriess including: Local, Deals, National, Now!, Goods, Getaways and Live. Customers purchase Groupons from the Company and redeem them with the Company's merchant partners.
The revenue recognition criteria are met when the number of customers who purchase a given deal exceeds the predetermined threshold (where applicable), the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as a marketing agent, are substantially complete. The Company's remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on the Company's website the listing of Groupons sold previously provided to the merchant, are inconsequential or perfunctory. The Company records as revenue the net amount it retains from the sale of Groupons after paying an agreed upon percentage of the purchase price to the featured merchant, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Revenue is recorded on a net basis because the Company is acting as a marketing agent of the merchant in the transaction.
For merchant payment arrangements that are structured under a redemption model, merchant partners are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all the gross billings. We record revenue from unredeemed Groupons and derecognize the related accrued merchant payable when our legal obligation to the merchant expires, which we believe is shortly after deal expiration in most jurisdictions that have payment arrangements structured under a redemption model. However, we have historically concluded based on our interpretation of applicable German law that our obligation to merchants in that jurisdiction extended for three years. Due to a recent German tax ruling, which will require us to remit value-added taxes (VAT) earlier on unredeemed Groupons, we began recognizing revenue from unredeemed Groupons in Germany shortly after deal expiration during the quarter ended September 30, 2012, consistent with most other jurisdictions. As a result, the quarter ended September 30, 2012 includes an $18.5 million one-time increase to third party revenue, which represents the cumulative impact of deals in Germany for which, based on the recent tax ruling, the Company's obligation to the merchant would have ended prior to the current quarterly period (i.e., prior to July 1, 2012).
Direct revenue recognition
The Company evaluates whether it is appropriate to record the gross amount of its sales and related costs by considering a number of factors, including, among other things, whether the Company is the primary obligor under the arrangement, has inventory risk, and has latitude in establishing prices.
Direct revenue is derived primarily from selling products through the Company's Goods category where the Company is the merchant of record. The Company is the primary obligor in these transactions, is subject to inventory risk and has latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis. For purposes of evaluating whether product revenue should be recognized on a gross basis, unmitigated general inventory risk is a strong indicator of whether a seller has the risks and rewards of a principal to the sale transaction. U.S. GAAP specifies that general inventory risk exists if a seller either takes title to a product before that product is ordered by a customer (that is, maintains the product in inventory) or will take title to the product if it is returned by the customer (that is, back-end inventory risk) and the customer has a right of return. We have unmitigated general inventory risk on all of our direct revenue. Currently, that general inventory risk is primarily in the form of back-end inventory risk, as the amount of inventory that we maintain on hand has been immaterial. However, in future periods we may begin to increase the levels of inventory on hand for our Goods category. For Goods transactions where the Company is performing a service by acting as a marketing agent of the merchant responsible for fulfillment, revenue is recorded on a net basis.
Direct revenue, including associated shipping revenue, is recorded when the products are shipped and title passes to customers.

Refunds
The Company estimates future refunds utilizing a statistical model that incorporates the following data inputs and factors: historical refund experience developed from millions of deals featured on the Company's website, the relative risk of refund based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals, and expected changes, if any, in Company practices in response to refund experience or economic trends that might impact customer demand.
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
The Company assesses the trends that could affect its estimates and makes changes to the refund reserve quarterly when it appears refunds may differ from our original estimates. If actual results are not consistent with the estimates or assumptions stated above, the Company may need to change its future estimates and the effects could be material to the condensed consolidated financial statements.
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
In determining the fair value of assets acquired and liabilities assumed in business combinations and for determining fair values in impairment tests, we use one of the following recognized valuation methods: the income approach (including discounted cash flows), the market approach and the cost approach. Our significant estimates in those fair value measurements include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about risk-adjusted discount rates, future price levels, rates of increase in revenues, cost of revenues, and operating expenses, weighted average cost of capital, rates of long-term growth, and income tax rates. Valuations are performed by management or independent valuation specialists under management's supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed and for determining fair value in impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.
Goodwill is allocated to our four reporting units - North America, EMEA, APAC and LATAM, at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.
We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We evaluate the recoverability of goodwill using a two-step impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of October 1, 2012, liabilities exceeded assets for our EMEA and LATAM reporting units. Due to the significant decline in our overall market capitalization, the challenging economic conditions in Europe (applicable to our EMEA reporting unit), and other qualitative factors, we have determined that the second step should be performed in connection with the October 1, 2012 goodwill impairment tests for our EMEA and LATAM reporting units. The goodwill allocated to our EMEA and LATAM reporting units was $104.4 million and $11.2 million, respectively, as of the testing date. The goodwill allocated to the EMEA reporting unit primarily arose from our May 2010 acquisition of CityDeal Europe GmbH (CityDeal), whose collective buying business had been launched in January 2010. We are currently in the process of finalizing our October 1, 2012 annual goodwill impairment test but we do not currently anticipate that goodwill impairment will be recognized for any of our reporting units in connection with that test. As of October 1, 2012, our market capitalization of $3.0 billion substantially exceeded our consolidated net book value of $0.8 billion.
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
Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in assumptions could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the condensed consolidated statements of operations and may have a material effect on our financial condition and operating results.
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
For purposes of assessing whether it is more likely than not that our deferred tax assets will be realized, U.S. GAAP requires that we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $698.7 million and $672.5 million at December 31, 2011 and September 30, 2012, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets.

Consequently, we have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions. Due to our cumulative losses, we have recognized valuation allowances against deferred tax assets that are not supported by those objective sources of taxable income. As of December 31, 2011 and September 30, 2012, we have not recognized deferred tax assets without a valuation allowance when the only sources of taxable income are projected future earnings or tax planning strategies. For certain jurisdictions where applicable tax law imposes limitations that may prevent us from realizing our deferred tax assets through the scheduled reversal of taxable temporary differences, we have recorded valuation allowances in excess of the net deferred tax asset balances. A change in the assumptions used to assess the realizability of our deferred tax assets could cause an increase or decrease to the valuation allowance and, consequently, the Company's effective tax rate, which could materially impact our results of operations.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Japanese yen and Brazilian real, which exposes us to foreign currency risk. For the nine months ended September 30, 2012, we derived approximately 53.4% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our inter-company balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of inter-company balances.
We assess our market risk based on changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a hypothetical 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2011 and September 30, 2012.
As of September 30, 2012, our working capital deficit (defined as current assets less current liabilities) subject to foreign currency translation risk was $208.7 million. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $20.9 million. This compares to $328.1 million of working capital deficit subject to foreign currency exposure at December 31, 2011, which would have resulted in a decrease of net current assets of $32.8 million. The primary difference between foreign currency exposure from December 31, 2011 to September 30, 2012 is due to fluctuations in foreign currencies against the U.S. Dollar since December 31, 2011 and improvements in working capital deficit over the period.
Interest Rate Risk
Our cash and cash equivalents primarily consists of cash and money market funds. We currently do not have any long-term borrowings. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in 2011 or the first nine months of 2012.
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

•
We did not have adequate policies and procedures in place to ensure the timely, effective review of estimates, assumptions and related reconciliations and analyses, including those related to customer refund reserves. As noted previously, our original estimate disclosed on February 8, 2012 of the reserve for customer refunds proved to be inadequate after we performed additional analysis.

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
Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control over Financial Reporting
Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 7 “Commitments and Contingencies—Legal Matters” of the Notes to the accompanying unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A: RISK FACTORS
Our business, prospects, financial condition, operating results and the trading price of our Class A common stock could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.
Risks Related to Our Business
Our revenue and operating results may continue to be volatile.
Although our revenue has increased substantially since inception, our revenue and operating results will vary from quarter to quarter due to the rapidly evolving nature of our business. We believe that our revenue growth and ability to achieve and maintain profitability will depend, among other factors, on our ability to:

•	acquire new customers and retain existing customers;

•	attract new merchant partners and retain existing merchant partners who wish to offer deals through the sale of Groupons;

•	effectively address and respond to challenges in international markets, particularly in Europe;

•	expand the number, variety and relevance of products and deals we offer;

•	increase the awareness of our brand domestically and internationally;

•	provide a superior customer service experience for our customers and merchant partners;

•	respond to changes in consumer and merchant access to and use of the Internet and mobile devices; and

•	react to challenges from existing and new competitors.
Our strategy to become a complete local commerce marketplace may not be successful and may expose us to additional risks.
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
Our ability to grow our business in our international markets requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our business model, as we have experienced in our European markets in particular. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. And even where we compete successfully with other providers, we are still dependent upon our ability to optimize our deal mix, provide a superior customer and merchant experience, and leverage our technology. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including the following:

•	our ability to successfully respond to macroeconomic challenges, including by optimizing our deal mix to take into account consumer preferences at a particular point in time;

•	strong local competitors, many of whom have been in the market longer than us;

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
We are subject to complex foreign and U.S. laws and regulations that apply to our international operations, including data privacy and protection requirements, the Foreign Corrupt Practices Act and similar local laws prohibiting certain payments to government officials, banking and payment processing regulations, and anti-competition regulations, among others. The cost of complying with these various and sometimes conflicting laws and regulations is substantial. We have implemented policies and procedures to ensure compliance with these laws and regulations, however, we cannot assure you that our employees, contractors, or agents will not violate our policies. Changing laws, regulations and enforcement actions in the U.S. and the rest of the world could harm our business.
If, as we continue to expand internationally, we are unable to successfully replicate our business model due to these and other commercial and regulatory constraints in our international markets, our business may be adversely affected.
We experienced rapid growth over a short period in a new market that we created and we do not know whether this market will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our business could be harmed.
Our business grew rapidly as merchants and consumers have increasingly used our marketplace. However, this is a new market which we only created in late 2008 and which has operated at a substantial scale for only a limited period of time. Given the limited history, it is difficult to predict whether this market will continue to grow or whether it can be maintained. For example, as a result of our limited operating history in a new industry, it is difficult to discern meaningful or established trends with respect to the purchase activity of our subscribers or customers. We expect that the market will evolve in ways which may be difficult to predict. For example, we believe that in some of our markets, including North America, investments in new customer acquisition are less productive and the continued growth of our revenue will require more focus on increasing the rate at which our existing customers purchase Groupons and our ability to expand the number and variety of deals that we offer. It is also possible that merchant partners or customers could broadly determine that they no longer believe in the value of our current services or marketplace. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in our markets, our business, financial condition and results of operations could suffer a material negative impact.
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
We had an accumulated deficit of $672.5 million as of September 30, 2012. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to increase our customer base, increase the number and variety of deals we offer each day, expand our marketing channels, expand our operations, hire additional employees and develop our technology platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue could prevent us from attaining or increasing our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
If we fail to retain our existing customers or acquire new customers, our revenue and business will be harmed.
We incurred $613.2 million of expenses on marketing initiatives during the nine months ended September 30, 2011 and $275.9 million during the nine months ended September 30, 2012 and expect to continue to spend significant amounts to acquire additional customers. We have decreased our marketing costs over the past year because we no longer believe that we need to spend as much to introduce potential customers to our business through our daily emails. However, converting these subscribers to customers that purchase Groupons, and maintaining existing customers, may be difficult and may require additional marketing expenditures. We must continue to retain and acquire customers that purchase Groupons in order to increase revenue and achieve profitability. As our customer base continues to evolve, it is possible that the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the costs associated with acquiring new customers. If customers do not perceive our Groupon offers to be attractive or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain customers. If we are unable to acquire new customers who purchase Groupons in numbers sufficient to grow our business, or if customers cease to purchase Groupons, the revenue we generate may decrease and our operating results will be adversely affected.
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
We depend on our ability to attract and retain merchant partners that are prepared to offer products or services on compelling terms through our marketplace. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. In addition, if we are unsuccessful in our efforts to introduce products to merchants as part of our local commerce operating system, we will not experience a corresponding growth in our merchant pool sufficient to offset the cost of these initiatives. We must continue to attract and retain merchant partners in order to increase revenue and maintain profitability. If new merchants do not find our marketing and promotional services effective, or if existing merchant partners do not believe that utilizing our products provides them with a long-term increase in customers, revenue or profits, they may stop making offers through our marketplace. In addition, we may experience attrition in our merchant partners in the ordinary course of business resulting from several factors, including losses to competitors and merchant partner closures or bankruptcies. If we are unable to attract new merchant partners in numbers sufficient to grow our business, or if too many merchant partners are unwilling to offer products or services with compelling terms through our marketplace or offer favorable payment terms to us, we may sell fewer Groupons and our operating results will be adversely affected.
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
We expect competition in e-commerce generally, and group buying in particular, to continue to increase. A substantial number of group buying sites that attempt to replicate our business model have emerged around the world. In addition to such competitors, we expect to increasingly compete against other large businesses who offer deals similar to ours as an add-on to their core business. We also expect to compete against other Internet sites that serve niche markets and interests. In some of our categories, such as goods, travel and entertainment, we compete against much larger companies who have more resources and significantly larger scale. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.
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
The success of our business depends in part on our ability to retain and increase the number of merchant partners who use our service, particularly as we continue to grow our marketplace. Currently, when a merchant partner works with us to offer a deal for its products or services, it receives an agreed-upon percentage of the total proceeds from each Groupon sold, and we retain the rest. If merchant partners decide that utilizing our services no longer provides an effective means of attracting new customers or selling their goods and services, they may demand a higher percentage of the total proceeds from each Groupon sold. This could adversely affect our revenue.
In addition, we expect to face increased competition from other Internet and technology-based businesses. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new customers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the revenue than we currently offer, or if we target merchants who will only agree to run deals if they receive a higher percentage of the proceeds, we may be forced to take a lower percentage of the gross billings, which may reduce our revenue.
Our operating cash flow and results of operations could be adversely impacted if we change our merchant payment terms or our revenue does not continue to grow.
Our merchant payment terms and revenue growth have provided us with operating cash flow to fund our working capital needs. Our merchant partner arrangements are generally structured such that we collect cash up front when our customers purchase Groupons and make payments to our merchant partners at a subsequent date, either on a fixed schedule or upon redemption by customers. Our accrued merchant payable balance increased from $520.7 million as of December 31, 2011 to $573.5 million as of September 30, 2012. We use the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer our merchant partners more favorable or accelerated payment terms or our revenue does not continue to grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
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
We source merchandise both directly from brand owners and indirectly from retailers and third party distributors, and we typically take title to the goods before we offer them for sale to our customers.  By selling merchandise sourced from parties other than the brand owners, we are subject to an increased risk that the merchandise may be damaged or non-authentic, which could result in potential liability under applicable laws, regulations, agreements and orders, and increase the amount of returned merchandise. In addition, brand owners may take legal action against us, which even if we prevail could result in costly litigation, generate bad publicity for us, and have a material adverse impact on our business, financial condition and results of operations.
We are subject to inventory management and order fulfillment risk as a result of our Goods category.
We purchase most of the merchandise that we offer for sale to our customers. The demand for products can change for a variety of reasons, including customer preference, quality, seasonality, and the perceived value from customers of purchasing the product through us. In addition, this is a new business for us, and therefore we have a limited historical basis upon which to predict customer demand for the products. If we are unable to adequately predict customer demand and efficiently manage our inventory, we could either have an excess or a shortage of inventory, either of which would have a material adverse effect on our business.
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
To date, the amount of inventory that we maintain on hand has been immaterial. However, in future periods we may begin to increase the levels of inventory on hand for our Goods category.
The loss of certain individuals involved in the operations of our International segment may cause our international expansion to suffer.
Our international expansion has been rapid and our international business has been critical to the growth in our business. For the nine months ended September 30, 2011 and 2012, 59.3% and 53.4%, respectively, of our revenue was generated from our International segment. We began our international operations in May 2010 with the acquisition of CityDeal Europe GmbH, or CityDeal, which was founded by Oliver Samwer and Marc Samwer. Historically, Messrs. Samwer have served as consultants and been extensively involved in the development and operations of our International segment. However, in recent months, as we have restructured our senior leadership, Messrs. Samwer have been transitioning out of their roles and have formally terminated their consulting agreements with us. We can make no assurances that the loss of Messrs. Samwer's services will not disrupt our international operations or have an adverse effect on our ability to grow our international business.
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
Subsequent to our revised earnings announcement on March 30, 2012, several lawsuits were filed against us and our current and former officers and directors alleging violations of the Federal securities laws. Litigation can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding these and other lawsuits in which we are involved, see Note 7 "Commitments and Contingencies" to our condensed consolidated financial statements.
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
We currently depend on the continued services and performance of the key members of our management team, including Andrew Mason, our Chief Executive Officer, and Jason Child, our Chief Financial Officer. Mr. Mason is one of our founders and his leadership has played an integral role in our growth. The loss of key personnel, including key members of management as well as our marketing, sales, product development and technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. Moreover, many members of our management are new to our team or have been recently promoted to new roles.
Eric Lefkofsky is one of our founders and has served as the Executive Chairman of our Board of Directors since our inception. Although Mr. Lefkofsky historically has devoted a significant amount of his time to Groupon, he is under no contractual or other obligation to do so. It is expected that the amount of time devoted by Mr. Lefkofsky to the Company will diminish substantially during 2012 and in the future. Mr. Lefkofsky dedicates a considerable portion of his time and financial resources in a variety of other businesses, including Lightbank LLC, a private investment firm that Mr. Lefkofsky co-founded with Bradley A. Keywell. Such investments may be in areas that present conflicts with, or involve businesses related to, our operations. There can be no assurance that our business will not be adversely affected as Mr. Lefkofsky devotes less time to our business in the future.
As we become a more mature company, we may find our recruiting and retention efforts more challenging. We are seeking to hire a significant number of personnel in 2012, including certain key management personnel. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
In our Payments business, we may be subject to chargeback liability if our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers.
            We have recently announced the launch of Payments, under which we provide payment processing for merchants.  If we process a payment that is successfully disputed by the customer at a later date, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we or our clearing bank is unable to collect such amounts from the merchant's account, or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder.  Any chargebacks not paid by our merchants may adversely affect our financial condition and results of operations. In addition, if our clearing bank terminates our relationship with them and we are unable to secure a relationship with another clearing bank, we would be unable to process payments.
We may be subject to additional unexpected regulation which could increase our costs or otherwise harm our business.
The application of certain laws and regulations to Groupons, as a new product category, is uncertain. These include laws and regulations such as the CARD Act, and, in certain instances, potentially unclaimed and abandoned property laws. In addition, from time to time, we may be notified of additional laws and regulations which governmental organizations or others may claim should be applicable to our business. If we are required to alter our business practices as a result of any laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, judgments or settlements could adversely impact our profitability. As we expand into new lines of business and new geographies, we will become subject to additional laws and regulations.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
In connection with the audit of our financial statements as of and for the year ended December 31, 2011, we concluded there is a material weakness in internal control over financial reporting related to deficiencies in the financial statement close process. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See "Part I, Item 4. Controls and Procedures."
We are working to remediate the material weakness. We have taken steps to remediate the underlying causes of the material weakness, primarily through the continued development and implementation of formal policies, improved processes and documented procedures, as well as the continued hiring of additional finance personnel. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our condensed consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.
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
In certain states and foreign jurisdictions, Groupons may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and record-keeping obligations. We do not remit any amounts relating to unredeemed Groupons based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to Groupons is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with customers and merchant partners and our role as it relates to the issuance and delivery of a Groupon. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to Groupons, or if the estimates that we use in projecting the likelihood of Groupons being redeemed prove to be inaccurate, our liabilities with respect to unredeemed Groupons may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.
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
The success of our services will depend largely on sufficient network availability for us, our customers and our merchant partners. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and amount of traffic, including a significant increase in bandwidth demands as a result of the use of smartphones and other mobile devices. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements or problems caused by viruses, worms, malware and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services, which could adversely impact our business.
We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.
We regard our subscriber list, trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, merchant lists, subscriber lists, sales methodology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our deals are made available. We also may not be able to acquire or maintain appropriate domain names or trademarks in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. We may be unable to prevent third parties from using and registering our trademarks, or trademarks that are similar to, or diminish the value of, our trademark in some countries.
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
We have in the past acquired a number of companies. We expect to continue to evaluate, consider and potentially consummate a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and strategic investments. We may not realize the anticipated benefits of any or all of our acquisitions, or we may not realize them in the time frame expected. In addition, the integration of an acquisition could divert management's time and the company's resources. If we pay for an acquisition in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock it could be dilutive to our stockholders.
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
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock is highly volatile
Our Class A common stock began trading on the NASDAQ Global Select Market on November 4, 2011 and since that date has fluctuated from a high of $31.14 per share to a low of $3.68 per share. We expect that the trading price of our stock will continue to be volatile due to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. Among the factors that could affect our stock price are:

•
our earnings announcements, including any financial projections that we may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections or projections made by research analysts;

•	the amount of shares of our Class A common stock that are available for sale;

•	the relative success of competitive products or services;

•	the public's response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation;

•	speculation about our business in the press or the investment community;

•	future sales of our Class A common stock by our significant stockholders, officers and directors;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our entry into new markets;

•	regulatory developments in the United States or foreign countries;

•	strategic actions by us or our competitors, such as acquisitions, joint ventures or restructuring; and

•	changes in accounting principles.

We expect the stock price volatility to continue for the foreseeable as a result of these and other factors.
The concentration of our capital stock ownership with our founders, executive officers, employees and directors and their affiliates will limit stockholders' ability to influence corporate matters.
Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of September 30, 2012, our founders, Eric Lefkofsky, Bradley Keywell and Andrew Mason control 100% of our outstanding Class B common stock and approximately 29.6% of our outstanding Class A common stock, representing approximately 55.4% of the voting power of our outstanding capital stock. Messrs. Lefkofsky, Keywell and Mason will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                On May 4, 2012, we issued 51,000 shares of Class A common stock as partial consideration in connection with our acquisition of additional interests in two majority-owned subsidiaries. On July 15, 2012, we issued 25,609 shares of Class A common stock to settle certain liability-classified subsidiary stock-based compensation awards. We relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares.
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November 2012.

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