Form 10-K
period 2012-12-31
Groupon, Inc.
filed 2013-02-27
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number: 1-353335

Groupon, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0903295
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 West Chicago Avenue, Suite 400 Chicago, Illinois	60654
(Address of principal executive offices)	(Zip Code)

312-676-5773
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.0001	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No

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

Large accelerated filer ☒                           Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes         No  ☒

As of June 30, 2012, the aggregate market value of shares held by non-affiliates of the registrant was $3,699,527,694 based on the number of shares held by non-affiliates as of June 30, 2012 and based on the last reported sale price of the registrant's Class A common stock on June 30, 2012.

As of February 25, 2013, there were 656,063,487 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2013, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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
As used herein, “Groupon,” “we,” “our,” and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.
ITEM 1: BUSINESS
Overview
Groupon is a global leader in local commerce, making it easy for people around the world to search and discover great businesses and merchandise. Our mission is to become the operating system for local commerce. Groupon seeks to reinvent the traditional small business world by providing merchants with a suite of products and services, including customizable deal campaigns, credit card payments processing capabilities and point-of-sale solutions to help them attract more customers and run their operations more effectively. By leveraging the company's global relationships and scale, Groupon offers consumers deals on the best things to eat, see, do, and buy in 48 countries.

We distribute our deals to customers primarily through three channels: email; our mobile platform; and our websites. We use email to deliver deals to our subscribers based on their location and personal preferences, including through our Smart Deals technology, which we currently use throughout North America and in certain International markets. We also distribute our deals through our mobile platform, which we currently offer on iPhones, iPads, Blackberry, Android and Windows devices, as well as through our websites.
Our results from 2012 include the following:

•
We grew our revenue 45.0% to $2.3 billion in 2012 from $1.6 billion in 2011. In 2012, 49.9% and 50.1% of our revenue was generated in our North America and International segments, respectively, compared to 39.4% and 60.6% in 2011.

•
We increased the number of active customers, or customers that have purchased a Groupon within the last twelve months, from 33.7 million as of December 31, 2011 to 41.0 million as of December 31, 2012.

•	As of December 31, 2012 we have featured more than 500,000 merchants since our inception.

In our Groupon Goods category, through which we offer deals on merchandise, we often act as the merchant of record, particularly in deals that we run in North America.

     We are a Delaware corporation, incorporated on January 15, 2008 under the name "ThePoint.com, Inc." We started Groupon in October 2008 and officially changed our name to Groupon, Inc. by filing an amended certificate of incorporation on June 16, 2009. Our principal executive offices are located at 600 West Chicago Avenue, Suite 400, Chicago, Illinois 60654, and our telephone number at this address is (312) 676-5773. Our website is www.groupon.com. Information contained on our website is not a part of this annual report. We completed our initial public offering in November 2011 and our Class A common stock is listed on the Nasdaq Global Select Market under the symbol "GRPN."

            GROUPON, the GROUPON logo and other GROUPON—formative marks are trademarks of Groupon, Inc. in the United States or other countries. This annual report also includes other trademarks of Groupon and trademarks of other persons.

Our Strategy
Our primary objective is to become an essential part of everyday local commerce for consumers and merchants. Key elements of our strategy include the following:
Grow the number of merchant partners we feature. Historically, our business model of offering one deal a day in each market had caused us to try to limit repeat merchants. However, as we expand our business into a complete local marketplace, a key part of this strategy is to develop deeper relationships with our merchant partners so that they will have a continuous presence on our websites and mobile applications. To drive merchant partner growth, we have expanded the number of ways in which consumers can discover deals through our marketplace, as well as offering our merchant partners the ability to offer a limited number of vouchers on a rolling basis, with varying expiration dates. Our merchant partner retention efforts are focused on providing merchant partners with a positive experience by offering targeted placement of their deals to our subscriber base, high quality customer service and tools to manage deals more effectively. We also provide merchant partners with an array of tools that they can use to run their businesses more efficiently and compete more effectively. We intend to continue to invest heavily in these efforts.
Globalize our platforms and processes. Because our international expansion was accomplished largely through acquisitions, we inherited a host of different technology platforms and business processes. During 2012, we launched a company-wide program aimed at globalizing our technology platforms and processes, and we also began rolling out a number of internal tools aimed at increasing our efficiency. For example, we recently launched a system that matches subscriber demand with our comprehensive database of merchants to maximize inventory of relevant deals and the incremental value of each call made by our merchant sales representatives. We are also continuing to automate our support functions in order to improve the efficiency of our business.
Grow our active customer base. Growing our active customer base requires that we add new customers at a rate which will offset the loss or inactivation of existing customers. Early in our existence, we focused our marketing efforts on acquiring subscribers who would sign up to receive emails alerting them to our deal. As we have matured into a more complete marketplace and expanded our delivery channels, we have also begun to focus more of our efforts toward converting subscribers into customers who purchase our deals, and retaining existing customers. We do so by providing more targeted and real-time deals, delivering high quality customer service and expanding the number and categories of deals we offer, as well as offering discounts on purchases to new and existing customers. We intend to continue investing in the development of increased relevance of our service as the number and variety of the deals we offer our subscribers increase and we gain more information about our subscribers' interests. As of December 31, 2012, we had 41.0 million active customers.
Position ourselves to benefit from, and drive, technological changes that may affect consumer behavior. During 2012, we invested significantly in expanding and improving our mobile technology in order to capitalize on the growing trend of consumers making purchases through smartphones and tablets. Our mobile channel accounted for approximately 37.5% of all purchases made in December 2012 in North America. We have launched a variety of enhancements to our marketplace in the past 12 months and we plan to make additional enhancements to increase the number of customers and merchant partners that transact business through our marketplace. For example, we have expanded our distribution of deals by including a search function in many of our markets. As an evolution of our Groupon Now! offering, our marketplace enables customers to search for products and services on their own terms, rather than being dependent on a single daily email to see which deals are available to them. As our local commerce marketplace grows, we believe consumers will use Groupon not only as a discovery tool for local merchant partners, but also as an ongoing connection point to their favorite merchants.
Expand with acquisitions and business development partnerships. Historically, the core assets we gained from acquisitions were local management teams and small subscriber and merchant partner bases, to which we then apply our expertise, resources and brand to scale the business. During 2012, our focus expanded to acquiring businesses with technology and technology talent that can help us expand our business. For example, during 2012 we acquired FeeFighters and Breadcrumb, companies that have enabled us to roll out our payments and point of sale offerings, respectively. We also acquired Savored, a yield management solution for reservation-taking restaurants. We intend to continue to expand our business with acquisitions and business development partnerships.
Our Business
Groupon is a local commerce marketplace that connects merchants to consumers by offering goods and services at a discount. Traditionally, local merchants have reached consumers through a variety of methods, including online advertising, the yellow pages, direct mail, newspaper, radio, television, and promotions. By bringing the brick and mortar world of local commerce onto the Internet and mobile devices, Groupon is creating a new way for local merchant partners to attract customers and sell goods and services.
As our business has evolved, we have begun to establish a more extensive local commerce marketplace where customers can purchase discount vouchers ("Groupons") for a variety of products and services from local, national and online merchants that can be redeemed immediately upon purchase. We have also expanded beyond local commerce to provide deals on consumer goods, travel, and entertainment events. This expansion has allowed us to serve more merchant partners each day by separating our current and potential customer base, offering more relevant, targeted deals and increasing the rate at which deals are purchased.
In many of our markets, we employ an algorithmic approach to deal targeting based on data we collect about our subscribers, merchant partners and deals. In addition to targeted deals, instead of featuring one deal per city each day, we feature multiple deals per city each day matched to different groups of current and potential customers based on what we know about their personal preferences. In many of our North American markets, we now offer customers a searchable inventory of deals available across multiple categories. We intend to continue to build our international infrastructure to enable us to offer targeted deals worldwide, as targeting increases the number of deals that we can offer across our marketplace. While we will continue to offer deals with time restrictions on when the deal can be redeemed, we are phasing out the use of a separate Groupon Now! category to differentiate deals for our customers.
In our Groupon Goods category, through which we offer deals on merchandise, we often act as the merchant of record, particularly in deals that we run in North America.
Categories
Local Deals. Within Local, we offer deals for local merchant partners across multiple categories, including food and drink, events and activities, beauty and spa, fitness, health, home and auto, shopping, and education. We increasingly distribute deals using our targeting technology, which distributes deals to current and potential customers based on their location and personal preferences. Our targeting technology is also used to inform our search engine marketing and other transactional marketing spending that may attract potential customers who have not yet subscribed to our emails.
Groupon Goods. Goods offers customers the consistent ability to find deals on a rotating selection of well-known brands across multiple product lines, including electronics, sports, outdoors & fitness, toys, home, and clothing. We can sell products either directly, or as agent on behalf of the merchant. During the fourth quarter of 2012, we began offering free shipping and free returns on orders over $15, subject to size limitations and our return policy, as well as an online return center. As the Goods category continues to grow, we expect that we will continue our focus on adding new curated brands to our platform in order to increase the mix of deals, as well as continuing to streamline our order fulfillment process.
Groupon Getaways. Through Getaways, we feature personally curated offers from travel partners, including hotels, airfare and package deals covering both domestic and international travel.
GrouponLive. Live is a partnership with LiveNation whereby Groupon serves as a local resource for LiveNation events and clients of its global ticketing business, Ticketmaster. In 2012, we began offering G-Pass, currently available for events in our North American markets, which allows customers who purchase deals through Live to be able to bypass the box office and use the bar code on their voucher to enter the event. In late 2012, we also entered into an agreement to become MLB.com's official daily deals site, and Groupon will host deals from a number of Major League Baseball clubs through the Live events platform.
National Deals. National merchant partners also have used our marketplace as an alternative to traditional marketing and brand advertising. Although our primary focus continues to be on local deals, we use national deals from time to time to build our brand awareness, acquire new customers and generate additional revenue. In 2012, we featured deals from over 100 national merchant partners, including Reebok, Toys R Us, Brookstone, The Body Shop, Smashburger, and FTD across our North American markets.

Distribution
Our primary distribution channels are email, mobile applications and our websites. We also utilize various online affiliates to display and promote Groupon deals on their websites. We also have agreements with several large online brands to distribute our deals. Other partnerships allow us to distribute daily deals to the partner's user base.
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
We also use various incentive programs to build brand loyalty, generate traffic to the website and provide customers with incentives to buy Groupons. When subscribers perform qualifying acts, such as providing a referral to a new subscriber or participate in certain promotional offers, we grant the subscriber credits that can applied to future purchases.
We also publish our daily deals through various social networks, and our notifications are adapted to the particular format of each of these social networking platforms. Our website and mobile application interfaces enable our consumers to push notifications of our deals to their personal social networks. To date, social networks are not a material portion of our customer acquisition.
Email. Historically, we ran one deal per day in each market, and would send out an email to all subscribers within that market describing that deal. As our business has evolved, we have targeted our subscribers based on their personal preferences. In addition, as our operations grow and the number of deals that we have available continues to expand, we are continuing to vary the timing and content of our emails. A subscriber who clicks on a deal within our email is directed to our website or mobile application to learn more about the deal and make a purchase.
Websites. Visitors are prompted to register as a subscriber when they first visit our website and thereafter use the website as a portal for our daily deals. Groupon Now!, a category that we launched in 2010, was intended to create an on demand, real time marketplace to supplement our existing daily deal model, as well as give our merchant partners control over when to run their deals. As our operations have grown, we have incorporated this concept into creating a complete local commerce marketplace where customers can purchase Groupons for a variety of products and services from local, national and online merchants that can be redeemed immediately upon purchase. This expansion has allowed us to serve more merchant partners each day by separating our current and potential customer base, offering more relevant, targeted deals and increasing the rate at which deals are purchased within each category. In many of our North American markets, our website includes featured deals of the day and also a complete, searchable local commerce marketplace, including deals organized into the following deal types: food and drink, events and activities, beauty and spa, fitness, health, home and auto, shopping, and education. In addition, we typically display separate tabs for Getaways and Goods, as well as a gift finder and seasonal offerings.
Mobile Applications. Consumers can also access our deals through our mobile applications, which are available at no cost on the iOS, Android, Blackberry and Windows mobile operating systems, as well as through their mobile browser. These applications enable consumers to browse, purchase, manage and redeem deals on their mobile devices. In addition, in our North American markets, consumers have a "Nearby" tab, which shows the deals that are closest to the consumers' location.
Marketing
While our marketing spend has decreased, both in absolute dollars and as a percentage of revenue, in 2012, marketing remains an important element of our business operations.  Online marketing consists of search engine marketing, display advertisements, referral programs and affiliate marketing. Our offline marketing programs include traditional television, billboard and radio advertisements, public relations as well as sponsored events to increase our visibility and build our brand.
Historically, we invested heavily in customer acquisition, which contributed to our net losses during prior years.  Once acquired, subscribers have been relatively inexpensive to maintain because our interaction is largely limited to emails and our mobile applications. For example, our marketing expense during the fourth quarter of 2012 was $60.9 million, a decrease of 61% in absolute dollars compared to the fourth quarter of 2011 and down 14% from the third quarter of 2012. In addition, marketing expense as a percentage of revenue was 10% in the fourth quarter of 2012, as compared to 12% in the third quarter of 2012 and 32% in the fourth quarter of 2011. We continue to shift the focus of our marketing efforts to activating customers and retaining existing customers, rather than customer acquisition, including through programs such as limited time discounts on purchases and referral incentives.

Our Merchant Partners
To drive merchant partner growth over the long term, we have expanded the number and variety of product and service offerings available through our marketplace and invested in our sales force. Our sales force includes over 4,500 inside and outside merchant sales representatives, as well as our sales support professionals, who build merchant partner relationships and provide local expertise. Our North American merchant sales representatives are primarily based in our offices in Chicago and our international merchant sales representatives work from our international offices. As of December 31, 2011, we employed approximately 1,000 North American merchant sales representatives and approximately 4,100 international merchant sales representatives. We slightly increased our North American sales force to approximately 1,100 merchant sales representatives and decreased our international sales force to approximately 3,500 sales representatives as of December 31, 2012.

	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
North America	1,151	1,230	1,139	1,194	1,062	1,004	990	661
International	3,526	3,857	4,448	4,541	4,134	3,849	3,860	2,895
Total	4,677	5,087	5,587	5,735	5,196	4,853	4,850	3,556
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
During 2012, we have continued to expand our suite of tools that we make available to merchants. For example, merchants may use our Scheduler application, which allows customers to schedule appointments directly through our website at the time that they purchase a Groupon. Our merchant partners also have access to our Merchant Center, through which they can track redemptions and view other information about Groupons sold. In addition, during 2012, we launched Payments, a low-fee credit card processing service that merchants can use through an attachment to their smartphones, and Breadcrumb, a point of sale solution for restaurants.
We routinely solicit feedback from our merchant partners to ensure their objectives are met and they are satisfied with our services. Based on this feedback, we believe our merchant partners value the profitability of the immediate deal, potential revenue generated by repeat customers and increased brand awareness for the merchant partner and the resulting revenue stream that brand awareness may generate over time. Some merchant partners view our deals as a marketing expense and may be willing to offer deals with little or no immediate profitability in an effort to gain future customers and increased brand awareness.
Our standard contractual arrangements grant us the exclusive right to feature deals for a merchant's products and services for a limited time period and provide us with the discretion as to whether or not to offer the deal during such period.
Operations
Our business operations are divided into the following core functions to address the needs of our merchant partners and customers.
City Planners. City Planners are responsible for sales inventory management, deal packaging, deal approval and deal scheduling. City Planners manage each market's deal pipeline in order to maximize deal quality and variety within our markets. They work with the sales teams to optimize each deal structure and deal pricing to satisfy our merchant partners' expectations, maximize customer engagement and optimize company revenue. City Planners also manage the category/discount/geographic mix and cadence of deals in our markets. They use deal performance historical data to analyze and identify trends and opportunities for revenue improvement.
Editorial. Our editorial department is responsible for creating the written and visual content on all the deals we offer. Each featured merchant is researched, and then a written profile is crafted and edited through a series of creative stages in order for the deal description to meet our standards for accuracy, clarity, vivid visual description, and our humorous "Groupon voice". Editorial staff also develop top merchant lists and other non-deal content to help engage users and capture more search engine traffic.
Merchant Services. Once a contract is signed, one of our merchant services representatives initiates the first of several communications with the merchant partner to introduce the merchant partner to the tools that we provide and plan for Groupon redemptions through expiration. Typically, a merchant services representative communicates with merchant partners before, during, and after a daily deal is featured. Before the deal is run, the representative works with the merchant partner to prepare staffing and inventory capacity in anticipation of increased customer traffic. The representative communicates with the merchant partner on the day the deal is featured to review deal performance. After the deal has closed, the representative maintains contact with the merchant partner to support the merchant partner's redemption efforts and to address any issues or questions that may arise. We also offer several merchant tools to help merchant partners manage their deals. These tools include status updates on deal performance, analytics that measure purchase traffic and demographic information of purchasers, a capacity calculator to estimate demand for the deal ahead of its feature date, and a return on investment calculator that estimates the return on investment that the merchant partner may receive from the deal. Each of these tools is accessible through an online account that is personal to the merchant partner and accessed through our website.
Customer Service. Our customer service department is responsible for answering questions from customers.  They process requests via phone, email, and on our public discussion boards. The customer service team also works with our information technology team to improve the customer experience on the website and mobile applications based on customer feedback.
Technology. We employ technology to improve the experience we offer to subscribers and merchant partners, increase the rate at which our customers purchase deals, and enhance the efficiency of our business operations. A component of our strategy is to continue developing and refining our technology.
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
Our websites are hosted at a U.S. data center in Santa Clara, California and international data centers in Asia and Europe. Our data centers host our public‑facing websites and applications, as well as our back-end business intelligence systems. We employ industry standard security practices to protect and maintain the systems located at our data centers. We have invested in intrusion and anomaly detection tools to try and recognize intrusions to our website. We engage independent third‑party Internet security firms to test regularly the security of our website and identify vulnerabilities. In financial transactions between our website and our customers, we use industry standard (SSL) Secure Socket Layer to provide encryption in transferring data. We have designed our websites to be available, secure and cost-effective using a variety of proprietary software and freely available and commercially supported tools. We believe we can scale to accommodate increasing numbers of subscribers by adding relatively inexpensive industry‑standard hardware or using a third‑party provider of computing resources.

We devote a substantial portion of our resources to developing new technologies and features and improving our core technologies. Our technology team is focused on the design and development of new features and products, maintenance of our websites and development and maintenance of our internal operations systems.
Competition
Since our inception, a substantial number of competing group buying sites have emerged around the world attempting to replicate our business model, from very small startups to some of the largest companies in the world. Some of our competitors offer deals as an add-on to their core business, and others have adopted a business model similar to ours. As we expand our business into additional categories such as Goods, Getaways and Live, we also compete with online and offline merchant partners offering those same products and services. We also compete with businesses that focus on particular merchant categories or markets, such as payment processing and point-of-sale products. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services. We believe the principal competitive factors in our market include the following:

•	breadth of active customer base and merchant partner relationships;

•	local focus and understanding of local business trends;

•	ability to structure deals to generate positive return on investment for merchant partners; and

•	strength and recognition of brand.
Although we believe we compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than we do. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. In addition, although we do not believe that merchant payment terms are a principal competitive factor in our market, they may become such a factor and we may be unable to compete effectively on such terms.
Seasonality
We believe that some of our offerings experience seasonal buying patterns mirroring that of the larger consumer and e-commerce markets, where demand declines during customary summer vacation periods and increases during the fourth quarter holiday season. We believe that this seasonality pattern has affected, and we expect will continue to affect, our business and quarterly sequential revenue growth rates.
Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. As a company in a new and rapidly innovating industry, we are exposed to the risk that many of these laws may evolve, or be interpreted by regulators or in the courts in ways that could materially affect our business. These laws and regulations may involve taxation, unclaimed property content, intellectual property, product liability, travel, distribution, electronic contracts and other communications, competition, consumer protection, the provision of various online payment and point of sale services, employee, merchant and customer privacy and data security.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act"), as well as the laws of most states, contain provisions governing gift cards, gift certificates, stored value or pre-paid cards or coupons (“gift cards”). Groupon vouchers may be included within the definition of “gift cards” under many laws. In addition, certain foreign jurisdictions have laws that govern disclosure and certain product terms and conditions, including restrictions on expiration dates and fees that may apply to Groupon vouchers as well as warranty requirements. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments that could affect us, and our global operations may be constrained by regulatory regimes and laws in Europe and other jurisdictions outside the United States that may be more restrictive and adversely impact our business.

Various US laws and regulations, such as the Bank Secrecy Act, the Dodd-Frank Act, the USA PATRIOT Act, and the CARD Act impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. These laws and regulations broadly define financial institutions to include money services businesses such as money transmitters, check cashers, and sellers or issuers of stored value. Requirements imposed on financial institutions under these laws include customer identification and verification programs, record retention policies, and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations.

Intellectual Property
We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

                In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, trade dress, domain names and patents to protect our intellectual property.  As of December 31, 2012, Groupon and its related entities owned approximately 337 trademarks and servicemarks registered or pending in approximately 68 countries, including protection of trademarks related to GROUPON, the GROUPON logo, other GROUPON‑formative marks and other marks. Groupon also uses a number of other source indicators which it believes are protectable. In addition, as of December 31, 2012, we owned a number of issued U.S. patents, had additional pending patent applications, and owned copyright registrations.
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
                Companies in the Internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks or other intellectual property rights and may request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We are currently subject to, and expect to face in the future, lawsuits and allegations that we have infringed the intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement, and may experience an adverse result which could impact our business and/or our operating results.
Employees
As of December 31, 2012, we had 3,212 employees in our North America segment, consisting of 1,151 sales representatives and 2,061 corporate, operational, and customer service representatives, and 8,182 employees in our International segment, consisting of 3,526 sales representatives and 4,656 corporate, operational, and customer service representatives.
Officers
The following table sets forth information about our officers as of December 31, 2012:

Name	Age	Position

Andrew D. Mason	32	Co-Founder, Chief Executive Officer and Director
Jason E. Child	44	Chief Financial Officer
Jeffrey Holden	44	Senior Vice President- Product Management
Kal Raman	44	Chief Operating Officer
David R. Schellhase	49	General Counsel
Brian C. Stevens	38	Chief Accounting Officer
Brian K. Totty	46	Senior Vice President-Engineering and Operations
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
Kal Raman (also known as Kalyanaraman Srinivasan) joined the Company in May 2012 as its Senior Vice President, Americas, in August 2012 was promoted to Senior Vice President, Global Operations, and then subsequently had his title changed to Chief Operating Officer.  Mr. Raman previously worked for Ebay, Inc., first as a consultant from December 2011 to March 2012 and then as Vice President, Global Fulfillment during April 2012.  Prior to that, Mr. Raman was the Chief Executive Officer of KUE Digital, a company that was wholly owned by Knowledge Universe Education LLC, from October 2006 to February 2007, and then KUE Digital was subsequently renamed and incorporated as Global Scholar, an enterprise education software company, in February 2007 and Mr. Raman served as the Chief Executive Officer of Global Scholar from its inception until September 2011.  Mr. Raman then served as a consultant to Global Scholar from September 2011 until February 2012.  Mr. Raman has also served as Chief Executive Officer of Drugstore.com and as an executive at Amazon.com, Inc. earlier in his career.

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
Brian C. Stevens has served as our Chief Accounting Officer since September 2012. Mr. Stevens spent 16 years with KPMG LLP, most recently as an audit partner from October 2007 through August 2012. Mr. Stevens spent five years in KPMG's Department of Professional Practice (April 2003 to June 2006 and July 2008 to June 2010) and was a practice fellow at the Financial Accounting Standards Board from July 2006 through June 2008. Mr. Stevens received his Bachelor of Science from the University of Illinois at Urbana-Champaign.
Brian K. Totty, Ph.D., served as our Senior Vice President-Engineering and Operations since November 2010 and resigned from that position in January 2013. Dr. Totty was the Chief Executive Officer of Ludic Labs, Inc., a startup venture developing a new class of software applications from January 2006 through November 2007. We acquired Ludic Labs in November 2010. Dr. Totty also was a co-founder and Senior Vice President of Research and Development of Inktomi Corporation from February 1996 to August 2002. Dr. Totty received his Ph.D. in computer science from the University of Illinois at Urbana‑Champaign, his Master of Public Administration from Harvard's Kennedy School and his Bachelor of Science from the Massachusetts Institute of Technology.
Available Information
The Company electronically files reports with the SEC. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company’s website (www.groupon.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests it. The Company's Code of Conduct, Corporate Governance Guidelines and committee charters are also posted on the site.
ITEM 1A: RISK FACTORS
Our business, prospects, financial condition, operating results and the trading price of our Class A common stock could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. In assessing the risks described below, you should also refer to the other information contained in this Annual Report on Form 10-K, including Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and the consolidated financial statements and the related notes in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Risks Related to Our Business
Our revenue and operating results may continue to be volatile.
Our revenue and operating results will continue to vary from quarter to quarter due to the rapidly evolving nature of our business. We believe that our revenue growth and ability to achieve and maintain profitability will depend, among other factors, on our ability to:

•	acquire new customers and retain existing customers;

•	attract new merchant partners and retain existing merchant partners who wish to offer deals through the sale of Groupons;

•	effectively address and respond to challenges in international markets, particularly in Europe;

•	expand the number, variety and relevance of products and deals we offer, particularly as we attempt to build a more complete local marketplace;

•	increase the awareness of our brand domestically and internationally;

•	provide a superior customer service experience for our customers and merchant partners;

•	respond to changes in consumer and merchant access to and use of the Internet and mobile devices; and

•	react to challenges from existing and new competitors.
Our strategy to become a complete local commerce marketplace may not be successful and may expose us to additional risks.
One of our key objectives is to expand upon our traditional daily deals business by building out a more extensive local commerce marketplace. This strategy has required us to devote significant resources to attracting and retaining merchant partners who are willing to run deals on a continuous basis with us in order to build a significant inventory for our customers, as well as continuing management focus and attention. We have accepted, and expect to continue to accept, a lower percentage of the gross billings from some of our merchants as we expand our marketplace. If we are not successful in pursuing this objective, our business, financial position and results of operations could be harmed.
If we are unable to successfully respond to changes in the market, our business could be harmed.
Our business grew rapidly in prior periods as merchants and consumers have increasingly used our marketplace. However, this is a new market which we created in late 2008 and which has operated at a substantial scale for only a limited period of time. Given the limited history, we are constantly evolving our strategy and may not always be successful in doing so. For example, we experienced a decline in revenue from our International segment in the fourth quarter of 2012, as compared to the fourth quarter of 2011. We expect that the market will evolve in ways which may be difficult to predict. For example, we believe that in some of our markets, including North America, investments in new customer acquisition are less productive and the continued growth of our revenue will require more focus on increasing or maintaining the rate at which our existing customers purchase Groupons and our ability to expand the number and variety of deals that we offer. It is also possible that merchant partners or customers could broadly determine that they no longer believe in the value of our current services or marketplace. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in our markets, our business, financial condition and results of operations could suffer a material negative impact.
Our international operations are subject to increased challenges, and our inability to adapt to the varied commercial and regulatory landscapes of our international markets may adversely affect our business.
Our ability to grow our business in our international markets requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our business model, as we have experienced in our European markets in particular. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We are subject to risks of doing business internationally, including the following:

•	our ability to maintain merchant partner and customer satisfaction such that our marketplace will continue to attract high quality merchant partners and

•	our ability to successfully respond to macroeconomic challenges, including by optimizing our deal mix to take into account consumer preferences at a particular point in time;

•	strong local competitors, many of whom have been in the market longer than us;

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

Our financial results will be adversely affected if we are unable to execute on our marketing strategy.
We have historically focused our marketing spend on customer acquisition, and during 2012 we have begun to also focus on activating new customers and retaining existing customers. If our assumptions regarding our marketing efforts and strategies prove incorrect, our ability to generate profits from our investments in new customer acquisitions may be less than we have assumed. In such case, we may need to increase expenses or otherwise alter our strategy and our results of operations could be negatively impacted.
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
Further, because our international revenue is denominated in foreign currencies, we could become subject to increased difficulties in collecting accounts receivable and repatriating money without adverse tax consequences and increased risks relating to foreign currency exchange rate fluctuations. Further, we could be subject to the application of U.S. tax rules to acquired international operations and local taxation of our fees or of transactions on our websites.
We conduct portions of certain functions, including product development, customer support and other operations, in regions outside of North America. Any factors which reduce the anticipated benefits, including cost efficiencies and productivity improvements, associated with providing these functions outside of North America, including increased regulatory costs associated with our international operations, could adversely affect our business.
If we fail to retain our existing customers or acquire new customers, our revenue and business will be harmed.
We must continue to retain and acquire customers that purchase Groupons in order to increase revenue and achieve consistent profitability. As our customer base continues to evolve, it is possible that the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the loss of existing customers and the costs associated with acquiring and retaining customers. If customers do not perceive our Groupon offers to be attractive or if we fail to introduce new and more relevant deals, we may not be able to retain or acquire customers at levels necessary to grow our business and profitability. If we are unable to acquire new customers who purchase Groupons in numbers sufficient to grow our business and offset the number of existing active customers that cease to purchase Groupons, the revenue we generate may decrease and our operating results will be adversely affected.
Our future success depends upon our ability to retain and add high quality merchant partners.
We depend on our ability to attract and retain merchant partners that are prepared to offer products or services on compelling terms through our marketplace and provide our customers with a great experience. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. In addition, if we are unsuccessful in our efforts to introduce services to merchants as part of our local commerce operating system, we will not experience a corresponding growth in our merchant pool sufficient to offset the cost of these initiatives. We must continue to attract and retain merchant partners in order to increase revenue and profitability. If new merchants do not find our marketing and promotional services effective, or if existing merchant partners do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profits, they may stop making offers through our marketplace. In addition, we may experience attrition in our merchant partners in the ordinary course of business resulting from several factors, including losses to competitors and merchant partner closures or bankruptcies. If we are unable to attract new merchant partners in numbers sufficient to grow our business, or if too many merchant partners are unwilling to offer products or services with compelling terms through our marketplace or offer favorable payment terms to us, we may sell fewer Groupons and our operating results will be adversely affected.
If our efforts to market, advertise and promote products and services from our existing merchant partners are not successful, or if our existing merchant partners do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profits, we may not be able to retain or attract merchant partners in sufficient numbers to grow our business or we may be required to incur significantly higher marketing expenses or reduce margins in order to attract new merchant partners. A significant increase in merchant partner attrition or decrease in merchant partner growth would have an adverse effect on our business, financial condition and results of operation.

We may incur losses in the future as we expand our business.
We had an accumulated deficit of $753.5 million as of December 31, 2012. We anticipate that our profitability will be impacted as we continue to invest in our growth, through increased spending in some areas and through accepting a lower percentage of the proceeds from our deals, as we attempt to add more merchant partners to our marketplace. These efforts may prove more difficult than we currently anticipate, and we may not succeed in realizing the benefits of these efforts in a short time frame, or at all. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue could prevent us from attaining or increasing our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their customer bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could attract customers away from our websites and applications, reduce our market share and adversely impact our gross margin. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new customers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the revenue than we currently offer, we may be forced to pay a higher percentage of the gross proceeds from each Groupon sold than we currently offer, which may reduce our revenue. In addition, we are dependent on some of our existing or potential competitors for banner advertisements and other marketing initiatives to acquire new customers. Our ability to utilize their platforms to acquire new customers may be adversely affected if they choose to compete more directly with us or prevent us from using their services.

If we are unable to maintain favorable terms with our merchant partners, our revenue may be adversely affected.
The success of our business depends in part on our ability to retain and increase the number of merchant partners who use our service, particularly as we continue to grow our marketplace. Currently, when a merchant partner works with us to offer a deal for its products or services, it receives an agreed-upon percentage of the total proceeds from each Groupon sold, and we retain the rest. If merchant partners decide that utilizing our services no longer provides an effective means of attracting new customers or selling their goods and services, they may demand a higher percentage of the total proceeds from each Groupon sold. In addition, as part of our strategy to grow our merchant partner base, we have been accepting a lower percentage of the total proceeds from each Groupon sold in some instances. This could adversely affect our revenue and gross profit.
In addition, we expect to face increased competition from other Internet and technology-based businesses. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new customers. If competitors engage in group buying initiatives in which merchants receive a higher percentage of the revenue than we currently offer, or if we target merchants who will only agree to run deals if they receive a higher percentage of the proceeds, we may be forced to take a lower percentage of the gross billings.
Our operating cash flow and results of operations could be adversely impacted if we change our merchant payment terms or our revenue does not continue to grow.
Our merchant payment terms and revenue growth have provided us with operating cash flow to fund our working capital needs. Our merchant partner arrangements are generally structured such that we collect cash up front when our customers purchase Groupons and make payments to our merchant partners at a subsequent date, either on a fixed schedule or upon redemption by customers. We currently pay our merchant partners upon redemption in many deals in our International markets, but we may continue to move toward offering payments on a fixed schedule in those markets. Our accrued merchant and supplier payable balance increased from $520.7 million as of December 31, 2011 to $671.3 million as of December 31, 2012. We use the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer our merchant partners more favorable or accelerated payment terms or our revenue does not continue to grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
We purchase and sell some products from indirect suppliers, which increases our risk of litigation and other losses.
We source merchandise both directly from brand owners and indirectly from retailers and third party distributors, and we often take title to the goods before we offer them for sale to our customers.  By selling merchandise sourced from parties other than the brand owners, we are subject to an increased risk that the merchandise may be damaged or non-authentic, which could result in potential liability under applicable laws, regulations, agreements and orders, and increase the amount of returned merchandise. In addition, brand owners may take legal action against us, which even if we prevail could result in costly litigation, generate bad publicity for us, and have a material adverse impact on our business, financial condition and results of operations.
We are subject to inventory management and order fulfillment risk as a result of our Goods category.
We purchase much of the merchandise that we offer for sale to our customers. The demand for products can change for a variety of reasons, including customer preference, quality, seasonality, and the perceived value from customers of purchasing the product through us. In addition, this is a new business for us, and therefore we have a limited historical basis upon which to predict customer demand for the products. If we are unable to adequately predict customer demand and efficiently manage our inventory, we could either have an excess or a shortage of inventory, either of which would have a material adverse effect on our business.
Purchasing the goods ourselves prior to the sale also means that we will be required to fulfill orders on an efficient and cost-effective basis. Many other online retailers have significantly larger inventory balances and therefore are able to rely on past experience and economies of scale to optimize their order fulfillment. Delays or inefficiencies in our processes could subject us to additional costs, as well as customer dissatisfaction, which would adversely affect our business.
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
We are involved in litigation regarding, among other matters, patent, securities and employment issues. Litigation can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding these and other lawsuits in which we are involved, see Note 7 "Commitments and Contingencies" to our consolidated financial statements.
An increase in our refund rates could reduce our liquidity and profitability.
Customers have the ability to receive a refund of their purchase price upon the occurrence of specified events. As we increase our revenue and expand our product offerings, our refund rates may exceed our historical levels. For example, as a result of a shift in our deal mix and higher price point offers that began in the fourth quarter of 2011, our refund rates became higher than historical levels. A downturn in general economic conditions may also increase our refund rates. An increase in our refund rates could significantly reduce our liquidity and profitability.
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
We currently depend on the continued services and performance of the key members of our management team, including Andrew Mason, our Chief Executive Officer, Jason Child, our Chief Financial Officer and Kal Raman, our Chief Operating Officer. Mr. Mason is one of our founders and his leadership has played an integral role in our growth. The loss of key personnel, including key members of management as well as our marketing, sales, product development and technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. Moreover, many members of our management are new to our team or have been recently promoted to new roles.
Eric Lefkofsky is one of our founders and has served as the Executive Chairman of our Board of Directors since our inception. Although Mr. Lefkofsky historically has devoted a significant amount of his time to Groupon, he is under no contractual or other obligation to do so. The amount of time devoted by Mr. Lefkofsky to the Company has diminished substantially. Mr. Lefkofsky dedicates a considerable portion of his time to a variety of other businesses, including Lightbank LLC, a private investment firm that Mr. Lefkofsky co-founded with Bradley A. Keywell, one of our directors. Such investments may be in areas that present conflicts with, or involve businesses related to, our operations. There can be no assurance that our business will not be adversely affected as Mr. Lefkofsky devotes less time to our business in the future.
As we become a more mature company, we may find our recruiting and retention efforts more challenging. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be not be able to manage our business effectively.
In our Payments business, we may be subject to chargeback liability if our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers.
            We have recently announced the launch of Payments, under which we provide payment processing for merchants.  If we process a payment that is successfully disputed by the customer at a later date, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we or our clearing bank is unable to collect such amounts from the merchant's account, or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder.  Any chargebacks not paid by our merchants may adversely affect our financial condition and results of operations. In addition, if our clearing bank terminates our relationship and we are unable to secure a relationship with another clearing bank, we would be unable to process payments.
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
It is not clear at this time, but Groupons may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, and state laws governing gift cards, stored value cards and coupons. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if Groupons are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the Groupon, or the promotional value, which is the add-on value of the Groupon in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the Groupon was issued or the date on which the customer last loaded funds on the Groupon if the Groupon has a reloadable feature; (ii) the Groupon's stated expiration date (if any); or (iii) a later date provided by applicable state law. We and several merchant partners with whom we have partnered are currently defendants in 16 purported class actions that have been filed in federal and state court claiming that Groupons are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing Groupons with expiration dates and other restrictions. We are also the defendant to a purported class action in the Canadian province of Ontario in which similar violations of provincial legislation governing gift cards are alleged. In the event that it is determined that Groupons are subject to the CARD Act or any similar state or foreign law or regulation, and are not within various exemptions that may be available to Groupon under the CARD Act or under some of the various state or foreign jurisdictions, our liabilities with respect to unredeemed Groupons may be materially higher than the amounts shown in our financial statements and we may be subject to additional fines and penalties. In addition, if federal or state laws require that the face value of Groupons have a minimum expiration period beyond the period desired by a merchant partner for its promotional program, or no expiration period, this may affect the willingness of merchant partners to issue Groupons in jurisdictions where these laws apply.
If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed Groupons, our results from operations could be materially and adversely affected.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and applications or may even attempt to completely block our emails or access to our websites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our revenue as anticipated.
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
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. Several Internet companies have incurred substantial penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of subscribers or merchant partners and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.
We may suffer liability as a result of information retrieved from or transmitted over the Internet and claims related to our service offerings.
We may be, and in certain cases have been, sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims relating to information that is published or made available on our websites or service offerings we make available (including provision of an application programming interface platform for third parties to access our website, mobile device services and geolocation applications). This risk is enhanced in certain jurisdictions outside the United States, where our liability for such third party actions may be less clear and we may be less protected. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occurs, our net income could be materially and adversely affected.
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
Our business depends on our ability to maintain and scale the network infrastructure necessary to send our emails and operate our websites and mobile applications, and any significant disruption in service on our email infrastructure, websites or applications could result in a loss of subscribers, customers or merchant partners.
Subscribers access our deals through our websites and mobile applications. Our reputation and ability to acquire, retain and serve our subscribers and customers are dependent upon the reliable performance of our websites and mobile applications and the underlying network infrastructure. As our subscriber base and the amount of information shared on our websites and applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure to handle the traffic on our websites and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our subscriber base or the amount of traffic on our websites and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our websites and applications, and prevent our subscribers from accessing our services. A substantial portion of our network infrastructure is hosted by third party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential subscribers and merchant partners, which could harm our operating results and financial condition.
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
We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our intellectual property rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. We are currently subject to multiple lawsuits and disputes related to our intellectual property and service offerings. We may in the future be subject to additional litigation and disputes. The costs of engaging in such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained.
We are currently subject to third party claims that we infringe their proprietary rights or trademarks and expect to be subject to additional claims in the future. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages by us. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.
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
We have in the past acquired a number of companies. We expect to continue to evaluate, consider and potentially consummate a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and minority investments. We may not realize the anticipated benefits of any or all of our acquisitions and investments, or we may not realize them in the time frame expected. In addition, the integration of an acquisition could divert management's time and the company's resources. If we pay for an acquisition or a minority investment in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock it could be dilutive to our stockholders. Additionally, we do not have the ability to exert control over our joint ventures and minority investments, and therefore we are dependent on others in order to realize their potential benefits.
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
We will continue to incur significant costs as a result of being a public company.
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, or the SEC, the Public Company Accounting Oversight Board and the exchange on which our Class A common stock is listed, impose additional reporting and other obligations on public companies. Compliance with these public company requirements has increased our costs and made some activities more time-consuming. In connection with the preparation of our financial statements for the year ended December 31, 2011, our independent registered accounting firm identified a material weakness in the design and operating effectiveness of our internal control over financial reporting, and as a result we incurred additional costs remediating this material weakness. In addition, the existence of this issue could adversely affect us, our reputation or investor perceptions of us. It also may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third-parties may also prompt even more changes in corporate governance and reporting requirements. The additional reporting and other obligations imposed on us by these rules and regulations has increased our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. These increased costs require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.
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

Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock is highly volatile
Our Class A common stock began trading on the NASDAQ Global Select Market on November 4, 2011 and since that date has fluctuated from a high of $31.14 per share to a low of $2.60 per share. We expect that the trading price of our stock will continue to be volatile due to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. Among the factors that could affect our stock price are:

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
Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of December 31, 2012, our founders, Eric Lefkofsky, Bradley Keywell and Andrew Mason control 100% of our outstanding Class B common stock and approximately 29.5% of our outstanding Class A common stock, representing approximately 54.5% of the voting power of our outstanding capital stock. Messrs. Lefkofsky, Keywell and Mason will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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

ITEM 1B: UNRESOLVED STAFF COMMENTS
None.
ITEM 2: PROPERTIES
Our principal executive offices in North America are located in Chicago, Illinois, and our principal international executive offices are located in Berlin, Germany and Schaffhausen, Switzerland. As of December 31, 2012, the properties listed below represented our principal executive facilities. Other facilities are located throughout the world and largely represent local operating facilities. We believe that our properties are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

Description of Use	Square Footage	Operating Segment	Lease Expiration
Corporate office facilities	421,000	North America	From 2013 through 2018
Corporate office facilities	87,000	International	From 2016 through 2022
ITEM 3: LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 7 “Commitments and Contingencies—Legal Matters” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol “GRPN” since November 4, 2011. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the high and low sales price for our Class A common stock as reported by the NASDAQ Global Select Market for each of the years listed.

2011	High	Low
Fourth Quarter (from November 4, 2011)	$31.14	$14.85

2012	High	Low
First Quarter	$25.84	$16.25
Second Quarter	$16.57	$8.80
Third Quarter	$10.50	$4.00
Fourth Quarter	$5.50	$2.60

2013	High	Low
First Quarter (through February 26)	$6.17	$4.79
Holders
As of February 25, 2013, there were 182 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. Each share of our Class A common stock is entitled to one vote per share. Each share of our Class B common stock is entitled to 150 votes per share and is convertible at any time into one share of Class A common stock.
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
Equity Compensation Plan Information
Information about the securities authorized for issuance under our compensation plans is incorporated by reference from the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
During the fourth quarter of 2012, we issued 508,442 shares of Class A common stock to settle certain liability-classified subsidiary stock-based compensation awards and 49,866 shares of Class A common stock to settle a contingent consideration liability related to an acquisition.
Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2012	—		—	—	—
November 1-30, 2012	—		—	—	—
December 1-31, 2012	69,277	*	$0.0001	—	—
Total	69,277		$0.0001	—	—

*- In connection with the termination of an employee who received shares of stock in connection with an acquisition, the Company exercised its right to repurchase 69,277 shares of Class A Common from the employee for a purchase price of $.0001 per share.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Groupon, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph set forth below compares cumulative total return on the common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq 100 Index, resulting from an initial investment of $100 in each and assuming the reinvestment of any dividends, based on closing prices. Measurement points are Groupon's initial public offering date of November 4, 2011, the last trading day for the months of November and December, 2011 and each month of 2012.

Source: Yahoo! Finance

ITEM 6: SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto in Item 8 of this Annual Report on Form 10-K, and the information contained in Item 7 of this Annual Report on Form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share data)
Consolidated Statements of Operations Data:
Revenue:
Third party and other revenue	$1,879,729	$1,589,604	$312,941	$14,540	$5
Direct revenue	454,743	20,826	—	—	—
Total revenue	2,334,472	1,610,430	312,941	14,540	5
Cost of revenue:
Third party and other revenue	297,739	243,789	42,896	4,716	88
Direct revenue	421,201	15,090	—	—	—
Total cost of revenue	718,940	258,879	42,896	4,716	88
Gross profit (loss)	1,615,532	1,351,551	270,045	9,824	(83)
Operating expenses:
Marketing	336,854	768,472	290,569	5,053	163
Selling, general and administrative	1,179,080	821,002	196,637	5,848	1,386
Acquisition-related expense (benefit), net	897	(4,537)	203,183	—	—
Total operating expenses	1,516,831	1,584,937	690,389	10,901	1,549
Income (loss) from operations	98,701	(233,386)	(420,344)	(1,077)	(1,632)
Interest and other income, net	6,166	5,973	284	(16)	90
Loss on equity method investees	(9,925)	(26,652)	—	—	—
Income (loss) before provision (benefit) for income taxes	94,942	(254,065)	(420,060)	(1,093)	(1,542)
Provision (benefit) for income taxes	145,973	43,697	(6,674)	248	—
Net loss	(51,031)	(297,762)	(413,386)	(1,341)	(1,542)
Less: Net (income) loss attributable to noncontrolling interests	(3,742)	18,335	23,746	—	—
Net loss attributable to Groupon, Inc.	(54,773)	(279,427)	(389,640)	(1,341)	(1,542)
Dividends on preferred stock	—	—	(1,362)	(5,575)	(616)
Redemption of preferred stock in excess of carrying value	—	(34,327)	(52,893)	—	—
Adjustment of redeemable noncontrolling interests to redemption value	(12,604)	(59,740)	(12,425)	—	—
Net loss attributable to common stockholders	$(67,377)	$(373,494)	$(456,320)	$(6,916)	$(2,158)

Net loss per share
Basic	$(0.10)	$(1.03)	$(1.33)	$(0.02)	$(0.01)
Diluted	$(0.10)	$(1.03)	$(1.33)	$(0.02)	$(0.01)

Weighted average number of shares outstanding
Basic	650,214,119	362,261,324	342,698,772	337,208,284	333,476,258
Diluted	650,214,119	362,261,324	342,698,772	337,208,284	333,476,258

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,209,289	$1,122,935	$118,833	$12,313	$2,966
Working capital (deficit)	$319,345	$328,165	$(196,564)	$3,988	$2,643
Total assets	$2,031,474	$1,774,476	$381,570	$14,962	$3,006
Total long-term liabilities	$120,932	$78,194	$1,621	$—	$—
Redeemable preferred stock	$—	$—	$—	$34,712	$4,747
Cash dividends per common share	$—	$—	$—	$0.063	$—
Total Groupon, Inc. Stockholders' Equity (Deficit)	$744,040	$702,541	$8,077	$(29,969)	$(2,091)

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
Overview
Our mission is to be the operating system for local commerce. As part of that vision, we act as a local commerce marketplace that connects merchants to consumers by offering goods and services at a discount. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including online advertising, the yellow pages, direct mail, newspaper, radio, television, and promotions. By bringing the brick and mortar world of local commerce onto the Internet, Groupon is helping local merchant partners to attract customers and sell goods and services. In our Goods category, through which we offer deals on merchandise, we often act as the merchant of record, particularly on deals in North America. We provide consumers with savings and help them discover what to do, eat, see, buy and where to travel.
Each day, we email our subscribers discounted offers on goods, services and travel that are targeted by location, purchase history and personal preferences. Current and potential customers also access our deals directly through our website and mobile applications. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchant partners, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer for the Groupon excluding any applicable taxes and net of estimated refunds. During the year ended December 31, 2012, we generated revenue of $2,334.5 million, compared to $1,610.4 million during the year ended December 31, 2011.
We have organized our operations into two principal segments: North America, which represents the United States and Canada, and International, which represents the rest of our global operations. For the year ended December 31, 2012, we derived 50.1% of our revenue from our International segment, compared to 49.9% from our North America segment.
We have an accumulated deficit of $753.5 million as of December 31, 2012. Since our inception, we have driven our growth through substantial investments in infrastructure and marketing to increase customer acquisition. In particular, our significant net losses in previous years were driven primarily by the rapid expansion of our International segment, which involved investing heavily in upfront marketing, sales and infrastructure related to the build out of our operations in early stage countries.
How We Measure Our Business
We measure our business with several financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the long‑term performance of our marketplace. Certain of these metrics are reported in accordance with generally accepted accounting principles ("GAAP") and certain of these metrics are considered non-GAAP financial measures. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.
We have historically presented "revenue per average active customer" as one of our operating metrics, which we evaluated as an indicator of whether our average customer is purchasing deals with a higher or lower percentage of gross billings retained by Groupon.  However, due to the increase in direct revenue as a percentage of total revenue in the current year, we no longer consider this metric to be as meaningful of an indication of those trends because direct revenues are presented on a gross basis.

Financial Metrics

•
Gross billings. This metric represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue deals, gross billings differs from third party revenue reported in our consolidated statements of operations, which are presented net of the merchant's share of the transaction price. For direct revenue deals, gross billings are equivalent to direct revenue reported in our consolidated statements of operations. We consider this metric to be an important indicator of our growth and business performance as it is a proxy for the dollar volume of transactions through our marketplace. Tracking gross billings on third party revenue deals also allows us to track changes in the percentage of gross billings that we are able to retain after payments to our merchant partners.

•
Revenue. We believe revenue is an important indicator for our business. Our third party revenue is derived from deals where we act as the marketing agent and is the purchase price paid by the customer for the Groupon less an agreed upon portion of the purchase price paid to the featured merchant partner, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Direct revenue, when the Company is selling the product as the merchant of record, is the purchase price paid by the customer, excluding any applicable taxes and net of estimated refunds.

•
Operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit), net. Operating (loss) income excluding stock-based compensation and acquisition-related expense (benefit), net is a non-GAAP measure that comprises the consolidated total of the segment operating income (loss) of our two segments, North America and International. Stock‑based compensation expense and acquisition‑related expense (benefit), net are excluded from segment operating income (loss) that we report under U.S. GAAP for our segments. Stock-based compensation expense is primarily a non-cash item. Acquisition-related expense (benefit), net represents the change in the fair value of contingent consideration arrangements related to business combinations. We use consolidated operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit) to allocate resources and evaluate performance internally. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

•
Free cash flow. Free cash flow is net cash provided by operating activities less purchases of property and equipment and capitalized software. We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal-use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in Groupon's cash balance for the applicable period. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

Operating Metrics

•
Active customers. We define active customers as unique user accounts that have purchased Groupons during the trailing twelve months ("TTM"). We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing Groupons is trending.

•
Gross billings per average active customer. This metric represents the trailing twelve months gross billings generated per average active customer. This metric is calculated as the total gross billings generated in the trailing twelve months, divided by the average number of active customers in such time period. Although we believe total gross billings, not trailing twelve months gross billings per average active customer, is a better indication of the overall growth of our marketplace over time, trailing twelve months gross billings per average active customer provides an opportunity to evaluate whether our growth is primarily driven by growth in total customers or in spend per customer in any given period.

	Year Ended December 31,
	2012	2011	2010
Gross Billings and Operating Metrics:
Gross billings (in thousands) (1)	$5,380,184	$3,985,501	$745,348
TTM Active customers (in thousands) (2)	41,049	33,742	8,940
TTM Gross billings per average active customer (3)	$143.88	$186.75	$160.05

(1)	Reflects the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds.

(2)	Reflects the total number of unique accounts that have purchased Groupons during the trailing twelve months.

(3)	Reflects the total gross billings generated in the trailing twelve months per average active customer in the applicable period.
Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant partner relationships to be a vital part of our business model and have made significant investments in order to expand the variety of tools that we can provide to our merchant partners. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create a more complete online marketplace for local commerce. We generally do not have long-term arrangements to guarantee availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace.
International operations. Our international operations are critical to our revenue growth and our ability to achieve and maintain profitability. For the years ended December 31, 2012 and 2011, 50.1% and 60.6%, respectively, of our revenue was generated from our International segment. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our current and future business model. The increase in direct revenue transactions in North America contributed to the decrease in International revenue as a percentage of our total revenue during 2012, as direct revenue is presented on a gross basis in our consolidated statements of operations.
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
Investment in growth. We have been a high-growth company and have aggressively invested, and intend to continue to invest, to support this growth. For example, we are developing a suite of merchant products, such as payment processing and point of sale, which require substantial investment and these products do not currently generate a material amount of revenue. We anticipate that we will make substantial investments in the foreseeable future as we continue to increase the number and variety of deals we offer each day, broaden our customer base, expand our marketing channels, expand our operations, hire additional employees and develop our technology.
Competitive pressure. Our growth and geographical expansion have drawn a significant amount of attention to our business model. As a result, a substantial number of companies that attempt to replicate our business model have emerged around the world. We expect new competitors to emerge. In addition to such competitors, we expect to increasingly compete against other large Internet and technology‑based businesses that have launched initiatives which are directly competitive to our core business as well as our other categories and our suite of merchant products, such as payment processing and point of sale. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests.
Components of Results of Operations
Third Party and Other Revenue
Third party revenue arises from transactions in which we are acting as a third party marketing agent and consists of the net amount we retain from the sale of Groupons after paying an agreed upon percentage of the purchase price to the featured merchant, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Other revenue primarily consists of advertising revenue.
Direct Revenue
Direct revenue arises from transactions, primarily in our Goods category, in which we are the merchant of record and consists of the gross amount we receive from the sale of Groupons, excluding any applicable taxes and net of estimated refunds.
Cost of Revenue
Cost of revenue is comprised of direct and indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the purchase price of consumer products, warehousing, shipping costs and inventory markdowns. For third party revenue transactions, cost of revenue includes estimated refunds that are not recoverable from the merchant. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting, and other processing fees, are allocated to cost of third party revenue, direct revenue and other revenue in proportion to relative gross billings during the period.
Technology costs included in cost of revenue consist of a portion of the payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's existing website. Technology costs also include a portion of amortization expense from internal-use software related to website development. Remaining technology costs included within cost of revenue include email distribution costs. Editorial costs consist of a portion of the payroll and stock‑based compensation expense related to the Company's editorial personnel, as these staff members are primarily dedicated to drafting and promoting deals.
Marketing
Marketing expense consists primarily of targeted online marketing costs, such as sponsored search, advertising on social networking sites, email marketing campaigns, affiliate programs and, to a lesser extent, offline marketing costs such as television, radio and print advertising. Marketing payroll costs, including related stock‑based compensation expense, are also classified as marketing expense. We record these costs within "Marketing" on the consolidated statements of operations when incurred. Discounts provided to subscribers, which are a component of our subscriber activation marketing activities, are classified as reductions to revenue in our consolidated statements of operations. Marketing is the primary method by which we acquire customers, and as such, is a critical part of our growth strategy.
Selling, General and Administrative
Selling expenses reported within "Selling, general and administrative" on the consolidated statements of operations consist of payroll and sales commissions for inside and outside sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses consist of payroll and related expenses for employees involved in general corporate functions, including accounting, finance, tax, legal and human resources, among others. Additional costs included in general and administrative include subscriber service and operations, depreciation and amortization expense, rent, professional fees, litigation costs, travel and entertainment, stock-based compensation expense, charitable contributions, recruiting, office supplies, maintenance and other general corporate costs.
Acquisition‑Related
Acquisition-related expense (benefit), net, represents the change in the fair value of contingent consideration arrangements related to business combinations, see Note 13 "Fair Value Measurements."

Interest and Other Income
Interest and other income, net, generally consists of interest income on our cash and cash equivalents and foreign currency gains and losses resulting from foreign currency transactions, which are denominated in currencies other than our functional currencies. During the year ended December 31, 2012, interest and other income also included a $50.6 million impairment of a cost method investment and a gain of $56.0 million resulting from the E-Commerce transaction, which is described in Note 6, "Investments."
Results of Operations
Comparison of the Years Ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenue:
Third party and other revenue	$1,879,729	$1,589,604	$312,941
Direct revenue	454,743	20,826	—
Total revenue	2,334,472	1,610,430	312,941
Cost of revenue:
Third party and other revenue	297,739	243,789	42,896
Direct revenue	421,201	15,090	—
Total cost of revenue	718,940	258,879	42,896
Gross profit	1,615,532	1,351,551	270,045
Operating expenses:
Marketing	336,854	768,472	290,569
Selling, general and administrative	1,179,080	821,002	196,637
Acquisition-related expense (benefit), net	897	(4,537)	203,183
Total operating expenses	1,516,831	1,584,937	690,389
Income (loss) from operations	98,701	(233,386)	(420,344)
Interest and other income, net	6,166	5,973	284
Loss on equity method investees	(9,925)	(26,652)	—
Income (loss) before provision (benefit) for income taxes	94,942	(254,065)	(420,060)
Provision (benefit) for income taxes	145,973	43,697	(6,674)
Net loss	(51,031)	(297,762)	(413,386)
Less: Net (income) loss attributable to noncontrolling interests	(3,742)	18,335	23,746
Net loss attributable to Groupon, Inc.	(54,773)	(279,427)	(389,640)
Dividends on preferred stock	—	—	(1,362)
Redemption of preferred stock in excess of carrying value	—	(34,327)	(52,893)
Adjustment of redeemable noncontrolling interests to redemption value	(12,604)	(59,740)	(12,425)
Net loss attributable to common stockholders	$(67,377)	$(373,494)	$(456,320)

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Year Ended December 31,
	2012		2011		2010
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$718,940	$2,928	$258,879	$1,130	$42,896	$157

Operating expenses:
Marketing	$336,854	$3,570	$768,472	$2,531	$290,569	$129
Selling, general and administrative	1,179,080	97,619	821,002	89,929	196,637	35,882
Acquisition-related expense (benefit), net	897	—	(4,537)	—	203,183	—
Total operating expenses	$1,516,831	$101,189	$1,584,937	$92,460	$690,389	$36,011
Foreign exchange rate neutral operating results
The effect on the Company's consolidated statements of operations for the years ended December 31, 2012 and 2011 from changes in exchange rates versus the U.S. dollar was as follows:

	Year Ended December 31
	2012			2011
	At Avg.	Exchange		At Avg.	Exchange
	2011	Rate	As	2010	Rate	As
	Rates (1)	Effect (2)	Reported	Rates (1)	Effect (2)	Reported
	(in thousands)
Revenue	$2,408,588	$(74,116)	$2,334,472	$1,566,450	$43,980	$1,610,430
Cost of revenue and operating expenses	2,302,486	(66,715)	2,235,771	1,786,847	56,969	1,843,816
Income (loss) from operations	$106,102	$(7,401)	$98,701	$(220,397)	$(12,989)	$(233,386)

(1)
Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue deals, gross billings differs from third party revenue reported in our consolidated statements of operations, which are presented net of the merchant's share of the transaction price. For direct revenue deals, gross billings are equivalent to direct revenue reported in our consolidated statements of operations. For the years ended December 31, 2012, 2011 and 2010, our gross billings were $5,380.2 million, $3,985.5 million and $745.3 million, reflecting growth rates of 35.0% and 434.7% in 2012 and 2011, respectively. Gross billings have increased due to an increase in the volume of transactions as we continue to grow our business. We have experienced growth in our traditional Local deals category in addition to our Goods, Travel and Live categories.

Gross Billings by segment for each of the years was as follows:

	Year Ended December 31,
	2012	% of total	2011	% of total	2010	% of total
	(dollars in thousands)
Gross Billings:
North America	$2,373,153	44.1%	$1,561,927	39.2%	$475,003	63.7%
International	3,007,031	55.9%	2,423,574	60.8%	270,345	36.3%
Total Gross Billings	$5,380,184	100.0%	$3,985,501	100.0%	$745,348	100.0%
2012 compared to 2011
North America
North America segment gross billings increased by $811.2 million to $2,373.2 million for the year ended December 31, 2012, as compared to $1,561.9 million for the year ended December 31, 2011. The increase in gross billings was largely attributable to an increase in active customers and growth in our direct revenue.
International
International segment gross billings increased by $583.5 million to $3,007.0 million for the year ended December 31, 2012, as compared to $2,423.6 million for the year ended December 31, 2011. The increase in gross billings was largely attributable to an increase in active customers.
2011 compared to 2010
North America
North America segment gross billings increased by $1,086.9 million to $1,561.9 million for the year ended December 31, 2011, as compared to $475.0 million for the year ended December 31, 2010. The increase in gross billings reflected growth in our daily deals business, which was largely attributable to expanding the scale of our business through entering into new domestic markets and increasing active customers.
International
International segment gross billings increased by $2,153.2 million to $2,423.6 million for the year ended December 31, 2011, as compared to $270.3 million for the year ended December 31, 2010. The main driver of the increase was that for the year ended December 31, 2010, we only had a partial year of operations in the segment due to the timing of our international acquisitions.
Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for each of the years was as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenue:
Third party revenue	$1,859,310	$1,583,871	$312,941
Direct revenue	454,743	20,826	—
Other revenue	20,419	5,733	—
Total revenue	$2,334,472	$1,610,430	$312,941

2012 compared to 2011
Revenue increased by $724.0 million to $2,334.5 million for the year ended December 31, 2012, as compared to $1,610.4 million for the year ended December 31, 2011. The most significant drivers of this increase were the $433.9 million increase in direct revenue from transactions, primarily in our Goods category, where we are the merchant of record and for which revenue is reported on a gross basis and from increases in active customers during 2012. In addition, several other initiatives have driven revenue growth over the recent period. Through our daily emails, we have been increasingly targeting customers by sending them deals for specific locations and personal preferences, which we believe contributed to revenue growth. We also increased the number of merchant partner relationships and the volume of deals we offer on a daily basis to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2012 was $74.1 million.
Third Party Revenue
Third party revenue increased by $275.4 million to $1,859.3 million for the year ended December 31, 2012, as compared to $1,583.9 million for the year ended December 31, 2011. Several initiatives have driven third party revenue growth during this year. We added to our sales force in early 2012, allowing us to increase the number of merchant partner relationships and the volume of deals we offer on a daily basis to our customers on our websites and mobile applications. The launch of our Goods category in the second half of 2011 also contributed to the growth in third party revenue during 2012, because Goods transactions where the Company is acting as a marketing agent of the merchant are reported on a net basis within third party revenue.
Direct Revenue
Direct revenue was $454.7 million for the year ended December 31, 2012, as compared to $20.8 million for the year ended December 31, 2011 due to the launch of Goods in the second half of 2011. We are often the merchant of record for transactions in the Goods category, such that the resulting revenue is reported on a gross basis within direct revenue. Direct revenue deals have continued to grow, both overall and as a percentage of our revenue, through the continued growth of our Goods category and we expect that trend to continue. In addition, we expect that any growth in direct revenue will result in a smaller percentage increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category.
Other Revenue
Other revenue increased by $14.7 million to $20.4 million for the year ended December 31, 2012, as compared to $5.7 million for the year ended December 31, 2011. Other revenue is primarily comprised of non-merchant advertising, which has increased with the growth of our business. Other revenue also includes revenue from payment processing, which the Company launched in 2012. Payment processing revenue was not significant for the year ended December 31, 2012, and we do not expect it to be significant for the foreseeable future.
2011 compared to 2010
Revenue increased by $1,297.5 million to $1,610.4 million for the year ended December 31, 2011, as compared to $312.9 million for the year ended December 31, 2010. In addition to expanding the scale of our business domestically and internationally through acquiring businesses and entering new markets, several other initiatives drove revenue growth in 2011. We increased our total marketing spend significantly, focusing on acquiring customers through online channels such as social networking websites and search engines. We also added substantially to our sales force, allowing us to increase the number of merchant partner relationships, the volume of deals we offer on a daily basis on our websites and the quality of deals we offer to our customers. The favorable impact on revenue from year-over-year changes in foreign exchange rates for December 31, 2011 was $44.0 million.
Third party revenue increased by $1,270.9 million to $1,583.9 million for the year ended December 31, 2011, as compared to $312.9 million for the year ended December 31, 2010. Direct revenue was $20.8 million for the year ended December 31, 2011, primarily due to the launch of deals in the second half of 2011 where we acted as the merchant of record. Other revenue was $5.7 million for the year ended December 31, 2011.

Revenue by Segment
Revenue by segment for each of the periods was as follows:

	Year Ended December 31,
	2012	% of total	2011	% of total	2010	% of total
	(dollars in thousands)
North America:
Third party and other revenue	$762,424	32.7%	$634,980	39.4%	$200,412	64.0%
Direct revenue	403,276	17.3%	—	—	—	—
Total segment revenue	$1,165,700	49.9%	$634,980	39.4%	$200,412	64.0%
International:
Third party and other revenue	$1,117,305	47.9%	$954,624	59.3%	$112,529	36.0%
Direct revenue	51,467	2.2%	20,826	1.3%	—	—
Total segment revenue	$1,168,772	50.1%	$975,450	60.6%	$112,529	36.0%
Total revenue	$2,334,472	100.0%	$1,610,430	100.0%	$312,941	100.0%
2012 compared to 2011
North America
North America segment revenue increased by $530.7 million to $1,165.7 million for the year ended December 31, 2012, as compared to $635.0 million for the year ended December 31, 2011. The increase in revenue was largely attributable to an increase in active customers and strong growth in our direct revenue. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through the Company's Goods category where the Company is the merchant of record.
International
International segment revenue increased by $193.3 million to $1,168.8 million for the year ended December 31, 2012, as compared to $975.5 million for the year ended December 31, 2011. While we grew our International revenue for the year ended December 31, 2012 as compared to 2011, revenue declined 15.9% for the three months ended December 31, 2012, as compared to the corresponding period of the prior year. This decline was largely attributable to reductions in the percentage of gross billings that we retained from sales in our Local category.
2011 compared to 2010
North America
North America segment revenue increased by $434.6 million to $635.0 million for the year ended December 31, 2011, as compared to $200.4 million for the year ended December 31, 2010. The increase in revenue reflected strong growth in our daily deals business domestically, which was largely attributable to an increase in active customers.
International
International segment revenue increased by $862.9 million to $975.5 million for the year ended December 31, 2011, as we had only a partial year of operations for much of our International segment for the year ended December 31, 2010, due to the timing of our international acquisitions. As of December 31, 2011, we had operations in 47 international countries, an increase from 38 international countries as of December 31, 2010. As a result of our entry into new international markets during 2010 and 2011 and due to growth in existing markets, we were able to grow our daily deals business significantly from 2010 to 2011.

Cost of Revenue
Cost of revenue on third party, other and direct revenue deals for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cost of revenue:
Third party revenue	$297,574	$243,709	$42,896
Direct revenue	421,201	15,090	—
Other revenue	165	80	—
Total cost of revenue	$718,940	$258,879	$42,896
Cost of revenue is comprised of direct and indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the purchase price of consumer products, warehousing, shipping costs and inventory markdowns. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to relative gross billings during the period. As a result of the significant growth we have experienced in 2012 from direct revenue transactions relative to our total gross billings, an increased share of those allocable costs has been allocated to cost of direct revenue on our consolidated statement of operations for the year ended December 31, 2012.
2012 compared to 2011
Cost of revenue increased by $460.1 million to $718.9 million for the year ended December 31, 2012, as compared to $258.9 million for the year ended December 31, 2011 and was attributable to the growth in direct revenue, primarily from the Company's Goods category. The increase in cost of revenue was primarily driven by cost of merchandise and the related outbound freight costs on direct revenue deals, which was not a significant cost during the year ended December 31, 2011, and, to a lesser extent, refunds for which the merchant's share is not recoverable related to our third party revenue deals. In addition, there were increases in shipping costs driven by higher transaction volume in our Goods category and increases in processing fees directly related to higher overall transaction volumes. Cost of revenue also increased due to increased email distribution costs as a result of our larger subscriber base.
2011 compared to 2010
Cost of revenue increased by $216.0 million to $258.9 million for the year ended December 31, 2011, as compared to $42.9 million for the year ended December 31, 2010. The increase in cost of revenue was primarily driven by an increase in credit card processing fees, editorial salary costs, Internet processing fees and refunds for which the merchant's share is not recoverable. Increases in credit card processing fees, refunds for which the merchant's share is not recoverable, and Internet processing fees were driven by higher transaction volumes. Cost of revenue also increased due to significant additions to our editorial staff and increased email distribution costs as a result of our larger subscriber base.

Cost of Revenue by Segment
Cost of revenue by segment for each of the periods was as follows:

	Year Ended December 31,
	2012	% of total	2011	% of total	2010	% of total
	(dollars in thousands)
North America:
Cost of third party and other revenue	$145,212	20.2%	$139,954	54.1%	$31,495	73.4%
Cost of direct revenue	365,179	50.8%	—	—	—	—
Total segment cost of revenue	$510,391	71.0%	$139,954	54.1%	$31,495	73.4%
International:					—
Cost of third party and other revenue	$152,527	21.2%	$103,835	40.1%	$11,401	26.6%
Cost of direct revenue	56,022	7.8%	15,090	5.8%	—	—
Total segment cost of revenue	$208,549	29.0%	$118,925	45.9%	$11,401	26.6%
Total cost of revenue	$718,940	100.0%	$258,879	100.0%	$42,896	100.0%
`    2012 compared to 2011
North America
North America segment cost of revenue increased by $370.4 million to $510.4 million for the year ended December 31, 2012, as compared to $140.0 million for the year ended December 31, 2011. The increase in cost of revenue was primarily driven by the cost of merchandise and freight related to direct revenue deals.
International
International segment cost of revenue increased by $89.6 million to $208.5 million for the year ended December 31, 2012, as compared to $118.9 million for the year ended December 31, 2011. We have continued to grow our business related to both our third party and direct revenue deals in our International markets, and as a result of this growth, cost of revenue increased for the year.
2011 compared to 2010
North America
North America segment cost of revenue increased by $108.5 million to $140.0 million for the year ended December 31, 2011, as compared to $31.5 million for the year ended December 31, 2010. The increase was due to general business growth of third party revenue deals.
International
International segment cost of revenue increased by $107.5 million to $118.9 million for the year ended December 31, 2011, as compared to $11.4 million for the year ended December 31, 2010, as we had only a partial year of operations for much of our International segment for the year ended December 31, 2010, due to the timing of our international acquisitions. The increase was also due to general business growth of third party revenue deals in addition to the introduction of direct revenue deals in 2011. Business growth is attributable to both international expansion and organic revenue growth.
Gross Profit
For the years ended December 31, 2012, 2011, and 2010, gross profit was $1,615.5 million, $1,351.6 million and $270.0 million, respectively. These increases in gross profit were attributable to the increases in revenue during each of those years, partially offset by the increases in cost of revenue.

2012 compared to 2011
Gross profit increased by $264.0 million to $1,615.5 million for the year ended December 31, 2012, as compared to $1,351.6 million for the year ended December 31, 2011. This increase in gross profit resulted from the $724.0 million increase in revenue during 2012, partially offset by the $460.1 million increase in cost of revenue. Gross profit as a percentage of revenue decreased to 69.2% for the year ended December 31, 2012, as compared to 83.9% for the year ended December 31, 2011. The decrease in gross profit as a percentage of revenue during 2012 as compared to the prior year was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category that have lower margins than deals in our Local category. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue deals and other revenue increased by $236.2 million to $1,582.0 million for the year ended December 31, 2012, as compared to $1,345.8 million for the year ended December 31, 2011. This increase in gross profit resulted from the $960.8 million increase in gross billings on third party revenue deals and other revenue to $4,925.4 million for the year ended December 31, 2012, as compared to $3,964.7 million for the year ended December 31, 2011, partially offset by a reduction in the percentage of billings that we retained from third party revenue deals during 2012. Gross profit as a percentage of revenue on third party revenue deals and other revenue was 84.2% for the year ended December 31, 2012, as compared to 84.7% for the year ended December 31, 2011.
Gross profit on direct revenue deals increased by $27.8 million to $33.5 million for the year ended December 31, 2012, as compared to $5.7 million for the year ended December 31, 2011. This increase in gross profit resulted from the $433.9 million increase in direct revenue to $454.7 million for the year ended December 31, 2012, as compared to $20.8 million for the year ended December 31, 2011, partially offset by the $406.1 million increase in cost of revenue on direct revenue deals to $421.2 million for the year ended December 31, 2012, as compared to $15.1 million for the year ended December 31, 2011. Gross profit as a percentage of revenue on direct revenue deals was 7.4% for the year ended December 31, 2012, as compared to 27.5% for the year ended December 31, 2011. The comparison of gross profit as a percentage of revenue on direct revenue deals in 2012 as compared to 2011 is not meaningful due to the limited volume of direct revenue transactions in 2011. The Goods category, which comprises the majority of our direct revenue in 2012, was not launched until the second half of 2011.
2011 compared to 2010
Gross profit increased by $1,081.5 million to $1,351.6 million for the year ended December 31, 2011, as compared to $270.0 million for the year ended December 31, 2010. This increase resulted from the $1,297.5 million increase in revenue during 2012, partially offset by the $216.0 million increase in cost of revenue. Gross profit as a percentage of revenue decreased to 83.9% for the year ended December 31, 2011, as compared to 86.3% for the year ended December 31, 2010.
Marketing
For the years ended December 31 2012, 2011 and 2010 marketing expense was $336.9 million, $768.5 million and $290.6 million, respectfully. Marketing expense by segment as a percentage of segment revenue for each of the periods was as follows:

	Year Ended December 31,
	2012	% of Segment Revenue	2011	% of Segment Revenue	2010	% of Segment Revenue
	(dollars in thousands)
North America	$105,914	9.1%	$254,746	40.1%	$123,590	61.7%
International	230,940	19.8%	513,726	52.7%	166,979	148.4%
Marketing	$336,854	14.4%	$768,472	47.7%	$290,569	92.9%
We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving the volume of transactions. Marketing expense as a percentage of revenue for the year ended December 31, 2012 has decreased from the years ended December 31, 2011 and 2010 due to efficiencies we have realized from building a subscriber base and shifting our marketing spend to customer activation. In 2010, we began our international expansion and subsequently made significant marketing investments related to customer acquisition in our International segment to accelerate growth and establish our presence in new markets. We continued to invest heavily in customer acquisition in the year ended December 31, 2011, specifically in our International segment. Additionally, the increase in revenue, including direct revenue that is reported on a gross basis, contributed to the decline in marketing expense as a percentage of revenue for the year ended December 31, 2012.

Marketing expense by segment as a percentage of total marketing expense for each of the periods was as follows:

	Year Ended December 31,
	2012	% of total	2011	% of total	2010	% of total
	(dollars in thousands)
North America	$105,914	31.4%	$254,746	33.1%	$123,590	42.5%
International	230,940	68.6%	513,726	66.9%	166,979	57.5%
Marketing	$336,854	100.0%	$768,472	100.0%	$290,569	100.0%
2012 compared to 2011
Our marketing expense decreased by $431.6 million to $336.9 million for the year ended December 31, 2012, as compared to $768.5 million for the year ended December 31, 2011. For the year ended December 31, 2011, customer acquisition still comprised the primary portion of our marketing spend, particularly in our international markets as we were still in the early phases of building our customer base in those markets. As our markets have developed over the last twelve months, we have begun to shift our marketing spend from customer acquisition marketing to activation, which has contributed to lower marketing expense during 2012.
North America
North America segment marketing expense decreased by $148.8 million to $105.9 million for the year ended December 31, 2012, as compared to $254.7 million for the year ended December 31, 2011. For the year ended December 31, 2012, marketing expense as a percentage of revenue for the North America segment was 9.1%, as compared to 40.1% for the year ended December 31, 2011. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued shift in focus from customer acquisition marketing to activation, which has contributed to lower marketing expense during 2012.
International
International segment marketing expense decreased by $282.8 million to $230.9 million for the year ended December 31, 2012, as compared to $513.7 million for the year ended December 31, 2011. For the year ended December 31, 2012, marketing expense as a percentage of revenue for the International segment was 19.8%, as compared to 52.7% for the year ended December 31, 2011. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued execution against our plan to move from customer acquisition marketing to activation, which has contributed to lower marketing expense in 2012.
2011 compared to 2010
Our marketing expense increased by $477.9 million to $768.5 million for the year ended December 31, 2011, as compared to $290.6 million for the year ended December 31, 2010. Marketing expense increased as we continued to focus on customer acquisition. For the year ended December 31, 2011, customer acquisition costs still represented the primary portion of our marketing spend. Through the course of the year an increasing portion of marketing was incurred for customer activation, which includes conversion of subscribers that were not previously paying customers, as well as customer acquisitions outside of our email subscriber base.
North America
North America segment marketing expense increased by $131.2 million to $254.7 million for the year ended December 31, 2011, as compared to $123.6 million for the year ended December 31, 2010. For the year ended December 31, 2011, marketing expense as a percentage of revenue for the North America segment was 40.1%, as compared to 61.7% for the year ended December 31, 2010. The marketing expense increase was attributable to an increase in online marketing spend, particularly on display advertising networks as part of our customer acquisition strategy. Our customer incentive programs also contributed to our increase in marketing expense as we continued to implement these programs in new markets that we entered into in 2011. In addition, we continued to increase our marketing resources to support our strategy.

International
International segment marketing expense increased by $346.7 million to $513.7 million for the year ended December 31, 2011, as compared to $167.0 million for the year ended December 31, 2010. For the year ended December 31, 2011, marketing expense as a percentage of revenue for the International segment was 52.7%, as compared to 148.4% for the year ended December 31, 2010. Online marketing spend contributed to 73.0% of the marketing expense increase, particularly spend on display advertising networks as part of our new customer acquisition strategy. Our customer incentive programs contributed to 17.6% of the increase in marketing expense as we continued to implement these programs in new markets that we entered into in 2011. In addition, we continued to increase our marketing resources to support our strategy, which contributed to 5.6% of the increase.
Selling, General and Administrative
For the years ended December 31, 2012, 2011 and 2010, our selling general and administrative expenses were $1,179.1 million, $821.0 million and $196.6 million, respectively. The increases in selling, general and administrative expense were primarily related to the build out of our global sales force, investments in technology and investments in our corporate infrastructure necessary to support our current and anticipated growth as well as the activities of a public company. For the year ended December 31, 2012, selling, general and administrative expense as a percentage of revenue was 50.5%, as compared to 51.0% for the year ended December 31, 2011. Selling, general and administrative expense as a percentage of revenue has remained relatively unchanged from the previous year as the growth in those expenses was consistent with our revenue growth. We are continuing to refine our sales management and selling processes, including through automation, in order to generate increased operating efficiencies.
2012 compared to 2011
Selling, general and administrative expense increased by $358.1 million to $1,179.1 million for the year ended December 31, 2012, as compared to $821.0 million for the year ended December 31, 2011. The increase in selling, general and administrative expense was primarily due to increases in wages and benefits, consulting and professional fees, depreciation and amortization expense, rent expense and system maintenance expenses. Additionally, selling, general and administrative expense as a percentage of revenue for our international segment of 60.3% was significantly higher than for our North America segment, which was 40.7%. This was primarily a result of the build out of our international operations, including both sales force and administrative personnel.
Wages and benefits (excluding stock‑based compensation) within selling, general and administrative expenses increased by $220.2 million to $653.6 million for the year ended December 31, 2012, as we added sales force, technology and administrative personnel to support our business. Stock‑based compensation costs within selling, general and administrative expenses also increased to $97.6 million for the year ended December 31, 2012 from $89.9 million for the year ended December 31, 2011 due to the addition of certain key personnel to the Company. Our consulting and professional fees increased by $22.9 million in 2012, primarily related to higher legal and accounting-related costs. Depreciation expense increased by $19.7 million and rent expense increased by $17.5 million for the year primarily due to our expansion during 2011 and 2012. There was a $34.6 million increase in system maintenance expenses in 2012 as a result of investments in technology and our corporate infrastructure.
2011 compared to 2010
In 2011, our selling, general and administrative expense increased by $624.4 million to $821.0 million, an increase of 317.5%. The increase in selling, general and administrative expense for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to increases in wages and benefits, consulting and professional fees and depreciation and amortization expenses. Additionally, selling, general and administrative expense as a percentage of revenue for our International segment was significantly higher than for our North America segment, which contributed to larger operating losses in our International segment. This was primarily a result of the build out of our international operations, including our salesforce.
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

Acquisition‑Related Expense (Benefit), Net
2012 compared to 2011
For the years ended December 31, 2012 and 2011, we incurred net acquisition-related expenses of $0.9 million and benefits of $4.5 million, respectively, representing changes in the fair value of contingent consideration liabilities from business acquisitions. See Note 13 "Fair Value Measurements." The expense incurred in 2012 is net of a $3.8 million benefit recognized for the current year declines in the fair value of certain of our contingent consideration arrangements.
2011 compared to 2010
For the years ended December 31, 2011 and 2010, our acquisition-related expense (benefit) was a $4.5 million net benefit and a $203.2 million net expense, respectively. The fluctuation in the costs were directly related to changes in the fair value of contingent consideration arrangements, as well as realized gains and losses on those arrangements, for acquisitions in the respective periods.
During 2011, we acquired several companies that were either technology‑based companies or other group buying companies in an effort to increase our competitive advantage both domestically and internationally. As part of the overall consideration paid in connection with these acquisitions, we were obligated to issue additional shares of our Class A common stock and make cash payments if certain financial and performance earn-out targets were achieved. We recorded liabilities on our consolidated balance sheet of $17.8 million as of the original acquisition dates for these contingent consideration arrangements and subsequently remeasured the liabilities to fair value, with changes in fair value reported in earnings. As a result of this remeasurment, we recorded a net gain of $4.5 million for the year ended December 31, 2011.
In May 2010, we acquired CityDeal, a European‑based collective buying power business similar to ours. As part of the overall consideration paid, we were obligated to issue additional shares of our common stock in December 2010 due to the achievement of financial and performance earn-out targets. We recorded a liability in our consolidated balance sheet as of the original acquisition date for this consideration and subsequently remeasured the liability to its fair value on a periodic basis until final settlement. As a result of this remeasurement, we recorded a total expense of $204.2 million for the year ended December 31, 2010 as acquisition‑related expenses, which was partially offset by other nominal acquisition‑related items. This liability is settled and is no longer subject to future remeasurement.
Income (Loss) from Operations
We earned $98.7 million of income from operations for the year ended December 31, 2012, as compared to losses from operations for the years ended December 31, 2011 and 2010 of $233.4 million and $420.3 million, respectively. The change to income from operations from loss from operations in the comparable years of 2011 and 2010 is primarily due to increased revenue and reduced marketing expenses in 2012, partially offset by increased selling, general and administrative expenses. Additionally, a significant driver of the loss from operations in 2010 was the $203.2 million acquisition-related expense. This was primarily related to the contingent consideration arrangement on the City Deal acquisition, which was settled in late 2010. The unfavorable impact on income from operations from year-over-year changes in foreign exchange rates for the year ended December 31, 2012 was $7.4 million.
2012 compared to 2011
Income from operations increased by $332.1 million to $98.7 million for the year ended December 31, 2012, as compared to a loss from operations of $233.4 million for the year ended December 31, 2011. We recognized income from operations for the year ended December 31, 2012 due to the increase in revenue and decrease in marketing expense, partially offset by increases in cost of revenue and selling, general and administrative expense.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $134.9 million to $139.7 million for the year ended December 31, 2012, as compared to $4.8 million for the year ended December 31, 2011. The increase in the segment operating income was primarily attributable to our increased revenues within North America, particularly from our Goods category.

International
Segment operating income in our International segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $213.1 million to $64.0 million of segment operating income for the year ended December 31, 2012, as compared to $149.1 million of segment operating loss for the year ended December 31, 2011. The International segment operating loss in the year ended December 31, 2011 was driven by our rapid expansion in the segment during that year. In the year ended December 31, 2012, we have generated segment operating income as result of increased revenue, partially offset by increased cost of revenue and operating expenses.
2011 compared to 2010
Loss from operations decreased by $187.0 million to $233.4 million for the year ended December 31, 2011, as compared to $420.3 million for the year ended December 31, 2010. The most significant driver of this improvement was a reduction in acquisition-related expense (benefit) from a $203.2 million expense in 2010, primarily related to the contingent consideration arrangement on the City Deals acquisition, to a $4.5 million benefit in 2011.
North America
Segment operating income for our North America segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $15.2 million to $4.8 million for the year ended December 31, 2011 as compared to a segment operating loss of $10.4 million for the year ended December 31, 2010. The increase in the segment operating income was primarily attributable to our expansion within North America. We invested heavily in upfront marketing, sales and infrastructure related to the build out of our operations.
International
Segment operating loss for our International segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, decreased by $21.4 million to $149.1 million for the year ended December 31, 2011 as compared to $170.6 million for the year ended December 31, 2010. The International segment operating loss was driven by our rapid expansion in the segment during the year. In 2011, we made significant marketing investments in our International segment to accelerate growth and establish our presence in new markets. As a result, we experienced operating losses for our International segment as compared to operating income for our North America segment.
Interest and Other Income, Net
Interest and other income, net, consists of foreign currency transaction gains or losses, interest earned on cash and cash equivalents and other non-operational gains and losses.
For the years ended December 31, 2012, 2011 and 2010, we recorded interest and other income, net, of $6.2 million, $6.0 million and $0.3 million, respectively.
Our interest and other income, net was $6.2 million for the year ended December 31, 2012, as compared to $6.0 million for the year ended December 31, 2011. In addition to interest income and foreign currency transaction gains and losses, activity during 2012 included a $56.0 million gain recognized as a result of the exchange of our 49.8% interest in E-Commerce King Limited ("E-Commerce") and payment of $25.0 million for a 19% interest in Life Media Limited ("F-tuan") in the second quarter of 2012. In the fourth quarter of 2012, this gain was partially offset by an impairment of our cost method investment in F-tuan of $50.6 million. F-tuan is incorporated under the laws of the Cayman Islands with operations in China.
Our interest and other income, net was $6.0 million for the year ended December 31, 2011, as compared to $0.3 million for the year ended December 31, 2010, respectively. For the year ended December 31, 2011, we recognized approximately $4.9 million in other income related to the return of 400,000 shares of non-voting common stock from a former executive officer in connection with a separation agreement.
Provision (Benefit) for Income Taxes
For the years ended December 31, 2012, 2011 and 2010, we recorded income tax expense (benefit) of $146.0 million, $43.7 million and $(6.7) million, respectfully.

2012 compared to 2011
The effective tax rate was 153.7% for the year ended December 31, 2012, as compared to (17.2)% for the year ended December 31, 2011. The most significant drivers of our effective tax rate for the year ended December 31, 2012 included the impact of unrecognized tax benefits related to income tax uncertainties in certain foreign jurisdictions, losses in jurisdictions that we were not able to benefit due to valuation allowances, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense. The most significant drivers of our effective rate for the year ended December 31, 2011 included the impact of losses in jurisdictions that we were not able to benefit due to valuation allowances and nondeductible stock-based compensation expense. As of December 31, 2012, unamortized tax effects of intercompany transactions of $37.6 million and $46.3 million are included within “Prepaid expenses and other current assets” and “Other non-current assets,” respectively, on the consolidated balance sheet. As of December 31, 2011, unamortized tax effects of intercompany transactions of $33.3 million and $78.4 million are included within “Prepaid expenses and other current assets” and “Other non-current assets,” respectively, on the consolidated balance sheet. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. Our consolidated effective tax rate in future periods will also be adversely impacted by the amortization of the tax effects of intercompany transactions, including intercompany sales of intellectual property that we expect to undertake in the future.
2011 compared to 2010
The effective tax rate was (17.2)% for the year ended December 31, 2011, as compared to 1.6% for the year ended December 31, 2010. The most significant drivers of our effective tax rate for the years ended December 31, 2011 and 2010 included the impact of losses in jurisdictions that we were not able to benefit due to valuation allowances and nondeductible stock-based compensation expense. We recorded deferred charges during 2011 related to income taxes on intercompany sales of certain intellectual property rights, including intellectual property that was acquired in 2011, between various subsidiaries within the Company's international structure. The deferred charges are amortized as a component of income tax expense over the life of the intellectual property. As of December 31, 2011, unamortized tax effects of intercompany transactions of $33.3 million and $78.4 million are included within “Prepaid expenses and other current assets” and “Other non-current assets,” respectively, on the consolidated balance sheet.
Non-GAAP Financial Measures
In addition to financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP financial measures: operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net, free cash flow and foreign exchange rate neutral operating results. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with U.S. GAAP. However, these measures are not intended to be a substitute for those reported in accordance with U.S. GAAP. These measures may be different from non-GAAP financial measures used by other companies.
Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net. Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net is a non-GAAP measure that comprises the consolidated total of the segment operating income (loss) of our two segments, North America and International. Stock‑based compensation expense and acquisition‑related (benefit) expense, net are excluded from segment operating income (loss) that we report under U.S. GAAP for our segments. Stock-based compensation expense is primarily a non-cash item. Acquisition-related expense (benefit), net represents the change in the fair value of contingent consideration arrangements related to business combinations. We use consolidated operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net to allocate resources and evaluate performance internally.
We consider operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net to be an important measure for management to evaluate the performance of our business as it excludes changes in the fair value of contingent consideration related to business combinations and stock-based compensation expenses. We believe it is important to view operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net as a complement to our entire consolidated statements of operations. When evaluating our performance, you should consider operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net as a complement to other financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results.

The following is a reconciliation of operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net to the most comparable U.S. GAAP measure, ‘‘Income (loss) from operations,’’ for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Income (loss) from operations	$98,701	$(233,386)	$(420,344)
Adjustments:
Stock-based compensation(1)	104,117	93,590	36,168
Acquisition-related expense (benefit), net(2)	897	(4,537)	203,183
Total adjustments	105,014	89,053	239,351
Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net	$203,715	$(144,333)	$(180,993)

(1)	Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing" on the consolidated statements of operations.

(2)	Represents changes in the fair value of contingent consideration related to acquisitions made by the Company.
Free cash flow. Free cash flow is "Net cash provided by operating activities" less "Purchases of property, equipment and software, net." We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal-use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period.
Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not include the cash payments for business acquisitions. In addition, free cash flow reflects the impact of the timing difference between when we are paid by customers and when we pay merchant partners and suppliers. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.
The following is a reconciliation of free cash flow to the most comparable U.S. GAAP measure, "Net cash provided by operating activities," for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$266,834	$290,447	$86,885
Less: purchases of property and equipment and capitalized software	(95,836)	(43,811)	(14,681)
Free cash flow	$170,998	$246,636	$72,204

Net cash used in investing activities	$(194,979)	$(147,433)	$(11,879)
Net cash provided by financing activities	$12,095	$867,205	$30,445
Foreign exchange rate neutral operating results. Foreign exchange rate neutral operation results show current period operating results as if foreign currency exchange rates had remained the same as those in effect in the comparable prior year period. These measures are intended to facilitate comparisons to our historical performance. For a reconciliation of foreign exchange rate neutral operating results to the most comparable U.S. GAAP measure, see “Results of Operations" above.
Liquidity and Capital Resources
As of December 31, 2012, we had $1,209.3 million in cash and cash equivalents, which primarily consisted of cash, money market accounts and overnight securities.

Since our inception, we have funded our working capital requirements and expansion primarily with cash flows from operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. We generated positive cash flow from operations for the years ended December 31, 2012, 2011 and 2010, and we expect cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make additional acquisitions, purchase capital assets and meet our other cash operating needs. Cash flow from operations was $266.8 million, $290.4 million and $86.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2012 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2012, the amount of cash and cash equivalents held in jurisdictions for which we have indefinitely reinvested foreign earnings was approximately $366.1 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for the next twelve months.
Anticipated Uses of Cash
Our priority in 2013 is to continue to aggressively invest in the business by making additional investments in technology and innovations and by continuing to shift our marketing spend from customer acquisition to customer activation in both our North America and International segments. In addition, we plan to continue to acquire or make strategic minority investments in complementary businesses that add to our customer base or provide incremental technology or talent or both.
In order to support our overall global expansion, we expect to continue to make significant investments in our corporate facilities and technology development during 2013. During the year ended December 31, 2012, we acquired 10 businesses for an aggregate purchase price of $54.9 million, of which $46.9 million was paid for in cash (net of cash acquired), and we expect to continue to use cash to make strategic acquisitions.
We currently plan to fund these investments in our North America and International segments with our available cash and cash equivalents balance and cash flows generated from the respective operations. We do not intend to pay dividends in the foreseeable future.
Cash Flow
Our net cash flow from operating, investing and financing activities for the years below were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$266,834	$290,447	$86,885
Investing activities	(194,979)	(147,433)	(11,879)
Financing activities	12,095	867,205	30,445
Effect of changes in exchange rates on cash and cash equivalents	2,404	(6,117)	1,069
Net increase in cash and cash equivalents	$86,354	$1,004,102	$106,520
Cash Provided By Operating Activities
Cash provided by operating activities primarily consists of our net loss adjusted for certain items, including depreciation and amortization, gain on E-Commerce transaction, loss on impairment of the F-tuan cost method investment, stock‑based compensation, deferred income taxes and the effect of changes in working capital and other items.
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
Fixed payment model - Under our fixed merchant partner payment model, we generally pay our merchant partners in installments over a period of sixty days for third party revenue deals. However, for third party revenue deals in which the merchant partner has a continuous presence on our websites and mobile applications by offering vouchers on a rolling basis for an extended period of time, we generally remit payments to the merchant on an ongoing basis throughout the term of the offering. For direct revenue deals, we generally have net 60-day payment terms with our suppliers. Under the fixed payment model, merchant partners are paid regardless of whether the Groupon is redeemed.
We experience swings in merchant and supplier payables associated with our normal revenue-generating activities, including both third party and direct revenue sales transactions, that can cause volatility in working capital levels and impact cash balances more or less than our operating income or loss would indicate. In the current year, we have offered certain merchant partners more favorable and accelerated payment terms, which has reduced our overall cash flow benefits from the timing differences between when we receive cash from customers and remit payments to our merchant partners. We expect that trend to continue in the future.
For the year ended December 31, 2012, our net cash provided by operating activities was $266.8 million, which consisted of $51.0 million of net loss, a $187.3 million net increase related to changes in working capital and other assets and liabilities and a $130.6 million net increase for certain non-cash items and items that do not relate to our operating activities. The net adjustments for non-cash and non-operating items include $104.1 million of stock-based compensation, $55.8 million of depreciation and amortization expense and $50.6 million for the impairment of the F-tuan cost method investment, partially offset by $56.0 million for the gain recognized on the E-Commerce transaction.
The increase in cash resulting from changes in working capital activities primarily consisted of a $149.9 million change in merchant and supplier payables and a $47.7 million change in accrued expenses and other current liabilities, due to the continued growth in the business. Liabilities included in accrued expenses and other current liabilities are primarily the reserve for customer refunds, accrued payroll and benefits, costs associated with subscriber credits and VAT and sales taxes payable. Changes in accrued expenses and other current liabilities primarily reflect the significant increase in the number of employees, vendors, and customers resulting from our internal growth and global expansion. In addition, there was an increase in cash related to changes in accounts payable of $18.7 million due to general business growth. These increases in cash flows were partially offset by a $70.9 million change in prepaid expenses and other current assets as a result of business growth and increases in inventory relating to our Goods category.
For the year ended December 31, 2011, our net cash provided by operating activities of $290.4 million consisted of net loss of $297.8 million, offset by $164.9 million in adjustments for non-cash items and $423.3 million in cash provided by changes in working capital and other activities. Adjustments for non-cash items primarily consisted of $93.6 million in stock‑based compensation expense as we continued to offer stock compensation to our employees in 2011, $32.2 million of deferred income taxes, and $32.1 million of depreciation and amortization expense. The increase in cash resulting from changes in working capital activities primarily consisted of a $380.1 million increase in our merchant payables, due to continued growth in the daily deals business and a $189.1 million increase in accrued expenses and other current liabilities. Liabilities included in accrued expenses and other current liabilities are primarily online marketing costs incurred to acquire and retain customers, the reserve for customer refunds, accrued payroll and benefits, subscriber credits and VAT and sales taxes payable. Increases in accrued expenses and other current liabilities primarily reflect the significant increase in the number of employees, vendors, and customers resulting from our internal growth and global expansion through recent acquisitions. These increases were partially offset by a decrease in operating cash flow due to a $70.4 million increase in accounts receivable, primarily attributable to an increase in revenue for the year ended December 31, 2011, and an increase of $36.3 million in prepaid expenses and other assets as a result of business growth. The accounts receivable due from payment processors related to our International segment represents a significant portion of total accounts receivable.
For the year ended December 31, 2010, our net cash provided by operating activities of $86.9 million consisted of a net loss of $413.4 million, offset by $245.1 million in adjustments for non-cash items and $255.2 million in cash provided by changes in working capital and other activities. Adjustments for non-cash items primarily consisted of $203.2 million in acquisition‑related expenses, $36.2 million in stock‑based compensation expense, $1.9 million in depreciation expense on property and equipment and $11.0 million in amortization of intangible assets, partially offset by $7.3 million in deferred income taxes. The increase in cash resulting from changes in working capital activities primarily consisted of a $149.0 million increase in our merchant payable, due to the growth in the number of Groupons sold, a $94.6 million increase in accrued expenses and other current liabilities primarily related to online marketing costs incurred to acquire customers, payroll and benefits, the reserve for customer refunds and subscriber credits, and a $50.8 million increase in accounts payable. These increases were partially offset by a decrease in operating cash flow due to a $34.9 million increase in accounts receivable, a $2.5 million increase in prepaid expenses and other current assets and a $1.5 million increase in other assets and liabilities. Our accounts receivable at December 31, 2010 primarily relate to amounts due from credit card processors. The increase in accounts receivable at December 31, 2010 was attributable to the increase in gross billings and the timing of receipt of cash from the credit card processors. The accounts receivable related to our International segment represent a significant portion of total accounts receivable. Increases in accrued expenses, accounts payable, accounts receivable and other current assets primarily reflect the significant increase in the number of employees, vendors, and customers resulting from our internal growth and global expansion through acquisitions.
Cash Used In Investing Activities
Cash used in investing activities primarily consists of capital expenditures, additional investments in subsidiaries, minority investments and acquisitions of businesses.
For the year ended December 31, 2012, our net cash used in investing activities of $195.0 million primarily consisted of $51.7 million invested in subsidiaries, equity method and cost method investments, $95.8 million in capital expenditures, including capitalized internal-use software, and $46.9 million in net cash paid for business acquisitions.
For the year ended December 31, 2011, our net cash used in investing activities of $147.4 million primarily consisted of $74.7 million invested in subsidiaries and equity method investments, $43.8 million in purchases of capital expenditures, including capitalized internal-use software, $14.5 million in purchases of intangible assets and $14.4 million in net cash paid for business acquisitions. Intangible assets purchased in 2011 relate primarily to domain names.
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
Cash Used in Financing Activities
For the year ended December 31, 2012, our net cash provided by financing activities of $12.1 million was driven primarily by the excess tax benefits on stock-based compensation of $27.0 million, partially offset by tax withholdings related to net share settlements of restricted stock units of $13.0 million.
For the year ended December 31, 2011, our net cash provided by financing activities of $867.2 million was driven primarily by net cash proceeds from the issuance of common and preferred stock of $1,266.4 million. We used $353.8 million of these proceeds to repurchase our common stock, $35.0 million to redeem shares of our preferred stock and $14.4 million to pay our related party loans incurred in connection with the CityDeal acquisition.
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
Contractual Obligations and Commitments
The following table summarizes our future contractual obligations and commitments as of December 31, 2012. The table below excludes $10.2 million of current liabilities for unrecognized tax benefits and $77.6 million of noncurrent liabilities for unrecognized tax benefits, including interest and penalties, as of December 31, 2012. We cannot make a reasonable estimate of the period of cash settlement for the tax positions classified as noncurrent liabilities.

	Payments due by period
	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Capital lease obligations (1)	$1,169	$390	$390	$389	$—	$—	$—
Operating lease obligations(2)	114,139	30,598	22,713	16,581	14,825	11,138	18,284
Purchase obligations(3)	28,275	21,131	6,049	735	360	—	—
Contingent consideration(4)	7,127	718	6,409	—	—	—	—
Total	$150,710	$52,837	$35,561	$17,705	$15,185	$11,138	$18,284

(1)	Capital lease obligations include both principal and interest components of future minimum capital lease payments.

(2)
Operating lease obligations are for office facilities and are non-cancelable. Certain leases contain periodic rent escalation adjustments and renewal and expansion options. Operating lease obligations expire at various dates with the latest maturity in 2022.

(3)	Purchase obligations primarily represent non-cancelable contractual obligations related to sales and information technology support services.

(4)
Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with former owners of certain entities we acquired if specified operating objectives and financial results are achieved by those acquired entities. Our maximum cash payments under those arrangements are as follows: $0.7 million in 2013 and $14.0 million in 2014.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2012.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States, or U.S. GAAP, requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expense, and the related disclosures of contingent liabilities on the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements for further information. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Revenue
We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured.
Third party revenue recognition
We generate third party revenue, where we act as the third party marketing agent, by offering goods and services provided by third party merchant partners at a discount through our local commerce marketplace that connects merchants to consumers. Our marketplace includes deals offered through a variety of categories including: Local, National, Goods, Getaways and Live. Customers purchase the discount vouchers ("Groupons") from us and redeem them with our merchant partners.
The revenue recognition criteria are met when the number of customers who purchase a given deal exceeds the predetermined threshold (where applicable), the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, our obligations to the merchant, for which we are serving as a marketing agent, are substantially complete. Our remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on our website information about Groupons sold that was previously provided to the merchant, are inconsequential or perfunctory. We record as revenue the net amount we retain from the sale of Groupons after deducting the portion of the purchase price that is payable to the featured merchant, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Revenue is recorded on a net basis because we are acting as a marketing agent of the merchant in the transaction.
For merchant payment arrangements that are structured under a redemption model, merchant partners are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all the gross billings. We record revenue from unredeemed Groupons and derecognize the related accrued merchant payable when our legal obligation to the merchant expires, which we believe is shortly after deal expiration in most jurisdictions that have payment arrangements structured under a redemption model. However, prior to 2012, we had historically concluded based on our interpretation of applicable German law that our obligation to merchants in that jurisdiction extended for three years. Due to a recent German tax ruling, which requires us to remit value-added taxes ("VAT") earlier on unredeemed Groupons, we began recognizing revenue from unredeemed Groupons in Germany shortly after deal expiration during 2012, consistent with most other jurisdictions. As a result, the quarter ended September 30, 2012 included an $18.5 million one-time increase to third party revenue, which represented the cumulative impact of deals in Germany for which, based on the recent tax ruling, our obligation to the merchant would have ended prior to that quarterly period (i.e., prior to July 1, 2012).
Direct revenue recognition
We evaluate whether it is appropriate to record the gross amount of our sales and related costs by considering a number of factors, including, among other things, whether we are the primary obligor under the arrangement, have inventory risk, and have latitude in establishing prices.
Direct revenue is derived primarily from selling products through our Goods category where we are the merchant of record. We are the primary obligor in these transactions, are subject to general inventory risk and have latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis, excluding any applicable taxes and net of estimated refunds. For purposes of evaluating whether product revenue should be recognized on a gross basis, unmitigated general inventory risk is a strong indicator of whether a seller has the risks and rewards of a principal to the sale transaction. U.S. GAAP specifies that general inventory risk exists if a seller either takes title to a product before that product is ordered by a customer (that is, maintains the product in inventory) or will take title to the product if it is returned by the customer (that is, back-end inventory risk) and the customer has a right of return. We have unmitigated general inventory risk on all of our direct revenue. Currently, that general inventory risk is primarily in the form of back-end inventory risk, as the amount of inventory that we maintain on hand has not been significant in relation to the amount of our direct revenue. However, we had $39.7 million of inventory on hand at December 31, 2012, and in future periods we may continue to increase the levels of inventory on hand for our Goods category. For Goods transactions where we are performing a service by acting as a marketing agent of the merchant, revenue is recorded on a net basis and is presented within third party revenue.
Direct revenue, including associated shipping revenue, is recorded when the products are shipped and title passes to customers.
Discounts
We provide discounts offers to encourage purchases of goods and services through our marketplace. On third party revenue transactions, discounts provided to purchasers of Groupons reduce the net amount that we retain after paying a portion of the purchase price to the merchant. We record discounts as a reduction of revenue.
Refunds
We estimate future refunds utilizing a statistical model that incorporates the following data inputs and factors: historical refund experience developed from millions of deals featured on our website, the relative risk of refunds based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals, and expected changes, if any, in our practices in response to refund experience or economic trends that might impact customer demand. The portion of customer refunds for which the merchant's share is not recoverable on third party revenue deals is estimated based on the refunds that are expected to be issued after expiration of the related vouchers, the refunds that are expected to be issued due to merchant bankruptcy or poor customer experience, and whether the payment terms of the related merchant contracts are structured using a redemption payment model or a fixed payment model.
In early 2012, actual refund activity for deals featured late in 201l was demonstrating a consistent trend that was deviating from the modeled refund behavior, due in part to a shift in fourth quarter deal mix and higher price point offers. Accordingly, we updated our refund model to better capture variations in trends in its business. By continually refining the refund model to reflect such data inputs as discussed above, we believe that our model enables us to track and anticipate refund behavior.
We accrue costs associated with refunds within "Accrued expenses" on the consolidated balance sheets. The cost of refunds for third party revenue where the amounts payable to the merchant are recoverable and for all direct revenue is presented on the consolidated statements of operations as a reduction to revenue. The cost of refunds for third party revenue for which the merchant's share is not recoverable is presented as a cost of revenue.
We assess the trends that could affect our estimates on an ongoing basis and make adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to the Company's refund policies, may cause future refunds to differ from our original estimates. If actual results are not consistent with the estimates or assumptions stated above, we may need to change our future estimates, and the effects could be material to the consolidated financial statements.
Business Combinations and Impairment Assessments of Goodwill and Long-Lived Assets
A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations using the acquisition method of accounting and allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the purchase date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.
In determining the fair value of assets acquired and liabilities assumed in business combinations and for determining fair values in impairment tests, we use one of the following recognized valuation methods: the income approach (including discounted cash flows), the market approach and the cost approach. Our significant estimates in those fair value measurements include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about risk-adjusted discount rates, future price levels, rates of increase in revenue, cost of revenue, and operating expenses, weighted average cost of capital, rates of long-term growth, and income tax rates. Valuations are performed by management or independent valuation specialists under management's supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed and for determining fair value in business combinations and impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.
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
For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of October 1, 2012, liabilities exceeded assets for our EMEA and LATAM reporting units. Due to the significant decline in our overall market capitalization, the challenging economic conditions in Europe (applicable to our EMEA reporting unit), and other qualitative factors, we determined that the second step should be performed in connection with the October 1, 2012 goodwill impairment tests for our EMEA and LATAM reporting units. The goodwill allocated to our EMEA and LATAM reporting units was $104.4 million and $11.2 million, respectively, as of the testing date. The goodwill allocated to the EMEA reporting unit primarily arose from our

May 2010 acquisition of CityDeal Europe GmbH ("CityDeal"), whose collective buying business had been launched in January 2010. No goodwill impairment was recognized for any of our reporting units in connection with our October 1, 2012 annual test. As of October 1, 2012, our market capitalization of $3.0 billion substantially exceeded our consolidated net book value of $800.0 million.
Long‑lived assets, such as property, equipment and software, net and intangible assets, net, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long‑lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
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
For purposes of assessing whether it is more likely than not that our deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $753.5 million and $698.7 million at December 31, 2012 and 2011, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. Consequently, we have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions. Due to our cumulative losses, we have recognized valuation allowances against deferred tax assets that are not supported by those objective sources of taxable income. As of December 31, 2012 and 2011, we have not recognized deferred tax assets without a valuation allowance when the only sources of taxable income are projected future earnings or tax planning strategies. For certain jurisdictions where applicable tax law imposes limitations that may prevent us from realizing our deferred tax assets through the scheduled reversal of taxable temporary differences, we have recorded valuation allowances in excess of the net deferred tax asset balances. A change in the assumptions used to assess the realizability of our deferred tax assets could cause an increase or decrease to the valuation allowance and, consequently, our effective tax rate, which could materially impact our results of operations.
We are subject to taxation in the United States, various state and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. Our practice for accounting for uncertainty in income taxes is to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us.

Although we believe our tax estimates are reasonable, the final determination of any tax audits and any related litigation could be materially different from income tax provision accruals and, therefore, could materially affect our operating results or cash flows in the period(s) in which that determination is made.
Other-Than-Temporary Impairment of Investments
An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. We conduct periodic reviews of all of our investments with unrealized losses to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and our strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, we consider whether we intend to sell the investment or whether it is more likely than not that we will be required to sell the investment before recovery of its amortized cost basis.
For the year ended December 31, 2012, we recorded a $50.6 million other-than-temporary impairment of F-tuan, a cost method investment with operations in China. We obtained this investment in June 2012 as part of a transaction in which we received a 19% interest in F-tuan, in the form of common and Series E preferred shares, in exchange for our 49.8% interest in E-Commerce, an equity method investment with operations in China, and an additional $25.0 million of cash consideration. We recognized a $56.0 million non-operating gain as a result of this transaction, which represented the excess of the acquisition-date fair value of the 19% interest in F-tuan that we acquired over the carrying value of our investment in E-Commerce and the $25.0 million of cash consideration. The $128.1 million acquisition-date fair value of our investment in F-tuan, a nonpublic entity, was determined using the discounted cash flow method, which is an income approach, and the resulting value was corroborated using the market approach. The inputs used to estimate fair value under the discounted cash flow method included financial projections and the discount rate. Because these fair value inputs are unobservable, fair value measurements of our investment in F-tuan are classified within Level 3 of the fair value hierarchy.
In connection with the acquisition-date fair value measurement of F-tuan, we obtained financial projections from the investee. We evaluated those financial projections and based on our knowledge of the business and related market conditions. As a result of our evaluations, downward adjustments were applied to reduce the anticipated growth that was reflected in the original projections. We applied a 25% discount rate to the adjusted cash flow projections, which included an entity-specific risk premium to account for the riskiness and uncertainty inherent in the business. Additionally, we corroborated the acquisition-date fair value measurement of F-tuan by estimating the fair value of our 49.8% interest in E-Commerce at the time of the transaction and comparing the estimated fair value of the consideration we transferred, including the additional $25.0 million of cash consideration, to the estimated fair value of the investment in F-tuan that we obtained.
In January 2013, we obtained updated financial projections from the investee, as well as their operating results for the year ended December 31, 2012. The investee's operating loss for the year-ended December 31, 2012 was lower than the loss that was forecasted at the time of our investment, primarily due to lower-than-forecasted operating expenses. However, actual 2012 revenues were lower than the adjusted financial projections used at the time of our investment and the updated financial projections provided by the investee at year-end indicated significant declines in forecasted revenues in future years as compared to the adjusted financial projections used at the time of our investment due to reduced gross billings and deal margin forecasts. As of December 31, 2012, we continued to apply a discounted cash flow approach, corroborated by a market approach, to estimate the fair value of our investment in F-tuan. For the December 31, 2012 fair value measurement, we used the updated financial projections and a discount rate of 30%. The increase to the discount rate as compared to the acquisition-date fair value measurement was primarily attributable to an increase in the entity-specific risk premium to reflect our current assessment of the riskiness of this investment. The resulting fair value measurement of our investment in F-tuan was $77.5 million as of December 31, 2012, a $50.6 million reduction from the $128.1 million fair value measurement at the time of our initial investment in June 2012.
Our evaluation of other-than-temporary impairments involves consideration of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company's intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Although our investment in F-tuan has not been in an unrealized loss position for an extended period of time and we have no current plans to dispose of this investment, we concluded that the impairment is other than temporary due to the significant declines in forecasted revenue growth and the severity of the unrealized loss as of December 31, 2012. We have recorded the $50.6 million other-than-temporary impairment of our investment in F-tuan within “Interest and other income, net” in the consolidated statement of operations for the year ended December 31, 2012.
We also recorded an additional $1.2 million other-than-temporary impairment of an equity method investment in a nonpublic entity, which is reported within “Loss on equity method investees” in the consolidated statement of operations for the year ended December 31, 2012.
Stock-Based Compensation
We measure stock-based compensation cost at fair value, net of estimated forfeitures. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest, except for awards with performance conditions, which are recognized using the accelerated method. We include stock-based compensation expense within "Cost of revenue", "Marketing" and "Selling, general and administrative" on our consolidated statements of operations. The fair value of restricted stock and restricted stock units is based on the fair value of our common stock on the date of grant. Prior to the initial public offering, determining the fair value of stock-based awards at the grant date required judgment.
We have not granted any stock options subsequent to June 30, 2011. For the stock options that we granted up to that date, we used the Black-Scholes-Merton option-pricing model to determine the fair value. The determination of the grant date fair value of options using an option-pricing model was affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These other variables include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which were estimated as follows:

•
Fair Value of Our Common Stock.  Prior to our initial public offering in November 2011, our stock had not been publicly traded and we estimated the fair value of common stock as discussed in "Common Stock Valuations" below.

•
Expected Term.  The expected term represents the period of time the stock options are expected to be outstanding and was based on the "simplified method" allowed under SEC guidance. We used the "simplified method" due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options.

•
Volatility.  Because we did not have a trading history prior to November 2011 for our common stock, the expected stock price volatility was estimated by taking the average historic price volatility for publicly-traded options of comparable industry peers similar in size, stage of life cycle and financial leverage, based on daily price observations over a period equivalent to the expected term of the stock option grants. We did not rely on implied volatilities of traded options in our industry peers' common stock because the volume of activity was relatively low.

•	Risk-free Interest Rate. The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield. We do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.
If any of the assumptions used in the Black-Scholes-Merton model changes significantly, stock-based compensation for any future stock option awards may differ materially compared with the awards granted previously.
We did not grant any stock options during the year ended December 31, 2012. The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the years ended December 31, 2011 and 2010:

	2011	2010
Dividend yield	—%	—%
Risk-free interest rate	1.79%	2.58%
Expected term (in years)	4.47	6.13
Expected volatility	44%	46%

Common Stock Valuations
The fair value of the common stock underlying our stock options was determined by our board of directors, or the Board, which intended that all options granted were exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. The assumptions we used in the valuation model were based on future expectations combined with management judgment. In the absence of a public trading market prior to our initial public offering in November 2011, the Board, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

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
___________________________________________

(1)
The 38,000 options granted in the three months ended June 30, 2011 have an exercise price of $0.015 because they were granted as part of a settlement agreement with a former employee. The exercise price of these options represents the fair value of the stock when the employee left the Company.

Recently Issued Accounting Standards
There are no accounting standards that have been issued but not yet adopted that we believe will have a material impact on our financial position or results of operations.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Japanese yen and Brazilian real, which exposes us to foreign currency risk. For the year ended December 31, 2012, we derived approximately 50.1% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2012 and 2011.
As of December 31, 2012, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $197.3 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $19.7 million. This compares to a $328.1 million working capital deficit subject to foreign currency exposure at December 31, 2011, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $32.8 million. The primary difference between foreign currency exposure from December 31, 2011 to December 31, 2012 is due to fluctuations in foreign currencies against the U.S. Dollar during 2012 and improvements in working capital deficit over the year.
Interest Rate Risk
Our cash and cash equivalents primarily consists of cash and money market funds. We currently do not have long-term borrowings except for $0.8 million of long-term capital lease obligations, which do not expose us to significant interest rate risk. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In November 2012, we purchased a convertible debt security issued by an nonpublic entity for $3.0 million and have classified the security as available-for-sale. The interest rate risk on this security is not significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in 2012, 2011 or 2010.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Groupon, Inc.
We have audited the accompanying consolidated balance sheets of Groupon, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Groupon, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Groupon, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2013

GROUPON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,209,289	$1,122,935
Accounts receivable, net	96,713	108,747
Deferred income taxes	31,211	19,243
Prepaid expenses and other current assets	150,573	72,402
Total current assets	1,487,786	1,323,327
Property, equipment and software, net	121,072	51,800
Goodwill	206,684	166,903
Intangible assets, net	42,597	45,667
Investments	84,209	50,604
Deferred income taxes, non-current	29,916	46,104
Other non-current assets	59,210	90,071
Total Assets	$2,031,474	$1,774,476
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$59,865	$40,918
Accrued merchant and supplier payables	671,305	520,723
Accrued expenses	246,924	212,007
Deferred income taxes	53,700	76,841
Other current liabilities	136,647	144,673
Total current liabilities	1,168,441	995,162
Deferred income taxes, non-current	20,860	7,428
Other non-current liabilities	100,072	70,766
Total Liabilities	1,289,373	1,073,356
Commitments and contingencies (see Note 7)
Redeemable noncontrolling interests	—	1,653
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 654,523,706 and 641,745,225 shares issued and outstanding at December 31, 2012 and 2011, respectively	65	64
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011	—	—
Additional paid-in capital	1,485,006	1,388,253
Accumulated deficit	(753,477)	(698,704)
Accumulated other comprehensive income	12,446	12,928
Total Groupon, Inc. Stockholders' Equity	744,040	702,541
Noncontrolling interests	(1,939)	(3,074)
Total Equity	742,101	699,467
Total Liabilities and Equity	$2,031,474	$1,774,476

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Third party and other revenue	$1,879,729	$1,589,604	$312,941
Direct revenue	454,743	20,826	—
Total revenue	2,334,472	1,610,430	312,941
Cost of revenue:
Third party and other revenue	297,739	243,789	42,896
Direct revenue	421,201	15,090	—
Total cost of revenue	718,940	258,879	42,896
Gross profit	1,615,532	1,351,551	270,045
Operating expenses:
Marketing	336,854	768,472	290,569
Selling, general and administrative	1,179,080	821,002	196,637
Acquisition-related expense (benefit), net	897	(4,537)	203,183
Total operating expenses	1,516,831	1,584,937	690,389
Income (loss) from operations	98,701	(233,386)	(420,344)
Interest and other income, net	6,166	5,973	284
Loss on equity method investees	(9,925)	(26,652)	—
Income (loss) before provision (benefit) for income taxes	94,942	(254,065)	(420,060)
Provision (benefit) for income taxes	145,973	43,697	(6,674)
Net loss	(51,031)	(297,762)	(413,386)
Less: Net (income) loss attributable to noncontrolling interests	(3,742)	18,335	23,746
Net loss attributable to Groupon, Inc.	(54,773)	(279,427)	(389,640)
Dividends on preferred stock	—	—	(1,362)
Redemption of preferred stock in excess of carrying value	—	(34,327)	(52,893)
Adjustment of redeemable noncontrolling interests to redemption value	(12,604)	(59,740)	(12,425)
Net loss attributable to common stockholders	$(67,377)	$(373,494)	$(456,320)

Net loss per share
Basic	$(0.10)	$(1.03)	$(1.33)
Diluted	$(0.10)	$(1.03)	$(1.33)

Weighted average number of shares outstanding
Basic	650,214,119	362,261,324	342,698,772
Diluted	650,214,119	362,261,324	342,698,772

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(51,031)	$(297,762)	$(413,386)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	425	3,053	9,875
Unrealized gain on available-for-sale debt security	53	—	—
Other comprehensive income	478	3,053	9,875
Comprehensive loss	(50,553)	(294,709)	(403,511)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(4,702)	18,335	23,746
Comprehensive loss attributable to Groupon, Inc.	$(55,255)	$(276,374)	$(379,765)

See Notes to Consolidated Financial Statements

GROUPON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Groupon, Inc. Stockholders' Equity
	Series B, D, E, F, and G Preferred Stock		Class A and Class B Common Stock		Treasury Stock	Additional Paid-In Capital	Stockholder Receivable	Accumulated Deficit	Accumulated Other Comp. Income	Total Groupon Inc. Stockholder's Equity	Non-controlling Interests		Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	—	$—	345,892,992	$3	—	—	$(144)	$(29,828)	$—	$(29,969)	$—		$(29,969)
Net loss	—	—	—	—	—	—	—	(389,640)	—	(389,640)	(1,530)	(1)	(391,170)	(1)
Foreign currency translation	—	—	—	—	—	—	—	—	9,875	9,875	—		9,875
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	—	—	(12,425)	—	—	—	(12,425)	—		(12,425)
Stock issued in connection with business combinations and to settle contingent consideration	—	—	86,234,312	1	—	348,016	—	—	—	348,017	—		348,017
Proceeds from issuance of stock, net of issuance costs	18,447,676	2	—	—	—	584,656	—	—	—	584,658	—		584,658
Exercise of stock options, net of tax benefits	—	—	2,428,664	—	—	369	(142)	—	—	227	—		227
Vesting of restricted stock units	—	—	165,000	—	—	—	—	—	—	—	—		—
Stock-based compensation on equity-classified awards	—	—	—	—	—	22,160	—	—	—	22,160	—		22,160
Redemption of preferred stock	(580,384)	—	—	—	—	(55,003)	—	—	—	(55,003)	—		(55,003)
Repurchase of common stock	—	—	(93,328,656)	—	(503,173)	—	—	—	—	(503,173)	—		(503,173)
Reclassification of redeemable preferred stock	11,166,332	1	—	—	—	34,711	—	—	—	34,712	—		34,712
Preferred stock dividends	—	—	—	—	—	(1,362)	—	—	—	(1,362)	—		(1,362)
Balance at December 31, 2010	29,033,624	$3	341,392,312	$4	$(503,173)	$921,122	$(286)	$(419,468)	$9,875	$8,077	$(1,530)		$6,547
Net loss	—	—	—	—	—	—	—	(279,427)	—	(279,427)	2,974	(1)	$(276,453)	(1)
Foreign currency translation	—	—	—	—	—	—	—		3,053	3,053	—		3,053
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	—	—	(59,740)	—	—	—	(59,740)	—		(59,740)
Stock issued in connection with business combinations and equity method investment	—	—	3,658,798	—	—	55,147	—	—	—	55,147	—		55,147
Restricted stock issued in connection with business combinations	—	—	366,964	—	—	1,143	—	—	—	1,143	—		1,143
Proceeds from issuance of stock, net of issuance costs	15,827,796	2	42,431,660	4	—	1,253,901	144	—	—	1,254,051	—		1,254,051
Exercise of stock options, net of tax benefits	—	—	4,990,665	—	—	2,729	142	—	—	2,871	—		2,871
Vesting of restricted stock units	—	—	1,070,432	—	—	—	—	—	—	-	—		—
Tax withholding related to net share settlements of restricted stock units	—	—	—	—	—	(4,200)	—	—	—	(4,200)	—		(4,200)

Vesting of performance stock units	—	—	960,000	—	—	—	—	—	—	—		—		—
Stock-based compensation on equity-classified awards	—	—	—	—	—	88,979	—	—	—	88,979		—		88,979
Redemption of preferred stock	(370,401)	—	—	—	—	(35,003)	—	—	—	(35,003)		—		(35,003)
Repurchase of common stock	—	—	(45,090,184)	—	(353,768)		—	—	—	(353,768)		—		(353,768)
Purchase of additional interests in consolidated subsidiaries	—	—	1,454,838	—	—	13,981	—	—	—	13,981		1,007		14,988
Return of common stock	—	—	(400,000)	—	—	(4,916)	—	—	—	(4,916)		—		(4,916)
Excess tax benefits on stock-based compensation	—	—	—	—	—	12,051	—	—	—	12,051		—		12,051
Recapitalization of outstanding shares to Class A and Class B common stock	(44,491,019)	(5)	293,309,716	56	808,666	(808,666)	—	—	—	51		—		51
Reclassification of dividends paid on redemption of common stock	—	—	—	—	48,275	(48,275)	—	—	—	—		—		—
Forfeiture of dividends	—	—	—	—		—	—	191	—	191		—		191
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—		(5,525)		(5,525)
Balance at December 31, 2011	—	$—	644,145,201	$64	$—	$1,388,253	$—	$(698,704)	$12,928	$702,541		$(3,074)		$699,467
Net loss	—	—	—	—	—	—	—	(54,773)	—	(54,773)		3,748	(1)	(51,025)	(1)
Foreign currency translation	—	—	—	—	—	—	—	—	(535)	(535)		960		425
Unrealized gain on available-for-sale debt security, net of tax	—	—	—	—	—	—	—	—	53	53		—		53
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	—	—	(12,604)	—	—	—	(12,604)		—		(12,604)
Restricted stock issued to employees in connection with business combinations	—	—	152,446	—	—	—	—	—	—	—		—		—
Purchase of additional interests in consolidated subsidiaries	—	—	51,000	—	—	(2,584)	—	—	—	(2,584)		739		(1,845)
Shares issued to settle liability-classified awards and contingent consideration	—	—	660,539	—	—	2,503	—	—	—	2,503		—		2,503
Exercise of stock options	—	—	9,025,164	1	—	9,312	—	—	—	9,313		—		9,313
Vesting of restricted stock units	—	—	4,452,979	—	—	—	—	—	—	—		—		—
Tax withholding related to net share settlements of stock options and restricted stock units	—	—	(1,563,647)	—	—	(14,918)	—	—	—	(14,918)		—		(14,918)
Stock-based compensation on equity-classified awards	—	—	—	—	—	93,781	—	—	—	93,781	—	—		93,781
Excess tax benefits, net of shortfalls, on stock-based compensation	—	—	—	—	—	21,263	—	—	—	21,263		—		21,263
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—		(4,312)		(4,312)
Balance at December 31, 2012	—	$—	656,923,682	$65	$—	$1,485,006	$—	$(753,477)	$12,446	$744,040		$(1,939)		$742,101

(1)
Excludes less than $0.1 million, $21.3 million and $22.2 million attributable to redeemable noncontrolling interests for the years ended December 31, 2012, 2011 and 2010, respectively, which are reported outside of permanent equity on the consolidated balance sheets.

See Notes to Consolidated Financial Statements

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(51,031)	$(297,762)	$(413,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,801	32,055	12,952
Stock-based compensation	104,117	93,590	36,168
Deferred income taxes	(7,651)	32,203	(7,349)
Excess tax benefits on stock-based compensation	(27,023)	(10,178)	(32)
Loss on equity method investees	9,925	26,652	—
Non-cash interest expense	—	—	106
Acquisition-related expense (benefit), net	897	(4,537)	203,183
Gain on return of common stock	—	(4,916)	—
Gain on E-Commerce transaction	(56,032)	—	—
Impairment of cost method investment	50,553	—	—
Change in assets and liabilities, net of acquisitions:
Restricted cash	(4,372)	(12,519)	—
Accounts receivable	10,534	(70,376)	(34,905)
Prepaid expenses and other current assets	(70,859)	(36,292)	(2,467)
Accounts payable	18,711	(20,997)	50,835
Accrued merchant and supplier payables	149,918	380,108	149,044
Accrued expenses and other current liabilities	47,742	189,127	94,592
Other, net	35,604	(5,711)	(1,856)
Net cash provided by operating activities	266,834	290,447	86,885
Investing activities
Purchases of property and equipment and capitalized software	(95,836)	(43,811)	(14,681)
Acquisitions of businesses, net of acquired cash	(46,890)	(14,400)	3,816
Purchases of intangible assets	(600)	(14,517)	(922)
Purchases of additional interests in consolidated subsidiaries	(14,130)	(42,663)	—
Purchases of investments	(37,523)	(32,042)	—
Changes in restricted cash	—	—	(92)
Net cash used in investing activities	(194,979)	(147,433)	(11,879)
Financing activities
Proceeds from issuance of stock, net of issuance costs	—	1,266,392	584,658
Excess tax benefits on stock-based compensation	27,023	10,178	32
Tax withholdings related to net share settlements of restricted stock units	(12,996)	(3,770)	—
Payments of contingent consideration liabilities	(4,700)	—	—
Loans from related parties	—	—	5,035
Repayments of loans with related parties	—	(14,358)	—
Repurchase of common stock	—	(353,768)	(503,173)
Dividends paid on common and preferred stock	—	—	(1,299)
Proceeds from exercise of stock options	9,313	3,008	195
Conversion of preferred stock	—	51	—
Partnership distributions to noncontrolling interest holders	(4,312)	(5,525)	—
Settlements of purchase price obligations related to acquisitions	(2,233)	—	—
Redemption of preferred stock	—	(35,003)	(55,003)
Net cash provided by financing activities	12,095	867,205	30,445
Effect of exchange rate changes on cash and cash equivalents	2,404	(6,117)	1,069
Net increase in cash and cash equivalents	86,354	1,004,102	106,520
Cash and cash equivalents, beginning of period	1,122,935	118,833	12,313
Cash and cash equivalents, end of the period	$1,209,289	$1,122,935	$118,833
Supplemental disclosure of cash flow information
Income tax payments	$126,987	$1,635	$140
Non-cash investing and financing activities

Issuance of common stock in connection with acquisitions	$—	$11,067	$80,200
Contingent consideration in connection with acquisitions	$3,400	$17,755	$63,180
Issuance of non-voting common stock in connection with investments in equity interests	$—	$45,218	$—
Shares issued in exchange for additional interests in consolidated subsidiaries	$527	$10,400	$—
Other current liabilities related to purchases of additional interests in consolidated subsidiaries	$1,959	$—	$—
Contribution of investment in E-Commerce transaction	$47,042	$—	$—
Equipment acquired under capital lease obligations	$1,122	$—	$—
Shares issued to settle liability-classified awards	$2,267	$—	$—
Shares issued to settle contingent consideration	$236	$—	$266,128
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	$1,891	$1,972	$2,379

See Notes to Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS
Groupon, Inc. and subsidiaries (the "Company") is a local commerce marketplace (www.groupon.com) that connects merchants to consumers by offering goods and services at a discount. The Company also offers deals on products for which it acts as the merchant of record. The Company, which commenced operations in October 2008, sends emails to its subscribers each day with discounted offers for goods and services that are targeted by location and personal preferences. Consumers also access deals directly through the Company's website and mobile application.
The Company has organized its operations into two principal segments: North America and International. See Note 15 "Segment Information."
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the assets, liabilities, revenue and expenses of all wholly‑owned subsidiaries and majority‑owned subsidiaries over which the Company exercises control and variable interest entities for which the Company has determined that it is the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the consolidated financial statements as “Noncontrolling interests" and "Redeemable noncontrolling interests." Equity investments in entities in which the Company does not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate.
Reclassifications
Certain reclassifications have been made to the consolidated financial statements of prior years and the accompanying notes to conform to the current year presentation, including the separate presentation of third party and other revenue and cost of revenue, direct revenue and cost of revenue, and gross profit in the consolidated statements of operations. Prior year conforming changes also include presenting "Net loss," rather than "Net loss attributable to Groupon, Inc.," as the starting point in the consolidated statements of comprehensive loss.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities on the consolidated financial statements and accompanying notes. Estimates are utilized for, but not limited to, stock‑based compensation, income taxes, valuation of acquired goodwill and intangible assets, investments in equity interests, customer refunds, contingent liabilities and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
The Company considers all highly‑liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company's cash equivalents primarily include holdings in money market funds and overnight securities.
Accounts Receivable, Net
Accounts receivable primarily represents the net cash due from the Company's credit card and other payment processors

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for cleared transactions. The carrying amount of the Company's receivables is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible. The Company's allowance for doubtful accounts at December 31, 2012 and 2011 was $0.2 million and less than $0.1 million, respectively. Bad debt expense for the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $0.2 million and less than $0.1 million, respectively.
Inventories
 Inventories, consisting of merchandise purchased for resale, is accounted for using the first-in-first-out ("FIFO") method of accounting and are valued at the lower of cost or market value. The Company writes down its inventory for estimated obsolescence and to lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents a new cost basis.
Restricted Cash
The Company had $16.5 million and $0.7 million of restricted cash recorded within "Prepaid expenses and other current assets" and "Other non-currents assets," respectively, at December 31, 2012. The Company had $12.1 million and $0.7 million of restricted cash recorded within "Prepaid expenses and other current assets" and "Other non-currents assets," respectively, at December 31, 2011. Restricted cash primarily represents amounts that we are unable to access for operational purposes pursuant to our contractual arrangements with certain financial institutions and entities who process merchant payments on our behalf.
Internal-Use Software
The Company incurs costs related to internal-use software and website development, including purchased software and internally-developed software. Costs incurred in the planning and evaluation stage of internally-developed software and website development are expensed as incurred. Costs incurred and accumulated during the application development stage are capitalized and included within "Property, equipment and software, net" on the consolidated balance sheets. Capitalized internally-developed software and website development costs are amortized over the expected economic life of two years using the straight-line method. We began capitalizing internally-developed software costs during the year ended December 31, 2011. At December 31, 2012 and 2011, the carrying amount of internally-developed software, net of accumulated amortization, was $30.1 million and $4.6 million, respectively. The total amortization expense on internally-developed software for the years ended December 31, 2012 and 2011 was $3.4 million and $0.2 million, respectively.
Goodwill
Goodwill is allocated to the Company's four reporting units - North America, Europe, Middle East and Africa ("EMEA"), Asia Pacific ("APAC") and Latin America ("LATAM"), at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.
The Company evaluates goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company evaluates the recoverability of goodwill using a two-step impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long‑lived assets, such as property, equipment and software, net and intangible assets, net, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long‑lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Investments in Equity Interests
Nonmarketable equity investments that are not common stock or in-substance common stock or for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified within “Investments” on the consolidated balance sheets. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.
Investments in common stock or in-substance common stock for which the Company has the ability to exercise significant influence are accounted for under the equity method and classified within "Investments" on the consolidated balance sheets. The Company's proportionate share of income or loss on equity method investees is presented within "Loss on equity method investees" on the consolidated statements of operations.
Available-for-Sale Debt Security
At December 31, 2012, the Company has an investment in a convertible debt security issued by a nonpublic entity and has classified this investment as available-for-sale. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses, net of the related tax effects, are excluded from earnings and recorded as a separate component within "Accumulated other comprehensive income" on the consolidated balance sheets until realized. Interest income is reported within “Interest and other income, net” on the consolidated statements of operations.
Other-than-Temporary Impairment of Investments
An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. The Company conducts reviews of its investments with unrealized losses on a quarterly basis to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and the Company's strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, the Company considers whether it intends to sell the investment or whether it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis.
Income Taxes
The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, the Company believes it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience, expectations of future taxable income and capital gains by taxing jurisdiction, the carry‑forward periods available for tax reporting purposes, the ability to carryback losses and other relevant factors. The Company allocates its valuation allowance to current and long-term deferred tax assets on a pro-rata basis. A change in the estimate of future taxable income may require an increase or decrease to

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the valuation allowance.
The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to uncertain tax positions within "Provision (benefit) for income taxes" on the statements of operations.
Lease and Asset Retirement Obligations
The Company categorizes leases at their inception as either operating or capital leases and may receive renewal or expansion options, rent holidays, and leasehold improvement and other incentives on certain lease agreements. The Company recognizes lease costs on a straight-line basis, taking into account adjustments for free or escalating rental payments and deferred payment terms. Additionally, lease incentives are accounted for as a reduction of lease costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the non-cancellable term of the lease. The Company records rent expense associated with operating lease obligations within "Selling, general and administrative" on the consolidated statements of operations.
The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are amortized over the lease term within "Selling, general and administrative" on the consolidated statements of operations, and the recorded liabilities are accreted to the future value of the estimated retirement costs and presented within "Interest and other income, net" on the consolidated statements of operations.
Revenue Recognition
The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collection is reasonably assured.
Third party revenue recognition
The Company generates third party revenue, where it acts as a third party marketing agent, by offering goods and services provided by third party merchant partners at a discount through its local commerce marketplace that connects merchants to consumers. The Company's marketplace includes deals offered through a variety of categories including: Local, National, Goods, Getaways and Live. Customers purchase the discount vouchers ("Groupons") from the Company and redeem them with the Company's merchant partners.
The revenue recognition criteria are met when the number of customers who purchase a given deal exceeds the predetermined threshold (where applicable), the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as a marketing agent, are substantially complete. The Company's remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on the Company's website information about Groupons sold that was previously provided to the merchant, are inconsequential or perfunctory. The Company records as revenue the net amount it retains from the sale of Groupons after deducting the portion of the purchase price that is payable to the featured merchant, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Revenue is recorded on a net basis because the Company is acting as a marketing agent of the merchant in the transaction.
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

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Direct revenue recognition
The Company evaluates whether it is appropriate to record the gross amount of its sales and related costs by considering a number of factors, including, among other things, whether the Company is the primary obligor under the arrangement, has inventory risk and has latitude in establishing prices.
Direct revenue is derived primarily from selling consumer products through the Company's Goods category where the Company is the merchant of record. The Company is the primary obligor in these transactions, is subject to general inventory risk and has latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis, excluding any applicable taxes and net of estimated refunds. Direct revenue, including associated shipping revenue, is recorded when the products are shipped and title passes to customers. For Goods transactions where the Company is performing a service by acting as a marketing agent of the merchant, revenue is recorded on a net basis and is presented within third party revenue.
Other revenue recognition
Other revenue consists of advertising revenue, payments revenue and other miscellaneous items. Revenue is recognized when earned.
Discounts
The Company provides discount offers to encourage purchases of goods and services through its marketplace. Discounts provided to purchasers of Groupons reduce the net amount that the Company retains after paying a portion of the purchase price to the merchant. The Company records discounts as a reduction of revenue.
Cost of revenue
Cost of revenue is comprised of direct and indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the purchase price of consumer products, warehousing, shipping costs and inventory markdowns. For third party revenue transactions, cost of revenue includes estimated refunds that are not recoverable from the merchant. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue and other revenue in proportion to relative gross billings during the period.
Technology costs included in cost of revenue consist of a portion of the payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's existing website. Technology costs also include the portion of amortization expense from internal-use software that is related to website development. Remaining technology costs included within cost of revenue include email distribution costs. Editorial costs consist of a portion of the payroll and stock‑based compensation expense related to the Company's editorial personnel, as these staff members are primarily dedicated to drafting and promoting deals.
Refunds
The Company estimates future refunds utilizing a statistical model that incorporates the following data inputs and factors: historical refund experience developed from millions of deals featured on the Company's website, the relative risk of refunds based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals and expected changes, if any, in Company practices in response to refund experience or economic trends that might impact customer demand. The portion of customer refunds for which the merchant's share is not recoverable on third party revenue deals is estimated based on the refunds that are expected to be issued after expiration of the related vouchers, the refunds that are expected to be issued due to the merchant bankruptcy or poor customer experience, and whether the payment terms of the related merchant contracts are structured using a redemption payment model or a fixed payment model.
In early 2012, actual refund activity for deals featured late in 201l was demonstrating a consistent trend that was deviating from the modeled refund behavior, due in part to a shift in fourth quarter deal mix and higher price point offers. Accordingly, the

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company updated its refund model to better capture variations in trends in its business. By continually refining the refund model to reflect such data inputs as discussed above, the Company believes its model enables it to track and anticipate refund behavior.
The Company accrues costs associated with refunds within "Accrued expenses" on the consolidated balance sheets. The cost of refunds for third party revenue where the amounts payable to the merchant are recoverable and for all direct revenue is presented on the consolidated statements of operations as a reduction to revenue. The cost of refunds for third party revenue for which the merchant's share is not recoverable is presented as a cost of revenue.
The Company assesses the trends that could affect its estimates on an ongoing basis and makes adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to the Company's refund policies, may cause future refunds to differ from its original estimates. If actual results are not consistent with the estimates or assumptions stated above, the Company may need to change its future estimates, and the effects could be material to the consolidated financial statements.
Subscriber Credits
The Company issues credits to its subscribers that can be applied against future purchases through its marketplace for certain qualifying acts, such as referring new subscribers, and also to satisfy refund requests. The Company has recorded its subscriber credit obligations within “Accrued expenses” on the consolidated balance sheets (See Note 9 "Supplemental Consolidated Balance Sheet Information"). Subscriber credit obligations incurred for new subscriber referrals or other qualifying acts expensed as incurred and are classified within “Marketing” on the consolidated statements of operations. Subscriber credits issued to satisfy refund requests are applied as a reduction to the refunds reserve.
Stock‑Based Compensation
The Company measures stock‑based compensation cost at fair value, net of estimated forfeitures. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest, except for awards with performance conditions, which are recognized using the accelerated method. The Company includes stock-based compensation expense within "Cost of revenue," "Marketing" and "Selling, general and administrative," consistent with the respective employees' cash compensation, on the consolidated statements of operations. Prior to the Company's initial public offering in November 2011, the fair value of restricted stock units and restricted stock was estimated based on valuations of the Company's (or subsidiaries') stock on the grant date or reporting date if required to be remeasured under applicable accounting guidance. The fair value of stock options was determined on the date of grant using the Black‑Scholes‑Merton valuation model. See Note 11 “Stock‑Based Compensation.”
Foreign Currency
Balance sheet accounts of the Company's operations outside of the U.S. are translated from foreign currencies into U.S. dollars at the exchange rates as of the consolidated balance sheet dates. Revenue and expenses are translated at average exchange rates during the period. Foreign currency translation gains or losses are included within "Accumulated other comprehensive income" on the consolidated balance sheets. Gains and losses resulting from foreign currency transactions which are denominated in currencies other than the entity's functional currency are included within "Interest and other income, net" on the consolidated statements of operations. For the years ended December 31, 2012, 2011 and 2010, the Company had $1.4 million, $1.8 million and $0.5 million, respectively, of foreign currency transaction gains, net.
3. BUSINESS COMBINATIONS AND ACQUISITIONS OF NONCONTROLLING INTERESTS
The Company acquired a number of businesses during the years ended December 31, 2012, 2011, and 2010.  These business combinations were accounted for using the acquisition method and the results of each of those acquired businesses have been included in the consolidated financial statements beginning on the respective acquisition dates. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The purchase price allocations for certain 2012 business combinations are preliminary, and the Company expects for them to be finalized in early 2013. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquired. The Company paid this premium for a number of reasons, including acquiring an experienced workforce. The goodwill is generally not deductible for tax purposes.
Liabilities for contingent consideration (i.e., earn-outs) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value are recorded within earnings as "Acquisition-related expense (benefit), net."  See Note 13 "Fair Value Measurements" for information about fair value measurements of contingent consideration liabilities.
The noncontrolling interests associated with certain of the Company's business combinations were redeemable at the option of the holder. Those redeemable noncontrolling interests have been presented outside of permanent equity on the consolidated balance sheets. Additionally, the "Net loss attributable to common stockholders" presented on the consolidated statements of operations reflects deductions for adjustments of redeemable noncontrolling interests to their redemption values. No redeemable noncontrolling interests were outstanding as of December 31, 2012.
2012 Acquisition Activity
The primary purpose of the Company's 2012 acquisitions was to enhance the Company's technology and marketing capabilities and to expand and advance product offerings. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $54.9 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred	Fair Value
Cash	$49,013
Purchase price obligations	2,485
Contingent consideration	3,400
Total	$54,898
The following table summarizes the allocation of the aggregate purchase price of the 2012 acquisitions (in thousands):

Net working capital (including acquired cash of $2.1 million)	$1,750
Property and equipment	165
Goodwill	39,170
Intangible assets(1):
Subscriber relationships	170
Merchant relationships	1,500
Developed technology	14,350
Deferred tax liability	(2,207)
Total purchase price	$54,898

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company's consolidated results of operations.
2011 Acquisition Activity
The primary purpose of the Company's 2011 acquisitions was to utilize the acquired entities' collective buying power businesses to further grow the Company's subscriber base and provide strategic entries into new and expanding markets in India, Malaysia, South Africa, Indonesia and the Middle East. In addition, the Company acquired certain businesses that specialize in developing mobile technology and marketing services to expand and advance the Company's product offerings. The aggregate

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition-date fair value of the consideration transferred and noncontrolling interests for other acquisitions totaled $47.7 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred and Noncontrolling Interests	Fair Value
Cash	$18,313
Issuance of shares of the Company's non-voting common stock	11,067
Contingent consideration	17,755
Noncontrolling interests	593
Total	$47,728
The value of the noncontrolling interests represents the fair value of the ownership of the remaining shareholders after Groupon's purchase assuming a discount on that remaining ownership due to the limited control of minority shareholders. The fair value of the remaining shareholders' ownership interests prior to the discount was derived assuming Groupon's purchase price represents the fair value of the ownership acquired.
The following table summarizes the allocation of the aggregate purchase price and the fair value of noncontrolling interests for these 2011 acquisitions (in thousands):

Net working capital (including cash of $3.9 million)	$3,734
Property and equipment	132
Goodwill	36,539
Intangible assets(1):
Subscriber relationships	5,990
Developed technology	3,547
Trade names	370
Deferred tax liability	(2,584)
Total purchase price	$47,728

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company's consolidated results of operations.
2010 Acquisition Activity
Qpod.inc Acquisition
In August 2010, the Company acquired approximately 55.1% of the total issued and outstanding capital stock of Qpod, inc. ("Qpod") for an aggregate purchase price of $18.7 million, consisting of $10.2 million in cash and the fair value of noncontrolling interest of $8.5 million as of the acquisition date. Qpod is a collective buying power business that provides daily deals and online marketing services in Japan which are substantially similar to the Company.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the aggregate purchase price of the Qpod acquisition (in thousands):

Net working capital (including cash of $11.0 million)	$10,384
Property and equipment	31
Goodwill	7,031
Intangible assets (1) :
Subscriber relationships	1,000
Merchant relationships	200
Developed technology	60
Trade names	20
Total purchase price	$18,726
(1) Acquired intangible assets have estimated useful lives of between 1 and 5 years.
     The following pro forma information presents the operating results of the Company for the year ended December 31, 2010, as if the Company had acquired Qpod as of January 1, 2010 (in thousands):

Pro Forma Combined 2010
Revenue	$312,984
Loss from operations	$(422,256)

Net loss	(415,331)
Less: Net loss attributable to noncontrolling interests	23,746
Net loss attributable to Groupon, Inc.	$(391,585)
     The revenue and net loss for Qpod for the period from August 12, 2010 to December 31, 2010 was $11.8 million and $45.0 million, respectively.
CityDeal Europe GmbH Acquisition
          In May 2010, the Company entered into a Share Exchange and Transfer Agreement (the "CityDeal Agreement") to acquire CityDeal Europe GmbH ("CityDeal"), a collective buying power business that provides daily deals and online marketing services substantially similar to the Company. Under the terms of the CityDeal Agreement, by and among the Company, CityDeal, CD-Rocket Holding UG ("Rocket Holding"), CityDeal Management UG ("CityDeal Management") and Groupon Germany Gbr ("Groupon Germany"), Rocket Holding and CityDeal Management transferred all of the outstanding shares of CityDeal to Groupon Germany, in exchange for $0.6 million in cash and 41,400,000 shares of the Company's voting common stock (valued at $125.4 million as of the acquisition date), and CityDeal merged with and into Groupon Germany with CityDeal as the surviving entity and a wholly-owned subsidiary of the Company. The Company delivered 19,800,000 of such shares of voting common stock in May 2010, with the remaining 21,600,000 shares delivered as of December 31, 2010, due to the achievement of financial and performance earn-out targets.
In connection with the acquisition, Rocket Holding and CityDeal Management entered into a Shareholders Agreement with the Company. Pursuant to the Shareholders Agreement, the shares of the Company's common stock owned by Rocket Holding, CityDeal Management and their affiliates were required to be voted in the same manner as the majority-in-interest of the shares of voting common stock held by the Company's founders related to certain material transactions, including an initial public offering of the Company's voting common stock, the authorization, designation or issuance of any new class or series of the Company's capital stock or a material acquisition or asset transfer. In addition, the Company and the former CityDeal shareholders entered into a loan agreement, as amended, to provide CityDeal with an aggregate $25.0 million term loan facility (the "facility"). Both

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company and the former CityDeal shareholders each were obligated to make available $12.5 million under the terms of the facility, both of which were fully disbursed to CityDeal during the year ended December 31, 2010. The outstanding balance accrued interest at a rate of 5% per year and was payable upon termination of the facility, which was the earlier of any prepayments or December 2012. In March 2011, CityDeal repaid all amounts outstanding to the former CityDeal shareholders, including all accrued interest. There were no outstanding commitments remaining on the loan agreement with the former CityDeal shareholders at December 31, 2012 and 2011, and CityDeal may not reborrow any part of the facility which was repaid.
The following table summarizes the allocation of the aggregate purchase price of the City Deal acquisition (in thousands):

Net working capital (including cash of $6.4 million)	$7,331
Property and equipment	746
Goodwill	94,992
Intangible assets (1) :
Subscriber relationships	28,438
Merchant relationships	5,786
Developed technology	985
Trade names	5,048
Deferred tax liability	(9,344)
Due to related party	(7,962)
Total purchase price	$126,020
(1) Acquired intangible assets have estimated useful lives of between 1 and 5 years.
The following pro forma information presents a summary of the operating results of the Company for the year ended December 31, 2010, as if the Company had acquired CityDeal as of January 1, 2010 (in thousands):

Pro Forma Combined 2010
Revenue	$314,426
Loss from operations	$(448,861)

Net loss	$(442,146)
Less: Net loss attributable to noncontrolling interests	27,986
Net loss attributable to Groupon, Inc.	$(414,160)
Revenue and net loss for CityDeal for the period from May 16, 2010 to December 31, 2010 was $89.3 million and $126.6 million, respectively.
Other 2010 Acquisitions
Throughout 2010, the Company acquired certain other entities (excluding CityDeal and Qpod) for an aggregate purchase price of $39.0 million, consisting of $16.8 million in cash, the issuance of shares of the Company's voting common stock (valued at $18.0 million) and the fair value of noncontrolling interests of $4.2 million as of the acquisition dates. The primary purpose of these acquisitions was to establish the Company's presence in selected Asia Pacific and Latin American markets, by strategically expanding into new geographies and increasing the Company's subscriber base, to obtain an assembled workforce that has experience and knowledge of the industry, and to gain local expertise in establishing new vendor relationships. In addition, the Company acquired two U.S.-based businesses that specialize in local marketing services and developing mobile technology to help expand and advance the Company's product offerings.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the aggregate purchase price and the fair value of noncontrolling interests for these 2010 acquisitions (in thousands):

Net working capital (including cash of $14.1 million)	$11,544
Property and equipment	266
Goodwill	21,464
Intangible assets (1) :
Subscriber relationships	4,390
Merchant relationships	290
Developed technology	920
Trade names	110
Total purchase price	$38,984
(1) Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company's consolidated results of operations.
Purchases of Additional Interests in Consolidated Subsidiaries
Throughout 2012, 2011 and 2010, the Company acquired additional shares in various majority-owned subsidiaries, including both shares owned by investors not employed by the Company, as well as subsidiary stock-based compensation awards that were granted in conjunction with the original acquisitions. The acquired subsidiary stock-based compensation awards were classified as liabilities mainly due to the existence of rights that allow the holders to sell their shares back to the Company.
2012 Activity
In December 2012, the Company acquired additional interests in one majority-owned subsidiary for an aggregate purchase price of $7.2 million of cash, of which $5.2 million was paid at the acquisition date and the remaining $2.0 million was paid in January 2013. Additionally, in connection with this transaction, certain liability classified subsidiary stock-based compensation awards were settled in exchange for $3.3 million of cash and $2.5 million of deferred compensation that will be recognized as compensation expense over a service period of one year and is payable in cash. Of the $3.3 million cash settlement, $1.2 million was paid in January 2013.
In November 2012, the Company acquired an additional interest in one majority-owned subsidiary for an aggregate purchase price of $0.4 million of cash.
In October 2012, the Company settled certain liability-classified subsidiary stock-based compensation awards in exchange for $7.0 million of cash, $1.8 million of shares, and $6.3 million of deferred compensation that will be recognized as compensation expense over a service period of one year and is payable in cash or stock at the Company's discretion.
In May 2012, the Company acquired additional interests in two majority-owned subsidiaries for an aggregate purchase price of $6.6 million, including $6.0 million of cash and $0.6 million of Class A common stock.
In February 2012, the Company acquired an additional interest in one majority-owned subsidiary for $2.5 million of cash. Additionally, in connection with this transaction, certain liability-classified subsidiary stock-based compensation awards were settled in exchange for $2.5 million. Also in February 2012, the Company settled certain liability-classified subsidiary stock-based compensation awards in exchange for $2.4 million of cash, $0.5 million of Class A common stock and $1.7 million of deferred compensation that will be recognized as compensation expense over a service period of two years and is payable in $1.3 million of cash and $0.4 million of Class A common stock.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2011 Activity
In November 2011, the Company acquired additional interests in one majority-owned subsidiary for an aggregate purchase price of $6.8 million, including $0.3 million of cash and $6.5 million of stock.
In September 2011, the Company acquired additional interests in one majority-owned subsidiary for an aggregate purchase price of $8.3 million, including $4.5 million of cash and $3.8 million of stock. Additionally, in connection with this transaction, certain liability classified subsidiary stock-based compensation awards were settled in exchange for $2.6 million of cash, $2.2 million of Class A common stock, and $6.7 million of deferred compensation that will be recognized as compensation expense over a service period of two years and is payable in $3.6 million of cash and $3.1 million of Class A common stock.
In April 2011, the Company acquired additional interests in one majority-owned subsidiary for an aggregate purchase price of $5.6 million, including $2.7 million of cash and $3.0 million of stock. Additionally, in connection with this transaction, certain liability classified subsidiary stock-based compensation awards were settled in exchange for $6.7 million of cash, $7.4 million of Class A common stock, and $1.3 million of deferred compensation that will be recognized as compensation expense over a service period of two years and is payable in $0.6 million of cash and $0.7 million of Class A common stock.
In January 2011, the Company acquired additional interests in one majority-owned subsidiary for an aggregate purchase price of $25.0 million of cash.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2010	$19,605	$112,433	$132,038
Goodwill related to acquisitions	21,126	15,413	36,539
Other adjustments(1)	—	(1,674)	(1,674)
Balance as of December 31, 2011	$40,731	$126,172	$166,903
Goodwill related to acquisitions	39,170	—	39,170
Other adjustments(1)	(625)	1,236	611
Balance as of December 31, 2012	$79,276	$127,408	$206,684

(1)	Includes changes in foreign exchange rates for goodwill and purchase accounting adjustments.
The Company performed impairment testing for all reporting units as of October 1, 2012. Liabilities exceeded assets for the EMEA and LATAM reporting units at the impairment test date. Due to the significant decline in the Company's overall market capitalization, the challenging economic conditions in Europe (applicable to the Company's EMEA reporting unit), and other qualitative factors, the Company determined that the second step should be performed in connection with the October 1, 2012 goodwill impairment tests for the EMEA and LATAM reporting units. No goodwill impairment was recognized for any of the Company's reporting units in connection with the October 1, 2012 annual test.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the Company's other intangible assets (in thousands):

	As of December 31, 2012
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life (in years)
Subscriber relationships	$42,075	$21,356	$20,719	2.5
Merchant relationships	8,187	6,873	1,314	1.0
Trade names	6,490	5,900	590	2.0
Developed technology	20,000	10,994	9,006	1.2
Other intangible assets	15,601	4,633	10,968	3.5
Total	$92,353	$49,756	$42,597	2.4

	As of December 31, 2011
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life (in years)
Subscriber relationships	$41,272	$12,882	$28,390	3.5
Merchant relationships	6,600	6,600	—	0.0
Trade names	5,801	5,801	—	0.0
Developed technology	5,583	2,151	3,432	1.5
Other intangible assets	15,420	1,575	13,845	4.7
Total	$74,676	$29,009	$45,667	3.7
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from one to five years. Amortization expense for these intangible assets was $19.9 million, $19.3 million and $11.0 million, for the years ended 2012, 2011 and 2010, respectively. As of December 31, 2012, the Company's estimated future amortization expense of these intangible assets was as follows (in thousands):

Year Ended December 31,
2013	$20,384
2014	13,451
2015	7,062
2016	1,689
Thereafter	11
$42,597

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The following summarizes the Company's property, equipment and software, net (in thousands):

	December 31,
	2012	2011
Furniture and fixtures	$12,853	$8,579
Leasehold improvements	28,778	14,999
Office and telephone equipment	6,804	4,695
Purchased software	14,480	7,744
Computer hardware and other (1)	67,862	25,617
Internally-developed software	36,531	4,793
Total property, equipment and software, gross	167,308	66,427
Less: accumulated depreciation and amortization	(46,236)	(14,627)
Property, equipment and software, net	$121,072	$51,800
(1)Includes computer hardware acquired under capital leases of $1.1 million as of December 31, 2012.
The Company entered into certain capital lease arrangements during the fourth quarter of 2012. Amortization expense recognized for these assets was insignificant during the year ended December 31, 2012, as they were placed into service at the end of the year. See Note 11, "Commitments and Contingencies" for further detail regarding capital leases.
Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets (generally three years for computer hardware and office and telephone equipment, five years for furniture and fixtures, and the shorter of the term of the lease or five years for leasehold improvements) and is classified within "Selling, general and administrative" on the consolidated statements of operations. Depreciation and amortization expense on property, equipment and software was $35.9 million, $12.8 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
6. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	December 31, 2012	Percent Ownership of Common and Preferred Stock			December 31, 2011	Percent Ownership of Common Stock
Cost method investments:
Life Media Limited	$77,521	19%			$—	—%
Other cost method investments	1,867	6%	to	19%	—	N/A
Equity method investments:
E-Commerce King Limited	—	—%			49,395	49%
Other equity method investments	1,734	21%	to	50%	1,209	50%
Total investments in equity interests	$81,122				$50,604
Available-for-sale debt security	3,087				—
Total investments	$84,209				$50,604

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Method Investment in E-Commerce King Limited
In January 2011, the Company acquired 40% of the ordinary shares of E-Commerce King Limited (“E-Commerce”), a company organized under the laws of the British Virgin Islands, in exchange for $4.0 million. The Company entered into the joint venture along with Rocket Asia GmbH & Co. KG (“Rocket Asia”), an entity controlled by former CityDeal shareholders. Rocket Asia acquired 10% of the ordinary shares in E-Commerce. E-Commerce subsequently established a wholly-owned foreign enterprise that created a domestic operating company headquartered in Beijing, China.
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
In June 2012, Life Media Limited ("F-tuan"), an exempted company incorporated under the laws of the Cayman Islands with operations in China, acquired E-Commerce. In exchange for its 49.8% interest in E-Commerce and an additional $25.0 million of cash consideration, the Company received a 19% interest in F-tuan in the form of common and Series E preferred shares. The Company paid $5.0 million of the cash consideration on June 25, 2012 and the remaining amount was paid on July 2, 2012.
The Company recognized a non-operating gain of $56.0 million as a result of the transaction, which is included within "Interest and other income, net" on the consolidated statement of operations. The gain represents the excess of the fair value of the Company's 19% investment in F-tuan over the carrying value of its E-Commerce investment as of the date of the transaction and the $25.0 million of cash consideration.
Cost Method Investment in Life Media Limited (F-tuan)
The investment in F-tuan is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence. Accordingly, the investment is adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. The $77.5 million carrying amount of the investment represents the $128.1 million fair value on the date the Company obtained it less the $50.6 million impairment discussed below. The estimated fair value of the investment as of December 31, 2012 was $77.5 million.
Available-for-Sale Debt Security
In November 2012, the Company purchased a convertible debt security issued by an nonpublic entity for $3.0 million and has classified the security as available-for-sale. As of December 31, 2012 the amortized cost, gross unrealized gain, and fair value of this security were $3.0 million, $0.1 million, and $3.1 million, respectively. The contractual maturity date of the security is November 1, 2015.
Other-Than-Temporary Impairment
For the year ended December 31, 2012, the Company recorded a $50.6 million other-than-temporary impairment of its investment in F-tuan. As described above, the Company obtained this investment in June 2012 as part of a transaction in which it received a 19% interest in F-tuan, in the form of common and Series E preferred shares, in exchange for its 49.8% interest in E-Commerce and an additional $25.0 million of cash consideration. The $128.1 million acquisition-date fair value of the investment in F-tuan, a nonpublic entity, was determined using the discounted cash flow method, which is an income approach, and the resulting value was corroborated using the market approach. The inputs used to estimate fair value under the discounted cash flow method included financial projections and the discount rate. Because these fair value inputs are unobservable, fair value measurements of the investment in F-tuan are classified within Level 3 of the fair value hierarchy.
In connection with the acquisition-date fair value measurement of F-tuan, the Company obtained financial projections from the investee. The Company evaluated those financial projections based on its knowledge of the business and related market conditions. As a result of that evaluation, downward adjustments were applied to reduce the anticipated growth that was

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reflected in the original projections. A 25% discount rate was applied to the adjusted cash flow projections, which included an entity-specific risk premium to account for the riskiness and uncertainty inherent in the business. Additionally, the Company corroborated the acquisition-date fair value measurement of F-tuan by estimating the fair value of its 49.8% interest in E-Commerce at the time of the transaction and comparing the estimated fair value of the consideration transferred, including the additional $25.0 million of cash consideration, to the estimated fair value of the investment in F-tuan that was received.
In January 2013, the Company obtained updated financial projections from F-tuan, as well as their operating results for the year ended December 31, 2012. The investee's operating loss for the year-ended December 31, 2012 was lower than the loss that was forecasted in June 2012 at the time of the Company's investment, primarily due to lower-than-forecasted operating expenses. However, the investee's 2012 revenues were lower than the adjusted financial projections used at the time of the Company's investment and the updated financial projections provided by the investee at year-end indicated significant declines in forecasted revenues in future years, as compared to the adjusted financial projections used at the time of the Company's investment, due to reduced gross billings and deal margin forecasts. As of December 31, 2012, the Company continued to apply a discounted cash flow approach, corroborated by a market approach, to estimate the fair value of the investment in F-tuan. For the December 31, 2012 fair value measurement, the Company used the updated financial projections and a discount rate of 30%. The increase to the discount rate as compared to the acquisition-date fair value measurement was primarily attributable to an increase in the entity-specific risk premium to reflect the Company's current assessment of the riskiness of this investment. The resulting fair value measurement of the investment in F-tuan was $77.5 million as of December 31, 2012, a $50.6 million reduction from the $128.1 million acquisition-date fair value measurement in June 2012.
The Company's evaluation of other-than-temporary impairments involves consideration of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company's intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Although the Company's investment in F-tuan has not been in an unrealized loss position for an extended period of time and there are no current plans to dispose of this investment, the Company concluded that the impairment is other-than-temporary due to the significant declines in forecasted revenue growth and the severity of the unrealized loss as of December 31, 2012. The $50.6 million other-than-temporary impairment of the investment in F-tuan is reported within “Interest and other income, net” on the consolidated statement of operations for the year ended December 31, 2012.
The Company also recorded an additional $1.2 million other-than-temporary impairment of an equity method investment in a nonpublic entity, which is reported within “Loss on equity method investees” on the consolidated statement of operations for the year ended December 31, 2012.
7. COMMITMENTS AND CONTINGENCIES
Leases
The Company has entered into various non-cancelable lease agreements, primarily operating leases covering its offices throughout the world, with original lease periods expiring between 2012 and 2022. Rent expense under operating leases was $43.1 million, $25.6 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
In 2011 and 2012, the Company entered into a significant lease arrangement (“600 West Leases”) for its headquarters located in Chicago, Illinois, which accounts for approximately one third of its estimated future payments under operating leases as of December 31, 2012. The 600 West Leases are accounted for as operating leases with rent expense being recognized on a straight-line basis over the term of the lease, taking into account rent escalations and lease incentives. Rent escalations are annual and do not exceed 9% per year with a majority of the increases being approximately 2% per year. All rent holidays included in these leases expired during 2012. The initial durations of the 600 West Leases range from two to six years, with renewal and expansion options ranging from three to four years. The amortization period of leasehold improvements related to the 600 West Leases is five years.
The Company is responsible for paying its proportionate share of the actual operating expenses and real estate taxes under certain of these lease agreements. These operating expenses are not included in the table below.
During the fourth quarter of 2012, the Company entered into a three year capital lease for computer equipment with a

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial institution.
As of December 31, 2012, the estimated future payments under operating leases (including rent escalation clauses) and capital leases for each of the next five years and thereafter is as follows (in thousands):

	Capital leases	Operating leases
2013	$390	$30,598
2014	390	22,713
2015	389	16,581
2016	—	14,825
2017	—	11,138
Thereafter	—	18,284
Total minimum lease payments	1,169	$114,139
Less amount representing interest	(46)
Present value of net minimum capital lease payments	1,123
Less current portion of capital lease obligations	(365)
Total long-term capital lease obligations	$758
Purchase Obligations
The Company has entered into non-cancelable service contracts primarily covering sales and information technology support services which expire beginning in the year ended December 31, 2013. As of December 31, 2012, future payments under these contractual obligations were as follows (in thousands):

2013	$21,131
2014	6,049
2015	735
2016	360
2017	—
Thereafter	—
$28,275
Legal Matters
From time to time, the Company is party to various legal proceedings incident to the operation of its business. For example, the Company is currently involved in proceedings by former employees, intellectual property infringement suits and suits by customers (individually or as class actions) alleging, among other things, violation of the Credit Card Accountability, Responsibility and Disclosure Act and state laws governing gift cards, stored value cards and coupons. The following is a brief description of the more significant legal proceedings.
On February 8, 2012, the Company issued a press release announcing its expected financial results for the fourth quarter of 2012.  After finalizing its year-end financial statements, the Company announced on March 30, 2012 revised financial results, as well as a material weakness in its internal control over financial reporting related to deficiencies in its financial statement close process.  The revisions resulted in a reduction to fourth quarter 2011 revenue of $14.3 million. The revisions also resulted in an increase to fourth quarter operating expenses that reduced operating income by $30.0 million, net income by $22.6 million and earnings per share by $0.04.  Following this announcement, the Company and several of its current and former directors and officers were named as parties to the following outstanding securities and stockholder derivative lawsuits all arising out of the same alleged events and facts.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  Originally filed in April 2012, the case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. The complaint asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Allegations in the consolidated amended complaint include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued financial statements.  The putative class action lawsuit seeks an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  The defendants filed a motion to dismiss the consolidated amended complaint on January 18, 2013. The lead plaintiff has until March 19, 2013 within which to file a response, and defendants' replies are due on April 22, 2013.
In addition, federal and state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  The federal purported stockholder derivative lawsuit was originally filed in April 2012 and a consolidated stockholder derivative complaint, filed on July 30, 2012, is currently pending in the United States District Court for the Northern District of Illinois: In re Groupon Derivative Litigation. Plaintiffs assert claims for breach of fiduciary duty and abuse of control.  The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012.  The state derivative complaints generally allege that the defendants breached their fiduciary duties by purportedly mismanaging the Company's business by, among other things, failing to utilize proper accounting controls and, in the case of one of the state derivative lawsuits, by engaging in alleged insider trading of the Company's Class A common stock and misappropriating information.  In addition, one state derivative case asserts a claim for unjust enrichment.  The derivative lawsuits purport to seek to recoup from the Company an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On June 20, 2012, the Company and the individual defendants filed a motion requesting that the court stay the federal derivative actions pending resolution of the Federal Class Actions.  On July 31, 2012, the court granted defendants' motion in part, and stayed the Federal derivative actions pending a separate resolution of upcoming motions to dismiss in the federal class actions.  On June 15, 2012, the state plaintiffs filed a motion to consolidate the state derivative actions, which was granted on July 2, 2012, and on July 5, 2012, the plaintiffs filed a motion for appointment of co-lead plaintiffs and co-lead counsel, which was granted on July 27, 2012. No consolidated complaint has been filed in the state derivative action. On September 14, 2012, the court granted a motion filed by the parties requesting that the court stay the state derivative actions pending the federal court's resolution of anticipated motions to dismiss in the federal class actions.
Two federal putative class action securities complaints were filed in the United States District Court for the Northern District of Illinois: Weber v. Groupon, Inc., et al was filed on December 21, 2012; and Earley v. Groupon, Inc. et al. was filed on January 22, 2013. Both complaints assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Allegations in the complaints include that the Company and its officers and directors made untrue statements or omissions of material fact beginning on May 14, 2012, with the Company's press release reporting its first quarter 2012 earnings results, through the Company's November 8, 2012 press release announcing its third quarter 2012 earnings results, and failed to disclose information about the Company's revenue growth and revenue mix. These putative class action lawsuits seek an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.
An additional state stockholder derivative complaint was filed on January 24, 2013, in the Chancery Division of the Circuit of Court of Cook County, Illinois: Charles v. Mason, et al. The Charles complaint generally alleges that the defendants breached their fiduciary duties through a series of statements about the Company's financial health and business prospects beginning on May 14, 2012, through November 2012 related to the Company's revenue and customer base, and alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Charles complaint seeks to recoup an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursements for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of non-monetary relief.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company intends to defend all of the securities and stockholder derivative lawsuits vigorously.
In June 2012, the Company was sued for breach of contract in Berlin, Germany by Fast Group S.A. (“Airfast”).  Airfast sold vouchers for air travel to a subsidiary of the Company for resale by the Company to its customers.  The lawsuits were settled during the fourth quarter of 2012 and the Company is continuing its business relationship with Airfast to sell vouchers for air travel under the terms of a new business agreement.
In addition, third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their intellectual property rights. The Company is subject to intellectual property disputes, and expects that it will increasingly be subject to intellectual property infringement claims as its services expand in scope and complexity. The Company has in the past been forced to litigate such claims, and several of these claims are currently pending. The Company may also become more vulnerable to third party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and as the Company becomes subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. The Company believes that additional lawsuits alleging that it has violated patent, copyright or trademark laws will be filed against it. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in the Company's methods of doing business, or could require it to enter into costly royalty or licensing agreements.
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
The Company assesses the likelihood of any adverse judgments or outcomes with respect to the above matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company's reserves may change in the future due to new developments or changes in strategy in handling these matters.
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
Indemnifications
In the normal course of business to facilitate transactions related to its operations, the Company indemnifies certain parties, including lessors and merchants with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. The Company is also subject to increased exposure to various claims as a result of its acquisitions, particularly in cases where the Company is entering into new businesses in connection with such acquisitions. The Company may also become more vulnerable to claims as it expands the range and geographical scope of its services and becomes subject to laws in jurisdictions where the underlying laws with respect to potential liability are either unclear or less favorable. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company's bylaws contain similar indemnification obligations to agents.
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

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. VARIABLE INTEREST ENTITY
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
Variable interest entities ("VIEs") are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., the ability to make significant decisions through voting rights and the right to receive the expected residual returns of the entity or the obligation to absorb the expected losses of the entity). A variable interest holder that has both (a) the power to direct the activities of the VIE that most significantly impact its economic performance and (b) either an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE is referred to as the primary beneficiary and must consolidate the VIE.
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
9. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION
The following table summarizes the Company's interest and other income, net for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	December 31,
	2012	2011	2010
Interest income (expense), net	$1,702	$110	$(240)
Gain on E-Commerce transaction	56,032	—	—
Impairment of cost method investment	(50,553)	—	—
Gain on return of common stock	—	4,916	—
Foreign exchange and other	(1,015)	947	524
Total interest and other income, net	$6,166	$5,973	$284

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's prepaid expenses and other current assets as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Current portion of unamortized tax effects on intercompany transactions	$37,589	$33,271
Inventories	39,733	6,070
Prepaid expenses	20,964	13,666
Restricted cash	16,507	12,128
VAT and other taxes receivable	16,439	1,276
Prepayments of inventory purchases and other	19,341	5,991
Total prepaid expenses and other current assets	$150,573	$72,402
The following table summarizes the Company's accrued expenses as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Marketing	$11,237	$33,472
Refunds reserve	69,209	67,452
Payroll and benefits	61,557	36,404
Subscriber credits	58,977	36,144
Professional fees	16,938	18,656
Other	29,006	19,879
Total accrued expenses	$246,924	$212,007
The following table summarizes the Company's other current liabilities as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Income taxes payable	$33,887	$70,861
VAT and sales tax payable	55,728	50,554
Deferred revenue	25,780	2,633
Other	21,252	20,625
Total other current liabilities	$136,647	$144,673
The following table summarizes the Company's other non-current liabilities as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Long-term tax liabilities	$77,553	$55,127
Deferred rent	9,162	4,717
Other	13,357	10,922
Total other non-current liabilities	$100,072	$70,766

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the components of accumulated other comprehensive income, net of tax as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Foreign currency translation adjustments	$12,393	$12,928
Unrealized gain on available-for-sale debt security	53	—
Accumulated other comprehensive income	$12,446	$12,928
10. STOCKHOLDERS' EQUITY
Initial Public Offering
In November 2011, the Company issued 40,250,000 shares of Class A common stock and received approximately $744.2 million, net of underwriter fees and other issuance costs, in proceeds from the closing of an initial public offering of its Class A common stock.
Convertible Preferred Stock
The Company's Board of Directors ("the Board") has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of the Class A common stock or Class B common stock.
In April 2010, the Company issued 4,202,658 shares of Series F Convertible Preferred Stock for $135.0 million in gross proceeds (or $134.9 million, net of issuance costs), and used $119.9 million of the proceeds from the sale to redeem shares of its outstanding common stock held by certain shareholders and the remainder for working capital and general corporate purposes.
In December 2010, the Company issued 14,245,018 shares of Series G Convertible Preferred Stock for $450.0 million in gross proceeds ($449.7 million, net of issuance costs), and used $438.3 million of the proceeds to redeem shares of its outstanding common stock and preferred stock held by certain shareholders and the remainder for working capital and general corporate purposes.
In January 2011, the Company issued 15,827,796 shares of Series G Preferred for $496.0 million in gross proceeds ($492.5 million, net of issuance costs), and used $371.5 million of the proceeds to redeem shares of its outstanding common stock and preferred stock held by certain shareholders and the remainder for working capital and general corporate purposes. Included in this stock issuance was 126,622 shares of Series G Preferred ($4.0 million) the Company transferred to its underwriter in exchange for financial advisory services provided.
On October 31, 2011, each outstanding share of the Company's Series D Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock was converted into twelve shares of Class A common stock and each outstanding share of the Company's Series G Preferred Stock was converted into four shares of Class A common stock. This resulted in the issuance of 290,909,740 shares of Class A common stock. In addition, each outstanding share of Series B Convertible Preferred Stock was converted into twelve shares of Class B common stock. This resulted in the issuance of 2,399,976 shares of Class B common stock.
As of December 31, 2012 and 2011, there were no shares of Series Preferred stock outstanding.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Holders of Class A common stock and Class B common stock have identical rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 150 votes per share. Holders of shares of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, except that there will be separate votes of holders of shares of the Class A common stock and Class B common stock in the following circumstances:
• if the Company proposes to amend its amended and restated certificate of incorporation to alter or change the powers, preferences or special rights of the shares of a class of its stock so as to affect them adversely or to increase or decrease the par value of the shares of a class of the Company's stock;
• if the Company proposes to treat the shares of a class of its stock differently with respect to any dividend or distribution of cash, property or shares of the Company's stock paid or distributed by the Company;
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
The Company may not increase or decrease the authorized number of shares of Class A common stock or Class B common stock without the affirmative vote of the holders of a majority of the combined voting power of the outstanding shares of Class A common stock and Class B common stock, voting together as a single class. In addition, the Company may not issue any shares of Class B common stock, other than in connection with stock dividends, stock splits and similar transactions, unless that issuance is approved by the affirmative vote of the holders of a majority of the outstanding shares of Class B common stock. There is no cumulative voting for the election of directors.
Except as otherwise expressly provided in the Company's amended and restated certificate of incorporation or as required by applicable law, shares of Class A common stock and Class B common stock will have the same rights and privileges and rank equally, share ratably and be identical in all respects as to all matters, including, without limitation, those described below.
Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of Class A common stock and Class B common stock shall be entitled to share equally, ratably and identically, on a per share basis, with respect to any dividends that the Board may determine to issue from time to time, unless different treatment of the shares of such class is approved by the affirmative vote of the holders of the majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class. In the event a dividend is paid in the form of shares of common stock or rights to acquire shares of common stock, the holders of Class A common stock will receive shares of Class A common stock, or rights to acquire shares of Class A common stock, as the case may be, and the holders of Class B common stock will receive shares of Class B common stock, or rights to acquire shares of Class B common stock, as the case may be.
Upon liquidation, dissolution or winding-up of the Company, the holders of Class A common stock and Class B common stock will be entitled to share equally, ratably and identically in all assets remaining after the payment of any liabilities and the liquidation preferences on any outstanding preferred stock, unless different treatment of the shares of such class is approved by the affirmative vote of the holders of the majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
If the Company subdivides or combines in any manner outstanding shares of Class A common stock or Class B common stock, the outstanding shares of the other class will be subdivided or combined in the same manner, unless different treatment of the shares of each class is approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.
Stock Repurchase Activity
In April 2010 and December 2010, the Board authorized the Company to repurchase shares of its capital stock held by certain holders, using a portion of the proceeds from the sale of Series F Convertible Preferred Stock and the sale of Series G Convertible Preferred Stock, respectively. In 2010, the Company repurchased 93,328,656 shares of common stock for $503.2 million, and 580,384 shares of preferred stock for $55.0 million. In 2011, the Company repurchased 45,090,184 shares of common stock for $353.8 million and 370,401 shares of preferred stock for $35.0 million. There was no significant stock repurchase activity for the year ended December 31, 2012.
Return of Common Shares
On September 22, 2011, the Company's former chief operating officer resigned. As a result of the separation agreement, 400,000 shares of non-voting common stock were returned resulting in other income of approximately $4.9 million, which represents the reversal of the originally recognized stock compensation expense and is included within "Interest and other income, net" on the consolidated statement of operations for the year ended December 31, 2011.
11. STOCK-BASED COMPENSATION
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
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of December 31, 2012, 29,051,380 shares were available for future issuance under the Plans. Prior to January 2008, the Company issued stock options and RSUs that are governed by employment agreements, some of which are still outstanding.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized stock-based compensation expense of $104.1 million, $93.6 million, and $36.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to stock awards issued under the Plans, acquisition-related awards and subsidiary awards. The Company also capitalized $9.7 million and $1.5 million of stock-based compensation for the years ended December 31, 2012 and 2011, respectively, in connection with internally-developed software.
As of December 31, 2012, a total of $221.4 million of unrecognized compensation costs related to unvested stock awards, unvested acquisition-related awards and unvested subsidiary awards are expected to be recognized over a remaining weighted average period of 1.6 years.
Employee Stock Purchase Plan
In December 2011, the Company established an employee stock purchase plan (“ESPP”). The ESPP allows substantially all full-time and part-time employees to acquire shares of the Company's common stock through payroll deductions over six month offering periods. The per share purchase price is equal to 85% of the fair value of a share of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. Purchases are limited to 15% of an employee's salary, up to a maximum of $25,000 per calendar year. The Company is authorized to grant up to 10 million shares of common stock under the ESPP, and, as of December 31, 2012, no shares of common stock have been issued under the ESPP. In January 2013, the Company issued 271,402 shares to employees for the Plan period ended December 31, 2012.
Stock Options
The exercise price of stock options granted is equal to the fair value of the underlying stock on the date of grant. The contractual term for stock options expires ten years from the grant date. Stock options generally vest over a three or four-year period, with 25% of the awards vesting after one year and the remainder of the awards vesting on a monthly or quarterly basis thereafter. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.
The table below summarizes the stock option activity during the year ended December 31, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2011	17,870,713	$1.12	8.06	$348,743
Exercised	(9,025,164)	$1.04
Forfeited	(1,104,270)	$1.90
Expired	(27,858)	$1.85
Outstanding at December 31, 2012	7,713,421	$1.09	7.02	$29,063

Exercisable at December 31, 2012	5,090,553	$0.86	6.71	$20,370

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of December 31, 2012 and 2011, respectively.

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
The Company did not grant any stock options during the year ended December 31, 2012. The weighted‑average

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assumptions for stock options granted during the years ended December 31, 2011 and 2010 are outlined in the following table:

	2012	2011	2010
Dividend yield	N/A	—%	—%
Risk-free interest rate	N/A	1.79%	2.58%
Expected term (in years)	N/A	4.47	6.13
Expected volatility	N/A	44%	46%
Based on the above assumptions, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2011 and 2010 was $6.00 and $0.73, respectively. The total intrinsic value of options that were exercised during the years ended December 31, 2012, 2011 and 2010 was $75.2 million, $56.9 million and $5.7 million, respectively.
Restricted Stock Units
The restricted stock units granted under the Plans generally vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly or quarterly basis thereafter. Restricted stock units are generally amortized on a straight-line basis over the requisite service period, except for restricted stock units with performance conditions, which are amortized using the accelerated method.
The table below summarizes activity regarding unvested restricted stock units under the Plans during the year ended December 31, 2012:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2011	11,664,638	$12.15
Granted	26,098,364	$8.99
Vested	(4,452,979)	$11.28
Forfeited	(3,610,675)	$13.75
Unvested at December 31, 2012	29,699,348	$9.31
The weighted-average grant date fair value of restricted stock units granted in 2011 and 2010 was $12.15 and $7.16, respectively. The fair value of restricted stock units that vested during each of the years ended December 31, 2012, 2011 and 2010 was $50.2 million, $12.4 million and less than $0.1 million, respectively.
Restricted Stock Awards
The Company has granted restricted stock awards in connection with business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service period.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes activity regarding unvested restricted stock during the year ended December 31, 2012:

	Restricted Stock	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2011	2,571,010	$5.68
Granted	370,793	$17.20
Vested	(2,041,460)	$5.00
Forfeitures	(323,295)	$14.95
Unvested at December 31, 2012	577,048	$10.31
The fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $10.2 million,$8.6 million and $8.2 million, respectively.
Subsidiary Awards
The Company made several acquisitions during the years ended December 31, 2011 and 2010 in which the selling shareholders of the acquired companies were granted RSUs and stock options in the Company's subsidiaries (“subsidiary awards”). These subsidiary awards were issued in conjunction with the acquisitions as a way to retain and motivate key employees. They generally vested on a quarterly basis for a period of three or four years, and were potentially dilutive to the Company's ownership percentage of the corresponding subsidiaries. A significant portion of the subsidiary awards were classified as liabilities on the consolidated balance sheets due to the existence of put rights that allowed the selling shareholders to put their stock back to the Company. The liabilities for the subsidiary awards were remeasured on a quarterly basis, with the offset to stock-based compensation expense within "Selling, general and administrative" on the consolidated statements of operations. The Company modified its liability-based subsidiary awards in 2012 by paying $17.0 million in cash and issuing 660,539 shares of the Company's common stock to settle the vested portion and providing for future settlement of the unvested portion in cash or shares of the Company's common stock upon completion of the requisite service period. See Purchases of Additional Interests in Consolidated Subsidiaries in Note 3 "Business Combinations and Acquisitions of Noncontrolling Interests."
Common Stock Valuations
The fair value of the common stock underlying the Company's stock options was determined by the Board of Directors, or the Board, which intended that all options granted were exercisable at a price per share not less than the per share fair value of the Company's common stock underlying those options on the date of grant. The assumptions used in the valuation model were based on future expectations combined with management judgment. In the absence of a public trading market prior to the Company's initial public offering in November 2011, the Board, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the Company's common stock as of the date of each option grant, including the following factors:

•	the prices, rights, preferences and privileges of the Company's preferred stock relative to the common stock;

•	the prices of the Company's preferred stock sold to outside investors in arms-length transactions;

•	the Company's operating and financial performance;

•	current business conditions and projections;

•	the hiring of key personnel;

•	the history of the Company and the introduction of new products and services;

•	the Company's stage of development;

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of the Company, given prevailing market conditions;

•	any adjustment necessary to recognize a lack of marketability for the Company's common stock;

•	the market performance of comparable publicly-traded companies; and

•	the U.S. and global capital market conditions.
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
12. LOSS PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The Company computes loss per share of Class A and Class B common stock using the two-class method. Basic loss per share is computed using the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted-average number of common shares and the effect of potentially dilutive equity awards outstanding during the year. Potentially dilutive securities consist of stock options, restricted stock units, unvested restricted stock and ESPP shares. The dilutive effect of these equity awards are reflected in diluted loss per share by application of the treasury stock method. The computation of the diluted loss per share of Class A common stock assumes the conversion of Class B common stock, while the diluted loss per share of Class B common stock does not assume the conversion of those shares.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the Company assumes the conversion of Class B common stock in the computation of the diluted loss per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the computation of basic and diluted loss per share of Class A and Class B common stock for the year ended December 31, 2012 (in thousands, except share amounts and per share amounts):

	Year Ended December 31, 2012
	Class A	Class B
Basic loss per share:
Numerator
Allocation of net loss	$(50,842)	$(189)
Less: Allocation of adjustment of redeemable noncontrolling interests to redemption value	12,557	47
Less: Allocation of net income attributable to noncontrolling interests	3,728	14
Allocation of net loss attributable to common stockholders	(67,127)	(250)
Denominator
Weighted-average common shares outstanding	647,814,143	2,399,976
Basic loss per share	$(0.10)	$(0.10)

Diluted loss per share:
Numerator
Allocation of net loss attributable to common stockholders	$(67,127)	$(250)
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B (1)	—	—
Allocation of net loss attributable to common stockholders	(67,127)	(250)
Denominator
Weighted-average common shares outstanding used in basic computation	647,814,143	2,399,976
Conversion of Class B (1)	—	—
Employee stock options (1)	—	—
Restricted shares and RSUs (1)	—	—
Weighted-average diluted shares outstanding (1)	647,814,143	2,399,976
Diluted loss per share	$(0.10)	$(0.10)

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted loss per share calculation for the year ended December 31, 2012 because the effect would be antidilutive.

The following tables set forth the computation of basic and diluted net loss per share of common stock (in thousands, except share amounts and per share amounts):

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2011 (2)	2010 (2)
Net loss	$(297,762)	$(413,386)
Dividends on preferred stock	—	(1,362)
Redemption of preferred stock in excess of carrying value	(34,327)	(52,893)
Adjustment of redeemable noncontrolling interests to redemption value	(59,740)	(12,425)
Net loss attributable to noncontrolling interests	18,335	23,746
Net loss attributable to common stockholders	$(373,494)	$(456,320)

Net loss per share:
Weighted-average shares outstanding for basic and diluted net loss per share (1)	362,261,324	342,698,772
Basic and diluted net loss per share	$(1.03)	$(1.33)

(1)
Stock options, restricted stock units, performance stock units and convertible preferred shares are not included in the calculation of diluted net loss per share for the years ended December 31, 2011 and 2010 because the Company had a net loss for each year. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share.

(2)
The two-class method is not applied for 2011 or 2010 because the Company's two-class common share structure was not implemented until the Company's initial public offering on November 4, 2011. The impact of applying the two-class method from November 4, 2011 to December 31, 2011 would not have impacted the Company's loss per share for 2011.

The following outstanding equity awards and convertible preferred shares are not included in the diluted net loss per share calculation above because they would have had an antidilutive effect:

	Year Ended December 31,
	2012	2011	2010
Stock options	7,713,421	17,870,713	27,465,704
Restricted stock units	29,699,348	11,944,844	3,576,600
Restricted stock	577,048	86,758	—
ESPP shares	271,402	—	—
Performance stock units	—	—	1,200,000
Convertible preferred shares	—	—	234,443,344
Total	38,261,219	29,902,315	266,685,648
13. FAIR VALUE MEASUREMENTS
Fair value is defined under U.S. GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
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

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Available-for-sale debt security - The Company has an investment in a convertible debt security issued by a nonpublic entity. This available-for-sale debt security is measured at fair value each reporting period, with unrealized gains and losses recorded in other comprehensive income. The Company measures its fair value using an income approach that incorporates probability-weighted outcomes. The Company has classified this investment as Level 3 due to the lack of observable market data over fair value inputs such as the fair value of the nonmarketable equity shares underlying the conversion option. Increases in the estimated fair value of the nonmarketable equity shares underlying the conversion option contribute to increases in the fair value of the available-for-sale debt security and decreases in the estimated fair value of the underlying shares contribute to decreases in its fair value. Additionally, increases in the assessed likelihood of a default by the convertible debt issuer contribute to decreases in the fair value of the available-for-sale debt security and decreases in the assessed likelihood of a default contribute to increases in its fair value.
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
The Company uses one of two approaches to value the contingent consideration liabilities. The first is an income approach that is primarily determined based on the present value of probability-weighted future cash flows using internal models. The second is an option pricing methodology within a Black-Scholes framework. For contingent consideration to be settled in a variable number of shares of common stock, the Company used the most recent Groupon stock price as reported on the NASDAQ to determine the fair value of the shares potentially issuable as of December 31, 2012 and December 31, 2011. The Company has generally classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $14.7 million cash and 0.1 million shares of the Company's common stock as of December 31, 2012.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,393	$585,393	$—	$—
Available-for-sale debt security	$3,087	$—	$—	$3,087

Liabilities:
Contingent consideration	$7,601	$—	$—	$7,601

		Fair Value Measurement at Reporting Date Using
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$750,004	$750,004	$—	$—

Liabilities:
Contingent consideration	$13,218	$—	$1,988	$11,230

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the year ended December 31, 2012 (in thousands):

	Available-for-Sale Debt Security	Contingent Consideration
Beginning balance	$—	$11,230
Issuance of contingent consideration in connection with acquisitions	—	3,400
Purchase of available-for-sale debt security	3,000	—
Total gains or losses (realized / unrealized)	—	—
Loss included in earnings (1)	—	897
Gain included in other comprehensive income	87	—
Settlements of contingent consideration liabilities	—	(4,936)
Reclass to non-fair value liabilities when no longer contingent	—	(4,978)
Reclass of contingent consideration from Level 2 to Level 3	—	1,988
Ending balance	$3,087	$7,601

Unrealized (gains) losses still held (2)	$(87)	$211

(1)	Changes in the fair value of contingent consideration liabilities are classified within "Acquisition-related expense (benefit), net" on the consolidated statements of operations.

(2)	Represents the unrealized (gains) losses recorded in earnings during the year for assets (and liabilities) classified as Level 3 that are still held (or outstanding) at the end of the year.
The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Beginning balance	$—	$—
Issuance of contingent consideration in connection with acquisitions	17,755	63,180
Settlements of contingent consideration liabilities	—	(266,363)
Change in fair value and other (1)	(4,537)	203,183
Reclass of contingent consideration between Level 2 and Level 3	(1,988)	—
Ending balance	$11,230	$—

Unrealized gains still held (2)	$(4,537)	$—

(1)	Changes in the fair value of contingent consideration liabilities are classified within "Acquisition-related expense (benefit), net" on the consolidated statements of operations.

(2)	Represents the net unrealized gains recorded in earnings during the year for liabilities classified as Level 3 that are still held (or outstanding) at the end of the year.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the Company's assets that are measured at fair value on a nonrecurring basis (in thousands) as of December 31, 2012. There were no nonrecurring fair value measurements at December 31, 2011 and 2010.

		Fair Value Measurement at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset impairments:
Cost method investment	$77,521	$—	$—	$77,521
Equity method investment	$495	$—	$—	$495
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The aggregate fair value and carrying amounts of the Company's cost method investments, excluding its investment in F-tuan, which was deemed to be other-than-temporarily impaired and written down to its fair value as of December 31, 2012, were $2.3 million and $1.9 million, respectively, as of December 31, 2012. The fair values of these other cost method investments were determined using the market approach. The Company classified the fair value measurements for these cost method investments as Level 3 because they involve significant unobservable inputs.
The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of December 31, 2012 and 2011 due to their short term nature.
14. INCOME TAXES
The components of pretax loss for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
United States	$88,638	$(42,775)	$(222,594)
International	6,304	(211,290)	(197,466)
Income (loss) before provision (benefit) for income taxes	$94,942	$(254,065)	$(420,060)

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010 consisted of the following components (in thousands):

	2012	2011	2010
Current taxes:
U.S. federal	$41,551	$16,430	$—
State	4,778	604	57
International	107,295	(5,540)	618
Total current taxes	$153,624	$11,494	$675
Deferred taxes:
U.S. federal	$(2,977)	$(2,075)	$—
State	(236)	—	—
International	(4,438)	34,278	(7,349)
Total deferred taxes	(7,651)	32,203	(7,349)
Provision (benefit) for income taxes	$145,973	$43,697	$(6,674)
The items accounting for differences between the income tax provision or benefit computed at the federal statutory rate and the provision for income taxes for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign tax differential and related unrecognized tax benefits	29.5	(3.6)	(1.7)
State income taxes, net of federal benefits	4.2	0.3	0.6
Valuation allowance	30.8	(36.2)	(12.0)
Effect of foreign and state rate changes on deferred items	(0.5)	(2.3)	(0.1)
Tax effects of intercompany transactions	32.7	(2.9)	—
Non-deductible stock-based compensation expense	15.4	(4.8)	(18.0)
Non-deductible or non-taxable items	4.8	(3.6)	(0.2)
Other	1.8	0.9	(2.0)
	153.7%	(17.2)%	1.6%

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred income tax assets and liabilities consisted of the following components years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Deferred tax assets:
Reserves and allowances	$94,379	$77,910
Deferred rent	1,377	3,705
Stock-based compensation	16,046	15,489
Unrealized foreign exchange loss	—	437
Net operating loss and tax credit carryforwards	147,954	143,204
Intangible assets, net	1,687	—
Other	721	333
Total deferred tax assets	262,164	241,078
Less valuation allowances	(159,249)	(128,215)
Deferred tax assets, net of valuation allowance	102,915	112,863
Deferred tax liabilities:
Unrealized foreign exchange gain	(117)	—
Prepaid expenses and other assets	(1,532)	(1,520)
Property, equipment and software, net	(15,602)	(6,263)
Intangible assets, net	—	(7,715)
Investments	(6,791)	—
Deferred revenue	(92,306)	(116,287)
Total deferred tax liabilities	(116,348)	(131,785)
Net deferred tax liability	$(13,433)	$(18,922)
The Company regularly reviews deferred tax assets to assess whether it is more likely than not that the deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. For purposes of assessing whether it is more likely than not that the Company's deferred tax assets will be realized, the Company considers the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. The Company has incurred significant losses in recent years and had accumulated deficits of $753.5 million and $698.7 million at December 31, 2012 and 2011, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. Consequently, the Company has only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions. At December 31, 2012 and 2011, the Company recorded a valuation allowance of $159.2 million and $128.2 million, respectively, against its domestic and foreign net deferred tax assets, as it believes it is more likely than not that these benefits will not be realized.
The Company had $17.8 million of federal and $36.0 million of state net operating loss carryforwards at December 31, 2012 which will begin expiring in 2027 and 2016, respectively. At December 31, 2012, the Company had $499.5 million of foreign net operating loss carryforwards, a significant portion of which carry forward for an indefinite period.
The Company is subject to taxation in the United States, state jurisdictions and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. The Company's practice for accounting for uncertainty in income taxes is to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the financial statements is the largest benefit

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is currently under IRS audit for the 2009 and 2010 tax years. Additionally, the Company is currently under audit by several foreign jurisdictions. It is likely that the examination phase of these audits will conclude in the next 12 months. All of the Company's tax years are currently open to examination by U.S. federal, U.S. state and foreign tax authorities.
The following table summarizes activity related to the Company's gross unrecognized tax benefits, excluding interest and penalties, from January 1 to December 31 for 2012, 2011 and 2010 (in thousands):

	December 31,
	2012	2011	2010
Beginning Balance	$55,127	$—	$—
Increases related to prior year tax positions	602	—	—
Decreases related to prior year tax positions	(790)	—	—
Increases related to current year tax positions	29,465	55,127	—
Decreases based on settlements with taxing authorities	—	—	—
Decreases due to lapse of statute limitations	—	—	—
Foreign currency translation	1,077	—	—
Ending Balance	$85,481	$55,127	$—
The total amount of unrecognized tax benefits at December 31, 2012, 2011 and 2010 that, if recognized, would affect the effective tax rate are $39.3 million, $3.2 million and $0.0 million, respectively.
The Company recognized $2.3 million of interest and penalties within "Provision (benefit) for income taxes" on its consolidated statement of operations for the year ended December 31, 2012 and within "Other non-current liabilities" on its consolidated balance sheet as of December 31, 2012.
As of December 31, 2012, the Company believes that it is reasonably possible that a decrease of up to $10.2 million in unrecognized tax benefits related to foreign exposures may be necessary within the coming year.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2012, no provision has been made for U.S. income taxes and foreign withholding taxes related to the undistributed earnings of the Company's foreign subsidiaries of approximately $326.0 million, because those undistributed earnings are indefinitely reinvested outside the United States. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized U.S. deferred tax liability related to the undistributed earnings of the Company's foreign subsidiaries is not practical due to the complexities associated with the calculation.
15. SEGMENT INFORMATION
The Company has organized its operations into two principal segments: North America, which represents the United States and Canada, and International, which represents the rest of the Company's global operations. Segment operating results reflect earnings before stock-based compensation, acquisition-related expense (benefit), net, interest and other income, net, loss on equity-method investees and provision (benefit) for income taxes. Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by the Company's chief operating decision-maker (i.e., chief executive officer) in assessing performance and allocating resources.
Revenue for each segment is based on the geographic market where the sales are completed. Revenue and profit or loss information by reportable segment reconciled to consolidated net income (loss) for the years ended 2012, 2011 and 2010 were as follows (in thousands):

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2012
	2012	2011	2010
North America
Revenue(1)	$1,165,700	$634,980	$200,412
Segment cost of revenue and operating expenses(2)	1,025,974	630,184	210,849
Segment operating income (loss)(2)	139,726	4,796	(10,437)
International
Revenue	$1,168,772	$975,450	$112,529
Segment cost of revenue and operating expenses(2)	1,104,783	1,124,579	283,085
Segment operating income (loss)(2)	63,989	(149,129)	(170,556)
Consolidated
Revenue	$2,334,472	$1,610,430	$312,941
Segment cost of revenue and operating expenses(2)	2,130,757	1,754,763	493,934
Segment operating income (loss)(2)	203,715	(144,333)	(180,993)
Stock-based compensation	104,117	93,590	36,168
Acquisition-related expense (benefit), net	897	(4,537)	203,183
Interest and other income, net	(6,166)	(5,973)	(284)
Loss on equity method investees	9,925	26,652	—
Income (loss) before income taxes	94,942	(254,065)	(420,060)
Provision (benefit) for income taxes	145,973	43,697	(6,674)
Net loss	$(51,031)	$(297,762)	$(413,386)

(1)
North America contains revenue from the United States of $1,108.4 million, $586.7 million and $190.5 million for the years ended 2012, 2011 and 2010, respectively. There were no other individual countries located outside of the United States that represented more than 10% of consolidated total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related expense (benefit), net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision maker uses in assessing segment performance and making resource allocation decisions. For the years ended December 31, 2012, 2011 and 2010, stock-based compensation expense was approximately $65.1 million, $75.8 million, and $7.5 million, respectively, for the North America segment and approximately $39.0 million, $17.8 million, and $28.7 million, respectively, for the International segment. For the years ended December 31, 2012, 2011 and 2010, acquisition-related expense (benefit), net was approximately a $2.8 million benefit, $0.8 million expense, and $204.6 million expense, respectively, for the North America segment and approximately a $3.7 million expense, $5.4 million benefit, and $1.5 million benefit, respectively, for the International segment. Acquisition-related benefit (expense), net for the North America segment includes gains and losses relating to contingent consideration obligations incurred by U.S. legal entities relating to purchases of businesses that became part of the International segment, which is consistent with the attribution used for internal reporting purposes.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's total assets by reportable segment as of December 31, 2012 and 2011 (in thousands):

	2012	2011
North America (1)(2)	$1,177,314	$989,170
International (2)	854,160	785,306
Consolidated total assets	$2,031,474	$1,774,476

(1)
North America contains assets from the United States of $1,112.6 million and $981.0 million at December 31, 2012 and 2011, respectively. There were no other individual countries located outside of the United States that represented more than 10% of consolidated total assets at December 31, 2012 or December 31, 2011.

(2)	The December 31, 2011 total asset amounts have been reclassified in the disclosure above to conform to the current presentation, which excludes intercompany balances.
The following table summarizes the Company's tangible property and equipment, net of accumulated depreciation and amortization by reportable segment as of December 31, 2012 and 2011 (in thousands):

	2012	2011
North America (1)	$44,539	$18,727
International (2)	37,500	22,688
Consolidated total	$82,039	$41,415

(1)	Substantially all tangible property and equipment that is included in North America are located in the United States.

(2)
Tangible property and equipment, net located within Germany represented approximately 12% and 11% of the Company's consolidated tangible property and equipment, net as of December 31, 2012 and 2011, respectively. Tangible property and equipment, net located within Switzerland represented approximately 11% of the Company's consolidated tangible property and equipment, net as of December 31, 2012. There were no other individual countries located outside of the United States that represented more than 10% of consolidated tangible property and equipment, net at December 31, 2012 and 2011.

The following table summarizes depreciation and amortization of property, equipment and software and intangible assets by reportable segment for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
North America	$30,580	$10,515	$1,440
International	25,221	21,540	11,512
Consolidated total	$55,801	$32,055	$12,952
The following table summarizes the Company's capital expenditures by reportable segment for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
North America	$38,028	$19,452	$10,898
International	57,808	24,359	3,783
Consolidated total	$95,836	$43,811	$14,681
The following table summarizes the Company's equity method investments by reportable segment as of December 31, 2012 and 2011 (in thousands):

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2012	2011
North America (1)	$1,734	$1,209
International (2)	—	49,395
Consolidated total	$1,734	$50,604

(1)	All equity method investments included in North America are located in the United States.

(2)	All equity method investments included in International are held by an entity in the Netherlands.
16. RELATED PARTIES
Technology and Other Services
During 2011, the Company entered into agreements with various companies in which the former City Deal shareholders (including Oliver Samwer, Marc Samwer and Alexander Samwer) have direct or indirect ownership interests, including Rocket Internet GmbH, as well as other companies in which certain subsidiary founders have direct interests, to provide information technology, marketing and other services to the Company. The Company recognized $1.4 million of expense for services rendered by these companies for the year ended December 31, 2011, which is classified within "Selling, general and administrative" on the consolidated statement of operations.
Merchant Contracts
The Company entered into several agreements with merchant companies in which the former City Deal shareholders (including Oliver Samwer, Marc Samwer and Alexander Samwer) have direct or indirect ownership interests, and, in some cases, are also directors of these companies, pursuant to which the Company conducts its business by offering goods and services at a discount with these merchants. The Company incurred $2.4 million and $1.1 million of costs under the merchant agreements for the years ended December 31, 2011 and 2010, respectively, which are presented as a reduction to revenue in the consolidated statements of operations. The Company had $1.3 million due to these companies as of December 31, 2011, which was classified within "Accrued merchant payables" on the consolidated balance sheet. The Company did not incur costs under these merchant agreements in 2012 and had no amounts due to these companies as of December 31, 2012.
Marketing Services
During 2011, the Company engaged InnerWorkings, Inc. (“InnerWorkings”) to provide marketing services. The Company's Executive Chairman, Eric Lefkofsky, is a former director and significant stockholder of InnerWorkings. The Company recognized $1.1 million of expense under its agreement with InnerWorkings for the year ended December 31, 2012. The Company also paid InnerWorkings $1.3 million during 2011 for gift cards that the Company sells to customers. Gift card inventory is classified within “Prepaid expenses and other current assets” on the consolidated balance sheets.
Logistics Services
In connection with the Company's expansion of Goods offerings during 2012, the Company entered into a transportation and supply chain management agreement with Echo Global Logistics, Inc. ("Echo"). Three of the Company's directors, Peter Barris, Eric Lefkofsky and Bradley Keywell, either are currently or were previously in 2012 directors of Echo and have direct and/or indirect ownership interests in Echo. Pursuant to the agreement, Echo provided services either related to carrier rate negotiation and management, shipping origin and destination coordination, inventory facility set-up and management and supply chain cost analysis. Echo received payments of approximately $1.9 million for its services under the agreement for the year ended December 31, 2012, which were expensed by the Company through "Cost of revenue" on the consolidated statements of operations. As the Goods category has expanded, the Company has hired other outside vendors for logistics services and terminated its arrangement with Echo during 2012.
17. QUARTERLY RESULTS (UNAUDITED)

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents data from the Company's unaudited consolidated statements of operations for the most recent eight quarters. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to fairly state the information for the periods presented. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands, except per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2012	2012	2012	2012	2011	2011	2011	2011
Consolidated Statements of Operations Data:
Revenue (1)	$638,302	$568,552	$568,335	$559,283	$492,164	$430,161	$392,582	$295,523
Cost of revenue	$282,472	$181,786	$135,184	$119,498	$96,265	$68,046	$54,803	$39,765
Gross profit	$355,830	$386,766	$433,151	$439,785	$395,899	$362,115	$337,779	$255,758
(Loss) income from operations	$(12,861)	$25,438	$46,485	$39,639	$(14,972)	$(239)	$(101,027)	$(117,148)
Net (loss) income attributable to Groupon, Inc. (2)(3)	$(80,983)	$(1,646)	$32,329	$(4,473)	$(64,946)	$(10,573)	$(101,240)	$(102,668)
Net (loss) earnings per share
Basic	$(0.12)	$(0.00)	$0.04	$(0.02)	$(0.12)	$(0.18)	$(0.35)	$(0.48)
Diluted	$(0.12)	$(0.00)	$0.04	$(0.02)	$(0.12)	$(0.18)	$(0.35)	$(0.48)
Weighted average number of shares outstanding
Basic	655,678,123	653,223,610	647,149,537	644,097,375	528,421,712	307,605,060	303,414,676	307,849,412
Diluted	655,678,123	653,223,610	663,122,709	644,097,375	528,421,712	307,605,060	303,414,676	307,849,412

(1)
Revenue for the quarter ended September 30, 2012 included a $18.5 million one-time increase to third party revenue for unredeemed Groupons in Germany, which represented the cumulative impact of deals in that jurisdiction for which, based on a recent tax ruling, our obligation to the merchant would have ended prior to that quarterly period (i.e., prior to July 1, 2012). See Revenue Recognition in Note 2 "Summary of Significant Accounting Policies."

(2)	Net income (loss) attributable to Groupon, Inc. for the quarter ended June 30, 2012 included a $56.0 million gain ($33.0 million after tax) on the E-Commerce transaction. See Note 6 "Investments."

(3)
Net income (loss) attributable to Groupon, Inc. for the quarter ended December 31, 2012 included a $50.6 million impairment ($45.5 million after tax) of our cost method investment in F-tuan. See Note 6 "Investments."

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our management concluded that, as of December 31, 2012, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in below.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2012, we implemented internal control procedures to address a previously identified material weakness related to our financial statement close process. These internal controls included (a) procedures required to be performed during the financial close process that support the accurate and timely reporting of our financial results, (b) the preparation of timely account reconciliations that agree to detailed support and are properly reviewed and approved, and (c) the timely effective review of estimates, assumptions and related reconciliations and analyses, including those related to the customer refund reserve and non-routine transactions, by appropriate levels of management.  After completing our testing of the design and operating effectiveness of these new procedures, we concluded that we have remediated the previously identified material weakness as of December 31, 2012.
Except for the items described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Groupon, Inc.
We have audited Groupon, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Groupon, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Groupon, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Groupon, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2013

ITEM 9B: OTHER INFORMATION
None.

PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Directors of the Company is incorporated by reference from the information under the captions “Election of Directors” and “Corporate Governance Policies and Practices” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders. Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions “Board of Directors and Its Committees” and “Audit Committee Report” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2012. Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K. Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2012.
Code of Ethics
We have adopted a Code of Conduct, which is applicable to our chief executive officer, chief financial officer and other principal executive and senior financial officers. Information about the Code of Conduct is incorporated by reference from the information under the caption "Corporate Governance Policies and Practices" in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2012.
ITEM 11: EXECUTIVE COMPENSATION
Incorporated by reference from the information under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2012.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information under the captions “Ownership of GRPN Stock” and “Equity Compensation Plan Information” in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2012.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDEDNCE
Incorporated by reference from the information under the captions “Corporate Governance Policies and Practices” and "Director Independence" in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2012.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2012.

PART IV
ITEM 15: FINANCIAL STATEMENT SCHEDULES
(1) We have filed the following documents as part of the Annual Report on Form 10-K
 (2) Financial Statement Schedules
Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense	Acquisitions and Other	Balance at End of Year
	(in thousands)
TAX VALUATION ALLOWANCE:
Year ended December 31, 2012	$128,215	$27,751	$3,283	$159,249
Year ended December 31, 2011	55,956	92,023	(19,764)	128,215
Year ended December 31, 2010	1,528	50,474	3,954	55,956
All other schedules have been omitted because they are either inapplicable or the required information has been provided on the consolidated financial statements or in the notes thereto.
(3) Exhibits (i)  See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2013.

GROUPON, INC.
By:	/s/ ANDREW D. MASON
	Name:	Andrew D. Mason
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Andrew D. Mason, Jason E. Child and Brian C. Stevens, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubsitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2013.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2013.

Signature	Title

/s/ Andrew D. Mason	President, Chief Executive Officer and Director (Principal Executive Officer)
Andrew D. Mason
/s/ Jason E. Child	Chief Financial Officer (Principal Financial Officer)
Jason E. Child
/s/ Brian C. Stevens	Chief Accounting Officer (Principal Accounting Officer)
Brian C. Stevens
/s/ Peter J. Barris	Director
Peter J. Barris
/s/ Robert J. Bass	Director
Robert J. Bass
/s/ Daniel T. Henry	Director
Daniel T. Henry
/s/ Mellody S. Hobson	Director
Mellody S. Hobson
/s/ Bradley A. Keywell	Director
Bradley A. Keywell
/s/ Eric P. Lefkofsky	Director
Eric P. Lefkofsky
/s/ Theodore J. Leonsis	Director
Theodore J. Leonsis

EXHIBITS

Exhibit Number	Description
3.1*	Sixth Amended and Restated Certificate of Incorporation.
3.3*	Amended and Restated By-Laws.
4.1*	Specimen Class A common stock certificate of the Registrant.
4.2*	Third Amended and Restated Investors Rights Agreement, dated as of December 10, 2010, between Groupon, Inc. and certain investors named therein.
10.1*	2008 Stock Option Plan.**
10.2*	Form of Notice of Grant of Stock Option under 2008 Stock Option Plan.**
10.3*	2010 Stock Plan.**
10.4*	Form of Notice of Grant of Stock Option under 2010 Stock Plan.**
10.5*	Form of Notice of Restricted Stock Unit Award under 2010 Stock Plan.**
10.6*	Employment Agreement, dated as of November 1, 2009, by and between Groupon, Inc. and Andrew D. Mason.**
10.7*	Amendment to Employment Agreement, dated as of December 15, 2010, by and between Groupon, Inc. and Andrew D. Mason.**
10.8*	Amended and Restated Employment Agreement, dated as of April 29, 2011, by and between Groupon, Inc. and Jason Child.**
10.9*	Employment Agreement, dated as of November 30, 2010, by and between Groupon, Inc., Groupon Ludic, Inc. and Brian Totty.**
10.10*
Share Exchange and Transfer Agreement, dated as of May 15, 2010, by and among CD-Inv Holding UG, CD-Rocket Holding UG, CityDeal Management UG, CityDeal Europe GmbH, Groupon Germany GbR and Groupon,  Inc.

10.11*	Earn-out Agreement, dated as of May 15, 2010, by and among CD-Inv Holding UG, CD-Rocket Holding UG, CityDeal Management UG, CityDeal Europe GmbH, Groupon Germany GbR and Groupon, Inc.
10.12*
First Amendment to Earn-Out Agreement, dated as of September 14, 2010, by and among CD-Inv Holding UG, CD-Rocket Holding UG, CityDeal Management UG, CityDeal Europe GmbH, Groupon Germany GbR and Groupon,  Inc.

10.13*

Second Amendment to Earn-Out Agreement, dated as of November 30, 2010, by and among CD-Inv Holding UG, CD-Rocket Holding UG, CityDeal Management UG, CityDeal Europe GmbH, Groupon Germany GbR and Groupon, Inc.

10.14*	Agreement of Lease, dated as of October 14, 2010, by and between 600 West Chicago Associates LLC and Groupon, Inc.

Exhibit Number	Description
10.15*	Agreement of Lease, dated as of December 7, 2010, by and between 600 West Chicago Associates LLC and Groupon, Inc.
10.16*	Agreement and Plan of Merger, dated as of May 6, 2010, by and among Groupon, Inc., Groupon Mobly, Inc., Goodrec, Inc. and the Stockholders' Representative named therein.
10.17*	Agreement and Plan of Merger, dated as of November 30, 2010, by and among Groupon, Inc., Groupon Ludic, Inc., Ludic Labs, Inc. and the Stockholders' Representative named therein.
10.18*	Letter Agreement, dated as of August 11, 2010, by and between Qpod.inc, IVP Fund A, L.P., IVP Fund B, L.P. and Groupon B.V. and Groupon, Inc.
10.19*	Form of Indemnification Agreement**
10.20*	2011 Incentive Plan**
10.21	Form of Notice of Restricted Stock Award under 2011 Incentive Plan**
10.22	Non-Employee Directors' Compensation Plan**
10.23*
Amendment No. 1 to Agreement and Plan of Merger, dated as of September 22, 2011, by and between Groupon, Inc. and Mihir Shah, as the stockholders' represent on behalf of the stockholders named therein.

10.24	Offer Letter, dated April 19, 2012, by and between Groupon, Inc. and Kal Raman (incorporated by reference to the Company's Current Report on Form 8-K filed on August 7, 2012).**
10.25
Amendment to Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between Groupon, Inc. and Jason Child (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012).**

10.26	Offer Letter, dated August 1, 2012, by and between Groupon, Inc. and Brian Stevens (incorporated by reference to the Company's Current Report on Form 8-K filed on September 13, 2012).**
10.27	Amendment to Offer Letter, dated January 29, 2013, by and between Groupon, Inc. and Kal Raman (incorporated by reference to the Company's Current Report on Form 8-K filed on January 29, 2013).**
21.1	Subsidiaries of Groupon, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data file
___________________________________________

*    Incorporated by reference to the Company's registration statement on Form S-1 (registration number 333-174661)

**    Management contract or compensatory plan or arrangement.