Form 10-Q
period 2013-03-31
Groupon, Inc.
filed 2013-05-09
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

As of May 7, 2013, there were 659,159,133 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

______________________________________________________

PART I. Financial Information

FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of our 2012 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, “Groupon,” “we,” “our,” and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1.     FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,165,650	$1,209,289
Accounts receivable, net	102,717	96,713
Deferred income taxes	30,679	31,211
Prepaid expenses and other current assets	132,324	150,573
Total current assets	1,431,370	1,487,786
Property, equipment and software, net of accumulated depreciation and amortization of $60,291 and $46,236, respectively	128,773	121,072
Goodwill	205,466	206,684
Intangible assets, net	36,838	42,597
Investments	97,245	84,209
Deferred income taxes, non-current	29,710	29,916
Other non-current assets	52,855	59,210
Total Assets	$1,982,257	$2,031,474
Liabilities and Equity
Current liabilities:
Accounts payable	$40,898	$59,865
Accrued merchant and supplier payables	620,485	671,305
Accrued expenses	245,889	246,924
Deferred income taxes	52,875	53,700
Other current liabilities	140,433	136,647
Total current liabilities	1,100,580	1,168,441
Deferred income taxes, non-current	19,917	20,860
Other non-current liabilities	97,791	100,072
Total Liabilities	1,218,288	1,289,373
Commitments and contingencies (see Note 6)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 657,774,882 and 654,523,706 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	66	65
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	1,508,972	1,485,006
Accumulated deficit	(757,469)	(753,477)
Accumulated other comprehensive income	14,787	12,446
Total Groupon, Inc. Stockholders' Equity	766,356	744,040
Noncontrolling interests	(2,387)	(1,939)
Total Equity	763,969	742,101
Total Liabilities and Equity	$1,982,257	$2,031,474

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Third party and other	$439,108	$540,053
Direct	162,294	19,230
Total revenue	601,402	559,283
Cost of revenue:
Third party and other	70,016	102,629
Direct	152,377	16,869
Total cost of revenue	222,393	119,498
Gross profit	379,009	439,785
Operating expenses:
Marketing	49,557	116,615
Selling, general and administrative	308,206	283,583
Acquisition-related expense (benefit), net	68	(52)
Total operating expenses	357,831	400,146
Income from operations	21,178	39,639
Interest and other expense, net	(5,064)	(3,539)
Loss on equity method investments	(19)	(5,128)
Income before provision for income taxes	16,095	30,972
Provision for income taxes	19,337	34,565
Net loss	(3,242)	(3,593)
Less: Net income attributable to noncontrolling interests	(750)	(880)
Net loss attributable to Groupon, Inc.	(3,992)	(4,473)
Adjustment of redeemable noncontrolling interests to redemption value	—	(7,222)
Net loss attributable to common stockholders	$(3,992)	$(11,695)

Net loss per share
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding
Basic	658,800,417	644,097,375
Diluted	658,800,417	644,097,375

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(3,242)	$(3,593)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,143	1,266
Unrealized gain on available-for-sale debt security	157	—
Other comprehensive income	2,300	1,266
Comprehensive loss	(942)	(2,327)
Less: Comprehensive income attributable to noncontrolling interests	(709)	(880)
Comprehensive loss attributable to Groupon, Inc.	$(1,651)	$(3,207)

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(3,242)	$(3,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,700	11,716
Stock-based compensation	29,907	28,003
Deferred income taxes	(258)	(876)
Excess tax benefits on stock-based compensation	(832)	(2,881)
Loss on equity method investments	19	5,128
Acquisition-related expense (benefit), net	68	(52)
Change in assets and liabilities, net of acquisitions:
Restricted cash	2,523	(1,357)
Accounts receivable	(7,684)	(11,878)
Prepaid expenses and other current assets	12,527	(4,121)
Accounts payable	(19,606)	(1,821)
Accrued merchant and supplier payables	(39,417)	46,000
Accrued expenses and other current liabilities	13,302	13,420
Other, net	753	6,026
Net cash provided by operating activities	8,760	83,714
Investing activities
Purchases of property and equipment and capitalized software	(14,468)	(13,083)
Acquisitions of businesses, net of acquired cash	(1,169)	(23,004)
Purchases of investments	(13,083)	(3,000)
Settlement of liability related to purchase of additional interest in consolidated subsidiary	(1,959)	—
Purchases of additional interests in consolidated subsidiaries	—	(7,347)
Purchases of intangible assets	—	(10)
Net cash used in investing activities	(30,679)	(46,444)
Financing activities
Excess tax benefits on stock-based compensation	832	2,881
Taxes paid related to net share settlements of stock-based compensation awards	(7,712)	(6,632)
Payments of contingent consideration liabilities	—	(4,250)
Settlements of purchase price obligations related to acquisitions	(2,000)	—
Proceeds from exercise of stock options	705	378
Partnership distributions to noncontrolling interest holders	(1,065)	(652)
Payments of capital lease obligations	(102)	—
Net cash used in financing activities	(9,342)	(8,275)
Effect of exchange rate changes on cash and cash equivalents	(12,378)	9,059
Net (decrease) increase in cash and cash equivalents	(43,639)	38,054
Cash and cash equivalents, beginning of period	1,209,289	1,122,935
Cash and cash equivalents, end of period	$1,165,650	$1,160,989
Non-cash investing and financing activities
Contingent consideration in connection with acquisitions	$30	$421
Equipment acquired under capital lease obligations	$6,538	$—
Shares issued to settle liability-classified awards	$1,131	$—
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	$2,828	$3,402
See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Groupon Inc. Stockholder's Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2012	656,923,682	$65	$1,485,006	$(753,477)	$12,446	$744,040	$(1,939)	$742,101
Net loss	—	—	—	(3,992)	—	(3,992)	750	(3,242)
Foreign currency translation	—	—	—	—	2,184	2,184	(41)	2,143
Unrealized gain on available-for-sale debt security, net of tax	—	—	—	—	157	157	—	157
Shares issued to settle liability-classified awards	286,915	—	1,131	—	—	1,131	—	1,131
Exercise of stock options	714,035	—	705	—	—	705	—	705
Vesting of restricted stock units	3,162,803	1	—	—	—	1	—	1
Shares issued under employee stock purchase plan	271,402	—	1,121	—	—	1,121	—	1,121
Tax withholdings related to net share settlements of stock-based compensation awards	(1,183,979)	—	(6,537)	—	—	(6,537)	—	(6,537)
Stock-based compensation on equity-classified awards	—	—	29,991	—	—	29,991	—	29,991
Excess tax benefits, net of shortfalls, on stock-based compensation	—	—	(2,445)	—	—	(2,445)	—	(2,445)
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,157)	(1,157)
Balance at March 31, 2013	660,174,858	$66	$1,508,972	$(757,469)	$14,787	$766,356	$(2,387)	$763,969

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
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
The Company has organized its operations into two principal segments: North America and International. See Note 11 "Segment Information."
Unaudited Interim Financial Information
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheets, statements of operations, comprehensive loss, cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 27, 2013.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's condensed consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly‑owned subsidiaries and majority‑owned subsidiaries over which the Company exercises control and variable interest entities for which the Company has determined that it is the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as “Noncontrolling interests" and "Redeemable noncontrolling interests." Equity investments in entities in which the Company does not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are utilized for, but not limited to, stock‑based compensation, income taxes, valuation of acquired goodwill and intangible assets, investments, customer refunds, contingent liabilities and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.
2. BUSINESS COMBINATIONS
The Company acquired two businesses during the three months ended March 31, 2013.  These business combinations were accounted for using the acquisition method, and the results of each of those acquired businesses have been included in the condensed consolidated financial statements beginning on the respective acquisition dates. The fair value of consideration

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the purchase price for these acquisitions have been prepared on a preliminary basis, and changes to those allocations may occur as additional information becomes available. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including acquiring an experienced workforce. The goodwill is generally not deductible for tax purposes.
Liabilities for contingent consideration (i.e., earn-outs) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value recorded within earnings as "Acquisition-related expense (benefit), net."  See Note 9 "Fair Value Measurements" for information about fair value measurements of contingent consideration liabilities.
The primary purpose of the Company's two acquisitions during the three months ended March 31, 2013 was to acquire an experienced workforce and to expand and advance product offerings. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $1.2 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred	Fair Value
Cash	$1,170
Contingent consideration	30
Total	$1,200
The following table summarizes the allocation of the aggregate purchase price of acquisitions for the three months ended March 31, 2013 (in thousands):

Net working capital (including acquired cash of less than $0.1 million)	$38
Goodwill	991
Developed technology (1)	171
Total purchase price	$1,200

(1)	The developed technology acquired intangible assets have estimated useful lives of 1 year.
Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company's condensed consolidated results of operations.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the three months ended March 31, 2013 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2012	$79,276	$127,408	$206,684
Goodwill related to acquisitions	991	—	991
Other adjustments (1)	1,396	(3,605)	(2,209)
Balance as of March 31, 2013	$81,663	$123,803	$205,466

(1)	Includes changes in foreign exchange rates for goodwill and purchase accounting adjustments.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the Company's other intangible assets (in thousands):

	As of March 31, 2013
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$41,216	$22,936	$18,280
Merchant relationships	7,997	6,861	1,136
Trade names	6,342	5,899	443
Developed technology	19,942	13,148	6,794
Other intangible assets	15,597	5,412	10,185
Total	$91,094	$54,256	$36,838

	As of December 31, 2012
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$42,075	$21,356	$20,719
Merchant relationships	8,187	6,873	1,314
Trade names	6,490	5,900	590
Developed technology	20,000	10,994	9,006
Other intangible assets	15,601	4,633	10,968
Total	$92,353	$49,756	$42,597
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from one to five years. Amortization expense for these intangible assets was $5.6 million and $4.5 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the Company's estimated future amortization expense for these intangible assets is as follows (in thousands):

Remaining amounts in 2013	$14,846
2014	13,279
2015	7,012
2016	1,690
2017	11
Thereafter	—
$36,838

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	March 31, 2013	Percent Ownership of Common and Preferred Stock			December 31, 2012	Percent Ownership of Common and Preferred Stock
Cost method investments:
Life Media Limited (F-tuan)	$77,521	19%			$77,521	19%
Other cost method investments	14,668	6%	to	19%	1,867	6%	to	19%
Total cost method investments	92,189				79,388
Equity method investments	1,715	21%	to	50%	1,734	21%	to	50%
Total investments in equity interests	$93,904				$81,122
Available-for-sale debt security	3,341				3,087
Total investments	$97,245				$84,209
Cost Method Investments
In February 2013, the Company acquired a 10.3% ownership interest in a non-U.S.-based payment processor for $13.1 million. This investment is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee. Accordingly, the investment is adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.
In June 2012, Life Media Limited ("F-tuan"), an exempted company incorporated under the laws of the Cayman Islands with operations in China, acquired the Company's 49.8% interest in E-Commerce King Limited ("E-Commerce"). In exchange for its interest in E-Commerce and an additional $25.0 million of cash consideration, the Company received a 19.1% interest in F-tuan in the form of common and Series E preferred shares. The investment in F-tuan is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee. Accordingly, the investment is adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.
Available-for-Sale Debt Security
In November 2012, the Company purchased a convertible debt security issued by a nonpublic entity for $3.0 million and has classified the security as available-for-sale. As of March 31, 2013, the amortized cost, gross unrealized gain and fair value of this security were $3.0 million, $0.3 million and $3.3 million, respectively. As of December 31, 2012, the amortized cost, gross unrealized gain and fair value of this security were $3.0 million, $0.1 million and $3.1 million, respectively. The contractual maturity date of the security is November 1, 2015.
Other-Than-Temporary Impairment
An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. The Company conducts periodic reviews of all of its investments with unrealized losses to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company's intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and the Company's strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, the Company considers whether it intends to sell the investment or whether it is more likely than not that it will be required to sell the investment before recovery of its amortized cost basis. Investments with unrealized losses that are determined to be other-than-temporary are written

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are not recorded for cost method investments and equity method investments, while such losses are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities.
The Company previously concluded that its cost method investment in F-tuan was other-than-temporarily impaired as of December 31, 2012 and the investment was written down to its fair value of $77.5 million at that time. In April 2013, the Company obtained F-tuan's actual results for the three months ended March 31, 2013, as well as their updated financial projections for future periods. The investee's operating loss for the three months ended March 31, 2013 was higher than forecasted at the time of the December 31, 2012 fair value measurement. This increase was due to lower gross billings and higher operating expenses as compared to its forecast in the prior quarter, while deal margins were substantially consistent with that forecast. Additionally, F-tuan reduced its forecasted revenues and operating income for the remainder of 2013, as compared to its forecast in the prior quarter, but did not reduce its forecasted results for subsequent years. For purposes of measuring the fair value of this investment as of March 31, 2013, the Company applied a discounted cash flow method, which is an income approach, and the resulting value was corroborated by a market approach. The Company used a discount rate of 30%, consistent with the discount rate used in the December 31, 2012 fair value measurement, and used the investee's updated financial projections for the year ending December 31, 2013. However, the Company applied downward adjustments to the investee's financial projections for future years based on our expectations for the investee's future performance and related market conditions. The resulting fair value measurement of the investment in F-tuan as of March 31, 2013 was $71.6 million, a $5.9 million decrease from the $77.5 million fair value measurement as of December 31, 2012.
The other-than-temporary impairment recorded at December 31, 2012 established a new cost basis for the investment in F-tuan. The factors that the Company considered in evaluating whether the $5.9 million unrealized loss as of March 31, 2013 constituted an other-than-temporary impairment included the severity of the impairment (i.e., an unrealized loss equal to 7.6% of the investment's amortized cost), the duration of the impairment of less than three months since the current cost basis was established and the Company's intent to hold the investment for a sufficient period of time to allow for a recovery in fair value. Based on this assessment, which also considered other qualitative factors, the Company concluded that the investment was not other-than-temporarily impaired as of March 31, 2013. However, if the operating performance of the investee deteriorates significantly in future periods or if the investee obtains additional funding at a substantially lower valuation, it may be necessary to recognize an other-than-temporary impairment charge in earnings at that time.
5. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION
The following table summarizes the Company's interest and other expense, net for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest income, net	$372	$203
Foreign exchange and other	(5,436)	(3,742)
Total interest and other expense, net	$(5,064)	$(3,539)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's prepaid expenses and other current assets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Current portion of unamortized tax effects on intercompany transactions	$33,163	$37,589
Inventories	27,482	39,733
Prepaid expenses	15,886	20,964
Restricted cash	14,059	16,507
VAT and other taxes receivable	17,773	16,439
Prepayments of inventory purchases and other	23,961	19,341
Total prepaid expenses and other current assets	$132,324	$150,573
The following table summarizes the Company's accrued expenses as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Marketing	$10,773	$11,237
Refunds reserve	59,736	69,209
Payroll and benefits	61,335	61,557
Subscriber credits	54,832	58,977
Professional fees	17,826	16,938
Other	41,387	29,006
Total accrued expenses	$245,889	$246,924
The following table summarizes the Company's other current liabilities as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Income taxes payable	$38,373	$33,887
VAT and sales tax payable	44,404	55,728
Deferred revenue	36,224	25,780
Other	21,432	21,252
Total other current liabilities	$140,433	$136,647
The following table summarizes the Company's other non-current liabilities as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Long-term tax liabilities	$77,976	$77,553
Deferred rent	9,308	9,162
Other	10,507	13,357
Total other non-current liabilities	$97,791	$100,072

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the components of accumulated other comprehensive income, net of tax as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Foreign currency translation adjustments	$14,577	$12,393
Unrealized gain on available-for-sale debt security, net of tax	210	53
Accumulated other comprehensive income	$14,787	$12,446
6. COMMITMENTS AND CONTINGENCIES
The Company's commitments as of March 31, 2013 did not materially change from the amounts set forth in the Company's 2012 Annual Report on Form 10-K.
Legal Matters
From time to time, the Company is party to various legal proceedings incident to the operation of its business. For example, the Company is currently involved in proceedings by former employees, intellectual property infringement suits and suits by customers (individually or as class actions) alleging, among other things, violation of the Credit Card Accountability, Responsibility and Disclosure Act, and state laws governing gift cards, stored value cards and coupons, as well as general customer complaints seeking monetary damages. The following is a brief description of the more significant legal proceedings.
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
The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  Originally filed in April 2012, the case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. The complaint asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Allegations in the consolidated amended complaint include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued financial statements.  The putative class action lawsuit seeks an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  The defendants filed a motion to dismiss the consolidated amended complaint on January 18, 2013. The lead plaintiff filed his response to the motion to dismiss on March 19, 2013, and defendants filed their reply in support of the motion to dismiss on April 22, 2013. The lead plaintiff recently filed a sur-reply in further opposition to the motion to dismiss, and the Company will be asking the court to consider the Company's brief response to the sur-reply.
In addition, federal and state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  The federal purported stockholder derivative lawsuit was originally filed in April 2012 and a consolidated stockholder derivative complaint, filed on July 30, 2012, is currently pending in the United States District Court for the Northern District of Illinois: In re Groupon Derivative Litigation. Plaintiffs assert claims for breach of fiduciary duty and abuse of control.  The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. The state derivative complaints generally allege that the defendants breached their fiduciary duties by purportedly mismanaging

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the Company's business by, among other things, failing to utilize proper accounting controls and, in the case of one of the state derivative lawsuits, by engaging in alleged insider trading of the Company's Class A common stock and misappropriating information.  In addition, one state derivative case asserts a claim for unjust enrichment.  The derivative lawsuits purport to seek to recoup from the Company an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On June 20, 2012, the Company and the individual defendants filed a motion requesting that the court stay the federal derivative actions pending resolution of the Federal Class Actions.  On July 31, 2012, the court granted defendants' motion in part, and stayed the Federal derivative actions pending a separate resolution of upcoming motions to dismiss in the federal class actions.  On June 15, 2012, the state plaintiffs filed a motion to consolidate the state derivative actions, which was granted on July 2, 2012, and on July 5, 2012, the plaintiffs filed a motion for appointment of co-lead plaintiffs and co-lead counsel, which was granted on July 27, 2012. No consolidated complaint has been filed in the state derivative action. On September 14, 2012, the court granted a motion filed by the parties requesting that the court stay the state derivative actions pending the federal court's resolution of anticipated motions to dismiss in the federal class actions. On April 18, 2013, the court entered an order appointing a lead plaintiff and approving its selection of lead counsel and local counsel for the purported class.
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
Two additional state stockholder derivative complaint were filed in January 2013, in the Chancery Division of the Circuit of Court of Cook County, Illinois: Charles v. Mason, et al. was filed on January 24, 2013, and Walsh v. Mason, et al. was filed on January 31, 2013. The Charles and Walsh complaints generally allege that the defendants breached their fiduciary duties through a series of statements about the Company's financial health and business prospects beginning on May 14, 2012, through November 2012 related to the Company's revenue and customer base, and alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Both complaints seek to recoup an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursements for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of non-monetary relief. On March 19, 2013, the court ordered the Charles and Mason actions to be consolidated. The parties are currently negotiating deadlines for responses to the complaints.
The Company intends to defend all of the securities and stockholder derivative lawsuits vigorously.
The Company was named as a defendant in a series of class actions that came to be consolidated into a single case in the U.S. District Court for the Northern District of California.  The consolidated case is referred to as In re Groupon Marketing and Sales Practices Litigation. The Company denies liability, but the parties agreed to settle the litigation for $8.5 million before any determination had been made on the merits or with respect to class certification.  Because the case had been filed as a class action, the parties were required to provide proper notice and obtain court approval for the settlement. During that process, certain individuals asserted various objections to the settlement.  The parties to the case opposed the objections and on December 14, 2012, the district court approved the settlement over the various objections.
Subsequent to the entry of the order approving settlement, certain of the objectors filed a notice of appeal, contesting the settlement and appealing the matter to the Ninth Circuit of the U.S. Court of Appeals, where the case remains pending.  The Company believes that the settlement is valid and intends to oppose the appeal.  Plaintiffs also maintain that the settlement is valid and will be opposing the appeal.  The settlement, however, is not effective during the pendency of the appeal.  The Company does not know when the appeal will be resolved.  Depending on the outcome of the appeal, it is possible that the settlement will be rejected, or that there will be further proceedings in the appellate court or district court, or that the settlement will be enforced at that time without further objections or proceedings.
In addition, third parties have from time to time claimed, and others may claim in the future, that the Company has

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The Company is also subject to, or in the future may become subject to, a variety of regulatory inquiries across the jurisdictions where the Company conducts its business, including, for example, consumer protection, marketing practices, tax and privacy rules and regulations. Any regulatory actions against the Company, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, injunctive relief or increased costs of doing business through adverse judgment or settlement, require the Company to change its business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm the Company's business.
The Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and estimable. In such cases, there may be an exposure to loss in excess of the amounts accrued. Because of the inherent uncertainty related to the matters described above, including the early stage and lack of specific damage claims in many of them, we are unable to estimate a range of reasonably possible losses in excess of the amounts accrued, if any. Although the future results of litigation and claims cannot be determined, based on the information currently available the Company believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. The Company's accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future due to new developments or changes in strategy in handling these matters. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Indemnifications
In the normal course of business to facilitate transactions related to its operations, the Company indemnifies certain parties, including lessors and merchants, with respect to various matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against those parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. The Company is also subject to increased exposure to various claims as a result of its acquisitions, particularly in cases where the Company is entering into new businesses in connection with such acquisitions. The Company may also become more vulnerable to claims as it expands the range and scope of its services and is subject to laws in jurisdictions where the underlying laws with respect to potential liability are either unclear or less favorable. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company's bylaws contain similar indemnification obligations to agents.
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
7. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Common Stock
The Company's Board of Directors ("Board") has authorized three classes of common stock: Class A common stock, Class B common stock and common stock. No shares of common stock will be issued or outstanding until November 5, 2016, at which time all outstanding shares of Class A common stock and Class B common stock will automatically convert into shares of common stock. In addition, the Board has authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by the Board.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of March 31, 2013, 20,508,543 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense of $29.9 million and $28.0 million for the three months ended March 31, 2013 and 2012, respectively, related to stock awards issued under the Plans, acquisition-related awards and subsidiary awards. The Company also capitalized $2.6 million and $1.3 million of stock-based compensation for the three months ended March 31, 2013 and 2012, respectively, in connection with internally-developed software.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10 million shares of common stock under the ESPP. As of March 31, 2013, 271,402 shares of common stock were issued under the ESPP. As of December 31, 2012, no shares of common stock were issued under the ESPP.
Stock Options
The table below summarizes the stock option activity during the three months ended March 31, 2013:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2012	7,713,421	$1.09	$29,063
Exercised	(714,035)	$1.09
Forfeited	(139,896)	$0.87
Expired	(5,181)	$2.18
Outstanding at March 31, 2013	6,854,309	$1.10	$34,429

Exercisable at March 31, 2013	4,886,156	$0.88	$25,623

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of March 31, 2013 and December 31, 2012, respectively.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Stock Units
The table below summarizes activity regarding unvested restricted stock units under the Plans during the three months ended March 31, 2013:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2012	29,699,348	$9.31
Granted	10,644,528	$5.63
Vested	(3,162,803)	$9.15
Forfeited	(1,956,614)	$11.43
Unvested at March 31, 2013	35,224,459	$8.13
Restricted Stock Awards
The Company has granted restricted stock awards in connection with prior period business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service period.
The table below summarizes activity regarding unvested restricted stock during the three months ended March 31, 2013:

	Restricted Stock	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2012	577,048	$10.31
Vested	(222,920)	$6.82
Unvested at March 31, 2013	354,128	$12.51
8. LOSS PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The Company computes loss per share of Class A and Class B common stock using the two-class method. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and the effect of potentially dilutive equity awards outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, unvested restricted stock awards and ESPP shares. The dilutive effect of these equity awards are reflected in diluted loss per share by application of the treasury stock method. The computation of the diluted loss per share of Class A common stock assumes the conversion of Class B common stock, while the diluted loss per share of Class B common stock does not assume the conversion of those shares.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the Company assumes the conversion of Class B common stock in the computation of the diluted loss per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables set forth the computation of basic and diluted loss per share of Class A and Class B common stock for the three months ended March 31, 2013 and 2012 (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator
Allocation of net loss	$(3,231)	$(11)	$(3,579)	$(14)
Less: Allocation of adjustment of redeemable noncontrolling interests to redemption value	—	—	7,195	27
Less: Allocation of net income attributable to noncontrolling interests	747	3	877	3
Allocation of net loss attributable to common stockholders	$(3,978)	$(14)	$(11,651)	$(44)
Denominator
Weighted-average common shares outstanding	656,400,441	2,399,976	641,697,399	2,399,976
Basic loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Diluted loss per share:
Numerator
Allocation of net loss attributable to common stockholders	$(3,978)	$(14)	$(11,651)	$(44)
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B (1)	—	—	—	—
Allocation of net loss attributable to common stockholders	$(3,978)	$(14)	$(11,651)	$(44)
Denominator
Weighted-average common shares outstanding used in basic computation	656,400,441	2,399,976	641,697,399	2,399,976
Conversion of Class B (1)	—	—	—	—
Employee stock options (1)	—	—	—	—
Restricted shares and RSUs (1)	—	—	—	—
Weighted-average diluted shares outstanding (1)	656,400,441	2,399,976	641,697,399	2,399,976
Diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted loss per share calculation for the three months ended March 31, 2013 and 2012 because the effect would be antidilutive.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following outstanding equity awards are not included in the diluted net loss per share calculation above because they would have had an antidilutive effect:

	Three Months Ended March 31,
	2013	2012
Stock options	6,854,309	17,596,820
Restricted stock units	35,224,459	14,848,854
Restricted stock	354,128	86,758
ESPP shares	568,174	—
Total	43,001,070	32,532,432
9. FAIR VALUE MEASUREMENTS
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
Cash equivalents - Cash equivalents primarily consist of AAA-rated money market funds with overnight liquidity and no stated maturities. The Company classified cash equivalents as Level 1 due to the short-term nature of these instruments and measured the fair value based on quoted prices in active markets for identical assets.
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
The Company uses an income approach to value contingent consideration liabilities, which is determined based on the

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

present value of probability-weighted future cash flows using internal models. For contingent consideration to be settled in a variable number of shares of common stock, the Company used the most recent Groupon stock price as reported on the NASDAQ to determine the fair value of the shares potentially issuable as of March 31, 2013 and December 31, 2012. The Company has generally classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $14.8 million cash and 0.1 million shares of the Company's common stock as of March 31, 2013.
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	As of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,434	$585,434	$—	$—
Available-for-sale debt security	$3,341	$—	$—	$3,341

Liabilities:
Contingent consideration	$7,699	$—	$—	$7,699

		Fair Value Measurement at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,393	$585,393	$—	$—
Available-for-sale debt security	$3,087	$—	$—	$3,087

Liabilities:
Contingent consideration	$7,601	$—	$—	$7,601

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Available-for-Sale Debt Security	Contingent Consideration	Contingent Consideration
Beginning balance	$3,087	$7,601	$11,230
Issuance of contingent consideration in connection with acquisitions	—	30	—
Total gains or losses (realized / unrealized)
Loss included in earnings (1)	—	68	51
Gain included in other comprehensive income	254	—	—
Settlements of contingent consideration liabilities	—	—	(4,250)
Ending balance	$3,341	$7,699	$7,031

Unrealized (gains) losses still held (2)	$(254)	$68	$—

(1)	Changes in the fair value of contingent consideration liabilities are classified as "Acquisition-related expense (benefit), net" on the condensed consolidated statements of operations.

(2)
Represents the unrealized (gains) losses recorded in earnings or other comprehensive income during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any nonrecurring fair value measurements during the three months ended March 31, 2013 and 2012.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the condensed consolidated financial statements (in thousands):

	As of March 31, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Cost method investments:
Life Media Limited (F-tuan)	$77,521	$71,639	$77,521	(1)	$77,521
Other cost method investments	$14,668	$14,765	$1,867		$2,260

(1)	The Company's cost method investment in F-tuan was determined to be other-than-temporarily impaired and was written down to its fair value of $77.5 million as of December 31, 2012.
See Note 4 "Investments" for further information regarding the Company's valuation methodology for its investment in F-tuan. The fair values of the Company's other cost method investments were determined using the market approach or the income approach, depending on the availability of fair value inputs such as financial projections for the investees and market multiples for comparable companies. The Company has classified the fair value measurements of its cost method investments as Level 3 measurements within the fair value hierarchy because they involve significant unobservable inputs.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of March 31, 2013 and December 31, 2012 due to their short term nature.
10. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended March 31, 2013, the Company recorded income tax expense of $19.3 million on pre-tax income of $16.1 million, for an effective tax rate of 120.1%. For the three months ended March 31, 2012, the Company recorded income tax expense of $34.6 million on pre-tax income of $31.0 million, for an effective tax rate of 111.6%.
The Company's U.S. statutory rate is 35%. The most significant drivers of the effective tax rate for the three months ended March 31, 2013 and 2012 were losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
11. SEGMENT INFORMATION
The Company has organized its operations into two principal segments: North America, which represents the United States and Canada, and International, which represents the rest of the Company's global operations. Segment operating results reflect earnings before stock-based compensation, acquisition-related expense (benefit), net, interest and other expense, net, loss on equity-method investments and provision for income taxes. Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by the Company's chief operating decision-maker (collectively, the two individuals who comprise the Office of the Chief Executive) in assessing performance and allocating resources.
Revenue for each segment is based on the geographic market where the sales are completed. Revenue and profit or loss information by reportable segment reconciled to consolidated net loss for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended March 31,
	2013	2012
North America
Revenue(1)	$339,554	$238,565
Segment cost of revenue and operating expenses(2)	298,188	198,393
Segment operating income (2)	41,366	40,172
International
Revenue	261,848	320,718
Segment cost of revenue and operating expenses(2)	252,061	293,300
Segment operating income (2)	9,787	27,418
Consolidated
Revenue	601,402	559,283
Segment cost of revenue and operating expenses(2)	550,249	491,693
Segment operating income (2)	51,153	67,590
Stock-based compensation	29,907	28,003
Acquisition-related expense (benefit), net	68	(52)
Interest and other expense, net	5,064	3,539
Loss on equity method investments	19	5,128
Income before provision for income taxes	16,095	30,972
Provision for income taxes	19,337	34,565
Net loss	$(3,242)	$(3,593)

(1)	North America contains revenue from the United States of $326.8 million and $225.2 million for the three months ended March 31, 2013 and 2012, respectively.

(2)
Segment cost of revenue and operating expenses and segment operating income exclude stock-based compensation and acquisition-related expense (benefit), net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision maker uses in assessing segment performance and making resource allocation decisions. For the three months ended March 31, 2013 and 2012, stock-based compensation expense was approximately $22.8 million and $18.2 million respectively, for the North America segment and approximately $7.1 million and $9.8 million, respectively, for the International segment. For the three months ended March 31, 2013 and 2012, acquisition-related expense (benefit), net was less than $0.1 million of expense and $0.2 million of benefit, respectively, for the North America segment and less than $0.1 million of benefit and $0.1 million of expense, respectively, for the International segment. Acquisition-related expense (benefit), net for the North America segment includes gains and losses relating to contingent consideration obligations incurred by U.S. legal entities relating to purchases of businesses that became part of the International segment, which is consistent with the attribution used for internal reporting purposes.

The following table summarizes the Company's total assets by reportable segment as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
North America (1)	$1,146,679	$1,177,314
International	835,578	854,160
Consolidated total assets	$1,982,257	$2,031,474

(1)
North America contains assets from the United States of $1,064.5 million and $1,112.6 million at March 31, 2013 and December 31, 2012, respectively. There were no other individual countries located outside of the United States that represented more than 10% of consolidated total assets as of March 31, 2013 or December 31, 2012.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Category Information
The Company offers goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). The following table summarizes the Company's third party and other and direct revenue by category for its two reportable segments for the three months ended March 31, 2013 and 2012 (in thousands):

	North America		International		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Local (1):
Third party and other	$171,593	$191,128	$155,800	$213,166	$327,393	$404,294
Direct	—	5,299	—	—	—	5,299
Total revenue	171,593	196,427	155,800	213,166	327,393	409,593

Goods:
Third party and other	3,144	24,941	63,937	60,365	67,081	85,306
Direct	148,065	2,282	14,229	7,396	162,294	9,678
Total revenue	151,209	27,223	78,166	67,761	229,375	94,984

Travel and other:
Third party and other	16,752	14,915	27,882	35,538	44,634	50,453
Direct	—	—	—	4,253	—	4,253
Total revenue	16,752	14,915	27,882	39,791	44,634	54,706

Total revenue	$339,554	$238,565	$261,848	$320,718	$601,402	$559,283

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's gross profit by category for its two reportable segments for the three months ended March 31, 2013 and 2012 (in thousands):

	North America		International		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Local (1):
Third party and other	$145,678	$139,346	$135,685	$185,544	$281,363	$324,890
Direct	—	636	—	—	—	636
Total gross profit	145,678	139,982	135,685	185,544	281,363	325,526

Goods:
Third party and other	2,669	18,184	46,556	52,543	49,225	70,727
Direct	9,787	274	130	922	9,917	1,196
Total gross profit	12,456	18,458	46,686	53,465	59,142	71,923

Travel and other:
Third party and other	14,222	10,874	24,282	30,933	38,504	41,807
Direct	—	—	—	529	—	529
Total gross profit	14,222	10,874	24,282	31,462	38,504	42,336

Total gross profit	$172,356	$169,314	$206,653	$270,471	$379,009	$439,785

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
12. RELATED PARTIES
Marketing Services
During 2011, the Company engaged InnerWorkings, Inc. (“InnerWorkings”) to provide marketing services. The Company's Executive Chairman and member of the Office of the Chief Executive, Eric Lefkofsky, is a former director and significant stockholder of InnerWorkings. The Company recognized less than $0.1 million and $0.2 million of expense under its agreement with InnerWorkings for the three months ended March 31, 2013 and 2012, respectively.
Logistics Services
In connection with the Company's expansion of Goods offerings during 2012, the Company entered into a transportation and supply chain management agreement with Echo Global Logistics, Inc. ("Echo"). Three of the Company's directors, Peter Barris, Eric Lefkofsky and Bradley Keywell, either are currently or were previously in 2012 directors of Echo and have direct and/or indirect ownership interests in Echo. Pursuant to the agreement, Echo provided services either related to carrier rate negotiation and management, shipping origin and destination coordination, inventory facility set-up and management and supply chain cost analysis. Echo received payments of approximately $0.1 million for its services under the agreement for the three months ended March 31, 2012, which were expensed by the Company through "Cost of revenue" on the condensed consolidated statements of operations. As the Goods category has expanded, the Company has hired other outside vendors for logistics services and terminated its arrangement with Echo during 2012.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under "Risk Factors" and elsewhere in this Quarterly Report.
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
Current and potential customers are able to access our deals through email, our website and mobile applications, where we offer discounts on goods, services and travel that are targeted by location, purchase history and personal preferences. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchant partners, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer for the Groupon excluding any applicable taxes and net of estimated refunds. We generated revenue of $601.4 million during the three months ended March 31, 2013, as compared to $559.3 million during the three months ended March 31, 2012.
We have organized our operations into two principal segments: North America, which represents the United States and Canada, and International, which represents the rest of our global operations. For the three months ended March 31, 2013, we derived 43.5% of our revenue from our International segment, compared to 56.5% from our North America segment.
We have an accumulated deficit of $757.5 million as of March 31, 2013. Since our inception, we have driven our growth through substantial investments in infrastructure and marketing to increase customer acquisition. In particular, our significant net losses in previous years were driven in part by the rapid expansion of our International segment, which involved investing heavily in upfront marketing, sales and infrastructure related to the build out of our operations in early stage countries.
How We Measure Our Business
We measure our business with several financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the long‑term performance of our marketplace. Certain of these metrics are reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and certain of these metrics are considered non-GAAP financial measures. As our business evolves, we may make changes to our key financial and operating metrics used to measure our business in future periods. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.
Financial Metrics

•
Gross billings. This metric represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue deals, gross billings differs from third party revenue reported in our condensed consolidated statements of operations, which are presented net of the merchant's share of the transaction price. For direct revenue deals, gross billings are equivalent to direct revenue reported in our condensed consolidated statements of operations. We consider this metric to be an important indicator of our growth and business performance as it is a proxy for the dollar volume of transactions generated through our marketplace. Tracking gross billings on third party revenue deals also allows us to track changes in the percentage of gross billings that we are able to retain after payments to our merchant partners.

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

•
Gross profit. Gross profit reflects the net margin earned after deducting our cost of revenue from our revenue. Due to the lack of comparability between third party revenue, which is presented net of the merchant's share of the transaction price, and direct revenue, which is reported on a gross basis, we believe that gross profit has become an increasingly important measure for evaluating our performance.

•
Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net. Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net is a non-GAAP financial measure that comprises the consolidated total of the segment operating income (loss) of our two segments, North America and International. Stock‑based compensation expense and acquisition‑related expense (benefit), net are excluded from segment operating income (loss) that we report under U.S. GAAP for our segments. Stock-based compensation expense is primarily a non-cash item. Acquisition-related expense (benefit), net represents the change in the fair value of contingent consideration arrangements related to business combinations. We use consolidated operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net to allocate resources and evaluate performance internally. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

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

The following table presents the above Financial Metrics for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Gross billings (1)	$1,407,769	$1,354,800
Revenue	601,402	559,283
Gross profit	379,009	439,785
Operating income excluding stock-based compensation and acquisition-related expense (benefit), net	51,153	67,590
Free cash flow	(5,708)	70,631

(1)	Reflects the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds.
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

•
Units. This metric represents the number of vouchers and products purchased from us by our customers, before refunds and cancellations. We consider this metric to be an important indicator of the total volume of business conducted through our marketplace.

Our Active customers and Gross billings per average active customer for the trailing twelve months ("TTM") ended March 31, 2013 and 2012 were as follows:

	Trailing twelve months ended March 31,
	2013	2012
TTM Active customers (in thousands)	41,711	36,850
TTM Gross billings per average active customer	$138.32	$178.92
Our Units for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Units (in thousands)	45,182	43,361
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
International operations. Our international operations are critical to our revenue growth and our ability to achieve and maintain profitability. For the three months ended March 31, 2013 and 2012, 43.5% and 57.3%, respectively, of our revenue was generated from our International segment. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our current and future business model. The increase in direct revenue transactions from our Groupon Goods business in North America contributed to the decrease in International revenue as a percentage of our total revenue during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, as direct revenue is presented on a gross basis in our condensed consolidated statements of operations.
Marketing activities. We must continue to acquire and retain customers who purchase Groupons in order to increase revenue and achieve profitability. If consumers do not perceive our Groupon offerings to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers.
Investment in growth. We have been a high-growth company and have aggressively invested, and intend to continue to invest, to support this growth. For example, we are developing a suite of merchant products, such as payment processing and point of sale, which require substantial investment, and these products do not currently generate a material amount of revenue. We anticipate that we will make substantial investments in the foreseeable future as we continue to increase the number and variety of deals we offer each day, broaden our customer base, expand our marketing channels, expand our operations, hire additional employees and develop our technology.
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
Third party revenue arises from transactions in which we are acting as a third party marketing agent and consists of the net amount we retain from the sale of Groupons after paying an agreed upon portion of the purchase price to the featured merchant, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Other revenue primarily consists of advertising revenue.
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
Technology costs included in cost of revenue consist of a portion of the payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's existing website. Technology costs also include a portion of amortization expense from internal-use software related to website development. Remaining technology costs included within cost of revenue include email distribution costs. Editorial costs consist of payroll and stock‑based compensation expense related to the Company's editorial personnel, as these staff members are primarily dedicated to drafting and promoting deals.
Marketing
Marketing expense consists primarily of targeted online marketing costs, such as sponsored search, advertising on social networking sites, email marketing campaigns, affiliate programs and, to a lesser extent, offline marketing costs such as television, radio and print advertising. Marketing payroll costs, including related stock‑based compensation expense, are also classified as marketing expense. We record these costs within "Marketing" on the condensed consolidated statements of operations when incurred. Our subscriber acquisition and activation marketing activities also include elements that are not presented as "Marketing" on our condensed consolidated statements of operations, such as order discounts, free shipping on merchandise sales and accepting lower margins on our deals. Marketing is the primary method by which we acquire customers, and as such, is a critical part of our growth strategy.

Selling, General and Administrative
Selling expenses reported within "Selling, general and administrative" on the condensed consolidated statements of operations consist of payroll, including related stock-based compensation expense, and sales commissions for inside and outside sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses consist of payroll, including related stock-based compensation expense, for employees involved in general corporate functions, including accounting, finance, tax, legal and human resources, among others. Additional costs included in general and administrative include customer service and operations, depreciation and amortization expense, rent, professional fees, litigation costs, travel and entertainment, charitable contributions, recruiting, office supplies, maintenance and other general corporate costs.
Acquisition‑Related
Acquisition-related expense (benefit), net, represents the change in the fair value of contingent consideration arrangements related to business combinations. See Note 9 "Fair Value Measurements."
Interest and Other Income (Expense)
Interest and other income (expense), net, primarily consists of interest income on our cash and cash equivalents and foreign currency gains and losses resulting from foreign currency transactions, which are denominated in currencies other than our functional currencies.

Results of Operations
Comparison of the Three Months Ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenue:
Third party and other	$439,108	$540,053
Direct	162,294	19,230
Total revenue	601,402	559,283
Cost of revenue:
Third party and other	70,016	102,629
Direct	152,377	16,869
Total cost of revenue	222,393	119,498
Gross profit	379,009	439,785
Operating expenses:
Marketing	49,557	116,615
Selling, general and administrative	308,206	283,583
Acquisition-related expense (benefit), net	68	(52)
Total operating expenses	357,831	400,146
Income from operations	21,178	39,639
Interest and other expense, net	(5,064)	(3,539)
Loss on equity method investments	(19)	(5,128)
Income before provision for income taxes	16,095	30,972
Provision for income taxes	19,337	34,565
Net loss	(3,242)	(3,593)
Less: Net income attributable to noncontrolling interests	(750)	(880)
Net loss attributable to Groupon, Inc.	(3,992)	(4,473)
Adjustment of redeemable noncontrolling interests to redemption value	—	(7,222)
Net loss attributable to common stockholders	$(3,992)	$(11,695)

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Three Months Ended March 31,
	2013		2012
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$222,393	$714	$119,498	$482

Operating expenses:
Marketing	$49,557	$2,261	$116,615	$726
Selling, general and administrative	308,206	26,932	283,583	26,795
Acquisition-related expense (benefit), net	68	—	(52)	—
Total operating expenses	$357,831	$29,193	$400,146	$27,521
Foreign exchange rate neutral operating results
The effect on our condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended March 31,
	2013			2012
	At Avg.	Exchange		At Avg.	Exchange
	Q1 2012	Rate	As	Q1 2011	Rate	As
	Rates (1)	Effect (2)	Reported	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$1,420,288	$(12,519)	$1,407,769	$1,392,921	$(38,121)	$1,354,800

Revenue	$605,969	$(4,567)	$601,402	$575,613	$(16,330)	$559,283
Cost of revenue and operating expenses	587,168	(6,944)	580,224	534,670	(15,026)	519,644
Income from operations	$18,801	$2,377	$21,178	$40,943	$(1,304)	$39,639

(1)
Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue deals, gross billings differs from third party revenue reported in our condensed consolidated statements of operations, which are presented net of the merchant's share of the transaction price. For direct revenue deals, gross billings are equivalent to direct revenue reported in our condensed consolidated statements of operations. For the three months ended March 31, 2013 and 2012, our gross billings were $1,407.8 million and $1,354.8 million, reflecting a growth rate of 3.9%. Gross billings have increased due to an increase in the volume of transactions as we continue to grow our business.

Gross Billings by segment for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	% of total	2012	% of total
	(dollars in thousands)
Gross Billings:
North America	$681,319	48.4%	$553,557	40.9%
International	726,450	51.6%	801,243	59.1%
Total gross billings	$1,407,769	100.0%	$1,354,800	100.0%
We offer goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Gross Billings by category and segment for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	North America		International		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Local (1):
Third party and other	$450,140	$424,124	$379,413	$465,879	$829,553	$890,003
Direct	—	5,299	—	—	—	5,299
Total gross billings	450,140	429,423	379,413	465,879	829,553	895,302

Goods:
Third party and other	17,294	75,908	212,736	199,988	230,030	275,896
Direct	148,065	2,282	14,229	7,396	162,294	9,678
Total gross billings	165,359	78,190	226,965	207,384	392,324	285,574

Travel and other:
Third party and other	65,820	45,944	120,072	123,727	185,892	169,671
Direct	—	—	—	4,253	—	4,253
Total gross billings	65,820	45,944	120,072	127,980	185,892	173,924

Total gross billings	$681,319	$553,557	$726,450	$801,243	$1,407,769	$1,354,800

(1)	Includes gross billings from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment gross billings increased by $127.8 million to $681.3 million for the three months ended March 31, 2013, as compared to $553.6 million for the three months ended March 31, 2012. The increase in gross billings was primarily attributable to an increase in active customers and growth in billings from our Goods category.
International
International segment gross billings decreased by $74.8 million to $726.5 million for the three months ended March 31, 2013, as compared to $801.2 million for the three months ended March 31, 2012. The decrease in gross billings was primarily attributable to decreases in billings from our Local and Travel categories, partially offset by an increase in billings from our Goods category.

Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenue:
Third party	$437,204	$535,246
Direct	162,294	19,230
Other	1,904	4,807
Total revenue	$601,402	$559,283
Revenue increased by $42.1 million to $601.4 million for the three months ended March 31, 2013, as compared to $559.3 million for the three months ended March 31, 2012. The primary driver of this increase was the $143.1 million increase in direct revenue from transactions, primarily in our Goods category, where we are the merchant of record and for which revenue is reported on a gross basis. This increase was partially offset by a $98.0 million decrease in third party revenue, which was primarily driven by a $76.9 million decrease in our Local category. The net increase in revenue was partially due to the increase in active customers and units purchased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. In addition, several other initiatives have driven revenue growth during the current period as compared to the prior period. Through our daily emails, we have been increasingly targeting customers by sending them deals for specific locations and personal preferences, which we believe contributed to revenue growth. We also increased the number of merchant partner relationships and the volume of deals we offer on a daily basis to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended March 31, 2013 was $4.6 million.
Third Party Revenue
Third party revenue decreased by $98.0 million to $437.2 million for the three months ended March 31, 2013, as compared to $535.2 million for the three months ended March 31, 2012. This decrease was primarily attributable to our Local category, which decreased by $19.5 million and $57.4 million in the North America and International segments, respectively. The decrease in third party revenue was also due to a decrease in revenue from our Goods category in the North America segment, as the Goods transactions in that segment were primarily direct revenue transactions for the three months ended March 31, 2013 and were primarily third party revenue transactions for the three months ended March 31, 2012.
Direct Revenue
Direct revenue increased by $143.1 million to $162.3 million for the three months ended March 31, 2013, as compared to $19.2 million for the three months ended March 31, 2012. We are often the merchant of record for transactions in the Goods category, particularly in North America, such that the resulting revenue is reported on a gross basis within direct revenue. Direct revenue deals have continued to grow, both overall and as a percentage of our revenue, through the continued growth of our Goods category, and we expect that trend to continue for the foreseeable future. In addition, we expect that any growth in direct revenue will result in a smaller percentage increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category.  We currently anticipate that direct revenue transactions in our Goods category will increase over time in the International segment as we build out our global supply chain infrastructure.
Other Revenue
Other revenue decreased by $2.9 million to $1.9 million for the three months ended March 31, 2013, as compared to $4.8 million for the three months ended March 31, 2012, primarily due to the decrease in non-merchant advertising. Other revenue also includes revenue from payment processing, which we launched in the third quarter of 2012. Payment processing revenue was not significant for the three months ended March 31, 2013 and we do not expect it to be significant for the foreseeable future.

Revenue by Segment
Revenue by segment for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$191,489	31.8%	$230,984	41.3%
Direct	148,065	24.7%	7,581	1.4%
Total segment revenue	$339,554	56.5%	$238,565	42.7%
International:
Third party and other	$247,619	41.2%	$309,069	55.3%
Direct	14,229	2.3%	11,649	2.0%
Total segment revenue	$261,848	43.5%	$320,718	57.3%
Total revenue	$601,402	100.0%	$559,283	100.0%
Revenue by category and segment for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	North America		International		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Local (1):
Third party and other	$171,593	$191,128	$155,800	$213,166	$327,393	$404,294
Direct	—	5,299	—	—	—	5,299
Total revenue	171,593	196,427	155,800	213,166	327,393	409,593

Goods:
Third party and other	3,144	24,941	63,937	60,365	67,081	85,306
Direct	148,065	2,282	14,229	7,396	162,294	9,678
Total revenue	151,209	27,223	78,166	67,761	229,375	94,984

Travel and other:
Third party and other	16,752	14,915	27,882	35,538	44,634	50,453
Direct	—	—	—	4,253	—	4,253
Total revenue	16,752	14,915	27,882	39,791	44,634	54,706

Total revenue	$339,554	$238,565	$261,848	$320,718	$601,402	$559,283

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment revenue increased by $101.0 million to $339.6 million for the three months ended March 31, 2013, as compared to $238.6 million for the three months ended March 31, 2012. The increase in revenue was largely attributable to strong growth in direct revenue from our Goods category and an increase in active customers. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. The increase in direct revenue for the North America segment was partially offset by a $19.5 million decrease in third party revenue in our Local category, primarily due to lower margins on deals during the current period, and a $21.8 million decrease in third party revenue in our Goods category, as transactions in that category were predominantly direct revenue transactions for the three months ended March 31, 2013.

International
International segment revenue decreased by $58.9 million to $261.8 million for the three months ended March 31, 2013, as compared to $320.7 million for the three months ended March 31, 2012. The decrease was primarily due to a $57.4 million decrease in revenue from our Local category, which was due to decreased gross billings and lower margins on deals during the current period. In our International segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States.
Cost of Revenue
Cost of revenue on third party, other and direct revenue deals for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of revenue:
Third party	$70,007	$102,571
Direct	152,377	16,869
Other	9	58
Total cost of revenue	$222,393	$119,498
Cost of revenue is comprised of direct and indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the purchase price of consumer products, warehousing, shipping costs and inventory markdowns. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to relative gross billings during the period. As a result of the significant growth we have experienced from direct revenue transactions relative to our total gross billings for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, an increased share of those allocable costs has been allocated to cost of direct revenue in our condensed consolidated statement of operations for the three months ended March 31, 2013.
Cost of revenue increased by $102.9 million to $222.4 million for the three months ended March 31, 2013, as compared to $119.5 million for the three months ended March 31, 2012 and was attributable to the growth in direct revenue, primarily from our Goods category. The increase in cost of revenue was primarily driven by cost of merchandise and the related outbound freight costs on direct revenue deals, which were not as significant during the three months ended March 31, 2012.
Cost of Revenue by Segment
Cost of revenue by segment for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$28,920	13.0%	$62,580	52.4%
Direct	138,278	62.2%	6,671	5.6%
Total segment cost of revenue	$167,198	75.2%	$69,251	58.0%
International:
Third party and other	$41,096	18.5%	$40,049	33.5%
Direct	14,099	6.3%	10,198	8.5%
Total segment cost of revenue	$55,195	24.8%	$50,247	42.0%
Total cost of revenue	$222,393	100.0%	$119,498	100.0%

Cost of revenue by category and segment for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	North America		International		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Local (1):
Third party and other	$25,915	$51,782	$20,115	$27,622	$46,030	$79,404
Direct	—	4,663	—	—	—	4,663
Total cost of revenue	25,915	56,445	20,115	27,622	46,030	84,067

Goods:
Third party and other	475	6,757	17,381	7,822	17,856	14,579
Direct	138,278	2,008	14,099	6,474	152,377	8,482
Total cost of revenue	138,753	8,765	31,480	14,296	170,233	23,061

Travel and other:
Third party and other	2,530	4,041	3,600	4,605	6,130	8,646
Direct	—	—	—	3,724	—	3,724
Total cost of revenue	2,530	4,041	3,600	8,329	6,130	12,370

Total cost of revenue	$167,198	$69,251	$55,195	$50,247	$222,393	$119,498

(1)	Includes cost of revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment cost of revenue increased by $97.9 million to $167.2 million for the three months ended March 31, 2013, as compared to $69.3 million for the three months ended March 31, 2012. The increase in cost of revenue was primarily driven by the cost of merchandise and freight related to direct revenue deals.
International
International segment cost of revenue increased by $4.9 million to $55.2 million for the three months ended March 31, 2013, as compared to $50.2 million for the three months ended March 31, 2012. The increase in cost of revenue was primarily driven by the cost of merchandise and freight related to direct revenue deals. This increase was partially offset by reduced editorial costs and reduced email distribution costs, primarily due to the migration to an internal email distribution platform.
Gross Profit
Gross profit for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Gross profit:
Third party	$367,197	$432,675
Direct	9,917	2,361
Other	1,895	4,749
Total gross profit	$379,009	$439,785

Gross Profit by Segment
Gross profit by segment for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$162,569	42.9%	$168,404	38.3%
Direct	9,787	2.6%	910	0.2%
Total gross profit	$172,356	45.5%	$169,314	38.5%
International:
Third party and other	$206,523	54.5%	$269,020	61.2%
Direct	130	—%	1,451	0.3%
Total gross profit	$206,653	54.5%	$270,471	61.5%
Total gross profit	$379,009	100.0%	$439,785	100.0%
Gross profit by category and segment for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	North America		International		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Local (1):
Third party and other	$145,678	$139,346	$135,685	$185,544	$281,363	$324,890
Direct	—	636	—	—	—	636
Total gross profit	145,678	139,982	135,685	185,544	281,363	325,526

Goods:
Third party and other	2,669	18,184	46,556	52,543	49,225	70,727
Direct	9,787	274	130	922	9,917	1,196
Total gross profit	12,456	18,458	46,686	53,465	59,142	71,923

Travel and other:
Third party and other	14,222	10,874	24,282	30,933	38,504	41,807
Direct	—	—	—	529	—	529
Total gross profit	14,222	10,874	24,282	31,462	38,504	42,336

Total gross profit	$172,356	$169,314	$206,653	$270,471	$379,009	$439,785

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).

Gross profit decreased by $60.8 million to $379.0 million for the three months ended March 31, 2013, as compared to $439.8 million for the three months ended March 31, 2012. This decrease in gross profit resulted from the $102.9 million increase in cost of revenue during the three months ended March 31, 2013, partially offset by the $42.1 million increase in revenue. Gross profit as a percentage of revenue decreased to 63.0% for the three months ended March 31, 2013, as compared to 78.6% for the three months ended March 31, 2012. The decrease in gross profit as a percentage of revenue during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category that have lower margins than deals in our Local category. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our condensed consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue deals decreased by $65.5 million to $367.2 million for the three months ended March 31, 2013, as compared to $432.7 million for the three months ended March 31, 2012. This decrease in gross profit resulted from the $87.2 million decrease in gross billings on third party revenue deals to $1,243.6 million for the three months ended March 31, 2013, as compared to $1,330.8 million for the three months ended March 31, 2012. Gross profit as a percentage of revenue on third party revenue deals was 84.0% for the three months ended March 31, 2013, as compared to 80.8% for the three months ended March 31, 2012. The increase was primarily attributable to a lower proportion of the allocable costs within cost of revenue being allocated to the cost of third party revenue for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. These allocable costs include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees. An increased share of those costs was allocated to the cost of direct revenue due to the increase in billings from direct revenue transactions relative to total gross billings.
Gross profit on direct revenue deals increased by $7.6 million to $9.9 million for the three months ended March 31, 2013, as compared to $2.4 million for the three months ended March 31, 2012. This increase in gross profit resulted from the $143.1 million increase in direct revenue to $162.3 million for the three months ended March 31, 2013, as compared to $19.2 million for the three months ended March 31, 2012, partially offset by the $135.5 million increase in cost of revenue on direct revenue deals to $152.4 million for the three months ended March 31, 2013, as compared to $16.9 million for the three months ended March 31, 2012. Gross profit as a percentage of revenue on direct revenue deals was 6.1% for the three months ended March 31, 2013, as compared to 12.3% for the three months ended March 31, 2012.
Gross profit on other revenue decreased by $2.9 million to $1.9 million for the three months ended March 31, 2013, as compared to $4.7 million for the three months ended March 31, 2012. This decrease in gross profit resulted primarily from the $2.9 million decrease in other revenue for the three months ended March 31, 2013.
Marketing
For the three months ended March 31, 2013 and 2012, marketing expense was $49.6 million and $116.6 million, respectively. Marketing expense by segment as a percentage of segment revenue for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	% of Segment Revenue	2012	% of Segment Revenue
	(dollars in thousands)
North America	$23,850	7.0%	$34,721	14.6%
International	25,707	9.8%	81,894	25.5%
Marketing	$49,557	8.2%	$116,615	20.9%
We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving the volume of transactions. Marketing expense as a percentage of revenue for the three months ended March 31, 2013 has decreased from the three months ended March 31, 2012, which we believe is due to efficiencies we have realized from building a subscriber base and shifting our marketing spend to customer activation. Additionally, the increase in revenue, including direct revenue that is reported on a gross basis, contributed to the decline in marketing expense as a percentage of revenue for the three months ended March 31, 2013.
Marketing expense by segment as a percentage of total marketing expense for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America	$23,850	48.1%	$34,721	29.8%
International	25,707	51.9%	81,894	70.2%
Marketing	$49,557	100.0%	$116,615	100.0%
Our marketing expense decreased by $67.1 million to $49.6 million for the three months ended March 31, 2013, as compared to $116.6 million for the three months ended March 31, 2012. As our markets have developed throughout 2012 and during the three months ended March 31, 2013, our marketing spend has continued to shift from customer acquisition marketing to activation, which has contributed to lower marketing expense during the three months ended March 31, 2013. However, we currently anticipate increasing our marketing spend in future periods for both the North America and International segments in connection with our initiatives to grow our active customer base.
North America
North America segment marketing expense decreased by $10.9 million to $23.9 million for the three months ended March 31, 2013, as compared to $34.7 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, marketing expense as a percentage of revenue for the North America segment was 7.0%, as compared to 14.6% for the three months ended March 31, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued shift in focus from customer acquisition marketing to activation, which has contributed to lower marketing expense during the three months ended March 31, 2013.
International
International segment marketing expense decreased by $56.2 million to $25.7 million for the three months ended March 31, 2013, as compared to $81.9 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, marketing expense as a percentage of revenue for the International segment was 9.8%, as compared to 25.5% for the three months ended March 31, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued execution against our plan to move from customer acquisition marketing to activation, which has contributed to lower marketing expense during the three months ended March 31, 2013.
Selling, General and Administrative
For the three months ended March 31, 2013 and 2012, our selling, general and administrative expenses were $308.2 million and $283.6 million, respectively. The increase in selling, general and administrative expense was primarily related to investments in technology and investments in our corporate infrastructure necessary to support our current and anticipated growth as well as the activities of a public company. Selling, general and administrative expense as a percentage of revenue was 51.2% for the three months ended March 31, 2013, as compared to 50.7% for the three months ended March 31, 2012, respectively. Selling, general and administrative expense as a percentage of revenue has remained relatively unchanged from the comparable period of the prior year as the growth in those expenses was commensurate with our revenue growth. We are continuing to refine our sales management and selling processes, including through automation, as we endeavor to generate increased operating efficiencies.
Selling, general and administrative expense increased by $24.6 million to $308.2 million for the three months ended March 31, 2013, as compared to $283.6 million for the three months ended March 31, 2012. The increase in selling, general and administrative expense was primarily due to increases in depreciation and amortization expense, wages and benefits, consulting and professional fees and system maintenance expenses. Depreciation and amortization expense increased by $7.6 million for the three months ended March 31, 2013, primarily due to increased amortization expense related to a higher balance of internally-developed software as compared to the prior year period. Wages and benefits (excluding stock‑based compensation) within selling, general and administrative expenses increased by $6.9 million for the three months ended March 31, 2013, as we added sales force, technology and administrative personnel to support our business. Our consulting and professional fees increased by $3.9 million for the three months ended March 31, 2013, primarily related to higher outside consulting and tax-related costs, partially offset by lower accounting-related costs. In addition, there was a $3.6 million increase in system maintenance expenses for the three months ended March 31, 2013, as a result of investments in technology and our corporate infrastructure.
Acquisition‑Related Expense (Benefit), Net
For the three months ended March 31, 2013 and 2012, we incurred net acquisition-related expenses of $0.1 million and benefits of $0.1 million, respectively, representing changes in the fair value of contingent consideration liabilities from business acquisitions. See Note 9 "Fair Value Measurements."
Income from Operations
Income from operations decreased by $18.5 million to $21.2 million for the three months ended March 31, 2013, as compared to $39.6 million for the three months ended March 31, 2012. The decrease in income from operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to the decrease in gross profit of $60.8 million and the increase in selling, general and administrative expense of $24.6 million, partially offset by the decrease in marketing expense of $67.1 million. The favorable impact on income from operations from year-over-year changes in foreign exchange rates for the three months ended March 31, 2013 was $2.4 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $1.2 million to $41.4 million for the three months ended March 31, 2013, as compared to $40.2 million for the three months ended March 31, 2012. The increase in the segment operating income for North America was primarily attributable to our increased revenue, particularly from our Goods category, partially offset by our increased cost of revenue.
International
Segment operating income in our International segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, decreased by $17.6 million to $9.8 million for the three months ended March 31, 2013, as compared to $27.4 million for the three months ended March 31, 2012. The decrease in segment operating income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was due to the decrease in revenue of $58.9 million, partially offset by the decrease in segment cost of revenue and operating expenses, excluding stock-based compensation and acquisition related expense (benefit), net, of $41.2 million.
Interest and Other Expense, Net
Interest and other expense, net, primarily consists of interest income on our cash and cash equivalents and foreign currency gains and losses resulting from foreign currency transactions, which are denominated in currencies other than our functional currencies. Interest and other expense, net was $5.1 million for the three months ended March 31, 2013, as compared to $3.5 million for the three months ended March 31, 2012. The change is primarily related to increased foreign currency transaction losses.
Provision for Income Taxes
For the three months ended March 31, 2013 and 2012, we recorded income tax expense of $19.3 million and $34.6 million, respectively.
The effective tax rate was 120.1% for the three months ended March 31, 2013, as compared to 111.6% for the three months ended March 31, 2012. The most significant drivers of our effective tax rate for three months ended March 31, 2013 and 2012 were losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
As of March 31, 2013, the unamortized tax effects of intercompany transactions of $33.2 million and $37.7 million are included within “Prepaid expenses and other current assets” and “Other non-current assets,” respectively, on the condensed consolidated balance sheet. As of December 31, 2012, unamortized tax effects of intercompany transactions of $37.6 million and $46.3 million are included within “Prepaid expenses and other current assets” and “Other non-current assets,” respectively, on the consolidated balance sheet. As of March 31, 2013, our estimated future amortization of the tax effects of intercompany transactions to the provision for income taxes is $26.4 million for the remainder of 2013, $26.9 million for 2014 and $17.6 million for 2015. These amounts exclude the benefits, if any, for tax deductions in other jurisdictions that we may be entitled to as a result of the related intercompany transactions.
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
Non-GAAP Financial Measures
In addition to financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP financial measures: operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net, free cash flow and foreign exchange rate neutral operating results. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with U.S. GAAP. However, these measures are not intended to be a substitute for those reported in accordance with U.S. GAAP. These measures may be different from non-GAAP financial measures used by other companies, even when similar terms are used to identify such measures.
Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net. Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net is a non-GAAP financial measure that comprises the consolidated total of the segment operating income (loss) of our two segments, North America and International. Stock‑based compensation expense and acquisition‑related expense (benefit), net are excluded from segment operating income (loss) that we report under U.S. GAAP for our segments. Stock-based compensation expense is primarily a non-cash item. Acquisition-related expense (benefit), net represents the change in the fair value of contingent consideration arrangements related to business combinations. We use consolidated operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net to allocate resources and evaluate performance internally.
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
The following is a reconciliation of Operating income excluding stock-based compensation and acquisition-related expense (benefit), net to the most comparable U.S. GAAP financial measure, ‘‘Income from operations,’’ for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Income from operations	$21,178	$39,639
Adjustments:
Stock-based compensation(1)	29,907	28,003
Acquisition-related expense (benefit), net(2)	68	(52)
Total adjustments	29,975	27,951
Operating income excluding stock-based compensation and acquisition-related expense (benefit), net	$51,153	$67,590

(1)	Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing" on the condensed consolidated statements of operations.

(2)	Represents changes in the fair value of contingent consideration related to acquisitions made by the Company.
Free cash flow. Free cash flow is "Net cash provided by operating activities" less "Purchases of property and equipment and capitalized software." We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal-use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period.
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

The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by operating activities," for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$8,760	$83,714
Less: purchases of property and equipment and capitalized software	(14,468)	(13,083)
Free cash flow	$(5,708)	$70,631

Net cash used in investing activities	$(30,679)	$(46,444)
Net cash used in financing activities	$(9,342)	$(8,275)
Foreign exchange rate neutral operating results. Foreign exchange rate neutral operation results show current period operating results as if foreign currency exchange rates had remained the same as those in effect in the comparable prior year period. These measures are intended to facilitate comparisons to our historical performance. For a reconciliation of foreign exchange rate neutral operating results to the most comparable U.S. GAAP financial measure, see “Results of Operations" above.
Liquidity and Capital Resources
As of March 31, 2013, we had $1,165.7 million in cash and cash equivalents, which primarily consisted of cash, money market accounts and overnight securities.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows from operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. We generated positive cash flow from operations for the three months ended March 31, 2013 and 2012, and we expect cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make additional acquisitions, purchase capital assets and meet our other cash operating needs. Cash flow from operations was $8.8 million and $83.7 million for the three months ended March 31, 2013 and 2012, respectively.
We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2013 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of March 31, 2013, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $364.8 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
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
In order to support our overall global expansion, we expect to continue to make significant investments in our corporate facilities and technology development during 2013. During the three months ended March 31, 2013, we acquired two businesses for an aggregate purchase price of $1.2 million, of which of a majority was paid for in cash (net of cash acquired), and we expect to continue to use cash to make strategic acquisitions.
We currently plan to fund these investments in our North America and International segments with our available cash and cash equivalents balance and cash flows generated from the respective operations. We do not intend to pay dividends in the foreseeable future.

Cash Flow
Our net cash flow from operating, investing and financing activities for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$8,760	$83,714
Investing activities	(30,679)	(46,444)
Financing activities	(9,342)	(8,275)
Effect of changes in exchange rates on cash and cash equivalents	(12,378)	9,059
Net (decrease) increase in cash and cash equivalents	$(43,639)	$38,054
Cash Provided By Operating Activities
Cash provided by operating activities primarily consists of our net loss adjusted for certain items, including depreciation and amortization, stock‑based compensation, deferred income taxes and the effect of changes in working capital and other items.
Our current merchant partner arrangements are structured as either a redemption payment model or a fixed payment model defined as follows:
Redemption payment model - Under our redemption merchant partner payment model, we collect payments at the time our customers purchase Groupons and make payments to our merchant partners at a subsequent date. Using this payment model, merchant partners are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all of the gross billings from the unredeemed Groupon. The redemption model generally improves our overall cash flow because we do not pay our merchant partners until the customer redeems the Groupon. We typically pay our merchant partners upon redemption for the majority of deals in our International markets.
Fixed payment model - Under our fixed merchant partner payment model, we generally pay our merchant partners in installments over a period of sixty days for third party revenue deals. However, for third party revenue deals in which the merchant partner has a continuous presence on our websites and mobile applications by offering vouchers on a rolling basis for an extended period of time, we generally remit payments to the merchant on an ongoing basis throughout the term of the offering. For direct revenue deals in our Goods category, we generally have net 60-day payment terms with our suppliers. Under the fixed payment model, merchant partners are paid regardless of whether the Groupon is redeemed. We typically pay our merchant partners under the fixed payment model for the majority of deals in North America.
We experience swings in merchant and supplier payables associated with our normal revenue-generating activities, including both third party and direct revenue sales transactions, that can cause volatility in working capital levels and impact cash balances more or less than our operating income or loss would indicate. In the recent periods, we have offered certain merchant partners more favorable and accelerated payment terms, which has reduced our overall cash flow benefits from the timing differences between when we receive cash from customers and remit payments to our merchant partners. We expect this trend to continue in the future.
We believe that seasonal fluctuations will continue to impact our cash flows, particularly as a result of the growth of our Goods category. Our operating cash flows were adversely impacted by $39.4 million from the decrease in merchant and supplier payables during the three months ended March 31, 2013, which was primarily due to the timing of payments to suppliers of merchandise after the seasonally high levels of Goods transactions in late 2012. In contrast, our operating cash flows benefited by a $46.0 million increase in merchant and supplier payables during the three months ended March 31, 2012, as we were experiencing more favorable growth rates in our Local category at that time and our Goods category was much smaller in late 2011. The cash flow impact of changes in merchant and supplier payables during the three months ended March 31, 2013 and 2012 was the primary driver of the $75.0 million reduction in cash provided by operating activities between those periods.
For the three months ended March 31, 2013, our net cash provided by operating activities was $8.8 million, which consisted of a $49.6 million net increase for certain non-cash items, partially offset by a $37.6 million net decrease related to changes in working capital and other assets and liabilities and a $3.2 million net loss. The net adjustments for non-cash items include $29.9 million of stock-based compensation expense and $20.7 million of depreciation and amortization expense. The decrease in cash resulting from changes in working capital activities primarily consisted of a $39.4 million decrease in merchant and supplier payables and a $19.6 million decrease in accounts payable, partially offset by a $13.3 million increase in accrued expenses and other current liabilities and a $12.5 million decrease in prepaid expenses and other current assets. The $39.4 million decrease in merchant and supplier payables was primarily attributable to payments to suppliers of merchandise related to Goods transactions from November and December of 2012.
For the three months ended March 31, 2012, our net cash provided by operating activities of $83.7 million consisted of net loss of $3.6 million, offset by $41.0 million in adjustments for non-cash items and $46.3 million in cash provided by changes in working capital and other activities. The net adjustments for non-cash items include $28.0 million of stock‑based compensation expense and $11.7 million of depreciation and amortization expense. The increase in cash resulting from changes in working capital activities primarily consisted of a $46.0 million increase in our merchant payables, due to growth in the daily deals business, and a $13.4 million increase in accrued expenses and other current liabilities. These increases were partially offset by a $11.9 million increase in accounts receivable, primarily attributable to an increase in revenue for the three months ended March 31, 2012, and an increase of $4.1 million in prepaid expenses and other assets as a result of business growth. The accounts receivable due from payment processors related to our International segment represents a significant portion of total accounts receivable.
Cash Used In Investing Activities
Cash used in investing activities primarily consists of capital expenditures, additional investments in subsidiaries, minority investments and acquisitions of businesses.
For the three months ended March 31, 2013, our net cash used in investing activities of $30.7 million primarily consisted of $15.0 million invested in subsidiaries and cost method investments, $14.5 million in capital expenditures, including capitalized internal-use software, and $1.2 million in net cash paid for business acquisitions.
For the three months ended March 31, 2012, our net cash used in investing activities of $46.4 million primarily consisted of $10.3 million invested in subsidiaries and equity interests, $13.1 million in capital expenditures, including capitalized internal use software, and $23.0 million in net cash paid for business acquisitions.
Cash Used in Financing Activities
For the three months ended March 31, 2013, our net cash used in financing activities of $9.3 million was driven primarily by taxes paid related to net share settlements of stock-based compensation awards of $7.7 million, settlements of purchase price obligations related to acquisitions of $2.0 million and partnership distributions to noncontrolling interests of $1.1 million.
For the three months ended March 31, 2012 our net cash used in financing activities of $8.3 million was driven primarily by taxes paid related to net share settlements of stock-based compensation awards and cash paid out for contingent consideration liabilities initially recognized in purchase accounting.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2013 did not materially change from the amounts set forth in our 2012 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2013.
Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2013.

    The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expense, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions are policies related to revenue recognition, refunds, goodwill and long-lived assets, income taxes and other-than-temporary impairment.
Revenue Recognition
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
Direct revenue is derived primarily from selling products through our Goods category where we are the merchant of record. We are the primary obligor in these transactions, are subject to general inventory risk and have latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis, excluding any applicable taxes and net of estimated refunds. For purposes of evaluating whether product revenue should be recognized on a gross basis, unmitigated general inventory risk is a strong indicator of whether a seller has the risks and rewards of a principal to the sale transaction. U.S. GAAP specifies that general inventory risk exists if a seller either takes title to a product before that product is ordered by a customer (that is, maintains the product in inventory) or will take title to the product if it is returned by the customer (that is, back-end inventory risk) and the customer has a right of return. We have unmitigated general inventory risk on all of our direct revenue. Currently, that general inventory risk is primarily in the form of back-end inventory risk, as the amount of inventory that we maintain on hand has not been significant in relation to the amount of our direct revenue. However, we had $27.5 million of inventory on hand at March 31, 2013, and in future periods we may increase the levels of inventory on hand for our Goods category. For Goods transactions where we are performing a service by acting as a marketing agent of the merchant, revenue is recorded on a net basis and is presented within third party revenue.
Direct revenue, including associated shipping revenue, is recorded when the products are shipped and title passes to customers.
Discounts
We provide discount offers to encourage purchases of goods and services through our marketplace. On third party revenue transactions, discounts provided to purchasers of Groupons reduce the net amount that we retain after paying a portion of the purchase price to the merchant. We record discounts as a reduction of revenue.
Refunds
We estimate future refunds utilizing a statistical model that incorporates the following data inputs and factors: historical refund experience developed from millions of deals featured on our website, the relative risk of refunds based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals, and expected changes, if any, in our practices in response to refund experience or economic trends that might impact customer demand. By continually refining the refund model to reflect such data inputs, we believe that our model enables us to track and anticipate refund behavior. The portion of customer refunds for which the merchant's share is not recoverable on third party revenue deals is estimated based on the refunds that are expected to be issued after expiration of the related vouchers, the refunds that are expected to be issued due to merchant bankruptcy or poor customer experience, and whether the payment terms of the related merchant contracts are structured using a redemption payment model or a fixed payment model.
We accrue costs associated with refunds within "Accrued expenses" on the condensed consolidated balance sheets. The cost of refunds for third party revenue where the amounts payable to the merchant are recoverable and for all direct revenue is presented on the condensed consolidated statements of operations as a reduction to revenue. The cost of refunds for third party revenue for which the merchant's share is not recoverable is presented as a cost of revenue.
We assess the trends that could affect our estimates on an ongoing basis and make adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to the Company's refund policies, may cause future refunds to differ from our original estimates. If actual results are not consistent with the estimates or assumptions stated above, we may need to change our future estimates, and the effects could be material to the condensed consolidated financial statements.
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
Goodwill is allocated to our four reporting units - North America, Europe, Middle East and Africa ("EMEA"), Asia Pacific ("APAC") and Latin America ("LATAM"), at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.

We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We evaluate the recoverability of goodwill using a two-step impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of March 31, 2013, our market capitalization of $4.0 billion substantially exceeded our consolidated net book value of $764.0 million.
On February 28, 2013, our former CEO was terminated by our Board of Directors and a new Office of the Chief Executive was established to serve the functions of the CEO until a replacement is hired.  The Office of the Chief Executive is comprised of two members of the Board of Directors, who collectively function as the Company's chief operating decision-maker (“CODM”). As of March 31, 2013 and through the date of this Quarterly Report on Form 10-Q, the segment reporting information presented to the current CODM has remained consistent with the information provided to the former CODM for making operating decisions, allocating resources and assessing performance of our operating segments. If the information provided to the current CODM changes in a future period, the composition of our operating segments for segment reporting purposes and reporting units for goodwill impairment testing may be impacted. In the event that such changes occur and result in additional reporting units, a portion of our goodwill would be reallocated to the newly identified reporting units and those new reporting units would be subject to goodwill impairment tests.
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
For purposes of assessing whether it is more likely than not that our deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $757.5 million and $753.5 million at March 31, 2013 and December 31, 2012, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. Consequently, we have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions. Due to our cumulative losses, we have recognized valuation allowances against deferred tax assets that are not supported by those objective sources of taxable income. As of March 31, 2013 and December 31, 2012, we have not recognized deferred tax assets without a valuation allowance when the only sources of taxable income are projected future earnings or tax planning strategies. For certain jurisdictions where applicable tax law imposes limitations that may prevent us from realizing our deferred tax assets through the scheduled reversal of taxable temporary differences, we have recorded valuation allowances in excess of the net deferred tax asset balances. A change in the assumptions used to assess the realizability of our deferred tax assets could cause an increase or decrease to the valuation allowance and, consequently, our effective tax rate, which could materially impact our results of operations.
As of March, 31, 2013, the total valuation allowance against our deferred tax assets in the United States was approximately $21 million. We currently expect that by the end of 2013, the United States may no longer have a cumulative loss in the most recent three-year period. Based on the relevant facts and circumstances at that time, including our projected future earnings and applicable loss carryforward limitations, we may conclude that it is appropriate to release a portion of the valuation allowance for that jurisdiction.
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
Other-Than-Temporary Impairment of Investments
An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. We conduct periodic reviews of all of our investments with unrealized losses to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and our strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, we consider whether we intend to sell the investment or whether it is more likely than not that we will be required to sell the investment before recovery of its amortized cost basis. Investments with unrealized losses that are determined to be other-than-temporary are written down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are not recorded for cost method investments and equity method investments, while such losses are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities.
We previously concluded that our cost method investment in F-tuan was other-than-temporarily impaired as of December 31, 2012 and the investment was written down to its fair value of $77.5 million at that time. In April 2013, we obtained F-tuan's actual results for the three months ended March 31, 2013, as well as their updated financial projections for future periods. The investee's operating loss for the three months ended March 31, 2013 was higher than forecasted at the time of the December 31, 2012 fair value measurement. This increase was due to lower gross billings and higher operating expenses as compared to its forecast in the prior quarter, while deal margins were substantially consistent with that forecast. Additionally, F-tuan reduced its forecasted revenues and operating income for the remainder of 2013, as compared to its forecast in the prior quarter, but did not reduce its forecasted results for subsequent years. For purposes of measuring the fair value of this investment as of March 31, 2013, we applied a discounted cash flow approach, which is an income approach, and the resulting value was corroborated by a market approach. We used a discount rate of 30%, which was consistent with the discount rate used in the December 31, 2012 fair value measurement, and used the investee's updated financial projections for the year ending December 31, 2013. However, we applied downward adjustments to the investee's financial projections for future years based on our expectations for the investee's future performance and related market conditions. The resulting fair value measurement of the investment in F-tuan as of March 31, 2013 was $71.6 million, a $5.9 million decrease from the $77.5 million fair value measurement as of December 31, 2012.
The other-than-temporary impairment recorded at December 31, 2012 established a new cost basis for our investment in F-tuan. The factors that we considered in evaluating whether the $5.9 million unrealized loss as of March 31, 2013 constituted an other-than-temporary impairment included the severity of the impairment (i.e., an unrealized loss equal to 7.6% of the investment's amortized cost), the duration of the impairment of less than three months since the current cost basis was established and our intent to hold the investment for a sufficient period of time to allow for a recovery in fair value. Based on this assessment, which also considered other qualitative factors, we concluded that the investment was not other-than-temporarily impaired as of March 31, 2013. However, if the operating performance of the investee deteriorates significantly in future periods or if the investee obtains additional funding at a substantially lower valuation, it may be necessary to recognize an other-than-temporary impairment charge in earnings at that time.
Recently Issued Accounting Standards
There are no accounting standards that have been issued but not yet adopted that we believe will have a material impact on our financial position or results of operations.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effect of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Japanese yen and Brazilian real, which exposes us to foreign currency risk. For the three months ended March 31, 2013, we derived approximately 43.5% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of March 31, 2013 and December 31, 2012.
As of March 31, 2013, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $154.7 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $15.5 million. This compares to a $197.3 million working capital deficit subject to foreign currency exposure at December 31, 2012, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $19.7 million. The primary difference between foreign currency exposure from December 31, 2012 to March 31, 2013 is due to fluctuations in foreign currencies against the U.S. Dollar during 2013 and improvements in the working capital deficit over the year.
Interest Rate Risk
Our cash and cash equivalents primarily consists of cash and money market funds. We currently do not have long-term borrowings except for $4.8 million of long-term capital lease obligations, which do not expose us to significant interest rate risk. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In November 2012, we purchased a convertible debt security issued by a nonpublic entity for $3.0 million, and have classified the security as available-for-sale. The interest rate risk on this security is not significant.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2013 and 2012.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Office of the Chief Executive and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our management concluded that, as of March 31, 2013, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Office of the Chief Executive and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 6 “Commitments and Contingencies—Legal Matters” of the Notes to the accompanying unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our revenue and operating results will continue to vary from quarter to quarter due to the rapidly evolving nature of our business. We believe that our revenue growth and ability to achieve and maintain profitability will depend, among other factors, on our ability to:

•	acquire new customers and retain existing customers;

•	attract new merchant partners and retain existing merchant partners who wish to offer deals through the sale of Groupons;

•	effectively address and respond to challenges in international markets, particularly in Europe;

•	expand the number, variety and relevance of products and deals we offer, particularly as we attempt to build a more complete local marketplace;

•	increase the awareness of our brand domestically and internationally;

•	provide a superior customer service experience for our customers and merchant partners;

•	respond to changes in consumer and merchant access to and use of the Internet and mobile devices;

•	effectively utilize Internet search engines to generate traffic to our websites; and

•	react to challenges from existing and new competitors.
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
Our business grew rapidly in prior periods as merchants and consumers have increasingly used our marketplace. However, this is a new market which we created in late 2008 and which has operated at a substantial scale for only a limited period of time. Given the limited history, we are constantly evolving our strategy and may not always be successful in doing so. For example, we experienced a decline in revenue from our International segment in the first quarter of 2013, as compared to the first quarter of 2012. We expect that the market will evolve in ways which may be difficult to predict. For example, we believe that in some of our markets, including North America, investments in new customer acquisition are less productive and the continued growth of our revenue will require more focus on increasing or maintaining the rate at which our existing customers purchase Groupons and our ability to expand the number and variety of deals that we offer. It is also possible that merchant partners or customers could broadly determine that they no longer believe in the value of our current services or marketplace. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in our markets, our business, financial condition and results of operations could suffer a material negative impact.
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
We have historically focused our marketing spend on customer acquisition, and we have recently begun to also focus on activating new customers and retaining existing customers. While our marketing expense declined during the three months ended March 31, 2013, as compared to the prior year period, we expect to increase our market spend in future periods as we attempt to continue to grow our customer base. If our assumptions regarding our marketing efforts and strategies prove incorrect, our ability to generate profits from our investments in new customer acquisitions may be less than we have assumed. In such case, we may need to increase expenses or otherwise alter our strategy and our results of operations could be negatively impacted.
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
We had an accumulated deficit of $757.5 million as of March 31, 2013. We anticipate that our profitability will be impacted as we continue to invest in our growth, through increased spending in some areas and through accepting a lower percentage of the proceeds from our deals, as we attempt to add more merchant partners to our marketplace. These efforts may prove more difficult than we currently anticipate, and we may not succeed in realizing the benefits of these efforts in a short time frame, or at all. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue could prevent us from attaining or increasing our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
Our merchant payment terms and revenue growth have provided us with operating cash flow to fund our working capital needs. Our merchant partner arrangements are generally structured such that we collect cash up front when our customers purchase Groupons and make payments to our merchant partners at a subsequent date, either on a fixed schedule or upon redemption by customers. We currently pay our merchant partners upon redemption in many deals in our International markets, but we may continue to move toward offering payments on a fixed schedule in those markets. Additionally, payment arrangements in our Goods category generally result in us paying merchant partners on a more accelerated basis than payment arrangements in our Local category.
Our accrued merchant and supplier payable balance decreased from $671.3 million as of December 31, 2012 to $620.5 million as of March 31, 2013, due primarily to our seasonally strong Goods business in the fourth quarter of 2012, which resulted in increased payments to merchants and suppliers during the first quarter of 2013 and a corresponding decline in our cash flows from operations. We use the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer our merchant partners more favorable or accelerated payment terms or our revenue does not continue to grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
Our success is dependent upon our ability to provide a superior mobile experience for our customers, and our customers' continued ability to access our offerings through mobile devices.
In North America, 45% of all transactions were completed on mobile devices during March 2013, as compared to nearly 30% during March 2012. In order to continue to grow our mobile transactions, it is critical that our applications work well with a range of mobile technologies, systems, networks and standards. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices or use mobile devices that do not offer access to our mobile applications.
We purchase and sell some products from indirect suppliers, which increases our risk of litigation and other losses.
We source merchandise both directly from brand owners and indirectly from retailers and third party distributors, and we often take title to the goods before we offer them for sale to our customers.  Further, some brand owners, retailers and third party distributors may be unwilling to offer products for sale on the Internet or through Groupon in particular, which could have an adverse impact on our ability to source and offer popular products. By selling merchandise sourced from parties other than the brand owners, we are subject to an increased risk that the merchandise may be damaged or non-authentic, which could result in potential liability under applicable laws, regulations, agreements and orders, and increase the amount of returned merchandise. In addition, brand owners may take legal action against us, which even if we prevail could result in costly litigation, generate bad publicity for us, and have a material adverse impact on our business, financial condition and results of operations.
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
We are involved in litigation regarding, among other matters, patent, consumer, securities and employment issues. Litigation can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding these and other lawsuits in which we are involved, see Note 6 "Commitments and Contingencies" to our condensed consolidated financial statements.
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
Because we do not have control over our merchant partners and the quality of products or services they deliver, we rely on a statistical model that incorporates the following data inputs and factors to estimate future refunds: historical refund experience developed from millions of deals featured on the Company's website, the relative risk of refunds based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals and expected changes, if any, in our practices in response to refund experience or economic trends that might impact customer demand. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate. If our refund reserves are not adequate to cover future refund claims, this inadequacy could have a material adverse effect on our liquidity and profitability.

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
The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, including a permanent CEO, could harm our business.
        In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical and sales positions. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to our success, and competition for experienced and well qualified employees can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and share-based compensation. Our primary form of share-based incentive award is restricted stock units. If the anticipated value of such share-based incentive awards does not materialize, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.

In particular, our former Chief Executive Officer was terminated on February 28, 2013, and our board of directors established a new “Office of the Chief Executive” reporting to the board of directors to serve the functions of the CEO until such time that we hire a new CEO. We face intense competition for executive-level talent from a variety of sources, including from current and potential competitors in the technology and e-commerce industries, and it may be difficult to find a new Chief Executive Officer on a timely basis with the same level of skill and experience of the current Office of the Chief Executive. Our continued success is dependent, in part, upon our ability to attract and retain superior executive officers, including a permanent CEO. As we become a more mature company, we may find our recruiting and retention efforts more challenging. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be not be able to manage our business effectively.

In our Payments business, we may be subject to chargeback liability if our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers.
            We have recently launched Payments, under which we provide payment processing for merchants.  If we process a payment that is successfully disputed by the customer at a later date, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we or our clearing bank is unable to collect such amounts from the merchant's account, or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder.  Any chargebacks not paid by our merchants may adversely affect our financial condition and results of operations. In addition, if our clearing bank terminates our relationship and we are unable to secure a relationship with another clearing bank, we would be unable to process payments.
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
Our business depends on our ability to maintain and scale the network infrastructure necessary to send our emails and operate our websites, mobile applications and transaction processing systems, and any significant disruption in service on our email infrastructure, websites, mobile applications or transaction processing systems could result in a loss of subscribers, customers or merchant partners.
Subscribers access our deals through our websites and mobile applications, as well as via daily emails that are often targeted by location, purchase history and personal preferences. Our reputation and ability to acquire, retain and serve our current customers and potential customers are dependent upon the reliable performance of our websites, mobile applications, email delivery and transaction processing systems and the underlying network infrastructure. As our subscriber base and the amount of information shared on our websites and applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure to handle the traffic on our websites and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our subscriber base or the amount of traffic and transactions on our websites and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or otherwise (including spam filters preventing emails from reaching subscribers), could affect the security or availability of our websites and applications, and prevent our subscribers from accessing our services. A substantial portion of our network infrastructure is hosted by third party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic and transactions could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential subscribers and merchant partners, which could harm our operating results and financial condition.
We may be subject to breaches of our information technology systems, which could harm our relationships with our customers and merchant partners, subject us to negative publicity and litigation, and cause substantial harm to our business.
Our business model requires us to obtain confidential information about our customers and merchant partners, including names, email addresses and credit card and other payment account information. Because of our high profile and the amount of customer information that we store, we are at an increased risk of attacks on our system, notwithstanding the fact that we have invested heavily in systems to protect such information.
We, like other e-commerce businesses, use encryption and authentication technology to help provide the security and authentication in an effort to effectively secure transmission of confidential information, including credit card numbers. While these techniques have been effective in maintaining confidentiality, we cannot guarantee that this will prevent all potential breaches of our system, including by means of technologies developed to bypass these securities measures. In addition, outside parties may attempt to fraudulently induce employees, merchant partners or customers to disclose sensitive information in order to gain access to our information or our merchant partners’ or customers’ information.
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
Our business, like that of our merchant partners, may be subject to some degree of sales seasonality. As the growth of our business stabilizes, these seasonal fluctuations may become more evident. Seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. For example, we experienced a $39.4 million decline in operating cash flows during the three months ended March 31, 2013 as the result of a decrease in merchant and supplier payables, primarily due to the timing of payments to suppliers of merchandise after the seasonally high levels of Goods transactions in late 2012. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our common stock.
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
We are also subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payments services business. In addition, events affecting our third party payment processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of our payment processors, could have a material adverse effect on our business.
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
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, or the SEC, the Public Company Accounting

Oversight Board and the marketplace rules of the NASDAQ stock market, impose additional reporting and other obligations on public companies. Compliance with these public company requirements has increased our costs and made some activities more time-consuming. In connection with the preparation of our financial statements for the year ended December 31, 2011, our independent registered accounting firm identified a material weakness in the design and operating effectiveness of our internal control over financial reporting, and as a result we incurred additional costs remediating this material weakness. In addition, the existence of this issue could adversely affect us, our reputation or investor perceptions of us. It also may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third-parties may also prompt even more changes in corporate governance and reporting requirements. The additional reporting and other obligations imposed on us by these rules and regulations has increased our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. These increased costs require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.
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

Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of March 31, 2013, our founders, Eric Lefkofsky, Bradley Keywell and Andrew Mason control 100% of our outstanding Class B common stock and approximately 29.5% of our outstanding Class A common stock, representing approximately 54.5% of the voting power of our outstanding capital stock. Messrs. Lefkofsky, Keywell and Mason will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2013, we issued 286,915 shares of Class A common stock to settle certain liability-classified subsidiary stock-based compensation awards.
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May 2013.

GROUPON, INC.
By:	/s/ Jason E. Child
	Name:	Jason E. Child
	Title:	Chief Financial Officer

EXHIBITS

Exhibit Number	Description
31.1	Certification of Office of the Chief Executive pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Office of the Chief Executive pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Office of the Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data file