Form 10-Q
period 2013-06-30
Groupon, Inc.
filed 2013-08-08
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

As of August 6, 2013, there were 663,145,295 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

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

ITEM 1.     FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,182,011	$1,209,289
Accounts receivable, net	96,808	96,713
Deferred income taxes	30,636	31,211
Prepaid expenses and other current assets	127,496	150,573
Total current assets	1,436,951	1,487,786
Property, equipment and software, net of accumulated depreciation and amortization of $75,210 and $46,236, respectively	125,860	121,072
Goodwill	206,683	206,684
Intangible assets, net	33,186	42,597
Investments	97,321	84,209
Deferred income taxes, non-current	28,837	29,916
Other non-current assets	47,830	59,210
Total Assets	$1,976,668	$2,031,474
Liabilities and Equity
Current liabilities:
Accounts payable	$35,499	$59,865
Accrued merchant and supplier payables	616,605	671,305
Accrued expenses	226,846	246,924
Deferred income taxes	51,191	53,700
Other current liabilities	134,805	136,647
Total current liabilities	1,064,946	1,168,441
Deferred income taxes, non-current	20,387	20,860
Other non-current liabilities	100,907	100,072
Total Liabilities	1,186,240	1,289,373
Commitments and contingencies (see Note 6)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 661,630,188 and 654,523,706 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	66	65
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	1,532,699	1,485,006
Accumulated deficit	(765,043)	(753,477)
Accumulated other comprehensive income	24,774	12,446
Total Groupon, Inc. Stockholders' Equity	792,496	744,040
Noncontrolling interests	(2,068)	(1,939)
Total Equity	790,428	742,101
Total Liabilities and Equity	$1,976,668	$2,031,474

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Third party and other	$418,871	$502,985	$857,979	$1,043,038
Direct	189,876	65,350	352,170	84,580
Total revenue	608,747	568,335	1,210,149	1,127,618
Cost of revenue:
Third party and other	55,507	77,032	125,523	179,661
Direct	168,546	58,152	320,923	75,021
Total cost of revenue	224,053	135,184	446,446	254,682
Gross profit	384,694	433,151	763,703	872,936
Operating expenses:
Marketing	55,497	88,407	105,054	205,022
Selling, general and administrative	302,600	299,894	610,806	583,477
Acquisition-related benefit, net	(815)	(1,635)	(747)	(1,687)
Total operating expenses	357,282	386,666	715,113	786,812
Income from operations	27,412	46,485	48,590	86,124
Loss on equity method investments	(14)	(3,428)	(33)	(8,556)
Other (expense) income, net	(5,565)	57,367	(10,629)	53,828
Income before provision for income taxes	21,833	100,424	37,928	131,396
Provision for income taxes	27,384	66,875	46,721	101,440
Net (loss) income	(5,551)	33,549	(8,793)	29,956
Net income attributable to noncontrolling interests	(2,023)	(1,220)	(2,773)	(2,100)
Net (loss) income attributable to Groupon, Inc.	(7,574)	32,329	(11,566)	27,856
Adjustment of redeemable noncontrolling interests to redemption value	—	(3,943)	—	(11,165)
Net (loss) income attributable to common stockholders	$(7,574)	$28,386	$(11,566)	$16,691

Net (loss) earnings per share
Basic	$(0.01)	$0.04	$(0.02)	$0.03
Diluted	$(0.01)	$0.04	$(0.02)	$0.03

Weighted average number of shares outstanding
Basic	662,361,436	647,149,537	660,580,927	645,073,582
Diluted	662,361,436	663,122,709	660,580,927	663,230,558

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(5,551)	$33,549	$(8,793)	$29,956
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10,345	(1,257)	12,488	9
Unrealized (loss) gain on available-for-sale debt security	(67)	—	90	—
Other comprehensive income (loss)	10,278	(1,257)	12,578	9
Comprehensive income	4,727	32,292	3,785	29,965
Comprehensive income attributable to noncontrolling interests	(2,314)	(1,220)	(3,023)	(2,100)
Comprehensive income attributable to Groupon, Inc.	$2,413	$31,072	$762	$27,865

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net (loss) income	$(8,793)	$29,956
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	42,168	24,526
Stock-based compensation	62,353	55,087
Deferred income taxes	(566)	12,997
Excess tax benefits on stock-based compensation	(3,768)	(21,750)
Loss on equity method investments	33	8,556
Acquisition-related benefit, net	(747)	(1,687)
Gain on E-Commerce transaction	—	(56,032)
Change in assets and liabilities, net of acquisitions:
Restricted cash	3,267	(2,828)
Accounts receivable	(2,941)	8,085
Prepaid expenses and other current assets	15,992	(21,745)
Accounts payable	(22,831)	18,268
Accrued merchant and supplier payables	(37,975)	32,021
Accrued expenses and other current liabilities	(7,237)	63,077
Other, net	13,107	10,498
Net cash provided by operating activities	52,062	159,029
Investing activities
Purchases of property and equipment and capitalized software	(28,510)	(39,792)
Acquisitions of businesses, net of acquired cash	(1,469)	(40,271)
Purchases of investments	(13,083)	(13,097)
Settlement of liability related to purchase of additional interest in consolidated subsidiary	(1,959)	—
Purchases of additional interests in consolidated subsidiaries	—	(13,427)
Purchases of intangible assets	(1,520)	(10)
Net cash used in investing activities	(46,541)	(106,597)
Financing activities
Excess tax benefits on stock-based compensation	3,768	21,750
Taxes paid related to net share settlements of stock-based compensation awards	(16,016)	(5,668)
Payments of contingent consideration from acquisitions	(30)	(4,250)
Settlements of purchase price obligations related to acquisitions	(5,000)	—
Proceeds from stock option exercises and employee stock purchase plan	3,015	5,657
Partnership distributions to noncontrolling interest holders	(2,815)	(1,606)
Payments of capital lease obligations	(205)	—
Net cash (used in) provided by financing activities	(17,283)	15,883
Effect of exchange rate changes on cash and cash equivalents	(15,516)	(5,452)
Net (decrease) increase in cash and cash equivalents	(27,278)	62,863
Cash and cash equivalents, beginning of period	1,209,289	1,122,935
Cash and cash equivalents, end of period	$1,182,011	$1,185,798
Non-cash investing and financing activities
Contingent consideration liabilities incurred in connection with acquisitions	$30	$421
Equipment acquired under capital lease obligations	$6,482	$—
Shares issued to settle liability-classified awards	$2,263	$—
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	$1,660	$6,556
Contribution of investment in E-Commerce transaction	$—	$47,042
Liability incurred in E-Commerce transaction	$—	$20,000
See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Groupon Inc. Stockholder's Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2012	656,923,682	$65	$1,485,006	$(753,477)	$12,446	$744,040	$(1,939)	$742,101
Net loss	—	—	—	(11,566)	—	(11,566)	2,773	(8,793)
Foreign currency translation	—	—	—	—	12,238	12,238	250	12,488
Unrealized gain on available-for-sale debt security, net of tax	—	—	—	—	90	90	—	90
Shares issued to settle liability-classified awards	478,304	—	2,263	—	—	2,263	—	2,263
Exercise of stock options	1,884,546	—	1,894	—	—	1,894	—	1,894
Vesting of restricted stock units	7,057,420	1	(1)	—	—	—	—	—
Shares issued under employee stock purchase plan	271,402	—	1,121	—	—	1,121	—	1,121
Tax withholdings related to net share settlements of stock-based compensation awards	(2,585,190)	—	(15,776)	—	—	(15,776)	—	(15,776)
Stock-based compensation on equity-classified awards	—	—	62,115	—	—	62,115	—	62,115
Tax shortfalls, net of excess tax benefits, on stock-based compensation awards	—	—	(3,923)	—	—	(3,923)	—	(3,923)
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	(3,152)	(3,152)
Balance at June 30, 2013	664,030,164	$66	$1,532,699	$(765,043)	$24,774	$792,496	$(2,068)	$790,428

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
The Company's operations are organized into three principal segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). During the second quarter of 2013, the Company changed the composition of its operating segments to separate its former International segment between EMEA and Rest of World. See Note 11 "Segment Information" for further information.
Unaudited Interim Financial Information
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheets, statements of operations, comprehensive income, cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 27, 2013.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2. BUSINESS COMBINATIONS
The Company acquired three businesses during the six months ended June 30, 2013.  These business combinations were accounted for using the acquisition method, and the results of each of those acquired businesses have been included in the condensed consolidated financial statements beginning on the respective acquisition dates. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the purchase price for these acquisitions have been prepared on a preliminary basis, and changes to those allocations may occur as additional information becomes available. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including acquiring an experienced workforce. The goodwill is generally not deductible for tax purposes.
Liabilities for contingent consideration (i.e., earn-outs) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value recorded within earnings as "Acquisition-related benefit, net."  See Note 9 "Fair Value Measurements" for information about fair value measurements of contingent consideration liabilities.
The primary purpose of the Company's three acquisitions during the six months ended June 30, 2013 was to acquire an experienced workforce and to expand and advance product offerings. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $1.5 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred	Fair Value
Cash	$1,470
Contingent consideration	30
Total	$1,500
The following table summarizes the allocation of the aggregate purchase price of acquisitions for the six months ended June 30, 2013 (in thousands):

Net working capital (including acquired cash of less than $0.1 million)	$38
Goodwill	1,241
Intangible assets: (1)
Developed technology	171
Other intangible assets	50
Total purchase price	$1,500

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company's condensed consolidated results of operations.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is tested for impairment at the reporting unit level. Previously, the Company's four reporting units were North America, EMEA, Asia Pacific ("APAC") and Latin America ("LATAM"). As discussed in Note 11 "Segment Information," the Company changed the composition of its operating segments during the three months ended June 30, 2013 to separate its former International segment between EMEA and Rest of World. As a result of this change in operating segments, the Company's former EMEA reporting unit has been disaggregated into four new reporting units for goodwill impairment testing purposes: Southern EMEA, Western EMEA, Northern EMEA and Eastern/Central EMEA. Goodwill from the former EMEA reporting unit was reallocated to the four new EMEA reporting units based on their relative fair values.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Due to the establishment of the four new reporting units in the current period, the Company performed an interim goodwill impairment evaluation for those reporting units as of June 30, 2013. For the Southern EMEA and Northern EMEA reporting units, there was no impairment of goodwill because the fair values of those reporting units exceeded their carrying values. As of the June 30, 2013 testing date, liabilities exceeded assets for the Western EMEA and Eastern/Central EMEA reporting units. For reporting units with a negative book value (i.e., excess of liabilities over assets), qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test. Based on that evaluation, which included consideration of the significant growth of the businesses and improvement in their operating performance since they were acquired in May 2010, the Company determined that the likelihood of a goodwill impairment for the two reporting units with negative book values did not reach the more-likely-than-not threshold specified in U.S. GAAP. Accordingly, the Company concluded that the goodwill relating to the Western EMEA and Eastern/Central EMEA reporting units was not impaired as of June 30, 2013 and step two of the goodwill impairment test was not required to be performed. The Company also tested the former EMEA reporting unit for goodwill impairment immediately prior to the establishment of the four new reporting units and there was no impairment of goodwill because its fair value exceeded its carrying value.
The following table summarizes the Company's goodwill activity by segment for the six months ended June 30, 2013 (in thousands):

	North America	International	EMEA	Rest of World	Consolidated
Balance as of December 31, 2012	$79,276	$127,408	$—	$—	$206,684
Goodwill related to acquisitions	1,241	—	—	—	1,241
Other adjustments(1)	1,396	(2,638)	—	—	(1,242)
Reallocation to new segments	—	(124,770)	105,347	19,423	—
Balance as of June 30, 2013	$81,913	$—	$105,347	$19,423	$206,683

(1)	Includes changes in foreign exchange rates for goodwill and purchase accounting adjustments.
The following tables summarize the Company's other intangible assets (in thousands):

	As of June 30, 2013
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$41,602	$25,227	$16,375
Merchant relationships	8,075	7,117	958
Trade names	6,419	6,124	295
Developed technology	20,024	15,211	4,813
Other intangible assets	16,832	6,087	10,745
Total	$92,952	$59,766	$33,186

	As of December 31, 2012
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$42,075	$21,356	$20,719
Merchant relationships	8,187	6,873	1,314
Trade names	6,490	5,900	590
Developed technology	20,000	10,994	9,006
Other intangible assets	15,601	4,633	10,968
Total	$92,353	$49,756	$42,597

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense for these intangible assets was $5.2 million and $5.5 million for the three months ended June 30, 2013 and 2012, respectively, and $10.8 million and $10.0 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the Company's estimated future amortization expense for these intangible assets is as follows (in thousands):

Remaining amounts in 2013	$9,999
2014	13,613
2015	7,283
2016	1,966
2017	325
Thereafter	—
$33,186
4. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	June 30, 2013	Percent Ownership of Common and Preferred Stock			December 31, 2012	Percent Ownership of Common and Preferred Stock
Cost method investments:
Life Media Limited (F-tuan)	$77,521	19%			$77,521	19%
Other cost method investments	14,866	6%	to	17%	1,867	6%	to	19%
Total cost method investments	92,387				79,388
Equity method investments	1,701	21%	to	50%	1,734	21%	to	50%
Total investments in equity interests	$94,088				$81,122
Available-for-sale debt security	3,233				3,087
Total investments	$97,321				$84,209
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
In June 2012, Life Media Limited ("F-tuan"), an exempted company incorporated under the laws of the Cayman Islands with operations in China, acquired the Company's 49.8% interest in E-Commerce King Limited ("E-Commerce"). In exchange for its interest in E-Commerce and an additional $25.0 million of cash consideration, the Company received a 19.1% interest in F-tuan in the form of common and Series E preferred shares. The Company paid $5.0 million of the cash consideration on June 25, 2012 and the remaining amount was paid on July 2, 2012. The Company recognized a non-operating gain of $56.0 million as a result of the transaction, which is included within "Other (expense) income, net" on the consolidated statement of operations. The gain represents the excess of the fair value of the Company's 19.1% investment in F-tuan over the carrying value of its E-Commerce investment as of the date of the transaction and the $25.0 million of cash consideration. The investment in F-tuan is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee. Accordingly, the investment is adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Available-for-Sale Debt Security
In November 2012, the Company purchased a convertible debt security issued by a nonpublic entity for $3.0 million and has classified the security as available-for-sale. As of June 30, 2013, the amortized cost, gross unrealized gain and fair value of this security were $3.0 million, $0.2 million and $3.2 million, respectively. As of December 31, 2012, the amortized cost, gross unrealized gain and fair value of this security were $3.0 million, $0.1 million and $3.1 million, respectively. The contractual maturity date of the security is November 1, 2015.
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
The Company previously concluded that its cost method investment in F-tuan was other-than-temporarily impaired as of December 31, 2012, and the investment was written down to its fair value of $77.5 million at that time. For purposes of measuring the fair value of this investment as of June 30, 2013, the Company applied a discounted cash flow method, which is an income approach, and the resulting value was corroborated by a market approach. The Company used a discount rate of 31%, compared to a discount rate of 30% used in the December 31, 2012 fair value measurement, and the Company used the investee's financial projections for the remainder of the year ending December 31, 2013. However, the Company applied downward adjustments to the investee's financial projections for future years in the June 30, 2013 fair value measurement based on our expectations for the investee's future performance and related market conditions. The resulting fair value measurement of the investment in F-tuan as of June 30, 2013 was $69.1 million, an $8.4 million decrease from the $77.5 million fair value measurement as of December 31, 2012.
The other-than-temporary impairment recorded at December 31, 2012 established a new cost basis for the investment in F-tuan. The factors that the Company considered in evaluating whether the $8.4 million unrealized loss as of June 30, 2013 constituted an other-than-temporary impairment included the severity of the impairment (i.e., an unrealized loss equal to 10.8% of the investment's amortized cost), the duration of the impairment of less than six months since the current cost basis was established and the Company's intent to hold the investment for a sufficient period of time to allow for a recovery in fair value. Based on this assessment, which also considered other qualitative factors, the Company concluded that the investment was not other-than-temporarily impaired as of June 30, 2013. However, if the operating performance of the investee deteriorates significantly in future periods or if the investee obtains additional funding at a substantially lower valuation, it may be necessary to recognize an other-than-temporary impairment charge in earnings at that time.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION
The following table summarizes the Company's other (expense) income, net for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$441	$828	$870	$1,406
Interest expense	(101)	—	(158)	—
Gain on E-Commerce transaction	—	56,032	—	56,032
Foreign exchange and other	(5,905)	507	(11,341)	(3,610)
Other (expense) income, net	$(5,565)	$57,367	$(10,629)	$53,828
The following table summarizes the Company's prepaid expenses and other current assets as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Current portion of unamortized tax effects on intercompany transactions	$32,670	$37,589
Finished goods inventories	18,711	39,733
Prepaid expenses	21,944	20,964
Restricted cash	13,261	16,507
VAT and other taxes receivable	15,352	16,439
Prepaid marketing(1)	19,051	—
Prepayments of inventory purchases and other(1)	6,507	19,341
Total prepaid expenses and other current assets	$127,496	$150,573

(1)
The Company previously remitted prepayments to an online travel company in connection with a two-year agreement to offer discounted airline ticket deals. These prepayments were recorded within "Prepayments of inventory purchases and other."  In June 2013, the parties entered into an amended agreement whereby the Company's prepayments were applied as consideration for certificates that can be used to obtain discounts on the purchase of air travel through the online travel company's website. The Company intends to periodically issue these certificates to customers in connection with its marketing activities. The cost of the certificates is recorded as "Prepaid marketing" as of June 30, 2013, and marketing expense will be recognized in future periods as the certificates are issued to customers.

The following table summarizes the Company's accrued expenses as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Marketing	$14,042	$11,237
Refunds reserve	43,852	69,209
Payroll and benefits	59,771	61,557
Subscriber credits	51,572	58,977
Professional fees	16,871	16,938
Other	40,738	29,006
Total accrued expenses	$226,846	$246,924

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's other current liabilities as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Income taxes payable	$43,173	$33,887
VAT and sales tax payable	41,206	55,728
Deferred revenue	31,619	25,780
Other	18,807	21,252
Total other current liabilities	$134,805	$136,647
The following table summarizes the Company's other non-current liabilities as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Long-term tax liabilities	$79,185	$77,553
Deferred rent	8,990	9,162
Other	12,732	13,357
Total other non-current liabilities	$100,907	$100,072
The following table summarizes the components of accumulated other comprehensive income as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Foreign currency translation adjustments	$24,631	$12,393
Unrealized gain on available-for-sale debt security, net of tax	143	53
Accumulated other comprehensive income	$24,774	$12,446
6. COMMITMENTS AND CONTINGENCIES
The Company's commitments as of June 30, 2013 did not materially change from the amounts set forth in the Company's 2012 Annual Report on Form 10-K.
Legal Matters
From time to time, the Company is party to various legal proceedings incident to the operation of its business. For example, the Company is currently involved in proceedings by stockholders, former employees, intellectual property infringement suits and suits by customers (individually or as class actions) alleging, among other things, violation of the Credit Card Accountability, Responsibility and Disclosure Act, and state laws governing gift cards, stored value cards and coupons. Additionally, the Company is subject to general customer complaints seeking monetary damages, particularly in its Rest of World segment. The following is a brief description of the more significant legal proceedings.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  Originally filed in April 2012, the case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. The complaint asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Allegations in the consolidated amended complaint include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued financial statements.  The putative class action lawsuit seeks an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  The defendants filed a motion to dismiss the consolidated amended complaint on January 18, 2013. The motion to dismiss is fully briefed, and the Company awaits the court's ruling.
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
On July 1, 2013, a putative class action captioned Weber v. Groupon, Inc. pending in the United States District Court for the Northern District of Illinois was voluntarily dismissed without prejudice by the lead plaintiff. The putative class action was originally filed as two federal putative class action securities complaints: Weber v. Groupon, Inc., et al (filed on December 21, 2012) and Earley v. Groupon, Inc. et al. (filed on January 22, 2013), consolidated as Weber v. Groupon, Inc., et al.  The actions asserted claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the allegations included that the Company and its officers and directors made untrue statements or omissions of material fact, including with respect to the Company's revenue growth and revenue mix.  The putative class action lawsuit sought an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.
            Two additional state stockholder derivative complaints were filed in January 2013, in the Chancery Division of the Circuit of Court of Cook County, Illinois: Charles v. Mason, et al. was filed on January 24, 2013, and Walsh v. Mason, et al. was filed on January 31, 2013.  The Charles and Walsh complaints generally allege that the defendants breached their fiduciary duties through a series of statements about the Company's financial health and business prospects beginning on May 14, 2012, through November 2012 related to the Company's revenue and customer base, and alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Both complaints seek to recoup an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursements for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of non-monetary relief.  On March 19, 2013, the court ordered the Charles and Walsh

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

actions to be consolidated.  On May 13, 2013, the court entered a stipulation and order granting plaintiff's request to appoint lead counsel and liaison counsel, and to stay the cases pending the Court's resolution of an anticipated motion to dismiss in Weber v. Groupon, Inc.  As discussed above, the lead plaintiff in Weber subsequently voluntarily dismissed the case without prejudice.  Pursuant to the May 13, 2013 stipulation and order, the parties conferred following dismissal of Weber, and the Company is awaiting a decision as to whether plaintiff intends to proceed further.
The Company intends to defend all of the securities and stockholder derivative lawsuits vigorously.
The Company was named as a defendant in a series of class actions that came to be consolidated into a single case in the U.S. District Court for the Southern District of California.  The consolidated case is referred to as In re Groupon Marketing and Sales Practices Litigation. The Company denies liability, but the parties agreed to settle the litigation for $8.5 million before any determination had been made on the merits or with respect to class certification.  Because the case had been filed as a class action, the parties were required to provide proper notice and obtain court approval for the settlement. During that process, certain individuals asserted various objections to the settlement.  The parties to the case opposed the objections and on December 14, 2012, the district court approved the settlement over the various objections.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of June 30, 2013, 7,044,353 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense of $32.4 million and $27.1 million for the three months ended June 30, 2013 and 2012, respectively, and $62.4 million and $55.1 million for the six months ended June 30, 2013 and 2012, respectively, related to stock awards issued under the Plans, acquisition-related awards and subsidiary awards. The Company also capitalized $2.1 million and $1.2 million of stock-based compensation for the three months ended June 30, 2013 and 2012, respectively, and $4.7 million and $2.5 million for the six months ended June 30, 2013 and 2012, respectively, in connection with internally-developed software.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10 million shares of common stock under the ESPP. For the six months ended June 30, 2013, 271,402 shares of common stock were issued under the ESPP. No shares of common stock were issued under the ESPP for the six months ended June 30, 2012.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Options
The table below summarizes the stock option activity during the six months ended June 30, 2013:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2012	7,713,421	$1.09	$29,063
Exercised	(1,884,546)	$1.01
Forfeited	(203,259)	$1.07
Expired	(11,103)	$2.05
Outstanding at June 30, 2013	5,614,513	$1.11	$41,756

Exercisable at June 30, 2013	4,320,383	$0.90	$33,062

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the exercise price exceeds the fair value) that would have been received by the option holders had all option holders exercised their options as of June 30, 2013 and December 31, 2012, respectively.

Restricted Stock Units
The table below summarizes activity regarding unvested restricted stock units under the Plans during the six months ended June 30, 2013:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2012	29,699,348	$9.31
Granted	26,871,742	$6.13
Vested	(7,057,420)	$9.04
Forfeited	(4,650,353)	$9.20
Unvested at June 30, 2013	44,863,317	$7.49
Restricted Stock Awards
The Company has granted restricted stock awards in connection with prior period business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service period.
The table below summarizes activity regarding unvested restricted stock during the six months ended June 30, 2013:

	Restricted Stock	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2012	577,048	$10.31
Vested	(333,484)	$8.23
Unvested at June 30, 2013	243,564	$13.16

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. (LOSS) EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The Company computes (loss) earnings per share of Class A and Class B common stock using the two-class method. Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed using the weighted-average number of common shares and the effect of potentially dilutive equity awards outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, unvested restricted stock awards and ESPP shares. The dilutive effect of these equity awards are reflected in diluted (loss) earnings per share by application of the treasury stock method. The computation of the diluted (loss) earnings per share of Class A common stock assumes the conversion of Class B common stock, while the diluted (loss) earnings per share of Class B common stock does not assume the conversion of those shares.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the Company assumes the conversion of Class B common stock in the computation of the diluted (loss) earnings per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables set forth the computation of basic and diluted (loss) earnings per share of Class A and Class B common stock for the three and six months ended June 30, 2013 and 2012 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic (loss) earnings per share:
Numerator
Allocation of net (loss) income	$(5,530)	$(21)	$33,425	$124	$(8,761)	$(32)	$29,845	$111
Less: Allocation of adjustment of redeemable noncontrolling interests to redemption value	—	—	3,928	15	—	—	11,123	42
Less: Allocation of net income attributable to noncontrolling interests	2,016	7	1,215	5	2,763	10	2,092	8
Allocation of net (loss) income attributable to common stockholders	$(7,546)	$(28)	$28,282	$104	$(11,524)	$(42)	$16,630	$61
Denominator
Weighted-average common shares outstanding	659,961,460	2,399,976	644,749,561	2,399,976	658,180,951	2,399,976	642,673,606	2,399,976
Basic (loss) earnings per share	$(0.01)	$(0.01)	$0.04	$0.04	$(0.02)	$(0.02)	$0.03	$0.03

Diluted (loss) earnings per share:
Numerator
Allocation of net (loss) income attributable to common stockholders	$(7,546)	$(28)	$28,282	$104	$(11,524)	$(42)	$16,630	$61
Reallocation of net income attributable to common stockholders as a result of conversion of Class B(1)	—	—	104	—	—	—	61	—
Allocation of net (loss) income attributable to common stockholders	$(7,546)	$(28)	$28,386	$104	$(11,524)	$(42)	$16,691	$61
Denominator
Weighted-average common shares outstanding used in basic computation	659,961,460	2,399,976	644,749,561	2,399,976	658,180,951	2,399,976	642,673,606	2,399,976
Conversion of Class B(1)	—	—	2,399,976	—	—	—	2,399,976	—
Employee stock options(1)	—	—	11,794,679	—	—	—	12,971,501	—
Restricted shares and RSUs(1)	—	—	4,178,493	—	—	—	5,185,475	—
Weighted-average diluted shares outstanding(1)	659,961,460	2,399,976	663,122,709	2,399,976	658,180,951	2,399,976	663,230,558	2,399,976
Diluted (loss) earnings per share	$(0.01)	$(0.01)	$0.04	$0.04	$(0.02)	$(0.02)	$0.03	$0.03

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted loss per share calculation for the three and six months ended June 30, 2013 because the effect would be antidilutive.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following outstanding equity awards are not included in the diluted (loss) earnings per share calculation above because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	6,268,708	816	6,851,765	816
Restricted stock units	42,601,423	7,909,056	37,075,549	2,499,130
Restricted stock	302,715	—	427,506	—
ESPP shares	550,165	—	559,170	—
Total	49,723,011	7,909,872	44,913,990	2,499,946
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
Contingent consideration - The Company has contingent obligations to transfer cash payments and equity shares to the former owners in conjunction with certain acquisitions if specified operational objectives and financial results are met over future reporting periods. Liabilities for contingent consideration (i.e., earn-outs) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value recorded in earnings as acquisition-related benefit, net.
The Company uses an income approach to value contingent consideration liabilities, which is determined based on the

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

present value of probability-weighted future cash flows using internal models. For contingent consideration to be settled in a variable number of shares of common stock, the Company used the most recent Groupon stock price as reported on the NASDAQ to determine the fair value of the shares potentially issuable as of June 30, 2013 and December 31, 2012. The Company has generally classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $14.8 million cash and 0.1 million shares of the Company's common stock as of June 30, 2013.
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	As of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,468	$585,468	$—	$—
Available-for-sale debt security	$3,233	$—	$—	$3,233

Liabilities:
Contingent consideration	$6,854	$—	$—	$6,854

		Fair Value Measurement at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,393	$585,393	$—	$—
Available-for-sale debt security	$3,087	$—	$—	$3,087

Liabilities:
Contingent consideration	$7,601	$—	$—	$7,601

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Assets
Available-for-Sale Debt Security:
Beginning Balance	$3,341	$—	$3,087	$—
Total (losses) gains included in other comprehensive income	(108)	—	146	—
Ending Balance	$3,233	$—	$3,233	$—

Unrealized losses (gains) still held(1)	$108	$—	$(146)	$—

Liabilities
Contingent Consideration:
Beginning Balance	$7,699	$7,031	$7,601	$11,230
Issuance of contingent consideration in connection with acquisitions	—	—	30	—
Total gains included in earnings(2)	(815)	(950)	(747)	(899)
Settlements of contingent consideration liabilities	(30)	—	(30)	(4,250)
Ending Balance	$6,854	$6,081	$6,854	$6,081

Unrealized gains still held(1)	$(815)	$(950)	$(747)	$(950)

(1)
Represents the unrealized (losses) gains recorded in earnings or other comprehensive income during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(2)	Changes in the fair value of contingent consideration liabilities are classified as "Acquisition-related benefit, net" on the condensed consolidated statements of operations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any nonrecurring fair value measurements after initial recognition during the three and six months ended June 30, 2013 and 2012.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the condensed consolidated financial statements (in thousands):

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Cost method investments:
Life Media Limited (F-tuan)	$77,521	$69,148	$77,521	(1)	$77,521
Other cost method investments	$14,866	$15,251	$1,867		$2,260

(1)	The Company's cost method investment in F-tuan was determined to be other-than-temporarily impaired and was written down to its fair value of $77.5 million as of December 31, 2012.
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
The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of June 30, 2013 and December 31, 2012 due to their short term nature.
10. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended June 30, 2013, the Company recorded income tax expense of $27.4 million on pre-tax income of $21.8 million, for an effective tax rate of 125.4%. For the three months ended June 30, 2012, the Company recorded income tax expense of $66.9 million on pre-tax income of $100.4 million, for an effective tax rate of 66.6%.
For the six months ended June 30, 2013, the Company recorded income tax expense of $46.7 million on pre-tax income of $37.9 million, for an effective tax rate of 123.2%. For the six months ended June 30, 2012, the Company recorded income tax expense of $101.4 million on pre-tax income of $131.4 million, for an effective tax rate of 77.2%.
The Company's U.S. statutory rate is 35%. The most significant factors impacting the effective tax rate for the three and six months ended June 30, 2013 and 2012 were losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense. The effective tax rates for the three and six months ended June 30, 2012 were also negatively impacted by the tax effects of the gain on the E-Commerce transaction, as described in Note 4 "Investments."
As of June 30, 2013, the unamortized tax effects of intercompany transactions of $31.0 million and $31.6 million are included within “Prepaid expenses and other current assets” and “Other non-current assets,” respectively, on the condensed consolidated balance sheet. As of December 31, 2012, unamortized tax effects of intercompany transactions of $37.6 million and $46.3 million are included within “Prepaid expenses and other current assets” and “Other non-current assets,” respectively, on the condensed consolidated balance sheet. As of June 30, 2013, the estimated future amortization of the tax effects of intercompany transactions to income tax expense is $17.2 million for the remainder of 2013, $26.5 million for 2014 and $18.9 million for 2015. These amounts exclude the benefits, if any, for tax deductions in other jurisdictions that the Company may be entitled to as a result of the related intercompany transactions.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11. SEGMENT INFORMATION
The Company previously organized its operations into two principal segments: North America, which represents the United States and Canada, and International, which represented the rest of the Company's global operations. On February 28, 2013, the Company's former CEO was terminated by the Board of Directors and a new Office of the Chief Executive was established to serve the functions of the CEO. The Office of the Chief Executive was comprised of two members of the Board of Directors, Eric Lefkofsky and Ted Leonsis, who collectively functioned as the Company's chief operating decision-maker ("CODM"). Beginning in June 2013, the financial information reported to the CODM, which is used in making resource allocation decisions and assessing operating performance, separated the Company's former International segment between EMEA and Rest of World. As a result of this change in the financial information reported to the CODM, the Company has updated its segment disclosures to separately report three segments: North America, EMEA and Rest of World. Prior period segment information has been retrospectively adjusted to reflect this change.
In August 2013, the Board of Directors appointed Mr. Lefkofsky as CEO. Mr. Lefkofsky was previously a member of the Office of the Chief Executive and will continue to be the Company's CODM.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Revenue for each segment is based on the geographic market where the sales are completed. Revenue and profit or loss information by reportable segment reconciled to consolidated net (loss) income for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
North America
Revenue(1)	$377,182	$260,181	$716,736	$498,746
Segment cost of revenue and operating expenses(2)	328,674	216,752	626,862	415,145
Segment operating income(2)	48,508	43,429	89,874	83,601
EMEA
Revenue	159,962	211,555	343,760	441,911
Segment cost of revenue and operating expenses(2)	135,254	179,761	284,876	373,789
Segment operating income(2)	24,708	31,794	58,884	68,122
Rest of World
Revenue	71,603	96,599	149,653	186,961
Segment cost of revenue and operating expenses(2)	85,776	99,888	188,215	199,160
Segment operating loss(2)	(14,173)	(3,289)	(38,562)	(12,199)
Consolidated
Revenue	608,747	568,335	1,210,149	1,127,618
Segment cost of revenue and operating expenses(2)	549,704	496,401	1,099,953	988,094
Segment operating income(2)	59,043	71,934	110,196	139,524
Stock-based compensation	32,446	27,084	62,353	55,087
Acquisition-related benefit, net	(815)	(1,635)	(747)	(1,687)
Loss on equity method investments	14	3,428	33	8,556
Other expense (income), net	5,565	(57,367)	10,629	(53,828)
Income before provision for income taxes	21,833	100,424	37,928	131,396
Provision for income taxes	27,384	66,875	46,721	101,440
Net (loss) income	$(5,551)	$33,549	$(8,793)	$29,956

(1)
North America contains revenue from the United States of $363.8 million and $243.1 million for the three months ended June 30, 2013 and 2012, respectively, and $690.6 million and $468.3 million for the six months ended June 30, 2013 and 2012, respectively.

(2)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related benefit, net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision maker uses in assessing segment performance and making resource allocation decisions. For the three months ended June 30, 2013 and 2012, stock-based compensation expense was approximately $25.6 million and $16.9 million, respectively, for the North America segment, approximately $3.3 million and $3.4 million, respectively, for the EMEA segment and approximately $3.5 million and $6.8 million, respectively, for the Rest of World segment. For the three months ended June 30, 2013 and 2012, acquisition-related benefit, net was approximately $0.5 million and $0.9 million, respectively, for the North America segment and approximately $0.3 million and $0.7 million, respectively, for the EMEA segment. For the six months ended June 30, 2013 and 2012, stock-based compensation expense was approximately $48.4 million and $35.1 million, respectively, for the North America segment, approximately $6.5 million and $6.6 million, respectively, for the EMEA segment and approximately $7.5 million and $13.4 million, respectively, for the Rest of World segment. For the six months ended June 30, 2013 and 2012, acquisition-related benefit, net was approximately $0.4 million and $1.1 million, respectively, for the North America segment and approximately $0.4 million and $0.6 million, respectively, for the EMEA segment. Acquisition-related benefit, net for the North America segment includes gains and losses relating to contingent consideration obligations incurred by U.S. legal entities relating to purchases of businesses that became part of the EMEA and Rest of World segments, which is consistent with the attribution used for internal reporting purposes.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's total assets by reportable segment as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
North America (1)	$1,213,663	$1,177,314
EMEA	598,410	649,978
Rest of World	164,595	204,182
Consolidated total assets	$1,976,668	$2,031,474

(1)
North America contains assets from the United States of $1,120.2 million and $1,112.6 million at June 30, 2013 and December 31, 2012, respectively. There were no other individual countries located outside of the United States that represented more than 10% of consolidated total assets as of June 30, 2013 or December 31, 2012.

Category Information
The Company offers goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). The following table summarizes the Company's third party and other and direct revenue by category for its three reportable segments for the three months ended June 30, 2013 and 2012 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$174,117	$184,189	$109,481	$134,069	$43,323	$59,792	$326,921	$378,050
Direct	693	288	—	—	—	—	693	288
Total revenue	174,810	184,477	109,481	134,069	43,323	59,792	327,614	378,338

Goods:
Third party	4,651	10,387	32,938	46,092	14,985	21,772	52,574	78,251
Direct	181,377	52,774	2,181	10,589	5,625	1,699	189,183	65,062
Total revenue	186,028	63,161	35,119	56,681	20,610	23,471	241,757	143,313

Travel and other:
Third party and other	16,344	12,543	15,362	20,805	7,670	13,336	39,376	46,684
Direct	—	—	—	—	—	—	—	—
Total revenue	16,344	12,543	15,362	20,805	7,670	13,336	39,376	46,684

Total revenue	$377,182	$260,181	$159,962	$211,555	$71,603	$96,599	$608,747	$568,335

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's third party and other and direct revenue by category for its three reportable segments for the six months ended June 30, 2013 and 2012 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$345,710	$375,317	$220,196	$289,601	$88,408	$117,426	$654,314	$782,344
Direct	693	5,587	—	—	—	—	693	5,587
Total revenue	346,403	380,904	220,196	289,601	88,408	117,426	655,007	787,931

Goods:
Third party	7,795	35,328	78,813	87,673	33,047	40,556	119,655	163,557
Direct	329,442	55,056	9,632	17,493	12,403	2,191	351,477	74,740
Total revenue	337,237	90,384	88,445	105,166	45,450	42,747	471,132	238,297

Travel and other:
Third party and other	33,096	27,458	35,119	42,891	15,795	26,788	84,010	97,137
Direct	—	—	—	4,253	—	—	—	4,253
Total revenue	33,096	27,458	35,119	47,144	15,795	26,788	84,010	101,390

Total revenue	$716,736	$498,746	$343,760	$441,911	$149,653	$186,961	$1,210,149	$1,127,618

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's gross profit by category for its three reportable segments for the three months ended June 30, 2013 and 2012 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$154,299	$148,479	$98,583	$122,401	$35,361	$47,298	$288,243	$318,178
Direct	57	54	—	—	—	—	57	54
Total gross profit	154,356	148,533	98,583	122,401	35,361	47,298	288,300	318,232

Goods:
Third party	4,129	8,373	28,233	42,080	9,416	17,325	41,778	67,778
Direct	22,848	6,849	(1,125)	(5)	(450)	300	21,273	7,144
Total gross profit	26,977	15,222	27,108	42,075	8,966	17,625	63,051	74,922

Travel and other:
Third party and other	13,253	10,112	13,840	18,995	6,250	10,890	33,343	39,997
Direct	—	—	—	—	—	—	—	—
Total gross profit	13,253	10,112	13,840	18,995	6,250	10,890	33,343	39,997

Total gross profit	$194,586	$173,867	$139,531	$183,471	$50,577	$75,813	$384,694	$433,151

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's gross profit by category for its three reportable segments for the six months ended June 30, 2013 and 2012 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$299,977	$287,825	$195,106	$262,827	$74,523	$92,416	$569,606	$643,068
Direct	57	690	—	—	—	—	57	690
Total gross profit	300,034	288,515	195,106	262,827	74,523	92,416	569,663	643,758

Goods:
Third party	6,798	26,557	68,228	79,622	15,977	32,326	91,003	138,505
Direct	32,635	7,123	(1,146)	974	(299)	243	31,190	8,340
Total gross profit	39,433	33,680	67,082	80,596	15,678	32,569	122,193	146,845

Travel and other:
Third party and other	27,475	20,986	31,064	38,936	13,308	21,882	71,847	81,804
Direct	—	—	—	529	—	—	—	529
Total gross profit	27,475	20,986	31,064	39,465	13,308	21,882	71,847	82,333

Total gross profit	$366,942	$343,181	$293,252	$382,888	$103,509	$146,867	$763,703	$872,936

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
12. RELATED PARTIES
Marketing Services
During 2011, the Company engaged InnerWorkings, Inc. ("InnerWorkings") to provide marketing services. Eric Lefkofsky, the Company's Executive Chairman and a member of the Office of the Chief Executive until being named CEO in August 2013, is a significant stockholder and former director of InnerWorkings. The Company recognized less than $0.1 million and $0.5 million of expense for the three months ended June 30, 2013 and 2012, respectively, and less than $0.1 million and $0.7 million of expense under its agreement with InnerWorkings for the six months ended June 30, 2013 and 2012, respectively.
Logistics Services
In connection with the Company's expansion of Goods offerings during 2012, the Company entered into a transportation and supply chain management agreement with Echo Global Logistics, Inc. ("Echo"). Eric Lefkofsky and two of the Company's other directors, Peter Barris and Bradley Keywell, either are currently or were previously directors of Echo and have direct and/or indirect ownership interests in Echo. Pursuant to the agreement, Echo provided services either related to carrier rate negotiation and management, shipping origin and destination coordination, inventory facility set-up and management and supply chain cost analysis. Echo received payments of approximately $0.6 million for its services under the agreement for both the three and six months ended June 30, 2012, respectively, which were expensed by the Company through "Cost of revenue" on the condensed consolidated statements of operations. The Company terminated its arrangement with Echo during 2012.

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
Overview
Our mission is to be the world's commerce operating system, increasing consumer buying power while driving more business to merchants through price and discovery. As part of that vision, we act as a local commerce marketplace that connects merchants to consumers by offering goods and services at a discount. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including online advertising, the yellow pages, direct mail, newspaper, radio, television, and promotions. By bringing the brick and mortar world of local commerce onto the Internet, Groupon is helping local merchants to attract customers and sell goods and services. In our Goods category, through which we offer deals on merchandise, we often act as the merchant of record, particularly on deals in North America. We provide consumers with savings and help them discover what to do, eat, see, buy and where to travel.
Current and potential customers are able to access our deals through email, our websites and mobile applications, where we offer discounts on goods, services, travel and events that are targeted by location, purchase history and personal preferences. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchants, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer for the Groupon excluding any applicable taxes and net of estimated refunds. We generated revenue of $608.7 million during the three months ended June 30, 2013, as compared to $568.3 million during the three months ended June 30, 2012. We generated revenue of $1,210.1 million during the six months ended June 30, 2013, as compared to $1,127.6 million during the six months ended June 30, 2012.
Our operations are organized into three principal segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). During the second quarter of 2013, the Company changed the composition of its operating segments to separate its former International segment between EMEA and Rest of World. See Note 11 "Segment Information" for further information. For the three months ended June 30, 2013, we derived 62.0% of our revenue from our North America segment, 26.3% of our revenue from our EMEA segment and 11.7% of our revenue from our Rest of World segment. For the six months ended June 30, 2013, we derived 59.2% of our revenue from our North America segment, 28.4% of our revenue from our EMEA segment and 12.4% of our revenue from our Rest of World segment.
We have an accumulated deficit of $765.0 million as of June 30, 2013. Since our inception, we have driven our growth through substantial investments in infrastructure and marketing to increase customer acquisition. In particular, our significant net losses in previous years were driven in part by the rapid expansion of our EMEA and Rest of World segments, which involved investing heavily in upfront marketing, sales and infrastructure related to the build out of our operations in early stage countries.
How We Measure Our Business
We measure our business with several financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the long‑term performance of our marketplace. Certain of the financial metrics are reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and certain of these metrics are considered non-GAAP financial measures. As our business evolves, we may make changes to our key financial and operating metrics used to measure our business in future periods. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.
Financial Metrics

•
Gross billings. This metric represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue deals, gross billings differs from third party revenue reported in our condensed consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals, gross billings are equivalent to direct revenue reported in our condensed consolidated statements of operations. We consider this metric to be an important indicator of our growth and business performance as it is a proxy for the dollar volume of transactions generated through our marketplace. Tracking gross billings on third party revenue deals also allows us to track changes in the percentage of gross billings that we are able to retain after payments to our merchants.

•
Revenue. We believe revenue is an important indicator for our business. Our third party revenue is derived from deals where we act as the marketing agent and is the purchase price paid by the customer for the Groupon less an agreed upon portion of the purchase price paid to the featured merchant, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Direct revenue, when the Company is selling the product as the merchant of record, is the purchase price paid by the customer, excluding any applicable taxes and net of estimated refunds.

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

•
Operating income excluding stock-based compensation and acquisition-related benefit, net. Operating income excluding stock-based compensation and acquisition-related benefit, net is a non-GAAP financial measure that comprises the consolidated total of the segment operating income (loss) of our three segments, North America, EMEA and Rest of World. Stock‑based compensation expense and acquisition‑related benefit, net are excluded from segment operating income (loss) that we report under U.S. GAAP for our segments. Stock-based compensation expense is primarily a non-cash item. Acquisition-related benefit, net represents the change in the fair value of contingent consideration arrangements related to business combinations. We use consolidated operating income excluding stock-based compensation and acquisition-related benefit, net to allocate resources and evaluate performance internally. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

•
Free cash flow. Free cash flow is a non-GAAP financial measure that comprises net cash provided by operating activities less purchases of property and equipment and capitalized software. We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal-use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in Groupon's cash balance for the applicable period. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

The following table presents the above Financial Metrics for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Gross billings (1)	$1,413,806	$1,286,676	$2,821,575	$2,641,476
Revenue	608,747	568,335	1,210,149	1,127,618
Gross profit	384,694	433,151	763,703	872,936
Operating income excluding stock-based compensation and acquisition-related benefit, net	59,043	71,934	110,196	139,524
Free cash flow	29,260	48,606	23,552	119,237

(1)	Reflects the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds.
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

•
Units. This metric represents the number of vouchers and products purchased from us by our customers, before refunds and cancellations. We consider unit growth to be an important indicator of the total volume of business conducted through our marketplace.

Our Active customers and Gross billings per average active customer for the trailing twelve months ("TTM") ended June 30, 2013 and 2012 were as follows:

	Trailing twelve months ended June 30,
	2013	2012
TTM Active customers (in thousands)	42,567	38,046
TTM Gross billings per average active customer	$137.84	$164.68
Our Units for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Units (in thousands)	46,389	40,172	91,571	83,533
Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant relationships to be a vital part of our business model and have made significant investments in order to expand the variety of tools that we can provide to our merchants. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create a more complete online marketplace for local commerce. In North America and certain foreign markets, we offer deals in which the merchant has a continuous presence on our websites and mobile applications by offering vouchers on a rolling basis for an extended period of time. Currently, a majority of our merchants in North America elect to offer deals in this manner. These marketplaces enable customers to search for specific types of deals (e.g., steakhouse, pizza, massage, nail salon, golf lessons, yoga) on our websites and mobile applications. However, merchants have the ability to withdraw their extended deal offerings and we generally do not have noncancelable long-term arrangements to guarantee availability of deals. In order to attract merchants that may not have run deals on our platform or would have run deals on a competing platform, we are periodically willing to accept lower deal margins across all three of our segments. This has contributed to lower deal margins during the three and six months ended June 30, 2013, as compared to the prior year periods. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace.
International operations. Our international operations are critical to our revenue growth and our ability to achieve and maintain profitability. For the three months ended June 30, 2013 and 2012, 26.3% and 37.2% of our revenue was generated from our EMEA segment, respectively, and 11.7% and 17.0% of our revenue was generated from our Rest of World segment, respectively. For the six months ended June 30, 2013 and 2012, 28.4% and 39.2% of our revenue was generated from our EMEA segment, respectively, and 12.4% and 16.6% of our revenue was generated from our Rest of World segment, respectively. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and regulations. The different commercial and regulatory environments in other countries may make it more difficult for us to successfully operate our business. In addition, many of the automation tools that we have implemented in our North America segment are close to being fully implemented in most EMEA countries but have not yet been substantially rolled out to the countries in our Rest of World segment. Revenue declined in our EMEA and Rest of World segments for the three and six months ended June 30, 2013, as compared to the prior year periods, which contributed to the reductions in the percentage of our total revenue generated by those segments. Additionally, the increase in direct revenue transactions from our Groupon Goods business in North America contributed to the increase in North America revenue as a percentage of our total revenue during the three and six months ended June 30, 2013, as compared to the prior year periods, as direct revenue is presented on a gross basis in our condensed consolidated statements of operations.
Marketing activities. We must continue to acquire and retain customers who purchase Groupons in order to increase revenue and achieve profitability. If consumers do not perceive our Groupon offerings to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. As discussed under "Components of Results of Operations," we consider reducing margins on our deals to be a marketing-related activity, even though it is not presented as a marketing expense in our consolidated statements of operations. We have, and expect to continue to, reduce our deal margins when we believe that by doing so we can offer our customers a product or service from a merchant who might not have otherwise been willing to conduct business through our marketplace. We use this as a marketing tool because we believe that in some instances this is an effective means of retaining or activating a customer, as compared to other methods of retention or activation, such as traditional advertising or discounts.
Investment in growth. We have aggressively invested, and intend to continue to invest, in our products and infrastructure to support our growth. For example, we are developing a suite of merchant products, such as payment processing and point of sale, which require substantial investment, and these products do not currently generate a significant amount of revenue. We anticipate that we will make substantial investments in the foreseeable future as we continue to increase the number and variety of deals we offer each day, broaden our customer base, expand our marketing channels, expand our operations, hire additional employees and develop our technology. We believe that our efforts to automate our internal processes through these investments should allow us to improve our cost structure over time, as we are able to more efficiently run our business and minimize manual processes.
Competitive pressure. A substantial number of companies that attempt to replicate our business model have emerged around the world. In addition to such competitors, we expect to increasingly compete against other large Internet and technology‑based businesses that have launched initiatives which are directly competitive to our core business as well as our other categories and our suite of merchant products, such as payment processing and point of sale. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. The margins on deals in our Local category, measured as the percentage of billings that we retain after deducting the merchant's share, improved sequentially in each of our three segments during the three months ended June 30, 2013, as compared to the three months ended March 31, 2013. However, increased competition in the future may cause us to lower our margins on Local deals.
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
Direct Revenue
Direct revenue arises from transactions, primarily in our Goods category, in which we are the merchant of record and consists of the gross amount we receive from the customer, excluding any applicable taxes and net of estimated refunds.
Cost of Revenue
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. For third party revenue transactions, cost of revenue includes estimated refunds that are not recoverable from the merchant. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting, and other processing fees, are allocated to cost of third party revenue, direct revenue and other revenue in proportion to relative gross billings during the period.
Technology costs included in cost of revenue consist of a portion of the payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's existing website. Technology costs also include a portion of amortization expense from internal-use software, primarily related to website development. Remaining technology costs included within cost of revenue include email distribution costs. Editorial costs included in cost of revenue consist of payroll and stock‑based compensation expense related to the Company's editorial personnel, as these staff members are primarily dedicated to drafting and promoting deals.
Marketing
Marketing expense consists primarily of targeted online marketing costs, such as sponsored search, advertising on social networking sites, email marketing campaigns, affiliate programs and, to a lesser extent, offline marketing costs such as television, radio and print advertising. Marketing payroll and stock‑based compensation expense are also classified as marketing expense. We record these costs within "Marketing" on the condensed consolidated statements of operations when incurred. Our subscriber acquisition and activation marketing activities also include elements that are not presented as "Marketing" on our condensed consolidated statements of operations, such as order discounts, free shipping on merchandise sales and accepting lower margins on our deals. Marketing is the primary method by which we acquire customers, and as such, is a critical part of our growth strategy.
Selling, General and Administrative
Selling expenses reported within "Selling, general and administrative" on the condensed consolidated statements of operations consist of payroll, stock-based compensation expense and sales commissions for inside and outside sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses consist of payroll and stock-based compensation expense for employees involved in general corporate functions, including accounting, finance, tax, legal and human resources, among others. Additional costs included in general and administrative include customer service and operations, depreciation and amortization expense, rent, professional fees, litigation costs, travel and entertainment, charitable contributions, recruiting, office supplies, maintenance and other general corporate costs.
Acquisition‑Related
Acquisition-related benefit, net represents the change in the fair value of contingent consideration arrangements related to business combinations. See Note 9 "Fair Value Measurements."
Other (Expense) Income, Net
Other (expense) income, net, includes interest income on our cash and cash equivalents, interest expense on capital leases and foreign currency transaction gains and losses, primarily resulting from intercompany balances related to our foreign subsidiaries that are denominated in currencies other than their functional currencies. During the three and six months ended June 30, 2012, other income, net also included a gain of $56.0 million resulting from the E-Commerce transaction, which is described in Note 4 "Investments."

Results of Operations
Comparison of the Three Months Ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Revenue:
Third party and other	$418,871	$502,985
Direct	189,876	65,350
Total revenue	608,747	568,335
Cost of revenue:
Third party and other	55,507	77,032
Direct	168,546	58,152
Total cost of revenue	224,053	135,184
Gross profit	384,694	433,151
Operating expenses:
Marketing	55,497	88,407
Selling, general and administrative	302,600	299,894
Acquisition-related benefit, net	(815)	(1,635)
Total operating expenses	357,282	386,666
Income from operations	27,412	46,485
Loss on equity method investments	(14)	(3,428)
Other (expense) income, net	(5,565)	57,367
Income before provision for income taxes	21,833	100,424
Provision for income taxes	27,384	66,875
Net (loss) income	(5,551)	33,549
Net income attributable to noncontrolling interests	(2,023)	(1,220)
Net (loss) income attributable to Groupon, Inc.	(7,574)	32,329
Adjustment of redeemable noncontrolling interests to redemption value	—	(3,943)
Net (loss) income attributable to common stockholders	$(7,574)	$28,386

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Three Months Ended June 30,
	2013		2012
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$224,053	$515	$135,184	$1,015

Operating expenses:
Marketing	$55,497	$2,238	$88,407	$646
Selling, general and administrative	302,600	29,693	299,894	25,423
Acquisition-related benefit, net	(815)	—	(1,635)	—
Total operating expenses	$357,282	$31,931	$386,666	$26,069
Foreign exchange rate neutral operating results
The effect on our condensed consolidated statements of operations for the three months ended June 30, 2013 and 2012 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended June 30,
	2013			2012
	At Avg.	Exchange		At Avg.	Exchange
	Q2 2012	Rate	As	Q2 2011	Rate	As
	Rates (1)	Effect (2)	Reported	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$1,423,414	$(9,608)	$1,413,806	$1,361,741	$(75,065)	$1,286,676

Revenue	$612,172	$(3,425)	$608,747	$600,764	$(32,429)	$568,335
Cost of revenue and operating expenses	581,789	(454)	581,335	554,076	(32,226)	521,850
Income from operations	$30,383	$(2,971)	$27,412	$46,688	$(203)	$46,485

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue deals, gross billings differs from third party revenue reported in our condensed consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals, gross billings are equivalent to direct revenue reported in our condensed consolidated statements of operations. For the three months ended June 30, 2013 and 2012, our gross billings were $1,413.8 million and $1,286.7 million, reflecting a growth rate of 9.9%. The increase in our gross billings was comprised of a $144.7 million increase in our Goods category and a $12.1 million increase in our Travel and other category, partially offset by a $29.7 million decrease in our Local category, which was driven by declines in our EMEA and Rest of World segments. The increase in gross billings was driven by an increase in active customers and the volume of transactions. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended June 30, 2013 was $9.6 million.

Gross Billings by segment for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
Gross billings:
North America	$712,205	50.4%	$548,275	42.6%
EMEA	482,250	34.1	462,379	35.9
Rest of World	219,351	15.5	276,022	21.5
Total gross billings	$1,413,806	100.0%	$1,286,676	100.0%
We offer goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Gross billings by category and segment for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$449,770	$412,348	$241,108	$270,954	$114,630	$152,359	$805,508	$835,661
Direct	693	288	—	—	—	—	693	288
Total gross billings	450,463	412,636	241,108	270,954	114,630	152,359	806,201	835,949

Goods:
Third party	15,501	40,173	165,413	113,254	66,774	73,645	247,688	227,072
Direct	181,377	52,773	2,181	10,589	5,625	1,699	189,183	65,061
Total gross billings	196,878	92,946	167,594	123,843	72,399	75,344	436,871	292,133

Travel and other:
Third party and other	64,864	42,693	73,548	67,582	32,322	48,319	170,734	158,594
Direct	—	—	—	—	—	—	—	—
Total gross billings	64,864	42,693	73,548	67,582	32,322	48,319	170,734	158,594

Total gross billings	$712,205	$548,275	$482,250	$462,379	$219,351	$276,022	$1,413,806	$1,286,676

(1)	Includes gross billings from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment gross billings increased by $163.9 million to $712.2 million for the three months ended June 30, 2013, as compared to $548.3 million for the three months ended June 30, 2012. The increase in gross billings was comprised of a $103.9 million increase in our Goods category, a $37.8 million increase in our Local category and a $22.2 million increase in our Travel and other category. The increase in gross billings in the North America segment resulted from higher gross billings per average active customer and an increase in active customers for the three months ended June 30, 2013, as compared to the prior year period. We believe that increases in transaction activity on mobile devices and in the number of deals that we offered contributed to the growth in billings for our North America segment. In addition, we target customers through our daily emails by sending them deals for specific locations and personal preferences, which we believe contributed to the billings growth.
EMEA
EMEA segment gross billings increased by $19.9 million to $482.3 million for the three months ended June 30, 2013, as compared to $462.4 million for the three months ended June 30, 2012. The increase in gross billings was comprised of a $43.8 million increase in our Goods category and a $6.0 million increase in our Travel and other category, partially offset by a $29.8 million decrease in our Local category. The net increase in gross billings in the EMEA segment resulted from higher gross billings per average active customer for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.
Rest of World
Rest of World segment gross billings decreased by $56.7 million to $219.4 million for the three months ended June 30, 2013, as compared to $276.0 million for the three months ended June 30, 2012. The decrease in gross billings was comprised of a $37.7 million decrease in our Local category, a $16.0 million decrease in our Travel and other category and a $2.9 million decrease in our Goods category. The decrease in gross billings in the Rest of World segment resulted from lower gross billings per average active customer and lower unit sales for the three months ended June 30, 2013, as compared to the prior year period, as well as overall weakness in some of our markets.
Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Revenue:
Third party	$415,030	$496,677
Direct	189,876	65,350
Other	3,841	6,308
Total revenue	$608,747	$568,335
Revenue increased by $40.4 million to $608.7 million for the three months ended June 30, 2013, as compared to $568.3 million for the three months ended June 30, 2012. The primary driver of this increase was the $124.5 million increase in direct revenue from transactions, primarily in our Goods category, where we are the merchant of record and for which revenue is reported on a gross basis. This increase in direct revenue was partially offset by a $81.6 million decrease in third party revenue. The net increase in revenue was attributable to the increase in active customers and units purchased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. In addition, through our daily emails we target customers by sending them deals for specific locations and personal preferences, which we believe contributed to revenue growth. We also increased the number of merchant relationships and the volume of deals we offer on a daily basis to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2013 was $3.4 million.
Third Party Revenue
Third party revenue decreased by $81.6 million to $415.0 million for the three months ended June 30, 2013, as compared to $496.7 million for the three months ended June 30, 2012. The decrease in third party revenue was primarily due to a $51.1 million decrease in our Local category, which resulted from a $30.2 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 40.6% for the three months ended June 30, 2013, as compared to 45.2% in the prior year period. The decrease in third party revenue was also due to a $25.7 million decrease in our Goods category, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 21.2% for the three months ended June 30, 2013, as compared to 34.5% in the prior year period.
    Direct Revenue
Direct revenue increased by $124.5 million to $189.9 million for the three months ended June 30, 2013, as compared to $65.4 million for the three months ended June 30, 2012. We are often the merchant of record for transactions in the Goods category, particularly in North America, such that the resulting revenue is reported on a gross basis within direct revenue. Direct revenue deals have continued to grow, both overall and as a percentage of our revenue, through the continued growth of our Goods category, and we expect that trend to continue for the foreseeable future. In addition, we expect that any growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.  We believe that direct revenue transactions in our Goods category will increase in the future in the EMEA and Rest of World segments as we build out our global supply chain infrastructure.
Other Revenue
Other revenue decreased by $2.5 million to $3.8 million for the three months ended June 30, 2013, as compared to $6.3 million for the three months ended June 30, 2012, primarily due to a decrease in non-merchant advertising. Other revenue also includes point of sale and payment processing revenue, which we launched in the third quarter of 2012. Point of sale revenue and payment processing revenue were not significant for the three months ended June 30, 2013, and we do not expect them to be significant in the near term.
Revenue by Segment
Revenue by segment for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$195,112	32.1%	$207,119	36.4%
Direct	182,070	29.9	53,062	9.4
Total segment revenue	377,182	62.0	260,181	45.8
EMEA:
Third party and other	157,781	25.9	200,966	35.4
Direct	2,181	0.4	10,589	1.8
Total segment revenue	159,962	26.3	211,555	37.2
Rest of World:
Third party and other	65,978	10.8	94,900	16.7
Direct	5,625	0.9	1,699	0.3
Total segment revenue	71,603	11.7	96,599	17.0
Total revenue	$608,747	100.0%	$568,335	100.0%

Revenue by category and segment for the three months ended June 30, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$174,117	$184,189	$109,481	$134,069	$43,323	$59,792	$326,921	$378,050
Direct	693	288	—	—	—	—	693	288
Total revenue	174,810	184,477	109,481	134,069	43,323	59,792	327,614	378,338

Goods:
Third party	4,651	10,387	32,938	46,092	14,985	21,772	52,574	78,251
Direct	181,377	52,774	2,181	10,589	5,625	1,699	189,183	65,062
Total revenue	186,028	63,161	35,119	56,681	20,610	23,471	241,757	143,313

Travel and other:
Third party and other	16,344	12,543	15,362	20,805	7,670	13,336	39,376	46,684
Direct	—	—	—	—	—	—	—	—
Total revenue	16,344	12,543	15,362	20,805	7,670	13,336	39,376	46,684

Total revenue	$377,182	$260,181	$159,962	$211,555	$71,603	$96,599	$608,747	$568,335

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment revenue increased by $117.0 million to $377.2 million for the three months ended June 30, 2013, as compared to $260.2 million for the three months ended June 30, 2012. The increase in revenue primarily resulted from a $128.6 million increase in direct revenue from our Goods category and an increase in active customers. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. The increase in direct revenue was partially offset by a $10.1 million decrease in third party revenue in our Local category, primarily due to lower margins on deals during the current period, and a $5.7 million decrease in third party revenue in our Goods category, as transactions in that category were predominantly direct revenue transactions for the three months ended June 30, 2013. The margins in our Local category for third party revenue decreased to 38.7% for the three months ended June 30, 2013, as compared to 44.7% for the three months ended June 30, 2012, which was largely a result of the expansion of our marketplace in recent periods as we were willing to accept lower margins in order to increase the number of active deals offered to customers. We believe that increases in transaction activity on mobile devices and in the number of deals that we offered contributed to the growth in revenue for our North America segment. In addition, we target customers through our daily emails by sending them deals for specific locations and personal preferences, which we believe contributed to the revenue growth.
EMEA
EMEA segment revenue decreased by $51.6 million to $160.0 million for the three months ended June 30, 2013, as compared to $211.6 million for the three months ended June 30, 2012. The decrease was primarily due to a $24.6 million decrease in revenue from our Local category, which resulted from a $29.8 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 45.4% for the three months ended June 30, 2013, as compared to 49.5% in the prior year period. The decrease in revenue for our EMEA segment was also due to a $21.6 million decrease in revenue from our Goods category. Although gross billings on third party revenue deals in our Goods category increased by $52.2 million, revenue on third party deals in our Goods category decreased by $13.2 million, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 19.9% for the three months ended June 30, 2013, as compared to 40.7% for the three months ended June 30, 2012. Those decreases in the percentage of gross billings that we retained during the three months ended June 30, 2013 reflect an increased proportion of lower margin deals in our Goods category as compared to the prior year period. We were willing to accept lower deal margins, as compared to the prior year period, in order to increase the number of active deals offered to our customers by offering more attractive terms to our merchants. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2013 was

$1.0 million.
In our EMEA segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States.
Rest of World
Rest of World segment revenue decreased by $25.0 million to $71.6 million for the three months ended June 30, 2013, as compared to $96.6 million for the three months ended June 30, 2012. The decrease was primarily due to a $16.5 million decrease in revenue from our Local category, which resulted from a $37.7 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 37.8% for the three months ended June 30, 2013, as compared to 39.2% in the prior year period. The decrease in revenue for our Rest of World segment was also due to a $6.8 million decrease in third party revenue from our Goods category, which resulted from a $6.9 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 22.4% for the three months ended June 30, 2013, as compared to 29.6% for the prior year period. The decrease in revenue for our Rest of World segment was also due to a $5.7 million decrease in revenue from our Travel and other category, which resulted from a $16.0 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 23.7% for the three months ended June 30, 2013, as compared to 27.6% for the prior year period. Those decreases in the percentage of gross billings that we retained during the three months ended June 30, 2013, as compared to the prior year period, reflects the overall results of individual deal-by-deal negotiations between our sales personnel and our merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins, as compared to the prior year period, in order to increase the number of active deals offered to our customers by offering more attractive terms to our merchants. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2013 was $4.4 million.
In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States.
Cost of Revenue
Cost of revenue on third party, other and direct revenue deals for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Cost of revenue:
Third party	$54,297	$76,990
Direct	168,546	58,152
Other	1,210	42
Total cost of revenue	$224,053	$135,184
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to relative gross billings during the period. As a result of the significant growth we have experienced from direct revenue transactions relative to our total gross billings for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, an increased share of those allocable costs has been allocated to cost of direct revenue in our condensed consolidated statement of operations for the three months ended June 30, 2013.
Cost of revenue increased by $88.9 million to $224.1 million for the three months ended June 30, 2013, as compared to $135.2 million for the three months ended June 30, 2012, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by cost of inventory and the related shipping and fulfillment costs on direct revenue deals, which were not as significant during the three months ended June 30, 2012. We currently outsource most of our inventory fulfillment activities to third party logistics providers. We expect to reduce our usage of those third parties in future periods by transitioning a portion of inventory fulfillment work in the United States to internal resources, which we believe will ultimately reduce our fulfillment costs. However, we may incur increased fulfillment costs in the near term as we build our internal processes, lease warehouse space and transition the fulfillment work from those third parties.
Cost of Revenue by Segment
Cost of revenue by segment for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$23,431	10.5%	$40,155	29.7%
Direct	159,165	71.0	46,159	34.1
Total segment cost of revenue	182,596	81.5	86,314	63.8
EMEA:
Third party and other	17,125	7.6	17,490	12.9
Direct	3,306	1.5	10,594	7.9
Total segment cost of revenue	20,431	9.1	28,084	20.8
Rest of World:
Third party and other	14,951	6.7	19,387	14.3
Direct	6,075	2.7	1,399	1.1
Total segment cost of revenue	21,026	9.4	20,786	15.4
Total cost of revenue	$224,053	100.0%	$135,184	100.0%
Cost of revenue by category and segment for the three months ended June 30, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$19,818	$35,710	$10,898	$11,668	$7,962	$12,494	$38,678	$59,872
Direct	636	234	—	—	—	—	636	234
Total cost of revenue	20,454	35,944	10,898	11,668	7,962	12,494	39,314	60,106

Goods:
Third party	522	2,014	4,705	4,012	5,569	4,447	10,796	10,473
Direct	158,529	45,925	3,306	10,594	6,075	1,399	167,910	57,918
Total cost of revenue	159,051	47,939	8,011	14,606	11,644	5,846	178,706	68,391

Travel and other:
Third party and other	3,091	2,431	1,522	1,810	1,420	2,446	6,033	6,687
Direct	—	—	—	—	—	—	—	—
Total cost of revenue	3,091	2,431	1,522	1,810	1,420	2,446	6,033	6,687

Total cost of revenue	$182,596	$86,314	$20,431	$28,084	$21,026	$20,786	$224,053	$135,184

(1)	Includes cost of revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).

North America
North America segment cost of revenue increased by $96.3 million to $182.6 million for the three months ended June 30, 2013, as compared to $86.3 million for the three months ended June 30, 2012. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year period.
EMEA
EMEA segment cost of revenue decreased by $7.7 million to $20.4 million for the three months ended June 30, 2013, as compared to $28.1 million for the three months ended June 30, 2012. The decrease in cost of revenue was primarily driven by a decrease in the cost of inventory and shipping and fulfillment costs related to direct revenue deals, driven by the decrease in direct revenue deals in our Goods category for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.
Rest of World
Rest of World segment cost of revenue increased by $0.2 million to $21.0 million for the three months ended June 30, 2013, as compared to $20.8 million for the three months ended June 30, 2012. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category. This increase was partially offset by reduced credit card processing fees attributable to the decrease in billings, email distribution costs, primarily due to the migration to an internal email distribution platform, and editorial costs.
Gross Profit
Gross profit for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Gross profit:
Third party	$360,733	$419,687
Direct	21,330	7,198
Other	2,631	6,266
Total gross profit	$384,694	$433,151
Gross profit decreased by $48.5 million to $384.7 million for the three months ended June 30, 2013, as compared to $433.2 million for the three months ended June 30, 2012. This decrease in gross profit resulted from the $88.9 million increase in cost of revenue during the three months ended June 30, 2013, partially offset by the $40.4 million increase in revenue. Gross profit as a percentage of revenue decreased to 63.2% for the three months ended June 30, 2013, as compared to 76.2% for the three months ended June 30, 2012. The decrease in gross profit as a percentage of revenue during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was driven by the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category that have lower margins than deals in our Local category. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our condensed consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $59.0 million to $360.7 million for the three months ended June 30, 2013, as compared to $419.7 million for the three months ended June 30, 2012. This decrease in gross profit resulted from the $81.6 million decrease in third party revenue, partially offset by the $22.7 million decrease in the cost of third party revenue. Gross profit as a percentage of revenue on third party revenue deals was 86.9% for the three months ended June 30, 2013, as compared to 84.5% for the three months ended June 30, 2012. The increase in gross profit as a percentage of revenue on third party revenue deals was attributable, in part, to a lower proportion of the allocable costs within cost of revenue being allocated to the cost of third party revenue for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. These allocable costs include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees. An increased share of those costs was allocated to the cost of direct revenue due to the increase in billings from direct revenue transactions relative to total gross billings.

Gross profit on direct revenue increased by $14.1 million to $21.3 million for the three months ended June 30, 2013, as compared to $7.2 million for the three months ended June 30, 2012. This increase in gross profit resulted from the $124.5 million increase in direct revenue to $189.9 million for the three months ended June 30, 2013, as compared to $65.4 million for the three months ended June 30, 2012, partially offset by the $110.4 million increase in cost of revenue on direct revenue deals to $168.5 million for the three months ended June 30, 2013, as compared to $58.2 million for the three months ended June 30, 2012. Gross profit as a percentage of revenue on direct revenue deals was 11.2% for the three months ended June 30, 2013, as compared to 11.0% for the three months ended June 30, 2012.
Gross profit on other revenue decreased by $3.6 million to $2.6 million for the three months ended June 30, 2013, as compared to $6.3 million for the three months ended June 30, 2012. The decrease in gross profit was driven by the decrease in other revenue, which was primarily attributable to the decrease in non-merchant advertising.
Gross Profit by Segment
Gross profit by segment for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$171,681	44.6%	$166,964	38.5%
Direct	22,905	6.0	6,903	1.6
Total gross profit	194,586	50.6	173,867	40.1
EMEA:
Third party and other	140,656	36.6	183,476	42.4
Direct	(1,125)	(0.3)	(5)	—
Total gross profit	139,531	36.3	183,471	42.4
Rest of World:
Third party and other	51,027	13.3	75,513	17.4
Direct	(450)	(0.2)	300	0.1
Total gross profit	50,577	13.1	75,813	17.5
Total gross profit	$384,694	100.0%	$433,151	100.0%

Gross profit by category and segment for the three months ended June 30, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$154,299	$148,479	$98,583	$122,401	$35,361	$47,298	$288,243	$318,178
Direct	57	54	—	—	—	—	57	54
Total gross profit	154,356	148,533	98,583	122,401	35,361	47,298	288,300	318,232

Goods:
Third party	4,129	8,373	28,233	42,080	9,416	17,325	41,778	67,778
Direct	22,848	6,849	(1,125)	(5)	(450)	300	21,273	7,144
Total gross profit	26,977	15,222	27,108	42,075	8,966	17,625	63,051	74,922

Travel and other:
Third party and other	13,253	10,112	13,840	18,995	6,250	10,890	33,343	39,997
Direct	—	—	—	—	—	—	—	—
Total gross profit	13,253	10,112	13,840	18,995	6,250	10,890	33,343	39,997

Total gross profit	$194,586	$173,867	$139,531	$183,471	$50,577	$75,813	$384,694	$433,151

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).

North America
North America segment gross profit increased by $20.7 million to $194.6 million for the three months ended June 30, 2013, as compared to $173.9 million for the three months ended June 30, 2012. The increase in gross profit was comprised of an $11.8 million increase in the Goods category, a $5.8 million increase in the Local category and a $3.1 million increase in the Travel and other category.
EMEA
EMEA segment gross profit decreased by $43.9 million to $139.5 million for the three months ended June 30, 2013, as compared to $183.5 million for the three months ended June 30, 2012. The decrease in gross profit was comprised of a $23.8 million decrease in the Local category, a $15.0 million decrease in the Goods category and a $5.2 million decrease in the Travel and other category.
Rest of World
Rest of World segment gross profit decreased by $25.2 million to $50.6 million for the three months ended June 30, 2013, as compared to $75.8 million for the three months ended June 30, 2012. The decrease in gross profit was comprised of an $11.9 million decrease in the Local category, an $8.7 million decrease in the Goods category and a $4.6 million decrease in the Travel and other category.

Marketing
For the three months ended June 30, 2013 and 2012, marketing expense was $55.5 million and $88.4 million, respectively. Marketing expense by segment as a percentage of segment revenue for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013	% of Segment Revenue	2012	% of Segment Revenue
	(dollars in thousands)
North America	$29,011	7.7%	$30,709	11.8%
EMEA	17,552	11.0%	37,869	17.9%
Rest of World	8,934	12.5%	19,829	20.5%
Marketing	$55,497	9.1%	$88,407	15.6%
We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving the volume of transactions. Marketing expense as a percentage of revenue for the three months ended June 30, 2013 has decreased from the three months ended June 30, 2012, which we believe is due to efficiencies we have realized from building a subscriber base and shifting our marketing spend to customer activation. Additionally, we continue to enhance our technology and methods for optimizing marketing expenditures, which we believe has contributed to more efficient marketing spending in recent periods. However, we currently anticipate increasing our marketing spend in future periods for the North America, EMEA and Rest of World segments in connection with our initiatives to grow our active customer base.
Marketing expense by segment as a percentage of total marketing expense for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America	$29,011	52.3%	$30,709	34.7%
EMEA	17,552	31.6	37,869	42.8
Rest of World	8,934	16.1	19,829	22.5
Marketing	$55,497	100.0%	$88,407	100.0%
Our marketing expense decreased by $32.9 million to $55.5 million for the three months ended June 30, 2013, as compared to $88.4 million for the three months ended June 30, 2012. As our markets have developed throughout 2012 and into 2013, our marketing spend has continued to shift from customer acquisition marketing to activation, which has contributed to lower marketing expense during the three months ended June 30, 2013 as compared to the prior year period. Additionally, we have enhanced our return on investment analyses for marketing expenditures, which we believe has resulted in more efficient marketing spending in recent periods. However, we currently anticipate increasing our marketing spend in future periods for the North America, EMEA and Rest of World segments in connection with our initiatives to grow our active customer base.
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
North America
North America segment marketing expense decreased by $1.7 million to $29.0 million for the three months ended June 30, 2013, as compared to $30.7 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, marketing expense as a percentage of revenue for the North America segment was 7.7%, as compared to 11.8% for the three months ended June 30, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued shift in focus from customer acquisition marketing to activation, which has contributed to lower marketing expense during the three months ended June 30, 2013.

EMEA
EMEA segment marketing expense decreased by $20.3 million to $17.6 million for the three months ended June 30, 2013, as compared to $37.9 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, marketing expense as a percentage of revenue for the EMEA segment was 11.0%, as compared to 17.9% for the three months ended June 30, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued execution against our plan to move from customer acquisition marketing to activation, which has contributed to lower marketing expense during the three months ended June 30, 2013.
Rest of World
Rest of World segment marketing expense decreased by $10.9 million to $8.9 million for the three months ended June 30, 2013, as compared to $19.8 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, marketing expense as a percentage of revenue for the Rest of World segment was 12.5%, as compared to 20.5% for the three months ended June 30, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued shift from customer acquisition marketing to activation, which has contributed to lower marketing expense during the three months ended June 30, 2013.
Selling, General and Administrative
Selling, general and administrative expense increased by $2.7 million to $302.6 million for the three months ended June 30, 2013, as compared to $299.9 million for the three months ended June 30, 2012. The increase in selling, general and administrative expense was primarily due to increases in depreciation and amortization expense, system maintenance expenses and stock-based compensation, partially offset by decreases in consulting and professional fees. Depreciation and amortization recorded within selling, general and administrative expense increased by $6.7 million for the three months ended June 30, 2013, primarily due to increased amortization expense related to a higher balance of internally-developed software as compared to the prior year period. There was a $5.2 million increase in system maintenance expenses for the three months ended June 30, 2013, as compared to the prior year period, as a result of investments in technology and our corporate infrastructure. Stock-based compensation costs recorded within selling, general and administrative expense increased by $4.3 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Consulting and professional fees decreased by $6.4 million for the three months ended June 30 2013, primarily related to lower accounting and legal-related costs, partially offset by higher consulting costs.
Selling, general and administrative expense as a percentage of revenue decreased to 49.7% for the three months ended June 30, 2013, as compared to 52.8% for the three months ended June 30, 2012. Although revenue increased $40.4 million during the three months ended June 30, 2013, as compared to the prior year period, selling, general and administrative expense remained relatively consistent. We are continuing to refine our sales management and selling processes, including through automation, as we endeavor to generate increased operating efficiencies.
Acquisition‑Related Benefit, Net
For the three months ended June 30, 2013 and 2012, we incurred net acquisition-related benefits of $0.8 million and $1.6 million, respectively, representing changes in the fair value of contingent consideration liabilities from business acquisitions. See Note 9 "Fair Value Measurements."
Income from Operations
Income from operations decreased by $19.1 million to $27.4 million for the three months ended June 30, 2013, as compared to $46.5 million for the three months ended June 30, 2012. The decrease in income from operations for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily due to the decrease in gross profit of $48.5 million, partially offset by the decrease in marketing expense of $32.9 million. The unfavorable impact on income from operations from year-over-year changes in foreign exchange rates for the three months ended June 30, 2013 was $3.0 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related benefit, net, increased by $5.1 million to $48.5 million for the three months ended June 30, 2013, as compared to $43.4 million for the three months ended June 30, 2012. The increase in segment operating income for North America was primarily attributable to the increase in gross profit, particularly from our Goods category, partially offset by an increase in segment operating expenses.
EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related benefit, net, decreased by $7.1 million to $24.7 million for the three months ended June 30, 2013, as compared to $31.8 million for the three months ended June 30, 2012. The decrease in segment operating income for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was due to the decrease in gross profit, partially offset by a decrease in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related benefit, net, increased by $10.9 million to a loss of $14.2 million for the three months ended June 30, 2013, as compared to a loss of $3.3 million for the three months ended June 30, 2012. The increased segment operating loss for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was due to the decrease in gross profit, partially offset by a decrease in segment operating expenses.
Other (Expense) Income, Net
Other (expense) income, net includes interest income on our cash and cash equivalents, interest expense on our capital leases and foreign currency transaction gains and losses, primarily resulting from intercompany balances related to our foreign subsidiaries that are denominated in currencies other than their functional currencies. Other (expense) income, net was an expense of $5.6 million for the three months ended June 30, 2013, as compared to income of $57.4 million for the three months ended June 30, 2012. During the three months ended June 30, 2012, other income, net included a gain of $56.0 million resulting from the E-Commerce transaction, which is described in Note 4 "Investments." The change in other (expense) income, net was also due to increased foreign currency transaction losses for the three months ended June 30, 2013, as compared to the prior year period.
Provision for Income Taxes
For the three months ended June 30, 2013 and 2012, we recorded income tax expense of $27.4 million and $66.9 million, respectively.
The effective tax rate was 125.4% for the three months ended June 30, 2013, as compared to 66.6% for the three months ended June 30, 2012. The most significant factors impacting our effective tax rate for three months ended June 30, 2013 and 2012 were losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense. The effective tax rate for the three months ended June 30, 2012 was also negatively impacted by the tax effects of the gain on the E-Commerce transaction, as described in Note 4 "Investments."
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

Results of Operations
Comparison of the Six Months Ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Revenue:
Third party and other	$857,979	$1,043,038
Direct	352,170	84,580
Total revenue	1,210,149	1,127,618
Cost of revenue:
Third party and other	125,523	179,661
Direct	320,923	75,021
Total cost of revenue	446,446	254,682
Gross profit	763,703	872,936
Operating expenses:
Marketing	105,054	205,022
Selling, general and administrative	610,806	583,477
Acquisition-related benefit, net	(747)	(1,687)
Total operating expenses	715,113	786,812
Income from operations	48,590	86,124
Loss on equity method investments	(33)	(8,556)
Other (expense) income, net	(10,629)	53,828
Income before provision for income taxes	37,928	131,396
Provision for income taxes	46,721	101,440
Net (loss) income	(8,793)	29,956
Net income attributable to noncontrolling interests	(2,773)	(2,100)
Net (loss) income attributable to Groupon, Inc.	(11,566)	27,856
Adjustment of redeemable noncontrolling interests to redemption value	—	(11,165)
Net (loss) income attributable to common stockholders	$(11,566)	$16,691

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Six Months Ended June 30,
	2013		2012
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$446,446	$1,229	$254,682	$1,497

Operating expenses:
Marketing	$105,054	$4,499	$205,022	$1,372
Selling, general and administrative	610,806	56,625	583,477	52,218
Acquisition-related benefit, net	(747)	—	(1,687)	—
Total operating expenses	$715,113	$61,124	$786,812	$53,590
Foreign exchange rate neutral operating results
The effect on our condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012 from changes in exchange rates versus the U.S. dollar was as follows:

	Six Months Ended June 30,
	2013			2012
	At Avg.	Exchange		At Avg.	Exchange
	Q2 2012 YTD	Rate	As Reported	Q2 2011 YTD	Rate	As Reported
	Rates (1)	Effect (2)		Rates (1)	Effect (2)
	(in thousands)
Gross billings	$2,843,061	$(21,486)	$2,821,575	$2,784,351	$(142,875)	$2,641,476

Revenue	$1,217,799	$(7,650)	$1,210,149	$1,187,851	$(60,233)	$1,127,618
Cost of revenue and operating expenses	1,167,857	(6,298)	1,161,559	1,100,483	(58,989)	1,041,494
Income from operations	$49,942	$(1,352)	$48,590	$87,368	$(1,244)	$86,124

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue deals, gross billings differs from third party revenue reported in our condensed consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals, gross billings are equivalent to direct revenue reported in our condensed consolidated statements of operations. For the six months ended June 30, 2013 and 2012, our gross billings were $2,821.6 million and $2,641.5 million, reflecting a growth rate of 6.8%. The increase in our gross billings was comprised of a $251.5 million increase in our Goods category and a $24.1 million increase in our Travel and other category, partially offset by a $95.5 million decrease in our Local category, which was driven by declines in our EMEA and Rest of World segments. The increase in gross billings was driven by an increase in active customers and the volume of transactions. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the six months ended June 30, 2013 was $21.5 million.

Gross billings by segment for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
Gross billings:
North America	$1,393,524	49.4%	$1,101,832	41.7%
EMEA	974,568	34.5	999,940	37.9
Rest of World	453,483	16.1	539,704	20.4
Total gross billings	$2,821,575	100.0%	$2,641,476	100.0%
We offer goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Gross billings by category and segment for the six months ended June 30, 2013 and 2012 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local:
Third party	$899,910	$836,472	$500,531	$591,200	$234,620	$297,992	$1,635,061	$1,725,664
Direct	693	5,587	—	—	—	—	693	5,587
Total gross billings	900,603	842,059	500,531	591,200	234,620	297,992	1,635,754	1,731,251

Goods:
Third party	32,795	116,081	307,155	240,408	137,768	146,479	477,718	502,968
Direct	329,442	55,055	9,632	17,493	12,403	2,191	351,477	74,739
Total gross billings	362,237	171,136	316,787	257,901	150,171	148,670	829,195	577,707

Travel and other:
Third party and other	130,684	88,637	157,250	146,586	68,692	93,042	356,626	328,265
Direct	—	—	—	4,253	—	—	—	4,253
Total gross billings	130,684	88,637	157,250	150,839	68,692	93,042	356,626	332,518

Total gross billings	$1,393,524	$1,101,832	$974,568	$999,940	$453,483	$539,704	$2,821,575	$2,641,476

(1)	Includes gross billings from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment gross billings increased by $291.7 million to $1,393.5 million for the six months ended June 30, 2013, as compared to $1,101.8 million for the six months ended June 30, 2012. The increase in gross billings was comprised of a $191.1 million increase in our Goods category, a $58.5 million increase in our Local category and a $42.0 million increase in our Travel and other category. The increase in gross billings in the North America segment resulted from higher gross billings per average active customer and an increase in active customers for the six months ended June 30, 2013, as compared to the prior year period. We believe that increases in transaction activity on mobile devices and in the number of deals that we offered contributed to the growth in billings for our North America segment. In addition, we target customers through our daily emails by sending them deals for specific locations and personal preferences, which we believe contributed to the billings growth.
EMEA
EMEA segment gross billings decreased by $25.4 million to $974.6 million for the six months ended June 30, 2013, as compared to $999.9 million for the six months ended June 30, 2012. The decrease in gross billings was comprised of a $90.7 million decrease in our Local category, partially offset by a $58.9 million increase in our Goods category and a $6.4 million increase in our Travel and other category. The net decrease in gross billings in the EMEA segment resulted from lower gross billings per average active customer for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.
    Rest of World
Rest of World segment gross billings decreased by $86.2 million to $453.5 million for the six months ended June 30, 2013, as compared to $539.7 million for the six months ended June 30, 2012. The decrease in gross billings was comprised of a $63.4 million decrease in our Local category and a $24.4 million decrease in our Travel and other category, partially offset by a $1.5 million increase in our Goods category. The net decrease in gross billings in the Rest of World segment resulted from lower gross billings per average active customer and lower unit sales for the six months ended June 30, 2013, as compared to the prior year period, as well as overall weakness in some of our markets.
Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for the six months ends June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Revenue:
Third party	$852,234	$1,031,923
Direct	352,170	84,580
Other	5,745	11,115
Total revenue	$1,210,149	$1,127,618
Revenue increased by $82.5 million to $1,210.1 million for the six months ended June 30, 2013, as compared to $1,127.6 million for the six months ended June 30, 2012. The primary driver of this increase was the $267.6 million increase in direct revenue from transactions, primarily in our Goods category, where we are the merchant of record and for which revenue is reported on a gross basis. This increase in direct revenue was partially offset by a $179.7 million decrease in third party revenue. The net increase in revenue was attributable to the increase in active customers and units purchased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. In addition, through our daily emails, we target customers by sending them deals for specific locations and personal preferences, which we believe contributed to revenue growth. We also increased the number of merchant relationships and the volume of deals we offer on a daily basis to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2013 was $7.7 million.
Third Party Revenue
Third party revenue decreased by $179.7 million to $852.2 million for the six months ended June 30, 2013, as compared to $1,031.9 million for the six months ended June 30, 2012. The decrease in third party revenue was primarily due to a $128.0 million decrease in our Local category, which resulted from a $90.6 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 40.0% for the six months ended June 30, 2013, as compared to 45.3% in the prior year period. The decrease in third party revenue was also due to a $43.9 million decrease in our Goods category, which resulted from a $25.3 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 25.0% for the six months ended June 30, 2013, as compared to 32.5% in the prior year period.
Direct Revenue
Direct revenue increased by $267.6 million to $352.2 million for the six months ended June 30, 2013, as compared to $84.6 million for the six months ended June 30, 2012. We are often the merchant of record for transactions in the Goods category, particularly in North America, such that the resulting revenue is reported on a gross basis within direct revenue. Direct revenue deals have continued to grow, both overall and as a percentage of our revenue, through the continued growth of our Goods category, and we expect that trend to continue for the foreseeable future. In addition, we expect that any growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.  We believe that direct revenue transactions in our Goods category will increase in the future in the EMEA and Rest of World segments as we build out our global supply chain infrastructure.
Other Revenue
Other revenue decreased by $5.4 million to $5.7 million for the six months ended June 30, 2013, as compared to $11.1 million for the six months ended June 30, 2012, primarily due to a decrease in non-merchant advertising. Other revenue also includes point of sale and payment processing revenue, which we launched in the third quarter of 2012. Point of sale revenue and payment processing revenue were not significant for the six months ended June 30, 2013, and we do not expect them to be significant in the near term.
Revenue by Segment
Revenue by segment for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$386,601	31.9%	$438,103	38.9%
Direct	330,135	27.3	60,643	5.3
Total segment revenue	716,736	59.2	498,746	44.2
EMEA:
Third party and other	334,128	27.6	420,165	37.3
Direct	9,632	0.8	21,746	1.9
Total segment revenue	343,760	28.4	441,911	39.2
Rest of World:
Third party and other	137,250	11.3	184,770	16.4
Direct	12,403	1.1	2,191	0.2
Total segment revenue	149,653	12.4	186,961	16.6
Total revenue	$1,210,149	100.0%	$1,127,618	100.0%

Revenue by category and segment for the six months ended June 30, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$345,710	$375,317	$220,196	$289,601	$88,408	$117,426	$654,314	$782,344
Direct revenue	693	5,587	—	—	—	—	693	5,587
Total revenue	346,403	380,904	220,196	289,601	88,408	117,426	655,007	787,931

Goods:
Third party	7,795	35,328	78,813	87,673	33,047	40,556	119,655	163,557
Direct revenue	329,442	55,056	9,632	17,493	12,403	2,191	351,477	74,740
Total revenue	337,237	90,384	88,445	105,166	45,450	42,747	471,132	238,297

Travel and other:
Third party and other revenue	33,096	27,458	35,119	42,891	15,795	26,788	84,010	97,137
Direct revenue	—	—	—	4,253	—	—	—	4,253
Total revenue	33,096	27,458	35,119	47,144	15,795	26,788	84,010	101,390

Total revenue	$716,736	$498,746	$343,760	$441,911	$149,653	$186,961	$1,210,149	$1,127,618

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment revenue increased by $218.0 million to $716.7 million for the six months ended June 30, 2013, as compared to $498.7 million for the six months ended June 30, 2012. The increase in revenue primarily resulted from a $274.4 million increase in direct revenue from our Goods category and an increase in active customers. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. The increase in direct revenue was partially offset by a $29.6 million decrease in third party revenue in our Local category, primarily due to lower margins on deals during the current period, and a $27.5 million decrease in third party revenue in our Goods category, as transactions in that category were predominantly direct revenue transactions for the six months ended June 30, 2013. The margins in our Local category for third party revenue decreased to 38.4% for the six months ended June 30, 2013, as compared to 44.9% for the six months ended June 30, 2012, which was largely a result of the expansion of our marketplace in recent periods as we were willing to accept lower margins in order to increase the number of active deals offered to customers. We believe that increases in transaction activity on mobile devices and in the number of deals that we offered contributed to the growth in revenue for our North America segment. In addition, we target customers through our daily emails by sending them deals for specific locations and personal preferences, which we believe contributed to the revenue growth.
EMEA
EMEA segment revenue decreased by $98.2 million to $343.8 million for the six months ended June 30, 2013, as compared to $441.9 million for the six months ended June 30, 2012. The decrease was primarily due to a $69.4 million decrease in revenue from our Local category, which resulted from a $90.7 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 44.0% for the six months ended June 30, 2013, as compared to 49.0% in the prior year period. The decrease in revenue for our EMEA segment was also due to a $16.7 million decrease in revenue from our Goods category. Although gross billings on third party revenue deals in our Goods category increased by $66.7 million, revenue on third party deals in our Goods category decreased by $8.9 million, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 25.7% for the six months ended June 30, 2013, as compared to 36.5% for the six months ended June 30, 2012. Those decreases in the percentage of gross billings that we retained during the six months ended June 30, 2013 reflect an increased proportion of lower margin deals in our Goods category as compared to the prior year period. We were willing to accept lower deal margins, as compared to the prior year period, in order to increase the number of active deals offered to our customers by offering more attractive terms to our merchants. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2013 was $1.7 million.

In our EMEA segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States.
Rest of World
Rest of World segment revenue decreased by $37.3 million to $149.7 million for the six months ended June 30, 2013, as compared to $187.0 million for the six months ended June 30, 2012. The decrease was primarily due to a $29.0 million decrease in revenue from our Local category, which resulted from a $63.4 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 37.7% for the six months ended June 30, 2013, as compared to 39.4% in the prior year period. The decrease in revenue for our Rest of World segment was also due to an $11.0 million decrease in revenue from our Travel and other category, which resulted from a $24.4 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 23.0% for the six months ended June 30, 2013, as compared to 28.8% for the prior year period. We were willing to accept lower deal margins, as compared to the prior year period, in order to increase the number of active deals offered to our customers by offering more attractive terms to our merchants. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2013 was $9.2 million.
In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States.
Cost of Revenue
Cost of revenue on third party, other and direct revenue deals for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cost of revenue:
Third party	$124,304	$179,561
Direct	320,923	75,021
Other	1,219	100
Total cost of revenue	$446,446	$254,682
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to relative gross billings during the period. As a result of the significant growth we have experienced from direct revenue transactions relative to our total gross billings for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, an increased share of those allocable costs has been allocated to cost of direct revenue in our condensed consolidated statement of operations for the six months ended June 30, 2013.
Cost of revenue increased by $191.8 million to $446.4 million for the six months ended June 30, 2013, as compared to $254.7 million for the six months ended June 30, 2012, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by cost of inventory and the related shipping and fulfillment costs on direct revenue deals, which were not as significant during the six months ended June 30, 2012. We currently outsource most of our inventory fulfillment activities to third party logistics providers. We expect to reduce our usage of those third parties in future periods by transitioning a portion of inventory fulfillment work in the United States to internal resources, which we believe will ultimately reduce our fulfillment costs. However, we may incur increased fulfillment costs in the near term as we build our internal processes, lease warehouse space and transition the fulfillment work from those third parties.

Cost of Revenue by Segment
Cost of revenue by segment for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013	% of total	2012	% of total
	dollars in thousands
North America:
Third party and other	$52,351	11.7%	$102,735	40.3%
Direct	297,443	66.7	52,830	20.8
Total segment cost of revenue	349,794	78.4	155,565	61.1
EMEA:
Third party and other	39,730	8.9	38,780	15.2
Direct	10,778	2.4	20,243	8.0
Total segment cost of revenue	50,508	11.3	59,023	23.2
Rest of World:
Third party and other	33,442	7.5	38,146	15.0
Direct	12,702	2.8	1,948	0.7
Total segment cost of revenue	46,144	10.3	40,094	15.7
Total cost of revenue	$446,446	100.0%	$254,682	100.0%
Cost of revenue by category and segment for the six months ended June 30, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$45,733	$87,492	$25,090	$26,774	$13,885	$25,010	$84,708	$139,276
Direct	636	4,897	—	—	—	—	636	4,897
Total cost of revenue	46,369	92,389	25,090	26,774	13,885	25,010	85,344	144,173

Goods:
Third party	997	8,771	10,585	8,051	17,070	8,230	28,652	25,052
Direct	296,807	47,933	10,778	16,519	12,702	1,948	320,287	66,400
Total cost of revenue	297,804	56,704	21,363	24,570	29,772	10,178	348,939	91,452

Travel and other:
Third party and other	5,621	6,472	4,055	3,955	2,487	4,906	12,163	15,333
Direct	—	—	—	3,724	—	—	—	3,724
Total cost of revenue	5,621	6,472	4,055	7,679	2,487	4,906	12,163	19,057

Total cost of revenue	$349,794	$155,565	$50,508	$59,023	$46,144	$40,094	$446,446	$254,682

(1)	Includes cost of revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment cost of revenue increased by $194.2 million to $349.8 million for the six months ended June 30, 2013, as compared to $155.6 million for the six months ended June 30, 2012. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year period.

EMEA
EMEA segment cost of revenue decreased by $8.5 million to $50.5 million for the six months ended June 30, 2013, as compared to $59.0 million for the six months ended June 30, 2012. The decrease in cost of revenue was primarily driven by a decrease in the cost of inventory related to direct revenue deals, driven by the decrease in direct revenue deals in our Goods category for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.
Rest of World
Rest of World segment cost of revenue increased by $6.1 million to $46.1 million for the six months ended June 30, 2013, as compared to $40.1 million for the six months ended June 30, 2012. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category. This increase was partially offset by reduced credit card processing fees attributable to the decrease in billings, email distribution costs, primarily due to the migration to an internal email distribution platform, and editorial costs.
Gross Profit
Gross profit for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Gross profit:
Third party	$727,930	$852,362
Direct	31,247	9,559
Other	4,526	11,015
Total gross profit	$763,703	$872,936
Gross profit decreased by $109.2 million to $763.7 million for the six months ended June 30, 2013, as compared to $872.9 million for the six months ended June 30, 2012. This decrease in gross profit resulted from the $191.8 million increase in cost of revenue during the six months ended June 30, 2013, partially offset by the $82.5 million increase in revenue. Gross profit as a percentage of revenue decreased to 63.1% for the six months ended June 30, 2013, as compared to 77.4% for the six months ended June 30, 2012. The decrease in gross profit as a percentage of revenue during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category that have lower margins than deals in our Local category. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our condensed consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $124.4 million to $727.9 million for the six months ended June 30, 2013, as compared to $852.4 million for the six months ended June 30, 2012. This decrease in gross profit resulted from the $179.7 million decrease in third party revenue, partially offset by the $55.3 million decrease in the cost of third party revenue. Gross profit as a percentage of revenue on third party revenue deals was 85.4% for the six months ended June 30, 2013, as compared to 82.6% for the six months ended June 30, 2012. The increase in gross profit as a percentage of revenue on third party revenue deals was attributable, in part, to a lower proportion of the allocable costs within cost of revenue being allocated to the cost of third party revenue for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. These allocable costs include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees. An increased share of those costs was allocated to the cost of direct revenue due to the increase in billings from direct revenue transactions relative to total gross billings.
Gross profit on direct revenue increased by $21.7 million to $31.2 million for the six months ended June 30, 2013, as compared to $9.6 million for the six months ended June 30, 2012. This increase in gross profit resulted from the $267.6 million increase in direct revenue to $352.2 million for the six months ended June 30, 2013, as compared to $84.6 million for the six months ended June 30, 2012, partially offset by the $245.9 million increase in cost of revenue on direct revenue deals to $320.9 million for the six months ended June 30, 2013, as compared to $75.0 million for the six months ended June 30, 2012. Gross profit as a percentage of revenue on direct revenue deals was 8.9% for the six months ended June 30, 2013, as compared to 11.3% for the six months ended June 30, 2012.

Gross profit on other revenue decreased by $6.5 million to $4.5 million for the six months ended June 30, 2013, as compared to $11.0 million for the six months ended June 30, 2012. The decrease in gross profit was driven by the decrease in other revenue, which was primarily attributable to a decrease in non-merchant advertising.
Gross Profit by Segment
Gross profit by segment for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$334,250	43.8%	$335,368	38.4%
Direct	32,692	4.2	7,813	0.9
Total gross profit	366,942	48.0	343,181	39.3
EMEA:
Third party and other	294,398	38.5	381,385	43.7
Direct	(1,146)	(0.1)	1,503	0.2
Total gross profit	293,252	38.4	382,888	43.9
Rest of World:
Third party and other	103,808	13.6	146,624	16.8
Direct	(299)	—	243	—
Total gross profit	103,509	13.6	146,867	16.8
Total gross profit	$763,703	100.0%	$872,936	100.0%
Gross profit by category and segment for the six months ended June 30, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$299,977	$287,825	$195,106	$262,827	$74,523	$92,416	$569,606	$643,068
Direct	57	690	—	—	—	—	57	690
Total gross profit	300,034	288,515	195,106	262,827	74,523	92,416	569,663	643,758

Goods:
Third party	6,798	26,557	68,228	79,622	15,977	32,326	91,003	138,505
Direct	32,635	7,123	(1,146)	974	(299)	243	31,190	8,340
Total gross profit	39,433	33,680	67,082	80,596	15,678	32,569	122,193	146,845

Travel and other:
Third party and other	27,475	20,986	31,064	38,936	13,308	21,882	71,847	81,804
Direct	—	—	—	529	—	—	—	529
Total gross profit	27,475	20,986	31,064	39,465	13,308	21,882	71,847	82,333

Total gross profit	$366,942	$343,181	$293,252	$382,888	$103,509	$146,867	$763,703	$872,936

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).

North America
North America segment gross profit increased by $23.8 million to $366.9 million for the six months ended June 30, 2013, as compared to $343.2 million for the six months ended June 30, 2012. The increase in gross profit was comprised of an $11.5 million increase in the Local category, a $6.5 million increase in the Travel and other category and a $5.8 million increase in the Goods category.
EMEA
EMEA segment gross profit decreased by $89.6 million to $293.3 million for the six months ended June 30, 2013, as compared to $382.9 million for the six months ended June 30, 2012. The decrease in gross profit was comprised of a $67.7 million decrease in the Local category, a $13.5 million decrease in the Goods category and an $8.4 million decrease in the Travel and other category.
Rest of World
Rest of World segment gross profit decreased by $43.4 million to $103.5 million for the six months ended June 30, 2013, as compared to $146.9 million for the six months ended June 30, 2012. The decrease in gross profit was comprised of a $17.9 million decrease in the Local category, a $16.9 million decrease in the Goods category and an $8.6 million decrease in the Travel and other category.
Marketing
For the six months ended June 30, 2013 and 2012, marketing expense was $105.1 million and $205.0 million, respectively. Marketing expense by segment as a percentage of segment revenue for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013	% of Segment Revenue	2012	% of Segment Revenue
	(dollars in thousands)
North America	$52,861	7.4%	$65,431	13.1%
EMEA	32,976	9.6%	97,703	22.1%
Rest of World	19,217	12.8%	41,888	22.4%
Marketing	$105,054	8.7%	$205,022	18.2%
We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving the volume of transactions. Marketing expense as a percentage of revenue for the six months ended June 30, 2013 has decreased from the six months ended June 30, 2012, which we believe is due to efficiencies we have realized from building a subscriber base and shifting our marketing spend to customer activation. Additionally, we continue to enhance our technology and methods for optimizing marketing expenditures, which we believe has contributed to more efficient marketing spending in recent periods. However, we currently anticipate increasing our marketing spend in future periods for the North America, EMEA and Rest of World segments in connection with our initiatives to grow our active customer base.
Marketing expense by segment as a percentage of total marketing expense for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America	$52,861	50.3%	$65,431	31.9%
EMEA	32,976	31.4	97,703	47.7
Rest of World	19,217	18.3	41,888	20.4
Marketing	$105,054	100.0%	$205,022	100.0%
Our marketing expense decreased by $100.0 million to $105.1 million for the the six months ended June 30, 2013, as compared to $205.0 million for the six months ended June 30, 2012. As our markets have developed throughout 2012 and into 2013, our marketing spend has continued to shift from customer acquisition marketing to activation, which has contributed to lower marketing expense during the six months ended June 30, 2013 as compared to the prior year period. Additionally, we have enhanced our return on investment analyses for marketing expenditures, which we believe has resulted in more efficient marketing spending in recent periods. However, we currently anticipate increasing our marketing spend in future periods for the North America, EMEA and Rest of World segments in connection with our initiatives to grow our active customer base.
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
North America
North America segment marketing expense decreased by $12.6 million to $52.9 million for the six months ended June 30, 2013, as compared to $65.4 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, marketing expense as a percentage of revenue for the North America segment was 7.4%, as compared to 13.1% for the six months ended June 30, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued shift in focus from customer acquisition marketing to activation, which has contributed to lower marketing expense during the six months ended June 30, 2013. The decrease in online marketing spend was partially offset by an increase in marketing payroll, including related stock-based compensation expense.
EMEA
EMEA segment marketing expense decreased by $64.7 million to $33.0 million for the six months ended June 30, 2013, as compared to $97.7 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, marketing expense as a percentage of revenue for the EMEA segment was 9.6%, as compared to 22.1% for the six months ended June 30, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued execution against our plan to move from customer acquisition marketing to activation, which has contributed to lower marketing expense during the six months ended June 30, 2013.
Rest of World
Rest of World segment marketing expense decreased by $22.7 million to $19.2 million for the six months ended June 30, 2013, as compared to $41.9 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, marketing expense as a percentage of revenue for the Rest of World segment was 12.8%, as compared to 22.4% for the six months ended June 30, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued shift from customer acquisition marketing to activation, which has contributed to lower marketing expense during the six months ended June 30, 2013.
Selling, General and Administrative
Selling, general and administrative expense increased by $27.3 million to $610.8 million for the six months ended June 30, 2013, as compared to $583.5 million for the six months ended June 30, 2012. The increase in selling, general and administrative expense was primarily due to increases in depreciation and amortization expense, wages and benefits and system maintenance expenses. Depreciation and amortization recorded within selling, general and administrative expense increased by $14.3 million for the six months ended June 30, 2013, primarily due to increased amortization expense related to a higher balance of internally-developed software as compared to the prior year period. Wages and benefits (excluding stock-based compensation) within selling, general and administrative expense increased by $9.0 million for the six months ended June 30, 2013, as we added sales force, technology and administrative personnel to support our business. There was an $8.8 million increase in system maintenance expenses for the six months ended June 30, 2013, as compared to the prior year period, as a result of investments in technology and our corporate infrastructure.
Selling, general and administrative expense as a percentage of revenue was 50.5% for the six months ended June 30, 2013, as compared to 51.7% for the six months ended June 30, 2012, respectively. Selling, general and administrative expense as a percentage of revenue has remained relatively consistent as compared to the prior year period as the growth in those expenses was commensurate with our revenue growth. We are continuing to refine our sales management and selling processes, including through automation, as we endeavor to generate increased operating efficiencies.

Acquisition‑Related Benefit, Net
For the six months ended June 30, 2013 and 2012, we incurred net acquisition-related benefits of $0.7 million and $1.7 million, respectively, representing changes in the fair value of contingent consideration liabilities from business acquisitions. See Note 9 "Fair Value Measurements."
Income from Operations
Income from operations decreased by $37.5 million to $48.6 million for the six months ended June 30, 2013, as compared to $86.1 million for the six months ended June 30, 2012. The decrease in income from operations for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to the decrease in gross profit of $109.2 million and the increase in selling, general and administrative expense of $27.3 million, partially offset by the decrease in marketing expense of $100.0 million. The unfavorable impact on income from operations from year-over-year changes in foreign exchange rates for the six months ended June 30, 2013 was $1.4 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related benefit, net, increased by $6.3 million to $89.9 million for the six months ended June 30, 2013, as compared to $83.6 million for the six months ended June 30, 2012. The increase in segment operating income for North America was primarily attributable to the increase in gross profit, partially offset by an increase in segment operating expenses.
EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related benefit, net, decreased by $9.2 million to $58.9 million for the six months ended June 30, 2013, as compared to $68.1 million for the six months ended June 30, 2012. The decrease in segment operating income for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was due to the decrease in gross profit, partially offset by a decrease in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related benefit, net, increased by $26.4 million to a loss of $38.6 million for the six months ended June 30, 2013, as compared to a loss of $12.2 million for the six months ended June 30, 2012. The increased segment operating loss for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was due to the decrease in gross profit, partially offset by a decrease in segment operating expenses.
Other (Expense) Income, Net
Other (expense) income, net includes interest income on our cash and cash equivalents, interest expense on capital leases and foreign currency transaction gains and losses, primarily resulting from intercompany balances related to our foreign subsidiaries that are denominated in currencies other than their functional currencies. Other (expense) income, net was an expense, net of $10.6 million for the six months ended June 30, 2013, as compared to income, net of $53.8 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, other income, net included a gain of $56.0 million resulting from the E-Commerce transaction, which is described in Note 4 "Investments." The change in other (expense) income, net was also due to increased foreign currency transaction losses for the six months ended June 30, 2013, as compared to the prior year period.
Provision for Income Taxes
For the six months ended June 30, 2013 and 2012, we recorded income tax expense of $46.7 million and $101.4 million, respectively.
The effective tax rate was 123.2% for the six months ended June 30, 2013, as compared to 77.2% for the six months ended June 30, 2012. The most significant factors impacting our effective tax rate for the six months ended June 30, 2013 and 2012 were losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense. The effective tax rate for the six months ended June 30, 2012 was also negatively impacted by the tax effects of the gain on the E-Commerce transaction, as described in Note 4 "Investments."

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

Non-GAAP Financial Measures
In addition to financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP financial measures: operating income excluding stock-based compensation and acquisition-related benefit, net, free cash flow and foreign exchange rate neutral operating results. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with U.S. GAAP. However, these measures are not intended to be a substitute for those reported in accordance with U.S. GAAP. These measures may be different from non-GAAP financial measures used by other companies, even when similar terms are used to identify such measures.
Operating income excluding stock-based compensation and acquisition-related benefit, net. Operating income excluding stock-based compensation and acquisition-related benefit, net is a non-GAAP financial measure that comprises the consolidated total of the segment operating income (loss) of our three segments, North America, EMEA and Rest of World. Stock‑based compensation expense and acquisition‑related benefit, net are excluded from segment operating income (loss) that we report under U.S. GAAP for our segments. Stock-based compensation expense is primarily a non-cash item. Acquisition-related benefit, net represents the change in the fair value of contingent consideration arrangements related to business combinations. We use consolidated operating income excluding stock-based compensation and acquisition-related benefit, net to allocate resources and evaluate performance internally.
We consider operating income excluding stock-based compensation and acquisition-related benefit, net to be an important measure for management to evaluate the performance of our business as it excludes changes in the fair value of contingent consideration related to business combinations and stock-based compensation expenses. We believe it is important to view operating income excluding stock-based compensation and acquisition-related benefit, net as a complement to our entire consolidated statements of operations. When evaluating our performance, you should consider operating income excluding stock-based compensation and acquisition-related benefit, net as a complement to other financial performance measures, including net (loss) income and our other U.S. GAAP results.
The following is a reconciliation of Operating income excluding stock-based compensation and acquisition-related benefit, net to the most comparable U.S. GAAP financial measure, ‘‘Income from operations,’’ for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Income from operations	$27,412	$46,485	$48,590	$86,124
Adjustments:
Stock-based compensation(1)	32,446	27,084	62,353	55,087
Acquisition-related benefit, net(2)	(815)	(1,635)	(747)	(1,687)
Total adjustments	31,631	25,449	61,606	53,400
Operating income excluding stock-based compensation and acquisition-related benefit, net	$59,043	$71,934	$110,196	$139,524

(1)	Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing" on the condensed consolidated statements of operations.

(2)	Represents changes in the fair value of contingent consideration related to acquisitions made by the Company.
Free cash flow. Free cash flow is a non-GAAP financial measure that comprises net cash provided by operating activities less purchases of property and equipment and capitalized software. We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal-use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period.
Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not include the cash payments for business acquisitions. In addition, free cash flow reflects the impact of the timing difference between when we are paid by customers and when we pay merchants and suppliers. Therefore, we believe it is important to view free cash flow as a complement to our entire condensed consolidated statements of cash flows.
The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by operating activities," for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net cash provided by operating activities	$43,302	$75,315	$52,062	$159,029
Purchases of property and equipment and capitalized software	(14,042)	(26,709)	(28,510)	(39,792)
Free cash flow	$29,260	$48,606	$23,552	$119,237

Net cash used in investing activities	$(15,862)	$(60,153)	$(46,541)	$(106,597)
Net cash (used in) provided by financing activities	$(7,941)	$24,158	$(17,283)	$15,883
Foreign exchange rate neutral operating results. Foreign exchange rate neutral operating results show current period operating results as if foreign currency exchange rates had remained the same as those in effect in the comparable prior year period. These measures are intended to facilitate comparisons to our historical performance. For a reconciliation of foreign exchange rate neutral operating results to the most comparable U.S. GAAP financial measure, see “Results of Operations" above.
Liquidity and Capital Resources
As of June 30, 2013, we had $1,182.0 million in cash and cash equivalents, which primarily consisted of cash, money market accounts and overnight securities.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows from operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. We generated positive cash flow from operations for the six months ended June 30, 2013 and 2012, and we expect cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make additional acquisitions, purchase capital assets and meet our other cash operating needs. Cash flow from operations was $52.1 million and $159.0 million for the six months ended June 30, 2013 and 2012, respectively.
We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2013 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of June 30, 2013, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $311.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for at least the next twelve months.
Anticipated Uses of Cash
Our priority in 2013 is to continue to aggressively invest in the business by making additional investments in technology and innovations and by continuing to shift our marketing spend from customer acquisition to customer activation in our North America, EMEA and Rest of World segments. In addition, we plan to continue to acquire or make strategic minority investments in complementary businesses that add to our customer base or provide incremental technology or talent or both.
In order to support our overall global expansion, we expect to continue to make significant investments in our corporate facilities and technology development during 2013. During the six months ended June 30, 2013, we acquired three businesses for an aggregate purchase price of $1.5 million, of which a majority was paid for in cash (net of cash acquired), and we expect to continue to use cash to make strategic acquisitions.
We currently plan to fund these investments in our North America, EMEA and Rest of World segments with our available cash and cash equivalents balance and cash flows generated from the respective operations. We do not intend to pay dividends in the foreseeable future.
In August 2013, our Board of Directors authorized a share repurchase program.  Under the program, we are authorized to repurchase up to $300 million of our outstanding Class A common stock over the next 24 months.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.  The Company will fund the repurchases through cash on hand and future cash flow.  Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so.
Cash Flow
Our net cash flow from operating, investing and financing activities for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$52,062	$159,029
Investing activities	(46,541)	(106,597)
Financing activities	(17,283)	15,883
Effect of changes in exchange rates on cash and cash equivalents	(15,516)	(5,452)
Net (decrease) increase in cash and cash equivalents	$(27,278)	$62,863
Cash Provided By Operating Activities
Cash provided by operating activities primarily consists of our net (loss) income adjusted for certain items, including depreciation and amortization, stock‑based compensation, deferred income taxes and the effect of changes in working capital and other items.
Our current merchant arrangements are structured as either a redemption payment model or a fixed payment model defined as follows:
Redemption payment model - Under our redemption merchant payment model, we collect payments at the time our customers purchase Groupons and make payments to our merchants at a subsequent date. Using this payment model, merchants are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all of the gross billings from the unredeemed Groupon. The redemption model generally improves our overall cash flow because we do not pay our merchants until the customer redeems the Groupon. We typically pay our merchants upon redemption for the majority of deals in our EMEA and Rest of World markets.
Fixed payment model - Under our fixed merchant payment model, we generally pay our merchants in installments over a period of sixty days for third party revenue deals. However, for third party revenue deals in which the merchant has a continuous presence on our websites and mobile applications by offering vouchers on a rolling basis for an extended period of time, we generally remit payments to the merchant on an ongoing basis throughout the term of the offering. For direct revenue deals in our Goods category, payment terms with our suppliers typically range from net 30 days to net 60 days. Under the fixed payment model, merchants are paid regardless of whether the Groupon is redeemed. We typically pay our merchants under the fixed payment model for the majority of deals in North America.
We experience swings in accrued merchant and supplier payables associated with our normal revenue-generating activities, including both third party and direct revenue sales transactions, that can cause volatility in working capital levels and impact cash balances more or less than our operating income or loss would indicate. In recent periods, we have offered certain merchants more favorable and accelerated payment terms, which has reduced our overall cash flow benefits from the timing differences between when we receive cash from customers and remit payments to our merchants. We expect this trend to continue in the future.

We believe that seasonal fluctuations will continue to impact our cash flows, particularly as a result of the growth of our Goods category. Our operating cash flows were adversely impacted by $38.0 million from the decrease in accrued merchant and supplier payables during the six months ended June 30, 2013, which was primarily due to the timing of payments to suppliers of merchandise during the first quarter of 2013 after the seasonally high levels of Goods transactions in late 2012. In contrast, our operating cash flows benefited by a $32.0 million increase in accrued merchant and supplier payables during the six months ended June 30, 2012, as we were experiencing more favorable growth rates in our Local category at that time and our Goods category was much smaller in late 2011. The cash flow impact of changes in accrued merchant and supplier payables during the six months ended June 30, 2013 and 2012 was a primary driver of the $107.0 million reduction in cash provided by operating activities between those periods.
For the six months ended June 30, 2013, our net cash provided by operating activities was $52.1 million, which consisted of a $99.5 million net increase for certain non-cash items, partially offset by a $38.6 million net decrease related to changes in working capital and other assets and liabilities and a $8.8 million net loss. The net adjustments for non-cash items include $62.4 million of stock-based compensation expense and $42.2 million of depreciation and amortization expense. The decrease in cash resulting from changes in working capital activities primarily consisted of a $38.0 million decrease in accrued merchant and supplier payables and a $22.8 million decrease in accounts payable, partially offset by a $16.0 million decrease in prepaid expenses and other current assets. The $38.0 million decrease in accrued merchant and supplier payables was primarily attributable to payments to suppliers of merchandise in early 2013 related to Goods transactions from November and December of 2012.
For the six months ended June 30, 2012, our net cash provided by operating activities was $159.0 million , which consisted of a $107.4 million net increase related to changes in working capital and other assets, $30.0 million of net income and a $21.7 million net increase for certain non-cash items. The net adjustments for non-cash items include $55.1 million of stock‑based compensation expense and $24.5 million of depreciation and amortization expense, partially offset by $56.0 million for the gain recognized on the E-Commerce transaction. The increase in cash resulting from changes in working capital activities primarily consisted of a $63.1 million increase in accrued expenses and other current liabilities, a $32.0 million increase in accrued merchant and supplier payables, due to growth in the daily deals business, and a $18.3 million increase in accounts payable, partially offset by a $21.7 million increase in prepaid expenses and other current assets as a result of business growth. Accrued expenses and other current liabilities include liabilities related to customer refunds, online marketing costs, payroll, subscriber credits and income taxes. The $63.1 million increase in accrued expenses and other current liabilities primarily reflected the significant increase in the number of employees, vendors, and customers resulting from the growth of the business during the six months ended June 30, 2012.
Cash Used In Investing Activities
Cash used in investing activities primarily consists of capital expenditures, additional investments in subsidiaries, minority investments and acquisitions of businesses.
For the six months ended June 30, 2013, our net cash used in investing activities of $46.5 million primarily consisted of $28.5 million in capital expenditures, including capitalized internal-use software, $13.1 million invested in subsidiaries and cost method investments, $2.0 million related to the settlement of the liability related to the purchase of additional interests in a consolidated subsidiary, $1.5 million for purchases of intangible assets and $1.5 million in net cash paid for business acquisitions.
For the six months ended June 30, 2012, our net cash used in investing activities of $106.6 million primarily consisted of $40.3 million in net cash paid for business acquisitions, $39.8 million in capital expenditures, including capitalized internal-use software, and $26.5 million invested in subsidiaries and equity method investments.
Cash (Used in) Provided by Financing Activities
For the six months ended June 30, 2013, our net cash used in financing activities of $17.3 million was driven primarily by taxes paid related to net share settlements of stock-based compensation awards of $16.0 million, settlements of purchase price obligations related to acquisitions of $5.0 million and partnership distributions to noncontrolling interest holders of $2.8 million, partially offset by $3.8 million of excess tax benefits related to stock-based compensation and $3.0 million of proceeds from stock option exercises and our employee stock purchase plan.
For the six months ended June 30, 2012, our net cash provided by financing activities of $15.9 million was driven primarily by excess tax benefits on stock-based compensation of $21.8 million and proceeds from the exercise of stock options of $5.7 million, partially offset by taxes paid related to net share settlements of stock-based compensation awards of $5.7 million and cash paid out for contingent consideration liabilities initially recognized in purchase accounting of $4.3 million.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2013 did not materially change from the amounts set forth in our 2012 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2013.
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
Third party revenue recognition
We generate third party revenue, where we act as the third party marketing agent, by offering goods and services provided by third party merchants at a discount through our local commerce marketplace that connects merchants to consumers. Our marketplace includes deals offered through a variety of categories including: Local, Goods and Travel. Customers purchase the discount vouchers ("Groupons") from us and redeem them with our merchants.
The revenue recognition criteria are met when the customer purchases a deal, the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, our obligations to the merchant, for which we are serving as a marketing agent, are substantially complete. Our remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on our website information about Groupons sold that was previously provided to the merchant, are inconsequential or perfunctory. We record as revenue the net amount we retain from the sale of Groupons after deducting the portion of the purchase price that is payable to the featured merchant, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Revenue is recorded on a net basis because we are acting as a marketing agent of the merchant in the transaction.
For merchant payment arrangements that are structured under a redemption model, merchants are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all the gross billings. We record revenue from unredeemed Groupons and derecognize the related accrued merchant payable when our legal obligation to the merchant expires, which we believe is shortly after deal expiration in most jurisdictions that have payment arrangements structured under a redemption model.

Direct revenue recognition
We evaluate whether it is appropriate to record the gross amount of our sales and related costs by considering a number of factors, including, among other things, whether we are the primary obligor under the arrangement, have inventory risk, and have latitude in establishing prices.
Direct revenue is derived primarily from selling products through our Goods category where we are the merchant of record. We are the primary obligor in these transactions, are subject to general inventory risk and have latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis, excluding any applicable taxes and net of estimated refunds. For purposes of evaluating whether product revenue should be recognized on a gross basis, unmitigated general inventory risk is a strong indicator of whether a seller has the risks and rewards of a principal to the sale transaction. U.S. GAAP specifies that general inventory risk exists if a seller either takes title to a product before that product is ordered by a customer (that is, maintains the product in inventory) or will take title to the product if it is returned by the customer (that is, back-end inventory risk) and the customer has a right of return. We have unmitigated general inventory risk on all of our direct revenue. Currently, that general inventory risk is primarily in the form of back-end inventory risk, as the amount of inventory that we maintain on hand has not been significant in relation to the amount of our direct revenue. However, we had $18.7 million of finished goods inventory on hand at June 30, 2013, and in future periods we may increase the levels of inventory on hand for our Goods category. For Goods transactions where we are performing a service by acting as a marketing agent of the merchant, revenue is recorded on a net basis and is presented within third party revenue.
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
Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.
We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We evaluate the recoverability of goodwill using a two-step impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of June 30, 2013, our market capitalization of $5.7 billion substantially exceeded our consolidated net book value of $790.4 million.
Goodwill is tested for impairment at the reporting unit level. Previously, our four reporting units were North America, EMEA, Asia Pacific ("APAC") and Latin America ("LATAM"). As discussed in Note 11 "Segment Information," we changed the composition of our operating segments during the three months ended June 30, 2013 to separate our former International segment between EMEA and Rest of World. As a result of this change in operating segments, our former EMEA reporting unit has been disaggregated into four new reporting units for goodwill impairment testing purposes: Southern EMEA, Western EMEA, Northern EMEA and Eastern/Central EMEA. Goodwill from the former EMEA reporting unit was reallocated to the four new EMEA reporting units based on their relative fair values.
Due to the establishment of the four new reporting units in the current period, we performed an interim goodwill impairment evaluation for those reporting units as of June 30, 2013. For the Southern EMEA and Northern EMEA reporting units, there was no impairment of goodwill because the fair value of those reporting units exceeded their carrying values. As of the June 30, 2013 testing date, liabilities exceeded assets for the Western EMEA and Eastern/Central EMEA reporting units. For reporting units with a negative book value (i.e., excess of liabilities over assets), qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test. Based on that evaluation, which included consideration of the significant growth of the businesses and improvement in their operating performance since they were acquired in May 2010, we determined that the likelihood of a goodwill impairment for the two reporting units with negative book values did not reach the more-likely-than-not threshold specified in U.S. GAAP. Accordingly, we concluded that the goodwill relating to the Western EMEA and Eastern/Central EMEA reporting units was not impaired as of June 30, 2013, and step two of the goodwill impairment test was not required to be performed. We also tested the former EMEA reporting unit for goodwill impairment immediately prior to the establishment of the four new reporting units and there was no impairment of goodwill because its fair value exceeded its carrying value.
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

Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in assumptions could result in an impairment of goodwill or long-lived assets that would require a non-cash charge to the condensed consolidated statements of operations and may have a material effect on our financial condition and operating results.
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
For purposes of assessing whether it is more likely than not that our deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $765.0 million and $753.5 million at June 30, 2013 and December 31, 2012, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. Consequently, we have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions. Due to our cumulative losses, we have recognized valuation allowances against deferred tax assets that are not supported by those objective sources of taxable income. As of June 30, 2013 and December 31, 2012, we have not recognized deferred tax assets without a valuation allowance when the only sources of taxable income are projected future earnings or tax planning strategies. For certain jurisdictions where applicable tax law imposes limitations that may prevent us from realizing our deferred tax assets through the scheduled reversal of taxable temporary differences, we have recorded valuation allowances in excess of the net deferred tax asset balances. A change in the assumptions used to assess the realizability of our deferred tax assets could cause an increase or decrease to the valuation allowance and, consequently, our effective tax rate, which could materially impact our results of operations.
As of June 30, 2013, the total valuation allowance against our deferred tax assets in the United States was approximately $21 million. We currently expect that by the end of 2013, the United States may no longer have a cumulative loss in the most recent three-year period. Based on the relevant facts and circumstances at that time, including our projected future earnings and applicable loss carryforward limitations, we may conclude that it is appropriate to release a portion of the valuation allowance for that jurisdiction.
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
We previously concluded that our cost method investment in F-tuan was other-than-temporarily impaired as of December 31, 2012, and the investment was written down to its fair value of $77.5 million at that time. For purposes of measuring the fair value of this investment as of June 30, 2013, we applied a discounted cash flow method, which is an income approach, and the resulting value was corroborated by a market approach. We used a discount rate of 31%, compared to a discount rate of 30% used in the December 31, 2012 fair value measurement, and we used the investee's financial projections for the remainder of the year ending December 31, 2013. However, we applied downward adjustments to the investee's financial projections for future years in the June 30, 2013 fair value measurement based on our expectations for the investee's future performance and related market conditions. The resulting fair value measurement of the investment in F-tuan as of June 30, 2013 was $69.1 million, an $8.4 million decrease from the $77.5 million fair value measurement as of December 31, 2012.
The other-than-temporary impairment recorded at December 31, 2012 established a new cost basis for the investment in F-tuan. The factors that we considered in evaluating whether the $8.4 million unrealized loss as of June 30, 2013 constituted an other-than-temporary impairment included the severity of the impairment (i.e., an unrealized loss equal to 10.8% of the investment's amortized cost), the duration of the impairment of less than six months since the current cost basis was established and our intent to hold the investment for a sufficient period of time to allow for a recovery in fair value. Based on this assessment, which also considered other qualitative factors, we concluded that the investment was not other-than-temporarily impaired as of June 30, 2013. However, if the operating performance of the investee deteriorates significantly in future periods or if the investee obtains additional funding at a substantially lower valuation, it may be necessary to recognize an other-than-temporary impairment charge in earnings at that time.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Japanese yen and Brazilian real, which exposes us to foreign currency risk. For the three months ended June 30, 2013, we derived approximately 26.3% and 11.7% of our revenue from our EMEA and Rest of World segments, respectively. For the six months ended June 30, 2013, we derived approximately 28.4% and 12.4% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of June 30, 2013 and December 31, 2012.
As of June 30, 2013, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $175.2 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $17.5 million. This compares to a $197.3 million working capital deficit subject to foreign currency exposure at December 31, 2012, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $19.7 million. The primary difference between foreign currency exposure from December 31, 2012 to June 30, 2013 is due to fluctuations in foreign currencies against the U.S. Dollar during 2013 and improvements in the working capital deficit throughout the year.
Interest Rate Risk
Our cash and cash equivalents primarily consists of cash and money market funds. We currently do not have long-term borrowings except for $4.6 million of long-term capital lease obligations, which do not expose us to significant interest rate risk. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In November 2012, we purchased a convertible debt security issued by a nonpublic entity for $3.0 million, and have classified the security as available-for-sale. The interest rate risk on this security is not significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2013 and 2012.
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
Based on this evaluation, our management concluded that, as of June 30, 2013, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 6 “Commitments and Contingencies” of the Notes to the accompanying unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our revenue and operating results will continue to vary from quarter to quarter due to the rapidly evolving nature of our business. We believe that our revenue growth and ability to achieve and maintain profitability will depend, among other factors, on our ability to:

•	acquire new customers and retain existing customers;

•	attract new merchants and retain existing merchants who wish to offer deals through the sale of Groupons;

•	effectively address and respond to challenges in international markets;

•	expand the number, variety and relevance of products and deals we offer, particularly as we attempt to build a more complete local marketplace;

•	increase the awareness of our brand domestically and internationally;

•	provide a superior customer service experience for our customers and merchants;

•	respond to changes in consumer and merchant access to and use of the Internet and mobile devices;

•	effectively utilize Internet search engines to generate traffic to our websites;

•	react to challenges from existing and new competitors; and

•	respond to seasonal changes in supply and demand.
Our strategy to become a complete local commerce marketplace may not be successful and may expose us to additional risks.
One of our key objectives is to expand upon our traditional daily deals business by building out a more extensive local commerce marketplace. This strategy has required us to devote significant resources to attracting and retaining merchants who are willing to run deals on a continuous basis with us in order to build a significant inventory for our customers, as well as continuing management focus and attention. We have accepted, and expect to continue to accept, a lower percentage of the gross billings from some of our merchants as we expand our marketplace. If we are not successful in pursuing this objective, our business, financial position and results of operations could be harmed.
If we are unable to successfully respond to changes in the market, our business could be harmed.
Our business grew rapidly in prior periods as merchants and consumers have increasingly used our marketplace. However, this is a new market which we created in late 2008 and which has operated at a substantial scale for only a limited period of time. Given the limited history, we are constantly evolving our strategy and may not always be successful in doing so. For example, we experienced a decline in revenue from our EMEA and Rest of World segments during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. We expect that the market will evolve in ways which may be difficult to predict. For example, we believe that in some of our markets, including North America, investments in new customer acquisition are less productive and the continued growth of our revenue will require more focus on increasing or maintaining the rate at which our existing customers purchase Groupons and our ability to expand the number and variety of deals that we offer. It is also possible that merchants or customers could broadly determine that they no longer believe in the value of our current services or marketplace. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in our markets, our business, financial condition and results of operations could suffer a material negative impact.
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
Our ability to grow our business in our international markets requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We are subject to risks of doing business internationally, including the following:

•	our ability to maintain merchant and customer satisfaction such that our marketplace will continue to attract high quality merchants;

•	our ability to successfully respond to macroeconomic challenges, including by optimizing our deal mix to take into account consumer preferences at a particular point in time;

•	strong local competitors, many of whom have been in the market longer than us;

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
We are subject to complex foreign and U.S. laws and regulations that apply to our international operations, including data privacy and protection requirements, the Foreign Corrupt Practices Act, the UK Anti-Bribery Act and similar local laws prohibiting certain payments to government officials, banking and payment processing regulations, and anti-competition regulations, among others. The cost of complying with these various and sometimes conflicting laws and regulations is substantial. We have implemented policies and procedures to ensure compliance with these laws and regulations, however, we cannot assure you that our employees, contractors, or agents will not violate our policies. Changing laws, regulations and enforcement actions in the U.S. and the rest of the world could harm our business.
If, as we continue to expand internationally, we are unable to successfully replicate our business model due to these and other commercial and regulatory constraints in our international markets, our business may be adversely affected.

Our financial results will be adversely affected if we are unable to execute on our marketing strategy.
We have historically focused our marketing spend on customer acquisition, and we have recently begun to also focus on activating new customers and retaining existing customers. While our marketing expense declined during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, we expect to increase our marketing spend in future periods as we attempt to continue to grow our customer base. If our assumptions regarding our marketing efforts and strategies prove incorrect, our ability to generate profits from our investments in new customer acquisitions may be less than we have assumed. In such case, we may need to increase expenses or otherwise alter our strategy and our results of operations could be negatively impacted.
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
Our future success depends upon our ability to retain and add high quality merchants.
We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms through our marketplace and provide our customers with a great experience. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. In addition, if we are unsuccessful in our efforts to introduce services to merchants as part of our local commerce operating system, we will not experience a corresponding growth in our merchant pool sufficient to offset the cost of these initiatives. We must continue to attract and retain merchants in order to increase revenue and profitability. If new merchants do not find our marketing and promotional services effective, or if existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profits, they may stop making offers through our marketplace. In addition, we may experience attrition in our merchants in the ordinary course of business resulting from several factors, including losses to competitors and merchant closures or bankruptcies. If we are unable to attract new merchants in numbers sufficient to grow our business, or if too many merchants are unwilling to offer products or services with compelling terms through our marketplace or offer favorable payment terms to us, we may sell fewer Groupons and our operating results will be adversely affected.
If our efforts to market, advertise and promote products and services from our existing merchants are not successful, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profits, we may not be able to retain or attract merchants in sufficient numbers to grow our business or we may be required to incur significantly higher marketing expenses or reduce margins in order to attract new merchants. A significant increase in merchant attrition or decrease in merchant growth would have an adverse effect on our business, financial condition and results of operation.
We may incur losses in the future as we expand our business.
We had an accumulated deficit of $765.0 million as of June 30, 2013. We anticipate that our profitability will be impacted as we continue to invest in our growth, through increased spending in some areas and through accepting a lower percentage of the proceeds from our deals, as we attempt to add more merchants to our marketplace. These efforts may prove more difficult than we currently anticipate, and we may not succeed in realizing the benefits of these efforts in a short time frame, or at all. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue could prevent us from attaining or increasing our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:

•	the size and composition of our customer base and the number of merchants we feature;

•	the timing and market acceptance of deals we offer, including the developments and enhancements to those deals offered by us or our competitors;

•	customer and merchant service and support efforts;

•	selling and marketing efforts;

•	ease of use, performance, price and reliability of services offered either by us or our competitors;

•	our ability to generate large volumes of sales, particularly with respect to goods and travel deals;

•	our ability to cost-effectively manage our operations; and

•	our reputation and brand strength relative to our competitors.
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
If we are unable to maintain favorable terms with our merchants, our revenue may be adversely affected.
The success of our business depends in part on our ability to retain and increase the number of merchants who use our service, particularly as we continue to grow our marketplace. Currently, when a merchant works with us to offer a deal for its products or services, it receives an agreed-upon percentage of the total proceeds from each Groupon sold, and we retain the rest. If merchants decide that utilizing our services no longer provides an effective means of attracting new customers or selling their goods and services, they may demand a higher percentage of the total proceeds from each Groupon sold. In addition, as part of our strategy to grow our merchant base, we have been accepting a lower percentage of the total proceeds from each Groupon sold in some instances. This could adversely affect our revenue and gross profit.
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
Our merchant payment terms and revenue growth have historically provided us with operating cash flow to fund our working capital needs. Our merchant arrangements are generally structured such that we collect cash up front when our customers purchase Groupons and make payments to our merchants at a subsequent date, either on a fixed schedule or upon redemption by customers. We currently pay our merchants upon redemption in many deals in our International markets, but we may continue to move toward offering payments on a fixed schedule in those markets. Additionally, payment arrangements in our Goods category generally result in us paying merchants on a more accelerated basis than payment arrangements in our Local category.
Our accrued merchant and supplier payable balance decreased from $671.3 million as of December 31, 2012 to $616.6 million as of June 30, 2013, due primarily to our seasonally strong Goods business in the fourth quarter of 2012, which resulted in increased payments to merchants and suppliers during the first quarter of 2013 and a corresponding decline in our cash flows from operations. Our operating cash flows have been adversely impacted by lower growth in our Local category in recent periods. We have used the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer our merchants more favorable or accelerated payment terms or our revenue does not continue to grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
Our success is dependent upon our ability to provide a superior mobile experience for our customers, and our customers' continued ability to access our offerings through mobile devices.
In North America, nearly 50% of all transactions were completed on mobile devices during June 2013, as compared to about 30% during June 2012. In order to continue to grow our mobile transactions, it is critical that our applications work well with a range of mobile technologies, systems, networks and standards. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices or use mobile devices that do not offer access to our mobile applications.
Our business depends on our ability to maintain and scale the network infrastructure necessary to send and ensure deliverability of our emails and operate our websites, mobile applications and transaction processing systems, and any significant disruption in service on our email infrastructure, websites, mobile applications or transaction processing systems could result in a loss of subscribers, customers or merchants.
Subscribers access our deals through our websites and mobile applications, as well as via daily emails that are often targeted by location, purchase history and personal preferences. Our reputation and ability to acquire, retain and serve our current customers and potential customers are dependent upon the reliable performance of our websites, mobile applications, email delivery and transaction processing systems and the underlying network infrastructure. As our subscriber base and the amount of information shared on our websites and applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure to handle the traffic on our websites and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our subscriber base or the amount of traffic and transactions on our websites and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or otherwise (including spam filters preventing emails from reaching subscribers), could affect the security or availability of our websites and applications, and prevent our subscribers from accessing our services. A substantial portion of our network infrastructure is hosted by third party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic and transactions could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential subscribers and merchants, which could harm our operating results and financial condition.
In addition, we are heavily dependent upon our customers' response to the emails we send them. If our emails are not delivered and accepted by email providers, or are routed by email providers in a less favorable way than other emails, our business may be substantially harmed.
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
We currently use a common technology platform in our North America segment to operate our business and are in the process of migrating our operations in our EMEA and Rest of World segments to the same platform. Such changes to our technology platform and related software carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of this process, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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
Because we do not have control over our merchants and the quality of products or services they deliver, we rely on a statistical model that incorporates the following data inputs and factors to estimate future refunds: historical refund experience developed from millions of deals featured on the Company's website, the relative risk of refunds based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals and expected changes, if any, in our practices in response to refund experience or economic trends that might impact customer demand. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate. If our refund reserves are not adequate to cover future refund claims, this inadequacy could have a material adverse effect on our liquidity and profitability.

Our standard agreements with our merchants generally limit the time period during which we may seek reimbursement for customer refunds or claims. Our customers may make claims for refunds with respect to which we are unable to seek reimbursement from our merchants. Our inability to seek reimbursement from our merchants for refund claims could have an adverse effect on our liquidity and profitability.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future could harm our business.
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
It is not clear at this time, but Groupons may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, and state laws governing gift cards, stored value cards and coupons. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if Groupons are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the Groupon, or the promotional value, which is the add-on value of the Groupon in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the Groupon was issued or the date on which the customer last loaded funds on the Groupon if the Groupon has a reloadable feature; (ii) the Groupon's stated expiration date (if any); or (iii) a later date provided by applicable state law. We and several merchants are currently defendants in purported class action litigation that has been filed in federal and state court claiming that Groupons are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing Groupons with expiration dates and other restrictions. In the event that it is determined that Groupons are subject to the CARD Act or any similar state or foreign law or regulation, and are not within various exemptions that may be available to Groupon under the CARD Act or under some of the various state or foreign jurisdictions, our liabilities with respect to unredeemed Groupons may be materially higher than the amounts shown in our financial statements and we may be subject to additional fines and penalties. In addition, if federal or state laws require that the face value of Groupons have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue Groupons in jurisdictions where these laws apply.
If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed Groupons, our results from operations could be materially and adversely affected.
In certain states and foreign jurisdictions, Groupons may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and record-keeping obligations. We do not remit any amounts relating to unredeemed Groupons based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to Groupons is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with customers and merchants and our role as it relates to the issuance and delivery of a Groupon. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to Groupons, or if the estimates that we use in projecting the likelihood of Groupons being redeemed prove to be inaccurate, our liabilities with respect to unredeemed Groupons may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.
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
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. Several Internet companies have incurred substantial penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of subscribers or merchants and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.
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
We are subject to risks associated with information disseminated through our websites and applications, including consumer data, content that is produced by our editorial staff and errors or omissions related to our product offerings. Such information, whether accurate or inaccurate, may result in our being sued by our merchants, subscribers or third parties and as a result our revenue and goodwill could be materially and adversely affected.

We may be subject to breaches of our information technology systems, which could harm our relationships with our customers and merchants, subject us to negative publicity and litigation, and cause substantial harm to our business.
In operating a global online business, we maintain significant proprietary information and manage large amounts of personal data and confidential information about our employees, customers and merchants.  Because of our high profile and the number of customer records we maintain, we are at an increased risk of attacks on our systems.
Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale, our plans to implement our entrance into the mobile payments space, our expanded geographic footprint and international presence, the outsourcing of some of our business operations and threats of cyber-attacks.  Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access are a high priority for us, this may not successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures.  In addition, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose sensitive information in order to gain access to our secure systems and networks. For example, in May 2013, a hacker accessed a database of our Taiwan subscribers containing usernames and passwords.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.  Further, because the techniques used to gain access to, or sabotage, systems often are not recognized until launched against a target, we may be unable to anticipate the correct methods necessary to defend against these types of attacks.  Any actual breach, the perceived threat of a breach or a perceived breach, could cause our customers and merchants to cease doing business with us, subject us to lawsuits, regulatory fines or other action or liability, which would harm our business, financial condition and results of operations.
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
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of customers and merchants will be impaired and our business and operating results will be harmed.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the "Groupon" brand is critical to expanding our base of customers and merchants. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the "Groupon" brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a group buying leader and to continue to provide reliable, trustworthy and high quality deals, which we may not do successfully.
We receive a high degree of media coverage around the world. Unfavorable publicity or consumer perception of our websites, applications, practices or service offerings, or the offerings of our merchants, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue and a negative impact on the number of merchants we feature and the size of our customer base, the loyalty of our customers and the number and variety of deals we offer each day. As a result, our business, financial condition and results of operations could be materially and adversely affected.
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
Our business, like that of our merchants, may be subject to some degree of sales seasonality. As the growth of our business stabilizes, these seasonal fluctuations may become more evident. Seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. For example, we experienced a $38.0 million decline in operating cash flows during the six months ended June 30, 2013 as the result of a decrease in accrued merchant and supplier payables, primarily due to the timing of payments to suppliers of merchandise after the seasonally high levels of Goods transactions in late 2012. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our common stock.
Failure to deal effectively with fraudulent transactions and customer disputes would increase our loss rate and harm our business.
Groupons are issued in the form of redeemable coupons with unique identifiers. It is possible that consumers or other third parties will seek to create counterfeit Groupons in order to fraudulently purchase discounted goods and services from our merchants. While we use advanced anti-fraud technologies, it is possible that technically knowledgeable criminals will attempt to circumvent our anti-fraud systems using increasingly sophisticated methods. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse customers and/or merchants for any funds stolen or revenue lost as a result of such breaches. Our merchants could also request reimbursement, or stop using Groupon, if they are affected by buyer fraud or other types of fraud.
We may incur significant losses from fraud and counterfeit Groupons. We may incur losses from claims that the customer did not authorize the purchase, from merchant fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. If we were unable to accept credit cards for payment, we would suffer substantial reductions in revenue, which would cause our business to suffer. While we have taken measures to detect and reduce the risk of fraud, these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.
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

•	the amount of shares of our Class A common stock that are available for sale;

•	the relative success of competitive products or services;

•	the public's response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation;

•	speculation about our business in the press or the investment community;

•	future sales of our Class A common stock by our significant stockholders, officers and directors;

•	announcements about our share repurchase program and sales under the program;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our entry into new markets;

•	regulatory developments in the United States or foreign countries;

•	strategic actions by us or our competitors, such as acquisitions, joint ventures or restructuring; and

•	changes in accounting principles.
We expect the stock price volatility to continue for the foreseeable as a result of these and other factors.
The concentration of our capital stock ownership with our founders, executive officers, employees and directors and their affiliates will limit stockholders' ability to influence corporate matters.
Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of July 31, 2013, our founders, Eric Lefkofsky, Bradley Keywell and Andrew Mason control 100% of our outstanding Class B common stock and, based on information available to us, approximately 29.4% of our outstanding Class A common stock, representing approximately 54.4% of the voting power of our outstanding capital stock. Messrs. Lefkofsky, Keywell and Mason will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2013, we issued 191,389 shares of Class A common stock to settle certain liability-classified subsidiary stock-based compensation awards.
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August 2013.

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