Form 10-Q
period 2013-09-30
Groupon, Inc.
filed 2013-11-08
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Yes  ☒             No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                           Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes         No  ☒

As of November 5, 2013, there were 665,719,847 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

______________________________________________________

PART I. Financial Information

FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A: Risk Factors" of our 2012 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1.     FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,139,857	$1,209,289
Accounts receivable, net	86,233	96,713
Deferred income taxes	30,692	31,211
Prepaid expenses and other current assets	136,543	150,573
Total current assets	1,393,325	1,487,786
Property, equipment and software, net of accumulated depreciation and amortization of $93,853 and $46,236, respectively	126,881	121,072
Goodwill	218,224	206,684
Intangible assets, net	33,182	42,597
Investments	104,130	84,209
Deferred income taxes, non-current	29,476	29,916
Other non-current assets	45,322	59,210
Total Assets	$1,950,540	$2,031,474
Liabilities and Equity
Current liabilities:
Accounts payable	$33,684	$59,865
Accrued merchant and supplier payables	591,476	671,305
Accrued expenses	211,718	246,924
Deferred income taxes	52,216	53,700
Other current liabilities	126,764	136,647
Total current liabilities	1,015,858	1,168,441
Deferred income taxes, non-current	20,356	20,860
Other non-current liabilities	105,529	100,072
Total Liabilities	1,141,743	1,289,373
Commitments and contingencies (see Note 6)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 666,100,949 shares issued and 665,330,049 shares outstanding at September 30, 2013 and 654,523,706 shares issued and outstanding at December 31, 2012	66	65
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	1,563,815	1,485,006
Treasury stock, at cost, 770,900 shares at September 30, 2013 and no shares at December 31, 2012	(9,014)	—
Accumulated deficit	(767,623)	(753,477)
Accumulated other comprehensive income	23,579	12,446
Total Groupon, Inc. Stockholders' Equity	810,823	744,040
Noncontrolling interests	(2,026)	(1,939)
Total Equity	808,797	742,101
Total Liabilities and Equity	$1,950,540	$2,031,474

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Third party and other	$394,987	$423,564	$1,252,966	$1,466,602
Direct	200,072	144,988	552,242	229,568
Total revenue	595,059	568,552	1,805,208	1,696,170
Cost of revenue:
Third party and other	54,001	54,173	179,524	233,834
Direct	181,436	127,613	502,359	202,634
Total cost of revenue	235,437	181,786	681,883	436,468
Gross profit	359,622	386,766	1,123,325	1,259,702
Operating expenses:
Marketing	53,265	70,919	158,319	275,941
Selling, general and administrative	294,074	287,978	904,880	871,455
Acquisition-related (benefit) expense, net	(1,529)	2,431	(2,276)	744
Total operating expenses	345,810	361,328	1,060,923	1,148,140
Income from operations	13,812	25,438	62,402	111,562
Loss on equity method investments	(25)	(138)	(58)	(8,694)
Other income (expense), net	857	617	(9,772)	54,445
Income before provision for income taxes	14,644	25,917	52,572	157,313
Provision for income taxes	15,936	26,857	62,657	128,297
Net (loss) income	(1,292)	(940)	(10,085)	29,016
Net income attributable to noncontrolling interests	(1,288)	(706)	(4,061)	(2,806)
Net (loss) income attributable to Groupon, Inc.	(2,580)	(1,646)	(14,146)	26,210
Adjustment of redeemable noncontrolling interests to redemption value	—	(1,333)	—	(12,498)
Net (loss) income attributable to common stockholders	$(2,580)	$(2,979)	$(14,146)	$13,712

Net (loss) earnings per share
Basic	$(0.00)	$(0.00)	$(0.02)	$0.02
Diluted	$(0.00)	$(0.00)	$(0.02)	$0.02

Weighted average number of shares outstanding
Basic	666,432,848	653,223,610	662,531,567	648,021,943
Diluted	666,432,848	653,223,610	662,531,567	663,557,250

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(1,292)	$(940)	$(10,085)	$29,016
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,072)	(387)	11,416	(378)
Unrealized loss on available-for-sale debt security	(109)	—	(19)	—
Other comprehensive (loss) income	(1,181)	(387)	11,397	(378)
Comprehensive (loss) income	(2,473)	(1,327)	1,312	28,638
Comprehensive income attributable to noncontrolling interests	(1,302)	(1,300)	(4,325)	(3,400)
Comprehensive (loss) income attributable to Groupon, Inc.	$(3,775)	$(2,627)	$(3,013)	$25,238

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net (loss) income	$(10,085)	$29,016
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	65,317	39,836
Stock-based compensation	89,223	77,706
Deferred income taxes	(1,225)	9,608
Excess tax benefits on stock-based compensation	(12,116)	(24,620)
Loss on equity method investments	58	8,694
Acquisition-related (benefit) expense, net	(2,276)	744
Gain on E-Commerce transaction	—	(56,032)
Change in assets and liabilities, net of acquisitions:
Restricted cash	(81)	(1,855)
Accounts receivable	8,999	(2,189)
Prepaid expenses and other current assets	13,146	(24,937)
Accounts payable	(25,867)	13,174
Accrued merchant and supplier payables	(72,290)	53,889
Accrued expenses and other current liabilities	(27,790)	68,010
Other, net	15,144	10,073
Net cash provided by operating activities	40,157	201,117
Investing activities
Purchases of property and equipment and capitalized software	(43,574)	(55,802)
Acquisitions of businesses, net of acquired cash	(6,349)	(44,790)
Purchases of investments	(19,583)	(33,097)
Settlement of liability related to purchase of additional interest in consolidated subsidiary	(1,959)	—
Purchases of additional interests in consolidated subsidiaries	—	(8,527)
Purchases of intangible assets	(1,520)	(10)
Net cash used in investing activities	(72,985)	(142,226)
Financing activities
Payments for purchases of treasury stock	(7,376)	—
Excess tax benefits on stock-based compensation	12,116	24,620
Taxes paid related to net share settlements of stock-based compensation awards	(26,504)	(7,586)
Payments of contingent consideration from acquisitions	(780)	(4,250)
Settlements of purchase price obligations related to acquisitions	(5,000)	—
Proceeds from stock option exercises and employee stock purchase plan	6,578	8,868
Partnership distributions to noncontrolling interest holders	(4,286)	(3,062)
Payments of capital lease obligations	(1,001)	—
Net cash (used in) provided by financing activities	(26,253)	18,590
Effect of exchange rate changes on cash and cash equivalents	(10,351)	595
Net (decrease) increase in cash and cash equivalents	(69,432)	78,076
Cash and cash equivalents, beginning of period	1,209,289	1,122,935
Cash and cash equivalents, end of period	$1,139,857	$1,201,011

Non-cash investing and financing activities
Issuance of common stock in connection with acquisition	$3,051	$—
Contingent consideration liabilities incurred in connection with acquisitions	$3,567	$2,521
Equipment acquired under capital lease obligations	$7,377	$—
Shares issued to settle liability-classified awards	$3,394	$—

Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	$1,713	$6,858
Contribution of investment in E-Commerce transaction	$—	$47,042
Stock issued in exchange for additional interests in consolidated subsidiaries	$—	$527
Liability for purchases of treasury stock	$1,638	$—
See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comp. Income	Total Groupon Inc. Stockholder's Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2012	656,923,682	$65	$1,485,006	—	$—	$(753,477)	$12,446	$744,040	$(1,939)	$742,101
Net loss	—	—	—	—	—	(14,146)	—	(14,146)	4,061	(10,085)
Foreign currency translation	—	—	—	—	—	—	11,152	11,152	264	11,416
Unrealized loss on available-for-sale debt security, net of tax	—	—	—	—	—	—	(19)	(19)	—	(19)
Stock issued in connection with acquisitions	276,217	—	3,051	—	—	—	—	3,051	—	3,051
Shares issued to settle liability-classified awards	630,873	—	3,394	—	—	—	—	3,394	—	3,394
Exercise of stock options	3,266,115	—	3,337	—	—	—	—	3,337	—	3,337
Vesting of restricted stock units	10,333,706	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	774,288	—	3,241	—	—	—	—	3,241	—	3,241
Tax withholdings related to net share settlements of stock-based compensation awards	(3,703,956)	—	(26,296)	—	—	—	—	(26,296)	—	(26,296)
Stock-based compensation on equity-classified awards	—	—	89,292	—	—	—	—	89,292	—	89,292
Excess tax benefits, net of shortfalls, on stock-based compensation awards	—	—	2,791	—	—	—	—	2,791	—	2,791
Purchases of treasury stock	—	—	—	(770,900)	(9,014)	—	—	(9,014)	—	(9,014)
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(4,412)	(4,412)
Balance at September 30, 2013	668,500,925	$66	$1,563,815	(770,900)	$(9,014)	$(767,623)	$23,579	$810,823	$(2,026)	$808,797

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
Groupon, Inc. and subsidiaries (the "Company") is an online local commerce marketplace that connects merchants to consumers by offering goods and services at a discount. The Company also offers deals on products for which it acts as the merchant of record. The Company, which commenced operations in October 2008, sends emails to its subscribers each day with discounted offers for goods and services that are targeted by location and personal preferences. Consumers also access deals directly through the Company's websites and mobile applications.
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
Unaudited Interim Financial Information
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheets, statements of operations, comprehensive (loss) income, cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 27, 2013.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's condensed consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly‑owned subsidiaries and majority‑owned subsidiaries over which the Company exercises control and variable interest entities for which the Company has determined that it is the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as "Noncontrolling interests" and "Redeemable noncontrolling interests." Equity investments in entities in which the Company does not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2. BUSINESS COMBINATIONS
The Company acquired six businesses during the nine months ended September 30, 2013.  These business combinations were accounted for using the acquisition method, and the results of each of those acquired businesses have been included in the condensed consolidated financial statements beginning on the respective acquisition dates. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the purchase price for these acquisitions have been prepared on a preliminary basis, and changes to those allocations may occur as additional information becomes available. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including acquiring an experienced workforce and enhancing technology capabilities. The goodwill is generally not deductible for tax purposes.
Liabilities for contingent consideration (i.e., earn-outs) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value recorded within earnings as "Acquisition-related (benefit) expense, net."  See Note 9 "Fair Value Measurements" for information about fair value measurements of contingent consideration liabilities.
The primary purpose of the Company's six acquisitions during the nine months ended September 30, 2013 was to enhance the Company's technology capabilities, acquire an experienced workforce and to expand and advance product offerings. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $15.1 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred	Fair Value
Cash	$8,459
Issuance of Class A common stock	3,051
Contingent consideration	3,567
Total	$15,077
The following table summarizes the allocation of the aggregate purchase price of acquisitions for the nine months ended September 30, 2013 (in thousands):

Net working capital (including acquired cash of $2.1 million)	$1,728
Property and equipment	99
Goodwill	8,794
Intangible assets: (1)
Subscriber relationships	1,928
Merchant relationships	557
Developed technology	2,373
Other intangible assets	50
Net deferred tax liability	(452)
Total purchase price	$15,077

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company's condensed consolidated results of operations.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is tested for impairment at the reporting unit level. Prior to the second quarter of 2013, the Company's four reporting units were North America, EMEA, Asia Pacific ("APAC") and Latin America ("LATAM"). As discussed in Note 11 "Segment Information," the Company changed the composition of its operating segments during the second quarter of 2013 to separate its former International segment between EMEA and Rest of World. As a result of this change in operating segments, the Company's former EMEA reporting unit has been disaggregated into four new reporting units for goodwill impairment testing purposes: Southern EMEA, Western EMEA, Northern EMEA and Eastern/Central EMEA. Goodwill from the former EMEA reporting unit was reallocated to the four new EMEA reporting units based on their relative fair values.
Due to the establishment of the four new reporting units during the second quarter of 2013, the Company performed an interim goodwill impairment evaluation for those reporting units as of June 30, 2013. For the Southern EMEA and Northern EMEA reporting units, there was no impairment of goodwill because the fair values of those reporting units exceeded their carrying values. As of the June 30, 2013 testing date, liabilities exceeded assets for the Western EMEA and Eastern/Central EMEA reporting units. For reporting units with a negative book value (i.e., excess of liabilities over assets), qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test. Based on that evaluation, which included consideration of the significant growth of the businesses and improvement in their operating performance since they were acquired in May 2010, the Company determined that the likelihood of a goodwill impairment for the two reporting units with negative book values did not reach the more-likely-than-not threshold specified in U.S. GAAP. Accordingly, the Company concluded that the goodwill relating to the Western EMEA and Eastern/Central EMEA reporting units was not impaired as of June 30, 2013 and step two of the goodwill impairment test was not required to be performed. The Company also tested the former EMEA reporting unit for goodwill impairment immediately prior to the establishment of the four new reporting units and there was no impairment of goodwill because its fair value exceeded its carrying value.
The following table summarizes the Company's goodwill activity by segment for the nine months ended September 30, 2013 (in thousands):

	North America	International	EMEA	Rest of World	Consolidated
Balance as of December 31, 2012	$79,276	$127,408	$—	$—	$206,684
Goodwill related to acquisitions	4,401	—	4,393	—	8,794
Other adjustments(1)	1,287	(2,638)	3,459	638	2,746
Reallocation to new segments	—	(124,770)	105,347	19,423	—
Balance as of September 30, 2013	$84,964	$—	$113,199	$20,061	$218,224

(1)	Includes changes in foreign exchange rates for goodwill and purchase accounting adjustments.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the Company's other intangible assets (in thousands):

	As of September 30, 2013
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$44,850	$28,168	$16,682
Merchant relationships	8,867	7,540	1,327
Trade names	6,624	6,476	148
Developed technology	22,542	17,475	5,067
Other intangible assets	16,897	6,939	9,958
Total	$99,780	$66,598	$33,182

	As of December 31, 2012
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$42,075	$21,356	$20,719
Merchant relationships	8,187	6,873	1,314
Trade names	6,490	5,900	590
Developed technology	20,000	10,994	9,006
Other intangible assets	15,601	4,633	10,968
Total	$92,353	$49,756	$42,597
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense for these intangible assets was $5.3 million and $5.6 million for the three months ended September 30, 2013 and 2012, respectively, and $16.1 million and $15.6 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the Company's estimated future amortization expense for these intangible assets is as follows (in thousands):

Remaining amounts in 2013	$5,568
2014	15,888
2015	8,265
2016	2,369
2017	722
Thereafter	370
$33,182

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	September 30, 2013	Percent Ownership of Common and Preferred Stock			December 31, 2012	Percent Ownership of Common and Preferred Stock
Cost method investments:
Life Media Limited (F-tuan)	$84,021	19%			$77,521	19%
Other cost method investments	15,377	6%	to	17%	1,867	6%	to	19%
Total cost method investments	99,398				79,388
Equity method investments	1,676	21%	to	50%	1,734	21%	to	50%
Total investments in equity interests	$101,074				$81,122
Available-for-sale debt security	3,056				3,087
Total investments	$104,130				$84,209
Cost Method Investments
In June 2012, Life Media Limited ("F-tuan"), an exempted company incorporated under the laws of the Cayman Islands with operations in China, acquired the Company's 49.8% interest in E-Commerce King Limited ("E-Commerce"). In exchange for its interest in E-Commerce and an additional $25.0 million of cash consideration, the Company received a 19.1% interest in F-tuan in the form of common and Series E preferred shares. The Company recognized a non-operating gain of $56.0 million as a result of the transaction, which is included within "Other income, net" on the consolidated statement of operations for the nine months ended September 30, 2012. The gain represents the excess of the fair value of the Company's 19.1% investment in F-tuan over the carrying value of its E-Commerce investment as of the date of the transaction and the $25.0 million of cash consideration. The investment in F-tuan is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee. Accordingly, the investment is adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.
In August 2013, the Company entered into an exchange transaction with F-tuan whereby it received newly issued shares of Series F preferred stock in exchange for all shares of F-tuan common stock previously held by the Company and $8.0 million of cash consideration, which was paid in two installments of $6.5 million and $1.5 million in August and October 2013, respectively. The transaction was recorded at cost and the $6.5 million paid in August 2013 increased the carrying amount of the Company’s investment to $84.0 million as of September 30, 2013. The Company’s entire investment in F-tuan following this transaction is in the form of Series E and Series F preferred shares. Those preferred shares rank pari passu with certain other classes of F-tuan’s outstanding preferred stock and have an aggregate liquidation preference of $84.0 million. The Company’s voting interest in F-tuan remained 19.1% after the transaction and the investment continues to be accounted for under the cost method.
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
Available-for-Sale Debt Security
In November 2012, the Company purchased a convertible debt security issued by a nonpublic entity for $3.0 million and has classified the security as available-for-sale. As of September 30, 2013, the amortized cost, gross unrealized gain and fair value of this security were $3.0 million, $0.1 million and $3.1 million, respectively. As of December 31, 2012, the amortized cost, gross unrealized gain and fair value of this security were $3.0 million, $0.1 million and $3.1 million, respectively. The contractual maturity date of the security is November 1, 2015.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The Company previously concluded that its cost method investment in F-tuan was other-than-temporarily impaired as of December 31, 2012, and the investment was written down to its fair value of $77.5 million at that time. During the three months ended September 30, 2013, the Company invested an additional $6.5 million in F-tuan, which increased the carrying amount of the Company's investment as of September 30, 2013 to $84.0 million. For purposes of measuring the fair value of this investment as of September 30, 2013, the Company applied a discounted cash flow method, which is an income approach, and the resulting value was corroborated by a market approach. The Company used a discount rate of 31%, compared to a discount rate of 30% used in the December 31, 2012 fair value measurement, and the Company used the investee's financial projections for the remainder of the year ending December 31, 2013. However, the Company applied downward adjustments to the investee's financial projections for future years in the September 30, 2013 fair value measurement based on our expectations for the investee's future performance and related market conditions. The resulting fair value measurement of the investment in F-tuan was $82.5 million, as compared to its carrying amount of $84.0 million, as of September 30, 2013. The unrealized loss as a percentage of the investment’s carrying amount decreased from 10.8% as of June 30, 2013 to 1.9% as of September 30, 2013. This improvement was attributable to the August 2013 exchange transaction described above, as the Company’s investment in common shares was exchanged for preferred shares that have a more senior position in F-tuan’s capital structure.
The factors that the Company considered in evaluating whether the unrealized loss as of September 30, 2013 constituted an other-than-temporary impairment included the severity of the impairment (i.e., an unrealized loss equal to 1.9% of the investment's carrying amount), the duration of the impairment of less than nine months and the Company's intent to hold the investment for a sufficient period of time to allow for a recovery in fair value. Based on this assessment, which also considered other qualitative factors, the Company concluded that the investment was not other-than-temporarily impaired as of September 30, 2013. However, if the operating performance of the investee deteriorates significantly in future periods or if the investee obtains additional funding at a substantially lower valuation, it may be necessary to recognize an other-than-temporary impairment charge in earnings at that time.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION
The following table summarizes the Company's other income (expense), net for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$487	$525	$1,348	$1,931
Interest expense	(39)	—	(187)	—
Gain on E-Commerce transaction	—	—	—	56,032
Foreign exchange and other	409	92	(10,933)	(3,518)
Other income (expense), net	$857	$617	$(9,772)	$54,445
The following table summarizes the Company's prepaid expenses and other current assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Current portion of unamortized tax effects on intercompany transactions	$29,513	$37,589
Finished goods inventories	18,949	39,733
Prepaid expenses	26,627	20,964
Restricted cash	16,693	16,507
VAT and other taxes receivable	20,380	16,439
Prepaid marketing(1)	19,243	—
Prepayments of inventory purchases and other(1)	5,138	19,341
Total prepaid expenses and other current assets	$136,543	$150,573

(1)
The Company previously remitted prepayments to an online travel company in connection with a two-year agreement to offer discounted airline ticket deals. These prepayments were recorded within "Prepayments of inventory purchases and other."  In June 2013, the parties entered into an amended agreement whereby the Company's prepayments were applied as consideration for certificates that can be used to obtain discounts on the purchase of air travel through the online travel company's website. The Company periodically issues these certificates to customers in connection with its marketing activities. The cost of the certificates is recorded as "Prepaid marketing" as of September 30, 2013, and marketing expense is recognized as the certificates are issued to customers.

The following table summarizes the Company's accrued expenses as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Marketing	$11,203	$11,237
Refunds reserve	36,382	69,209
Payroll and benefits	62,209	61,557
Subscriber credits	48,158	58,977
Professional fees	16,507	16,938
Other	37,259	29,006
Total accrued expenses	$211,718	$246,924

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's other current liabilities as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Income taxes payable	$29,018	$33,887
VAT and sales tax payable	41,614	55,728
Deferred revenue	35,154	25,780
Other	20,978	21,252
Total other current liabilities	$126,764	$136,647
The following table summarizes the Company's other non-current liabilities as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Long-term tax liabilities	$83,910	$77,553
Deferred rent	9,414	9,162
Other	12,205	13,357
Total other non-current liabilities	$105,529	$100,072
The following table summarizes the components of accumulated other comprehensive income as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Foreign currency translation adjustments	$23,545	$12,393
Unrealized gain on available-for-sale debt security, net of tax	34	53
Accumulated other comprehensive income	$23,579	$12,446
6. COMMITMENTS AND CONTINGENCIES
The Company's commitments as of September 30, 2013 did not materially change from the amounts set forth in the Company's 2012 Annual Report on Form 10-K.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  Originally filed in April 2012, the case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. The complaint asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Allegations in the consolidated amended complaint include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued financial statements.  The putative class action lawsuit seeks an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  The defendants filed a motion to dismiss the consolidated amended complaint on January 18, 2013, which the Court denied on September 19, 2013.  Defendants’ answers to the consolidated amended class action complaint are due December 6, 2013. Plaintiff filed a motion for class certification on September 26, 2013. The defendants plan to oppose this motion. The parties have agreed to a schedule for completion of briefing on class certification.
In addition, federal and state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  The federal purported stockholder derivative lawsuit was originally filed in April 2012 and a consolidated stockholder derivative complaint, filed on July 30, 2012, is currently pending in the United States District Court for the Northern District of Illinois: In re Groupon Derivative Litigation.  Plaintiffs assert claims for breach of fiduciary duty and abuse of control.  The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. The state derivative complaints generally allege that the defendants breached their fiduciary duties by purportedly mismanaging the Company's business by, among other things, failing to utilize proper accounting controls and, in the case of one of the state derivative lawsuits, by engaging in alleged insider trading of the Company's Class A common stock and misappropriating information.  In addition, one state derivative case asserts a claim for unjust enrichment.  The derivative lawsuits purport to seek to recoup for the Company an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On June 20, 2012, the Company and the individual defendants filed a motion requesting that the court stay the federal derivative actions pending resolution of the Federal Class Actions.  On July 31, 2012, the court granted defendants' motion in part, and stayed the Federal derivative actions pending a separate resolution of upcoming motions to dismiss in the federal class actions.  On June 15, 2012, the state plaintiffs filed a motion to consolidate the state derivative actions, which was granted on July 2, 2012, and on July 5, 2012, the plaintiffs filed a motion for appointment of co-lead plaintiffs and co-lead counsel, which was granted on July 27, 2012.  No consolidated complaint has been filed in the state derivative action. On September 14, 2012, the court granted a motion filed by the parties requesting that the court stay the state derivative actions pending the federal court's resolution of anticipated motions to dismiss in the federal class actions.  On April 18, 2013, the court appointed a lead plaintiff and approved its selection of lead counsel and local counsel for the purported class. In light of the In re Groupon, Inc. Securities Litigation proceedings, the parties are discussing whether to extend the litigation stays currently in place.
On July 1, 2013, a putative class action captioned Weber v. Groupon, Inc. pending in the United States District Court for the Northern District of Illinois was voluntarily dismissed without prejudice by the lead plaintiff.  The putative class action was originally filed as two federal putative class action securities complaints: Weber v. Groupon, Inc., et al (filed on December 21, 2012) and Earley v. Groupon, Inc. et al. (filed on January 22, 2013), consolidated as Weber v. Groupon, Inc., et al.  The actions asserted claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the allegations included that the Company and its officers and directors made untrue statements or omissions of material fact, including with respect to the Company's revenue growth and revenue mix.  The putative class action lawsuit sought an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief. On July 1, 2013, lead plaintiff filed a notice with the court voluntarily dismissing all claims against defendants without prejudice. On July 19, 2013, the court dismissed all claims against defendants without prejudice.
Two additional state stockholder derivative complaints were filed in January 2013, in the Chancery Division of the Circuit of Court of Cook County, Illinois: Charles v. Mason, et al. was filed on January 24, 2013, and Walsh v. Mason, et al. was filed on January 31, 2013.  The Charles and Walsh complaints generally allege that the defendants breached their fiduciary duties through a series of statements about the Company's financial health and business prospects beginning on May 14, 2012, through November

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2012 related to the Company's revenue and customer base, and alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Both complaints seek to recoup an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursements for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of non-monetary relief.  On March 19, 2013, the court ordered the Charles and Walsh actions to be consolidated.  On May 13, 2013, the court entered a stipulation and order granting plaintiff's request to appoint lead counsel and liaison counsel, and to stay the cases pending the Court's resolution of an anticipated motion to dismiss in Weber v. Groupon, Inc.  As discussed above, the lead plaintiff in Weber subsequently voluntarily dismissed the case without prejudice.  Thereafter, the state derivative plaintiffs advised that they too wished to dismiss their action without prejudice. On October 9, 2013, the court dismissed the state derivative action in its entirety without prejudice.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Indemnifications
In the normal course of business to facilitate transactions related to its operations, the Company indemnifies certain parties, including employees, lessors, service providers and merchants, with respect to various matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against those parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. The Company is also subject to increased exposure to various claims as a result of its acquisitions, particularly in cases where the Company is entering into new businesses in connection with such acquisitions. The Company may also become more vulnerable to claims as it expands the range and scope of its services and is subject to laws in jurisdictions where the underlying laws with respect to potential liability are either unclear or less favorable. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company's bylaws contain similar indemnification obligations to agents.
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
Share Repurchase Program
In August 2013, the Board authorized the Company to purchase up to $300 million of its outstanding Class A common stock over the next 24 months. The timing and amount of any share repurchases is determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. During the three and nine months ended September 30, 2013, the Company purchased 770,900 shares of Class A common stock for an aggregate purchase price of $9.0 million (including fees and commissions) under the share repurchase program.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of September 30, 2013, 4,735,450 shares were available for future issuance under the Plans. On November 5, 2013, an additional 15 million shares were authorized for future issuance under the Plans.
The Company recognized stock-based compensation expense of $26.9 million and $22.6 million for the three months ended September 30, 2013 and 2012, respectively, and $89.2 million and $77.7 million for the nine months ended September 30, 2013 and 2012, respectively, related to stock awards issued under the Plans, acquisition-related awards and subsidiary awards. The Company also capitalized $2.2 million and $3.2 million of stock-based compensation for the three months ended September 30, 2013 and 2012, respectively, and $6.9 million and $5.6 million for the nine months ended September 30, 2013 and 2012, respectively, in connection with internally-developed software.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Employee Stock Purchase Plan
The Company is authorized to grant up to 10 million shares of common stock under its employee stock purchase plan ("ESPP"). For the nine months ended September 30, 2013, 774,288 shares of common stock were issued under the ESPP. No shares of common stock were issued under the ESPP for the nine months ended September 30, 2012.
Stock Options
The table below summarizes the stock option activity during the nine months ended September 30, 2013:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2012	7,713,421	$1.09	$29,063
Exercised	(3,266,115)	$1.02
Forfeited	(321,345)	$1.50
Expired	(15,625)	$2.06
Outstanding at September 30, 2013	4,110,336	$1.09	$41,590

Exercisable at September 30, 2013	3,322,892	$0.88	$34,338

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of September 30, 2013 and December 31, 2012, respectively.

Restricted Stock Units
The table below summarizes activity regarding unvested restricted stock units under the Plans during the nine months ended September 30, 2013:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2012	29,699,348	$9.31
Granted	32,945,631	$6.87
Vested	(10,333,706)	$8.44
Forfeited	(8,292,731)	$8.46
Unvested at September 30, 2013	44,018,542	$7.88
During the quarter ended September 30, 2013, the Company modified the terms of certain key executives' restricted stock units to allow for the partial acceleration of vesting upon an eligible termination, including in connection with a change in control. This modification did not result in the recognition of any additional stock-based compensation expense.
Restricted Stock Awards
The Company has granted restricted stock awards in connection with prior period business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes activity regarding unvested restricted stock during the nine months ended September 30, 2013:

	Restricted Stock	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2012	577,048	$10.31
Vested	(384,830)	$8.81
Unvested at September 30, 2013	192,218	$13.32
8. (LOSS) EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The Company computes (loss) earnings per share of Class A and Class B common stock using the two-class method. Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed using the weighted-average number of common shares and the effect of potentially dilutive equity awards outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, unvested restricted stock awards and ESPP shares. The dilutive effect of these equity awards are reflected in diluted (loss) earnings per share by application of the treasury stock method. The computation of the diluted (loss) earnings per share of Class A common stock assumes the conversion of Class B common stock, if dilutive, while the diluted (loss) earnings per share of Class B common stock does not assume the conversion of those shares.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. Under the two-class method, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the Company assumes the conversion of Class B common stock, if dilutive, in the computation of the diluted (loss) earnings per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables set forth the computation of basic and diluted (loss) earnings per share of Class A and Class B common stock for the three and nine months ended September 30, 2013 and 2012 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic (loss) earnings per share:
Numerator
Allocation of net (loss) income	$(1,287)	$(5)	$(937)	$(3)	$(10,049)	$(36)	$28,908	$108
Less: Allocation of adjustment of redeemable noncontrolling interests to redemption value	—	—	1,328	5	—	—	12,452	46
Less: Allocation of net income attributable to noncontrolling interests	1,283	5	703	3	4,046	15	2,796	10
Allocation of net (loss) income attributable to common stockholders	$(2,570)	$(10)	$(2,968)	$(11)	$(14,095)	$(51)	$13,660	$52
Denominator
Weighted-average common shares outstanding	664,032,872	2,399,976	650,823,634	2,399,976	660,131,591	2,399,976	645,621,967	2,399,976
Basic (loss) earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.02)	$0.02	$0.02

Diluted (loss) earnings per share:
Numerator
Allocation of net (loss) income attributable to common stockholders	$(2,570)	$(10)	$(2,968)	$(11)	$(14,095)	$(51)	$13,660	$52
Reallocation of net income attributable to common stockholders as a result of conversion of Class B(1)	—	—	—	—	—	—	52	—
Allocation of net (loss) income attributable to common stockholders	$(2,570)	$(10)	$(2,968)	$(11)	$(14,095)	$(51)	$13,712	$52
Denominator
Weighted-average common shares outstanding used in basic computation	664,032,872	2,399,976	650,823,634	2,399,976	660,131,591	2,399,976	645,621,967	2,399,976
Conversion of Class B(1)	—	—	—	—	—	—	2,399,976	—
Employee stock options(1)	—	—	—	—	—	—	10,909,749	—
Restricted shares and RSUs(1)	—	—	—	—	—	—	4,625,558	—
Weighted-average diluted shares outstanding(1)	664,032,872	2,399,976	650,823,634	2,399,976	660,131,591	2,399,976	663,557,250	2,399,976
Diluted (loss) earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.02)	$0.02	$0.02

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted loss per share calculation for the three and nine months ended September 30, 2013 and for the three months ended September 30, 2012 because the effect would be antidilutive.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following outstanding equity awards are not included in the diluted (loss) earnings per share calculation above because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	5,023,559	8,864,956	6,242,363	9,018
Restricted stock units	43,020,496	29,093,524	39,076,490	7,249,438
Restricted stock	217,005	39,390	357,339	—
ESPP shares	334,213	—	484,184	—
Total	48,595,273	37,997,870	46,160,376	7,258,456
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
Contingent consideration - The Company has contingent obligations to transfer cash payments and equity shares to the former owners in conjunction with certain acquisitions if specified operational objectives and financial results are met over future reporting periods. Liabilities for contingent consideration (i.e., earn-outs) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value recorded in earnings as acquisition-related (benefit) expense, net.
The Company uses an income approach to value contingent consideration liabilities, which is determined based on the

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

present value of probability-weighted future cash flows using internal models. For contingent consideration to be settled in a variable number of shares of common stock, the Company used the most recent Groupon stock price as reported on the NASDAQ to determine the fair value of the shares potentially issuable as of September 30, 2013 and December 31, 2012. The Company has generally classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $17.6 million cash and 0.1 million shares of the Company's common stock as of September 30, 2013.
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	As of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,490	$585,490	$—	$—
Available-for-sale debt security	$3,056	$—	$—	$3,056

Liabilities:
Contingent consideration	$8,112	$—	$—	$8,112

		Fair Value Measurement at Reporting Date Using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,393	$585,393	$—	$—
Available-for-sale debt security	$3,087	$—	$—	$3,087

Liabilities:
Contingent consideration	$7,601	$—	$—	$7,601

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Assets
Available-for-Sale Debt Security:
Beginning Balance	$3,233	$—	$3,087	$—
Total losses included in other comprehensive (loss) income	(177)	—	(31)	—
Ending Balance	$3,056	$—	$3,056	$—

Unrealized losses still held(1)	$177	$—	$31	$—

Liabilities
Contingent Consideration:
Beginning Balance	$6,854	$6,081	$7,601	$11,230
Issuance of contingent consideration in connection with acquisitions	3,537	2,100	3,567	2,100
Settlements of contingent consideration liabilities	(750)	—	(780)	(4,250)
Total (gains) losses included in earnings(2)	(1,529)	3,176	(2,276)	2,277
Reclass of contingent consideration from Level 2 to Level 3	—	1,244	—	1,244
Ending Balance	$8,112	$12,601	$8,112	$12,601

Unrealized (gains) losses still held(1)	$(1,408)	$3,176	$(2,155)	$2,277

(1)
Represents the unrealized (gains) losses recorded in earnings or other comprehensive (loss) income during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(2)	Changes in the fair value of contingent consideration liabilities are classified as "Acquisition-related (benefit) expense, net" on the condensed consolidated statements of operations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any nonrecurring fair value measurements after initial recognition during the three and nine months ended September 30, 2013 and 2012.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the condensed consolidated financial statements (in thousands):

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Cost method investments:
Life Media Limited (F-tuan)	$84,021	$82,451	$77,521	(1)	$77,521
Other cost method investments	$15,377	$16,320	$1,867		$2,260

(1)	The Company's cost method investment in F-tuan was determined to be other-than-temporarily impaired and was written down to its fair value of $77.5 million as of December 31, 2012.
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
The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of September 30, 2013 and December 31, 2012 due to their short term nature.
10. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended September 30, 2013, the Company recorded income tax expense of $15.9 million on pre-tax income of $14.6 million, for an effective tax rate of 108.8%. For the three months ended September 30, 2012, the Company recorded income tax expense of $26.9 million on pre-tax income of $25.9 million, for an effective tax rate of 103.6%.
For the nine months ended September 30, 2013, the Company recorded income tax expense of $62.7 million on pre-tax income of $52.6 million, for an effective tax rate of 119.2%. For the nine months ended September 30, 2012, the Company recorded income tax expense of $128.3 million on pre-tax income of $157.3 million, for an effective tax rate of 81.6%.
The Company's U.S. statutory rate is 35%. The most significant factors impacting the effective tax rate for the three and nine months ended September 30, 2013 and 2012 were losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense. The effective tax rate for the nine months ended September 30, 2012 was also negatively impacted by the tax effects of the gain on the E-Commerce transaction, as described in Note 4 "Investments."
As of September 30, 2013, the unamortized tax effects of intercompany transactions of $29.5 million and $26.4 million are included within "Prepaid expenses and other current assets" and "Other non-current assets," respectively, on the condensed consolidated balance sheet. As of December 31, 2012, unamortized tax effects of intercompany transactions of $37.6 million and $46.3 million are included within "Prepaid expenses and other current assets" and "Other non-current assets," respectively, on the condensed consolidated balance sheet. As of September 30, 2013, the estimated future amortization of the tax effects of intercompany transactions to income tax expense is $8.6 million for the remainder of 2013, $27.5 million for 2014 and $19.8 million for 2015. These amounts exclude the benefits, if any, for tax deductions in other jurisdictions that the Company may be entitled to as a result of the related intercompany transactions.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11. SEGMENT INFORMATION
The Company previously organized its operations into two principal segments: North America, which represents the United States and Canada, and International, which represented the rest of the Company's global operations. In February 2013, the Company's former CEO was terminated by the Board of Directors and a new Office of the Chief Executive was established to serve the functions of the CEO. The Office of the Chief Executive was comprised of two members of the Board of Directors, Eric Lefkofsky and Ted Leonsis, who collectively functioned as the Company's chief operating decision-maker ("CODM"). Beginning in June 2013, the financial information reported to the CODM, which is used in making resource allocation decisions and assessing operating performance, separated the Company's former International segment between EMEA and Rest of World. As a result of this change in the financial information reported to the CODM, the Company updated its segment disclosures to separately report three segments: North America, EMEA and Rest of World. Prior period segment information has been retrospectively adjusted to reflect this change.
In August 2013, the Board of Directors appointed Mr. Lefkofsky as CEO. Mr. Lefkofsky was previously a member of the Office of the Chief Executive and will continue to be the Company's CODM.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Revenue for each segment is based on the geographic market where the sales are completed. Revenue and profit or loss information by reportable segment reconciled to consolidated net (loss) income for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
North America
Revenue(1)	$360,838	$291,603	$1,077,574	$790,349
Segment cost of revenue and operating expenses(2)	335,670	252,510	962,532	667,655
Segment operating income(2)	25,168	39,093	115,042	122,694
EMEA
Revenue(3)	147,950	187,287	491,710	629,198
Segment cost of revenue and operating expenses(2)	132,346	158,179	417,222	531,968
Segment operating income(2)	15,604	29,108	74,488	97,230
Rest of World
Revenue	86,271	89,662	235,924	276,623
Segment cost of revenue and operating expenses(2)	87,890	107,375	276,105	306,535
Segment operating loss(2)	(1,619)	(17,713)	(40,181)	(29,912)
Consolidated
Revenue	595,059	568,552	1,805,208	1,696,170
Segment cost of revenue and operating expenses(2)	555,906	518,064	1,655,859	1,506,158
Segment operating income(2)	39,153	50,488	149,349	190,012
Stock-based compensation	26,870	22,619	89,223	77,706
Acquisition-related (benefit) expense, net	(1,529)	2,431	(2,276)	744
Loss on equity method investments	25	138	58	8,694
Other (income) expense, net	(857)	(617)	9,772	(54,445)
Income before provision for income taxes	14,644	25,917	52,572	157,313
Provision for income taxes	15,936	26,857	62,657	128,297
Net (loss) income	$(1,292)	$(940)	$(10,085)	$29,016

(1)
North America contains revenue from the United States of $349.1 million and $278.5 million for the three months ended September 30, 2013 and 2012, respectively, and $1,039.7 million and $746.8 million for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision maker uses in assessing segment performance and making resource allocation decisions. For the three months ended September 30, 2013 and 2012, stock-based compensation expense was approximately $21.1 million and $13.1 million, respectively, for the North America segment, approximately $2.6 million and $3.8 million, respectively, for the EMEA segment and approximately $3.2 million and $5.8 million, respectively, for the Rest of World segment. For the three months ended September 30, 2013 and 2012, acquisition-related (benefit) expense, net was approximately $1.0 million and $1.6 million of benefit, respectively, for the North America segment and approximately $0.5 million of benefit and $4.1 million of expense, respectively, for the EMEA segment. For the nine months ended September 30, 2013 and 2012, stock-based compensation expense was approximately $69.5 million and $48.2 million, respectively, for the North America segment, approximately $9.1 million and $10.3 million, respectively, for the EMEA segment and approximately $10.6 million and $19.2 million, respectively, for the Rest of World segment. For the nine months ended September 30, 2013 and 2012, acquisition-related (benefit) expense, net was approximately $1.4 million and $2.7 million of benefit, respectively, for the North America segment and approximately $0.9 million of benefit and $3.5 million of expense, respectively, for the EMEA segment. Acquisition-related (benefit) expense, net for the North America segment includes gains and losses relating to contingent consideration obligations incurred by U.S. legal entities relating to purchases of businesses that became part of the EMEA and Rest of World segments, which is consistent with the attribution used for internal reporting purposes.

(3)
EMEA segment revenue for the three and nine months ended September 30, 2012 included an $18.5 million one-time increase to third party revenue for unredeemed vouchers ("Groupons") in Germany, which represented the cumulative impact of deals in that jurisdiction for which, based on a German tax ruling, the Company's obligation to the merchant would have ended prior to the quarter ended September 30, 2012.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's total assets by reportable segment as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
North America (1)	$1,186,467	$1,177,314
EMEA	599,523	649,978
Rest of World	164,550	204,182
Consolidated total assets	$1,950,540	$2,031,474

(1)
North America contains assets from the United States of $1,144.6 million and $1,112.6 million as of September 30, 2013 and December 31, 2012, respectively. There were no other individual countries located outside of the United States that represented more than 10% of consolidated total assets as of September 30, 2013 or December 31, 2012.

Category Information
The Company offers goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). The following table summarizes the Company's third party and other and direct revenue by category for its three reportable segments for the three months ended September 30, 2013 and 2012 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$158,189	$134,993	$91,448	$109,552	$51,507	$54,632	$301,144	$299,177
Direct	1,040	6,450	—	—	—	—	1,040	6,450
Total revenue	159,229	141,443	91,448	109,552	51,507	54,632	302,184	305,627

Goods:
Third party	3,999	13,064	32,008	49,649	17,215	21,661	53,222	84,374
Direct	181,915	126,608	9,271	9,880	7,846	2,050	199,032	138,538
Total revenue	185,914	139,672	41,279	59,529	25,061	23,711	252,254	222,912

Travel and other:
Third party and other	15,695	10,488	15,223	18,206	9,703	11,319	40,621	40,013
Direct	—	—	—	—	—	—	—	—
Total revenue	15,695	10,488	15,223	18,206	9,703	11,319	40,621	40,013

Total revenue	$360,838	$291,603	$147,950	$187,287	$86,271	$89,662	$595,059	$568,552

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's third party and other and direct revenue by category for its three reportable segments for the nine months ended September 30, 2013 and 2012 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$503,899	$510,310	$311,644	$399,153	$139,915	$172,058	$955,458	$1,081,521
Direct	1,733	12,037	—	—	—	—	1,733	12,037
Total revenue	505,632	522,347	311,644	399,153	139,915	172,058	957,191	1,093,558

Goods:
Third party	11,794	48,392	110,821	137,322	50,262	62,217	172,877	247,931
Direct	511,357	181,664	18,903	27,373	20,249	4,241	550,509	213,278
Total revenue	523,151	230,056	129,724	164,695	70,511	66,458	723,386	461,209

Travel and other:
Third party and other	48,791	37,946	50,342	61,097	25,498	38,107	124,631	137,150
Direct	—	—	—	4,253	—	—	—	4,253
Total revenue	48,791	37,946	50,342	65,350	25,498	38,107	124,631	141,403

Total revenue	$1,077,574	$790,349	$491,710	$629,198	$235,924	$276,623	$1,805,208	$1,696,170

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's gross profit by category for its three reportable segments for the three months ended September 30, 2013 and 2012 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$139,204	$121,817	$81,194	$99,136	$44,104	$41,319	$264,502	$262,272
Direct	(847)	1,219	—	—	—	—	(847)	1,219
Total gross profit	138,357	123,036	81,194	99,136	44,104	41,319	263,655	263,491

Goods:
Third party	3,519	11,789	28,036	44,928	11,530	15,680	43,085	72,397
Direct	18,090	16,279	907	2,035	486	(2,158)	19,483	16,156
Total gross profit	21,609	28,068	28,943	46,963	12,016	13,522	62,568	88,553

Travel and other:
Third party and other	11,603	9,464	13,544	16,475	8,252	8,783	33,399	34,722
Direct	—	—	—	—	—	—	—	—
Total gross profit	11,603	9,464	13,544	16,475	8,252	8,783	33,399	34,722

Total gross profit	$171,569	$160,568	$123,681	$162,574	$64,372	$63,624	$359,622	$386,766

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's gross profit by category for its three reportable segments for the nine months ended September 30, 2013 and 2012 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$439,181	$409,642	$276,300	$361,963	$118,627	$133,735	$834,108	$905,340
Direct	(790)	1,909	—	—	—	—	(790)	1,909
Total gross profit	438,391	411,551	276,300	361,963	118,627	133,735	833,318	907,249

Goods:
Third party	10,317	38,346	96,264	124,550	27,507	48,006	134,088	210,902
Direct	50,725	23,402	(239)	3,009	187	(1,915)	50,673	24,496
Total gross profit	61,042	61,748	96,025	127,559	27,694	46,091	184,761	235,398

Travel and other:
Third party and other	39,078	30,450	44,608	55,411	21,560	30,665	105,246	116,526
Direct	—	—	—	529	—	—	—	529
Total gross profit	39,078	30,450	44,608	55,940	21,560	30,665	105,246	117,055

Total gross profit	$538,511	$503,749	$416,933	$545,462	$167,881	$210,491	$1,123,325	$1,259,702

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
12. RELATED PARTIES
Marketing Services
During 2011, the Company engaged InnerWorkings, Inc. ("InnerWorkings") to provide marketing services.  At that time Eric Lefkofsky, the Company's CEO, was the Executive Chairman of the Company and was a significant stockholder and director of InnerWorkings. Mr. Lefkofsky is no longer a director nor a significant stockholder in InnerWorkings.  The Company recognized less than $0.1 million and $0.2 million of expense under its agreement with InnerWorkings for the three months ended September 30, 2013 and 2012, respectively, and less than $0.1 million and $0.9 million of expense under its agreement with InnerWorkings for the nine months ended September 30, 2013 and 2012, respectively.
Logistics Services
In connection with the Company's expansion of Goods offerings during 2012, the Company entered into a transportation and supply chain management agreement with Echo Global Logistics, Inc. ("Echo"). Eric Lefkofsky and two of the Company's other directors, Peter Barris and Bradley Keywell, either are currently or were previously directors of Echo and have direct and/or indirect ownership interests in Echo. Pursuant to the agreement, Echo provided services either related to carrier rate negotiation and management, shipping origin and destination coordination, inventory facility set-up and management and supply chain cost analysis. Echo received payments of approximately $1.3 million and $1.9 million for its services under the agreement for the three and nine months ended September 30, 2012, respectively, which were expensed by the Company through "Cost of revenue" on the condensed consolidated statements of operations. The Company terminated its arrangement with Echo during 2012.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. SUBSEQUENT EVENT
On November 6, 2013, the Company entered into an agreement to acquire Living Social Korea Inc., including its subsidiary Ticket Monster Inc., a Korean e-commerce company, in exchange for aggregate consideration of $260.0 million, including at least $100.0 million in cash. The remaining $160.0 million can be paid in cash, Class A common stock or a combination thereof at the Company's election. Any shares of Class A common stock issued will be subject to registration rights. The acquisition is expected to close in the first half of 2014, subject to regulatory approval by the Korean Fair Trade Commission and satisfaction of customary closing conditions.

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
Current and potential customers are able to access our deals through email, our websites and mobile applications, where we offer discounts on goods, services, travel and events that are targeted by location, purchase history and personal preferences. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchants, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer for the Groupon excluding any applicable taxes and net of estimated refunds. We generated revenue of $595.1 million during the three months ended September 30, 2013, as compared to $568.6 million during the three months ended September 30, 2012. We generated revenue of $1,805.2 million during the nine months ended September 30, 2013, as compared to $1,696.2 million during the nine months ended September 30, 2012.
Our operations are organized into three principal segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). During the second quarter of 2013, the Company changed the composition of its operating segments to separate its former International segment between EMEA and Rest of World. See Note 11 "Segment Information" for further information. For the three months ended September 30, 2013, we derived 60.6% of our revenue from our North America segment, 24.9% of our revenue from our EMEA segment and 14.5% of our revenue from our Rest of World segment. For the nine months ended September 30, 2013, we derived 59.7% of our revenue from our North America segment, 27.2% of our revenue from our EMEA segment and 13.1% of our revenue from our Rest of World segment.
We have an accumulated deficit of $767.6 million as of September 30, 2013. Since our inception, we have driven our growth through substantial investments in infrastructure and marketing to increase customer acquisition. In particular, our significant net losses in previous years were driven in part by the rapid expansion of our EMEA and Rest of World segments, which involved investing heavily in upfront marketing, sales and infrastructure related to the build out of our operations in early stage countries.
On November 6, 2013, we entered into an agreement to acquire Living Social Korea Inc., including its subsidiary Ticket Monster Inc., a Korean e-commerce company, in exchange for aggregate consideration of $260.0 million, including at least $100.0 million in cash. The remaining $160.0 million can be paid in cash, Class A common stock or a combination thereof at our election. Any shares of Class A common stock issued will be subject to registration rights. The acquisition is expected to close in the first half of 2014, subject to regulatory approval by the Korean Fair Trade Commission and satisfaction of customary closing conditions.
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

The following table presents the above Financial Metrics for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Gross billings (1)	$1,342,648	$1,218,256	$4,164,223	$3,859,732
Revenue	595,059	568,552	1,805,208	1,696,170
Gross profit	359,622	386,766	1,123,325	1,259,702
Operating income excluding stock-based compensation and acquisition-related (benefit) expense, net	39,153	50,488	149,349	190,012
Free cash flow	(26,969)	26,078	(3,417)	145,315

(1)	Reflects the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds.
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

Our Active customers and Gross billings per average active customer for the trailing twelve months ("TTM") ended September 30, 2013 and 2012 were as follows:

	Trailing twelve months ended September 30,
	2013	2012
TTM Active customers (in thousands)	43,471	39,525
TTM Gross billings per average active customer	$136.99	$148.78
Our Units for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Units (in thousands)	45,862	42,017	137,433	125,550
Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant relationships to be a vital part of our business model and have made significant investments in order to expand the variety of tools that we can provide to our merchants. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create a more complete online marketplace for local commerce. In North America and certain foreign markets, we offer deals in which the merchant has a continuous presence on our websites and mobile applications by offering vouchers on an ongoing basis for an extended period of time. Currently, a substantial majority of our merchants in North America elect to offer deals in this manner, and we expect that trend to continue. These marketplaces, which we refer to as "pull," enable customers to search for specific types of deals (e.g., steakhouse, pizza, massage, nail salon, golf lessons, yoga) on our websites and mobile applications. However, merchants have the ability to withdraw their extended deal offerings and we generally do not have noncancelable long-term arrangements to guarantee availability of deals. In order to attract merchants that may not have run deals on our platform or would have run deals on a competing platform, we are periodically willing to accept lower deal margins across all three of our segments. This has contributed to lower deal margins during the three and nine months ended September 30, 2013, as compared to the prior year periods. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplace.
International operations. Our international operations are critical to our revenue growth and our ability to achieve and maintain profitability. For the three months ended September 30, 2013 and 2012, 24.9% and 32.9% of our revenue was generated from our EMEA segment, respectively, and 14.5% and 15.8% of our revenue was generated from our Rest of World segment, respectively. For the nine months ended September 30, 2013 and 2012, 27.2% and 37.1% of our revenue was generated from our EMEA segment, respectively, and 13.1% and 16.3% of our revenue was generated from our Rest of World segment, respectively. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and regulations. The different commercial and regulatory environments in other countries may make it more difficult for us to successfully operate our business. In addition, many of the automation tools that we have implemented in our North America segment are close to being fully implemented in most EMEA countries but have not yet been substantially rolled out to the countries in our Rest of World segment. Revenue declined in our EMEA and Rest of World segments for the three and nine months ended September 30, 2013, as compared to the prior year periods, which contributed to the reductions in the percentage of our total revenue generated by those segments. Additionally, the increase in direct revenue transactions from our Groupon Goods business in North America contributed to the increase in North America revenue as a percentage of our total revenue during the three and nine months ended September 30, 2013, as compared to the prior year periods, as direct revenue is presented on a gross basis in our condensed consolidated statements of operations.
Marketing activities. We must continue to acquire and retain customers who purchase Groupons in order to increase revenue and achieve profitability. If consumers do not perceive our Groupon offerings to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In addition, as we build out a more complete marketplace, our success will depend on our ability to offer consumers the deals that they are most likely to purchase on our websites, through our mobile applications and through targeted emails. As discussed under "Components of Results of Operations," we consider order discounts, free shipping on merchandise sales and reducing margins on our deals to be marketing-related activities, even though these activities are not presented as marketing expenses in our consolidated statements of operations. We have, and expect to continue to, reduce our deal margins when we believe that by doing so we can offer our customers a product or service from a merchant who might not have otherwise been willing to conduct business through our marketplace. We use this as a marketing tool because we believe that in some instances this is an effective means of retaining or activating a customer, as compared to other methods of retention or activation, such as traditional advertising or discounts.
Investment in growth. We have aggressively invested, and intend to continue to invest, in our products and infrastructure to support our growth. We anticipate that we will make substantial investments in the foreseeable future as we continue to increase the number and variety of deals we offer each day, broaden our customer base, expand our marketing channels, expand our operations, hire additional employees and develop our technology. For example, we are developing a suite of merchant products, such as payment processing and point of sale, which require substantial investment, and these products do not currently generate a significant amount of revenue. Additionally, we believe that our efforts to automate our internal processes through investments in technology should allow us to improve our cost structure over time, as we are able to more efficiently run our business and minimize manual processes.
Competitive pressure. A substantial number of companies that attempt to replicate our business model have emerged around the world. In addition to such competitors, we expect to increasingly compete against other large Internet and technology‑based businesses that have launched initiatives which are directly competitive to our core business as well as our other categories and our suite of merchant products, such as payment processing and point of sale. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. The margins on deals in our Local category, measured as the percentage of billings that we retain after deducting the merchant's share, improved sequentially during the three months ended September 30, 2013, as compared to the three months ended June 30, 2013.  However, increased competition in the future may cause us to lower our margins on Local deals.

Components of Results of Operations
Third Party and Other Revenue
Third party revenue arises from transactions in which we are acting as a third party marketing agent and consists of the net amount we retain from the sale of Groupons after paying an agreed upon portion of the purchase price to the featured merchant, excluding any applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Other revenue primarily consists of advertising revenue, payment processing revenue and point of sale revenue.
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
Marketing
Marketing expense consists primarily of targeted online marketing costs, such as sponsored search, advertising on social networking sites, email marketing campaigns, affiliate programs and, to a lesser extent, offline marketing costs such as television, radio and print advertising. Marketing payroll and stock‑based compensation expense are also classified as marketing expense. We record these costs within "Marketing" on the condensed consolidated statements of operations when incurred. Our subscriber acquisition and activation marketing activities also include elements that are not presented as "Marketing" on our condensed consolidated statements of operations, such as order discounts, free shipping on merchandise sales and accepting lower margins on our deals. Marketing is the primary method by which we acquire customers and, as such, is a critical part of our growth strategy.
Selling, General and Administrative
Selling expenses reported within "Selling, general and administrative" on the condensed consolidated statements of operations consist of payroll, stock-based compensation expense and sales commissions for inside and outside sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses consist of payroll and stock-based compensation expense for employees involved in general corporate functions, including accounting, finance, tax, legal and human resources, among others. Additional costs included in general and administrative include customer service and operations, depreciation and amortization expense, rent, professional fees, litigation costs, travel and entertainment, charitable contributions, recruiting, office supplies, maintenance, certain technology costs and other general corporate costs.
Acquisition‑Related
Acquisition-related (benefit) expense, net represents the change in the fair value of contingent consideration arrangements related to business combinations. See Note 9 "Fair Value Measurements."

Other Income (Expense), Net
Other income (expense), net, includes interest income on our cash and cash equivalents, interest expense on capital leases and foreign currency transaction gains and losses, primarily resulting from intercompany balances related to our foreign subsidiaries that are denominated in currencies other than their functional currencies. During the nine months ended September 30, 2012, other income, net also included a gain of $56.0 million resulting from the E-Commerce transaction, which is described in Note 4 "Investments."

Results of Operations
Comparison of the Three Months Ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Revenue:
Third party and other	$394,987	$423,564
Direct	200,072	144,988
Total revenue	595,059	568,552
Cost of revenue:
Third party and other	54,001	54,173
Direct	181,436	127,613
Total cost of revenue	235,437	181,786
Gross profit	359,622	386,766
Operating expenses:
Marketing	53,265	70,919
Selling, general and administrative	294,074	287,978
Acquisition-related (benefit) expense, net	(1,529)	2,431
Total operating expenses	345,810	361,328
Income from operations	13,812	25,438
Loss on equity method investments	(25)	(138)
Other income, net	857	617
Income before provision for income taxes	14,644	25,917
Provision for income taxes	15,936	26,857
Net loss	(1,292)	(940)
Net income attributable to noncontrolling interests	(1,288)	(706)
Net loss attributable to Groupon, Inc.	(2,580)	(1,646)
Adjustment of redeemable noncontrolling interests to redemption value	—	(1,333)
Net loss attributable to common stockholders	$(2,580)	$(2,979)

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Three Months Ended September 30,
	2013		2012
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$235,437	$386	$181,786	$858

Operating expenses:
Marketing	$53,265	$2,512	$70,919	$739
Selling, general and administrative	294,074	23,972	287,978	21,022
Acquisition-related (benefit) expense, net	(1,529)	—	2,431	—
Total operating expenses	$345,810	$26,484	$361,328	$21,761
Foreign exchange rate neutral operating results
The effect on our condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended September 30,
	2013			2012
	At Avg.	Exchange		At Avg.	Exchange
	Q3 2012	Rate	As	Q3 2011	Rate	As
	Rates (1)	Effect (2)	Reported	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$1,354,362	$(11,714)	$1,342,648	$1,279,958	$(61,702)	$1,218,256

Revenue	$600,303	$(5,244)	$595,059	$594,551	$(25,999)	$568,552
Cost of revenue and operating expenses	585,252	(4,005)	581,247	571,962	(28,848)	543,114
Income from operations	$15,051	$(1,239)	$13,812	$22,589	$2,849	$25,438

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue deals, gross billings differs from third party revenue reported in our condensed consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals, gross billings are equivalent to direct revenue reported in our condensed consolidated statements of operations. For the three months ended September 30, 2013 and 2012, our gross billings were $1,342.6 million and $1,218.3 million, reflecting a growth rate of 10.2%. The increase in our gross billings was comprised of a $67.9 million increase in our Goods category, a $44.4 million increase in our Local category and a $12.1 million increase in our Travel and other category. The increase in gross billings was driven by an increase in active customers and the volume of transactions. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended September 30, 2013 was $11.7 million.

Gross Billings by segment for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
Gross billings:
North America	$664,999	49.5%	$552,369	45.3%
EMEA	443,318	33.0	396,087	32.5
Rest of World	234,331	17.5	269,800	22.2
Total gross billings	$1,342,648	100.0%	$1,218,256	100.0%
We offer goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Gross billings by category and segment for the three months ended September 30, 2013 and 2012 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$401,756	$349,293	$207,110	$182,983	$118,325	$145,061	$727,191	$677,337
Direct	1,040	6,450	—	—	—	—	1,040	6,450
Total gross billings	402,796	355,743	207,110	182,983	118,325	145,061	728,231	683,787

Goods:
Third party	12,650	25,508	160,578	136,960	71,127	74,504	244,355	236,972
Direct	181,915	126,608	9,271	9,880	7,846	2,050	199,032	138,538
Total gross billings	194,565	152,116	169,849	146,840	78,973	76,554	443,387	375,510

Travel and other:
Third party and other	67,638	44,510	66,359	66,264	37,033	48,185	171,030	158,959
Direct	—	—	—	—	—	—	—	—
Total gross billings	67,638	44,510	66,359	66,264	37,033	48,185	171,030	158,959

Total gross billings	$664,999	$552,369	$443,318	$396,087	$234,331	$269,800	$1,342,648	$1,218,256

(1)	Includes gross billings from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment gross billings increased by $112.6 million to $665.0 million for the three months ended September 30, 2013, as compared to $552.4 million for the three months ended September 30, 2012. The increase in gross billings was comprised of a $47.1 million increase in our Local category, a $42.4 million increase in our Goods category and a $23.1 million increase in our Travel and other category. The increase in gross billings in the North America segment resulted from an increase in active customers and higher unit sales for the three months ended September 30, 2013, as compared to the prior year period. We believe that increases in transaction activity on mobile devices and in the number of deals that we offered contributed to the growth in billings for our North America segment. In addition, we have continued to refine our approach to targeting customers through our emails, on our websites and through our mobile applications by sending them and highlighting deals for specific locations and personal preferences, which we believe contributed to the billings growth.
Although North America segment gross billings increased by 20.3% during the three months ended September 30, 2013, as compared to the prior year period, we believe that there were a number of factors that may have negatively impacted gross billings. For example, our subscriber email open rates declined in the current period, which we believe was due in part to subscribers who receive our emails through Gmail accounts, as Google, Inc. recently redesigned their inboxes in a manner that causes our emails to be rerouted to a new "promotions" tab outside of the default inbox. Additionally, we believe that the continued growth of our online marketplace of deals, where merchants have a continuous presence on our websites for an extended period of time, is impacting the timing of customer purchases in our Local category. Historically, our customers often purchased a Groupon voucher when they received our email with a limited-time offer, even though they may not have intended to use the voucher in the near term. However, our new marketplace of deals enables customers to wait until they are ready to use the related vouchers before making purchases, which we believe may adversely impact gross billings in the short term.
EMEA
EMEA segment gross billings increased by $47.2 million to $443.3 million for the three months ended September 30, 2013, as compared to $396.1 million for the three months ended September 30, 2012. The increase in gross billings was primarily comprised of a $24.1 million increase in our Local category and a $23.0 million increase in our Goods category. The increase in gross billings in the EMEA segment resulted from higher gross billings per average active customer for the three months ended September 30, 2013, as compared to the prior year period. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended September 30, 2013 was $13.2 million.
Rest of World
Rest of World segment gross billings decreased by $35.5 million to $234.3 million for the three months ended September 30, 2013, as compared to $269.8 million for the three months ended September 30, 2012. The decrease in gross billings was comprised of a $26.7 million decrease in our Local category and an $11.2 million decrease in our Travel and other category, partially offset by a $2.4 million increase in our Goods category. The net decrease in gross billings in the Rest of World segment resulted from lower gross billings per average active customer for the three months ended September 30, 2013, as compared to the prior year period, as well as overall weakness in some of our markets. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended September 30, 2013 was $24.5 million.
Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Revenue:
Third party	$390,784	$417,249
Direct	200,072	144,988
Other	4,203	6,315
Total revenue	$595,059	$568,552
Revenue increased by $26.5 million to $595.1 million for the three months ended September 30, 2013, as compared to $568.6 million for the three months ended September 30, 2012. The primary driver of this increase was the $55.1 million increase in direct revenue from transactions, primarily in our Goods category, where we are the merchant of record and for which revenue is reported on a gross basis. This increase in direct revenue was partially offset by a $26.5 million decrease in third party revenue. The net increase in revenue was attributable to an increase in active customers and units purchased for the three months ended September 30, 2013, as compared to the prior year period. In addition, we have continued to refine our approach to targeting customers through our emails, on our websites and through our mobile applications by sending them and highlighting deals for specific locations and personal preferences, which we believe contributed to revenue growth. We also increased the number of merchant relationships and the volume of deals we offer on a daily basis to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2013 was $5.2 million.
Third Party Revenue
Third party revenue decreased by $26.5 million to $390.8 million for the three months ended September 30, 2013, as compared to $417.2 million for the three months ended September 30, 2012. The decrease in third party revenue was primarily due to a $31.2 million decrease in our Goods category, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 21.8% for the three months ended September 30, 2013, as compared to 35.6% for the three months ended September 30, 2012. The decrease in third party revenue for the three months ended September 30, 2013, as compared to the prior year period, was also due to an $18.5 million one-time increase during the prior year period in revenue from unredeemed Groupons in Germany, as described below.
We recognized a one-time increase of $18.5 million to third party revenue from unredeemed Groupons during the three months ended September 30, 2012. This one-time increase represented the cumulative impact of deals in Germany for which, based on a German tax ruling, our obligation to the merchant would have ended prior to the beginning of the quarter ended September 30, 2012. For merchant payment arrangements that are structured under a redemption payment model, we retain all of the gross billings from unredeemed Groupons. We record revenue from unredeemed Groupons and derecognize the related accrued merchant payable when our legal obligation to the merchant expires, which we believe is shortly after deal expiration in most jurisdictions for which use a pay on redemption model. However, we had historically concluded based on our interpretation of applicable German law that our obligation to merchants in that jurisdiction extended for three years. Due to the German tax ruling, which requires us to remit value-added taxes (VAT) earlier on unredeemed Groupons, we began recognizing revenue from unredeemed Groupons in Germany shortly after deal expiration, consistent with most other jurisdictions in which we pay on redemption.
    Direct Revenue
Direct revenue increased by $55.1 million to $200.1 million for the three months ended September 30, 2013, as compared to $145.0 million for the three months ended September 30, 2012. We are often the merchant of record for transactions in the Goods category, particularly in North America, such that the resulting revenue is reported on a gross basis within direct revenue. Direct revenue deals have continued to grow, both overall and as a percentage of our revenue, through the continued growth of our Goods category, and we expect that trend to continue for the foreseeable future. In addition, we expect that any growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.  We believe that direct revenue transactions in our Goods category will increase in the future in the EMEA and Rest of World segments as we build out our global supply chain infrastructure.
Other Revenue
Other revenue decreased by $2.1 million to $4.2 million for the three months ended September 30, 2013, as compared to $6.3 million for the three months ended September 30, 2012, primarily due to a decrease in non-merchant advertising. Other revenue also includes point of sale and payment processing revenue, which we launched in the third quarter of 2012, and reservation revenue, which we launched in the third quarter of 2013. Reservation revenue, point of sale revenue and payment processing revenue were not significant for the three months ended September 30, 2013 and 2012, and we do not expect them to be significant in the near term.

Revenue by Segment
Revenue by segment for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$177,883	29.9%	$158,545	27.9%
Direct	182,955	30.7	133,058	23.4
Total segment revenue	360,838	60.6	291,603	51.3
EMEA:
Third party and other	138,679	23.3	177,407	31.2
Direct	9,271	1.6	9,880	1.7
Total segment revenue	147,950	24.9	187,287	32.9
Rest of World:
Third party and other	78,425	13.2	87,612	15.4
Direct	7,846	1.3	2,050	0.4
Total segment revenue	86,271	14.5	89,662	15.8
Total revenue	$595,059	100.0%	$568,552	100.0%
Revenue by category and segment for the three months ended September 30, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$158,189	$134,993	$91,448	$109,552	$51,507	$54,632	$301,144	$299,177
Direct	1,040	6,450	—	—	—	—	1,040	6,450
Total revenue	159,229	141,443	91,448	109,552	51,507	54,632	302,184	305,627

Goods:
Third party	3,999	13,064	32,008	49,649	17,215	21,661	53,222	84,374
Direct	181,915	126,608	9,271	9,880	7,846	2,050	199,032	138,538
Total revenue	185,914	139,672	41,279	59,529	25,061	23,711	252,254	222,912

Travel and other:
Third party and other	15,695	10,488	15,223	18,206	9,703	11,319	40,621	40,013
Direct	—	—	—	—	—	—	—	—
Total revenue	15,695	10,488	15,223	18,206	9,703	11,319	40,621	40,013

Total revenue	$360,838	$291,603	$147,950	$187,287	$86,271	$89,662	$595,059	$568,552

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment revenue increased by $69.2 million to $360.8 million for the three months ended September 30, 2013, as compared to $291.6 million for the three months ended September 30, 2012. The increase in revenue primarily resulted from a $55.3 million increase in direct revenue from our Goods category, an increase in active customers and higher unit sales for the three months ended September 30, 2013, as compared to the prior year period. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. The increase in revenue was also due to a $23.2 million increase in third party revenue from our Local category, which resulted from a $52.5 million increase in gross billings and an increase in the percentage of gross billings that we retained after deducting the merchant's share to 39.4% for the three months ended September 30, 2013, as compared to 38.6% for the three months ended September 30, 2012. The increase in revenue was partially offset by a $9.1 million decrease in third party revenue from our Goods category, as transactions in that category were predominantly direct revenue transactions for the three months ended September 30, 2013.
We believe that increases in transaction activity on mobile devices and in the number of deals that we offered contributed to the growth in revenue for our North America segment. In addition, we have continued to refine our approach to targeting customers through our emails, on our websites and through our mobile applications by sending them and highlighting deals for specific locations and personal preferences, which we believe contributed to the revenue growth.
EMEA
EMEA segment revenue decreased by $39.3 million to $148.0 million for the three months ended September 30, 2013, as compared to $187.3 million for the three months ended September 30, 2012. The overall decrease in EMEA segment revenue was primarily due to an $18.3 million decrease in our Goods category and an $18.1 million decrease in our Local category. Although gross billings on third party revenue deals in our Goods category increased by $23.6 million, revenue on third party deals in our Goods category decreased by $17.6 million, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 19.9% for the three months ended September 30, 2013, as compared to 36.3% for the three months ended September 30, 2012. Although gross billings on third party revenue deals in our Local category increased by $24.1 million, revenue on third party deals in our Local category decreased by $18.1 million, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 44.2% for the three months ended September 30, 2013, as compared to 59.9% for the three months ended September 30, 2012.
These decreases in the percentage of gross billings that we retained during the three months ended September 30, 2013 reflect the overall results of individual deal-by-deal negotiations between our sales personnel and our merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality of deals offered to our customers by offering more attractive terms to merchants. Additionally, the $18.5 million one-time increase in revenue from unredeemed Groupons in Germany during the prior year period was the primary driver of the decrease in the percentage of gross billings that we retained in the Local category of our EMEA segment and, to a lesser extent, contributed to the decrease in that percentage for the Goods category as well. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2013 was $4.5 million.
In our EMEA segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States. However, we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record in September 2013, and we expect that the proportion of direct revenue deals in the Goods category of our EMEA segment will increase significantly in the fourth quarter of 2013.
Rest of World
Rest of World segment revenue decreased by $3.4 million to $86.3 million for the three months ended September 30, 2013, as compared to $89.7 million for the three months ended September 30, 2012. The decrease was primarily due to a $4.4 million decrease in third party revenue from our Goods category, which resulted from a $3.4 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 24.2% for the three months ended September 30, 2013, as compared to 29.1% for the prior year period. This decrease in the percentage of gross billings that we retained reflects the overall results of individual deal-by-deal negotiations between our sales personnel and our merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality of deals offered to our customers by offering more attractive terms to merchants.
The decrease in revenue for our Rest of World segment was also due to a $3.1 million decrease in revenue from our Local category, which resulted from a $26.7 million decrease in gross billings, partially offset by an increase in the percentage of gross billings that we retained after deducting the merchant's share to 43.5% for the three months ended September 30, 2013, as compared to 37.7% for the prior year period. The net decrease in revenue from our Rest of World segment was partially offset by a $5.8 million increase in direct revenue from our Goods category due to an increase in active customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2013 was $9.7 million.
In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States.

Cost of Revenue
Cost of revenue on third party, direct and other revenue deals for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Cost of revenue:
Third party	$51,276	$54,123
Direct	181,436	127,613
Other	2,725	50
Total cost of revenue	$235,437	$181,786
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to relative gross billings during the period. As a result of the significant growth we have experienced from direct revenue transactions relative to our total gross billings for the three months ended September 30, 2013, as compared to the prior year period, an increased share of those allocable costs has been allocated to cost of direct revenue in our condensed consolidated statement of operations for the three months ended September 30, 2013.
Cost of revenue increased by $53.7 million to $235.4 million for the three months ended September 30, 2013, as compared to $181.8 million for the three months ended September 30, 2012, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by cost of inventory and the related shipping and fulfillment costs on direct revenue deals, which were not as significant during the prior year period. We currently outsource most of our inventory fulfillment activities to third party logistics providers. However, we expect to reduce our usage of those third parties in future periods by transitioning a portion of inventory fulfillment work in the United States to internal resources. We entered into a warehouse lease during the three months ended September 30, 2013, and we expect that the warehouse will be operational in the fourth quarter of 2013. We believe the transition to internal fulfillment centers will ultimately reduce our fulfillment costs. However, we may incur increased fulfillment costs in the near term as we build our internal processes and transition the fulfillment work from those third parties.

Cost of Revenue by Segment
Cost of revenue by segment for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$23,557	10.0%	$15,475	8.5%
Direct	165,712	70.4	115,560	63.6
Total segment cost of revenue	189,269	80.4	131,035	72.1
EMEA:
Third party and other	15,905	6.8	16,868	9.3
Direct	8,364	3.5	7,845	4.3
Total segment cost of revenue	24,269	10.3	24,713	13.6
Rest of World:
Third party and other	14,539	6.2	21,830	12.0
Direct	7,360	3.1	4,208	2.3
Total segment cost of revenue	21,899	9.3	26,038	14.3
Total cost of revenue	$235,437	100.0%	$181,786	100.0%
Cost of revenue by category and segment for the three months ended September 30, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$18,985	$13,176	$10,254	$10,416	$7,403	$13,313	$36,642	$36,905
Direct	1,887	5,231	—	—	—	—	1,887	5,231
Total cost of revenue	20,872	18,407	10,254	10,416	7,403	13,313	38,529	42,136

Goods:
Third party	480	1,275	3,972	4,721	5,685	5,981	10,137	11,977
Direct	163,825	110,329	8,364	7,845	7,360	4,208	179,549	122,382
Total cost of revenue	164,305	111,604	12,336	12,566	13,045	10,189	189,686	134,359

Travel and other:
Third party and other	4,092	1,024	1,679	1,731	1,451	2,536	7,222	5,291
Direct	—	—	—	—	—	—	—	—
Total cost of revenue	4,092	1,024	1,679	1,731	1,451	2,536	7,222	5,291

Total cost of revenue	$189,269	$131,035	$24,269	$24,713	$21,899	$26,038	$235,437	$181,786

(1)	Includes cost of revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment cost of revenue increased by $58.2 million to $189.3 million for the three months ended September 30, 2013, as compared to $131.0 million for the three months ended September 30, 2012. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year period.

EMEA
EMEA segment cost of revenue decreased by $0.4 million to $24.3 million for the three months ended September 30, 2013, as compared to $24.7 million for the three months ended September 30, 2012. The decrease in cost of revenue was primarily driven by lower payroll expense for editorial personnel, partially offset by an increase in the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category.
Rest of World
Rest of World segment cost of revenue decreased by $4.1 million to $21.9 million for the three months ended September 30, 2013, as compared to $26.0 million for the three months ended September 30, 2012. The decrease in cost of revenue was primarily driven by a reduction in estimated refunds for which the merchant's share is not recoverable, lower payroll expense for editorial personnel and reduced email distribution costs, primarily due to the migration to an internal email distribution platform. These decreases were partially offset by an increase in the cost of inventory related to direct revenue deals in our Goods category.
Gross Profit
Gross profit for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Gross profit:
Third party	$339,508	$363,126
Direct	18,636	17,375
Other	1,478	6,265
Total gross profit	$359,622	$386,766
Gross profit decreased by $27.1 million to $359.6 million for the three months ended September 30, 2013, as compared to $386.8 million for the three months ended September 30, 2012. This decrease in gross profit resulted from the $53.7 million increase in cost of revenue during the three months ended September 30, 2013, partially offset by the $26.5 million increase in revenue. Gross profit as a percentage of revenue decreased to 60.4% for the three months ended September 30, 2013, as compared to 68.0% for the three months ended September 30, 2012. The decrease in gross profit as a percentage of revenue during the three months ended September 30, 2013, as compared to the prior year period, was driven by the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category that have lower margins than deals in our Local category. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our condensed consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $23.6 million to $339.5 million for the three months ended September 30, 2013, as compared to $363.1 million for the three months ended September 30, 2012. This decrease in gross profit resulted from the $26.5 million decrease in third party revenue, partially offset by the $2.8 million decrease in the cost of third party revenue. Gross profit as a percentage of revenue on third party revenue deals was 86.9% for the three months ended September 30, 2013, as compared to 87.0% for the three months ended September 30, 2012.
Gross profit on direct revenue increased by $1.3 million to $18.6 million for the three months ended September 30, 2013, as compared to $17.4 million for the three months ended September 30, 2012. This increase in gross profit resulted from the $55.1 million increase in direct revenue to $200.1 million for the three months ended September 30, 2013, as compared to $145.0 million for the three months ended September 30, 2012, partially offset by the $53.8 million increase in cost of revenue on direct revenue deals to $181.4 million for the three months ended September 30, 2013, as compared to $127.6 million for the three months ended September 30, 2012. Gross profit as a percentage of revenue on direct revenue deals was 9.3% for the three months ended September 30, 2013, as compared to 12.0% for the three months ended September 30, 2012. The decrease in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to a higher proportion of the allocable costs within cost of revenue being allocated to the cost of direct revenue for the three months ended September 30, 2013, as compared to the prior year period, due to the increase in billings from direct revenue transactions relative to total gross billings.
Gross profit on other revenue decreased by $4.8 million to $1.5 million for the three months ended September 30, 2013,

as compared to $6.3 million for the three months ended September 30, 2012. The decrease in gross profit was driven by the $2.7 million increase in cost of revenue during the three months ended September 30, 2013 and the $2.1 million decrease in other revenue, which was primarily attributable to the decrease in non-merchant advertising.
Gross Profit by Segment
Gross profit by segment for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$154,326	42.9%	$143,070	37.0%
Direct	17,243	4.8	17,498	4.5
Total gross profit	171,569	47.7	160,568	41.5
EMEA:
Third party and other	122,774	34.1	160,539	41.5
Direct	907	0.3	2,035	0.5
Total gross profit	123,681	34.4	162,574	42.0
Rest of World:
Third party and other	63,886	17.8	65,782	17.0
Direct	486	0.1	(2,158)	(0.5)
Total gross profit	64,372	17.9	63,624	16.5
Total gross profit	$359,622	100.0%	$386,766	100.0%
Gross profit by category and segment for the three months ended September 30, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$139,204	$121,817	$81,194	$99,136	$44,104	$41,319	$264,502	$262,272
Direct	(847)	1,219	—	—	—	—	(847)	1,219
Total gross profit	138,357	123,036	81,194	99,136	44,104	41,319	263,655	263,491

Goods:
Third party	3,519	11,789	28,036	44,928	11,530	15,680	43,085	72,397
Direct	18,090	16,279	907	2,035	486	(2,158)	19,483	16,156
Total gross profit	21,609	28,068	28,943	46,963	12,016	13,522	62,568	88,553

Travel and other:
Third party and other	11,603	9,464	13,544	16,475	8,252	8,783	33,399	34,722
Direct	—	—	—	—	—	—	—	—
Total gross profit	11,603	9,464	13,544	16,475	8,252	8,783	33,399	34,722

Total gross profit	$171,569	$160,568	$123,681	$162,574	$64,372	$63,624	$359,622	$386,766

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).

North America
North America segment gross profit increased by $11.0 million to $171.6 million for the three months ended September 30, 2013, as compared to $160.6 million for the three months ended September 30, 2012. The increase in gross profit was comprised of a $15.3 million increase in the Local category and a $2.1 million increase in the Travel and other category, partially offset by a $6.5 million decrease in the Goods category.
EMEA
EMEA segment gross profit decreased by $38.9 million to $123.7 million for the three months ended September 30, 2013, as compared to $162.6 million for the three months ended September 30, 2012. The decrease in gross profit was comprised of an $18.0 million decrease in the Goods category, a $17.9 million decrease in the Local category and a $2.9 million decrease in the Travel and other category.
Rest of World
Rest of World segment gross profit increased by $0.7 million to $64.4 million for the three months ended September 30, 2013, as compared to $63.6 million for the three months ended September 30, 2012. The increase in gross profit was comprised of a $2.8 million increase in the Local category, partially offset by a $1.5 million decrease in the Goods category and a $0.5 million decrease in the Travel and other category.
Marketing
For the three months ended September 30, 2013 and 2012, marketing expense was $53.3 million and $70.9 million, respectively. Marketing expense by segment as a percentage of segment revenue for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013	% of Segment Revenue	2012	% of Segment Revenue
	(dollars in thousands)
North America	$27,100	7.5%	$20,491	7.0%
EMEA	16,807	11.4%	32,177	17.2%
Rest of World	9,358	10.8%	18,251	20.4%
Marketing	$53,265	9.0%	$70,919	12.5%
We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving the volume of transactions. Marketing expense as a percentage of revenue for the three months ended September 30, 2013 has decreased from the prior year period, which we believe is due to efficiencies we have realized from building a subscriber base and shifting our marketing spend to customer activation. Additionally, we continue to enhance our technology and methods for optimizing marketing expenditures, which we believe has contributed to more efficient marketing spending in recent periods.
Marketing expense by segment as a percentage of total marketing expense for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America	$27,100	50.9%	$20,491	28.9%
EMEA	16,807	31.6	32,177	45.4
Rest of World	9,358	17.5	18,251	25.7
Marketing	$53,265	100.0%	$70,919	100.0%
Our marketing expense decreased by $17.7 million to $53.3 million for the three months ended September 30, 2013, as compared to $70.9 million for the three months ended September 30, 2012. As our markets have developed throughout 2012 and into 2013, our marketing spend has continued to shift from customer acquisition marketing to activation, which has contributed to lower marketing expense during the three months ended September 30, 2013, as compared to the prior year period. Additionally, we have enhanced our return on investment analyses for marketing expenditures, which we believe has resulted in more efficient marketing spending in recent periods.
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
North America
North America segment marketing expense increased by $6.6 million to $27.1 million for the three months ended September 30, 2013, as compared to $20.5 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, marketing expense as a percentage of revenue for the North America segment was 7.5%, as compared to 7.0% for the three months ended September 30, 2012. The increases were primarily attributable to an increase in online marketing spend, in connection with our initiatives to grow our active customer base.
EMEA
EMEA segment marketing expense decreased by $15.4 million to $16.8 million for the three months ended September 30, 2013, as compared to $32.2 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, marketing expense as a percentage of revenue for the EMEA segment was 11.4%, as compared to 17.2% for the three months ended September 30, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued execution against our plan to move from customer acquisition marketing to activation, which has contributed to lower marketing expense during the three months ended September 30, 2013.
Rest of World
Rest of World segment marketing expense decreased by $8.9 million to $9.4 million for the three months ended September 30, 2013, as compared to $18.3 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, marketing expense as a percentage of revenue for the Rest of World segment was 10.8%, as compared to 20.4% for the three months ended September 30, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued shift from customer acquisition marketing to activation, which has contributed to lower marketing expense during the three months ended September 30, 2013.
Selling, General and Administrative
Selling, general and administrative expense increased by $6.1 million to $294.1 million for the three months ended September 30, 2013, as compared to $288.0 million for the three months ended September 30, 2012. The increase in selling, general and administrative expense was primarily due to increases in depreciation and amortization expense, stock-based compensation, wages and benefits and system maintenance expenses, partially offset by lower general corporate costs. Depreciation and amortization recorded within selling, general and administrative expense increased by $5.6 million for the three months ended September 30, 2013, primarily due to increased amortization expense related to a higher balance of internally-developed software, as compared to the prior year period. Stock-based compensation costs recorded within selling, general and administrative expense increased by $3.0 million for the three months ended September 30, 2013, as compared to the prior year period. Wages and benefits (excluding stock-based compensation) within selling, general and administrative expense increased by $2.9 million for the three months ended September 30, 2013. There was a $2.6 million increase in system maintenance expenses for the three months ended September 30, 2013, as compared to the prior year period, as a result of investments in technology and our corporate infrastructure. General corporate costs decreased $6.1 million for the three months ended September 30, 2013, as compared to the prior year period, primarily due to a reduction in office expenses and litigation costs.
Selling, general and administrative expense as a percentage of revenue decreased to 49.4% for the three months ended September 30, 2013, as compared to 50.7% for the three months ended September 30, 2012. Selling, general and administrative expense as a percentage of revenue has remained relatively consistent, as compared to the prior year period, as the growth in those expenses was commensurate with our revenue growth. We are continuing to refine our sales management and selling processes, including through automation, as we endeavor to generate increased operating efficiencies.

Acquisition‑Related (Benefit) Expense, Net
For the three months ended September 30, 2013 and 2012, we incurred net acquisition-related benefits of $1.5 million and expenses of $2.4 million, respectively, representing changes in the fair value of contingent consideration liabilities from business acquisitions. See Note 9 "Fair Value Measurements."
Income from Operations
Income from operations decreased by $11.6 million to $13.8 million for the three months ended September 30, 2013, as compared to $25.4 million for the three months ended September 30, 2012. The decrease in income from operations for the three months ended September 30, 2013, as compared to the prior year period, was primarily due to the decrease in gross profit of $27.1 million, partially offset by the decrease in marketing expense of $17.7 million. The unfavorable impact on income from operations from year-over-year changes in foreign exchange rates for the three months ended September 30, 2013 was $1.2 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, decreased by $13.9 million to $25.2 million for the three months ended September 30, 2013, as compared to $39.1 million for the three months ended September 30, 2012. The decrease in segment operating income was primarily attributable to an increase in segment operating expenses, partially offset by an increase in gross profit, particularly from our Local category.
EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, decreased by $13.5 million to $15.6 million for the three months ended September 30, 2013, as compared to $29.1 million for the three months ended September 30, 2012. The decrease in segment operating income was primarily attributable to a decrease in gross profit, partially offset by a decrease in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, decreased by $16.1 million to a loss of $1.6 million for the three months ended September 30, 2013, as compared to a loss of $17.7 million for the three months ended September 30, 2012. The decreased segment operating loss was primarily attributable to a decrease in segment operating expenses.
Other Income, Net
Other income, net includes interest income on our cash and cash equivalents, interest expense on our capital leases and foreign currency transaction gains and losses, primarily resulting from intercompany balances related to our foreign subsidiaries that are denominated in currencies other than their functional currencies. Other income, net increased by $0.2 million to $0.9 million for the three months ended September 30, 2013, as compared to $0.6 million for the three months ended September 30, 2012.
Provision for Income Taxes
For the three months ended September 30, 2013 and 2012, we recorded income tax expense of $15.9 million and $26.9 million, respectively.
The effective tax rate was 108.8% for the three months ended September 30, 2013, as compared to 103.6% for the three months ended September 30, 2012. The most significant factors impacting our effective tax rate for three months ended September 30, 2013 and 2012 were losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
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

Results of Operations
Comparison of the Nine Months Ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Revenue:
Third party and other	$1,252,966	$1,466,602
Direct	552,242	229,568
Total revenue	1,805,208	1,696,170
Cost of revenue:
Third party and other	179,524	233,834
Direct	502,359	202,634
Total cost of revenue	681,883	436,468
Gross profit	1,123,325	1,259,702
Operating expenses:
Marketing	158,319	275,941
Selling, general and administrative	904,880	871,455
Acquisition-related (benefit) expense, net	(2,276)	744
Total operating expenses	1,060,923	1,148,140
Income from operations	62,402	111,562
Loss on equity method investments	(58)	(8,694)
Other (expense) income, net	(9,772)	54,445
Income before provision for income taxes	52,572	157,313
Provision for income taxes	62,657	128,297
Net (loss) income	(10,085)	29,016
Net income attributable to noncontrolling interests	(4,061)	(2,806)
Net (loss) income attributable to Groupon, Inc.	(14,146)	26,210
Adjustment of redeemable noncontrolling interests to redemption value	—	(12,498)
Net (loss) income attributable to common stockholders	$(14,146)	$13,712

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Nine Months Ended September 30,
	2013		2012
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$681,883	$1,615	$436,468	$2,355

Operating expenses:
Marketing	$158,319	$7,011	$275,941	$2,110
Selling, general and administrative	904,880	80,597	871,455	73,241
Acquisition-related (benefit) expense, net	(2,276)	—	744	—
Total operating expenses	$1,060,923	$87,608	$1,148,140	$75,351
Foreign exchange rate neutral operating results
The effect on our condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012 from changes in exchange rates versus the U.S. dollar was as follows:

	Nine Months Ended September 30,
	2013			2012
	At Avg.	Exchange		At Avg.	Exchange
	Q3 2012 YTD	Rate	As Reported	Q3 2011 YTD	Rate	As Reported
	Rates (1)	Effect (2)		Rates (1)	Effect (2)
	(in thousands)
Gross billings	$4,196,734	$(32,511)	$4,164,223	$4,023,225	$(163,493)	$3,859,732

Revenue	$1,818,352	$(13,144)	$1,805,208	$1,765,476	$(69,306)	$1,696,170
Cost of revenue and operating expenses	1,756,235	(13,429)	1,742,806	1,654,709	(70,101)	1,584,608
Income from operations	$62,117	$285	$62,402	$110,767	$795	$111,562

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue deals, gross billings differs from third party revenue reported in our condensed consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals, gross billings are equivalent to direct revenue reported in our condensed consolidated statements of operations. For the nine months ended September 30, 2013 and 2012, our gross billings were $4,164.2 million and $3,859.7 million, reflecting a growth rate of 7.9%. The increase in our gross billings was comprised of a $319.4 million increase in our Goods category and a $36.2 million increase in our Travel and other category, partially offset by a $51.1 million decrease in our Local category, which was driven by declines in our EMEA and Rest of World segments. The net increase in gross billings was driven by an increase in active customers and the volume of transactions. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2013 was $32.5 million.

Gross billings by segment for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
Gross billings:
North America	$2,058,523	49.4%	$1,654,201	42.9%
EMEA	1,417,886	34.0	1,396,027	36.2
Rest of World	687,814	16.6	809,504	20.9
Total gross billings	$4,164,223	100.0%	$3,859,732	100.0%
We offer goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Gross billings by category and segment for the nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local:
Third party	$1,301,666	$1,185,765	$707,641	$774,183	$352,945	$443,053	$2,362,252	$2,403,001
Direct	1,733	12,037	—	—	—	—	1,733	12,037
Total gross billings	1,303,399	1,197,802	707,641	774,183	352,945	443,053	2,363,985	2,415,038

Goods:
Third party	45,445	141,589	467,733	377,368	208,895	220,983	722,073	739,940
Direct	511,357	181,663	18,903	27,373	20,249	4,241	550,509	213,277
Total gross billings	556,802	323,252	486,636	404,741	229,144	225,224	1,272,582	953,217

Travel and other:
Third party and other	198,322	133,147	223,609	212,850	105,725	141,227	527,656	487,224
Direct	—	—	—	4,253	—	—	—	4,253
Total gross billings	198,322	133,147	223,609	217,103	105,725	141,227	527,656	491,477

Total gross billings	$2,058,523	$1,654,201	$1,417,886	$1,396,027	$687,814	$809,504	$4,164,223	$3,859,732

(1)	Includes gross billings from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment gross billings increased by $404.3 million to $2,058.5 million for the nine months ended September 30, 2013, as compared to $1,654.2 million for the nine months ended September 30, 2012. The increase in gross billings was comprised of a $233.6 million increase in our Goods category, a $105.6 million increase in our Local category and a $65.2 million increase in our Travel and other category. The increase in gross billings in the North America segment resulted from higher gross billings per average active customer, higher unit sales and an increase in active customers for the nine months ended September 30, 2013, as compared to the prior year period. We believe that increases in transaction activity on mobile devices and in the number of deals that we offered contributed to the growth in billings for our North America segment. In addition, we have continued to refine our approach to targeting customers through our emails, on our websites and through our mobile applications by sending them and highlighting deals for specific locations and personal preferences, which we believe contributed to the billings growth.
Although North America segment gross billings increased by 24.4% during the nine months ended September 30, 2013, as compared to the prior year period, we believe that there were a number of factors that may have negatively impacted gross billings. For example, our subscriber email open rates declined in the current period, which we believe was due in part to subscribers who receive our emails through Gmail accounts, as Google, Inc. recently redesigned their inboxes in a manner that causes our emails to be rerouted to a new "promotions" tab outside of the default inbox. Additionally, we believe that the continued growth of our online marketplace of deals, where merchants have a continuous presence on our websites for an extended period of time, is impacting the timing of customer purchases in our Local category. Historically, our customers often purchased a Groupon voucher when they received our email with a limited-time offer, even though they may not have intended to use the voucher in the near term. However, our new marketplace of deals enables customers to wait until they are ready to use the related vouchers before making purchases, which we believe may adversely impact gross billings in the short term.
EMEA
EMEA segment gross billings increased by $21.9 million to $1,417.9 million for the nine months ended September 30, 2013, as compared to $1,396.0 million for the nine months ended September 30, 2012. The increase in gross billings was comprised of an $81.9 million increase in our Goods category and a $6.5 million increase in our Travel and other category, partially offset by a $66.5 million decrease in our Local category. The net increase in gross billings in the EMEA segment resulted from an increase in active customers for the nine months ended September 30, 2013, as compared to the prior year period. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2013 was $18.7 million.
    Rest of World
Rest of World segment gross billings decreased by $121.7 million to $687.8 million for the nine months ended September 30, 2013, as compared to $809.5 million for the nine months ended September 30, 2012. The decrease in gross billings was comprised of a $90.1 million decrease in our Local category and a $35.5 million decrease in our Travel and other category, partially offset by a $3.9 million increase in our Goods category. The net decrease in gross billings in the Rest of World segment resulted from lower gross billings per average active customer and lower unit sales for the nine months ended September 30, 2013, as compared to the prior year period, as well as overall weakness in some of our markets. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2013 was $50.6 million.
Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Revenue:
Third party	$1,243,018	$1,449,172
Direct	552,242	229,568
Other	9,948	17,430
Total revenue	$1,805,208	$1,696,170
Revenue increased by $109.0 million to $1,805.2 million for the nine months ended September 30, 2013, as compared to $1,696.2 million for the nine months ended September 30, 2012. The primary driver of this increase was the $322.7 million increase in direct revenue from transactions, primarily in our Goods category, where we are the merchant of record and for which revenue is reported on a gross basis. This increase in direct revenue was partially offset by a $206.2 million decrease in third party revenue. The net increase in revenue was attributable to the increase in active customers and units purchased for the nine months ended September 30, 2013, as compared to the prior year period. In addition, we have continued to refine our approach to targeting customers through our emails, on our websites and through our mobile applications by sending them and highlighting deals for specific locations and personal preferences, which we believe contributed to revenue growth. We also increased the number of merchant relationships and the volume of deals we offer on a daily basis to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2013 was $13.1 million.
Third Party Revenue
Third party revenue decreased by $206.2 million to $1,243.0 million for the nine months ended September 30, 2013, as compared to $1,449.2 million for the nine months ended September 30, 2012. The decrease in third party revenue was primarily due to a $126.1 million decrease in our Local category, which resulted from a $40.7 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 40.4% for the nine months ended September 30, 2013, as compared to 45.0% for the nine months ended September 30, 2012. The decrease in third party revenue was also due to a $75.1 million decrease in our Goods category, which resulted from a $17.9 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 23.9% for the nine months ended September 30, 2013, as compared to 33.5% in the prior year period. The decrease in third party revenue for the nine months ended September 30, 2013, as compared to the prior year period, was also due to an $18.5 million one-time increase during the prior year period in revenue from unredeemed Groupons in Germany, as described below.
We recognized a one-time increase of $18.5 million to third party revenue from unredeemed Groupons during the nine months ended September 30, 2012. This one-time increase in the prior year period represented the cumulative impact of deals in Germany for which, based on a German tax ruling, our obligation to the merchant would have ended prior to the beginning of the quarter ended September 30, 2012. For merchant payment arrangements that are structured under a redemption payment model, we retain all of the gross billings from unredeemed Groupons. We record revenue from unredeemed Groupons and derecognize the related accrued merchant payable when our legal obligation to the merchant expires, which we believe is shortly after deal expiration in most jurisdictions for which use a pay on redemption model. However, we had historically concluded based on our interpretation of applicable German law that our obligation to merchants in that jurisdiction extended for three years. Due to the German tax ruling, which requires us to remit value-added taxes (VAT) earlier on unredeemed Groupons, we began recognizing revenue from unredeemed Groupons in Germany shortly after deal expiration, consistent with most other jurisdictions in which we pay on redemption.
Direct Revenue
Direct revenue increased by $322.7 million to $552.2 million for the nine months ended September 30, 2013, as compared to $229.6 million for the nine months ended September 30, 2012. We are often the merchant of record for transactions in the Goods category, particularly in North America, such that the resulting revenue is reported on a gross basis within direct revenue. Direct revenue deals have continued to grow, both overall and as a percentage of our revenue, through the continued growth of our Goods category, and we expect that trend to continue for the foreseeable future. In addition, we expect that any growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.  We believe that direct revenue transactions in our Goods category will increase in the future in the EMEA and Rest of World segments as we build out our global supply chain infrastructure.
Other Revenue
Other revenue decreased by $7.5 million to $9.9 million for the nine months ended September 30, 2013, as compared to $17.4 million for the nine months ended September 30, 2012, primarily due to a decrease in non-merchant advertising. Other revenue also includes point of sale and payment processing revenue, which we launched in the third quarter of 2012, and reservation revenue, which we launched in the third quarter of 2013. Reservation revenue, point of sale revenue and payment processing revenue were not significant for the nine months ended September 30, 2013 and 2012, and we do not expect them to be significant in the near term.

Revenue by Segment
Revenue by segment for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$564,484	31.3%	$596,648	35.2%
Direct	513,090	28.4	193,701	11.4
Total segment revenue	1,077,574	59.7	790,349	46.6
EMEA:
Third party and other	472,807	26.2	597,572	35.2
Direct	18,903	1.0	31,626	1.9
Total segment revenue	491,710	27.2	629,198	37.1
Rest of World:
Third party and other	215,675	11.9	272,382	16.1
Direct	20,249	1.2	4,241	0.2
Total segment revenue	235,924	13.1	276,623	16.3
Total revenue	$1,805,208	100.0%	$1,696,170	100.0%
Revenue by category and segment for the nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$503,899	$510,310	$311,644	$399,153	$139,915	$172,058	$955,458	$1,081,521
Direct revenue	1,733	12,037	—	—	—	—	1,733	12,037
Total revenue	505,632	522,347	311,644	399,153	139,915	172,058	957,191	1,093,558

Goods:
Third party	11,794	48,392	110,821	137,322	50,262	62,217	172,877	247,931
Direct revenue	511,357	181,664	18,903	27,373	20,249	4,241	550,509	213,278
Total revenue	523,151	230,056	129,724	164,695	70,511	66,458	723,386	461,209

Travel and other:
Third party and other revenue	48,791	37,946	50,342	61,097	25,498	38,107	124,631	137,150
Direct revenue	—	—	—	4,253	—	—	—	4,253
Total revenue	48,791	37,946	50,342	65,350	25,498	38,107	124,631	141,403

Total revenue	$1,077,574	$790,349	$491,710	$629,198	$235,924	$276,623	$1,805,208	$1,696,170

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment revenue increased by $287.2 million to $1,077.6 million for the nine months ended September 30, 2013, as compared to $790.3 million for the nine months ended September 30, 2012. The increase in revenue primarily resulted from a $329.7 million increase in direct revenue from our Goods category. The increase in revenue was also due to an increase in active customers and higher unit sales for the nine months ended September 30, 2013, as compared to the prior year period. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. The increase in revenue was partially offset by a $36.6 million decrease in third party revenue in our Goods category, which resulted from a $96.1 million decrease in gross billings on third party revenue deals in our Goods category and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 26.0% for the nine months ended September 30, 2013, as compared to 34.2% for the nine months ended September 30, 2012. The margins in our Local category for third party revenue decreased to 38.7% for the nine months ended September 30, 2013, as compared to 43.0% for the nine months ended September 30, 2012, and the margins in our Travel and other category for third party revenue decreased to 24.6% for the nine months ended September 30, 2013, as compared to 28.5% for the nine months ended September 30, 2012. These decreases were largely a result of the expansion of our marketplace in recent periods as we were willing to accept lower margins in order to improve the quality of deals offered to customers. We believe that increases in transaction activity on mobile devices and in the number of deals that we offered contributed to the growth in revenue for our North America segment. In addition, we have continued to refine our approach to targeting customers through our emails, on our websites and through our mobile applications by sending them and highlighting deals for specific locations and personal preferences, which we believe contributed to the revenue growth.
EMEA
EMEA segment revenue decreased by $137.5 million to $491.7 million for the nine months ended September 30, 2013, as compared to $629.2 million for the nine months ended September 30, 2012. The overall decrease in EMEA segment revenue was primarily due to an $87.5 million decrease in our Local category and a $35.0 million decrease in our Goods category. The $87.5 million decrease in our Local category resulted from a $66.5 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 44.0% for the nine months ended September 30, 2013, as compared to 51.6% in the prior year period. Although gross billings on third party revenue deals in our Goods category increased by $90.4 million, revenue on third party deals in our Goods category decreased by $26.5 million, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 23.7% for the nine months ended September 30, 2013, as compared to 36.4% for the nine months ended September 30, 2012.
These decreases in the percentage of gross billings that we retained during the nine months ended September 30, 2013 reflect the overall results of individual deal-by-deal negotiations between our sales personnel and our merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality of deals offered to our customers by offering more attractive terms to merchants. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2013 was $6.7 million.
In our EMEA segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States. However, we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record in September 2013, and we expect that the proportion of direct revenue deals in the Goods category of our EMEA segment will increase significantly in the fourth quarter of 2013
Rest of World
Rest of World segment revenue decreased by $40.7 million to $235.9 million for the nine months ended September 30, 2013, as compared to $276.6 million for the nine months ended September 30, 2012. The decrease was primarily due to a $32.1 million decrease in revenue from our Local category, which resulted from a $90.1 million decrease in gross billings. The decrease in revenue for our Rest of World segment was also due to a $12.6 million decrease in revenue from our Travel and other category, which resulted from a $35.5 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 24.1% for the nine months ended September 30, 2013, as compared to 27.0% for the prior year period. The decrease in revenue for our Rest of World segment was also due to a $12.0 million decrease in third party revenue from our Goods category, which resulted from a $12.1 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 24.1% for the nine months ended September 30, 2013, as compared to 28.2% for the prior year period. We were willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality of deals offered to our customers by offering more attractive terms to merchants. The decrease in revenue for our Rest of World segment was partially offset by a $16.0 million increase in direct revenue from our Goods category and an increase in active customers for the nine months ended September 30, 2013, as compared to the prior year period. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2013 was $19.6 million.
In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States.

Cost of Revenue
Cost of revenue on third party, direct revenue and other deals for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cost of revenue:
Third party	$175,580	$233,684
Direct	502,359	202,634
Other	3,944	150
Total cost of revenue	$681,883	$436,468
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to relative gross billings during the period. As a result of the significant growth we have experienced from direct revenue transactions relative to our total gross billings for the nine months ended September 30, 2013, as compared to the prior year period, an increased share of those allocable costs has been allocated to cost of direct revenue in our condensed consolidated statement of operations for the nine months ended September 30, 2013.
Cost of revenue increased by $245.4 million to $681.9 million for the nine months ended September 30, 2013, as compared to $436.5 million for the nine months ended September 30, 2012, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory and related shipping and fulfillment costs on direct revenue deals, which were not as significant during the prior year period. We currently outsource most of our inventory fulfillment activities to third party logistics providers. However, we expect to reduce our usage of those third parties in future periods by transitioning a portion of inventory fulfillment work in the United States to internal resources. We entered into a warehouse lease during the three months ended September 30, 2013, and we expect that the warehouse will be operational in the fourth quarter of 2013. We believe the transition to internal fulfillment centers will ultimately reduce our fulfillment costs. However, we may incur increased fulfillment costs in the near term as we build our internal processes and transition the fulfillment work from those third parties.
Cost of Revenue by Segment
Cost of revenue by segment for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013	% of total	2012	% of total
	dollars in thousands
North America:
Third party and other	$75,908	11.1%	$118,210	27.1%
Direct	463,155	68.0	168,390	38.6
Total segment cost of revenue	539,063	79.1	286,600	65.7
EMEA:
Third party and other	55,635	8.2	55,648	12.7
Direct	19,142	2.8	28,088	6.5
Total segment cost of revenue	74,777	11.0	83,736	19.2
Rest of World:
Third party and other	47,981	7.0	59,976	13.7
Direct	20,062	2.9	6,156	1.4
Total segment cost of revenue	68,043	9.9	66,132	15.1
Total cost of revenue	$681,883	100.0%	$436,468	100.0%

Cost of revenue by category and segment for the nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$64,718	$100,668	$35,344	$37,190	$21,288	$38,323	$121,350	$176,181
Direct	2,523	10,128	—	—	—	—	2,523	10,128
Total cost of revenue	67,241	110,796	35,344	37,190	21,288	38,323	123,873	186,309

Goods:
Third party	1,477	10,046	14,557	12,772	22,755	14,211	38,789	37,029
Direct	460,632	158,262	19,142	24,364	20,062	6,156	499,836	188,782
Total cost of revenue	462,109	168,308	33,699	37,136	42,817	20,367	538,625	225,811

Travel and other:
Third party and other	9,713	7,496	5,734	5,686	3,938	7,442	19,385	20,624
Direct	—	—	—	3,724	—	—	—	3,724
Total cost of revenue	9,713	7,496	5,734	9,410	3,938	7,442	19,385	24,348

Total cost of revenue	$539,063	$286,600	$74,777	$83,736	$68,043	$66,132	$681,883	$436,468

(1)	Includes cost of revenue from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).
North America
North America segment cost of revenue increased by $252.5 million to $539.1 million for the nine months ended September 30, 2013, as compared to $286.6 million for the nine months ended September 30, 2012. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year period.
EMEA
EMEA segment cost of revenue decreased by $9.0 million to $74.8 million for the nine months ended September 30, 2013, as compared to $83.7 million for the nine months ended September 30, 2012. The decrease in cost of revenue was primarily driven by lower payroll expense for editorial personnel.
Rest of World
Rest of World segment cost of revenue increased by $1.9 million to $68.0 million for the nine months ended September 30, 2013, as compared to $66.1 million for the nine months ended September 30, 2012. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category. This increase was partially offset by a reduction in estimated refunds for which the merchant's share is not recoverable, lower payroll expense for editorial personnel and reduced email distribution costs, primarily due to the migration to an internal email distribution platform.

Gross Profit
Gross profit for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Gross profit:
Third party	$1,067,438	$1,215,488
Direct	49,883	26,934
Other	6,004	17,280
Total gross profit	$1,123,325	$1,259,702
Gross profit decreased by $136.4 million to $1,123.3 million for the nine months ended September 30, 2013, as compared to $1,259.7 million for the nine months ended September 30, 2012. This decrease in gross profit resulted from the $245.4 million increase in cost of revenue during the nine months ended September 30, 2013, partially offset by the $109.0 million increase in revenue. Gross profit as a percentage of revenue decreased to 62.2% for the nine months ended September 30, 2013, as compared to 74.3% for the nine months ended September 30, 2012. The decrease in gross profit as a percentage of revenue during the nine months ended September 30, 2013, as compared to the prior year period, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category that have lower margins than deals in our Local category. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our condensed consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $148.1 million to $1,067.4 million for the nine months ended September 30, 2013, as compared to $1,215.5 million for the nine months ended September 30, 2012. This decrease in gross profit resulted from the $206.2 million decrease in third party revenue, partially offset by the $58.1 million decrease in the cost of third party revenue. Gross profit as a percentage of revenue on third party revenue deals was 85.9% for the nine months ended September 30, 2013, as compared to 83.9% for the nine months ended September 30, 2012. The increase in gross profit as a percentage of revenue on third party revenue deals was attributable, in part, to a lower proportion of the allocable costs within cost of revenue being allocated to the cost of third party revenue for the nine months ended September 30, 2013, as compared to the prior year period. These allocable costs include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees. An increased share of those costs was allocated to the cost of direct revenue due to the increase in billings from direct revenue transactions relative to total gross billings.
Gross profit on direct revenue increased by $22.9 million to $49.9 million for the nine months ended September 30, 2013, as compared to $26.9 million for the nine months ended September 30, 2012. This increase in gross profit resulted from the $322.7 million increase in direct revenue to $552.2 million for the nine months ended September 30, 2013, as compared to $229.6 million for the nine months ended September 30, 2012, partially offset by the $299.7 million increase in cost of revenue on direct revenue deals to $502.4 million for the nine months ended September 30, 2013, as compared to $202.6 million for the nine months ended September 30, 2012. Gross profit as a percentage of revenue on direct revenue deals was 9.0% for the nine months ended September 30, 2013, as compared to 11.7% for the nine months ended September 30, 2012. The decrease in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to a higher proportion of the allocable costs within cost of revenue being allocated to the cost of direct revenue for the nine months ended September 30, 2013, as compared to the prior year period, due to the increase in billings from direct revenue transactions relative to total gross billings.
    Gross profit on other revenue decreased by $11.3 million to $6.0 million for the nine months ended September 30, 2013, as compared to $17.3 million for the nine months ended September 30, 2012. The decrease in gross profit was driven by the $7.5 million decrease in other revenue, which was primarily attributable to the decrease in non-merchant advertising, and a $3.8 million increase in cost of revenue during the nine months ended September 30, 2013.

Gross Profit by Segment
Gross profit by segment for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$488,576	43.5%	$478,438	38.0%
Direct	49,935	4.4	25,311	2.0
Total gross profit	538,511	47.9	503,749	40.0
EMEA:
Third party and other	417,172	37.1	541,924	43.0
Direct	(239)	—	3,538	0.3
Total gross profit	416,933	37.1	545,462	43.3
Rest of World:
Third party and other	167,694	14.9	212,406	16.9
Direct	187	0.1	(1,915)	(0.2)
Total gross profit	167,881	15.0	210,491	16.7
Total gross profit	$1,123,325	100.0%	$1,259,702	100.0%
Gross profit by category and segment for the nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$439,181	$409,642	$276,300	$361,963	$118,627	$133,735	$834,108	$905,340
Direct	(790)	1,909	—	—	—	—	(790)	1,909
Total gross profit	438,391	411,551	276,300	361,963	118,627	133,735	833,318	907,249

Goods:
Third party	10,317	38,346	96,264	124,550	27,507	48,006	134,088	210,902
Direct	50,725	23,402	(239)	3,009	187	(1,915)	50,673	24,496
Total gross profit	61,042	61,748	96,025	127,559	27,694	46,091	184,761	235,398

Travel and other:
Third party and other	39,078	30,450	44,608	55,411	21,560	30,665	105,246	116,526
Direct	—	—	—	529	—	—	—	529
Total gross profit	39,078	30,450	44,608	55,940	21,560	30,665	105,246	117,055

Total gross profit	$538,511	$503,749	$416,933	$545,462	$167,881	$210,491	$1,123,325	$1,259,702

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events (i.e., GrouponLive deals).

North America
North America segment gross profit increased by $34.8 million to $538.5 million for the nine months ended September 30, 2013, as compared to $503.7 million for the nine months ended September 30, 2012. The increase in gross profit was comprised of a $26.8 million increase in the Local category and an $8.6 million increase in the Travel and other category, partially offset by a $0.7 million decrease in the Goods category.
EMEA
EMEA segment gross profit decreased by $128.5 million to $416.9 million for the nine months ended September 30, 2013, as compared to $545.5 million for the nine months ended September 30, 2012. The decrease in gross profit was comprised of an $85.7 million decrease in the Local category, a $31.5 million decrease in the Goods category and an $11.3 million decrease in the Travel and other category.
Rest of World
Rest of World segment gross profit decreased by $42.6 million to $167.9 million for the nine months ended September 30, 2013, as compared to $210.5 million for the nine months ended September 30, 2012. The decrease in gross profit was comprised of an $18.4 million decrease in the Goods category, a $15.1 million decrease in the Local category and a $9.1 million decrease in the Travel and other category.
Marketing
For the nine months ended September 30, 2013 and 2012, marketing expense was $158.3 million and $275.9 million, respectively. Marketing expense by segment as a percentage of segment revenue for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013	% of Segment Revenue	2012	% of Segment Revenue
	(dollars in thousands)
North America	$79,961	7.4%	$85,922	10.9%
EMEA	49,783	10.1%	129,880	20.6%
Rest of World	28,575	12.1%	60,139	21.7%
Marketing	$158,319	8.8%	$275,941	16.3%
We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving the volume of transactions. Marketing expense as a percentage of revenue for the nine months ended September 30, 2013 has decreased from the prior year period, which we believe is due to efficiencies we have realized from building a subscriber base and shifting our marketing spend to customer activation. Additionally, we continue to enhance our technology and methods for optimizing marketing expenditures, which we believe has contributed to more efficient marketing spending in recent periods.
Marketing expense by segment as a percentage of total marketing expense for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America	$79,961	50.5%	$85,922	31.1%
EMEA	49,783	31.4	129,880	47.1
Rest of World	28,575	18.1	60,139	21.8
Marketing	$158,319	100.0%	$275,941	100.0%

Our marketing expense decreased by $117.6 million to $158.3 million for the nine months ended September 30, 2013, as compared to $275.9 million for the nine months ended September 30, 2012. As our markets have developed throughout 2012 and into 2013, our marketing spend has continued to shift from customer acquisition marketing to activation, which has contributed to lower marketing expense during the nine months ended September 30, 2013 as compared to the prior year period. Additionally, we have enhanced our return on investment analyses for marketing expenditures, which we believe has resulted in more efficient marketing spending in recent periods.
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
North America
North America segment marketing expense decreased by $6.0 million to $80.0 million for the nine months ended September 30, 2013, as compared to $85.9 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, marketing expense as a percentage of revenue for the North America segment was 7.4%, as compared to 10.9% for the nine months ended September 30, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued shift in focus from customer acquisition marketing to activation, which has contributed to lower marketing expense during the nine months ended September 30, 2013. The decrease in online marketing spend was partially offset by an increase in marketing payroll, including related stock-based compensation expense.
EMEA
EMEA segment marketing expense decreased by $80.1 million to $49.8 million for the nine months ended September 30, 2013, as compared to $129.9 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, marketing expense as a percentage of revenue for the EMEA segment was 10.1%, as compared to 20.6% for the nine months ended September 30, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued execution against our plan to move from customer acquisition marketing to activation, which has contributed to lower marketing expense during the nine months ended September 30, 2013.
Rest of World
Rest of World segment marketing expense decreased by $31.6 million to $28.6 million for the nine months ended September 30, 2013, as compared to $60.1 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, marketing expense as a percentage of revenue for the Rest of World segment was 12.1%, as compared to 21.7% for the nine months ended September 30, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued shift from customer acquisition marketing to activation, which has contributed to lower marketing expense during the nine months ended September 30, 2013.
Selling, General and Administrative
Selling, general and administrative expense increased by $33.4 million to $904.9 million for the nine months ended September 30, 2013, as compared to $871.5 million for the nine months ended September 30, 2012. The increase in selling, general and administrative expense was primarily due to increases in depreciation and amortization expense, wages and benefits and system maintenance expenses, partially offset by lower general corporate costs. Depreciation and amortization recorded within selling, general and administrative expense increased by $19.9 million for the nine months ended September 30, 2013, primarily due to increased amortization expense related to a higher balance of internally-developed software, as compared to the prior year period. Wages and benefits (excluding stock-based compensation) within selling, general and administrative expense increased by $11.9 million for the nine months ended September 30, 2013. There was an $11.4 million increase in system maintenance expenses for the nine months ended September 30, 2013, as compared to the prior year period, as a result of investments in technology and our corporate infrastructure. General corporate costs decreased $9.5 million for the nine months ended September 30, 2013, as compared to the prior year period, primarily due to a reduction in telephone expenses, office equipment and office supplies.
Selling, general and administrative expense as a percentage of revenue was 50.1% for the nine months ended September 30, 2013, as compared to 51.4% for the nine months ended September 30, 2012, respectively. Selling, general and administrative expense as a percentage of revenue has remained relatively consistent as compared to the prior year period as the growth in those expenses was commensurate with our revenue growth. We are continuing to refine our sales management and selling processes, including through automation, as we endeavor to generate increased operating efficiencies.
Acquisition‑Related (Benefit) Expense, Net
For the nine months ended September 30, 2013 and 2012, we incurred net acquisition-related benefits of $2.3 million and expenses of $0.7 million, respectively, representing changes in the fair value of contingent consideration liabilities from business acquisitions. See Note 9 "Fair Value Measurements."
Income from Operations
Income from operations decreased by $49.2 million to $62.4 million for the nine months ended September 30, 2013, as compared to $111.6 million for the nine months ended September 30, 2012. The decrease in income from operations for the nine months ended September 30, 2013, as compared to the prior year period, was primarily due to the decrease in gross profit of $136.4 million and the increase in selling, general and administrative expense of $33.4 million, partially offset by the decrease in marketing expense of $117.6 million. The favorable impact on income from operations from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2013 was $0.3 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, decreased by $7.7 million to $115.0 million for the nine months ended September 30, 2013, as compared to $122.7 million for the nine months ended September 30, 2012. The decrease in segment operating income was primarily attributable to an increase in segment operating expenses, partially offset by an increase in gross profit.
EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, decreased by $22.7 million to $74.5 million for the nine months ended September 30, 2013, as compared to $97.2 million for the nine months ended September 30, 2012. The decrease in segment operating income was primarily attributable to a decrease in gross profit, partially offset by a decrease in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, increased by $10.3 million to a loss of $40.2 million for the nine months ended September 30, 2013, as compared to a loss of $29.9 million for the nine months ended September 30, 2012. The increased segment operating loss was primarily attributable to a decrease in gross profit, partially offset by a decrease in segment operating expenses.
Other (Expense) Income, Net
Other (expense) income, net includes interest income on our cash and cash equivalents, interest expense on capital leases and foreign currency transaction gains and losses, primarily resulting from intercompany balances related to our foreign subsidiaries that are denominated in currencies other than their functional currencies. Other (expense) income, net was an expense, net of $9.8 million for the nine months ended September 30, 2013, as compared to income, net of $54.4 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, other income, net included a gain of $56.0 million resulting from the E-Commerce transaction, which is described in Note 4 "Investments." The change in other (expense) income, net was also due to increased foreign currency transaction losses for the nine months ended September 30, 2013, as compared to the prior year period.
Provision for Income Taxes
For the nine months ended September 30, 2013 and 2012, we recorded income tax expense of $62.7 million and $128.3 million, respectively.
The effective tax rate was 119.2% for the nine months ended September 30, 2013, as compared to 81.6% for the nine months ended September 30, 2012. The most significant factors impacting our effective tax rate for the nine months ended September 30, 2013 and 2012 were losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense. The effective tax rate for the nine months ended September 30, 2012 was also negatively impacted by the tax effects of the gain on the E-Commerce transaction, as described in Note 4 "Investments."
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
Non-GAAP Financial Measures
In addition to financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP financial measures: operating income excluding stock-based compensation and acquisition-related (benefit) expense, net, free cash flow and foreign exchange rate neutral operating results. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with U.S. GAAP. However, these measures are not intended to be a substitute for those reported in accordance with U.S. GAAP. These measures may be different from non-GAAP financial measures used by other companies, even when similar terms are used to identify such measures.
Operating income excluding stock-based compensation and acquisition-related (benefit) expense, net. Operating income excluding stock-based compensation and acquisition-related benefit, net is a non-GAAP financial measure that comprises the consolidated total of the segment operating income (loss) of our three segments, North America, EMEA and Rest of World. Stock‑based compensation expense and acquisition‑related (benefit) expense, net are excluded from segment operating income (loss) that we report under U.S. GAAP for our segments. Stock-based compensation expense is primarily a non-cash item. Acquisition-related (benefit) expense, net represents the change in the fair value of contingent consideration arrangements related to business combinations. We use consolidated operating income excluding stock-based compensation and acquisition-related (benefit) expense, net to allocate resources and evaluate performance internally.
We consider operating income excluding stock-based compensation and acquisition-related (benefit) expense, net to be an important measure for management to evaluate the performance of our business. We believe it is important to view operating income excluding stock-based compensation and acquisition-related (benefit) expense, net as a complement to our entire consolidated statements of operations. When evaluating our performance, you should consider operating income excluding stock-based compensation and acquisition-related (benefit) expense, net as a complement to other financial performance measures, including net (loss) income and our other U.S. GAAP results.
The following is a reconciliation of Operating income excluding stock-based compensation and acquisition-related (benefit) expense, net to the most comparable U.S. GAAP financial measure, "Income from operations," for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Income from operations	$13,812	$25,438	$62,402	$111,562
Adjustments:
Stock-based compensation(1)	26,870	22,619	89,223	77,706
Acquisition-related (benefit) expense, net(2)	(1,529)	2,431	(2,276)	744
Total adjustments	25,341	25,050	86,947	78,450
Operating income excluding stock-based compensation and acquisition-related (benefit) expense, net	$39,153	$50,488	$149,349	$190,012

(1)	Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing" on the condensed consolidated statements of operations.

(2)	Represents changes in the fair value of contingent consideration related to acquisitions made by the Company.
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
The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash (used in) provided by operating activities," for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net cash (used in) provided by operating activities	$(11,905)	$42,088	$40,157	$201,117
Purchases of property and equipment and capitalized software	(15,064)	(16,010)	(43,574)	(55,802)
Free cash flow	$(26,969)	$26,078	$(3,417)	$145,315

Net cash used in investing activities	$(26,444)	$(35,629)	$(72,985)	$(142,226)
Net cash (used in) provided by financing activities	$(8,970)	$2,707	$(26,253)	$18,590
Foreign exchange rate neutral operating results. Foreign exchange rate neutral operating results show current period operating results as if foreign currency exchange rates had remained the same as those in effect in the comparable prior year period. These measures are intended to facilitate comparisons to our historical performance. For a reconciliation of foreign exchange rate neutral operating results to the most comparable U.S. GAAP financial measure, see "Results of Operations" above.
Liquidity and Capital Resources
As of September 30, 2013, we had $1,139.9 million in cash and cash equivalents, which primarily consisted of cash, money market accounts and overnight securities.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows from operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. We generated positive cash flow from operations for the nine months ended September 30, 2013 and 2012, and we expect cash flow from operations to remain positive in the foreseeable future. We generally use this cash flow to fund our operations, make additional acquisitions, purchase capital assets, purchase treasury stock and meet our other cash operating needs. Cash flow from operations was $40.2 million and $201.1 million for the nine months ended September 30, 2013 and 2012, respectively.
We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2013 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of September 30, 2013, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $261.7 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
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

In order to support our overall global expansion, we expect to continue to make significant investments in our corporate facilities and technology development in future periods. During the nine months ended September 30, 2013, we acquired six businesses for an aggregate purchase price of $15.1 million, of which $6.3 million was paid for in cash (net of cash acquired), and we expect to continue to use cash to make strategic acquisitions.
We currently plan to fund these investments in our North America, EMEA and Rest of World segments with our available cash and cash equivalents balance and cash flows generated from the respective operations. We do not intend to pay dividends in the foreseeable future.
In August 2013, our Board of Directors authorized a share repurchase program.  Under the program, we are authorized to repurchase up to $300 million of our outstanding Class A common stock over the next 24 months.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.  We will fund the repurchases through cash on hand and future cash flow.  Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so. During the three and nine months ended September 30, 2013, we purchased 770,900 shares of Class A common stock for an aggregate purchase price of $9.0 million (including fees and commissions) under the share repurchase program.
Cash Flow
Our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$40,157	$201,117
Investing activities	(72,985)	(142,226)
Financing activities	(26,253)	18,590
Effect of changes in exchange rates on cash and cash equivalents	(10,351)	595
Net (decrease) increase in cash and cash equivalents	$(69,432)	$78,076
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
We believe that seasonal fluctuations will continue to impact our cash flows, particularly as a result of the growth of our Goods category. Our operating cash flows were adversely impacted by $72.3 million from the decrease in accrued merchant and supplier payables during the nine months ended September 30, 2013, which was primarily due to the timing of payments to suppliers of merchandise during the first quarter of 2013 after the seasonally high levels of Goods transactions in late 2012. In contrast, our operating cash flows benefited by a $53.9 million increase in accrued merchant and supplier payables during the nine months ended September 30, 2012, as we were experiencing more favorable growth rates in our Local category at that time and our Goods category was much smaller in late 2011. The cash flow impact of changes in accrued merchant and supplier payables during the nine months ended September 30, 2013 and 2012 was a primary driver of the $161.0 million reduction in cash provided by operating activities between those periods.
For the nine months ended September 30, 2013, our net cash provided by operating activities was $40.2 million, which consisted of a $139.0 million net increase for certain non-cash items, partially offset by an $88.7 million net decrease related to changes in working capital and other assets and liabilities and a $10.1 million net loss. The net adjustments for non-cash items include $89.2 million of stock-based compensation expense and $65.3 million of depreciation and amortization expense, partially offset by $12.1 million of excess tax benefits on stock-based compensation. The net decrease in cash resulting from changes in working capital activities primarily consisted of a $72.3 million decrease in accrued merchant and supplier payables, a $27.8 million decrease in accrued expenses and other current liabilities and a $25.9 million decrease in accounts payable, partially offset by a $13.1 million decrease in prepaid expenses and other current assets and a $9.0 million decrease in accounts receivable. The $72.3 million decrease in accrued merchant and supplier payables was primarily attributable to payments to suppliers of merchandise in early 2013 related to Goods transactions from November and December of 2012.
For the nine months ended September 30, 2012, our net cash provided by operating activities was $201.1 million, which consisted of a $116.2 million net increase related to changes in working capital and other assets and liabilities, a $55.9 million net increase for certain non-cash items and $29.0 million of net income. The net adjustments for non-cash items include $77.7 million of stock‑based compensation expense and $39.8 million of depreciation and amortization expense, partially offset by $56.0 million for the gain recognized on the E-Commerce transaction. The net increase in cash resulting from changes in working capital activities primarily consisted of a $68.0 million increase in accrued expenses and other current liabilities, a $53.9 million increase in accrued merchant and supplier payables, due to growth in the daily deals business, and a $13.2 million increase in accounts payable, partially offset by a $24.9 million increase in prepaid expenses and other current assets. The $68.0 million increase in accrued expenses and other current liabilities primarily reflected the significant increase in the number of employees, vendors, and customers resulting from the growth of the business during the nine months ended September 30, 2012.
Cash Used In Investing Activities
Cash used in investing activities primarily consists of capital expenditures, additional investments in subsidiaries, minority investments and acquisitions of businesses.
For the nine months ended September 30, 2013, our net cash used in investing activities of $73.0 million primarily consisted of $43.6 million in capital expenditures, including capitalized internal-use software, $19.6 million invested in subsidiaries and cost method investments, $6.3 million in net cash paid for business acquisitions, $2.0 million related to the settlement of the liability related to the purchase of additional interests in a consolidated subsidiary and $1.5 million for purchases of intangible assets.
For the nine months ended September 30, 2012, our net cash used in investing activities of $142.2 million primarily consisted of $55.8 million in capital expenditures, including capitalized internal-use software, $44.8 million in net cash paid for business acquisitions and $41.6 million invested in subsidiaries and investments.
Cash (Used in) Provided by Financing Activities
For the nine months ended September 30, 2013, our net cash used in financing activities of $26.3 million was driven primarily by taxes paid related to net share settlements of stock-based compensation awards of $26.5 million. We also paid $7.4 million for the purchase of treasury stock under the share repurchase program, as described above. Our net cash used in financing activities was also due to settlements of purchase price obligations related to acquisitions of $5.0 million, partnership distributions to noncontrolling interest holders of $4.3 million and payments of capital lease obligations of $1.0 million, partially offset by $12.1 million of excess tax benefits related to stock-based compensation and $6.6 million of proceeds from stock option exercises and our employee stock purchase plan.
For the nine months ended September 30, 2012, our net cash provided by financing activities of $18.6 million was driven primarily by excess tax benefits related to stock-based compensation of $24.6 million and proceeds from stock option exercises of $8.9 million, partially offset by taxes paid related to net share settlements of stock-based compensation awards of $7.6 million, cash paid out for contingent consideration liabilities initially recognized in purchase accounting of $4.3 million and partnership distributions to noncontrolling interest holders of $3.1 million.
Free Cash Flow
Free cash flow, a non-GAAP financial measure, was $(27.0) million and $26.1 million for the three months ended September 30, 2013 and 2012, respectively, and $(3.4) million and $145.3 million for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in free cash flow for the three months ended September 30, 2013, as compared to the prior year period, was primarily due to the $54.0 million decrease in our operating cash flows. The decrease in free cash flow for the nine months ended September 30, 2013, as compared to the prior year period, was primarily due to the $161.0 million decrease in our operating cash flows, partially offset by lower capital expenditures.  For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2013 did not materially change from the amounts set forth in our 2012 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2013.
Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2013.
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
For merchant payment arrangements that are structured under a redemption model, merchants are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all the gross billings. We record revenue from unredeemed Groupons and derecognize the related accrued merchant payable when our legal obligation to the merchant expires, which we believe is shortly after deal expiration in most jurisdictions that have payment arrangements structured under a redemption model. However, prior to the quarter ended September 30, 2012, we had historically concluded based on our interpretation of applicable German law that our obligation to merchants in that jurisdiction extended for three years. Due to a German tax ruling, which required us to remit value-added taxes (VAT) earlier on unredeemed Groupons, we began recognizing revenue from unredeemed Groupons in Germany shortly after deal expiration during the quarter ended September 30, 2012, consistent with most other jurisdictions. As a result, the quarter ended September 30, 2012 included an $18.5 million one-time increase to third party revenue, which represented the cumulative impact of deals in Germany for which, based on the German tax ruling, the Company's obligation to the merchant would have ended prior to the quarter ended September 30, 2012.
Direct revenue recognition
We evaluate whether it is appropriate to record the gross amount of our sales and related costs by considering a number of factors, including, among other things, whether we are the primary obligor under the arrangement, have inventory risk, and have latitude in establishing prices.
Direct revenue is derived primarily from selling products through our Goods category where we are the merchant of record. We are the primary obligor in these transactions, are subject to general inventory risk and have latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis, excluding any applicable taxes and net of estimated refunds. For purposes of evaluating whether product revenue should be recognized on a gross basis, unmitigated general inventory risk is a strong indicator of whether a seller has the risks and rewards of a principal to the sale transaction. U.S. GAAP specifies that general inventory risk exists if a seller either takes title to a product before that product is ordered by a customer (that is, maintains the product in inventory) or will take title to the product if it is returned by the customer (that is, back-end inventory risk) and the customer has a right of return. We have unmitigated general inventory risk on all of our direct revenue. Currently, that general inventory risk is primarily in the form of back-end inventory risk, as the amount of inventory that we maintain on hand has not been significant in relation to the amount of our direct revenue. However, we had $18.9 million of finished goods inventory on hand as of September 30, 2013, and in future periods we may increase the levels of inventory on hand for our Goods category. For Goods transactions where we are performing a service by acting as a marketing agent of the merchant, revenue is recorded on a net basis and is presented within third party revenue.
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
We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We evaluate the recoverability of goodwill using a two-step impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of September 30, 2013, our market capitalization of $7.5 billion substantially exceeded our consolidated net book value of $808.8 million.
Goodwill is tested for impairment at the reporting unit level. Prior to the second quarter of 2013, our four reporting units were North America, EMEA, Asia Pacific ("APAC") and Latin America ("LATAM"). As discussed in Note 11 "Segment Information," we changed the composition of our operating segments during the second quarter of 2013 to separate our former International segment between EMEA and Rest of World. As a result of this change in operating segments, our former EMEA reporting unit has been disaggregated into four new reporting units for goodwill impairment testing purposes: Southern EMEA, Western EMEA, Northern EMEA and Eastern/Central EMEA. Goodwill from the former EMEA reporting unit was reallocated to the four new EMEA reporting units based on their relative fair values.
Due to the establishment of the four new reporting units during the second quarter of 2013, we performed an interim goodwill impairment evaluation for those reporting units as of June 30, 2013. For the Southern EMEA and Northern EMEA reporting units, there was no impairment of goodwill because the fair value of those reporting units exceeded their carrying values. As of the June 30, 2013 testing date, liabilities exceeded assets for the Western EMEA and Eastern/Central EMEA reporting units. For reporting units with a negative book value (i.e., excess of liabilities over assets), qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test. Based on that evaluation, which included consideration of the significant growth of the businesses and improvement in their operating performance since they were acquired in May 2010, we determined that the likelihood of a goodwill impairment for the two reporting units with negative book values did not reach the more-likely-than-not threshold specified in U.S. GAAP. Accordingly, we concluded that the goodwill relating to the Western EMEA and Eastern/Central EMEA reporting units was not impaired as of June 30, 2013, and step two of the goodwill impairment test was not required to be performed. We also tested the former EMEA reporting unit for goodwill impairment immediately prior to the establishment of the four new reporting units and there was no impairment of goodwill because its fair value exceeded its carrying value.
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
For purposes of assessing whether it is more likely than not that our deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $767.6 million and $753.5 million as of September 30, 2013 and December 31, 2012, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. Consequently, we have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions. Due to our cumulative losses, we have recognized valuation allowances against deferred tax assets that are not supported by those objective sources of taxable income. As of September 30, 2013 and December 31, 2012, we have not recognized deferred tax assets without a valuation allowance when the only sources of taxable income are projected future earnings or tax planning strategies. For certain jurisdictions where applicable tax law imposes limitations that may prevent us from realizing our deferred tax assets through the scheduled reversal of taxable temporary differences, we have recorded valuation allowances in excess of the net deferred tax asset balances. A change in the assumptions used to assess the realizability of our deferred tax assets could cause an increase or decrease to the valuation allowance and, consequently, our effective tax rate, which could materially impact our results of operations.
As of September 30, 2013, the total valuation allowance against our deferred tax assets in the United States was approximately $21 million. We currently expect that by the end of 2013, the United States may no longer have a cumulative loss in the most recent three-year period. Based on the relevant facts and circumstances at that time, including our projected future earnings and applicable loss carryforward limitations, we may conclude that it is appropriate to release a portion of the valuation allowance for that jurisdiction.
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
We previously concluded that our cost method investment in F-tuan was other-than-temporarily impaired as of December 31, 2012, and the investment was written down to its fair value of $77.5 million at that time. During the three months ended September 30, 2013, we invested an additional $6.5 million in F-tuan, which increased the carrying amount of our investment as of September 30, 2013 to $84.0 million. For purposes of measuring the fair value of this investment as of September 30, 2013, we applied a discounted cash flow method, which is an income approach, and the resulting value was corroborated by a market approach. We used a discount rate of 31%, compared to a discount rate of 30% used in the December 31, 2012 fair value measurement, and we used the investee's financial projections for the remainder of the year ending December 31, 2013. However, we applied downward adjustments to the investee's financial projections for future years in the September 30, 2013 fair value measurement based on our expectations for the investee's future performance and related market conditions. The resulting fair value measurement of the investment in F-tuan was $82.5 million, as compared to its carrying amount of $84.0 million, as of September 30, 2013. The unrealized loss as a percentage of the investment’s carrying amount decreased from 10.8% as of June 30, 2013 to 1.9% as of September 30, 2013. This improvement was attributable to the August 2013 exchange transaction described in Note 4 "Investments," as our investment in common shares was exchanged for preferred shares that have a more senior position in F-tuan’s capital structure.
The factors that we considered in evaluating whether the unrealized loss as of September 30, 2013 constituted an other-than-temporary impairment included the severity of the impairment (i.e., an unrealized loss equal to 1.9% of the investment's carrying amount), the duration of the impairment of less than nine months and our intent to hold the investment for a sufficient period of time to allow for a recovery in fair value. Based on this assessment, which also considered other qualitative factors, we concluded that the investment was not other-than-temporarily impaired as of September 30, 2013. However, if the operating performance of the investee deteriorates significantly in future periods or if the investee obtains additional funding at a substantially lower valuation, it may be necessary to recognize an other-than-temporary impairment charge in earnings at that time.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Japanese yen and Brazilian real, which exposes us to foreign currency risk. For the three months ended September 30, 2013, we derived approximately 24.9% and 14.5% of our revenue from our EMEA and Rest of World segments, respectively. For the nine months ended September 30, 2013, we derived approximately 27.2% and 13.1% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of September 30, 2013 and December 31, 2012.
As of September 30, 2013, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $173.9 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $17.4 million. This compares to a $197.3 million working capital deficit subject to foreign currency exposure as of December 31, 2012, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $19.7 million. The primary difference between foreign currency exposure from December 31, 2012 to September 30, 2013 is due to fluctuations in foreign currencies against the U.S. Dollar during 2013 and improvements in the working capital deficit throughout the year.
Interest Rate Risk
Our cash and cash equivalents primarily consists of cash and money market funds. We currently do not have long-term borrowings except for $4.6 million of long-term capital lease obligations, which do not expose us to significant interest rate risk. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In November 2012, we purchased a convertible debt security issued by a nonpublic entity for $3.0 million, and have classified the security as available-for-sale. The interest rate risk on this security is not significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2013 and 2012.

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
Based on this evaluation, our management concluded that, as of September 30, 2013, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 6 "Commitments and Contingencies" of the Notes to the accompanying unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our revenue and operating results will continue to vary from quarter to quarter due to the rapidly evolving nature of our business. We believe that our revenue growth and ability to achieve and maintain profitability will depend, among other factors, on our ability to:

•	acquire new customers and retain existing customers;

•	attract new merchants and retain existing merchants who wish to offer deals through the sale of Groupons;

•	effectively address and respond to challenges in international markets;

•	expand the number, variety and relevance of products and deals we offer, particularly as we attempt to build a more complete local marketplace;

•	increase the awareness of our brand domestically and internationally;

•	provide a superior customer service experience for our customers and merchants;

•	respond to changes in consumer and merchant access to and use of the Internet and mobile devices;

•	effectively utilize Internet search engines to generate traffic to our websites;

•	react to challenges from existing and new competitors;

•	successfully achieve the anticipated benefits of business combinations or acquisitions; and

•	respond to seasonal changes in supply and demand.
Our strategy to become a complete local commerce marketplace may not be successful and may expose us to additional risks.
One of our key objectives is to expand upon our traditional daily deals business by building out a more extensive local commerce marketplace. This strategy has required us to devote significant resources to attracting and retaining merchants who are willing to run deals on a continuous basis with us in order to build a significant inventory for our customers, as well as continuing management focus and attention. We have accepted, and expect to continue to accept, a lower percentage of the gross billings from some of our merchants as we expand our marketplace. In addition, we are continuously refining our process for presenting the most relevant deals to our customers based on their personal preferences. If we are not successful in pursuing these objectives, our business, financial position and results of operations could be harmed.
If we are unable to successfully respond to changes in the market, our business could be harmed.
Our business grew rapidly in prior periods as merchants and consumers have increasingly used our marketplace. However,

this is a new market which we created in late 2008 and which has operated at a substantial scale for only a limited period of time. Given the limited history, we are constantly evolving our strategy and may not always be successful in doing so. For example, we experienced a decline in revenue from our EMEA and Rest of World segments during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. We expect that the market will evolve in ways which may be difficult to predict. For example, we believe that in some of our markets, including North America, investments in new customer acquisition are less productive and the continued growth of our revenue will require more focus on increasing or maintaining the rate at which our existing customers purchase Groupons and our ability to expand the number and variety of deals that we offer. It is also possible that merchants or customers could broadly determine that they no longer believe in the value of our current services or marketplace. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in our markets, our business, financial condition and results of operations could suffer a material negative impact.
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
We have historically focused our marketing spend on customer acquisition, and we have recently begun to also focus on activating new customers and retaining existing customers. While our marketing expense declined during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, we expect to increase our marketing spend in future periods as we attempt to continue to grow our customer base. If our assumptions regarding our marketing efforts and strategies prove incorrect, our ability to generate profits from our investments in new customer acquisitions may be less than we have assumed. In such case, we may need to increase expenses or otherwise alter our strategy and our results of operations could be negatively impacted.
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
We had an accumulated deficit of $767.6 million as of September 30, 2013. We anticipate that our profitability will be impacted as we continue to invest in our growth, through increased spending in some areas and through accepting a lower percentage of the proceeds from our deals, as we attempt to add more merchants to our marketplace. These efforts may prove more difficult than we currently anticipate, and we may not succeed in realizing the benefits of these efforts in a short time frame, or at all. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue could prevent us from attaining or increasing our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
Our accrued merchant and supplier payable balance decreased from $671.3 million as of December 31, 2012 to $591.5 million as of September 30, 2013, due primarily to our seasonally strong Goods business in the fourth quarter of 2012, which resulted in increased payments to merchants and suppliers during the first quarter of 2013 and a corresponding decline in our cash flows from operations. Our operating cash flows have been adversely impacted by lower growth in our Local category in recent periods. We have used the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer our merchants more favorable or accelerated payment terms or our revenue does not continue to grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
Our success is dependent upon our ability to provide a superior mobile experience for our customers, and our customers' continued ability to access our offerings through mobile devices.
In North America, over 50% of all transactions were completed on mobile devices during September 2013. During September 2013, over 40% of our transactions worldwide were completed on mobile devices. In order to continue to grow our mobile transactions, it is critical that our applications work well with a range of mobile technologies, systems, networks and standards. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices or use mobile devices that do not offer access to our mobile applications.
Our business depends on our ability to maintain and scale the network infrastructure necessary to send our emails and operate our websites, mobile applications and transaction processing systems, and any significant disruption in service on our email infrastructure, websites, mobile applications or transaction processing systems could result in a loss of subscribers, customers or merchants.
Subscribers access our deals through our websites and mobile applications, as well as via emails that are often targeted by location, purchase history and personal preferences. Our reputation and ability to acquire, retain and serve our current customers and potential customers are dependent upon the reliable performance of our websites, mobile applications, email delivery and transaction processing systems and the underlying network infrastructure. As our subscriber base and the amount of information shared on our websites and applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure to handle the traffic on our websites and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our subscriber base or the amount of traffic and transactions on our websites and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or otherwise (including spam filters preventing emails from reaching subscribers), could affect the security or availability of our websites and applications, and prevent our subscribers from accessing our services. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential subscribers and merchants, which could harm our operating results and financial condition.
In addition, a substantial portion of our network infrastructure is hosted by third party providers. Any failure of these providers to handle existing or increased traffic and transactions could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide.
If our emails are not delivered and accepted by email providers, or are routed by email providers in a less favorable way than other emails, our business may be substantially harmed.
If email providers implement new or more restrictive email delivery policies it may become more difficult to deliver emails to customers. For example, certain email providers have started to categorize emails as "promotional," and these emails are directed to an alternate section of a customer’s inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to customers in a manner compatible with email providers’ email handling or authentication technologies, our operating results and financial condition could be substantially harmed. In addition, if we are placed on "spam" lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our ability to contact customers through email could be significantly restricted.
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
We purchase much of the merchandise that we offer for sale to our customers, and we expect to increase the percentage of merchandise that we offer directly for sale as compared to merchandise that our customers purchase directly from third parties. The demand for products can change for a variety of reasons, including customer preference, quality, seasonality, and the perceived value from customers of purchasing the product through us. In addition, this is a new business for us, and therefore we have a limited historical basis upon which to predict customer demand for the products. If we are unable to adequately predict customer demand and efficiently manage our inventory, we could either have an excess or a shortage of inventory, either of which would have a material adverse effect on our business.
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
In operating a global online business, we and our third party service providers maintain significant proprietary information and manage large amounts of personal data and confidential information about our employees, customers and merchants.  Because of our high profile and the number of customer records we maintain, we and the third party providers are at an increased risk of attacks on our systems.
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
Our business, like that of our merchants, may be subject to some degree of sales seasonality. As the growth of our business stabilizes, these seasonal fluctuations may become more evident. Seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. For example, we experienced a $72.3 million decline in operating cash flows during the nine months ended September 30, 2013 as the result of a decrease in accrued merchant and supplier payables, primarily due to the timing of payments to suppliers of merchandise after the seasonally high levels of Goods transactions in the fourth quarter of 2012. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our common stock.
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
Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of November 5, 2013, our founders, Eric Lefkofsky, Bradley Keywell and Andrew Mason control 100% of our outstanding Class B common stock and, based on information available to us, approximately 28.8% of our outstanding Class A common stock, representing approximately 53.8% of the voting power of our outstanding capital stock. Messrs. Lefkofsky, Keywell and Mason will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2013, we issued 152,569 shares of Class A common stock to settle certain liability-classified subsidiary stock-based compensation awards.
On September 17, 2013, we acquired all of the outstanding capital stock of SideTour, Inc. ("SideTour"). In connection with the closing of this transaction, we issued an aggregate of 276,217 shares of Class A common stock as consideration to the stockholders of SideTour.

These issuances of shares of Class A common stock were exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) or Regulation D of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The stockholders who received shares of our Class A common stock made representations to us as to their accredited investor status and as to their investment intent and financial sophistication. Appropriate legends were placed upon any book-entry entitlements issued with respect to such shares of Class A common stock.

Issuer Purchases of Equity Securities
On August 5, 2013, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase up to $300 million of our outstanding Class A common stock over the next 24 months.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.  We will fund the repurchases through cash on hand and future cash flow.  Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so. During the three months ended September 30, 2013, we purchased 770,900 shares of Class A common stock for an aggregate purchase price of $9.0 million (including fees and commissions) under the share repurchase program. A summary of our Class A common stock repurchases during the three months ended September 30, 2013 under the repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
September 1-30, 2013	770,900	$11.67	770,900	$291,000,000
ITEM 5. OTHER EVENTS
On June 13, 2013, as previously reported on a Form 8-K filed on June 18, 2013, a proposal to approve an amendment to the Groupon, Inc., 2011 Incentive Plan (the "2011 Plan") passed with the following vote:

	For	Against	Abstentions	Broker Non-Votes
Approval of amendment to the 2011 Plan	804,179,727	39,715,893	80,174	106,317,259
However, because this proposal was the subject of a pending lawsuit, the Company did not certify the results. The lawsuit has been settled in part, and on November 5, 2013, the vote on this proposal was certified. Accordingly, the amendment to the 2011 Plan is effective as of November 5, 2013.
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November 2013.

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