Form 10-K
period 2013-12-31
Groupon, Inc.
filed 2014-02-21
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

312-334-1579
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

Yes  ☒         No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer ☒                           Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes         No  ☒

As of June 30, 2013, the aggregate market value of shares held by non-affiliates of the registrant was $3,972,482,199 based on the number of shares of Class A common stock held by non-affiliates as of June 30, 2013 and based on the last reported sale price of the registrant's Class A common stock on June 30, 2013.

As of February 18, 2014, there were 680,837,504 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2014, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

______________________________________________________

PART I
FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A: Risk Factors" of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1: BUSINESS
Overview
Groupon is a global leader in local commerce, making it easy for people around the world to search and discover great businesses and merchandise. Our vision is to become the starting point for mobile commerce, with the world's largest marketplace of unbeatable deals. We want Groupon to be the destination that our customers check first when they are out and about; the place they start when they are looking to buy just about anything, anywhere, anytime. By leveraging our global relationships and scale, we offer consumers deals on things to eat, see, do and buy in 48 countries.
We operate online local marketplaces throughout the world that connect merchants to consumers by offering goods and services at a discount. Our operations are organized into three principal segments: North America, which represents the United States and Canada, EMEA, which is comprised of Europe, the Middle East and Africa, and the remainder of our international operations ("Rest of World"). We offer deals on goods and services in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). We act as a third party marketing agent by selling vouchers ("Groupons") that can be redeemed for products or services with a merchant. We also sell merchandise directly to customers in transactions for which we are the merchant of record. Customers access our deal offerings through our mobile platform, our websites and email.
Our results from 2013 include the following:

•
Gross billings increased to $5.8 billion in 2013, as compared to $5.4 billion in 2012. In 2013, 49.5%, 34.5% and 16.0% of our gross billings was generated in North America, EMEA and Rest of World, respectively, as compared to 44.1%, 35.8% and 20.1% in 2012. Gross billings represent the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings differs from our revenue, which is presented net of the merchant's share of the transaction price for transactions in which we act as a third party marketing agent. Gross billings and revenue are the same for transactions in which we sell merchandise directly to customers as the merchant of record.

•
Revenue increased to $2.6 billion in 2013, as compared to $2.3 billion in 2012. In 2013, 59.1%, 28.9% and 12.0% of our revenue was generated in North America, EMEA and Rest of World, respectively, as compared to 49.9%, 34.5% and 15.6% in 2012.

•
Income from operations decreased to $75.8 million in 2013 from $98.7 million in 2012. Lower margins on our deals in 2013 contributed to this decrease, as we have been willing to accept lower margins to improve the quality and increase the number of deals offered to customers and to expand our online marketplaces.

•
The number of active customers, which is defined as customers who have made a purchase on our platform within the last twelve months, increased to 44.9 million as of December 31, 2013 from 41.0 million as of December 31, 2012.

•	As of December 31, 2013, we have featured more than 650,000 merchants since our inception.
We are a Delaware corporation, incorporated on January 15, 2008 under the name "ThePoint.com, Inc." We started Groupon in October 2008 and officially changed our name to Groupon, Inc. by filing an amended certificate of incorporation on June 16, 2009. Our principal executive offices are located at 600 West Chicago Avenue, Suite 400, Chicago, Illinois 60654, and our telephone number at this address is (312) 334-1579. Our website is www.groupon.com. Information contained on our website is not a part of this Annual Report on Form 10-K. We completed our initial public offering in November 2011, and our Class A common stock is listed on the Nasdaq Global Select Market under the symbol "GRPN."
GROUPON, the GROUPON logo and other GROUPON-formative marks are trademarks of Groupon, Inc. in the United States or other countries. This Annual Report on Form 10-K also includes other trademarks of Groupon and trademarks of other persons.
Our Strategy
Our primary objective is to become an essential part of everyday local commerce for consumers and merchants. Key elements of our strategy include the following:

Become the starting point for mobile commerce. We believe that Groupon is well positioned to be a leader in the world of mobile commerce. During 2013, we continued to invest in our mobile technology in order to attempt to capitalize on the growing trend of consumers making purchases through smartphones and tablets. In December 2013, nearly 50% of our global transactions were completed on mobile devices, and nearly 70 million people have now downloaded our mobile applications worldwide. We intend to continue making investments in mobile technology and marketing to help grow our mobile transaction volume and help increase customer awareness of their ability to access our offerings on mobile devices.
Redefine local commerce. Groupon seeks to bring the power of the Internet to local commerce, serving as an important source of subscriber acquisition for local merchants. To accomplish this, we are focused on growing our base of active customers by offering a variety of quality deals and focusing on customer satisfaction. We believe that one of the primary causes of customer dissatisfaction is when the promotional value of a voucher expires before the customer has been able to redeem it. Our efforts to reduce expirations include building our online commerce marketplaces, where merchants generally have a continuous presence for an extended period of time, and customers can wait until they are ready to use a voucher before making a purchase, rather than making a purchase decision in response to a limited-time offer when they may not intend to use the voucher in the near term. We are also in the process of developing functionality to improve the redemption process for customers.
Grow our local commerce marketplaces. We are in the process of transforming our business from a "push" model that primarily generates demand by emailing offers to customers to more of a demand fulfillment, or "pull," model that enables customers to search for goods and services through online local marketplaces that they can access through our websites and mobile applications. By continuing to develop and expand these marketplaces, we are seeking to provide customers in each of our markets with a single place where they can go to search for and discover great deals on offerings from local merchants, merchandise and travel. We have increased our active deal counts from approximately 1,000 deals available worldwide at the time of our initial public offering in the fourth quarter of 2011 to more than 140,000 deals available worldwide as of the end of the fourth quarter of 2013.
Enhance the email experience. While an increasing percentage of transactions on our platform are occurring on mobile devices and our websites, email generates a significant proportion of our transaction volume, and we expect that it will continue to do so in the future. We continue to refine our use of targeting technology that enables us to distribute deals to current and potential customers based on their location and personal preferences. Our targeting technology is also used to inform our search engine marketing and other transactional marketing spending that may attract potential customers who have not yet subscribed to our emails, downloaded our mobile applications or purchased a Groupon. In addition to email, we also use this targeting technology for push notifications on mobile devices.
Continue to build out our categories. Although Groupon began by offering only daily deals from local merchants, our platform has evolved over time into three primary categories: Local, Goods and Travel. Within those primary deal categories are a variety of subcategories, such as food and drink, events and activities, beauty and spa, home improvement, electronics and apparel. We intend to continue to build out our categories and subcategories by actively pursuing opportunities that would enable us to expand our deal offerings. See the "Categories" section below for additional information.
Globalize our platforms and processes. Because our international expansion was accomplished primarily through acquisitions, we inherited different technology platforms and business processes. We have launched a company-wide program that is aimed at streamlining our technology platforms and processes. We are also continuing to roll out a number of internal tools aimed at increasing our efficiency, including, for example, internal tools used by our salespeople to support their efforts in obtaining quality deal offerings for our marketplaces. In addition, we are increasingly automating our support functions in order to improve the overall efficiency of our business operations.
Our Business
Groupon operates online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services at a discount. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including online advertising, paid telephone directories, direct mail, newspaper, radio, television and other promotions. By bringing the brick and mortar world of local commerce onto the Internet, Groupon is helping local merchants to attract customers and sell goods and services. We provide consumers with savings and help them discover what to do, eat, see, buy and where to travel.
We earn revenue from deals where we act as a third party marketing agent by selling vouchers that can be redeemed for goods or services with a merchant. Our third party revenue from those transactions is the purchase price paid by the customer for the voucher less an agreed upon portion of the purchase price paid to the featured merchants, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. We also earn revenue by selling merchandise directly to customers in transactions for which we are the merchant of record. Our direct revenue from those transactions is the purchase price paid by the customer, excluding applicable taxes and net of estimated refunds.
Our business model continues to evolve from primarily an email-based "push" model with a limited number of deals offered at any given time to also include more extensive online "pull" marketplaces, particularly in North America, where customers can come to Groupon and search for deals on goods and services. These marketplaces are accessible through our websites and mobile applications, including through localized groupon.com sites in many countries.
On January 2, 2014, we acquired LivingSocial Korea, Inc. ("LS Korea"), a Korean corporation and holding company of Ticket Monster Inc. ("Ticket Monster"), for total consideration of $100.0 million cash and 13,825,283 shares of Class A common stock with an acquisition date fair value of $162.9 million.  Ticket Monster, which has approximately 1,000 employees, is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster will be reported within our Rest of World segment beginning in 2014.  For the nine months ended September 30, 2013, LS Korea, excluding a Malaysian subsidiary that we did not acquire, had gross billings of $572.7 million, revenue of $78.5 million and an operating loss of $38.7 million.
On January 13, 2014, we acquired Ideeli, Inc. ("Ideeli"), a fashion flash site based in the United States. Ideeli is focused on women's fashion apparel, accessories and home décor, and the operations of Ideeli will be reported within our North America segment beginning in 2014.
Categories
Local Deals. Our Local category includes deals with local merchants, deals with national merchants and local events. We offer deals for local merchants across multiple subcategories, including food and drink, events and activities, beauty and spa, health and fitness, home and garden and automotive. In the United States, customers can book reservations at selected restaurants through our website and mobile applications. National merchants also have used our marketplaces as an alternative to traditional marketing and brand advertising. Although our business today is weighted toward deals from local merchants, we are increasingly using national deals to build our brand awareness, acquire new customers and generate additional revenue. In 2013, we featured deals from a number of well-known national merchants across our North American markets, including Starbucks, Gap, Target, Saks and Sam's Club. In addition to national deals, Freebies, our coupon offering that was launched in 2013, gives customers the ability to access coupons from thousands of retailers. GrouponLive is a partnership with LiveNation whereby Groupon serves as a local resource for LiveNation events and clients of its global ticketing business, Ticketmaster.
Groupon Goods. Our Goods category offers customers the ability to find deals on merchandise across multiple product lines, including electronics, sporting goods, jewelry, toys, home and apparel. As the Goods category continues to grow, we expect that we will continue to add new brands to our platform in order to expand our offerings.
In our Goods category, we earn direct revenue from transactions in which we sell products directly to customers and serve as the merchant of record, as well as third party revenue from transactions in which we act as a third party marketing agent and sell vouchers that can be redeemed for products with a merchant. Our Goods transactions in North America are primarily direct revenue deals and, beginning in September 2013, a significant portion of our Goods transactions in EMEA were direct revenue deals as well. Goods transactions in EMEA prior to September 2013 and in our Rest of World segment have primarily been third party revenue deals.
In order to attempt to reduce costs and improve the customer experience, we are focused on streamlining our order fulfillment process for Goods. For example, we entered into a lease for a fulfillment center in August 2013 and began processing inventory through that facility on a limited basis during the fourth quarter. While we intend to open additional fulfillment centers in future periods, a majority of our fulfillment operations continue to be outsourced through third party logistics providers at the present time.
Groupon Getaways. Through our Getaways category, we feature travel offers, including hotels, airfare and package deals covering both domestic and international travel. For many of our travel deals, the customer must contact the merchant directly to make their travel reservation after purchasing the travel voucher from us. However, for some of our hotel deals, we take room reservations directly through our websites. During 2013, we began featuring market-rate hotel offers within some of our local commerce marketplaces that customers can reserve at regular room rates if they are unable to find a discounted hotel offer that meets their travel needs.

Other. We also offer tools that merchants can use to operate their businesses more efficiently, which we refer to as our "merchant operating system." These tools include Payments, our credit card payment processing service, and Breadcrumb, our point-of-sale solution.
Distribution
We distribute our deals to customers primarily through three channels: our mobile platform, our websites and email. Our mobile platform consists of apps and mobile websites, which we currently offer on iPhones, iPads, Android, Blackberry and Windows devices. Our emails deliver deals to our subscribers based on their location and personal preferences.
Mobile Applications. Consumers are increasingly accessing our deals through our mobile applications, as well as through mobile browsers. These applications enable consumers to browse, purchase, manage and redeem deals on their mobile devices. In addition, in our North American markets, consumers have a "Nearby" tab, which shows the deals that are closest to the consumer's location. In December 2013, nearly 50% of our global transactions were completed on mobile devices, and nearly 70 million people have now downloaded our mobile applications worldwide.
Websites. In 2013, we redesigned our North American website and enhanced its search capabilities as part of our efforts to improve the overall customer experience. We also introduced a new home page in North America that presents personalized offerings each day, based on the user's preferences and the deals that we have available. In 2014, we plan to roll out these website enhancements to many of our international markets.
Email. In North America and most of our international markets, we use targeting technology to distribute deals to current and potential customers based on their locations and personal preferences. A subscriber who clicks on a deal within an email is directed to our website or mobile application to learn more about the deal and make a purchase.
Other. We have established an affiliate program that utilizes third parties to promote our deals online. Affiliates earn commissions when customers access our deals through links on their websites and make purchases. We expect to continue to leverage affiliate relationships to extend the distribution of our deals to a broad base of potential customers. We also publish our deals through various social networks, and our notifications are adapted to the particular format of each of these social networking platforms. Our website and mobile application interfaces enable our consumers to push notifications of our deals to their personal social networks.
Marketing
Marketing is the primary method by which we acquire customers. While our marketing spend has decreased, both in absolute dollars and as a percentage of revenue, during the year ended December 31, 2013, as compared to the prior year, marketing remains an important element of our business operations. Online marketing consists of search engine marketing, display advertisements, referral programs and affiliate marketing. Our offline marketing programs have included traditional television, billboard and radio advertisements, public relations and sponsored events to increase our visibility and build our brand. Our marketing activities also include elements that are not presented as "Marketing" on our consolidated statements of operations, such as order discounts, free shipping on merchandise sales and accepting lower margins on our deals.
Sales and Operations
Our sales force includes over 4,800 merchant sales representatives and sales support staff, who build merchant relationships and provide local expertise. Our North American merchant sales representatives and support staff are primarily based in our offices in Chicago, and our international merchant sales representatives and support staff work from our international offices. Our quarterly global sales and sales support headcount from March 31, 2012 through December 31, 2013 was as follows:

	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
North America	1,421	1,357	1,209	1,287	1,151	1,230	1,139	1,194
EMEA	1,777	1,760	1,807	1,740	1,983	2,178	2,538	2,704
Rest of World	1,636	1,684	1,663	1,539	1,543	1,679	1,910	1,837
Total	4,834	4,801	4,679	4,566	4,677	5,087	5,587	5,735

The number of sales representatives is higher as a percentage of revenue in our EMEA and Rest of World segments due to the need to have separate sales organizations for most of the different countries in which we operate. Due to local economic conditions, however, the average cost of each sales representative is lower in most countries in our EMEA and Rest of World segments as compared to the costs in our North America segment.
Other key operational functions include city planners, editorial, merchant services, customer service, technology and logistics. City planners work with sales teams to optimize deal structure and pricing and manage the category, discount and geographic mix, as well as the cadence of deals in their respective markets. Our editorial department is responsible for creating the written and visual content on the deals we offer. Merchant services representatives work with merchants to plan for increased customer traffic before a deal is offered and serve as an ongoing point of contact for the merchant over the term of a deal. Our customer service department is responsible for answering questions received via phone, email and on public discussion boards regarding purchases, shipping status, returns and other areas of customer inquiry. Our technology team is focused on the design and development of new features and products, maintenance of our websites and development and maintenance of our internal operations systems. Logistics personnel are responsible for managing the flow of merchandise inventory from suppliers to our customers.
Our websites are hosted at a U.S. data center in Santa Clara, California and international data centers in Asia and Europe. Our data centers host our public-facing websites and applications, as well as our back-end business intelligence systems. We employ industry standard security practices to protect and maintain the systems located at our data centers. We have invested in intrusion and anomaly detection tools to try to recognize intrusions to our websites. We engage independent third-party Internet security firms to regularly test the security of our websites and identify vulnerabilities. In financial transactions between our websites and our customers, we use industry standard (SSL) Secure Socket Layer to provide encryption in transferring data.
Competition
Since our inception, a substantial number of competitors have emerged around the world attempting to replicate our business model, from very small startups to some of the largest companies in the world. Some of our competitors offer deals as an add-on to their core business, and others have adopted a business model similar to ours. As we expand our business into additional categories and subcategories, we compete with online and offline merchants offering similar products and services. We also compete with businesses that focus on our payment processing and point-of-sale merchant offerings. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services. We believe the principal competitive factors in our market include the following:

•	size of active customer base and breadth merchant relationships;

•	mobile penetration;

•	understanding of local business trends;

•	ability to structure deals to generate positive return on investment for merchants; and

•	strength and recognition of brand.
Although we believe that we compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us over time. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than we do. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services.
Seasonality
We believe that some of our offerings experience seasonal buying patterns mirroring that of the larger consumer and e-commerce markets, where demand declines during customary summer vacation periods and increases during the fourth quarter holiday season. We believe that this seasonality pattern has affected, and we expect will continue to affect, our business and quarterly sequential revenue growth rates. We recognized 29.9%, 27.3%, and 30.6% of our annual revenue during the fourth quarter of 2013, 2012 and 2011, respectively.
Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. As a company in a new and rapidly innovating industry, we are exposed to the risk that many of these laws may evolve or be interpreted by regulators or in the courts in ways that could materially affect our business. These laws and regulations may involve taxation, unclaimed property, intellectual property, product liability, travel, distribution, electronic contracts and other communications, competition, consumer protection, the provision of various online payment and point of sale services, employee, merchant and customer privacy and data security or other areas.
The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act"), as well as the laws of most states, contain provisions governing gift cards, gift certificates, stored value or pre-paid cards or coupons ("gift cards"). Groupon vouchers may be included within the definition of "gift cards" under many laws. In addition, certain foreign jurisdictions have laws that govern disclosure and certain product terms and conditions, including restrictions on expiration dates and fees that may apply to Groupon vouchers as well as warranty requirements. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments that could affect us, and our global operations may be constrained by regulatory regimes and laws in Europe and other jurisdictions outside the United States that may be more restrictive and adversely impact our business.
Various U.S. laws and regulations, such as the Bank Secrecy Act, the Dodd-Frank Act, the USA PATRIOT Act and the CARD Act impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. These laws and regulations broadly define financial institutions to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value. Requirements imposed on financial institutions under these laws include customer identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations.
Intellectual Property
We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.
                In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, trade dress, domain names and patents to protect our intellectual property.  As of December 31, 2013, Groupon and its related entities owned a number of trademarks and servicemarks registered or pending in the United States and internationally.  In addition, as of December 31, 2013, we owned a number of issued U.S. patents, had additional pending patent applications, and owned copyright registrations.
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
Employees
    As of December 31, 2013, there were 3,362 employees in our North America segment, consisting of 1,421 sales representatives and 1,941 corporate, operational and customer service representatives, 3,695 employees in our EMEA segment, consisting of 1,777 sales representatives and 1,918 corporate, operational and customer service representatives, and 4,226 employees in our Rest of World segment, consisting of 1,636 sales representatives and 2,590 corporate, operational and customer service representatives. On January 2, 2014, we acquired Ticket Monster, with approximately 1,000 employees who will be included within our Rest of World segment beginning in 2014.
Officers
The following table sets forth information about our executive officers as of December 31, 2013:

Name	Age	Position

Eric Lefkofsky	44	Co-Founder, Chief Executive Officer and Director
Jason Child	45	Chief Financial Officer
Jeffrey Holden	45	Senior Vice President-Product Management
Kal Raman	45	Chief Operating Officer
David Schellhase	50	General Counsel
Brian Stevens	39	Chief Accounting Officer
Eric Lefkofsky is a co-founder of the Company, has served as the Company's Executive Chairman since its inception until August 5, 2013, and served in the Office of the Chief Executive from February 28, 2013 until his appointment to Chief Executive Officer on August 5, 2013. Mr. Lefkofsky is a co-founder of Echo Global Logistics, Inc. (NASDAQ: ECHO) and served on its board of directors from February 2005 to December 2012. Mr. Lefkofsky is the co-founder of InnerWorkings, Inc. (NASDAQ: INWK) and served on its board of directors from August 2008 to October 2012. In 2008, Mr. Lefkofsky co-founded Lightbank LLC, a private investment firm specializing in information technology companies, and has served as a manager since that time. In April 2006, Mr. Lefkofsky co-founded MediaBank, LLC (now Media Ocean), an electronic exchange and database that automates the procurement and administration of advertising media, and has served as a director or manager since that time. Mr. Lefkofsky also serves on the board of directors of Children's Memorial Hospital, the board of trustees of the Steppenwolf Theatre, the board of trustees of the Art Institute of Chicago and the board of trustees of the Museum of Science and Industry. Mr. Lefkofsky also serves on the board of directors of World Business Chicago. Mr. Lefkofsky is an Adjunct Professor at the University of Chicago Booth School of Business. Mr. Lefkofsky holds a bachelor's degree from the University of Michigan and a Juris Doctor degree from the University of Michigan Law School.
Jason Child has served as our Chief Financial Officer since December 2010. From March 1999 through December 2010, Mr. Child held several positions with Amazon.com, Inc. (NASDAQ: AMZN), including Vice President of Finance, International from April 2007 to December 2010, Vice President of Finance, Asia from July 2006 to July 2007, Director of Finance, Amazon Germany from April 2004 to July 2006, Director of Investor Relations from April 2003 to April 2004, Director of Finance, Worldwide Application Software from November 2001 to April 2003, Director of Finance, Marketing and Business Development from November 2000 to November 2001 and Global Controller from October 1999 to November 2000. Prior to joining Amazon.com, Mr. Child spent more than seven years as a C.P.A. and a consulting manager at Arthur Andersen. Mr. Child received his Bachelor of Arts from the Foster School of Business at the University of Washington.
Jeffrey Holden has served as our Senior Vice President-Product Management since April 2011 and has resigned from that position effective March 18, 2014. In 2006, Mr. Holden co-founded Pelago, Inc. and served as its Chief Executive Officer until Groupon acquired Pelago in April 2011. Prior to co-founding Pelago, Mr. Holden held several positions at Amazon.com, Inc. (NASDAQ: AMZN), including Senior Vice President, Worldwide Discovery, from March 2005 to January 2006, Senior Vice President, Consumer Applications, from April 2004 to March 2005, Vice President, Consumer Applications, from April 2002 to April 2004, and Director, Automated Merchandising and Discovery from February 2000 to April 2002. Mr. Holden joined Amazon.com in May 1997 as Director, Supply Chain Optimization Systems. Mr. Holden received his Bachelor of Science and Master of Science degrees in Computer Science from the University of Illinois at Urbana‑Champaign.
Kal Raman (also known as Kalyanaraman Srinivasan) joined the Company in May 2012 as its Senior Vice President, Americas, in August 2012 was promoted to Senior Vice President, Global Operations, and then subsequently had his title changed to Chief Operating Officer. Mr. Raman previously worked for eBay Inc., first as a consultant from December 2011 to March 2012 and then as Vice President, Global Fulfillment during April 2012. Prior to that, Mr. Raman was the Chief Executive Officer of KUE Digital, a company that was wholly owned by Knowledge Universe Education LLC, from October 2006 to February 2007, and then KUE Digital was subsequently renamed and incorporated as Global Scholar, an enterprise education software company, in February 2007 and Mr. Raman served as the Chief Executive Officer of Global Scholar from its inception until September 2011.

Mr. Raman then served as a consultant to Global Scholar from September 2011 until February 2012. Mr. Raman has also served as Chief Executive Officer of Drugstore.com and as an executive at Amazon.com, Inc. earlier in his career.
David Schellhase has served as our General Counsel since June 2011. From March 2010 to May 2011, Mr. Schellhase served as Executive Vice President, Legal of salesforce.com, inc. (NYSE: CRM). From December 2004 to March 2010, Mr. Schellhase served as the Senior Vice President and General Counsel of salesforce.com, and he served as Vice President and General Counsel of salesforce.com from July 2002 to December 2004. From December 2000 to June 2002, Mr. Schellhase was an independent legal consultant and authored a treatise entitled Corporate Law Department Handbook. Previously, he served as General Counsel at Linuxcare, Inc., The Vantive Corporation and Premenos Technology Corp. Mr. Schellhase received a Bachelor of Arts from Columbia University and a Juris Doctor from Cornell University.
Brian Stevens has served as our Chief Accounting Officer since September 2012. Mr. Stevens spent 16 years with KPMG LLP, most recently as an audit partner from October 2007 through August 2012. Mr. Stevens spent five years in KPMG's Department of Professional Practice (April 2003 to June 2006 and July 2008 to June 2010) and was a practice fellow at the Financial Accounting Standards Board from July 2006 through June 2008. Mr. Stevens is a member of the American Institute of Certified Public Accountants and serves on its Financial Reporting Executive Committee (FinREC). Mr. Stevens received his Bachelor of Science from the University of Illinois at Urbana-Champaign.
Available Information
The Company electronically files reports with the SEC. The public may read and copy any materials the Company has filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company's website (www.groupon.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests it. The Company's Code of Conduct, Corporate Governance Guidelines and committee charters are also posted on the site.
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
Our revenue and operating results will continue to vary from quarter to quarter due to the rapidly evolving nature of our business. We believe that our revenue growth and ability to achieve and maintain profitability will depend, among other factors, on our ability to:

•	acquire new customers and retain existing customers;

•	attract new merchants and retain existing merchants who wish to offer deals through the sale of Groupons;

•	effectively address and respond to challenges in international markets;

•	expand the number, variety and relevance of products and deals we offer, particularly as we attempt to build a more complete local marketplace;

•	increase the awareness of our brand domestically and internationally;

•	successfully achieve the anticipated benefits of business combinations or acquisitions, including our acquisitions of Ticket Monster and Ideeli;

•	provide a superior customer service experience for our customers and merchants;

•	respond to changes in consumer and merchant access to and use of the Internet and mobile devices;

•	react to challenges from existing and new competitors; and

•	respond to seasonal changes in supply and demand.
In addition, our margins and profitability may depend on our product sales mix, our geographic revenue mix and merchant pricing terms. For example, sales in our Goods category, which typically carry lower margins than sales in our Local category, have grown faster in some recent periods, which has resulted in lower margins and profitability during those periods. Accordingly, our profitability may vary significantly from quarter to quarter.
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
Our business grew rapidly in prior periods as merchants and consumers have increasingly used our marketplace. However, this is a new market which we created in late 2008 and which has operated at a substantial scale for only a limited period of time. Given the limited history, we are constantly evolving our strategy and may not always be successful in doing so. For example, we experienced a decline in revenue from our EMEA and Rest of World segments during the year ended December 31, 2013, as compared to the year ended December 31, 2012. We expect that the market will evolve in ways which may be difficult to predict. For example, we believe that in some of our markets, including North America, investments in new subscriber acquisition are less productive and the continued growth of our revenue will require more focus on increasing or maintaining the rate at which our existing customers purchase Groupons and our ability to expand the number and variety of deals that we offer. It is also possible that merchants or customers could broadly determine that they no longer believe in the value of our current services or marketplace. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in our markets, our business, financial condition and results of operations could suffer a material negative impact.
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

selling, distance selling, bulk emailing, privacy and data protection, banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, cause unanticipated compliance expenses or limit our ability to enforce contractual obligations;

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
We historically focused our marketing spend on subscriber acquisition, but have shifted our focus to customer activation and mobile application downloads. While our marketing expense declined during the year ended December 31, 2013, as compared to the year ended December 31, 2012, we expect to increase our marketing spend in future periods as we attempt to continue to grow our active customer base and increase mobile application downloads. If our assumptions regarding our marketing efforts and strategies prove incorrect, our ability to generate profits from our investments may be less than we have assumed. In such case, we may need to increase expenses or otherwise alter our strategy and our results of operations could be negatively impacted.
If we fail to retain our existing customers or acquire new customers, our revenue and business will be harmed.
We must continue to retain and acquire customers that make purchases on our platform in order to increase revenue and achieve consistent profitability. As our customer base continues to evolve, it is possible that the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the loss of existing customers and the costs associated with acquiring and retaining customers. If customers do not perceive our offerings to be attractive or if we fail to introduce new and more relevant deals, we may not be able to retain or acquire customers at levels necessary to grow our business and profitability. If we are unable to acquire new customers in numbers sufficient to grow our business and offset the number of existing active customers that cease to make purchases, the revenue we generate may decrease and our operating results will be adversely affected.
Our future success depends upon our ability to retain and add high quality merchants.
We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms through our marketplace and provide our customers with a good experience. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. In addition, if we are unsuccessful in our efforts to introduce services to merchants as part of our local commerce operating system, we will not experience a corresponding growth in our merchant pool sufficient to offset the cost of these initiatives. We must continue to attract and retain merchants in order to increase revenue and profitability. If new merchants do not find our marketing and promotional services effective, or if existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profits, they may stop making offers through our marketplace. In addition, we may experience attrition in our merchants in the ordinary course of business resulting from several factors, including losses to competitors and merchant closures or bankruptcies. If we are unable to attract new merchants in numbers sufficient to grow our business, or if too many merchants are unwilling to offer products or services with compelling terms through our marketplace or offer favorable payment terms to us, our operating results will be adversely affected.
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
We had an accumulated deficit of $848.9 million as of December 31, 2013. We anticipate that our financial results will be impacted as we continue to invest in our growth, through increased spending in some areas and through accepting a lower percentage of the proceeds from our deals, as we attempt to add more merchants to our marketplace. These efforts may prove more difficult than we currently anticipate, and we may not succeed in realizing the benefits of these efforts in a short time frame, or at all. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue, as well as any changes in our mix of sales between our higher and lower margin categories, could prevent us from attaining or increasing, or could reduce, our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
The success of our business depends in part on our ability to retain and increase the number of merchants who use our service, particularly as we continue to grow our marketplace. Currently, when a merchant works with us to offer a deal for its products or services, it receives an agreed-upon percentage of the total proceeds from each Groupon sold, and we retain the rest. If merchants decide that utilizing our services no longer provides an effective means of attracting new customers or selling their goods and services, they may require a higher percentage of the total proceeds from each Groupon sold. In addition, as part of our strategy to grow our merchant base, we have been accepting a lower percentage of the total proceeds from each Groupon sold in some instances. This could adversely affect our revenue and gross profit.
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

Our operating cash flow and results of operations could be adversely impacted if we change our merchant payment terms or our revenue does not grow.
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
Our accrued merchant and supplier payable balance increased from $671.3 million as of December 31, 2012 to $752.9 million as of December 31, 2013, due primarily to our seasonally strong Goods business in the fourth quarter of 2013. Our operating cash flows have been adversely impacted by lower growth or declines in our Local category in recent periods. We have used the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer our merchants more favorable or accelerated payment terms or our revenue does not grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
Our success is dependent upon our ability to provide a superior mobile experience for our customers, and our customers' continued ability to access our offerings through mobile devices.
In December 2013, nearly 50% of our global transactions were completed on mobile devices and nearly 70 million people have now downloaded our mobile applications worldwide. In order to continue to grow our mobile transactions, it is critical that our applications work well with a range of mobile technologies, systems, networks and standards. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices or use mobile devices that do not offer access to our mobile applications.
Our business depends on our ability to maintain and scale the network infrastructure necessary to send our emails and operate our websites, mobile applications and transaction processing systems, and any significant disruption in service on our email infrastructure, websites, mobile applications or transaction processing systems could result in a loss of subscribers, customers or merchants.
Customers access our deals through our websites and mobile applications, as well as via emails that are often targeted by location, purchase history and personal preferences. Our reputation and ability to acquire, retain and serve our current customers and potential customers are dependent upon the reliable performance of our websites, mobile applications, email delivery and transaction processing systems and the underlying network infrastructure. As our customer base and the amount of information shared on our websites and applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure to handle the traffic on our websites and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our subscriber base or the amount of traffic and transactions on our websites and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or otherwise (including spam filters preventing emails from reaching current and potential customers), could affect the security or availability of our websites and applications, and prevent our customers from accessing our services. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential customers and merchants, which could harm our operating results and financial condition.
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
If our emails are not delivered and accepted, or are routed by email providers in a less favorable way than other emails, our business may be substantially harmed.
If email providers implement new or more restrictive email delivery policies it may become more difficult to deliver emails to customers. For example, certain email providers, including Google, have started to categorize our emails as "promotional," and these emails are directed to an alternate, and less readily accessible, section of a customer’s inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to customers in a manner compatible with email providers’

email handling or authentication technologies, our operating results and financial condition could be substantially harmed. In addition, if we are placed on "spam" lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our ability to contact customers through email could be significantly restricted.
We purchase and sell some products from indirect suppliers, which increases our risk of litigation and other losses.
We source merchandise both directly from brand owners and indirectly from retailers and third party distributors, and we often take title to the goods before we offer them for sale to our customers.  Further, some brand owners, retailers and third party distributors may be unwilling to offer products for sale on the Internet or through Groupon in particular, which could have an adverse impact on our ability to source and offer popular products. By selling merchandise sourced from parties other than the brand owners, we are subject to an increased risk that the merchandise may be damaged or non-authentic, which could result in potential liability under applicable laws, regulations, agreements and orders, and increase the amount of returned merchandise. In addition, brand owners may take legal action against us, which even if we prevail could result in costly litigation, generate adverse publicity for us, and have a material adverse impact on our business, financial condition and results of operations.
We are subject to inventory management and order fulfillment risks as a result of our Goods category.
We purchase much of the merchandise that we offer for sale to our customers, and we expect to increase the percentage of merchandise that we offer directly for sale as compared to merchandise that our customers purchase directly from third parties. The demand for products can change for a variety of reasons, including customer preference, quality, seasonality, and the perceived value from customers of purchasing the product through us. In addition, this is a relatively new business for us, and therefore we have a limited historical basis upon which to predict customer demand for the products. If we are unable to adequately predict customer demand and efficiently manage our inventory, we could either have an excess or a shortage of inventory, either of which would have a material adverse effect on our business.
Purchasing the goods ourselves prior to the sale also means that we will be required to fulfill orders on a timely, efficient and cost-effective basis.  Many other online retailers have significantly larger inventory balances and therefore are able to rely on past experience and economies of scale to optimize their order fulfillment. Because we rely primarily on third party logistics providers for order fulfillment and delivery, many parts of our supply chain are outside our control. Delays or inefficiencies in our processes, or those of our third party logistics providers, could subject us to additional costs, as well as customer dissatisfaction, which would adversely affect our business. Additionally, we assume the risks of inventory damage, theft and obsolescence, as well as risks of price erosion for these products. These risks are especially significant because some of the merchandise we sell is characterized by seasonal trends, fashion trends, obsolescence and price erosion and because we sometimes make large purchases of particular types of inventory. Our success will depend on our ability to sell our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and other costs. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.
The integration of our international operations with our North American technology platform may result in business interruptions.
We currently use a common technology platform in our North America segment to operate our business and are in the process of migrating our operations in our EMEA and Rest of World segments to the same platform. Such changes to our technology platform and related software carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of this process, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our Class A common stock to decline.
We are involved in pending litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
We are involved in litigation regarding, among other matters, patent, consumer, securities and employment issues. Litigation can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding these and other lawsuits in which we are involved, see Note 8 "Commitments and Contingencies" to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013.
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
Further, because our international revenue is denominated in foreign currencies, we could become subject to increased difficulties in repatriating money without adverse tax consequences and increased risks relating to foreign currency exchange rate fluctuations. Further, we could be subject to the application of U.S. tax rules to acquired international operations and local taxation of our fees or of transactions on our websites.
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
Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. In addition, our future income taxes could be adversely affected by greater earnings in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations or accounting principles. We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, merchant lists, subscriber lists, sales methodology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our deals are made available. We also may not be able to acquire or maintain appropriate domain names or trademarks in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. We may be unable to prevent third parties from using and registering our trademarks, or trademarks that are similar to, or diminish the value of, our trademarks in some countries.
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
Acquisitions, joint ventures and strategic investments could result in operating difficulties, dilution and other consequences.
We have in the past acquired a number of companies, including Ticket Monster, which we acquired on January 2, 2014 for total consideration of $100.0 million cash and 13,825,283 shares of Class A common stock with an acquisition date fair value of $162.9 million, and Ideeli, which we acquired on January 13, 2014 for total cash consideration of $43.0 million. We expect to continue to evaluate, consider and potentially consummate a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and minority investments. However, we may be unable to successfully complete potential acquisitions. Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems and exposure to unknown or unforeseen liabilities of acquired companies. We may not realize the anticipated benefits of any or all of our acquisitions and investments, or we may not realize them in the time frame expected. In addition, the integration of an acquisition could divert management's time and the company's resources. If we pay for an acquisition or a minority investment in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock it could be dilutive to our stockholders. Additionally, we do not have the ability to exert control over our joint ventures and minority investments, and therefore we are dependent on others in order to realize their potential benefits.
Our business may be subject to seasonal sales fluctuations which could result in volatility or have an adverse effect on the market price of our Class A common stock.
Our business has been and may continue to be subject to sales seasonality. This seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. For example, we experienced an $88.5 million increase in operating cash flow during the year ended December 31, 2013 as the result of an increase in accrued merchant and supplier payables, primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2013. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our Class A common stock.
Failure to deal effectively with fraudulent transactions and customer disputes would increase our loss rate and harm our business.
Groupons are issued in the form of redeemable coupons with unique identifiers. It is possible that consumers or other third parties will seek to create counterfeit Groupons in order to fraudulently purchase discounted goods and services from our merchants. While we use advanced anti-fraud technologies, it is possible that criminals will attempt to circumvent our anti-fraud systems using increasingly sophisticated methods. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse customers and/or merchants for any funds stolen or revenue lost as a result of such breaches. Our merchants could also request reimbursement, or stop using Groupon, if they are affected by buyer fraud or other types of fraud.
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
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, or the SEC, the Public Company Accounting Oversight Board and the marketplace rules of the NASDAQ stock market, impose additional reporting and other obligations on public companies. Compliance with these public company requirements has increased our costs and made some activities more time-consuming. In connection with the preparation of our financial statements for the year ended December 31, 2011, our independent registered public accounting firm identified a material weakness in the design and operating effectiveness of our internal control over financial reporting, and as a result we incurred additional costs remediating this material weakness. In addition, the existence of this issue could adversely affect us, our reputation or investor perceptions of us. It also may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third-parties may also prompt changes in corporate governance and reporting requirements. The additional reporting and other obligations imposed on us by these rules and regulations has increased our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. These increased costs require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

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
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock is highly volatile
Our Class A common stock began trading on the NASDAQ Global Select Market on November 4, 2011 and since that date has fluctuated from a high of $31.14 per share to a low of $2.60 per share. We expect that the trading price of our stock will continue to be volatile due to variations in our operating results and also may change in response to other factors, including factors specific to technology and Internet commerce companies, many of which are beyond our control. Among the factors that could affect our stock price are:

•	our financial results;

•
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
We expect the stock price volatility to continue for the foreseeable future as a result of these and other factors.
Purchases of shares of our Class A common stock pursuant to our stock repurchase program may affect the value of our Class A common stock.

Pursuant to our publicly announced share repurchase program, we are authorized to repurchase up to $300 million of our outstanding Class A common stock through August 2015. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time.

The concentration of our capital stock ownership with our founders, executive officers, employees and directors and their affiliates will limit stockholders' ability to influence corporate matters.
Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of February 18, 2014, our founders, Eric Lefkofsky, Bradley Keywell and Andrew Mason control 100% of our outstanding Class B common stock and, based on information available to us, approximately 24.3% of our outstanding Class A common stock, representing approximately 50.3% of the voting power of our outstanding capital stock. Messrs. Lefkofsky, Keywell and Mason will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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

ITEM 1B: UNRESOLVED STAFF COMMENTS
None.
ITEM 2: PROPERTIES
As of December 31, 2013, the Company had leases for approximately 1.5 million square feet of space. Our corporate headquarters and principal executive offices in North America are located in Chicago, Illinois, and our principal international executive offices are located in Schaffhausen, Switzerland. Other properties are located throughout the world and largely represent local operating facilities. We believe that our properties are in good condition and meet the needs of our business, and that suitable additional or alternative space will be available as needed to accommodate our business operations and future growth.

Description of Use	Segment	Square Feet	Various lease expirations through
Corporate offices	North America	405,000	April 2019
Corporate offices	EMEA	440,000	September 2023
Corporate offices	Rest of World	335,000	June 2018

Fulfillment and data centers	North America	190,000	August 2018
Fulfillment and data centers	EMEA	16,000	February 2017
Fulfillment and data centers	Rest of World	70,000	June 2016
ITEM 3: LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 8 "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol "GRPN" since November 4, 2011. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the high and low intraday sales price for our Class A common stock as reported by the NASDAQ Global Select Market for each of the years listed.

2011	High	Low
Fourth Quarter (from November 4, 2011)	$31.14	$14.85

2012	High	Low
First Quarter	$25.84	$16.25
Second Quarter	$16.57	$8.80
Third Quarter	$10.50	$4.00
Fourth Quarter	$5.50	$2.60

2013	High	Low
First Quarter	$6.36	$4.24
Second Quarter	$8.69	$5.37
Third Quarter	$12.76	$8.26
Fourth Quarter	$12.31	$8.40

2014	High	Low
First Quarter (through February 18, 2014)	$12.42	$9.90
Holders
As of February 18, 2014, there were 152 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. Each share of our Class A common stock is entitled to one vote per share. Each share of our Class B common stock is entitled to 150 votes per share and is convertible at any time into one share of Class A common stock.
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
Equity Compensation Plan Information
Information about the securities authorized for issuance under our compensation plans is incorporated by reference from the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
During the three months ended December 31, 2013, we issued 127,601 shares of Class A common stock to settle liability-classified stock-based compensation awards.

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
Issuer Purchases of Equity Securities
In August 2013, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase up to $300 million of our outstanding Class A common stock through August 2015.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.  We will fund the repurchases through cash on hand and future cash flow.  Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so.
During the three months ended December 31, 2013, we purchased 3,661,900 shares of Class A common stock for an aggregate purchase price of $37.6 million (including fees and commissions) under the share repurchase program. A summary of our Class A common stock repurchases during the three months ended December 31, 2013 under the repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 1-31, 2013	1,293,700	$10.47	1,293,700	$277,000,000
November 1-30, 2013	1,204,200	$9.84	1,204,200	$265,000,000
December 1-31, 2013	1,164,000	$10.46	1,164,000	$253,000,000
Total	3,661,900	$10.26	3,661,900	$253,000,000

Stock Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Groupon, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph set forth below compares the cumulative total return on the common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq 100 Index, resulting from an initial investment of $100 in each and assuming the reinvestment of any dividends, based on closing prices. Measurement points are Groupon's initial public offering date of November 4, 2011 and the last trading day of each quarterly period throughout 2012 and 2013.
Source: Yahoo! Finance

ITEM 6: SELECTED FINANCIAL DATA
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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Third party and other	$1,654,654	$1,879,729	$1,589,604	$312,941	$14,540
Direct	919,001	454,743	20,826	—	—
Total revenue	2,573,655	2,334,472	1,610,430	312,941	14,540
Cost of revenue:
Third party and other	232,062	297,739	243,789	42,896	4,716
Direct	840,060	421,201	15,090	—	—
Total cost of revenue	1,072,122	718,940	258,879	42,896	4,716
Gross profit	1,501,533	1,615,532	1,351,551	270,045	9,824
Operating expenses:
Marketing	214,824	336,854	768,472	290,569	5,053
Selling, general and administrative	1,210,966	1,179,080	821,002	196,637	5,848
Acquisition-related (benefit) expense, net	(11)	897	(4,537)	203,183	—
Total operating expenses	1,425,779	1,516,831	1,584,937	690,389	10,901
Income (loss) from operations	75,754	98,701	(233,386)	(420,344)	(1,077)
Loss on equity method investments	(44)	(9,925)	(26,652)	—	—
Other (expense) income, net	(94,619)	6,166	5,973	284	(16)
(Loss) income before provision for income taxes	(18,909)	94,942	(254,065)	(420,060)	(1,093)
Provision (benefit) for income taxes	70,037	145,973	43,697	(6,674)	248
Net loss	(88,946)	(51,031)	(297,762)	(413,386)	(1,341)
Net (income) loss attributable to noncontrolling interests	(6,447)	(3,742)	18,335	23,746	—
Net loss attributable to Groupon, Inc.	(95,393)	(54,773)	(279,427)	(389,640)	(1,341)
Dividends on preferred stock	—	—	—	(1,362)	(5,575)
Redemption of preferred stock in excess of carrying value	—	—	(34,327)	(52,893)	—
Adjustment of redeemable noncontrolling interests to redemption value	—	(12,604)	(59,740)	(12,425)	—
Net loss attributable to common stockholders	$(95,393)	$(67,377)	$(373,494)	$(456,320)	$(6,916)

Net loss per share
Basic	$(0.14)	$(0.10)	$(1.03)	$(1.33)	$(0.02)
Diluted	$(0.14)	$(0.10)	$(1.03)	$(1.33)	$(0.02)

Weighted average number of shares outstanding
Basic	663,910,194	650,214,119	362,261,324	342,698,772	337,208,284
Diluted	663,910,194	650,214,119	362,261,324	342,698,772	337,208,284

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,240,472	$1,209,289	$1,122,935	$118,833	$12,313
Working capital (deficit)	$374,720	$319,345	$328,165	$(196,564)	$3,988
Total assets	$2,042,010	$2,031,474	$1,774,476	$381,570	$14,962
Total long-term liabilities	$142,550	$120,932	$78,194	$1,621	$—
Redeemable preferred stock	$—	$—	$—	$—	$34,712
Cash dividends per common share	$—	$—	$—	$—	$0.063
Total Groupon, Inc. Stockholders' Equity (Deficit)	$713,651	$744,040	$702,541	$8,077	$(29,969)

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
Overview
Groupon operates online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services at a discount. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including online advertising, the yellow pages, direct mail, newspaper, radio, television, and promotions. By bringing the brick and mortar world of local commerce onto the Internet, Groupon is helping local merchants to attract customers and sell goods and services. We provide consumers with savings and help them discover what to do, eat, see, buy and where to travel.
Current and potential customers are able to access our deal offerings directly through our websites and mobile applications. We also send emails to our subscribers each day with deal offerings that are targeted by location and personal preferences. We offer deals in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). In our Goods category, through which we offer deals on merchandise, we often act as the merchant of record, particularly for deals in North America and for deals in EMEA beginning in September 2013. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchants, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer excluding applicable taxes and net of estimated refunds. We generated revenue of $2,573.7 million during the year ended December 31, 2013, as compared to $2,334.5 million during the year ended December 31, 2012.
Our operations are organized into three principal segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). During the second quarter of 2013, the Company changed the composition of its operating segments to separate its former International segment between EMEA and Rest of World. See Note 15 "Segment Information" for further information. For the year ended December 31, 2013, we derived 59.1% of our revenue from our North America segment, 28.9% of our revenue from our EMEA segment and 12.0% of our revenue from our Rest of World segment.
We have an accumulated deficit of $848.9 million as of December 31, 2013. Since our inception, we have driven our growth through substantial investments in infrastructure and marketing to increase subscriber acquisition. In particular, our significant net losses in previous years were driven in part by the rapid expansion of our EMEA and Rest of World segments, which involved investing heavily in upfront marketing, sales and infrastructure related to the build out of our operations in early stage countries.
On January 2, 2014, we acquired LivingSocial Korea, Inc., including its subsidiary Ticket Monster Inc. ("Ticket Monster"), for total consideration of $100.0 million cash and 13,825,283 shares of Class A common stock with an acquisition date fair value of $162.9 million. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster will be reported within our Rest of World segment beginning in 2014. On January 13, 2014, we acquired Ideeli, Inc. ("Ideeli"), a fashion flash site based in the United States. Ideeli is focused on women's fashion apparel, accessories and home décor, and the operations of Ideeli will be reported within our North America segment beginning in 2014.  We expect that these acquisitions will increase both our revenue and net loss in 2014. We expect to incur incremental costs related to the consolidation of our existing Korean operations with Ticket Monster in the first quarter 2014. Additionally, we plan to increase marketing expenditures in the near term for Ticket Monster and Ideeli in connection with our efforts to drive growth in those operations.
How We Measure Our Business
We measure our business with several financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the long-term performance of our marketplaces. Certain of the financial metrics are reported in accordance with U.S. generally accepted accounting principles

("U.S. GAAP") and certain of these metrics are considered non-GAAP financial measures. As our business evolves, we may make changes to our key financial and operating metrics used to measure our business in future periods. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.
Financial Metrics

•
Gross billings. This metric represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue deals, gross billings differs from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals, gross billings are equivalent to direct revenue reported in our consolidated statements of operations. We consider this metric to be an important indicator of our growth and business performance as it is a proxy for the dollar volume of transactions generated through our marketplaces. Tracking gross billings on third party revenue deals also allows us to track changes in the percentage of gross billings that we are able to retain after payments to our merchants.

•
Revenue. Third party revenue is derived from deals where we act as the marketing agent and is the purchase price paid by the customer less an agreed upon portion of the purchase price paid to the featured merchant, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Direct revenue, when the Company is selling the product as the merchant of record, is the purchase price paid by the customer, excluding applicable taxes and net of estimated refunds.

•
Gross profit. Gross profit reflects the net margin earned after deducting our cost of revenue from our revenue. Due to the lack of comparability between third party revenue, which is presented net of the merchant's share of the transaction price, and direct revenue, which is reported on a gross basis, we believe that gross profit is an important measure for evaluating our performance.

•
Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net. Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net is a non-GAAP financial measure that comprises the consolidated total of the segment operating income (loss) of our three segments, North America, EMEA and Rest of World. Stock‑based compensation expense and acquisition‑related expense (benefit), net are excluded from segment operating income (loss) that we report under U.S. GAAP for our segments. Stock-based compensation expense is primarily a non-cash item. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and, beginning in 2013, also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees. We have used consolidated operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net to allocate resources and evaluate performance internally. However, in recent periods, our management and Board of Directors have increasingly focused on Adjusted EBITDA, described below, as the primary non-GAAP measure for evaluating our consolidated operating results. Accordingly, we do not expect to continue to report Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net on a consolidated basis in future periods. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

•
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that comprises net income (loss) excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and acquisition-related expense (benefit), net. Adjusted EBITDA is similar to Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net, except Adjusted EBITDA also excludes depreciation and amortization. We exclude depreciation and amortization because it is non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Adjusted EBITDA is a meaningful measure for evaluating our operating performance. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

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
The following table presents the above Financial Metrics for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Gross billings	$5,757,330	$5,380,184	$3,985,501
Revenue	2,573,655	2,334,472	1,610,430
Gross profit	1,501,533	1,615,532	1,351,551
Operating income (loss) excluding stock-based compensation and acquisition-related (benefit) expense, net	197,205	203,715	(144,333)
Adjusted EBITDA	286,654	259,516	(112,278)
Free cash flow	154,927	170,998	246,636
Operating Metrics

•
Active customers. We define active customers as unique user accounts that have purchased a voucher or product from us during the trailing twelve months. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our deals is trending.

•
Gross billings per average active customer. This metric represents the trailing twelve months gross billings generated per average active customer. This metric is calculated as the total gross billings generated in the trailing twelve months, divided by the average number of active customers in such time period. Although we believe total gross billings, not trailing twelve months gross billings per average active customer, is a better indication of the overall growth of our marketplaces over time, trailing twelve months gross billings per average active customer provides an opportunity to evaluate whether our growth is primarily driven by growth in total customers or in spend per customer in any given period.

•
Units. This metric represents the number of vouchers and products purchased from us by our customers, before refunds and cancellations. We consider unit growth to be an important indicator of the total volume of business conducted through our marketplaces.

Our Active customers and Gross billings per average active customer for the trailing twelve months ("TTM") ended December 31, 2013, 2012 and 2011 were as follows:

	Trailing twelve months ended December 31,
	2013	2012	2011
TTM Active customers (in thousands)	44,877	41,049	33,742
TTM Gross billings per average active customer	$134.01	$143.88	$186.75
Our Units for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Units (in thousands)	193,426	176,079	141,859
Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant relationships to be a vital part of our business model and have made significant investments in order to expand the variety of tools that we can provide to our merchants. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create more complete online marketplaces for local commerce. In North America and many of our foreign markets, we offer deals in which the merchant has a continuous presence on our websites and mobile applications by offering vouchers on an ongoing basis for an extended period of time. Currently, a substantial majority of our merchants in North America elect to offer deals in this manner, and we expect that trend to continue. These marketplaces, which we refer to as "pull," enable customers to search for specific types of deals (e.g., steakhouse, pizza, massage, nail salon, golf lessons, yoga) on our websites and mobile applications. However, merchants have the ability to withdraw their extended deal offerings and we generally do not have noncancelable long-term arrangements to guarantee availability of deals. In order to attract merchants that may not have run deals on our platform or would have run deals on a competing platform, we are periodically willing to accept lower deal margins across all three of our segments. This has contributed to lower deal margins during the year ended December 31, 2013, as compared to the prior year periods. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplaces or they may only continue offering deals if we accept lower margins.
International operations. Our international operations are critical to our revenue growth and our ability to achieve and maintain profitability. For the years ended December 31, 2013, 2012 and 2011, 28.9%, 34.5% and 44.7% of our revenue was generated from our EMEA segment, respectively, and 12.0%, 15.6% and 15.9% of our revenue was generated from our Rest of World segment, respectively. With the acquisition of Ticket Monster on January 2, 2014, we expect the percentage of revenue generated by our Rest of World segment to increase in future periods. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and regulations. The different commercial and regulatory environments in other countries may make it more difficult for us to successfully operate our business. In addition, many of the automation tools that we have implemented in our North America segment are close to being fully implemented in most EMEA countries but have not yet been substantially rolled out to the countries in our Rest of World segment. Revenue declined in our EMEA and Rest of World segments for the year ended December 31, 2013, as compared to the prior year, which contributed to the reductions in the percentage of our total revenue generated by those segments. Additionally, the increase in direct revenue transactions from our Groupon Goods business in North America contributed to the increase in North America revenue as a percentage of our total revenue during the year ended December 31, 2013, as compared to the prior year periods, as direct revenue is presented on a gross basis in our consolidated statements of operations.
Marketing activities. We must continue to acquire and retain customers in order to increase revenue and achieve profitability. If consumers do not perceive our Groupon offerings to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In addition, as we build out more complete marketplaces, our success will depend on our ability to offer consumers the deals that they are most likely to purchase on our websites, through our mobile applications and through targeted emails. As discussed under "Components of Results of Operations," we consider order discounts, free shipping on merchandise sales and reducing margins on our deals to be marketing-related activities, even though these activities are not presented as marketing expenses in our consolidated statements of operations. We have, and expect to continue to, reduce our deal margins when we believe that by doing so we can offer our customers a product or service from a merchant who might not have otherwise been willing to conduct business through our marketplaces. We use this as a marketing tool because we believe that in some instances this is an effective means of retaining or activating a customer, as compared to other methods of retention or activation, such as traditional advertising or discounts.
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
Competitive pressure. A substantial number of companies that attempt to replicate our business model have emerged around the world. In addition to such competitors, we expect to increasingly compete against other large Internet and technology‑based businesses that have launched initiatives which are directly competitive to our core business as well as our other categories and our suite of merchant products, such as payment processing and point of sale. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. The margins on deals in our Local category, measured as the percentage of billings that we retain after deducting the merchant's share, declined sequentially during the quarter ended December 31, 2013, as compared to the quarter ended September 30, 2013, as well as during the year ended December 31, 2013, as compared to the year ended December 31,

2012. Increased competition in the future may cause us to continue to lower our margins on Local deals.

Components of Results of Operations
Third Party and Other Revenue
Third party revenue arises from transactions in which we are acting as a third party marketing agent and consists of the net amount we retain from the sale of Groupons after paying an agreed upon portion of the purchase price to the featured merchant, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Other revenue primarily consists of advertising revenue, payment processing revenue, point of sale revenue, reservation revenue and commission revenue.
Direct Revenue
Direct revenue arises from transactions, primarily in our Goods category, in which we are the merchant of record and consists of the gross amount we receive from the customer, excluding applicable taxes and net of estimated refunds.
Cost of Revenue
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center, which began operations in the fourth quarter of 2013. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting, and other processing fees, are allocated to cost of third party revenue, direct revenue and other revenue in proportion to gross billings during the period.
Technology costs within cost of revenue include the payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's existing website. Technology costs also include a portion of amortization expense from internal-use software, primarily related to website development. Remaining technology costs within cost of revenue include email distribution costs. Editorial costs included in cost of revenue consist of payroll and stock‑based compensation expense related to the Company's editorial personnel, as these staff members are primarily dedicated to drafting and promoting deals.
Marketing
Marketing expense consists primarily of targeted online marketing costs, such as sponsored search, advertising on social networking sites, email marketing campaigns, affiliate programs and, to a lesser extent, offline marketing costs such as television, radio and print advertising. Additionally, marketing payroll and stock‑based compensation expense are classified as marketing expense. We record these costs within "Marketing" on the consolidated statements of operations when incurred. From time to time, we offer deals with well-known national merchants for subscriber acquisition and customer activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no third party revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. Our marketing activities also include elements that are not presented as "Marketing" on our consolidated statements of operations, such as order discounts, free shipping on merchandise sales and accepting lower margins on our deals. Marketing is the primary method by which we acquire customers and, as such, is a critical part of our growth strategy.
Selling, General and Administrative
Selling expenses reported within "Selling, general and administrative" on the consolidated statements of operations consist of payroll, stock-based compensation expense and sales commissions for sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses consist of payroll and stock-based compensation expense for employees involved in general corporate functions, including accounting, finance, tax, legal and human resources, among others. Additional costs included in general and administrative include customer service and operations, depreciation and amortization, rent, professional fees, litigation costs, travel and entertainment, charitable contributions, recruiting, office supplies, maintenance, certain technology costs and other general corporate costs.

Acquisition‑Related
Acquisition-related (benefit) expense, net includes the change in the fair value of contingent consideration arrangements related to business combinations. See Note 13 "Fair Value Measurements." For the year ended December 31, 2013, acquisition-related (benefit) expense, net also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees. Such costs were not material for the years ended December 31, 2012 and 2011.
Other (Expense) Income, Net
Other (expense) income, net includes interest income on our cash and cash equivalents, interest expense on capital leases and foreign currency transaction gains and losses, primarily resulting from intercompany balances related to our foreign subsidiaries that are denominated in currencies other than their functional currencies. During the year ended December 31, 2013, other expense, net included an $85.5 million impairment of our investments in Life Media Limited ("F-tuan"). During the year ended December 31, 2012, other income, net included a $56.0 million gain resulting from the E-Commerce transaction and a $50.6 million impairment of our investments in F-tuan. The impairments of our investments in F-tuan and the gain on the E-Commerce transaction are described in Note 6 "Investments."

Results of Operations
Comparison of the Years Ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in thousands)
Revenue:
Third party and other	$1,654,654	$1,879,729
Direct	919,001	454,743
Total revenue	2,573,655	2,334,472
Cost of revenue:
Third party and other	232,062	297,739
Direct	840,060	421,201
Total cost of revenue	1,072,122	718,940
Gross profit	1,501,533	1,615,532
Operating expenses:
Marketing	214,824	336,854
Selling, general and administrative	1,210,966	1,179,080
Acquisition-related (benefit) expense, net	(11)	897
Total operating expenses	1,425,779	1,516,831
Income from operations	75,754	98,701
Loss on equity method investments	(44)	(9,925)
Other (expense) income, net	(94,619)	6,166
(Loss) income before provision for income taxes	(18,909)	94,942
Provision for income taxes	70,037	145,973
Net loss	(88,946)	(51,031)
Net income attributable to noncontrolling interests	(6,447)	(3,742)
Net loss attributable to Groupon, Inc.	(95,393)	(54,773)
Adjustment of redeemable noncontrolling interests to redemption value	—	(12,604)
Net loss attributable to common stockholders	$(95,393)	$(67,377)

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Year Ended December 31,
	2013		2012
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$1,072,122	$1,982	$718,940	$2,928

Operating expenses:
Marketing	$214,824	$9,677	$336,854	$3,570
Selling, general and administrative	1,210,966	109,803	1,179,080	97,619
Acquisition-related (benefit) expense, net	(11)	—	897	—
Total operating expenses	$1,425,779	$119,480	$1,516,831	$101,189
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and income from operations for the year ended December 31, 2013 from changes in exchange rates versus the U.S. dollar was as follows:

	Year Ended December 31, 2013
	At Avg.	Exchange
	2012	Rate
	Rates (1)	Effect (2)	As Reported
	(in thousands)
Gross billings	$5,797,599	$(40,269)	$5,757,330

Revenue	$2,585,376	$(11,721)	$2,573,655
Cost of revenue and operating expenses	2,513,664	(15,763)	2,497,901
Income from operations	$71,712	$4,042	$75,754

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Gross billings:
Third party	$4,824,659	$4,905,022
Direct	919,001	454,743
Other	13,670	20,419
Total gross billings	$5,757,330	$5,380,184
For third party revenue deals, gross billings differs from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals and other revenue, gross billings are equivalent to direct revenue and other revenue reported in our consolidated statements of operations. Gross billings increased by $377.1 million to $5,757.3 million for the year ended December 31, 2013, as compared to $5,380.2 million for the year ended December 31, 2012. The increase was comprised of a $464.3 million increase in gross billings from direct revenue transactions, partially offset by an $80.4 million decrease in gross billings from third party revenue transactions and a $6.7 million decrease in gross billings from other revenue transactions. The net increase in gross billings was driven by an increase in active customers and the volume of transactions. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2013 was $40.3 million.
We offer goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel") within our North America, EMEA and Rest of World segments. We also earn advertising revenue, payment processing revenue, point of sale revenue, reservation revenue and commission revenue. Our other gross billings, revenue, cost of revenue and gross profit are presented within "Travel and other" in the tables below. The increase in our gross billings was comprised of a $373.2 million increase in our Goods category and a $24.4 million increase in our Travel and other category, partially offset by a $20.5 million decrease in our Local category, which was primarily driven by declines in our Rest of World segment.
Gross Billings by Segment
Gross billings by segment for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	% of total	2012	% of total
	(dollars in thousands)
Gross billings:
North America	$2,847,244	49.5%	$2,373,153	44.1%
EMEA	1,983,599	34.5	1,928,508	35.8
Rest of World	926,487	16.0	1,078,523	20.1
Total gross billings	$5,757,330	100.0%	$5,380,184	100.0%
Gross billings by category and segment for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$1,738,371	$1,616,020	$984,311	$1,014,127	$469,236	$572,007	$3,191,918	$3,202,154
Direct	1,772	12,037	—	—	—	—	1,772	12,037
Total gross billings	1,740,143	1,628,057	984,311	1,014,127	469,236	572,007	3,193,690	3,214,191

Goods:
Third party	68,818	172,859	590,635	572,950	291,270	310,458	950,723	1,056,267
Direct	774,023	391,238	115,881	36,393	27,325	10,822	917,229	438,453
Total gross billings	842,841	564,097	706,516	609,343	318,595	321,280	1,867,952	1,494,720

Travel and other:
Third party and other	264,260	180,999	292,772	300,785	138,656	185,236	695,688	667,020
Direct	—	—	—	4,253	—	—	—	4,253
Total gross billings	264,260	180,999	292,772	305,038	138,656	185,236	695,688	671,273

Total gross billings	$2,847,244	$2,373,153	$1,983,599	$1,928,508	$926,487	$1,078,523	$5,757,330	$5,380,184

(1)	Includes gross billings from deals with local merchants, from deals with national merchants, and through local events.

North America
North America segment gross billings increased by $474.1 million to $2,847.2 million for the year ended December 31, 2013, as compared to $2,373.2 million for the year ended December 31, 2012. The increase in gross billings was comprised of a $278.7 million increase in our Goods category, a $112.1 million increase in our Local category and an $83.3 million increase in our Travel and other category. The increase in gross billings in the North America segment resulted from higher unit sales and an increase in active customers for the year ended December 31, 2013, as compared to the prior year. We believe that increases in transaction activity by active customers who make purchases on mobile devices and in the number of deals that we offered contributed to the growth in billings for our North America segment. In addition, we have continued to refine our approach to targeting customers through our emails, on our websites and through our mobile applications by sending and highlighting deals for specific locations and personal preferences, which we believe contributed to the billings growth.
Although North America segment gross billings increased by 20.0% during the year ended December 31, 2013, as compared to the prior year, we believe that there were a number of factors that may have negatively impacted gross billings. For example, we believe that the continued growth of our online marketplaces of deals, where merchants have a continuous presence on our websites for an extended period of time, is impacting the timing of customer purchases in our Local category. Historically, our customers often purchased a Groupon voucher when they received our email with a limited-time offer, even though they may not have intended to use the voucher in the near term. However, the growth of marketplaces of deals enables customers to wait until they are ready to use the related vouchers before making purchases, which we believe is adversely impacting gross billings in the short term. Additionally, a more significant portion of our marketing in recent periods has been directed toward increasing downloads of our mobile applications, and we have reduced our spending on email subscriber acquisition. On average, it takes longer for customers to make an initial purchase after downloading our mobile application than it does after subscribing to our emails and we believe that this shift in our marketing toward mobile application downloads has adversely impacted our gross billings in the current period.
EMEA
EMEA segment gross billings increased by $55.1 million to $1,983.6 million for the year ended December 31, 2013, as compared to $1,928.5 million for the year ended December 31, 2012. The increase in gross billings was comprised of a $97.2 million increase in our Goods category, resulting from higher unit sales in this category for the year ended December 31, 2013, as compared to the prior year. The increase in gross billings was partially offset by a $29.8 million decrease in our Local category and a $12.3 million decrease in our Travel and other category, resulting from lower unit sales in these categories for the year ended December 31, 2013, as compared to the prior year. Our gross billings were also negatively impacted by lower gross billings per average active customer in our EMEA segment for the year ended December 31, 2013, as compared to the prior year. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2013 was $37.6 million.
    Rest of World
Rest of World segment gross billings decreased by $152.0 million to $926.5 million for the year ended December 31, 2013, as compared to $1,078.5 million for the year ended December 31, 2012. The decrease in gross billings was comprised of a $102.8 million decrease in our Local category, a $46.6 million decrease in our Travel and other category and a $2.7 million decrease in our Goods category. The decrease in gross billings in the Rest of World segment resulted from unfavorable foreign exchange rate fluctuations, lower gross billings per average active customer and lower unit sales for the year ended December 31, 2013, as compared to the prior year, as well as overall weakness in some of our markets. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2013 was $76.7 million. Lower unit sales were attributable, in part, to actions we have taken to reduce the number of local and travel deals offered in many of the smaller cities within our Rest of World segment in order to reduce our marketing and selling costs by focusing on markets that provide better scaling opportunities.
On January 2, 2014, we acquired LivingSocial Korea, Inc., including its subsidiary Ticket Monster. We expect that gross billings for our Rest of World segment will increase significantly in future periods as a result of this acquisition.

Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Revenue:
Third party	$1,640,984	$1,859,310
Direct	919,001	454,743
Other	13,670	20,419
Total revenue	$2,573,655	$2,334,472
Revenue increased by $239.2 million to $2,573.7 million for the year ended December 31, 2013, as compared to $2,334.5 million for the year ended December 31, 2012. The primary driver of this increase was the $464.3 million increase in direct revenue from transactions, primarily in our Goods category, where we are the merchant of record and for which revenue is reported on a gross basis. This increase in direct revenue was partially offset by a $218.3 million decrease in third party revenue and a $6.7 million decrease in other revenue. The net increase in revenue was attributable to an increase in active customers and units purchased for the year ended December 31, 2013, as compared to the prior year. In addition, we have continued to refine our approach to targeting customers through our emails, on our websites and through our mobile applications by sending and highlighting deals for specific locations and personal preferences, which we believe contributed to revenue growth. We also increased the number of merchant relationships and the volume of deals we offer to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2013 was $11.7 million.
Third Party Revenue
Third party revenue decreased by $218.3 million to $1,641.0 million for the year ended December 31, 2013, as compared to $1,859.3 million for the year ended December 31, 2012. The decrease in third party revenue was primarily due to a $114.6 million decrease in our Goods category, which resulted from a $105.5 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 23.1% for the year ended December 31, 2013, as compared to 31.7% in the prior year. Third party revenue in our Goods category also decreased as a result of the increasing proportion of direct revenue transactions in that category. The decrease in third party revenue was also due to a $98.6 million decrease in our Local category, which resulted from a $10.2 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 39.8% for the year ended December 31, 2013, as compared to 42.7% for the year ended December 31, 2012. The decreases in the percentage of gross billings that we retained after deducting the merchant's share were attributable, in part, to an $18.5 million one-time increase during the prior year period in revenue from unredeemed Groupons in Germany, as described below.
We recognized a one-time increase of $18.5 million to third party revenue from unredeemed Groupons during the year ended December 31, 2012. This one-time increase in the prior year period represented the cumulative impact of deals in Germany for which, based on a German tax ruling, our obligation to the merchant would have ended prior to the third quarter of 2012. For merchant payment arrangements that are structured under a redemption payment model, we retain all of the gross billings from unredeemed Groupons. We record revenue from unredeemed Groupons and derecognize the related accrued merchant payable when our legal obligation to the merchant expires, which we believe is shortly after deal expiration in most jurisdictions which use a pay on redemption model. However, we had historically concluded based on our interpretation of applicable German law that our obligation to merchants in that jurisdiction extended for three years. Due to the German tax ruling, which requires us to remit value-added taxes (VAT) earlier on unredeemed Groupons, we began recognizing revenue from unredeemed Groupons in Germany shortly after deal expiration, which is consistent with most other jurisdictions in which we pay on redemption.
Direct Revenue
Direct revenue increased by $464.3 million to $919.0 million for the year ended December 31, 2013, as compared to $454.7 million for the year ended December 31, 2012. We are often the merchant of record for transactions in the Goods category, particularly in North America and also in EMEA beginning in September 2013, such that the resulting revenue is reported on a gross basis within direct revenue. Direct revenue deals have continued to grow, both overall and as a percentage of our revenue, through the continued growth of our Goods category, and we expect that trend to continue for the foreseeable future. In addition, we expect that any growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
We believe that direct revenue deals in our Goods category will increase in the future in the EMEA and Rest of World segments as we continue to build out our global supply chain infrastructure. Additionally, we acquired Ideeli for $43.0 million cash on January 13, 2014. Ideeli is a fashion flash site that sells apparel to consumers in direct revenue transactions, and its operations will be reported within our North America segment beginning in 2014.
Other Revenue
Other revenue decreased by $6.7 million to $13.7 million for the year ended December 31, 2013, as compared to $20.4 million for the year ended December 31, 2012, primarily due to a decrease in advertising revenue. Other revenue also includes point of sale and payment processing revenue, which we launched in the third quarter of 2012, reservation revenue, which we launched in the third quarter of 2013, and commission revenue, which we launched in the fourth quarter of 2013. Reservation revenue, point of sale revenue, payment processing revenue and commission revenue were not significant for the years ended December 31, 2013 and 2012, and we do not expect them to be material in the near term.
Revenue by Segment
Revenue by segment for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$745,563	29.0%	$762,424	32.7%
Direct	775,795	30.1	403,276	17.2
Total segment revenue	1,521,358	59.1	1,165,700	49.9
EMEA:
Third party and other	627,034	24.4	764,830	32.8
Direct	115,881	4.5	40,646	1.7
Total segment revenue	742,915	28.9	805,476	34.5
Rest of World:
Third party and other	282,057	11.0	352,475	15.1
Direct	27,325	1.0	10,821	0.5
Total segment revenue	309,382	12.0	363,296	15.6
Total revenue	$2,573,655	100.0%	$2,334,472	100.0%

Revenue by category and segment for the years ended December 31, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$663,074	$652,764	$426,903	$497,821	$180,229	$218,224	$1,270,206	$1,368,809
Direct revenue	1,772	12,037	—	—	—	—	1,772	12,037
Total revenue	664,846	664,801	426,903	497,821	180,229	218,224	1,271,978	1,380,846

Goods:
Third party	17,409	60,269	133,117	186,495	69,344	87,746	219,870	334,510
Direct revenue	774,023	391,239	115,881	36,393	27,325	10,821	917,229	438,453
Total revenue	791,432	451,508	248,998	222,888	96,669	98,567	1,137,099	772,963

Travel and other:
Third party and other revenue	65,080	49,391	67,014	80,514	32,484	46,505	164,578	176,410
Direct revenue	—	—	—	4,253	—	—	—	4,253
Total revenue	65,080	49,391	67,014	84,767	32,484	46,505	164,578	180,663

Total revenue	$1,521,358	$1,165,700	$742,915	$805,476	$309,382	$363,296	$2,573,655	$2,334,472

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events.
North America
North America segment revenue increased by $355.7 million to $1,521.4 million for the year ended December 31, 2013, as compared to $1,165.7 million for the year ended December 31, 2012. The increase in revenue primarily resulted from a $382.8 million increase in direct revenue from our Goods category. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. The increase in direct revenue in our Goods category was partially offset by a $42.9 million decrease in third party revenue in our Goods category, which resulted from a $104.0 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 25.3% for the year ended December 31, 2013, as compared to 34.9% for the year ended December 31, 2012. Revenue in our Travel and other category increased by $15.7 million, which resulted from an $83.3 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 24.6% for the year ended December 31, 2013, as compared to 27.3% for the year ended December 31, 2012. Additionally, the percentage of gross billings that we retained after deducting the merchant's share in our Local category for third party revenue decreased to 38.1% for the year ended December 31, 2013, as compared to 40.4% for the year ended December 31, 2012. These decreases in the percentage of gross billings that we retained after deducing the merchant's share reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to customers by offering more attractive terms to merchants. The increase in revenue was also due to an increase in active customers and higher unit sales for the year ended December 31, 2013, as compared to the prior year.
We believe that increases in transaction activity on mobile devices and in the number of deals that we offered contributed to the growth in revenue for our North America segment. In addition, we have continued to refine our approach to targeting customers through our emails, on our websites and through our mobile applications by sending and highlighting deals for specific locations and personal preferences, which we believe contributed to the revenue growth.
EMEA
EMEA segment revenue decreased by $62.6 million to $742.9 million for the year ended December 31, 2013, as compared to $805.5 million for the year ended December 31, 2012. The overall decrease in EMEA segment revenue was primarily due to a $70.9 million decrease in our Local category and a $17.8 million decrease in our Travel and other category, partially offset by a $26.1 million increase in our Goods category. Revenue from transactions in our Goods category in our EMEA segment have primarily been presented on a net basis within third party revenue, as we were not typically the merchant of record for those transactions outside of the United States. However, we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013, which resulted in a $79.5 million increase in direct revenue from our Goods category for the year ended December 31, 2013, as compared to the prior year. As a result, the proportion of direct revenue deals in the Goods category of our EMEA segment increased in the fourth quarter of 2013, and we expect that the proportion of direct revenue deals in the Goods category of our EMEA segment will continue to increase in future periods.
The $70.9 million decrease in revenue in our Local category resulted from a $29.8 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 43.4% for the year ended December 31, 2013, as compared to 49.1% in the prior year. Although gross billings on third party revenue transactions in our Goods category increased by $17.7 million, revenue on third party deals in our Goods category decreased by $53.4 million, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 22.5% for the year ended December 31, 2013, as compared to 32.5% for the year ended December 31, 2012. Revenue on third party deals in our Travel and other category decreased $13.5 million, which resulted from an $8.0 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 22.9% for the year ended December 31, 2013, as compared to 26.8% in the prior year. These decreases in the percentage of gross billings that we retained during the year ended December 31, 2013 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins, as compared to the prior year, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants. The decrease in revenue was also due to a decrease in active customers, lower gross billings per average active customer and lower unit sales for the year ended December 31, 2013, as compared to the prior year. The decrease in revenue for our EMEA segment was partially offset by a $79.5 million increase in direct revenue from our Goods category, as compared to the prior year. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2013 was $16.1 million.
Rest of World
Rest of World segment revenue decreased by $53.9 million to $309.4 million for the year ended December 31, 2013, as compared to $363.3 million for the year ended December 31, 2012. The decrease was primarily due to a $38.0 million decrease in revenue from our Local category, which resulted from a $102.8 million decrease in gross billings. The decrease in revenue for our Rest of World segment was also due to an $18.4 million decrease in third party revenue from our Goods category, which resulted from a $19.2 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 23.8% for the year ended December 31, 2013, as compared to 28.3% in the prior year. The decrease in revenue for our Rest of World segment was also due to a $14.0 million decrease in revenue from our Travel and other category, which resulted from a $46.6 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 23.4% for the year ended December 31, 2013, as compared to 25.1% in the prior year. We were willing to accept lower deal margins, as compared to the prior year, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants. The decrease in revenue was also due to lower gross billings per average active customer and lower unit sales for the year ended December 31, 2013, as compared to the prior year. The decrease in revenue for our Rest of World segment was partially offset by a $16.5 million increase in direct revenue from our Goods category for the year ended December 31, 2013, as compared to the prior year. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2013 was $27.5 million.
In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States. We expect that revenue for our Rest of World segment will increase in future periods as a result of our acquisition of Ticket Monster.

Cost of Revenue
Cost of revenue on third party, direct revenue and other deals for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Cost of revenue:
Third party	$224,840	$297,574
Direct	840,060	421,201
Other	7,222	165
Total cost of revenue	$1,072,122	$718,940
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue deals, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center, which began operations in the fourth quarter of 2013. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to gross billings during the period. As a result of the significant growth we have experienced from direct revenue transactions relative to our total gross billings for the year ended December 31, 2013, as compared to the prior year, an increased share of those allocable costs has been allocated to cost of direct revenue in our consolidated statement of operations for the year ended December 31, 2013.
Cost of revenue increased by $353.2 million to $1,072.1 million for the year ended December 31, 2013, as compared to $718.9 million for the year ended December 31, 2012, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory and related shipping and fulfillment costs on direct revenue deals, which were not as significant during the prior year. We currently outsource most of our inventory fulfillment activities to third party logistics providers. However, we expect to reduce our usage of those third parties in future periods by transitioning a portion of inventory fulfillment work in the United States to internal resources. We launched our own fulfillment center in the fourth quarter of 2013. We believe the transition to internal fulfillment centers will ultimately reduce our fulfillment costs. However, we may incur increased fulfillment costs in the near term as we build our internal processes and transition the fulfillment work from those third parties.
Cost of Revenue by Segment
Cost of revenue by segment for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	% of total	2012	% of total
	dollars in thousands
North America:
Third party and other	$98,697	9.2%	$145,212	20.2%
Direct	709,824	66.2	365,179	50.8
Total segment cost of revenue	808,521	75.4	510,391	71.0
EMEA:
Third party and other	70,102	6.5	73,654	10.2
Direct	102,687	9.6	42,638	6.0
Total segment cost of revenue	172,789	16.1	116,292	16.2
Rest of World:
Third party and other	63,263	5.9	78,873	11.0
Direct	27,549	2.6	13,384	1.8
Total segment cost of revenue	90,812	8.5	92,257	12.8
Total cost of revenue	$1,072,122	100.0%	$718,940	100.0%

Cost of revenue by category and segment for the years ended December 31, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$82,636	$123,871	$45,718	$47,812	$28,446	$48,124	$156,800	$219,807
Direct	2,554	10,128	—	—	—	—	2,554	10,128
Total cost of revenue	85,190	133,999	45,718	47,812	28,446	48,124	159,354	229,935

Goods:
Third party	2,090	11,981	16,760	18,066	29,645	21,475	48,495	51,522
Direct	707,270	355,051	102,687	38,914	27,549	13,384	837,506	407,349
Total cost of revenue	709,360	367,032	119,447	56,980	57,194	34,859	886,001	458,871

Travel and other:
Third party and other	13,971	9,360	7,624	7,776	5,172	9,274	26,767	26,410
Direct	—	—	—	3,724	—	—	—	3,724
Total cost of revenue	13,971	9,360	7,624	11,500	5,172	9,274	26,767	30,134

Total cost of revenue	$808,521	$510,391	$172,789	$116,292	$90,812	$92,257	$1,072,122	$718,940

(1)	Includes cost of revenue from deals with local merchants, from deals with national merchants, and through local events.
North America
North America segment cost of revenue increased by $298.1 million to $808.5 million for the year ended December 31, 2013, as compared to $510.4 million for the year ended December 31, 2012. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year.
EMEA
EMEA segment cost of revenue increased by $56.5 million to $172.8 million for the year ended December 31, 2013, as compared to $116.3 million for the year ended December 31, 2012. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category, as we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013.
Rest of World
Rest of World segment cost of revenue decreased by $1.4 million to $90.8 million for the year ended December 31, 2013, as compared to $92.3 million for the year ended December 31, 2012. The decrease in cost of revenue was primarily driven by reduced email distribution costs, primarily due to the migration to an internal email distribution platform, lower payroll expense for editorial personnel and a reduction in estimated refunds for which the merchant's share is not recoverable, partially offset by increases in the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category. We expect that cost of revenue for our Rest of World segment will increase in future periods as a result of our acquisition of Ticket Monster.

Gross Profit
Gross profit for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Gross profit:
Third party	$1,416,144	$1,561,736
Direct	78,941	33,542
Other	6,448	20,254
Total gross profit	$1,501,533	$1,615,532
Gross profit decreased by $114.0 million to $1,501.5 million for the year ended December 31, 2013, as compared to $1,615.5 million for the year ended December 31, 2012. This decrease in gross profit resulted from the $353.2 million increase in cost of revenue during the year ended December 31, 2013, partially offset by the $239.2 million increase in revenue. Gross profit as a percentage of revenue decreased to 58.3% for the year ended December 31, 2013, as compared to 69.2% for the year ended December 31, 2012. The decrease in gross profit as a percentage of revenue during the year ended December 31, 2013, as compared to the prior year, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category, which typically have lower margins than deals in our Local category. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $145.6 million to $1,416.1 million for the year ended December 31, 2013, as compared to $1,561.7 million for the year ended December 31, 2012. This decrease in gross profit resulted from the $218.3 million decrease in third party revenue, partially offset by the $72.7 million decrease in the cost of third party revenue. Gross profit as a percentage of revenue on third party revenue deals increased to 86.3% for the year ended December 31, 2013, as compared to 84.0% for the year ended December 31, 2012. The increase in gross profit as a percentage of revenue on third party revenue deals was attributable, in part, to a lower proportion of the allocable costs within cost of revenue being allocated to the cost of third party revenue for the year ended December 31, 2013, as compared to the prior year. These allocable costs include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees. An increased share of those costs was allocated to the cost of direct revenue due to the increase in billings from direct revenue transactions relative to total gross billings.
Gross profit on direct revenue increased by $45.4 million to $78.9 million for the year ended December 31, 2013, as compared to $33.5 million for the year ended December 31, 2012. This increase in gross profit resulted from the $464.3 million increase in direct revenue to $919.0 million for the year ended December 31, 2013, as compared to $454.7 million for the year ended December 31, 2012, partially offset by the $418.9 million increase in cost of revenue on direct revenue deals to $840.1 million for the year ended December 31, 2013, as compared to $421.2 million for the year ended December 31, 2012. Gross profit as a percentage of revenue on direct revenue deals increased to 8.6% for the year ended December 31, 2013, as compared to 7.4% for the year ended December 31, 2012. The increase in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to lower cost of inventory sold as a percentage of direct revenue, partially offset by increased shipping and fulfillment costs as a percentage of direct revenue.
    Gross profit on other revenue decreased by $13.8 million to $6.4 million for the year ended December 31, 2013, as compared to $20.3 million for the year ended December 31, 2012. The decrease in gross profit was driven by the $6.7 million decrease in other revenue, which was primarily attributable to the decrease in advertising revenue, and a $7.1 million increase in cost of revenue, partially attributable to credit card interchange fees related to the Company's payment processing offering, during the year ended December 31, 2013.

Gross Profit by Segment
Gross profit by segment for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$646,866	43.1%	$617,212	38.2%
Direct	65,971	4.4	38,097	2.4
Total gross profit	712,837	47.5	655,309	40.6
EMEA:
Third party and other	556,932	37.1	691,176	42.8
Direct	13,194	0.9	(1,992)	(0.1)
Total gross profit	570,126	38.0	689,184	42.7
Rest of World:
Third party and other	218,794	14.6	273,602	16.9
Direct	(224)	(0.1)	(2,563)	(0.2)
Total gross profit	218,570	14.5	271,039	16.7
Total gross profit	$1,501,533	100.0%	$1,615,532	100.0%
Gross profit by category and segment for the years ended December 31, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$580,438	$528,893	$381,185	$450,009	$151,783	$170,100	$1,113,406	$1,149,002
Direct	(782)	1,909	—	—	—	—	(782)	1,909
Total gross profit	579,656	530,802	381,185	450,009	151,783	170,100	1,112,624	1,150,911

Goods:
Third party	15,319	48,288	116,357	168,429	39,699	66,271	171,375	282,988
Direct	66,753	36,188	13,194	(2,521)	(224)	(2,563)	79,723	31,104
Total gross profit	82,072	84,476	129,551	165,908	39,475	63,708	251,098	314,092

Travel and other:
Third party and other	51,109	40,031	59,390	72,738	27,312	37,231	137,811	150,000
Direct	—	—	—	529	—	—	—	529
Total gross profit	51,109	40,031	59,390	73,267	27,312	37,231	137,811	150,529

Total gross profit	$712,837	$655,309	$570,126	$689,184	$218,570	$271,039	$1,501,533	$1,615,532

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events.
North America
North America segment gross profit increased by $57.5 million to $712.8 million for the year ended December 31, 2013, as compared to $655.3 million for the year ended December 31, 2012. The increase in gross profit was comprised of a $48.9 million increase in the Local category and an $11.1 million increase in the Travel and other category.

EMEA
EMEA segment gross profit decreased by $119.1 million to $570.1 million for the year ended December 31, 2013, as compared to $689.2 million for the year ended December 31, 2012. The decrease in gross profit was comprised of a $68.8 million decrease in the Local category, a $36.4 million decrease in the Goods category and a $13.9 million decrease in the Travel and other category.
Rest of World
Rest of World segment gross profit decreased by $52.5 million to $218.6 million for the year ended December 31, 2013, as compared to $271.0 million for the year ended December 31, 2012. The decrease in gross profit was comprised of a $24.2 million decrease in the Goods category, an $18.3 million decrease in the Local category and a $9.9 million decrease in the Travel and other category. We expect that gross profit for our Rest of World segment will increase in future periods as a result of our acquisition of Ticket Monster.
Marketing
For the years ended December 31, 2013 and 2012, marketing expense was $214.8 million and $336.9 million, respectively. Marketing expense by segment as a percentage of segment revenue for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	% of Segment Revenue	2012	% of Segment Revenue
	(dollars in thousands)
North America	$113,612	7.5%	$105,914	9.1%
EMEA	65,130	8.8%	156,476	19.4%
Rest of World	36,082	11.7%	74,464	20.5%
Marketing	$214,824	8.3%	$336,854	14.4%
We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving the volume of transactions. Marketing expense as a percentage of revenue for the year ended December 31, 2013 has decreased from the prior year, which we believe is due to efficiencies we have realized from building a subscriber base and shifting the focus of our marketing spend to customer activation and mobile application downloads. Additionally, we continue to enhance our technology and methods for optimizing marketing expenditures, which we believe has contributed to more efficient marketing spending in recent periods.
Marketing expense by segment as a percentage of total marketing expense for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America	$113,612	52.9%	$105,914	31.4%
EMEA	65,130	30.3	156,476	46.5
Rest of World	36,082	16.8	74,464	22.1
Marketing	$214,824	100.0%	$336,854	100.0%
Our marketing expense decreased by $122.0 million to $214.8 million for the year ended December 31, 2013, as compared to $336.9 million for the year ended December 31, 2012. As our markets have continued to develop throughout 2013, the focus of our marketing spend has shifted from subscriber acquisition marketing to customer activation and mobile application downloads, which has contributed to lower marketing expense during the year ended December 31, 2013, as compared to the prior year. Additionally, we have enhanced our return on investment analyses for marketing expenditures, which we believe has resulted in more efficient marketing spending in recent periods.
Our subscriber acquisition and customer activation marketing activities also include elements that are not presented as

"Marketing" on our consolidated statements of operations, such as order discounts, free shipping on merchandise sales and accepting lower margins on our deals. Marketing is the primary method by which we acquire customers, and as such, is an important part of our business.
North America
North America segment marketing expense increased by $7.7 million to $113.6 million for the year ended December 31, 2013, as compared to $105.9 million for the year ended December 31, 2012. For the year ended December 31, 2013, marketing expense as a percentage of revenue for the North America segment was 7.5%, as compared to 9.1% for the year ended December 31, 2012. The increase in marketing expense for the year ended December 31, 2013 as compared to the prior year was primarily attributable to an increase in mobile marketing spend in connection with our initiatives to increase customer demand for deals offered through our platform.
EMEA
EMEA segment marketing expense decreased by $91.3 million to $65.1 million for the year ended December 31, 2013, as compared to $156.5 million for the year ended December 31, 2012. For the year ended December 31, 2013, marketing expense as a percentage of revenue for the EMEA segment was 8.8%, as compared to 19.4% for the year ended December 31, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued shift in marketing spend from subscriber acquisition to customer activation and mobile application downloads and our enhanced return on investment analyses for marketing expenditures, which have contributed to lower marketing expense during the year ended December 31, 2013.
Rest of World
Rest of World segment marketing expense decreased by $38.4 million to $36.1 million for the year ended December 31, 2013, as compared to $74.5 million for the year ended December 31, 2012. For the year ended December 31, 2013, marketing expense as a percentage of revenue for the Rest of World segment was 11.7%, as compared to 20.5% for the year ended December 31, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued shift from subscriber acquisition marketing to customer activation and our enhanced return on investment analyses for marketing expenditures, which have contributed to lower marketing expense during the year ended December 31, 2013. We expect that marketing expense for our Rest of World segment will increase in future periods as a result of our acquisition of Ticket Monster.
Selling, General and Administrative
Selling, general and administrative expense increased by $31.9 million to $1,211.0 million for the year ended December 31, 2013, as compared to $1,179.1 million for the year ended December 31, 2012. The increase in selling, general and administrative expense was primarily due to increases in depreciation and amortization, wages and benefits, stock-based compensation and system maintenance expenses, partially offset by lower general corporate costs and consulting and professional fees. Depreciation and amortization recorded within selling, general and administrative expense increased by $25.8 million for the year ended December 31, 2013, primarily due to increased amortization expense related to higher internally-developed software and computer hardware balances, as compared to the prior year. There was a $14.9 million increase in system maintenance expenses for the year ended December 31, 2013, as compared to the prior year, as a result of investments in technology and our corporate infrastructure. Wages and benefits (excluding stock-based compensation) within selling, general and administrative expense increased by $12.3 million for the year ended December 31, 2013. Stock-based compensation costs recorded within selling, general and administrative expense increased by $12.2 million for the year ended December 31, 2013, as compared to the prior year. Those increases were partially offset by general corporate costs, which decreased $16.5 million for the year ended December 31, 2013, as compared to the prior year, primarily due to a reduction in telecommunication expenses, office equipment and office supplies. Consulting and professional fees also decreased by $13.2 million for the year ended December 31, 2013, as compared to the prior year.
Selling, general and administrative expense as a percentage of revenue was 47.1% for the year ended December 31, 2013, as compared to 50.5% for the year ended December 31, 2012, respectively. Although revenue increased by $239.2 million, or 10.2%, for the year ended December 31, 2013, as compared to the prior year, selling, general and administrative expense increased by $31.9 million, or 2.7%. We are continuing to refine our sales management and administrative processes, including through automation, in connection with our efforts to generate increased operating efficiencies.
We expect that selling, general and administrative expense will increase in future periods as a result of expenses, including amortization of acquired intangible assets, related to our acquisitions of Ticket Monster and Ideeli in January 2014.

Acquisition‑Related (Benefit) Expense, Net
For the years ended December 31, 2013 and 2012, we incurred a net acquisition-related benefit of less than $0.1 million and expense of $0.9 million, respectively. Acquisition-related (benefit) expense, net is comprised of the change in fair value of contingent consideration arrangements and, beginning in 2013, also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees. For the year ended December 31, 2013, the net acquisition-related benefit included $3.2 million related to changes in the fair value of contingent consideration, partially offset by $3.2 million of external transaction costs related to business combinations. The external transaction costs incurred in 2013 were primarily related to the acquisition of Ticket Monster, which closed on January 2, 2014. Such transaction costs were not material for the year ended December 31, 2012. See Note 13 "Fair Value Measurements" for information about fair value measurements of contingent consideration arrangements.
Income from Operations
Income from operations decreased by $22.9 million to $75.8 million for the year ended December 31, 2013, as compared to $98.7 million for the year ended December 31, 2012. The decrease in income from operations for the year ended December 31, 2013, as compared to the prior year, was primarily due to the decrease in gross profit of $114.0 million and the increase in selling, general and administrative expense of $31.9 million, partially offset by the decrease in marketing expense of $122.0 million. The favorable impact on income from operations from year-over-year changes in foreign exchange rates for the year ended December 31, 2013 was $4.0 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $0.9 million to $140.6 million for the year ended December 31, 2013, as compared to $139.7 million for the year ended December 31, 2012. The increase in segment operating income was primarily attributable to an increase in gross profit, partially offset by an increase in segment operating expenses.
EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $5.5 million to $111.5 million for the year ended December 31, 2013, as compared to $106.0 million for the year ended December 31, 2012. The increase in segment operating income was primarily attributable to a decrease in segment operating expenses, partially offset by a decrease in gross profit.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $12.9 million to a loss of $54.9 million for the year ended December 31, 2013, as compared to a loss of $42.0 million for the year ended December 31, 2012. The increased segment operating loss was primarily attributable to a decrease in gross profit, partially offset by a decrease in segment operating expenses.
Other (Expense) Income, Net
Other (expense) income, net was an expense, net of $94.6 million for the year ended December 31, 2013, as compared to income, net of $6.2 million for the year ended December 31, 2012. During the year ended December 31, 2013, other expense, net included an $85.5 million impairment of our investments in F-tuan. During the year ended December 31, 2012, other income, net included a $56.0 million gain resulting from the E-Commerce transaction partially offset by a $50.6 million impairment of our investments in F-tuan. The impairments of our investments in F-tuan and the gain on the E-Commerce transaction are described in Note 6 "Investments." The change in other (expense) income, net was also due to an increase in foreign currency transaction losses for the year ended December 31, 2013, as compared to the prior year.
Provision for Income Taxes
For the years ended December 31, 2013 and 2012, we recorded income tax expense of $70.0 million and $146.0 million, respectively.
The effective tax rate was (370.4)% for the year ended December 31, 2013, as compared to 153.7% for the year ended December 31, 2012. The most significant factors impacting our effective tax rate for the years ended December 31, 2013 and

2012 were losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense. The effective tax rate for the year ended December 31, 2013 was also impacted by the release of a portion of the valuation allowance in the U.S. against our federal and state deferred tax assets, which resulted in a $9.6 million reduction to income tax expense.
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

Results of Operations
Comparison of the Years Ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(in thousands)
Revenue:
Third party and other	$1,879,729	$1,589,604
Direct	454,743	20,826
Total revenue	2,334,472	1,610,430
Cost of revenue:
Third party and other	297,739	243,789
Direct	421,201	15,090
Total cost of revenue	718,940	258,879
Gross profit	1,615,532	1,351,551
Operating expenses:
Marketing	336,854	768,472
Selling, general and administrative	1,179,080	821,002
Acquisition-related expense (benefit), net	897	(4,537)
Total operating expenses	1,516,831	1,584,937
Income (loss) from operations	98,701	(233,386)
Loss on equity method investments	(9,925)	(26,652)
Other income, net	6,166	5,973
Income (loss) before provision for income taxes	94,942	(254,065)
Provision for income taxes	145,973	43,697
Net loss	(51,031)	(297,762)
Net (income) loss attributable to noncontrolling interests	(3,742)	18,335
Net loss attributable to Groupon, Inc.	(54,773)	(279,427)
Redemption of preferred stock in excess of carrying value	—	(34,327)
Adjustment of redeemable noncontrolling interests to redemption value	(12,604)	(59,740)
Net loss attributable to common stockholders	$(67,377)	$(373,494)

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses included stock-based compensation as follows:

	Year Ended December 31,
	2012		2011
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$718,940	$2,928	$258,879	$1,130

Operating expenses:
Marketing	$336,854	$3,570	$768,472	$2,531
Selling, general and administrative	1,179,080	97,619	821,002	89,929
Acquisition-related expense (benefit), net	897	—	(4,537)	—
Total operating expenses	$1,516,831	$101,189	$1,584,937	$92,460
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and income from operations for the year ended December 31, 2012 from changes in exchange rates versus the U.S. dollar was as follows:

	Year Ended December 31, 2012
	At Avg.	Exchange
	2011	Rate
	Rates (1)	Effect (2)	As Reported
	(in thousands)
Gross billings	$5,563,703	$(183,519)	$5,380,184

Revenue	$2,408,588	$(74,116)	$2,334,472
Cost of revenue and operating expenses	2,302,486	(66,715)	2,235,771
Income from operations	$106,102	$(7,401)	$98,701

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Gross billings:
Third party	$4,905,022	$3,958,942
Direct	454,743	20,826
Other	20,419	5,733
Total gross billings	$5,380,184	$3,985,501

For third party revenue deals, gross billings differs from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals and other revenue, gross billings are equivalent to direct revenue and other revenue reported in our consolidated statements of operations. Gross billings increased by $1,394.7 million to $5,380.2 million for the year ended December 31, 2012, as compared to $3,985.5 million for the year ended December 31, 2011. The increase was comprised of a $946.1 million increase in gross billings from third party revenue transactions, a $433.9 million increase in gross billings from direct revenue transactions and a $14.7 million increase in gross billings from other revenue transactions. The increase in gross billings was also driven by an increase in active customers and the volume of transactions, as we continued to grow our business. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2012 was $183.5 million.
We offers goods and services through three primary categories: Local, Goods and Travel. We also earned advertising revenue, payment processing revenue and point of sale revenue. Our Goods and Travel categories were launched in the second half of 2011. It is not practicable to determine our gross billings, revenue, cost of revenue and gross profit by category for the year ended December 31, 2011.
Gross Billings by Segment
Gross billings by segment for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	% of total	2011	% of total
	(dollars in thousands)
Gross billings:
North America	$2,373,153	44.1%	$1,561,927	39.2%
EMEA	1,928,508	35.8	1,647,848	41.3
Rest of World	1,078,523	20.1	775,726	19.5
Total gross billings	$5,380,184	100.0%	$3,985,501	100.0%
North America
North America segment gross billings increased by $811.2 million to $2,373.2 million for the year ended December 31, 2012, as compared to $1,561.9 million for the year ended December 31, 2011. The increase in gross billings was largely attributable to an increase in active customers and the volume of transactions.
EMEA
EMEA segment gross billings increased by $280.7 million to $1,928.5 million for the year ended December 31, 2012, as compared to $1,647.8 million for the year ended December 31, 2011. The increase in gross billings was largely attributable to an increase in active customers and the volume of transactions. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2012 was $127.6 million.
Rest of World
Rest of World segment gross billings increased by $302.8 million to $1,078.5 million for the year ended December 31, 2012, as compared to $775.7 million for the year ended December 31, 2011. The increase in gross billings was largely attributable to an increase in active customers and the volume of transactions. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2012 was $53.1 million.

Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for the years ended December 31, 2012 and 2011 was as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Revenue:
Third party	$1,859,310	$1,583,871
Direct	454,743	20,826
Other	20,419	5,733
Total revenue	$2,334,472	$1,610,430
Revenue increased by $724.0 million to $2,334.5 million for the year ended December 31, 2012, as compared to $1,610.4 million for the year ended December 31, 2011. The increase in revenue was primarily driven by the $433.9 million increase in direct revenue from transactions, primarily in our Goods category, where we are the merchant of record and for which revenue is reported on a gross basis. The net increase in revenue was also attributable to an increase in active customers and the volume of transactions during the year ended December 31, 2012, as compared to the prior year. In addition, several other initiatives contributed to revenue growth for the year ended December 31, 2012, as compared to the prior year. Through our daily emails, we increasingly targeted customers by sending them deals for specific locations and personal preferences, which we believe contributed to revenue growth. We also increased the number of merchant partner relationships and the volume of deals we offered to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2012 was $74.1 million.
Third Party Revenue
Third party revenue increased by $275.4 million to $1,859.3 million for the year ended December 31, 2012, as compared to $1,583.9 million for the year ended December 31, 2011. Several initiatives contributed to third party revenue growth for the year ended December 31, 2012 as compared to the prior year. We added to our sales force in early 2012, allowing us to increase the number of merchant partner relationships and the volume of deals we offered to our customers on our websites and mobile applications. The launch of our Goods category in the second half of 2011 also contributed to the growth in third party revenue for the year ended December 31, 2012, because Goods transactions where we are acting as a third party marketing agent of the merchant are reported on a net basis within third party revenue.
Direct Revenue
Direct revenue increased by $433.9 million to $454.7 million for the year ended December 31, 2012, as compared to $20.8 million for the year ended December 31, 2011, due to the launch of Goods in the second half of 2011. We were often the merchant of record for transactions throughout 2012 and 2011 in the Goods category, particularly in North America, such that the resulting revenue was reported on a gross basis within direct revenue. Direct revenue deals continued to grow, both overall and as a percentage of our revenue, through the continued growth of our Goods category for the year ended December 31, 2012, as compared to the prior year.
Other Revenue
Other revenue increased by $14.7 million to $20.4 million for the year ended December 31, 2012, as compared to $5.7 million for the year ended December 31, 2011. Other revenue was primarily comprised of advertising revenue, which increased with the growth of our business. Other revenue also included point of sale and payment processing revenue, which we launched in the third quarter of 2012. Point of sale and payment processing revenue were not significant for the year ended December 31, 2012.

Revenue by Segment
Revenue by segment for the years ended December 31, 2012 and 2011 was as follows:

	Year Ended December 31,
	2012	% of total	2011	% of total
	(dollars in thousands)
North America:
Third party and other	$762,424	32.7%	$634,980	39.4%
Direct	403,276	17.2	—	—
Total segment revenue	1,165,700	49.9	634,980	39.4
EMEA:
Third party and other	764,830	32.8	699,393	43.4
Direct	40,646	1.7	20,826	1.3
Total segment revenue	805,476	34.5	720,219	44.7
Rest of World:
Third party and other	352,475	15.1	255,231	15.9
Direct	10,821	0.5	—	—
Total segment revenue	363,296	15.6	255,231	15.9
Total revenue	$2,334,472	100.0%	$1,610,430	100.0%
North America
North America segment revenue increased by $530.7 million to $1,165.7 million for the year ended December 31, 2012, as compared to $635.0 million for the year ended December 31, 2011. The increase in revenue was largely attributable to an increase in active customers and the volume of transactions and strong growth in our direct revenue. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record.
EMEA
EMEA segment revenue increased by $85.3 million to $805.5 million for the year ended December 31, 2012, as compared to $720.2 million for the year ended December 31, 2011 and was largely attributable to an increase in active customers and the volume of transactions. While we grew our EMEA segment revenue for the year ended December 31, 2012 as compared to the prior year, revenue declined 26.6% for the quarter ended December 31, 2012, as compared to the corresponding period of the prior year. This decline was largely attributable to reductions in the percentage of gross billings that we retained after deducting the merchant's share from sales in our Local category. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2012 was $54.6 million.
Rest of World
Rest of World segment revenue increased by $108.1 million to $363.3 million for the year ended December 31, 2012, as compared to $255.2 million for the year ended December 31, 2011. The increase in revenue was largely attributable to an increase in active customers and the volume of transactions. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2012 was $18.4 million.

Cost of Revenue
Cost of revenue on third party, direct revenue and other deals for the years ended December 31, 2012 and 2011 was as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Cost of revenue:
Third party	$297,574	$243,709
Direct	421,201	15,090
Other	165	80
Total cost of revenue	$718,940	$258,879
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to gross billings during the period. As a result of the significant growth we experienced from direct revenue transactions relative to our total gross billings for the year ended December 31, 2012, an increased share of those allocable costs was allocated to cost of direct revenue in our consolidated statement of operations for the year ended December 31, 2012.
Cost of revenue increased by $460.1 million to $718.9 million for the year ended December 31, 2012, as compared to $258.9 million for the year ended December 31, 2011, which was attributable to the growth in direct revenue, primarily from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory and the related shipping and fulfillment costs on direct revenue deals, which were not as significant during the prior year, as the Goods business launched in the second half of 2011. The increase in cost of revenue for the year ended December 31, 2012, as compared to the prior year, was also due to an increase in estimated refunds for which the merchant's share is not recoverable related to our third party revenue deals, increased processing fees directly related to higher overall transaction volumes and increased email distribution costs as a result of our larger subscriber base.
Cost of Revenue by Segment
Cost of revenue by segment for the years ended December 31, 2012 and 2011 was as follows:

	Year Ended December 31,
	2012	% of total	2011	% of total
	dollars in thousands
North America:
Third party and other	$145,212	20.2%	$139,954	54.1%
Direct	365,179	50.8	—	—
Total segment cost of revenue	510,391	71.0	139,954	54.1
EMEA:
Third party and other	73,654	10.2	58,367	22.5
Direct	42,638	6.0	15,090	5.8
Total segment cost of revenue	116,292	16.2	73,457	28.3
Rest of World:
Third party and other	78,873	11.0	45,468	17.6
Direct	13,384	1.8	—	—
Total segment cost of revenue	92,257	12.8	45,468	17.6
Total cost of revenue	$718,940	100.0%	$258,879	100.0%

North America
North America segment cost of revenue increased by $370.4 million to $510.4 million for the year ended December 31, 2012, as compared to $140.0 million for the year ended December 31, 2011. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals.
EMEA
EMEA segment cost of revenue increased by $42.8 million to $116.3 million for the year ended December 31, 2012, as compared to $73.5 million for the year ended December 31, 2011. The increase in cost of revenue was primarily driven by the continued growth of our third party and direct revenue deals during the year ended December 31, 2012, as compared to the prior year.
Rest of World
Rest of World segment cost of revenue increased by $46.8 million to $92.3 million for the year ended December 31, 2012, as compared to $45.5 million for the year ended December 31, 2011. The increase in cost of revenue was primarily driven by the continued growth of our third party and direct revenue deals during the year ended December 31, 2012, as compared to the prior year.
Gross Profit
Gross profit for the years ended December 31, 2012 and 2011 was as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Gross profit:
Third party	$1,561,736	$1,340,162
Direct	33,542	5,736
Other	20,254	5,653
Total gross profit	$1,615,532	$1,351,551
Gross profit increased by $264.0 million to $1,615.5 million for the year ended December 31, 2012, as compared to $1,351.6 million for the year ended December 31, 2011. This increase in gross profit resulted from the $724.0 million increase in revenue, partially offset by the $460.1 million increase in cost of revenue for the year ended December 31, 2012, as compared to the prior year. Gross profit as a percentage of revenue decreased to 69.2% for the year ended December 31, 2012, as compared to 83.9% for the year ended December 31, 2011. The decrease in gross profit as a percentage of revenue for the year ended December 31, 2012, as compared to the prior year, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category, which typically have lower margins than deals in our Local category. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue deals and other revenue increased by $236.2 million to $1,582.0 million for the year ended December 31, 2012, as compared to $1,345.8 million for the year ended December 31, 2011. This increase in gross profit resulted from the $960.8 million increase in gross billings on third party revenue transactions and other revenue to $4,925.4 million for the year ended December 31, 2012, as compared to $3,964.7 million for the year ended December 31, 2011, partially offset by a reduction in the percentage of billings that we retained from third party revenue transactions for the year ended December 31, 2012. Gross profit as a percentage of revenue on third party revenue deals and other revenue was 84.2% for the year ended December 31, 2012, as compared to 84.7% for the year ended December 31, 2011.
Gross profit on direct revenue deals increased by $27.8 million to $33.5 million for the year ended December 31, 2012, as compared to $5.7 million for the year ended December 31, 2011. This increase in gross profit resulted from the $433.9 million increase in direct revenue to $454.7 million for the year ended December 31, 2012, as compared to $20.8 million for the year ended December 31, 2011, partially offset by the $406.1 million increase in cost of revenue on direct revenue deals to $421.2 million for the year ended December 31, 2012, as compared to $15.1 million for the year ended December 31, 2011. Gross profit as a percentage of revenue on direct revenue deals was 7.4% for the year ended December 31, 2012, as compared to 27.5% for the year ended December 31, 2011. The Goods category, which comprises the majority of our direct revenue for the year ended December 31, 2012, was not launched until the second half of 2011. Therefore, the comparison of gross profit as a percentage of revenue on direct revenue deals for the year ended December 31, 2012, as compared to the prior year, is not meaningful due to the limited volume of direct revenue deals in 2011.
Gross Profit by Segment
Gross profit by segment for the years ended December 31, 2012 and 2011 was as follows:

	Year Ended December 31,
	2012	% of total	2011	% of total
	(dollars in thousands)
North America:
Third party and other	$617,212	38.2%	$495,026	36.6%
Direct	38,097	2.4	—	—
Total gross profit	655,309	40.6	495,026	36.6
EMEA:
Third party and other	691,176	42.8	641,026	47.4
Direct	(1,992)	(0.1)	5,736	0.5
Total gross profit	689,184	42.7	646,762	47.9
Rest of World:
Third party and other	273,602	16.9	209,763	15.5
Direct	(2,563)	(0.2)	—	—
Total gross profit	271,039	16.7	209,763	15.5
Total gross profit	$1,615,532	100.0%	$1,351,551	100.0%
North America
North America segment gross profit increased by $160.3 million to $655.3 million for the year ended December 31, 2012, as compared to $495.0 million for the year ended December 31, 2011. The increase in gross profit was comprised of a $122.2 million increase in third party and other gross profit and a $38.1 million increase in direct gross profit.
EMEA
EMEA segment gross profit increased by $42.4 million to $689.2 million for the year ended December 31, 2012, as compared to $646.8 million for the year ended December 31, 2011. The increase in gross profit was comprised of a $50.2 million increase in third party and other gross profit, partially offset by a $7.8 million decrease in direct gross profit.
Rest of World
Rest of World segment gross profit increased by $61.3 million to $271.1 million as of December 31, 2012, as compared to $209.8 million as of December 31, 2011. The increase in gross profit was comprised of a $63.8 million increase in third party and other gross profit, partially offset by a $2.5 million decrease in direct gross profit.

Marketing
For the years ended December 31, 2012 and 2011, marketing expense was $336.9 million and $768.5 million, respectively. Marketing expense by segment as a percentage of segment revenue for the years ended December 31, 2012 and 2011 was as follows:

	Year Ended December 31,
	2012	% of Segment Revenue	2011	% of Segment Revenue
	(dollars in thousands)
North America	$105,914	9.1%	$254,746	40.1%
EMEA	156,476	19.4%	297,522	41.3%
Rest of World	74,464	20.5%	216,204	84.7%
Marketing	$336,854	14.4%	$768,472	47.7%
We evaluate our marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving the volume of transactions. Marketing expense as a percentage of revenue for the year ended December 31, 2012 has decreased from the prior year, which we believe is due to efficiencies we have realized from building a subscriber base and shifting our marketing spend to customer activation. In 2010, we began our international expansion and subsequently made significant marketing investments related to subscriber acquisition in our international markets to accelerate growth and establish our presence in new markets. We continued to invest heavily in subscriber acquisition throughout 2011. Additionally, the increase in revenue, including direct revenue that is reported on a gross basis, contributed to the decline in marketing expense as a percentage of revenue for the year ended December 31, 2012, as compared to the prior year.
Marketing expense by segment as a percentage of total marketing expense for the years ended December 31, 2012 and 2011 was as follows:

	Year Ended December 31,
	2012	% of total	2011	% of total
	(dollars in thousands)
North America	$105,914	31.4%	$254,746	33.1%
EMEA	156,476	46.5	297,522	38.7
Rest of World	74,464	22.1	216,204	28.2
Marketing	$336,854	100.0%	$768,472	100.0%
Our marketing expense decreased by $431.6 million to $336.9 million for the year ended December 31, 2012, as compared to $768.5 million for the year ended December 31, 2011. For the year ended December 31, 2011, subscriber acquisition still comprised the primary portion of our marketing spend, particularly in our international markets as we were still in the early phases of building our customer base in those markets. As our markets developed throughout the year ended December 31, 2012, we began shifting our marketing spend from subscriber acquisition marketing to customer activation, which contributed to lower marketing expense the year ended December 31, 2012, as compared to the prior year.
North America
North America segment marketing expense decreased by $148.8 million to $105.9 million for the year ended December 31, 2012, as compared to $254.7 million for the year ended December 31, 2011. For the year ended December 31, 2012, marketing expense as a percentage of revenue for the North America segment was 9.1%, as compared to 40.1% for the year ended December 31, 2011. The decreases were primarily attributable to a decrease in online marketing spend. This reflected the continued shift in focus from subscriber acquisition marketing to customer activation, which contributed to lower marketing expense for the year ended December 31, 2012, as compared to the prior year.

EMEA
EMEA segment marketing expense decreased by $141.0 million to $156.5 million for the year ended December 31, 2012, as compared to $297.5 million for the year ended December 31, 2011. For the year ended December 31, 2012, marketing expense as a percentage of revenue for the EMEA segment was 19.4%, as compared to 41.3% for the year ended December 31, 2011. The decreases were primarily attributable to a decrease in online marketing spend. This reflected the continued shift in focus from subscriber acquisition marketing to customer activation, which contributed to lower marketing expense for the year ended December 31, 2012, as compared to the prior year.
Rest of World
Rest of World segment marketing expense decreased by $141.7 million to $74.5 million for the year ended December 31, 2012, as compared to $216.2 million for the year ended December 31, 2011. For the year ended December 31, 2012, marketing expense as a percentage of revenue for the Rest of World segment was 20.5%, as compared to 87.4% for the year ended December 31, 2011. The decreases were primarily attributable to a decrease in online marketing spend. This reflected the continued shift in focus from subscriber acquisition marketing to customer activation, which contributed to lower marketing expense for the year ended December 31, 2012, as compared to the prior year.
Selling, General and Administrative
Selling, general and administrative expense increased by $358.1 million to $1,179.1 million for the year ended December 31, 2012, as compared to $821.0 million for the year ended December 31, 2011. The increase in selling, general and administrative expense was primarily due to increases in wages and benefits, consulting and professional fees, depreciation and amortization, rent expense and system maintenance expenses. Additionally, selling, general and administrative expense as a percentage of revenue for our EMEA segment of 54.9% and our Rest of World Segment of 72.2% were significantly higher than for our North America segment of 40.7%. This was primarily a result of the build out of our international operations, including both sales force and administrative personnel.
Wages and benefits (excluding stock-based compensation) within selling, general and administrative expense increased by $220.2 million to $653.6 million for the year ended December 31, 2012, as compared to the prior year, as we added sales force, technology and administrative personnel to support our business. Stock-based compensation costs within selling, general and administrative expense also increased to $97.6 million for the year ended December 31, 2012, as compared to $89.9 million for the year ended December 31, 2011, due to the addition of certain key personnel to the Company. Our consulting and professional fees increased by $22.9 million for the year ended December 31, 2012, as compared to the prior year, primarily related to higher legal and accounting-related costs. Depreciation and amortization recorded within selling, general and administrative expense increased by $19.7 million and rent expense increased by $17.5 million for the year ended December 31, 2012, as compared to the prior year, primarily due to our expansion during 2011 and 2012. There was a $34.6 million increase in system maintenance expenses for the year ended December 31, 2012, as compared to the prior year, as a result of investments in technology and our corporate infrastructure.
Acquisition‑Related Expense (Benefit), Net
For the years ended December 31, 2012 and 2011, we incurred net acquisition-related expenses of $0.9 million and benefits of $4.5 million, respectively, representing changes in the fair value of contingent consideration liabilities from business acquisitions. See Note 13 "Fair Value Measurements."
Income (Loss) from Operations
Income from operations increased by $332.1 million to income from operations of $98.7 million for the year ended December 31, 2012, as compared to a loss from operations of $233.4 million for the year ended December 31, 2011. The increase to income from operations for the year ended December 31, 2012 from the loss from operations for the year ended December 31, 2011 was primarily due to the decrease in marketing expense of $431.6 million and the increase in gross profit of $264.0 million, partially offset by the increase in selling, general and administrative expense of $358.1 million. The unfavorable impact on income from operations from year-over-year changes in foreign exchange rates for the year ended December 31, 2012 was $7.4 million.

North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $134.9 million to $139.7 million for the year ended December 31, 2012, as compared to $4.8 million for the year ended December 31, 2011. The increase in segment operating income was primarily attributable to an increase in gross profit, partially offset by an increase in segment operating expenses.
EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $40.8 million to $106.0 million for the year ended December 31, 2012, as compared to $65.2 million for the year ended December 31, 2011. The increase in segment operating income was primarily attributable to an increase in gross profit.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, decreased by $172.4 million to a loss of $42.0 million for the year ended December 31, 2012, as compared to a loss of $214.4 million for the year ended December 31, 2011. The decrease in segment operating loss was primarily attributable to a decrease in segment operating expenses and an increase in gross profit.
Other Income, Net
Other income, net includes foreign currency transaction gains and losses, primarily resulting from intercompany balances related to our foreign subsidiaries that are denominated in currencies other than their functional currencies, interest income on our cash and cash equivalents and other non-operating gains and losses.
Other income, net was $6.2 million for the year ended December 31, 2012, as compared to $6.0 million for the year ended December 31, 2011. During the year ended December 31, 2012, other income, net included a $56.0 million gain resulting from the E-Commerce transaction partially offset by a $50.6 million impairment of our investments in F-tuan. The impairments of our investments in F-tuan and the gain on the E-Commerce transaction are described in Note 6 "Investments." During the year ended December 31, 2011, other income, net included $4.9 million related to the return of 400,000 shares of non-voting common stock from a former executive officer in connection with a separation agreement.
Provision for Income Taxes
For the years ended December 31, 2012 and 2011, we recorded income tax expense of $146.0 million and $43.7 million, respectively.
The effective tax rate was 153.7% for the year ended December 31, 2012, as compared to (17.2)% for the year ended December 31, 2011. The most significant factors impacting our effective tax rate for the year ended December 31, 2012 were the impact of unrecognized tax benefits related to income tax uncertainties in certain foreign jurisdictions, losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense. The most significant factors impacting our effective tax rate for the year ended December 31, 2011 were losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses and nondeductible stock-based compensation expense.

Non-GAAP Financial Measures
In addition to financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP financial measures: operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net, Adjusted EBITDA, free cash flow and foreign exchange rate neutral operating results. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with U.S. GAAP. However, these measures are not intended to be a substitute for those reported in accordance with U.S. GAAP. These measures may be different from non-GAAP financial measures used by other companies, even when similar terms are used to identify such measures.
Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net. Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net is a non-GAAP financial measure that comprises the consolidated total of the segment operating income (loss) of our three segments, North America, EMEA and Rest of World. Stock-based compensation expense and acquisition-related expense (benefit), net are excluded from segment operating income (loss) that we report under U.S. GAAP for our segments. Stock-based compensation expense is primarily a non-cash item. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and, beginning in 2013, also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees. We have used consolidated operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net to allocate resources and evaluate performance internally.
We have considered operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net to be an important measure for management to evaluate the performance of our business. However, in recent periods our management and Board of Directors have increasingly focused on Adjusted EBITDA, described below, as the primary non-GAAP measure for evaluating our consolidated operating results. Accordingly, we do not expect to continue to report Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net on a consolidated basis in future periods.
We believe it is important to view operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net as a complement to our entire consolidated statements of operations. When evaluating our performance, you should consider operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net as a complement to other financial performance measures, including net income (loss) and our other U.S. GAAP results.
The following is a reconciliation of Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net to the most comparable U.S. GAAP financial measure, "Income (loss) from operations," for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Income (loss) from operations	$75,754	$98,701	$(233,386)
Adjustments:
Stock-based compensation(1)	121,462	104,117	93,590
Acquisition-related (benefit) expense, net(2)	(11)	897	(4,537)
Total adjustments	121,451	105,014	89,053
Operating income (loss) excluding stock-based compensation and acquisition-related (benefit) expense, net	$197,205	$203,715	$(144,333)

(1)	Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing" on the consolidated statements of operations.

(2)
Represents changes in the fair value of contingent consideration related to business combinations and, beginning in 2013, also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees. Those external transaction costs were not material for the years ended December 31, 2012 and 2011.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that comprises net income (loss) excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and acquisition-related expense (benefit), net. Adjusted EBITDA is similar to Operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net, except Adjusted EBITDA also excludes depreciation and amortization. We exclude depreciation and amortization because it is non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Net income (loss)" for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Net loss	$(88,946)	$(51,031)	$(297,762)
Adjustments:
Stock-based compensation(1)	121,462	104,117	93,590
Acquisition-related (benefit) expense, net(2)	(11)	897	(4,537)
Depreciation and amortization	89,449	55,801	32,055
Non-operating items:
Loss on equity method investments	44	9,925	26,652
Other expense (income), net	94,619	(6,166)	(5,973)
Provision for income taxes	70,037	145,973	43,697
Total adjustments	375,600	310,547	185,484
Adjusted EBITDA	$286,654	$259,516	$(112,278)

(1)	Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing" on the consolidated statements of operations.

(2)
Represents changes in the fair value of contingent consideration related to business combinations and, beginning in 2013, also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees. Those external transaction costs were not material for the years ended December 31, 2012 and 2011.

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

The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by operating activities," for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011

Net cash provided by operating activities	$218,432	$266,834	$290,447
Purchases of property and equipment and capitalized software	(63,505)	(95,836)	(43,811)
Free cash flow	$154,927	$170,998	$246,636

Net cash used in investing activities	$(96,315)	$(194,979)	$(147,433)
Net cash (used in) provided by financing activities	$(81,697)	$12,095	$867,205
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
Liquidity and Capital Resources
As of December 31, 2013, we had $1,240.5 million in cash and cash equivalents, which primarily consisted of cash, money market accounts and overnight securities.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows from operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. We generated positive cash flow from operations for the years ended December 31, 2013, 2012 and 2011, and we expect cash flow from operations to remain positive in annual periods for the foreseeable future. We generally use this cash flow to fund our operations, make additional acquisitions, purchase capital assets, purchase treasury stock and meet our other cash operating needs. Cash flow from operations was $218.4 million, $266.8 million and $290.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2013 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2013, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $432.7 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for at least the next twelve months.
Uses of Cash
On January 2, 2014, we acquired LivingSocial Korea, Inc., including its subsidiary Ticket Monster, for total consideration of $100.0 million cash and 13,825,283 shares of Class A common stock with an acquisition date fair value of $162.9 million. On January 13, 2014, we acquired Ideeli for $43.0 million in cash. We intend to continue to acquire additional businesses and make strategic minority investments in complementary businesses throughout 2014 to grow our subscriber base, expand our merchant relationships, enhance our technology capabilities and acquire experienced workforces.  During the year ended December 31, 2013, we acquired seven businesses for an aggregate acquisition price of $16.1 million, of which $7.3 million was paid for in cash (net of cash acquired), and we expect to continue to use cash to make strategic acquisitions.
In order to support our current and future global expansion, we expect to continue to make significant investments in our technology platforms and business processes, as well as internal tools aimed at improving the efficiency of our operations. We will also continue to invest in sales and marketing as we seek to grow both the number of active deals available through our online local marketplaces and the volume of transactions through those marketplaces.

We currently plan to fund these investments in business acquisitions, strategic minority investments, technology, and sales and marketing with our available cash and cash equivalents and cash flow generated from our operations. We may also seek to raise additional financing in the capital markets, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for future acquisitions or other strategic investment opportunities.
In August 2013, our Board of Directors authorized a share repurchase program.  Under the program, we are authorized to repurchase up to $300 million of our outstanding Class A common stock through August 2015.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.  We will fund the repurchases through cash on hand and future cash flow.  Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so. During the year ended December 31, 2013, we purchased 4,432,800 shares of Class A common stock for an aggregate purchase price of $46.6 million (including fees and commissions) under the share repurchase program.
Cash Flow
Our net cash flows from operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$218,432	$266,834	$290,447
Investing activities	(96,315)	(194,979)	(147,433)
Financing activities	(81,697)	12,095	867,205
Effect of changes in exchange rates on cash and cash equivalents	(9,237)	2,404	(6,117)
Net increase in cash and cash equivalents	$31,183	$86,354	$1,004,102
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
Our current merchant arrangements are structured as either a redemption payment model or a fixed payment model defined as follows:
Redemption payment model - We typically pay our merchants upon redemption for the majority of deals in our EMEA and Rest of World segments. Under our redemption merchant payment model, we collect payments at the time our customers purchase Groupons and make payments to our merchants at a subsequent date. Using this payment model, merchants are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all of the gross billings from the unredeemed Groupon. The redemption model generally improves our overall cash flow because we do not pay our merchants until the customer redeems the Groupon.
Fixed payment model - We typically pay our merchants under the fixed payment model for the majority of deals in North America. Under our fixed merchant payment model, we have historically paid our merchants in installments over a period of sixty days for third party revenue deals. However, for third party revenue deals in which the merchant has a continuous presence on our websites and mobile applications by offering deals for an extended period of time, which currently represents a substantial majority of our third party revenue deals in North America, we remit payments to the merchant on an ongoing basis, generally bi-weekly, throughout the term of the offering. For direct revenue deals in our Goods category, payment terms with our suppliers typically range from net 30 days to net 60 days. Under the fixed payment model, merchants are paid regardless of whether the Groupon is redeemed.
We experience swings in accrued merchant and supplier payables associated with our normal revenue-generating activities, including both third party and direct revenue sales transactions, that can cause volatility in working capital levels and impact cash balances more or less than our operating income or loss would indicate. In recent periods, the shift in our business from limited-

time daily deal offerings to a demand fulfillment model that enables customers to search for goods and services that are offered by merchants for an extended period of time through our websites and mobile applications has reduced our overall cash flow benefits from the timing differences between when we receive cash from customers and remit payments to our merchants. We pay merchants who offer deals for an extended period of time on an ongoing basis, generally bi-weekly, throughout the term of the offering. We expect this trend to continue in the future.
We believe that seasonal fluctuations will continue to impact our cash flows, particularly as a result of the growth of our Goods category. Our operating cash flow of $178.3 million in the fourth quarter of 2013 represented 81.6% of our operating cash flow for the full year and was primarily attributable to the seasonal increase in direct revenue in our Goods category during the holiday season. Our operating cash flow benefited by an $88.5 million increase in accrued merchant and supplier payables during the year ended December 31, 2013, which was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2013. Our operating cash flow benefited by a $149.9 million increase in accrued merchant and supplier payables during the year ended December 31, 2012, as we were experiencing more favorable growth rates in our Local category at that time and our Goods category was much smaller in late 2011. The cash flow impact of changes in accrued merchant and supplier payables during the years ended December 31, 2013 and 2012 was a primary driver of the $48.4 million decrease in cash provided by operating activities between those periods. We expect that our operating cash flow will decrease significantly and may be negative in the first quarter of 2014 as we pay suppliers for merchandise inventory that we sold during the 2013 holiday season.
For the year ended December 31, 2013, our net cash provided by operating activities was $218.4 million, which consisted of a $255.2 million net increase for certain non-cash items and a $52.2 million net increase related to changes in working capital and other assets and liabilities, partially offset by an $88.9 million net loss. The net adjustments for certain non-cash items include $121.5 million of stock-based compensation expense, $89.4 million of depreciation and amortization expense and an $85.9 million impairment of our investments in F-tuan, partially offset by $20.5 million of excess tax benefits on stock-based compensation. The net increase in cash resulting from changes in working capital activities primarily consisted of an $88.5 million increase in accrued merchant and supplier payables and an $11.0 million decrease in account receivable, partially offset by a $62.9 million increase in prepaid expenses and other current assets, a $31.3 million decrease in accounts payable and a $4.1 million decrease in accrued expenses and other current liabilities. The significant increase in merchant and supplier payables was primarily attributable to amounts owed to suppliers of merchandise inventory due to the seasonal increase in direct revenue in our Goods category during the holiday season.
For the year ended December 31, 2012, our net cash provided by operating activities was $266.8 million, which consisted of a $187.3 million net increase related to changes in working capital and other assets and liabilities and a $130.6 million net increase for certain non-cash items, partially offset by a $51.0 million net loss. The net increase in cash resulting from changes in working capital activities primarily consisted of a $149.9 million increase in merchant and supplier payables and a $47.7 million increase in accrued expenses and other current liabilities, due to the continued growth in the business. Liabilities included in accrued expenses and other current liabilities are primarily the reserve for customer refunds, accrued payroll and benefits, costs associated with subscriber credits and VAT and sales taxes payable. The net increase in accrued expenses and other current liabilities primarily reflect the significant increase in the number of employees, vendors, and customers resulting from our internal growth and global expansion. The net increase in cash resulting from changes in working capital activities also included an $18.7 million increase in accounts payable due to general business growth, partially offset by a $70.9 million increase in prepaid expenses and other current assets as a result of business growth and increases in inventory relating to our Goods category. The net adjustments for certain non-cash items include $104.1 million of stock-based compensation expense, $55.8 million of depreciation and amortization expense and $50.6 million for the impairment of the F-tuan cost method investment, partially offset by $56.0 million for the gain recognized on the E-Commerce transaction.
For the year ended December 31, 2011, our net cash provided by operating activities of $290.4 million, which consisted of a $423.3 million net increase related to changes in working capital and other assets and liabilities and a $164.9 million net increase for certain non-cash items, partially offset by a $297.8 million net loss. The net increase in cash resulting from changes in working capital activities primarily consisted of a $380.1 million increase in our merchant and supplier payables, due to continued growth in the daily deals business and a $189.1 million increase in accrued expenses and other current liabilities. Liabilities included in accrued expenses and other current liabilities are primarily online marketing costs incurred to acquire and retain customers, the reserve for customer refunds, accrued payroll and benefits, subscriber credits and VAT and sales taxes payable. Increases in accrued expenses and other current liabilities primarily reflect the significant increase in the number of employees, vendors, and customers resulting from our internal growth and global expansion through recent acquisitions. These increases were partially offset by a $70.4 million increase in accounts receivable, primarily attributable to an increase in revenue for the year ended December 31, 2011, and a $36.3 million increase in prepaid expenses and other current assets, as a result of business growth. The net adjustments for certain non-cash items include $93.6 million of stock‑based compensation expense, $32.2 million of deferred income tax expense and $32.1 million of depreciation and amortization expense.

Cash Used In Investing Activities
Cash used in investing activities primarily consists of capital expenditures, additional investments in subsidiaries, minority investments and acquisitions of businesses.
For the year ended December 31, 2013, our net cash used in investing activities of $96.3 million primarily consisted of $63.5 million in capital expenditures, including capitalized internally-developed software, $22.0 million in purchases of investments, $7.3 million in net cash paid for business acquisitions, $2.0 million related to the settlement of the liability related to the purchase of an additional interest in a consolidated subsidiary and $1.5 million for purchases of intangible assets.
For the year ended December 31, 2012, our net cash used in investing activities of $195.0 million primarily consisted of $95.8 million in capital expenditures, including capitalized internally-developed software, $51.7 million invested in subsidiaries and minority investments and $46.9 million in net cash paid for business acquisitions.
For the year ended December 31, 2011, our net cash used in investing activities of $147.4 million primarily consisted of $74.7 million invested in subsidiaries and equity method investments, $43.8 million in capital expenditures, including capitalized internal-use software, $14.5 million for purchases of intangible assets and $14.4 million in net cash paid for business acquisitions. Intangible assets purchased in 2011 relate primarily to domain names.
Cash (Used in) Provided by Financing Activities
For the year ended December 31, 2013, our net cash used in financing activities of $81.7 million was driven primarily by taxes paid related to net share settlements of stock-based compensation awards of $47.6 million. We also paid $44.8 million for purchases of treasury stock under our share repurchase program, as described above. Our net cash used in financing activities was also due to partnership distributions to noncontrolling interest holders of $6.1 million, settlements of purchase price obligations related to acquisitions of $5.0 million and payments of capital lease obligations of $1.6 million, partially offset by $20.5 million of excess tax benefits related to stock-based compensation and $7.3 million of proceeds from stock option exercises and our employee stock purchase plan.
For the year ended December 31, 2012, our net cash provided by financing activities of $12.1 million was driven primarily by $27.0 million of excess tax benefits related to stock-based compensation, partially offset by tax withholdings related to net share settlements of stock-based compensation awards of $13.0 million.
For the year ended December 31, 2011, our net cash provided by financing activities of $867.2 million was driven primarily by $1,266.4 million of net cash proceeds from the issuance of common and preferred stock, partially offset by $353.8 million for the purchase of treasury stock, $35.0 million for the redemption of our preferred stock and $14.4 million for the repayment of related party loans incurred in connection with the CityDeal acquisition.
Free Cash Flow
Free cash flow, a non-GAAP financial measure, was $154.9 million, $171.0 million, and $246.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The decrease in free cash flow for the year ended December 31, 2013, as compared to the prior year, was primarily due to the $48.4 million decrease in our operating cash flow, partially offset by lower capital expenditures.  The decrease in free cash flow for the year ended December 31, 2012, as compared to the prior year was primarily due to higher capital expenditures and the $23.6 million decrease in our operating cash flow. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.

Contractual Obligations and Commitments
The following table summarizes our future contractual obligations and commitments as of December 31, 2013. The table below excludes $109.3 million of non-current liabilities for unrecognized tax benefits, including interest and penalties, as of December 31, 2013. We cannot make a reasonable estimate of the period of cash settlement for the tax positions classified as non-current liabilities.

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Capital lease obligations(1)	$9,572	$3,803	$3,688	$2,081	$—	$—	$—
Operating lease obligations(2)	147,287	39,450	33,628	25,543	18,221	15,159	15,286
Purchase obligations(3)	16,905	11,718	4,356	541	145	145	—
Total	$173,764	$54,971	$41,672	$28,165	$18,366	$15,304	$15,286

(1)	Capital lease obligations include both principal and interest components of future minimum capital lease payments.

(2)
Operating lease obligations are primarily for office facilities and are non-cancelable. Certain leases contain periodic rent escalation adjustments and renewal and expansion options. Operating lease obligations expire at various dates with the latest maturity in 2023.

(3)	Purchase obligations primarily represent non-cancelable contractual obligations related to information technology products and services.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2013.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions are policies related to revenue recognition, refunds, goodwill and long-lived assets, income taxes and other-than-temporary impairments.
Revenue Recognition
We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collection is reasonably assured.
Third party revenue recognition
We generate third party revenue, where we act as the third party marketing agent, by offering goods and services provided by third party merchants at a discount through our online local commerce marketplaces that connect merchants to consumers. Our marketplaces include deals offered in three primary categories: Local, Goods and Travel. Customers purchase the discount vouchers ("Groupons") from us and redeem them with our merchants.
The revenue recognition criteria are met when the customer purchases a deal, the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, our obligations to the merchant, for which we are serving as a marketing agent, are substantially complete. Our remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on our website information about Groupons sold that was previously provided to the merchant, are inconsequential or perfunctory. For a portion of the hotel deals offered through our online local marketplaces, we facilitate the booking of rooms by taking reservations through our websites and managing any subsequent changes to those reservations. We defer the revenue on those deals until the customer's stay occurs.
We record as revenue the net amount we retain from the sale of Groupons after deducting the portion of the purchase price that is payable to the featured merchant, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Revenue is recorded on a net basis because we are acting as a marketing agent of the merchant in the transaction.
For merchant payment arrangements that are structured under a redemption model, merchants are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all the gross billings. We record revenue from unredeemed Groupons and derecognize the related accrued merchant payable when our legal obligation to the merchant expires, which we believe is shortly after deal expiration in most jurisdictions that have payment arrangements structured under a redemption model. However, prior to the quarter ended September 30, 2012, we had historically concluded based on our interpretation of applicable German law that our obligation to merchants in that jurisdiction extended for three years. Due to a German tax ruling, which required us to remit value-added taxes (VAT) earlier on unredeemed Groupons, we began recognizing revenue from unredeemed Groupons in Germany shortly after deal expiration during the quarter ended September 30, 2012, consistent with most other jurisdictions. As a result, the quarter ended September 30, 2012 included an $18.5 million one-time increase to third party revenue, which represented the cumulative impact of deals in Germany for which, based on the German tax ruling, the Company's obligation to the merchant would have ended prior to the third quarter of 2012.

Direct revenue recognition
We evaluate whether it is appropriate to record the gross amount of our sales and related costs by considering a number of factors, including, among other things, whether we are the primary obligor under the arrangement, have inventory risk and have latitude in establishing prices.
Direct revenue is derived primarily from selling consumer products through our Goods category where we are the merchant of record. We are the primary obligor in these transactions, are subject to general inventory risk and have latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis, excluding applicable taxes and net of estimated refunds. For purposes of evaluating whether product revenue should be recognized on a gross basis, unmitigated general inventory risk is a strong indicator of whether a seller has the risks and rewards of a principal to the sale transaction. U.S. GAAP specifies that general inventory risk exists if a seller either takes title to a product before that product is ordered by a customer (that is, maintains the product in inventory) or will take title to the product if it is returned by the customer (that is, back-end inventory risk) and the customer has a right of return. We have unmitigated general inventory risk on all of our direct revenue. Currently, that general inventory risk is primarily in the form of back-end inventory risk, as the amount of inventory that we maintain on hand has not been significant in relation to the amount of our direct revenue. However, we had $57.1 million of finished goods inventory on hand as of December 31, 2013, and in future periods we may increase the levels of inventory on hand for our Goods category. For Goods transactions where we are performing a service by acting as a marketing agent of the merchant, revenue is recorded on a net basis and is presented within third party revenue.
Direct revenue, including associated shipping revenue, is recorded when title passes to the customer. In connection with our rollout of increased direct revenue deals outside the United States, a global change was made to customer terms and conditions in the fourth quarter of 2013 to specify that title to products transfers upon delivery. As a result of this change, we began recognizing direct revenue upon delivery, rather than shipment.
Discounts
We provide discount offers to encourage purchases of goods and services through our marketplaces. We record discounts as a reduction of revenue.
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
In early 2012, actual refund activity for deals featured late in 201l was demonstrating a consistent trend that was deviating from the modeled refund behavior, due in part to a shift in fourth quarter deal mix and higher price point offers. Accordingly, we updated our refund model to better capture variations in trends in our business. By continually refining the refund model to reflect such data inputs as discussed above, we believe our model enables us to track and anticipate refund behavior.
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

Impairment Assessments of Goodwill and Long-Lived Assets
A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations using the acquisition method of accounting and allocate the acquisition price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The difference between the acquisition price and the fair value of the net assets acquired is recorded as goodwill.
In determining the fair value of assets acquired and liabilities assumed in business combinations and for determining fair values in impairment tests, we use one of the following recognized valuation methods: the income approach (including discounted cash flows), the market approach and the cost approach. Our significant estimates in those fair value measurements include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about risk-adjusted discount rates, future price levels, rates of increase in revenue, cost of revenue, and operating expenses, weighted average cost of capital, rates of long-term growth, and income tax rates. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed and for determining fair value in business combinations and impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.
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
We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of December 31, 2013, our market capitalization of $7.9 billion substantially exceeded our consolidated net book value of $711.7 million.
Goodwill is tested for impairment at the reporting unit level. As discussed in Note 15 "Segment Information," we changed the composition of our operating segments during the second quarter of 2013 to separate our former International segment between EMEA and Rest of World. As a result of this change in operating segments, our former EMEA reporting unit has been disaggregated into four new reporting units for goodwill impairment testing purposes: Southern EMEA, Western EMEA, Northern EMEA and Eastern/Central EMEA. Goodwill from the former EMEA reporting unit was reallocated to the four new EMEA reporting units based on their relative fair values.
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
In connection with our October 1, 2013 annual goodwill impairment evaluation, we elected to perform a qualitative assessment for the following reporting units to determine whether to perform the two-step quantitative impairment tests: North America, Southern EMEA, Western EMEA, Northern EMEA and Eastern/Central EMEA. Based on that evaluation, no impairment of goodwill was identified for any of those five reporting units because the likelihood of a goodwill impairment did not reach the more-likely-than-not threshold specified in U.S. GAAP. In performing that evaluation, some of the factors we considered included the recent operating performance of each of the five reporting units, the fair values of the four EMEA reporting units and related analyses performed three months earlier in connection with the interim goodwill impairment tests described above and the significant increases in our market capitalization since the most recent quantitative goodwill impairment tests (June 30, 2013 for the four EMEA reporting units and October 1, 2012 for the North America reporting unit).
We performed quantitative goodwill impairment tests as of October 1, 2013 for our APAC and LATAM reporting units. Liabilities exceeded assets for those reporting units at the impairment test date. Due to the recent declines in the operating performance of our Rest of World segment, which is comprised of the LATAM and APAC reporting units, we determined that the second step of the goodwill impairment test should be performed. The results of those tests indicated no impairment of goodwill as of October 1, 2013 for either the APAC or LATAM reporting units.
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
Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in assumptions could result in an impairment of goodwill or long-lived assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.
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
For purposes of assessing whether it is more likely than not that our deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $848.9 million and $753.5 million as of December 31, 2013 and 2012, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. Outside of the United States, we have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions. Due to our cumulative losses outside of the United States, we have recognized valuation allowances against deferred tax assets that are not supported by those objective sources of taxable income. As of December 31, 2013, we have not recognized deferred tax assets without a valuation allowance outside of the United States when the only sources of taxable income are projected future earnings or tax planning strategies. For certain jurisdictions where applicable tax law imposes limitations that may prevent us from realizing our deferred tax assets through the scheduled reversal of taxable temporary differences, we have recorded valuation allowances in excess of the net deferred tax asset balances.

During the fourth quarter of 2013, earnings in the United States moved to a cumulative income position for the most recent three-year period. Based on the income in that jurisdiction in recent periods and projected future income, we released a portion of the valuation allowance against our federal and state deferred tax assets, resulting in a $9.6 million reduction to income tax expense. We continue to maintain a valuation allowance in the United States as of December 31, 2013 against a portion of our acquired federal net operating losses that are subject to limitations under the tax law and state net operating loss carryforwards and tax credits that are not expected to be realized.
As of December 31, 2013 and 2012, we recorded a valuation allowance of $173.6 million and $159.2 million, respectively, against our domestic and foreign net deferred tax assets, as we believe it is more likely than not that these benefits will not be realized. A change in the assumptions used to assess the realizability of our deferred tax assets could cause an increase or decrease to the valuation allowance and, consequently, our effective tax rate, which could materially impact our results of operations.
We are subject to taxation in the United States, various state and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. Our practice for accounting for uncertainty in income taxes is to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not criteria, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
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
Other-than-Temporary Impairment of Investments
An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. We conduct reviews of all of our investments with unrealized losses on a quarterly basis to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and our strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, we consider whether we intend to sell the investment or whether it is more likely than not that we will be required to sell the investment before recovery of its amortized cost basis. Investments with unrealized losses that are determined to be other-than-temporary are written down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are not recorded for cost method investments and equity method investments, while such losses are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities.
For the year ended December 31, 2013, we recorded an $85.5 million other-than-temporary impairment of our investments in F-tuan. F-tuan has operated at a loss since its inception and has used proceeds from equity offerings to fund investments in marketing and other initiatives to grow its business. We participated in an equity funding round in 2013 and the aggregate cash proceeds raised by F-tuan in that round, which were funded in two installments in September and October 2013 and included proceeds received from another investor, were intended to fund its operations for approximately six months, at which time additional financing would be required. In December 2013, we were notified by F-tuan’s largest shareholder, which had served as a source of funding and operational support, that they had made a strategic decision to cease providing support to F-tuan. At its December 12, 2013 meeting, our Board of Directors discussed our strategy with respect to the Chinese market in light of this information. After that meeting, management pursued opportunities to divest its minority investment in F-tuan either for cash or in exchange for a minority equity investment in a larger competitor, but no agreement was ultimately reached. At its February 11, 2014 meeting, our Board of Directors determined that we should not provide funding to F-tuan in future periods. At the present time, F-tuan requires additional financing to continue its operations. Given the uncertainty as to whether it will be able to obtain such financing and our decision not to provide significant funding ourselves, we believe that there is substantial doubt as to F-tuan’s ability to operate as a going concern for the foreseeable future.
Our evaluation of other-than-temporary impairments involves consideration of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. As a result of F-tuan’s immediate liquidity needs, the decision by existing shareholders to cease providing support, our inability to find a buyer for our minority investment, our decision not to be a source of significant funding and the expectation that any subsequent third party investment, if one occurs, would substantially dilute the existing shareholders, we concluded that our investment in F-tuan is other-than-temporarily impaired and our best estimate of fair value at the present time is zero. Accordingly, we have recognized an $85.5 million impairment charge in earnings for the year ended December 31, 2013.
For the year ended December 31, 2012, we recorded a $50.6 million other-than-temporary impairment of our investments in F-tuan. We obtained these investments in June 2012 as part of a transaction in which we received a 19% interest in F-tuan, in the form of common and Series E preferred shares, in exchange for our 49.8% interest in E-Commerce and an additional $25.0 million of cash consideration. We recognized a $56.0 million non-operating gain as a result of this transaction, which represented the excess of the acquisition-date fair value of the 19% interest in F-tuan that we acquired over the carrying value of our investment in E-Commerce and the $25.0 million of cash consideration. The $128.1 million acquisition-date fair value of our investments in F-tuan, a nonpublic entity, was determined using the discounted cash flow method, which is an income approach, and the resulting value was corroborated using the market approach. The inputs used to estimate fair value under the discounted cash flow method included financial projections and the discount rate. Because these fair value inputs are unobservable, fair value measurements of our investments in F-tuan are classified within Level 3 of the fair value hierarchy.
In connection with the acquisition-date fair value measurement of F-tuan, we obtained financial projections from the investee. We evaluated those financial projections based on our knowledge of the business and related market conditions. As a result of our evaluations, downward adjustments were applied to reduce the anticipated growth that was reflected in the original projections. We applied a 25% discount rate to the adjusted cash flow projections, which included an entity-specific risk premium to account for the riskiness and uncertainty inherent in the business. Additionally, we corroborated the acquisition-date fair value measurement of F-tuan by estimating the fair value of our 49.8% interest in E-Commerce at the time of the transaction and comparing the estimated fair value of the consideration we transferred, including the additional $25.0 million of cash consideration, to the estimated fair value of the investments in F-tuan that we obtained.
In January 2013, we obtained updated financial projections from the investee, as well as their operating results for the year ended December 31, 2012. The investee's operating loss for the year-ended December 31, 2012 was lower than the loss that was forecasted in June 2012 at the time of our investment, primarily due to lower-than-forecasted operating expenses. However, actual 2012 revenues were lower than the adjusted financial projections used at the time of our investments and the updated financial projections provided by the investee at year-end indicated significant declines in forecasted revenues in future years as compared to the adjusted financial projections used at the time of our investments due to reduced gross billings and deal margin forecasts. As of December 31, 2012, we continued to apply a discounted cash flow approach, corroborated by a market approach, to estimate the fair value of our investments in F-tuan. For the December 31, 2012 fair value measurement, we used the updated financial projections and a discount rate of 30%. The increase to the discount rate as compared to the acquisition-date fair value measurement was primarily attributable to an increase in the entity-specific risk premium to reflect our current assessment of the riskiness of these investments. The resulting fair value measurement of our investments in F-tuan was $77.5 million as of December 31, 2012, a $50.6 million reduction from the $128.1 million acquisition-date fair value measurement in June 2012.
Although our investments in F-tuan had not been in an unrealized loss position for an extended period of time as of December 31, 2012 and there were no plans to dispose of the investments at that time, we concluded that the impairment was other-than-temporary due to the significant declines in forecasted revenue growth and the severity of the unrealized loss.
The $85.5 million and $50.6 million other-than-temporary impairments of our investments in F-tuan are reported within "Other (expense) income, net" on the consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively.
We also recorded an additional $1.2 million other-than-temporary impairment of an equity method investment in a nonpublic entity, which is reported within "Loss on equity method investments" on the consolidated statement of operations for the year ended December 31, 2012.
Recently Issued Accounting Standards
There are no accounting standards that have been issued but not yet adopted that we believe will have a material impact on our consolidated financial position or results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effect of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Japanese yen and Brazilian real, which exposes us to foreign currency risk. For the year ended December 31, 2013, we derived approximately 28.9% and 12.0% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2013 and 2012.
As of December 31, 2013, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $168.2 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $16.8 million. This compares to a $197.3 million working capital deficit subject to foreign currency exposure as of December 31, 2012, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $19.7 million. The primary difference between foreign currency exposure from December 31, 2012 to December 31, 2013 is due to fluctuations in foreign currencies against the U.S. Dollar during the year ended December 31, 2013 and improvements in the working capital deficit throughout the year.
Interest Rate Risk
Our cash and cash equivalents primarily consists of cash and money market funds. We currently do not have long-term borrowings except for $5.7 million of long-term capital lease obligations, which do not expose us to significant interest rate risk. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. The Company has investments in convertible debt securities and convertible redeemable preferred shares issued by nonpublic entities and has classified these investments as available-for-sale. We believe that the interest rate risk on these investments is not significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the years ended December 31, 2013, 2012 or 2011.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Groupon, Inc.
We have audited the accompanying consolidated balance sheets of Groupon, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Groupon, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Groupon, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 20, 2014

GROUPON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,240,472	$1,209,289
Accounts receivable, net	83,673	96,713
Deferred income taxes	27,938	31,211
Prepaid expenses and other current assets	210,415	150,573
Total current assets	1,562,498	1,487,786
Property, equipment and software, net	134,423	121,072
Goodwill	220,827	206,684
Intangible assets, net	28,443	42,597
Investments	20,652	84,209
Deferred income taxes, non-current	35,941	29,916
Other non-current assets	39,226	59,210
Total Assets	$2,042,010	$2,031,474
Liabilities and Equity
Current liabilities:
Accounts payable	$27,573	$59,865
Accrued merchant and supplier payables	752,943	671,305
Accrued expenses	226,986	246,924
Deferred income taxes	47,558	53,700
Other current liabilities	132,718	136,647
Total current liabilities	1,187,778	1,168,441
Deferred income taxes, non-current	10,853	20,860
Other non-current liabilities	131,697	100,072
Total Liabilities	1,330,328	1,289,373
Commitments and contingencies (see Note 8)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 670,149,976 shares issued and 665,717,176 shares outstanding at December 31, 2013 and 654,523,706 shares issued and outstanding at December 31, 2012	67	65
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012	—	—
Additional paid-in capital	1,584,211	1,485,006
Treasury stock, at cost, 4,432,800 shares at December 31, 2013 and no shares at December 31, 2012	(46,587)	—
Accumulated deficit	(848,870)	(753,477)
Accumulated other comprehensive income	24,830	12,446
Total Groupon, Inc. Stockholders' Equity	713,651	744,040
Noncontrolling interests	(1,969)	(1,939)
Total Equity	711,682	742,101
Total Liabilities and Equity	$2,042,010	$2,031,474

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Third party and other	$1,654,654	$1,879,729	$1,589,604
Direct	919,001	454,743	20,826
Total revenue	2,573,655	2,334,472	1,610,430
Cost of revenue:
Third party and other	232,062	297,739	243,789
Direct	840,060	421,201	15,090
Total cost of revenue	1,072,122	718,940	258,879
Gross profit	1,501,533	1,615,532	1,351,551
Operating expenses:
Marketing	214,824	336,854	768,472
Selling, general and administrative	1,210,966	1,179,080	821,002
Acquisition-related (benefit) expense, net	(11)	897	(4,537)
Total operating expenses	1,425,779	1,516,831	1,584,937
Income (loss) from operations	75,754	98,701	(233,386)
Loss on equity method investments	(44)	(9,925)	(26,652)
Other (expense) income, net	(94,619)	6,166	5,973
(Loss) income before provision for income taxes	(18,909)	94,942	(254,065)
Provision for income taxes	70,037	145,973	43,697
Net loss	(88,946)	(51,031)	(297,762)
Net (income) loss attributable to noncontrolling interests	(6,447)	(3,742)	18,335
Net loss attributable to Groupon, Inc.	(95,393)	(54,773)	(279,427)
Redemption of preferred stock in excess of carrying value	—	—	(34,327)
Adjustment of redeemable noncontrolling interests to redemption value	—	(12,604)	(59,740)
Net loss attributable to common stockholders	$(95,393)	$(67,377)	$(373,494)

Net loss per share
Basic	$(0.14)	$(0.10)	$(1.03)
Diluted	$(0.14)	$(0.10)	$(1.03)

Weighted average number of shares outstanding
Basic	663,910,194	650,214,119	362,261,324
Diluted	663,910,194	650,214,119	362,261,324

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(88,946)	$(51,031)	$(297,762)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	12,933	425	3,053
Unrealized (loss) gain on available-for-sale debt securities	(175)	53	—
Other comprehensive income	12,758	478	3,053
Comprehensive loss	(76,188)	(50,553)	(294,709)
Comprehensive (income) loss attributable to noncontrolling interests	(6,821)	(4,702)	18,335
Comprehensive loss attributable to Groupon, Inc.	$(83,009)	$(55,255)	$(276,374)

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Groupon, Inc. Stockholders' Equity
	Series B, D, E, F, and G Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholder Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Groupon Inc. Stockholders' Equity	Non-controlling Interests		Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2010	29,033,624	$3	434,720,968	$4	$921,122	(93,328,656)	$(503,173)	$(286)	$(419,468)	$9,875	$8,077	$(1,530)		$6,547
Net loss	—	—	—	—	—	—	—	—	(279,427)	—	(279,427)	2,974	(1)	(276,453)
Foreign currency translation	—	—	—	—	—	—	—	—	—	3,053	3,053	—		3,053
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	—	(59,740)	—	—	—	—	—	(59,740)	—		(59,740)
Stock issued in connection with acquisitions of businesses and equity method investments	—	—	4,025,762	—	56,290	—	—	—	—	—	56,290	—		56,290
Proceeds from issuance of stock, net of issuance costs	15,827,796	2	42,431,660	4	1,253,901	—	—	144	—	—	1,254,051	—		1,254,051
Exercise of stock options, net of tax benefits	—	—	4,990,665	—	2,729	—	—	142	—	—	2,871	—		2,871
Vesting of restricted stock units	—	—	1,070,432	—	—	—	—	—	—	—	—	—		—
Tax withholding related to net share settlements of stock-based compensation awards	—	—	—	—	(4,200)	—	—	—	—	—	(4,200)	—		(4,200)
Vesting of performance stock units	—	—	960,000	—	—	—	—	—	—	—	—	—		—
Stock-based compensation on equity-classified awards	—	—	—	—	88,979	—	—	—	—	—	88,979	—		88,979
Redemption of preferred stock	(370,401)	—	—	—	(35,003)	—	—	—	—	—	(35,003)	—		(35,003)
Purchases of treasury stock	—	—	—	—		(45,090,184)	(353,768)	—	—	—	(353,768)	—		(353,768)
Purchases of additional interests in consolidated subsidiaries	—	—	1,454,838	—	13,981	—	—	—	—	—	13,981	1,007		14,988
Return of common stock	—	—	(400,000)	—	(4,916)	—	—	—	—	—	(4,916)	—		(4,916)
Excess tax benefits, net of shortfalls, on stock-based compensation awards	—	—	—	—	12,051	—	—	—	—	—	12,051	—		12,051
Recapitalization of outstanding shares to Class A and Class B common stock	(44,491,019)	(5)	154,890,876	56	(808,666)	138,418,840	808,666	—	—	—	51	—		51
Reclassification of dividends paid on redemption of common stock	—	—	—	—	(48,275)	—	48,275	—	—	—	—	—		—
Forfeiture of dividends	—	—	—	—	—	—	—	—	191	—	191	—		191
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(5,525)		(5,525)
Balance at December 31, 2011	—	$—	644,145,201	$64	$1,388,253	—	$—	$—	$(698,704)	$12,928	$702,541	$(3,074)		$699,467
Net loss	—	—	—	—	—	—	—	—	(54,773)	—	(54,773)	3,748	(1)	(51,025)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(535)	(535)	960		425
Unrealized gain on available-for-sale debt securities, net of tax	—	—	—	—	—	—	—	—	—	53	53	—		53

Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	—	(12,604)	—	—	—	—	—	(12,604)	—	(12,604)
Restricted stock issued to employees in connection with acquisitions	—	—	152,446	—	—	—	—	—	—	—	—	—	—
Purchases of additional interests in consolidated subsidiaries	—	—	51,000	—	(2,584)	—	—	—	—	—	(2,584)	739	(1,845)
Shares issued to settle liability-classified awards and contingent consideration	—	—	660,539	—	2,503	—	—	—	—	—	2,503	—	2,503
Exercise of stock options	—	—	9,025,164	1	9,312	—	—	—	—	—	9,313	—	9,313
Vesting of restricted stock units	—	—	4,452,979	—	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(1,563,647)	—	(14,918)	—	—	—	—	—	(14,918)	—	(14,918)
Stock-based compensation on equity-classified awards	—	—	—	—	93,781	—	—	—	—	—	93,781	—	93,781
Excess tax benefits, net of shortfalls, on stock-based compensation awards	—	—	—	—	21,263	—	—	—	—	—	21,263	—	21,263
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(4,312)	(4,312)
Balance at December 31, 2012	—	$—	656,923,682	$65	$1,485,006	—	$—	$—	$(753,477)	$12,446	$744,040	$(1,939)	$742,101
Net loss	—	—	—	—	—	—	—	—	(95,393)	—	(95,393)	6,447	(88,946)
Foreign currency translation	—	—	—	—	—	—	—	—	—	12,559	12,559	374	12,933
Unrealized loss on available-for-sale debt securities, net of tax	—	—	—	—	—	—	—	—	—	(175)	(175)	—	(175)
Stock issued in connection with acquisitions	—	—	276,217	—	3,051	—	—	—	—	—	3,051	—	3,051
Shares issued to settle liability-classified awards	—	—	758,474	—	4,649	—	—	—	—	—	4,649	—	4,649
Exercise of stock options	—	—	4,003,544	—	4,062	—	—	—	—	—	4,062	—	4,062
Vesting of restricted stock units	—	—	15,565,805	2	(2)	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	774,288	—	3,241	—	—	—	—	—	3,241	—	3,241
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(5,752,058)	—	(47,684)	—	—	—	—	—	(47,684)	—	(47,684)
Stock-based compensation on equity-classified awards	—	—	—	—	122,222	—	—	—	—	—	122,222	—	122,222
Excess tax benefits, net of shortfalls, on stock-based compensation awards	—	—	—	—	9,666	—	—	—	—	—	9,666	—	9,666
Purchases of treasury stock	—	—	—	—	—	(4,432,800)	(46,587)	—	—	—	(46,587)	—	(46,587)
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(6,851)	(6,851)
Balance at December 31, 2013	—	$—	672,549,952	$67	$1,584,211	(4,432,800)	$(46,587)	$—	$(848,870)	$24,830	$713,651	$(1,969)	$711,682

(1)
Excludes less than $0.1 million and $21.3 million attributable to redeemable noncontrolling interests for the years ended December 31, 2012 and 2011, respectively, which were reported outside of permanent equity on the consolidated balance sheets.

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(88,946)	$(51,031)	$(297,762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89,449	55,801	32,055
Stock-based compensation	121,462	104,117	93,590
Deferred income taxes	(18,055)	(7,651)	32,203
Excess tax benefits on stock-based compensation	(20,454)	(27,023)	(10,178)
Loss on equity method investments	44	9,925	26,652
(Gain) loss, net from changes in fair value of contingent consideration	(3,171)	897	(4,537)
Gain on return of common stock	—	—	(4,916)
Gain on E-Commerce transaction	—	(56,032)	—
Impairment of investments	85,925	50,553	—
Change in assets and liabilities, net of acquisitions:
Restricted cash	2,183	(4,372)	(12,519)
Accounts receivable	10,989	10,534	(70,376)
Prepaid expenses and other current assets	(62,906)	(70,859)	(36,292)
Accounts payable	(31,288)	18,711	(20,997)
Accrued merchant and supplier payables	88,468	149,918	380,108
Accrued expenses and other current liabilities	4,053	47,742	189,127
Other, net	40,679	35,604	(5,711)
Net cash provided by operating activities	218,432	266,834	290,447
Investing activities
Purchases of property and equipment and capitalized software	(63,505)	(95,836)	(43,811)
Acquisitions of businesses, net of acquired cash	(7,349)	(46,890)	(14,400)
Purchases of investments	(21,982)	(37,523)	(32,042)
Settlement of liability related to purchase of additional interest in consolidated subsidiary	(1,959)	—	—
Purchases of additional interests in consolidated subsidiaries	—	(14,130)	(42,663)
Purchases of intangible assets	(1,520)	(600)	(14,517)
Net cash used in investing activities	(96,315)	(194,979)	(147,433)
Financing activities
Proceeds from issuance of stock, net of issuance costs	—	—	1,266,392
Conversion of preferred stock	—	—	51
Redemption of preferred stock	—	—	(35,003)
Payments for purchases of treasury stock	(44,840)	—	(353,768)
Excess tax benefits on stock-based compensation	20,454	27,023	10,178
Taxes paid related to net share settlements of stock-based compensation awards	(47,575)	(12,996)	(3,770)
Payments of contingent consideration from acquisitions	(4,289)	(4,700)	—
Settlements of purchase price obligations related to acquisitions	(5,000)	(2,233)	—
Proceeds from stock option exercises and employee stock purchase plan	7,303	9,313	3,008
Partnership distributions to noncontrolling interest holders	(6,130)	(4,312)	(5,525)
Repayments of loans with related parties	—	—	(14,358)
Payments of capital lease obligations	(1,620)	—	—
Net cash (used in) provided by financing activities	(81,697)	12,095	867,205
Effect of exchange rate changes on cash and cash equivalents	(9,237)	2,404	(6,117)
Net increase in cash and cash equivalents	31,183	86,354	1,004,102
Cash and cash equivalents, beginning of period	1,209,289	1,122,935	118,833
Cash and cash equivalents, end of period	$1,240,472	$1,209,289	$1,122,935

Supplemental disclosure of cash flow information
Income tax payments	$60,767	$126,987	$1,635
Non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$3,051	$—	$11,067
Contingent consideration liabilities incurred in connection with acquisitions	$3,567	$3,400	$17,755
Equipment acquired under capital lease obligations	$10,001	$1,122	$—
Shares issued to settle liability-classified awards	$4,649	$2,267	$—
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	$1,564	$1,891	$1,972
Contribution of investment in E-Commerce transaction	$—	$47,042	$—
Stock issued in exchange for additional interests in consolidated subsidiaries	$—	$527	$10,400
Issuance of non-voting common stock in connection with investments in equity interests	$—	$—	$45,218
Liability for purchases of treasury stock	$1,747	$—	$—
Other current liability related to purchase of additional interest in consolidated subsidiary	$—	$1,959	$—
Shares issued to settle contingent consideration	$—	$236	$—
See Notes to Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
Groupon, Inc. and subsidiaries (the "Company"), which commenced operations in October 2008, operates online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services at a discount. The Company also offers deals on products for which it acts as the merchant of record. Customers can access the Company's deal offerings directly through its websites and mobile applications. The Company also sends emails to its subscribers each day with deal offerings that are targeted by location and personal preferences.
The Company's operations are organized into three principal segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). During the second quarter of 2013, the Company changed the composition of its operating segments to separate its former International segment between EMEA and Rest of World. See Note 15 "Segment Information" for further information.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and include the assets, liabilities, revenue and expenses of all wholly‑owned subsidiaries and majority‑owned subsidiaries over which the Company exercises control and variable interest entities for which the Company has determined that it is the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the consolidated financial statements as "Noncontrolling interests." Equity investments in entities in which the Company does not have a controlling financial interest are accounted for under either the equity method, the cost method or as available-for-sale securities, as appropriate.
Reclassifications
Certain reclassifications have been made to the consolidated financial statements of prior years and the accompanying notes to conform to the current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are utilized for, but not limited to, stock‑based compensation, income taxes, valuation of acquired goodwill and intangible assets, investments, customer refunds, contingent liabilities and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
The Company considers all highly‑liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company's cash equivalents primarily include holdings in money market funds and overnight securities.
Accounts Receivable, Net
Accounts receivable primarily represents the net cash due from the Company's credit card and other payment processors

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for cleared transactions. The carrying amount of the Company's receivables is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible. The Company's allowance for doubtful accounts as of December 31, 2013 and 2012 was $0.7 million and $0.2 million, respectively. Bad debt expense for the years ended December 31, 2013, 2012 and 2011 was $0.7 million, $0.6 million and $0.2 million, respectively.
Inventories
 Inventories, consisting of merchandise purchased for resale, are accounted for using the first-in-first-out ("FIFO") method of accounting and are valued at the lower of cost or market value. The Company writes down its inventory for estimated obsolescence and to the lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents a new cost basis.
Restricted Cash
The Company had $14.6 million and $0.4 million of restricted cash recorded within "Prepaid expenses and other current assets" and "Other non-currents assets," respectively, as of December 31, 2013. The Company had $16.5 million and $0.7 million of restricted cash recorded within "Prepaid expenses and other current assets" and "Other non-currents assets," respectively, as of December 31, 2012. Restricted cash primarily represents amounts that the Company is unable to access for operational purposes pursuant to its contractual arrangements with certain financial institutions and entities who process merchant payments on the Company's behalf.
Internal-Use Software
The Company incurs costs related to internal-use software and website development, including purchased software and internally-developed software. Costs incurred in the planning and evaluation stage of internally-developed software and website development are expensed as incurred. Costs incurred and accumulated during the application development stage are capitalized and included within "Property, equipment and software, net" on the consolidated balance sheets. Capitalized internally-developed software and website development costs are amortized over their expected economic life of two years using the straight-line method.
Goodwill
Goodwill is allocated to the Company's reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.
The Company evaluates goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company has the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further goodwill impairment testing is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform a two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long‑lived assets, such as property, equipment and software and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long‑lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Investments
Investments in nonmarketable equity shares with no redemption provisions that are not common stock or in-substance common stock or for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified within "Investments" on the consolidated balance sheets. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.
Investments in common stock or in-substance common stock for which the Company has the ability to exercise significant influence are accounted for under the equity method and classified within "Investments" on the consolidated balance sheets. The Company's proportionate share of income or loss on equity method investments is presented within "Loss on equity method investments" on the consolidated statements of operations.
Available-for-Sale Securities
The Company has investments in convertible debt securities and convertible redeemable preferred shares issued by nonpublic entities and has categorized these investments as available-for-sale securities, which are classified within "Investments" on the consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses, net of the related tax effects, are excluded from earnings and recorded as a separate component within "Accumulated other comprehensive income" on the consolidated balance sheets until realized. Interest income is reported within "Other (expense) income, net" on the consolidated statements of operations.
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
Income Taxes
The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, the Company believes it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience, expectations of

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

future taxable income and capital gains by taxing jurisdiction, the carry‑forward periods available for tax reporting purposes, the ability to carryback losses and other relevant factors. The Company allocates its valuation allowance to current and non-current deferred tax assets on a pro-rata basis. A change in the estimate of future taxable income may require an increase or decrease to the valuation allowance.
The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to uncertain tax positions within "Provision (benefit) for income taxes" on the consolidated statements of operations.
Lease and Asset Retirement Obligations
The Company categorizes leases at their inception as either operating or capital leases and may receive renewal or expansion options, rent holidays, and leasehold improvement and other incentives on certain lease agreements. The Company recognizes lease costs on a straight-line basis, taking into account adjustments for free or escalating rental payments and deferred payment terms. Additionally, lease incentives are accounted for as a reduction of lease costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the shorter of their useful life or the non-cancellable term of the lease. The Company records rent expense associated with operating lease obligations primarily within "Selling, general and administrative" on the consolidated statements of operations.
The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are amortized over the lease term, and the recorded liabilities are accreted to the future value of the estimated retirement costs. The related amortization and accretion expenses are presented within "Selling, general and administrative" on the consolidated statements of operations.
Revenue Recognition
The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collection is reasonably assured.
Third party revenue recognition
The Company generates third party revenue, where it acts as a third party marketing agent, by offering goods and services provided by third party merchants at a discount through its online local commerce marketplaces that connect merchants to consumers. The Company's marketplaces include deals offered through a variety of categories including: Local, Goods and Travel. Customers purchase the discount vouchers ("Groupons") from the Company and redeem them with the Company's merchants.
The revenue recognition criteria are met when the customer purchases a deal, the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as a marketing agent, are substantially complete. The Company's remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on the Company's website information about Groupons sold that was previously provided to the merchant, are inconsequential or perfunctory. For a portion of the hotel deals offered through the Company's online local marketplaces, the Company facilitates the booking of rooms by taking reservations through its websites and managing any subsequent changes to those reservations. The Company defers the revenue on those deals until the customer's stay occurs.
The Company records as revenue the net amount it retains from the sale of Groupons after deducting the portion of the purchase price that is payable to the featured merchant, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Revenue is recorded on a net basis because the Company is acting as a marketing agent of the merchant in the transaction.
For merchant payment arrangements that are structured under a redemption model, merchants are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model,

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company retains all the gross billings. The Company records revenue from unredeemed Groupons and derecognizes the related accrued merchant payable when its legal obligation to the merchant expires, which the Company believes is shortly after deal expiration in most jurisdictions that have payment arrangements structured under a redemption model.
Direct revenue recognition
The Company evaluates whether it is appropriate to record the gross amount of its sales and related costs by considering a number of factors, including, among other things, whether the Company is the primary obligor under the arrangement, has inventory risk and has latitude in establishing prices.
Direct revenue is derived primarily from selling consumer products through the Company's Goods category where the Company is the merchant of record. The Company is the primary obligor in these transactions, is subject to general inventory risk and has latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis, excluding applicable taxes and net of estimated refunds.
Direct revenue, including associated shipping revenue, is recorded when title passes to the customer. In connection with the Company's rollout of increased direct revenue deals outside the United States, a global change was made to customer terms and conditions in the fourth quarter of 2013 to specify that title to products transfers upon delivery. As a result of this change, the Company began recognizing direct revenue upon delivery, rather than shipment.
Other revenue recognition
Advertising revenue is recognized when the advertiser's logo or website link has been included on the Company's website or in specified email distributions for the requisite period of time as set forth in the agreement with the advertiser. Revenue from point of sale solutions is recognized on a subscription basis over the term of the arrangement with the merchant. Revenue is earned on a per transaction basis for payment processing, restaurant reservations and for customers accessing coupons through the Company's website and making purchases with retailers. The Company recognizes revenue from those activities when the underlying transactions are completed.
Discounts
The Company provides discount offers to encourage purchases of goods and services through its marketplaces. The Company records discounts as a reduction of revenue.
Cost of revenue
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating the Company's own fulfillment center, which began operations in the fourth quarter of 2013. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue and other revenue in proportion to gross billings during the period.
Technology costs within cost of revenue consist of a portion of the payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's existing website. Technology costs also include a portion of amortization expense from internal-use software, primarily related to website development. Remaining technology costs within cost of revenue include email distribution costs. Editorial costs included in cost of revenue consist of payroll and stock‑based compensation expense related to the Company's editorial personnel, as these staff members are primarily dedicated to drafting and promoting deals.
Refunds
The Company estimates future refunds utilizing a statistical model that incorporates the following data inputs and factors: historical refund experience developed from millions of deals featured on the Company's website, the relative risk of refunds based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Subscriber Credits
The Company issues credits to its subscribers that can be applied against future purchases through its online marketplaces for certain qualifying acts, such as referring new subscribers, and also to satisfy refund requests. The Company has recorded its subscriber credit obligations within "Accrued expenses" on the consolidated balance sheets (See Note 7 "Supplemental Consolidated Balance Sheet and Statement of Operations Information"). Subscriber credit obligations incurred for new subscriber referrals or other qualifying acts are expensed as incurred and are classified within "Marketing" on the consolidated statements of operations. Subscriber credits issued to satisfy refund requests are applied as a reduction to the refunds reserve.
Stock‑Based Compensation
The Company measures stock‑based compensation cost at fair value, net of estimated forfeitures. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest, except for awards with performance conditions, which are recognized using the accelerated method. The Company includes stock-based compensation expense within "Cost of revenue," "Marketing" and "Selling, general and administrative," consistent with the respective employees' cash compensation, on the consolidated statements of operations. Prior to the Company's initial public offering in November 2011, the fair value of restricted stock units and restricted stock was estimated based on valuations of the Company's (or subsidiaries') stock on the grant date or reporting date if required to be remeasured under applicable accounting guidance. The fair value of stock options was determined on the date of grant using the Black‑Scholes‑Merton valuation model. See Note 10 "Stock‑Based Compensation."
Foreign Currency
Balance sheet accounts of the Company's operations outside of the U.S. are translated from foreign currencies into U.S. dollars at the exchange rates as of the consolidated balance sheet dates. Revenue and expenses are translated at average exchange rates during the period. Foreign currency translation adjustments and gains and losses on intercompany foreign currency transactions that are of a long-term investment nature are included within "Accumulated other comprehensive income" on the consolidated balance sheets. Gains and losses resulting from foreign currency transactions which are denominated in currencies other than the entity's functional currency, including intercompany foreign currency transactions that are not of a long-term investment nature, are included within "Other (expense) income, net" on the consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, the Company had $10.3 million of foreign currency transaction losses, $1.4 million of foreign currency transaction gains and $1.8 million of foreign currency transaction gains, respectively.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS AND ACQUISITIONS OF NONCONTROLLING INTERESTS
The Company acquired a number of businesses during the years ended December 31, 2013, 2012 and 2011.  These business combinations were accounted for using the acquisition method, and the results of each of those acquired businesses have been included in the consolidated financial statements beginning on the respective acquisition dates. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, and changes to those allocations may occur as additional information becomes available. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including acquiring an experienced workforce and enhancing technology capabilities. The goodwill is generally not deductible for tax purposes.
Liabilities for contingent consideration (i.e., earn-outs) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value recorded within "Acquisition-related (benefit) expense, net" on the consolidated statements of operations.  See Note 13 "Fair Value Measurements" for information about fair value measurements of contingent consideration liabilities.
For the year ended December 31, 2013, $3.2 million of external transaction costs related to business combinations, primarily consisting of legal and advisory fees, are classified within "Acquisition-related benefit, net" on the consolidated statement of operations. Such costs were not material for the years ended December 31, 2012 and 2011.
The noncontrolling interests associated with certain of the Company's business combinations in prior years were redeemable at the option of the holder. The "Net loss attributable to common stockholders" presented on the consolidated statements of operations for the years ended December 31, 2012 and 2011 reflects deductions for adjustments of redeemable noncontrolling interests to their redemption values. No redeemable noncontrolling interests were outstanding as of December 31, 2013 and 2012.
2013 Acquisition Activity
The primary purpose of the Company's seven acquisitions during the year ended December 31, 2013 was to enhance the Company's technology capabilities, acquire experienced workforces and expand and advance product offerings. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $16.1 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred	Fair Value
Cash	$9,459
Issuance of Class A common stock	3,051
Contingent consideration	3,567
Total	$16,077

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the aggregate acquisition price of acquisitions for the year ended December 31, 2013 (in thousands):

Net working capital (including acquired cash of $2.1 million)	$1,728
Property and equipment	99
Goodwill	9,504
Intangible assets: (1)
Subscriber relationships	1,928
Merchant relationships	757
Developed technology	2,742
Other intangible assets	50
Net deferred tax liabilities	(731)
Total acquisition price	$16,077

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company's consolidated results of operations.
2012 Acquisition Activity
The primary purpose of the Company's acquisitions during the year ended December 31, 2012 was to enhance the Company's technology and marketing capabilities and to expand and advance product offerings. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $54.9 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred	Fair Value
Cash	$49,013
Purchase price obligations	2,485
Contingent consideration	3,400
Total	$54,898

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the aggregate acquisition price of acquisitions for the year ended December 31, 2012 (in thousands):

Net working capital (including acquired cash of $2.1 million)	$1,750
Property and equipment	165
Goodwill	39,170
Intangible assets(1):
Subscriber relationships	170
Merchant relationships	1,500
Developed technology	14,350
Deferred tax liabilities	(2,207)
Total acquisition price	$54,898

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company's consolidated results of operations.
2011 Acquisition Activity
The primary purpose of the Company's acquisitions during the year ended December 31, 2011 was to utilize the acquired entities' collective buying power businesses to further grow the Company's subscriber base and provide strategic entries into new and expanding markets in India, Malaysia, South Africa, Indonesia and the Middle East. In addition, the Company acquired certain businesses that specialize in developing mobile technology and marketing services to expand and advance the Company's product offerings. The aggregate acquisition-date fair value of the consideration transferred and noncontrolling interests for these acquisitions totaled $47.7 million, which consisted of the following (in thousands):

Fair Value of Consideration Transferred and Noncontrolling Interests	Fair Value
Cash	$18,313
Issuance of shares of common stock	11,067
Contingent consideration	17,755
Noncontrolling interests	593
Total	$47,728
The value of the noncontrolling interests represents the fair value of the ownership of the remaining shareholders after Groupon's purchase assuming a discount on that remaining ownership due to the limited control of minority shareholders. The fair value of the remaining shareholders' ownership interests prior to the discount was derived assuming Groupon's acquisition price represents the fair value of the ownership acquired.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the aggregate acquisition price of acquisitions for the year ended December 31, 2011 (in thousands):

Net working capital (including acquired cash of $3.9 million)	$3,734
Property and equipment	132
Goodwill	36,539
Intangible assets(1):
Subscriber relationships	5,990
Developed technology	3,547
Trade names	370
Deferred tax liabilities	(2,584)
Total acquisition price	$47,728
(1)Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to the Company's consolidated results of operations.
Purchases of Additional Interests in Consolidated Subsidiaries
During the years ended December 31, 2012 and 2011, the Company acquired additional shares in various majority-owned subsidiaries, including both shares owned by investors not employed by the Company, as well as subsidiary stock-based compensation awards that were granted in conjunction with the original acquisitions. The acquired subsidiary stock-based compensation awards were classified as liabilities mainly due to the existence of rights that allow the holders to sell their shares back to the Company.
During the year ended December 31, 2012, the Company acquired additional interests in majority-owned subsidiaries for an aggregate acquisition price of $16.7 million, including $16.1 million of cash consideration and $0.6 million of Class A common stock. Cash consideration of $14.1 million was paid in 2012 and the remaining $2.0 million was paid in 2013. Additionally, in connection with these transactions, certain liability-classified subsidiary stock-based compensation awards were settled in exchange for $15.2 million of cash, $2.3 million of Class A common stock and $10.5 million of deferred compensation that is being recognized as compensation expense over a service period of between one and two years. Cash settlements of $14.0 million were paid in 2012, and the remaining $1.2 million was paid in 2013.
During the year ended December 31, 2011, the Company acquired additional interests in majority-owned subsidiaries for an aggregate acquisition price of $45.7 million, including $32.5 million of cash consideration and $13.2 million of Class A common stock. Additionally, in connection with these transactions, certain liability-classified subsidiary stock-based compensation awards were settled in exchange for $9.3 million of cash, $9.6 million of Class A common stock, and $8.0 million of deferred compensation that is being recognized as compensation expense over a service period of two years.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The following summarizes the Company's property, equipment and software, net (in thousands):

	December 31,
	2013	2012
Warehouse equipment	$3,997	$—
Furniture and fixtures	13,526	12,853
Leasehold improvements	35,830	28,778
Office and telephone equipment	5,062	6,804
Purchased software	22,499	14,480
Computer hardware and other (1)	84,673	67,862
Internally-developed software	79,113	36,531
Total property, equipment and software, gross	244,700	167,308
Less: accumulated depreciation and amortization	(110,277)	(46,236)
Property, equipment and software, net	$134,423	$121,072
(1)Includes computer hardware acquired under capital leases of $11.8 million and $1.1 million as of December 31, 2013 and 2012, respectively.
Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets (generally three years for computer hardware and software and office and telephone equipment, five to ten years for furniture and fixtures and warehouse equipment, and the shorter of the term of the lease or the asset's useful life for leasehold improvements) and is primarily classified within "Selling, general and administrative" on the consolidated statements of operations. Depreciation and amortization expense on property, equipment and software, including internally-developed software, was $67.8 million, $35.9 million and $12.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company recognized amortization expense of $2.1 million on assets under capital leases for the year ended December 31, 2013. Amortization expense recognized for assets under capital leases was not material for the year ended December 31, 2012. See Note 8, "Commitments and Contingencies" for further detail regarding capital leases.
As of December 31, 2013 and 2012, the carrying amount of internally-developed software, net of accumulated amortization, was $47.9 million and $30.1 million, respectively. Amortization expense for capitalized internally-developed software totaled $25.2 million, $3.4 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, $7.9 million and $17.3 million of amortization expense for capitalized internally-developed software is included within "Cost of revenue" and "Selling, general and administrative," respectively, on the consolidated statement of operations. For the years ended December 31, 2012 and 2011, amortization expense for capitalized internally-developed software is primarily included within "Selling, general and administrative."
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company evaluates goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. No goodwill impairments were recognized for the years ended December 31, 2013, 2012 and 2011.
Goodwill is tested for impairment at the reporting unit level. Prior to the second quarter of 2013, the Company's four reporting units were North America, EMEA, Asia Pacific ("APAC") and Latin America ("LATAM"). As discussed in Note 15 "Segment Information," the Company changed the composition of its operating segments during the second quarter of 2013 to separate its former International segment between EMEA and Rest of World. As a result of this change in operating segments, the Company's former EMEA reporting unit has been disaggregated into four new reporting units for goodwill impairment testing purposes: Southern EMEA, Western EMEA, Northern EMEA and Eastern/Central EMEA. Goodwill from the former EMEA reporting unit was reallocated to the four new EMEA reporting units based on their relative fair values.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with its October 1, 2013 annual goodwill impairment evaluation, the Company elected to perform a qualitative assessment for the following reporting units to determine whether to perform the two-step quantitative impairment tests: North America, Southern EMEA, Western EMEA, Northern EMEA and Eastern/Central EMEA. Based on that evaluation, no impairment of goodwill was identified for any of those five reporting units because the likelihood of a goodwill impairment did not reach the more-likely-than-not threshold specified in U.S. GAAP. In performing that evaluation, some of the factors considered by the Company included the recent operating performance of each of the five reporting units, the fair values of the four EMEA reporting units and related analyses performed three months earlier in connection with the interim goodwill impairment tests described above and the significant increases in the Company’s market capitalization since the most recent quantitative goodwill impairment tests (June 30, 2013 for the four EMEA reporting units and October 1, 2012 for the North America reporting unit).

The Company performed quantitative goodwill impairment tests as of October 1, 2013 for its APAC and LATAM reporting units. Liabilities exceeded assets for those reporting units at the impairment test date. Due to the recent declines in the operating performance of the Company’s Rest of World segment, which is comprised of the LATAM and APAC reporting units, the Company determined that the second step of the goodwill impairment test should be performed. The results of those tests indicated no impairment of goodwill as of October 1, 2013 for either the APAC or LATAM reporting units.
The following table summarizes the Company's goodwill activity by segment for the years ended December 31, 2013 and 2012 (in thousands):

	North America	International	EMEA	Rest of World	Consolidated
Balance as of December 31, 2011	$40,731	$126,172	$—	$—	$166,903
Goodwill related to acquisitions	39,170	—	—	—	39,170
Other adjustments(1)	(625)	1,236	—	—	611
Balance as of December 31, 2012	$79,276	$127,408	$—	$—	$206,684
Reallocation to new segments	—	(124,770)	105,347	19,423	—
Goodwill related to acquisitions	4,893	—	4,611	—	9,504
Other adjustments(1)	1,288	(2,638)	5,711	278	4,639
Balance as of December 31, 2013	$85,457	$—	$115,669	$19,701	$220,827

(1)	Includes changes in foreign exchange rates for goodwill and purchase accounting adjustments.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the Company's other intangible assets (in thousands):

	December 31, 2013
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$45,541	$30,866	$14,675
Merchant relationships	9,186	7,991	1,195
Trade names	6,739	6,739	—
Developed technology	23,038	19,547	3,491
Other intangible assets	16,776	7,694	9,082
Total	$101,280	$72,837	$28,443

	December 31, 2012
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$42,075	$21,356	$20,719
Merchant relationships	8,187	6,873	1,314
Trade names	6,490	5,900	590
Developed technology	20,000	10,994	9,006
Other intangible assets	15,601	4,633	10,968
Total	$92,353	$49,756	$42,597
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets was $21.6 million, $19.9 million and $19.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Years Ended December 31,
2014	$16,504
2015	8,469
2016	2,364
2017	730
2018	376
Thereafter	—
$28,443

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	December 31, 2013	Percent Ownership of Voting Stock			December 31, 2012	Percent Ownership of Voting Stock
Cost method investments:
Life Media Limited (F-tuan) common shares	$—				$34,982	16%
Other cost method investments	15,788	6%	to	19%	1,867	6%	to	19%
Total cost method investments	15,788				36,849
Equity method investments	1,690	21%	to	50%	1,734	21%	to	50%
Total cost and equity method investments	17,478				38,583
Available-for-sale securities:
Life Media Limited (F-tuan) preferred shares(1)	—	19%			42,539			3%
Convertible debt securities	3,174				3,087
Total available-for-sale securities	3,174				45,626
Total investments	$20,652				$84,209

(1)
F-tuan preferred shares outstanding as of December 31, 2012 have been reclassified to the available-for-sale category in this table. See further discussion below regarding the classification of the F-tuan preferred shares.

Investments in E-Commerce and Life Media (F-tuan)
In January 2011, the Company acquired 40% of the ordinary shares of E-Commerce King Limited ("E-Commerce"), a company organized under the laws of the British Virgin Islands, in exchange for $4.0 million. The Company entered into the joint venture along with Rocket Asia GmbH & Co. KG ("Rocket Asia"). Rocket Asia acquired 10% of the ordinary shares in E-Commerce. E-Commerce subsequently established a wholly-owned foreign enterprise that created a domestic operating company headquartered in Beijing, China.
On July 31, 2011, the Company entered into an agreement to purchase additional interests in E-Commerce from Rocket Asia for an acquisition price of $45.2 million, consisting of 2,908,856 shares of non-voting common stock. The investment increased the Company's ownership from 40% to 49%.
Throughout 2011 and 2012, the Company made cash investments in E-commerce for an aggregate amount of $32.9 million. As of May 31, 2012, the Company's ownership in E-Commerce was 49.8%.
In June 2012, Life Media Limited ("F-tuan"), an exempted company incorporated under the laws of the Cayman Islands with operations in China, acquired the Company's 49.8% interest in E-Commerce. In exchange for its interest in E-Commerce and an additional $25.0 million of cash consideration, the Company received a 19.1% interest in F-tuan in the form of common and Series E preferred shares. The Company recognized a non-operating gain of $56.0 million as a result of the transaction, which is included within "Other income, net" on the consolidated statement of operations for the year ended December 31, 2012. The gain represented the excess of the fair value of the Company's 19.1% investments in F-tuan over the carrying value of its E-Commerce investment as of the date of the transaction and the $25.0 million of cash consideration.
In August 2013, the Company entered into an exchange transaction with F-tuan whereby it received newly issued shares of Series F preferred stock in exchange for all shares of F-tuan common stock previously held by the Company and $8.0 million of cash consideration, which was paid in two installments of $6.5 million and $1.5 million in August and October 2013, respectively. The transaction was recorded at cost. The Company’s investments in F-tuan following this transaction are in the form of Series E and Series F preferred shares. Those preferred shares rank pari passu with certain other classes of F-tuan’s outstanding preferred stock and have an aggregate liquidation preference of $85.5 million. The Company’s voting interest in F-tuan remained 19.1% after the transaction.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's investments in the Series E and Series F preferred shares of F-tuan are classified as available-for-sale securities because the investee's Memorandum of Association provides for redemption of the preferred shares at the Company's option beginning in October 2017. The Series E preferred shares outstanding as of December 31, 2012 have been reclassified to the available-for-sale category in the table above. As of December 31, 2013, the amortized cost, gross unrealized gain (loss) and fair value of the F-tuan preferred shares were $0.0 million. As of December 31, 2012, the amortized cost, gross unrealized gain (loss) and fair value of the F-tuan preferred shares were $42.5 million, $0.0 million and $42.5 million, respectively.
The Company's investment in the common shares of F-tuan, which were held prior to the August 2013 exchange transaction, was accounted for using the cost method of accounting because the Company did not have the ability to exercise significant influence over the operating and financial policies of the investee.
Other Investments
In February 2013, the Company acquired a 10.3% ownership interest in a non-U.S.-based payment processor for $13.6 million. This investment is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee.
In November 2012, the Company purchased convertible debt securities issued by a nonpublic entity for $3.0 million and has classified the securities as available-for-sale. The Company purchased $0.4 million of additional convertible debt securities from that entity in December 2013. As of December 31, 2013, the amortized cost, gross unrealized loss and fair value of these securities were $3.4 million, $0.2 million and $3.2 million, respectively. As of December 31, 2012, the amortized cost, gross unrealized gain and fair value of these securities were $3.0 million, $0.1 million and $3.1 million, respectively. The initial $3.0 million of convertible debt securities mature in November 2015, and the additional $0.4 million of convertible debt securities mature in June 2015.
Other-Than-Temporary Impairment
For the year ended December 31, 2013, the Company recorded an $85.5 million other-than-temporary impairment of its investments in F-tuan. F-tuan has operated at a loss since its inception and has used proceeds from equity offerings to fund investments in marketing and other initiatives to grow its business. As discussed above, the Company participated in an equity funding round in 2013 and the aggregate cash proceeds raised by F-tuan in that round, which were funded in two installments in September and October 2013 and included proceeds received from another investor, were intended to fund its operations for approximately six months, at which time additional financing would be required. In December 2013, the Company was notified by F-tuan’s largest shareholder, which had served as a source of funding and operational support, that they had made a strategic decision to cease providing support to F-tuan. At its December 12, 2013 meeting, the Company’s Board of Directors discussed the Company’s strategy with respect to the Chinese market in light of this information. After that meeting, management pursued opportunities to divest its minority investment in F-tuan either for cash or in exchange for a minority equity investment in a larger competitor, but no agreement was ultimately reached. At its February 11, 2014 meeting, the Board of Directors determined that the Company should not provide funding to F-tuan in future periods. At the present time, F-tuan requires additional financing to continue its operations. Given the uncertainty as to whether it will be able to obtain such financing and the Company’s decision not to provide significant funding itself, the Company believes that there is substantial doubt as to F-tuan’s ability to operate as a going concern for the foreseeable future.
The Company's evaluation of other-than-temporary impairments involves consideration of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company's intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. As a result of F-tuan’s immediate liquidity needs, the decision by existing shareholders to cease providing support, the Company’s inability to find a buyer for its minority investment, the Company’s decision not to be a source of significant funding itself and the expectation that any subsequent third party investment, if one occurs, would substantially dilute the existing shareholders, the Company concluded that its investment in F-tuan is other-than-temporarily impaired and its best estimate of fair value at the present time is zero. Accordingly, the Company has recognized an $85.5 million impairment charge in earnings for the year ended December 31, 2013.
For the year ended December 31, 2012, the Company recorded a $50.6 million other-than-temporary impairment of its investments in F-tuan. As described above, the Company obtained these investments in June 2012 as part of a transaction in which

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

it received a 19% interest in F-tuan, in the form of common and Series E preferred shares, in exchange for its 49.8% interest in E-Commerce and an additional $25.0 million of cash consideration. The $128.1 million acquisition-date fair value of the investments in F-tuan, a nonpublic entity, was determined using the discounted cash flow method, which is an income approach, and the resulting value was corroborated using the market approach. The inputs used to estimate fair value under the discounted cash flow method included financial projections and the discount rate. Because these fair value inputs are unobservable, fair value measurements of the investments in F-tuan are classified within Level 3 of the fair value hierarchy.
In connection with the acquisition-date fair value measurements of the investments in F-tuan, the Company obtained financial projections from the investee. The Company evaluated those financial projections based on its knowledge of the business and related market conditions. As a result of that evaluation, downward adjustments were applied to reduce the anticipated growth that was reflected in the original projections. A 25% discount rate was applied to the adjusted cash flow projections, which included an entity-specific risk premium to account for the riskiness and uncertainty inherent in the business. Additionally, the Company corroborated the acquisition-date fair value measurement of F-tuan by estimating the fair value of its 49.8% interest in E-Commerce at the time of the transaction and comparing the estimated fair value of the consideration transferred, including the additional $25.0 million of cash consideration, to the estimated fair value of the investments in F-tuan that was received.
In January 2013, the Company obtained updated financial projections from F-tuan, as well as their operating results for the year ended December 31, 2012. The investee's operating loss for the year-ended December 31, 2012 was lower than the loss that was forecasted in June 2012 at the time of the Company's investment, primarily due to lower-than-forecasted operating expenses. However, the investee's 2012 revenues were lower than the adjusted financial projections used at the time of the Company's investment and the updated financial projections provided by the investee at year-end indicated significant declines in forecasted revenues in future years, as compared to the adjusted financial projections used at the time of the Company's investment, due to reduced gross billings and deal margin forecasts. As of December 31, 2012, the Company continued to apply a discounted cash flow approach, corroborated by a market approach, to estimate the fair value of the investments in F-tuan. For the December 31, 2012 fair value measurements, the Company used the updated financial projections and a discount rate of 30%. The increase to the discount rate as compared to the acquisition-date fair value measurement was primarily attributable to an increase in the entity-specific risk premium to reflect the Company's current assessment of the riskiness of this investment. The resulting fair value measurements of the investments in F-tuan totaled $77.5 million as of December 31, 2012, a $50.6 million reduction from the $128.1 million acquisition-date fair value measurement in June 2012.
The Company's evaluation of other-than-temporary impairments involves consideration of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company's intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Although the Company's investments in F-tuan had not been in an unrealized loss position for an extended period of time as of December 31, 2012 and there were no plans to dispose of the investments at that time, the Company concluded that the impairment was other-than-temporary due to the significant declines in forecasted revenue growth and the severity of the unrealized loss.
The $85.5 million and $50.6 million other-than-temporary impairments of its investments in F-tuan are reported within "Other (expense) income, net" on the consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively.
The Company also recorded an additional $1.2 million other-than-temporary impairment of an equity method investment in a nonpublic entity, which is reported within "Loss on equity method investments" on the consolidated statement of operations for the year ended December 31, 2012.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other (expense) income, net for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest income	$1,721	$2,522	$1,176
Interest expense	(291)	—	—
Gain on E-Commerce transaction	—	56,032	—
Impairment of investments	(85,925)	(50,553)	—
Gain on return of common stock	—	—	4,916
Foreign exchange and other	(10,124)	(1,835)	(119)
Other (expense) income, net	$(94,619)	$6,166	$5,973
The following table summarizes the Company's prepaid expenses and other current assets as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Current portion of unamortized tax effects on intercompany transactions	$28,502	$37,589
Finished goods inventories	57,097	39,733
Prepaid expenses	29,404	20,964
Restricted cash	14,579	16,507
VAT and income taxes receivable	52,960	16,439
Prepaid marketing(1)	17,301	—
Prepayments of inventory purchases and other(1)	10,572	19,341
Total prepaid expenses and other current assets	$210,415	$150,573

(1)
The Company previously remitted prepayments to an online travel company in connection with a two-year agreement to offer discounted airline ticket deals. These prepayments were recorded within "Prepayments of inventory purchases and other" as of December 31, 2012.  In 2013, the parties entered into amendments to the agreement whereby the Company's prepayments were applied as consideration for certificates that can be used to obtain discounts on the purchase of air travel through the counterparty's website. The Company periodically issues these certificates to customers in connection with its marketing activities. The Company is entitled to obtain a cash refund for any unissued certificates, up to a maximum of $9.7 million, in November 2015 or earlier upon the occurrence of an initial public offering or a change in control of the counterparty. The cost of the certificates is recorded as "Prepaid marketing" as of December 31, 2013, and marketing expense is recognized as the certificates are issued to customers.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's accrued expenses as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Marketing	$12,001	$11,237
Refunds reserve	38,597	69,209
Payroll and benefits	64,966	61,557
Subscriber credits	44,728	58,977
Professional fees	24,670	16,938
Other	42,024	29,006
Total accrued expenses	$226,986	$246,924
The following table summarizes the Company's other current liabilities as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Income taxes payable	$21,994	$33,887
VAT and sales tax payable	48,039	55,728
Deferred revenue	47,259	25,780
Other	15,426	21,252
Total other current liabilities	$132,718	$136,647
The following table summarizes the Company's other non-current liabilities as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Long-term tax liabilities	$109,286	$77,553
Deferred rent	9,148	9,162
Other	13,263	13,357
Total other non-current liabilities	$131,697	$100,072
The following table summarizes the components of accumulated other comprehensive income as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Foreign currency translation adjustments	$24,952	$12,393
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(122)	53
Accumulated other comprehensive income	$24,830	$12,446

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES
Leases
The Company has entered into various non-cancelable lease agreements, primarily operating leases covering its offices throughout the world, with remaining lease periods expiring between 2014 and 2023. Rent expense under operating leases was $42.3 million, $43.1 million and $25.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company has lease arrangements for its headquarters located in Chicago, Illinois ("600 West Leases"), which account for approximately one-fifth of its estimated future payments under operating leases as of December 31, 2013. The 600 West Leases are accounted for as operating leases with rent expense being recognized on a straight-line basis over the term of the lease, taking into account rent escalations and lease incentives. Rent escalations are annual and do not exceed 9% per year with a majority of the increases being approximately 2% per year. The initial durations of the 600 West Leases range from five to seven years, with renewal and expansion options ranging from one to five years. The amortization period of leasehold improvements related to the 600 West Leases is five years.
The Company is responsible for paying its proportionate share of the actual operating expenses and real estate taxes under certain of these lease agreements. These operating expenses are not included in the table below.
Certain of the Company's computer equipment has been acquired under capital lease agreements, and estimated future payments under these capital lease agreements is included in the table below. As of December 31, 2013, the estimated future payments under operating leases and capital leases for each of the next five years and thereafter is as follows (in thousands):

	Capital leases	Operating leases
2014	$3,803	$39,450
2015	3,688	33,628
2016	2,081	25,543
2017	—	18,221
2018	—	15,159
Thereafter	—	15,286
Total minimum lease payments	9,572	$147,287
Less amount representing interest	(271)
Present value of net minimum capital lease payments	9,301
Less current portion of capital lease obligations	(3,636)
Total long-term capital lease obligations	$5,665
Purchase Obligations
The Company has entered into non-cancelable arrangements with third-parties, primarily related to information technology products and services. As of December 31, 2013, future payments under these contractual obligations were as follows (in thousands):

2014	$11,718
2015	4,356
2016	541
2017	145
2018	145
Thereafter	—
$16,905

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  Originally filed in April 2012, the case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. The complaint asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Allegations in the consolidated amended complaint include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued financial statements.  The putative class action lawsuit seeks an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  The defendants filed a motion to dismiss the consolidated amended complaint on January 18, 2013, which the Court denied on September 19, 2013.  Defendants’ answered the consolidated amended class action complaint on December 6, 2013. Plaintiff filed an amended motion for class certification on December 4, 2013. The defendants have until March 6, 2014 to file their response briefs in opposition to the amended motion for class certification, and lead plaintiff has until April 21, 2014 to file a reply brief.
In addition, federal and state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  The federal purported stockholder derivative lawsuit was originally filed in April 2012 and a consolidated stockholder derivative complaint, filed on July 30, 2012, is currently pending in the United States District Court for the Northern District of Illinois: In re Groupon Derivative Litigation.  Plaintiffs assert claims for breach of fiduciary duty and abuse of control.  The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. The state derivative complaints generally allege that the defendants breached their fiduciary duties by purportedly mismanaging the Company's business by, among other things, failing to utilize proper accounting controls and, in the case of one of the state derivative lawsuits, by engaging in alleged insider trading of the Company's Class A common stock and misappropriating information.  In addition, one state derivative case asserts a claim for unjust enrichment.  The derivative lawsuits purport to seek to recoup for the Company an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On June 20, 2012, the Company and the individual defendants filed a motion requesting that the court stay the federal derivative actions pending resolution of the Federal Class Actions.  On July 31, 2012, the court granted defendants' motion in part, and stayed the Federal derivative actions pending a separate resolution of upcoming motions to dismiss in the federal class actions.  On June 15, 2012, the state plaintiffs filed a motion to consolidate the state derivative actions, which was granted on July 2, 2012, and on July 5, 2012, the plaintiffs filed a motion for appointment of co-lead plaintiffs and co-lead counsel, which was granted on July 27, 2012.  No consolidated complaint has been filed in the state derivative action. On September 14, 2012, the court granted a motion filed by the parties requesting that the court stay the state derivative actions pending the federal court's resolution of anticipated motions to dismiss in the federal class actions.  On April 18, 2013, the state

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

court appointed a lead plaintiff and approved its selection of lead counsel and local counsel for the purported class. Following entry of the court's order denying defendants' motions to dismiss in In re Groupon Securities Litigation, the parties in both the state and federal derivative actions filed motions requesting that the Court extend the litigation stay currently in place pending further developments in In re Groupon, Inc. Securities Litigation. The state court granted the motion to stay on December 6, 2013, and the federal court granted the motion to stay on January 22, 2014.
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
The Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and estimable. In such cases, there may be an exposure to loss in excess of the amounts accrued. There is inherent uncertainty related to the matters described above for a number of reasons, including the early stage and lack of specific damage claims in many of them. However, based on the information currently available, the Company believes that the amount of reasonably possible losses in excess of the amounts accrued would not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. The Company's accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future due to new developments or changes in strategy in handling these matters. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, any payments that the Company has made under these agreements have not had a material impact on the operating results, financial position or cash flows of the Company.
9. STOCKHOLDERS' EQUITY
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
In January 2011, the Company issued 15,827,796 shares of Series G Preferred Stock for $496.0 million in gross proceeds ($492.5 million, net of issuance costs), and used $371.5 million of the proceeds to redeem shares of its outstanding common stock and preferred stock held by certain shareholders and the remainder for working capital and general corporate purposes. Included in this stock issuance was 126,622 shares of Series G Preferred Stock ($4.0 million) the Company transferred to its underwriter in exchange for financial advisory services provided.
On October 31, 2011, each outstanding share of Series D Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock was converted into twelve shares of Class A common stock, and each outstanding share of Series G Preferred Stock was converted into four shares of Class A common stock. This resulted in the issuance of 290,909,740 shares of Class A common stock. In addition, each outstanding share of Series B Convertible Preferred Stock was converted into twelve shares of Class B common stock. This resulted in the issuance of 2,399,976 shares of Class B common stock.
As of December 31, 2013 and 2012, there were no shares of preferred stock outstanding.
Common Stock
The Board has authorized three classes of common stock: Class A common stock, Class B common stock and common stock. No shares of common stock will be issued or outstanding until October 31, 2016, at which time all outstanding shares of Class A common stock and Class B common stock will automatically convert into shares of common stock. In addition, the Board has authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by the Board.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Share Repurchase Programs
In 2011, the Company repurchased 45,090,184 shares of common stock for $353.8 million and 370,401 shares of preferred stock for $35.0 million. There was no material stock repurchase activity for the year ended December 31, 2012.
In August 2013, the Board authorized the Company to purchase up to $300 million of its outstanding Class A common stock through August 2015. The timing and amount of any share repurchases is determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. During the year ended December 31, 2013, the Company purchased 4,432,800 shares of Class A common stock for an aggregate purchase price of $46.6 million (including fees and commissions) under the share repurchase program.
Return of Common Shares
On September 22, 2011, the Company's former chief operating officer resigned. As a result of the separation agreement, 400,000 shares of non-voting common stock were returned resulting in other income of approximately $4.9 million, which represents the reversal of the originally recognized stock-based compensation expense and is included within "Other income, net" on the consolidated statement of operations for the year ended December 31, 2011.
10. STOCK-BASED COMPENSATION
Groupon, Inc. Stock Plans
In January 2008, the Company adopted the ThePoint.com 2008 Stock Option Plan, as amended (the "2008 Plan"), under which options for up to 64,618,500 shares of common stock were authorized to be issued to employees, consultants and directors of ThePoint.com, which is now the Company. In April 2010, the Company established the Groupon, Inc. 2010 Stock Plan, as amended in April 2011 (the "2010 Plan"), under which options and restricted stock units ("RSUs") for up to 20,000,000 shares of non-voting common stock were authorized for future issuance to employees, consultants and directors of the Company. In August 2011, the Company established the Groupon, Inc. 2011 Stock Plan (the "2011 Plan"), under which options, RSUs and performance stock units for up to 50,000,000 shares of non-voting common stock were authorized for future issuance to employees, consultants and directors of the Company.
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. On November 5, 2013, an additional 15,000,000 shares were authorized for future issuance under the Plans. As of December 31, 2013, 16,691,691 shares were available for future issuance under the Plans. Prior to January 2008, the Company issued stock options and RSUs that are governed by employment agreements, some of which are still outstanding.
The Company recognized stock-based compensation expense of $121.5 million, $104.1 million and $93.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to stock awards issued under the Plans, acquisition-related awards and subsidiary awards. The Company also capitalized $9.1 million, $9.7 million and $1.5 million of stock-based compensation for the years ended December 31, 2013, 2012 and 2011, respectively, in connection with internally-developed software.
As of December 31, 2013, a total of $214.3 million of unrecognized compensation costs related to unvested stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted average period of 1.5 years.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan
In December 2011, the Company established an employee stock purchase plan ("ESPP"). The ESPP allows substantially all full-time and part-time employees to acquire shares of the Company's common stock through payroll deductions over six month offering periods. The per share purchase price is equal to 85% of the fair value of a share of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. Purchases are limited to 15% of an employee's salary, up to a maximum of $25,000 per calendar year. The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the year ended December 31, 2013, 774,288 shares of common stock were issued under the ESPP. No shares of common stock were issued under the ESPP for the years ended December 31, 2012 and 2011.
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
The table below summarizes the stock option activity for the year ended December 31, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2012	7,713,421	$1.09	7.02	$29,063
Exercised	(4,003,544)	$1.02
Forfeited	(332,518)	$1.51
Expired	(22,305)	$2.04
Outstanding at December 31, 2013	3,355,054	$1.11	6.04	$35,742

Exercisable at December 31, 2013	2,875,441	$0.93	5.95	$31,165

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of December 31, 2013 and 2012, respectively.

The fair value of stock options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical volatilities for publicly-traded options of comparable companies over the estimated expected life of the stock options. The expected term represents the period of time the stock options are expected to be outstanding and is based on the "simplified method." The Company used the "simplified method" due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate is based on yields on U.S. Treasury STRIPS with a maturity similar to the estimated expected life of the stock options.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not grant any stock options during the years ended December 31, 2013 and 2012. The weighted‑average assumptions for stock options granted during the year ended December 31, 2011 is outlined in the following table:

	2013	2012	2011
Dividend yield	N/A	N/A	—%
Risk-free interest rate	N/A	N/A	1.79%
Expected term (in years)	N/A	N/A	4.47
Expected volatility	N/A	N/A	44%
Based on the above assumptions, the weighted-average grant date fair value of stock options granted during the year ended December 31, 2011 was $6.00. The total intrinsic value of options that were exercised during the years ended December 31, 2013, 2012 and 2011 was $30.0 million, $75.2 million and $56.9 million, respectively.
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
The table below summarizes activity regarding unvested restricted stock units under the Plans during the year ended December 31, 2013:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2012	29,699,348	$9.31
Granted	37,069,481	$7.23
Vested	(15,565,805)	$8.13
Cancelled	(200,000)	$5.40
Forfeited	(9,354,969)	$8.62
Unvested at December 31, 2013	41,648,055	$8.06
In the third quarter of 2013, the Company modified the terms of certain key executives' restricted stock units to allow for the partial acceleration of vesting upon an eligible termination, including in connection with a change in control. This modification did not result in the recognition of any additional stock-based compensation expense.
In December 2013, the Company cancelled 200,000 of an employee's restricted stock units and offered to grant that individual a replacement award, which was approved by the Compensation Committee of the Board on January 10, 2014. The cancellation and subsequent grant of a replacement award is being accounted for as a modification and the $0.3 million incremental fair value of the replacement award over the cancelled award is recorded as additional compensation cost. The Company recognized $0.1 million of the additional compensation cost, which is attributable to the vested portion of the replacement award, in 2013 and the remaining $0.2 million, which is attributable to nonvested portion of the replacement award, will be recognized during 2014.
The weighted-average grant date fair value of restricted stock units granted in 2012 and 2011 was $8.99 and $12.15, respectively. The fair value of restricted stock units that vested during each of the years ended December 31, 2013, 2012 and 2011 was $126.5 million, $50.2 million and $12.4 million, respectively.
Restricted Stock Awards
The Company has granted restricted stock awards in connection with prior period business combinations. Compensation

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense on these awards is recognized on a straight-line basis over the requisite service period.
The table below summarizes activity regarding unvested restricted stock for the year ended December 31, 2013:

	Restricted Stock	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2012	577,048	$10.31
Vested	(443,373)	$9.31
Forfeited	(35,998)	$12.67
Unvested at December 31, 2013	97,677	$14.00
The fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $4.1 million, $10.2 million, and $8.6 million, respectively.
Subsidiary Awards
The Company made several acquisitions during the years ended December 31, 2011 and 2010 in which the selling shareholders of the acquired companies were granted RSUs and stock options in the Company's subsidiaries ("subsidiary awards"). These subsidiary awards were issued in conjunction with the acquisitions as a way to retain and motivate key employees. They generally vested on a quarterly basis for a period of three or four years, and were potentially dilutive to the Company's ownership percentage of the corresponding subsidiaries. A significant portion of the subsidiary awards were classified as liabilities on the consolidated balance sheets due to the existence of put rights that allowed the selling shareholders to put their stock back to the Company. The liabilities for the subsidiary awards were remeasured on a quarterly basis, with the offset to stock-based compensation expense within "Selling, general and administrative" on the consolidated statements of operations. The Company modified its liability-classified subsidiary awards in 2012 by paying $17.0 million in cash and issuing 660,539 shares of the Company's common stock to settle the vested portion and providing for future settlement of the unvested portion in cash or shares of the Company's common stock upon completion of the requisite service period. See Purchases of Additional Interests in Consolidated Subsidiaries in Note 3 "Business Combinations and Acquisitions of Noncontrolling Interests."
11. INCOME TAXES
The components of pretax (loss) income for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$62,021	$88,638	$(42,775)
International	(80,930)	6,304	(211,290)
(Loss) income before provision for income taxes	$(18,909)	$94,942	$(254,065)

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 consisted of the following components (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current taxes:
U.S. federal	$22,321	$41,551	$16,430
State	1,693	4,778	604
International	64,078	107,295	(5,540)
Total current taxes	88,092	153,624	11,494
Deferred taxes:
U.S. federal	4,675	(2,977)	(2,075)
State	(5,687)	(236)	—
International	(17,043)	(4,438)	34,278
Total deferred taxes	(18,055)	(7,651)	32,203
Provision for income taxes	$70,037	$145,973	$43,697
The items accounting for differences between the income tax provision or benefit computed at the federal statutory rate and the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal income tax (benefit) provision at statutory rate	$(6,618)	$33,230	$(88,923)
Foreign income and losses taxed at different rates	14,299	10,565	13,974
Unrecognized tax benefits on E-Commerce transaction	—	17,404	—
State income taxes, net of federal benefits and state tax credits	(5,361)	3,965	(762)
Change in valuation allowances	24,404	29,249	92,023
Effect of foreign and state rate changes on deferred items	837	(487)	5,843
Tax effects of intercompany transactions	35,158	31,011	2,541
Non-deductible stock-based compensation expense	9,000	14,641	12,195
Federal research and development credits	(4,650)	—	—
Non-deductible or non-taxable items	2,968	6,395	6,806
Provision for income taxes	$70,037	$145,973	$43,697

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred income tax assets and liabilities consisted of the following components as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Reserves and allowances	$65,356	$94,379
Deferred rent	—	1,377
Stock-based compensation	13,462	16,046
Net operating loss and tax credit carryforwards	152,271	147,954
Intangible assets, net	30,039	1,687
Investments	3,730	—
Other	1,692	721
Total deferred tax assets	266,550	262,164
Less valuation allowances	(173,577)	(159,249)
Deferred tax assets, net of valuation allowance	92,973	102,915
Deferred tax liabilities:
Unrealized foreign exchange gain	(3,034)	(117)
Prepaid expenses and other assets	(1,078)	(1,532)
Property, equipment and software, net	(19,239)	(15,602)
Investments	—	(6,791)
Deferred revenue	(64,154)	(92,306)
Total deferred tax liabilities	(87,505)	(116,348)
Net deferred tax asset (liability)	$5,468	$(13,433)
The Company regularly reviews deferred tax assets to assess whether it is more likely than not that the deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. For purposes of assessing whether it is more likely than not that the Company's deferred tax assets will be realized, the Company considers the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. The Company has incurred significant losses in recent years and had accumulated deficits of $848.9 million and $753.5 million as of December 31, 2013 and 2012, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. Outside of the United States, the Company has only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions. During the fourth quarter of 2013, earnings in the United States moved to a cumulative income position for the most recent three-year period. Based on the income in that jurisdiction in recent periods and projected future income, the Company released a portion of the valuation allowance against its federal and state deferred tax assets, resulting in a $9.6 million reduction to income tax expense. The Company continues to maintain a valuation allowance in the United States as of December 31, 2013 against a portion of its acquired domestic federal net operating losses that are subject to limitations under the tax law and state net operating loss carryforwards and tax credits that are not expected to be realized. As of December 31, 2013 and 2012, the Company recorded a valuation allowance of $173.6 million and $159.2 million, respectively, against its domestic and foreign net deferred tax assets, as it believes it is more likely than not that these benefits will not be realized.
The Company had $21.8 million of federal and $45.0 million of state net operating loss carryforwards as of December 31, 2013 which will begin expiring in 2027 and 2016, respectively. As of December 31, 2013, the Company had $584.3 million of foreign net operating loss carryforwards, a significant portion of which carry forward for an indefinite period.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is subject to taxation in the United States, state jurisdictions and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. The Company's practice for accounting for uncertainty in income taxes is to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not criteria, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is currently under IRS audit for the 2009, 2010 and 2011 tax years. Additionally, the Company is currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of these audits will conclude in the next 12 months. The tax years 2009 to 2013 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.
The following table summarizes activity related to the Company's gross unrecognized tax benefits, excluding interest and penalties, from January 1 to December 31 for 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning Balance	$85,481	$55,127	$—
Increases related to prior year tax positions	10,494	602	—
Decreases related to prior year tax positions	(2,103)	(790)	—
Increases related to current year tax positions	14,565	29,465	55,127
Foreign currency translation	1,868	1,077	—
Ending Balance	$110,305	$85,481	$55,127
The total amount of unrecognized tax benefits as of December 31, 2013, 2012 and 2011 that, if recognized, would affect the effective tax rate are $80.0 million, $39.3 million and $3.2 million, respectively.
The Company recognized $3.3 million and $2.3 million of interest and penalties within "Provision for income taxes" on its consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively, and within "Other non-current liabilities" on its consolidated balance sheets as of December 31, 2013 and 2012, respectively.
For uncertain tax positions as of December 31, 2013, the Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease within the coming year.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2013, no provision has been made for U.S. income taxes and foreign withholding taxes related to the undistributed earnings of the Company's foreign subsidiaries of approximately $369.1 million, because those undistributed earnings are indefinitely reinvested outside the United States. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized U.S. deferred tax liability related to the undistributed earnings of the Company's foreign subsidiaries is not practical due to the complexities associated with the calculation.
As of December 31, 2013, the unamortized tax effects of intercompany transactions of $28.5 million and $20.4 million are included within "Prepaid expenses and other current assets" and "Other non-current assets," respectively, on the condensed consolidated balance sheet. As of December 31, 2012, unamortized tax effects of intercompany transactions of $37.6 million and $46.3 million are included within "Prepaid expenses and other current assets" and "Other non-current assets," respectively, on the consolidated balance sheet. As of December 31, 2013, the estimated future amortization of the tax effects of intercompany transactions to income tax expense is $28.5 million for 2014 and $20.4 million for 2015. These amounts exclude the benefits, if any, for tax deductions in other jurisdictions that the Company may be entitled to as a result of the related intercompany transactions.
12. VARIABLE INTEREST ENTITY
On May 9, 2011, the Company entered into a collaborative arrangement which was later amended on January 1, 2012 to create a jointly-owned sales category with a strategic partner ("Partner"), and a limited liability company ("LLC") was established. The Company and its Partner each owns 50% of the LLC, and income and cash flows of the LLC are allocated based on agreed

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

upon percentages between the Company and the Partner. The liabilities of the LLC are solely the LLC's obligations and are not obligations of the Company or the Partner.
The Company's obligations associated with its interests in the LLC are primarily building, maintaining, customizing, managing and operating the LLC's website, contributing intellectual property, identifying deals and promoting the sale of deal vouchers, coordinating the fulfillment of deal vouchers in certain instances and providing the record keeping.
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
The Company has determined that the LLC is a VIE and the Company is its primary beneficiary. The Company consolidates the LLC because it has the power to direct activities of the LLC that most significantly impact the LLC's economic performance. In particular, the Company identifies and promotes the deal vouchers, provides all of the back office support (i.e. website, contracts, personnel resources, accounting, etc.), presents the LLC's deals via email and the Company's website and provides the editorial resources that create the verbiage included on the website with the LLC's deal offers.
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
To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs in valuation methodologies used to measure fair value:
Level 1-Measurements that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2-Measurements that include other inputs that are directly or indirectly observable in the marketplace.
Level 3-Measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. These fair value measurements require significant judgment.
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
Available-for-sale securities - The Company has investments in preferred shares of F-tuan and convertible debt securities issued by another nonpublic entity. See Note 6 "Investments" for further information regarding the Company's valuation methodology for its investments in F-tuan. The Company measures the fair value of convertible debt securities using the probability-weighted expected return method, which is an income approach that incorporates probability-weighted outcomes.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has classified its investments in available-for-sale securities as Level 3 due to the lack of observable market data over fair value inputs such as cash flow projections, discount rates and probability-weightings. Increases in projected cash flows and decreases in discount rates contribute to increases in the estimated fair values of available-for-sale securities, whereas decreases in projected cash flows and increases in discount rates contribute to decreases in their fair values. Additionally, increases in the probability of favorable investment outcomes and decreases in the probability of unfavorable outcomes, such as a default by the convertible debt issuer, contribute to increases in the fair value of those investments, whereas decreases in the probability of unfavorable investment outcomes and increases in the probability of favorable investment outcomes contribute to increases in their fair value.
Contingent consideration - The Company has contingent obligations to transfer cash payments and equity shares to the former owners in conjunction with certain acquisitions if specified operational objectives and financial results are met over future reporting periods. Liabilities for contingent consideration (i.e., earn-outs) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value are recorded in earnings within "Acquisition-related (benefit) expense, net" on the consolidated statements of operations.
The Company uses an income approach to value contingent consideration liabilities, which is determined based on the present value of probability-weighted future cash flows. For contingent consideration to be settled in a variable number of shares of common stock, the Company used the most recent Groupon stock price as reported on the NASDAQ to determine the fair value of the shares potentially issuable as of December 31, 2013 and December 31, 2012. The Company has generally classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of 0.1 million shares of the Company's common stock as of December 31, 2013.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,514	$585,514	$—	$—
Available-for-sale securities:
Life Media Limited (F-tuan) preferred shares	$—	$—	$—	$—
Convertible debt securities	$3,174	$—	$—	$3,174

Liabilities:
Contingent consideration	$606	$—	$—	$606

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,393	$585,393	$—	$—
Available-for-sale securities:
Life Media Limited (F-tuan) preferred shares(1)	$42,539	$—	$—	$42,539
Convertible debt securities	$3,087	$—	$—	$3,087

Liabilities:
Contingent consideration	$7,601	$—	$—	$7,601

(1)
Fair value measurements of investments in F-tuan preferred shares were previously presented within the nonrecurring fair value measurements table below and have been reclassified to this recurring fair value measurements table in the current period.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Assets
Available-for-sale securities
Life Media Limited (F-tuan) preferred shares(1):
Beginning Balance	$42,539	$—	$—
Acquisitions of preferred shares in exchange transactions (See Note 6)	34,982	56,940	—
Purchases of preferred shares	8,000	—	—
Other-than-temporary impairments included in earnings	(85,521)	(14,401)	—
Ending Balance	$—	$42,539	$—

Unrealized losses still held(2)	$85,521	$14,401	$—

Convertible debt securities:
Beginning Balance	$3,087	$—	$—
Purchases of convertible debt securities	370	3,000	—
Total (losses) gains included in other comprehensive income	(283)	87	—
Ending Balance	$3,174	$3,087	$—

Unrealized (gains) losses still held(2)	$283	$(87)	$—

Liabilities
Contingent Consideration:
Beginning Balance	$7,601	$11,230	$—
Issuance of contingent consideration in connection with acquisitions	3,567	3,400	17,755
Settlements of contingent consideration liabilities	(4,377)	(4,936)	—
Reclass to non-fair value liabilities when no longer contingent	(3,014)	(4,978)	—
Total (gains) losses included in earnings(3)	(3,171)	897	(4,537)
Reclass of contingent consideration from Level 2 to Level 3	—	1,988	(1,988)
Ending Balance	$606	$7,601	$11,230

Unrealized (gains) losses still held(2)	$360	$211	$(4,537)

(1)	A rollforward of the fair value of investments in F-tuan preferred shares for the year ended December 31, 2012 has been added to this recurring fair value measurements table in the current period.

(2)
Represents the unrealized (gains) losses recorded in earnings or other comprehensive income during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(3)	Changes in the fair value of contingent consideration liabilities are classified within "Acquisition-related (benefit) expense, net" on the consolidated statements of operations.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the years ended December 31, 2013 and 2011. The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis as of December 31, 2012 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset impairments:
Cost method investment in Life Media Limited (F-tuan) common shares(1)	$34,982	$—	$—	$34,982
Equity method investment	$495	$—	$—	$495

(1)
Investments in F-tuan preferred shares for which an other-than-temporary impairment was recognized for the year ended December 31, 2012 were previously presented within this nonrecurring fair value measurements table and have been reclassified to the recurring fair value measurements table above.

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the consolidated financial statements (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Cost method investments:
Life Media Limited (F-tuan) common shares	$—	$—	$34,982	(1)	$34,982	(1)
Other cost method investments	$15,788	$15,573	$1,867		$2,260

(1)
The Company's cost method investment in F-tuan common shares was determined to be other-than-temporarily impaired and was written down to its fair value of $35.0 million as of December 31, 2012. Investments in F-tuan preferred shares were previously presented within this table and have been reclassified to the recurring fair value measurements table above.

See Note 6 "Investments" for further information regarding the Company's valuation methodology for its investments in F-tuan. The fair values of the Company's other cost method investments were determined using the market approach or the income approach, depending on the availability of fair value inputs such as financial projections for the investees and market multiples for comparable companies. The Company has classified the fair value measurements of its cost method investments as Level 3 measurements within the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections and discount rates.
The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of December 31, 2013 and 2012 due to their short term nature.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LOSS PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The Company computes loss per share of Class A and Class B common stock using the two-class method. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and the effect of potentially dilutive equity awards outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, unvested restricted stock awards and ESPP shares. The dilutive effect of these equity awards are reflected in diluted loss per share by application of the treasury stock method. The computation of the diluted loss per share of Class A common stock assumes the conversion of Class B common stock, if dilutive, while the diluted loss per share of Class B common stock does not assume the conversion of those shares.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. Under the two-class method, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the Company assumes the conversion of Class B common stock, if dilutive, in the computation of the diluted loss per share of Class A common stock, the undistributed earnings are equal to net income for that computation.
The following table sets forth the computation of basic and diluted loss per share of Class A and Class B common stock for the years ended December 31, 2013 and 2012 (in thousands, except share amounts and per share amounts):

	Year Ended December 31,
	2013		2012
	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator
Allocation of net loss	$(88,626)	$(320)	$(50,842)	$(189)
Less: Allocation of adjustment of redeemable noncontrolling interests to redemption value	—	—	12,557	47
Less: Allocation of net income attributable to noncontrolling interests	6,424	23	3,728	14
Allocation of net loss attributable to common stockholders	$(95,050)	$(343)	$(67,127)	$(250)
Denominator
Weighted-average common shares outstanding	661,510,218	2,399,976	647,814,143	2,399,976
Basic loss per share	$(0.14)	$(0.14)	$(0.10)	$(0.10)

Diluted loss per share:
Numerator
Allocation of net loss attributable to common stockholders	$(95,050)	$(343)	$(67,127)	$(250)
Reallocation of net income attributable to common stockholders as a result of conversion of Class B(1)	—	—	—	—
Allocation of net loss attributable to common stockholders	$(95,050)	$(343)	$(67,127)	$(250)
Denominator
Weighted-average common shares outstanding used in basic computation	661,510,218	2,399,976	647,814,143	2,399,976
Conversion of Class B(1)	—	—	—	—
Employee stock options(1)	—	—	—	—
Restricted shares and RSUs(1)	—	—	—	—
Weighted-average diluted shares outstanding(1)	661,510,218	2,399,976	647,814,143	2,399,976
Diluted loss per share	$(0.14)	$(0.14)	$(0.10)	$(0.10)

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted loss per share calculation for the years ended December 31, 2013 and 2012 because the effect would be antidilutive.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted (loss) earnings per share of common stock for the year ended December 31, 2011 (in thousands, except share amounts and per share amounts):

Year Ended December 31, 2011 (2)
Net loss	$(297,762)
Redemption of preferred stock in excess of carrying value	(34,327)
Adjustment of redeemable noncontrolling interests to redemption value	(59,740)
Net loss attributable to noncontrolling interests	18,335
Net loss attributable to common stockholders	$(373,494)

Net loss per share:
Weighted-average shares outstanding for basic and diluted net loss per share (1)	362,261,324
Basic and diluted net loss per share	$(1.03)

(1)
Stock options, restricted stock units, performance stock units and convertible preferred shares are not included in the calculation of diluted net loss per share for the year ended December 31, 2011 because the Company had a net loss for the year. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share.

(2)
The two-class method is not applied for 2011 because the Company's two-class common share structure was not implemented until the Company's initial public offering on November 4, 2011. The impact of applying the two-class method from November 4, 2011 to December 31, 2011 would not have impacted the Company's loss per share for 2011.

The following outstanding equity awards are not included in the diluted loss per share calculation above because they would have had an antidilutive effect:

	Year Ended December 31,
	2013	2012	2011
Stock options	5,594,033	7,713,421	17,870,713
Restricted stock units	39,618,897	29,699,348	11,944,844
Restricted stock	298,292	577,048	86,758
ESPP shares	444,439	271,402	—
Total	45,955,661	38,261,219	29,902,315
15. SEGMENT INFORMATION
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
In August 2013, the Board of Directors appointed Mr. Lefkofsky as CEO. Mr. Lefkofsky was previously a member of the Office of the Chief Executive and continues to be the Company's CODM.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue for each segment is based on the geographic market where the sales are completed. Revenue and profit or loss information by reportable segment reconciled to consolidated net loss for the year ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
North America
Revenue(1)	$1,521,358	$1,165,700	$634,980
Segment cost of revenue and operating expenses(2)	1,380,746	1,025,974	630,184
Segment operating income(2)	140,612	139,726	4,796
EMEA
Revenue(3)	742,915	805,476	720,219
Segment cost of revenue and operating expenses(2)	631,409	699,470	654,979
Segment operating income(2)	111,506	106,006	65,240
Rest of World
Revenue	309,382	363,296	255,231
Segment cost of revenue and operating expenses(2)	364,295	405,313	469,600
Segment operating loss(2)	(54,913)	(42,017)	(214,369)
Consolidated
Revenue	2,573,655	2,334,472	1,610,430
Segment cost of revenue and operating expenses(2)	2,376,450	2,130,757	1,754,763
Segment operating income(2)	197,205	203,715	(144,333)
Stock-based compensation	121,462	104,117	93,590
Acquisition-related (benefit) expense, net	(11)	897	(4,537)
Loss on equity method investments	44	9,925	26,652
Other expense (income), net	94,619	(6,166)	(5,973)
(Loss) income before provision for income taxes	(18,909)	94,942	(254,065)
Provision for income taxes	70,037	145,973	43,697
Net loss	$(88,946)	$(51,031)	$(297,762)

(1)
North America contains revenue from the United States of $1,471.9 million, $1,108.4 million and $586.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. There were no other individual countries located outside of the United States that represented more than 10% of consolidated total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision maker uses in assessing segment performance and making resource allocation decisions. For the years ended December 31, 2013, 2012 and 2011 stock-based compensation expense was approximately $90.9 million, $65.1 million and $75.8 million, respectively, for the North America segment, approximately $16.3 million, $15.1 million and $9.1 million, respectively, for the EMEA segment and approximately $14.3 million, $23.9 million and $8.7 million, respectively, for the Rest of World segment. For the years ended December 31, 2013, 2012 and 2011, acquisition-related (benefit) expense, net was approximately $1.3 million of expense, $2.8 million of benefit, and $0.8 million of expense, respectively, for the North America segment and approximately $1.3 million of benefit, $3.7 million of expense, and $5.4 million of benefit, respectively, for the EMEA segment. Acquisition-related (benefit) expense, net for the North America segment includes gains and losses relating to contingent consideration obligations incurred by U.S. legal entities relating to purchases of businesses that became part of the EMEA and Rest of World segments, which is consistent with the attribution used for internal reporting purposes.

(3)
EMEA segment revenue for the year ended December 31, 2012 included an $18.5 million one-time increase to third party revenue for unredeemed Groupons in Germany, which represented the cumulative impact of deals in that jurisdiction for which, based on a German tax ruling, the Company's obligation to the merchant would have ended prior to the third quarter of 2012.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's total assets by reportable segment as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
North America	$1,267,158	$1,177,314
EMEA	616,126	649,978
Rest of World	158,726	204,182
Consolidated total assets	$2,042,010	$2,031,474

(1)
North America contains assets from the United States of $1,231.3 million and $1,112.6 million as of December 31, 2013 and 2012, respectively. There were no other individual countries located outside of the United States that represented more than 10% of consolidated total assets as of December 31, 2013 and 2012, respectively.

The following table summarizes the Company's tangible property and equipment, net of accumulated depreciation and amortization, by reportable segment as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
North America (1)	$43,126	$44,539
EMEA (2)	23,413	28,413
Rest of World	9,100	9,087
Consolidated total	$75,639	$82,039

(1)	Substantially all tangible property and equipment within North America is located in the United States.

(2)
Tangible property and equipment, net located within Switzerland represented approximately 11% and 11% of the Company's consolidated tangible property and equipment, net as of December 31, 2013 and 2012, respectively. Tangible property and equipment, net located within Germany represented approximately 12% of the Company's consolidated tangible property and equipment, net as of December 31, 2012. There were no other individual countries located outside of the United States that represented more than 10% of consolidated tangible property and equipment, net as of December 31, 2013 and 2012.

The following table summarizes depreciation and amortization of property, equipment and software and intangible assets by reportable segment for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
North America	$57,700	$30,580	$10,515
EMEA	24,157	17,546	17,050
Rest of World	7,592	7,675	4,490
Consolidated total	$89,449	$55,801	$32,055

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's expenditures for additions to tangible long-lived assets by reportable segment for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
North America	$14,728	$38,543	$19,551
EMEA	6,719	26,909	14,808
Rest of World	7,469	3,875	10,438
Consolidated total	$28,916	$69,327	$44,797
The Company's equity method investments as of December 31, 2013 and 2012 were $1.7 million and $1.7 million, respectively, which are included in North America. All equity method investments included in North America are held by an entity in the United States.
Category Information
The Company offers goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). The Company also earns advertising revenue, payment processing revenue, point of sale revenue, reservation revenue and commission revenue. The Company's other revenue and related gross profit are presented within "Travel and other" in the tables below. The Company's Goods and Travel categories were launched in the second half of 2011. It is not practicable to determine the Company's revenue and gross profit by category for the year ended December 31, 2011.
The following table summarizes the Company's third party and other and direct revenue by category for its three reportable segments for the year ended December 31, 2013 and 2012 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$663,074	$652,764	$426,903	$497,821	$180,229	$218,224	$1,270,206	$1,368,809
Direct	1,772	12,037	—	—	—	—	1,772	12,037
Total revenue	664,846	664,801	426,903	497,821	180,229	218,224	1,271,978	1,380,846

Goods:
Third party	17,409	60,269	133,117	186,495	69,344	87,746	219,870	334,510
Direct	774,023	391,239	115,881	36,393	27,325	10,821	917,229	438,453
Total revenue	791,432	451,508	248,998	222,888	96,669	98,567	1,137,099	772,963

Travel and other:
Third party and other	65,080	49,391	67,014	80,514	32,484	46,505	164,578	176,410
Direct	—	—	—	4,253	—	—	—	4,253
Total revenue	65,080	49,391	67,014	84,767	32,484	46,505	164,578	180,663

Total revenue	$1,521,358	$1,165,700	$742,915	$805,476	$309,382	$363,296	$2,573,655	$2,334,472

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events.

GROUPON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's gross profit by category for its three reportable segments for the years ended December 31, 2013 and 2012 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party	$580,438	$528,893	$381,185	$450,009	$151,783	$170,100	$1,113,406	$1,149,002
Direct	(782)	1,909	—	—	—	—	(782)	1,909
Total gross profit	579,656	530,802	381,185	450,009	151,783	170,100	1,112,624	1,150,911

Goods:
Third party	15,319	48,288	116,357	168,429	39,699	66,271	171,375	282,988
Direct	66,753	36,188	13,194	(2,521)	(224)	(2,563)	79,723	31,104
Total gross profit	82,072	84,476	129,551	165,908	39,475	63,708	251,098	314,092

Travel and other:
Third party and other	51,109	40,031	59,390	72,738	27,312	37,231	137,811	150,000
Direct	—	—	—	529	—	—	—	529
Total gross profit	51,109	40,031	59,390	73,267	27,312	37,231	137,811	150,529

Total gross profit	$712,837	$655,309	$570,126	$689,184	$218,570	$271,039	$1,501,533	$1,615,532

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events.
16. RELATED PARTY TRANSACTIONS
Business Combination
During 2013, the Company acquired Boomerang, Inc., a Lightbank LLC portfolio company, for total cash consideration of $1.0 million. Eric Lefkofsky, the Company's current CEO and former Chairman, and Bradley Keywell, one of the Company's directors, co-founded Lightbank, a private investment firm specializing in information technology companies. They are the majority shareholders of Lightbank, and Mr. Keywell is the managing director.
Marketing Services
During 2011, the Company engaged InnerWorkings, Inc. ("InnerWorkings") to provide marketing services.  At that time Eric Lefkofsky was the Executive Chairman and a significant stockholder of InnerWorkings. Mr. Lefkofsky is no longer a director nor a significant stockholder in InnerWorkings.  The Company recognized $1.1 million and $1.3 million of expense under its agreement with InnerWorkings for the years ended December 31, 2012 and 2011, respectively.
Logistics Services
In connection with the Company's expansion of Goods offerings during 2012, the Company entered into a transportation and supply chain management agreement with Echo Global Logistics, Inc. ("Echo"). Eric Lefkofsky, Bradley Keywell and Peter Barris, one of the Company's other directors, either are currently or were previously directors of Echo and have direct and/or indirect ownership interests in Echo. The Company terminated its arrangement with Echo during 2012. Echo received payments of approximately $1.9 million for its services under the agreement for the year ended December 31, 2012, which were expensed by the Company through "Cost of revenue" on the consolidated statement of operations.

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

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
Consolidated Statements of Operations Data:
Revenue (1)	$768,447	$595,059	$608,747	$601,402	$638,302	$568,552	$568,335	$559,283
Cost of revenue	$390,239	$235,437	$224,053	$222,393	$282,472	$181,786	$135,184	$119,498
Gross profit	$378,208	$359,622	$384,694	$379,009	$355,830	$386,766	$433,151	$439,785
Income (loss) from operations	$13,352	$13,812	$27,412	$21,178	$(12,861)	$25,438	$46,485	$39,639
Net (loss) income (2)(3)	$(78,861)	$(1,292)	$(5,551)	$(3,242)	$(80,047)	$(940)	$33,549	$(3,593)
Net (loss) income attributable to Groupon, Inc. (2)(3)	$(81,247)	$(2,580)	$(7,574)	$(3,992)	$(80,983)	$(1,646)	$32,329	$(4,473)
Net (loss) earnings per share
Basic	$(0.12)	$(0.00)	$(0.01)	$(0.01)	$(0.12)	$(0.00)	$0.04	$(0.02)
Diluted	$(0.12)	$(0.00)	$(0.01)	$(0.01)	$(0.12)	$(0.00)	$0.04	$(0.02)
Weighted average number of shares outstanding
Basic	668,046,073	666,432,848	662,361,436	658,800,417	655,678,123	653,223,610	647,149,537	644,097,375
Diluted	668,046,073	666,432,848	662,361,436	658,800,417	655,678,123	653,223,610	663,122,709	644,097,375

(1)
Revenue for the quarter ended September 30, 2012 included a $18.5 million one-time increase to third party revenue for unredeemed Groupons in Germany, which represented the cumulative impact of deals in that jurisdiction for which, based on a recent tax ruling, the Company's obligation to the merchant would have ended prior to the third quarter of 2012.

(2)
Net income and net income attributable to Groupon, Inc. for the quarter ended June 30, 2012 included a $56.0 million gain ($33.0 million, net of tax) on the E-Commerce transaction. See Note 6 "Investments."

(3)
Net loss and net loss attributable to Groupon, Inc. for the quarters ended December 31, 2013 and 2012 included impairments of the Company's investments in F-tuan of $85.5 million ($77.8 million, net of tax) and $50.6 million ($45.5 million, net of tax), respectively. See Note 6 "Investments."

18. SUBSEQUENT EVENTS
On January 2, 2014, the Company acquired LivingSocial Korea, Inc., a Korean corporation and holding company of Ticket Monster Inc. ("Ticket Monster"), for total consideration of $100.0 million cash and 13,825,283 shares of Class A common stock with an acquisition date fair value of $162.9 million. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster will be reported within the Company's Rest of World segment beginning in 2014.
On January 13, 2014, the Company acquired Ideeli, Inc. ("Ideeli") for total cash consideration of $43.0 million. Ideeli is a fashion flash site based in the United States and will be reported within the Company's North America segment beginning in 2014.

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
Based on this evaluation, our management concluded that, as of December 31, 2013, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included below.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Groupon, Inc.
We have audited Groupon, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Groupon, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Groupon, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Groupon, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 20, 2014

ITEM 9B: OTHER INFORMATION
On February 18, 2014, the Compensation Committee of the Board of Directors approved salary increases for Jason Child, the Company's Chief Financial Officer, Kal Raman, the Company's Chief Operating Officer and David Schellhase, the Company's General Counsel.  Mr. Child's salary was increased by $32,000 to $402,800 per year, Mr. Raman's salary was increased by $150,000 to $600,000 per year, and Mr. Schellhase's salary was increased by $21,000 to $371,000 per year.
In addition, on February 18, 2014, the Compensation Committee of the Board of Directors approved equity awards for Messrs. Child and Raman.  Mr. Child received an award of 400,000 restricted stock units (RSUs), of which 50,000 will vest on December 31, 2014, 12,500 will vest quarterly during 2015 beginning on March 31, 2015, and then the remaining 300,000 shares will vest in 8 equal installments, beginning on March 31, 2016, subject to Mr. Child’s continued employment with the Company through each vesting date.  Mr. Raman received an award of 250,000 RSUs, of which 50,000 will vest on June 15, 2014, and the remaining 200,000 RSUs will vest in 12 equal installments at the end of each quarter, beginning March 31, 2015, subject to Mr. Raman's continued employment with the Company through each vesting date.
The Company also entered into an amended employment agreement with Mr. Raman on February 18, 2014 (the "Amendment").  The Amendment clarifies that his title is "Chief Operating Officer" and that he reports directly to the Company's current Chief Executive Officer.  The Amendment sets his base salary and target bonus at $600,000 per year.  If Mr. Raman is terminated without Cause or if he leaves for Good Reason (both as defined in the Amendment) before December 31, 2014, the Amendment provides that he will be entitled to receive his salary (at the level before a change constituting Good Reason), his benefits, and he will continue to vest in his RSU awards, in each case through December 31, 2014.  All other terms of his employment agreement remain the same.

PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Directors of the Company is incorporated by reference from the information under the captions "Board of Directors" and "Corporate Governance at Groupon" in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders. Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board Committees" and "Audit Committee Report" in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2013. Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K. Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2013.
Code of Ethics
We have adopted a Code of Conduct, which is applicable to our chief executive officer, chief financial officer and other principal executive and senior financial officers. Our Code of Conduct is available through our website (www.groupon.com). Information about the Code of Conduct is incorporated by reference from the information under the caption "Corporate Governance at Groupon" in the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2013.
ITEM 11: EXECUTIVE COMPENSATION
Incorporated by reference from the information under the captions "Named Executive Officer Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2013.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information under the captions "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2013.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDEDNCE
Incorporated by reference from the information under the captions "Corporate Governance at Groupon," "Board Independence" and "Certain Relationships and Related Party Transactions" in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2013.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information under the caption "Ratification of the Independent Registered Public Accounting Firm" in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2013.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) We have filed the following documents as part of the Annual Report on Form 10-K
 (2) Financial Statement Schedules
Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense	Acquisitions and Other	Balance at End of Year
	(in thousands)
TAX VALUATION ALLOWANCE:
Year ended December 31, 2013	$159,249	$24,404	$(10,076)	$173,577
Year ended December 31, 2012	128,215	27,751	3,283	159,249
Year ended December 31, 2011	55,956	92,023	(19,764)	128,215
All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or in the notes thereto.
(3) Exhibits (i)  See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of February 2014.

GROUPON, INC.
By:	/s/ ERIC P. LEFKOFSKY
	Name:	Eric P. Lefkofsky
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Eric P. Lefkofsky, Jason E. Child and Brian C. Stevens, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubsitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 20, 2014.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of February 2014.

Signature	Title

/s/ Eric P. Lefkofsky	President, Chief Executive Officer and Director (Principal Executive Officer)
Eric P. Lefkofsky
/s/ Jason E. Child	Chief Financial Officer (Principal Financial Officer)
Jason E. Child
/s/ Brian C. Stevens	Chief Accounting Officer (Principal Accounting Officer)
Brian C. Stevens
/s/ Peter J. Barris	Director
Peter J. Barris
/s/ Robert J. Bass	Director
Robert J. Bass
/s/ Daniel T. Henry	Director
Daniel T. Henry
/s/ Mellody S. Hobson	Director
Mellody S. Hobson
/s/ Bradley A. Keywell	Director
Bradley A. Keywell
/s/ Theodore J. Leonsis	Director
Theodore J. Leonsis
/s/ Jeffrey T. Housenbold	Director
Jeffrey T. Housenbold

EXHIBITS

Exhibit Number	Description
2.1
Share Purchase Agreement, dated as of November 6, 2013, among Groupon, Inc., Groupon Trailblazer, Inc., LivingSocial, Inc. and LivingSocial, B.V. (incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2013).

2.2
Amendment No. 1 to the Share Purchase Agreement, dated as of November 26, 2013, among Groupon, Inc., Groupon Trailblazer, Inc., LivingSocial, Inc. and LivingSocial, B.V. (incorporated by reference to the Company's Current Report on Form 8-K filed on November 29, 2013).

2.3
Amendment No. 2 to the Share Purchase Agreement, dated as of January 1, 2014, among Groupon, Inc., Groupon Trailblazer, Inc., LivingSocial, Inc. and LivingSocial, B.V. (incorporated by reference to the Company's Current Report on Form 8-K filed on January 2, 2014).

2.4
Merger Agreement, dated as of January 13, 2014, among Groupon, Inc., Groupon Esteban, Inc., and Ideeli, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on January 13, 2014).

3.1*	Sixth Amended and Restated Certificate of Incorporation.
3.3*	Amended and Restated By-Laws.
4.1*	Specimen Class A common stock certificate of the Registrant.
4.2*	Third Amended and Restated Investors Rights Agreement, dated as of December 10, 2010, between Groupon, Inc. and certain investors named therein.
10.1*	2008 Stock Option Plan.**
10.2*	Form of Notice of Grant of Stock Option under 2008 Stock Option Plan.**
10.3*	2010 Stock Plan.**
10.4*	Form of Notice of Grant of Stock Option under 2010 Stock Plan.**
10.5*	Form of Notice of Restricted Stock Unit Award under 2010 Stock Plan.**
10.6*	Amended and Restated Employment Agreement, dated as of April 29, 2011, by and between Groupon, Inc. and Jason Child.**
10.7
Amendment to Amended and Restated Employment Agreement, effective as of January 1, 2012, by and between Groupon, Inc. and Jason Child (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012).**

10.8*	Agreement of Lease, dated as of October 14, 2010, by and between 600 West Chicago Associates LLC and Groupon, Inc.
10.9*	Agreement of Lease, dated as of December 7, 2010, by and between 600 West Chicago Associates LLC and Groupon, Inc.
10.10*	Form of Indemnification Agreement**
10.11	2011 Incentive Plan, as amended and restated effective as of June 13, 2013**
10.12	Form of Notice of Restricted Stock Award under 2011 Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).**
10.13	Non-Employee Directors' Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).**
11.14*
Amendment No. 1 to Agreement and Plan of Merger, dated as of September 22, 2011, by and between Groupon, Inc. and Mihir Shah, as the stockholders' representative on behalf of the stockholders named therein.

10.15	Offer Letter, dated April 19, 2012, by and between Groupon, Inc. and Kal Raman (incorporated by reference to the Company's Current Report on Form 8-K filed on August 7, 2012).**
10.16	Amendment to Offer Letter, dated January 29, 2013, by and between Groupon, Inc. and Kal Raman (incorporated by reference to the Company's Current Report on Form 8-K filed on January 29, 2013).**
10.17	Amendment to Offer Letter, dated February 19, 2014, by and between Groupon, Inc. and Kal Raman.**
10.18	Offer Letter, dated August 1, 2012, by and between Groupon, Inc. and Brian Stevens (incorporated by reference to the Company's Current Report on Form 8-K filed on September 13, 2012).**
10.19	Form of Severance Benefit Agreement as entered into between Groupon, Inc. and its executive officers (incorporated by reference to the Company's Current Report on Form 8-K filed on August 7, 2013).**
21.1	Subsidiaries of Groupon, Inc.
23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data file
_____________________________________

*    Incorporated by reference to the Company's registration statement on Form S-1 (registration number 333-174661)

**    Management contract or compensatory plan or arrangement.