Form 10-Q
period 2014-03-31
Groupon, Inc.
filed 2014-05-07
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Yes             No  ☒
As of May 2, 2014, there were 679,794,637 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

______________________________________________________

PART I. Financial Information
FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A: Risk Factors" of our 2013 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,038,824	$1,240,472
Accounts receivable, net	125,527	83,673
Deferred income taxes	29,897	27,938
Prepaid expenses and other current assets	234,102	210,415
Total current assets	1,428,350	1,562,498
Property, equipment and software, net	159,649	134,423
Goodwill	447,370	220,827
Intangible assets, net	140,738	28,443
Investments	24,450	20,652
Deferred income taxes, non-current	44,559	35,941
Other non-current assets	35,490	39,226
Total Assets	$2,280,606	$2,042,010
Liabilities and Equity
Current liabilities:
Accounts payable	$45,524	$27,573
Accrued merchant and supplier payables	816,329	752,943
Accrued expenses	253,015	226,986
Deferred income taxes	48,368	47,558
Other current liabilities	134,315	132,718
Total current liabilities	1,297,551	1,187,778
Deferred income taxes, non-current	12,331	10,853
Other non-current liabilities	147,197	131,697
Total Liabilities	1,457,079	1,330,328
Commitments and contingencies (see Note 6)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 687,288,634 shares issued and 679,780,134 shares outstanding at March 31, 2014 and 670,149,976 shares issued and 665,717,176 shares outstanding at December 31, 2013	69	67
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	1,768,271	1,584,211
Treasury stock, at cost, 7,508,500 shares at March 31, 2014 and 4,432,800 shares at December 31, 2013	(76,048)	(46,587)
Accumulated deficit	(886,665)	(848,870)
Accumulated other comprehensive income	20,020	24,830
Total Groupon, Inc. Stockholders' Equity	825,647	713,651
Noncontrolling interests	(2,120)	(1,969)
Total Equity	823,527	711,682
Total Liabilities and Equity	$2,280,606	$2,042,010

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Third party and other	$426,429	$439,108
Direct	331,208	162,294
Total revenue	757,637	601,402
Cost of revenue:
Third party and other	62,351	70,016
Direct	309,565	152,377
Total cost of revenue	371,916	222,393
Gross profit	385,721	379,009
Operating expenses:
Marketing	78,924	49,557
Selling, general and administrative	324,965	308,206
Acquisition-related expense, net	1,785	68
Total operating expenses	405,674	357,831
(Loss) income from operations	(19,953)	21,178
Other expense, net	(840)	(5,083)
(Loss) income before provision for income taxes	(20,793)	16,095
Provision for income taxes	14,570	19,337
Net loss	(35,363)	(3,242)
Net income attributable to noncontrolling interests	(2,432)	(750)
Net loss attributable to Groupon, Inc.	$(37,795)	$(3,992)

Net loss per share
Basic	$(0.06)	$(0.01)
Diluted	$(0.06)	$(0.01)

Weighted average number of shares outstanding
Basic	682,378,690	658,800,417
Diluted	682,378,690	658,800,417

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(35,363)	$(3,242)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,612)	2,143
Unrealized (loss) gain on available-for-sale debt securities	(301)	157
Other comprehensive (loss) income	(4,913)	2,300
Comprehensive loss	(40,276)	(942)
Comprehensive income attributable to noncontrolling interests	(2,329)	(709)
Comprehensive loss attributable to Groupon, Inc.	$(42,605)	$(1,651)

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Groupon Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2013	672,549,952	$67	$1,584,211	(4,432,800)	$(46,587)	$(848,870)	$24,830	$713,651	$(1,969)	$711,682
Net loss	—	—	—	—	—	(37,795)	—	(37,795)	2,432	(35,363)
Foreign currency translation	—	—	—	—	—		(4,509)	(4,509)	(103)	(4,612)
Unrealized loss on available-for-sale debt securities, net of tax	—	—	—	—	—	—	(301)	(301)	—	(301)
Common stock issued in connection with acquisition of business, net of issuance costs	13,825,283	1	162,704	—	—	—	—	162,705	—	162,705
Shares issued to settle liability-classified awards and contingent consideration	102,180	—	1,041	—	—	—	—	1,041	—	1,041
Exercise of stock options	357,291	—	362	—	—	—	—	362	—	362
Vesting of restricted stock units	3,819,150	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	333,824	—	2,450	—	—	—	—	2,450	—	2,450
Tax withholdings related to net share settlements of stock-based compensation awards	(1,299,070)	—	(13,570)	—	—	—	—	(13,570)	—	(13,570)
Stock-based compensation on equity-classified awards	—	—	26,031	—	—	—	—	26,031	—	26,031
Excess tax benefits, net of shortfalls, on stock-based compensation awards	—	—	5,043	—	—	—	—	5,043	—	5,043
Purchases of treasury stock	—	—	—	(3,075,700)	(29,461)	—	—	(29,461)	—	(29,461)
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,480)	(2,480)
Balance at March 31, 2014	689,688,610	$69	$1,768,271	(7,508,500)	$(76,048)	$(886,665)	$20,020	$825,647	$(2,120)	$823,527

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(35,363)	$(3,242)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, equipment and software	22,092	15,114
Amortization of acquired intangible assets	12,648	5,586
Stock-based compensation	23,729	29,907
Deferred income taxes	573	(258)
Excess tax benefits on stock-based compensation	(5,855)	(832)
(Gain) loss on equity method investments	(52)	19
(Gain) loss, net from changes in fair value of contingent consideration	(39)	68
Impairment of cost method investment	397	—
Change in assets and liabilities, net of acquisitions:
Restricted cash	2,950	2,523
Accounts receivable	(24,393)	(7,684)
Prepaid expenses and other current assets	(5,150)	12,527
Accounts payable	7,315	(19,606)
Accrued merchant and supplier payables	(23,649)	(39,417)
Accrued expenses and other current liabilities	(5,379)	13,302
Other, net	9,459	753
Net cash (used in) provided by operating activities	(20,717)	8,760
Investing activities
Purchases of property and equipment and capitalized software	(16,355)	(14,468)
Acquisitions of businesses, net of acquired cash	(117,654)	(1,169)
Purchases of investments	(4,599)	(13,083)
Settlement of liabilities related to purchase of additional interest in consolidated subsidiary	—	(1,959)
Net cash used in investing activities	(138,608)	(30,679)
Financing activities
Payments for purchases of treasury stock	(29,840)	—
Excess tax benefits on stock-based compensation	5,855	832
Taxes paid related to net share settlements of stock-based compensation awards	(14,083)	(7,712)
Common stock issuance costs in connection with acquisition of business	(158)	—
Settlements of purchase price obligations related to acquisitions	(3,136)	(2,000)
Proceeds from stock option exercises and employee stock purchase plan	2,812	705
Partnership distribution payments to noncontrolling interest holders	(2,053)	(1,065)
Payments of capital lease obligations	(889)	(102)
Net cash used in financing activities	(41,492)	(9,342)
Effect of exchange rate changes on cash and cash equivalents	(831)	(12,378)
Net decrease in cash and cash equivalents	(201,648)	(43,639)
Cash and cash equivalents, beginning of period	1,240,472	1,209,289
Cash and cash equivalents, end of period	$1,038,824	$1,165,650

Non-cash investing and financing activities
Issuance of common stock in connection with acquisition of business	$162,862	$—
Contingent consideration liabilities incurred in connection with acquisitions	$—	$30
Equipment acquired under capital lease obligations	$4,031	$6,538
Shares issued to settle liability-classified awards and contingent consideration	$1,041	$1,131
Liability for purchases of treasury stock	$1,368	$—
Liability for purchase consideration	$359	$—
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	$12,423	$2,828
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
Unaudited Interim Financial Information
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheets, statements of operations, comprehensive loss, cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 20, 2014.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly‑owned subsidiaries and majority‑owned subsidiaries over which the Company exercises control and variable interest entities for which the Company has determined that it is the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as "Noncontrolling interests." Equity investments in entities in which the Company does not have a controlling financial interest are accounted for under either the equity method, the cost method or as available-for-sale securities, as appropriate.
Reclassifications
Certain reclassifications have been made to the condensed consolidated financial statements of prior periods and the accompanying notes to conform to the current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are utilized for, but not limited to, stock‑based compensation, income taxes, valuation of acquired goodwill and intangible assets, investments, customer refunds, contingent liabilities and the useful lives of property, equipment and software and intangible assets.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Actual results could differ materially from those estimates.
2. BUSINESS COMBINATIONS
The Company acquired two businesses during the three months ended March 31, 2014.  These business combinations were accounted for using the acquisition method, and the results of each of those acquired businesses have been included in the condensed consolidated financial statements beginning on the respective acquisition dates. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, and changes to those allocations may occur as a result of final working capital adjustments and 2013 tax return filings. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including growing the Company's merchant and customer base, acquiring assembled workforces, expanding its presence in international markets and expanding and advancing its product offerings. The goodwill from these business combinations is not deductible for tax purposes.
For the three months ended March 31, 2014, $1.8 million of external transaction costs related to business combinations, primarily consisting of legal and advisory fees, are classified within "Acquisition-related expense, net" on the condensed consolidated statement of operations.
LivingSocial Korea, Inc.
On January 2, 2014, the Company acquired all of the outstanding equity interests of LivingSocial Korea, Inc., a Korean corporation and holding company of Ticket Monster Inc. ("Ticket Monster"). Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The primary purpose of this acquisition was to grow the Company's merchant and customer base and expand its presence in the Korean e-commerce market. The aggregate acquisition-date fair value of the consideration transferred for the Ticket Monster acquisition totaled $263.0 million, which consisted of the following (in thousands):

Cash	$100,120
Issuance of 13,825,283 shares of Class A common stock	162,862
Total	$262,982
The fair value of the Class A Common Stock issued as consideration was measured based on the stock price upon closing of the transaction on January 2, 2014.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the allocation of the aggregate acquisition price of the Ticket Monster acquisition (in thousands):

Cash and cash equivalents	$24,768
Accounts receivable	15,832
Deferred income taxes	1,264
Prepaid expenses and other current assets	829
Property, equipment and software	5,944
Goodwill	223,850
Intangible assets:(1)
Subscriber relationships	57,022
Merchant relationships	32,176
Developed technology	571
Trade name	19,325
Other non-current assets	3,033
Total assets acquired	$384,614
Accounts payable	$5,951
Accrued merchant and supplier payables	82,934
Accrued expenses	22,334
Other current liabilities	3,482
Deferred income taxes, non-current	1,264
Other non-current liabilities	5,667
Total liabilities assumed	$121,632
Total acquisition price	$262,982

(1)	The acquired intangible assets have estimated useful lives of between 2 and 5 years.
     Ideeli, Inc.
On January 13, 2014, the Company acquired all of the outstanding equity interests of Ideeli, Inc. ("Ideeli"), a fashion flash site based in the United States. The primary purpose of this acquisition was to expand and advance the Company's product offerings. The aggregate acquisition-date fair value of the consideration transferred for the Ideeli acquisition totaled $42.7 million, which consisted of the following (in thousands):

Cash	$42,381
Liability for purchase consideration	359
Total	$42,740

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the allocation of the aggregate acquisition price of the Ideeli acquisition (in thousands):

Cash and cash equivalents	$79
Accounts receivable	988
Deferred income taxes	572
Prepaid expenses and other current assets	22,081
Property, equipment and software	8,173
Goodwill	5,421
Intangible assets(1):
Subscriber relationships	5,490
Brand relationships	7,100
Trade name	4,500
Deferred income taxes, non-current	7,753
Total assets acquired	$62,157
Accounts payable	$1,640
Accrued supplier payables	4,092
Accrued expenses	9,118
Other current liabilities	482
Deferred income taxes, non-current	332
Other non-current liabilities	3,753
Total liabilities assumed	$19,417
Total acquisition price	$42,740

(1)	The acquired intangible assets have estimated useful lives of between 3 and 5 years.
Pro Forma Financial Information
     The following unaudited pro forma information presents the combined operating results of the Company for the three months ended March 31, 2013, as if the Company had acquired Ticket Monster and Ideeli as of January 1, 2013 (in thousands). Pro forma results of operations have not been presented for the three months ended March 31, 2014, because the operating results of Ticket Monster and Ideeli from January 1, 2014 through their respective acquisition dates were not material to the Company's consolidated results of operations for the three months ended March 31, 2014. The underlying pro forma results include the historical financial results of the Company and its two acquired businesses adjusted for depreciation and amortization expense associated with the assets acquired. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and the acquired entities. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred as of January 1, 2013, nor are they indicative of future results of operations.

Three Months Ended March 31, 2013
Revenue	$652,100
Net loss	(28,424)
     The revenue and net loss of Ticket Monster included in our condensed consolidated statement of operations for the three months ended March 31, 2014 were $29.2 million and $13.6 million, respectively. The revenue and net loss of Ideeli included in our condensed consolidated statement of operations for the three months ended March 31, 2014 were $15.9 million and $2.5 million, respectively.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the three months ended March 31, 2014(in thousands):

	North America	EMEA	Rest of World	Consolidated
Balance as of December 31, 2013	$85,457	$115,669	$19,701	$220,827
Goodwill related to acquisitions	5,421	—	223,850	229,271
Other adjustments(1)	—	14	(2,742)	(2,728)
Balance as of March 31, 2014	$90,878	$115,683	$240,809	$447,370

(1)	Includes changes in foreign exchange rates for goodwill.
The following tables summarize the Company's other intangible assets (in thousands):

	March 31, 2014
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$107,348	$36,578	$70,770
Merchant relationships	40,952	11,023	29,929
Trade names	30,317	7,831	22,486
Developed technology	23,679	20,918	2,761
Brand relationships	7,100	395	6,705
Other intangible assets	16,754	8,667	8,087
Total	$226,150	$85,412	$140,738

	December 31, 2013
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$45,541	$30,866	$14,675
Merchant relationships	9,186	7,991	1,195
Trade names	6,739	6,739	—
Developed technology	23,038	19,547	3,491
Other intangible assets	16,776	7,694	9,082
Total	$101,280	$72,837	$28,443
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets was $12.6 million and $5.6 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2014	$33,977
2015	38,703
2016	32,176
2017	18,118
2018	17,764
Thereafter	—
$140,738

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	March 31, 2014	Percent Ownership of Voting Stock			December 31, 2013	Percent Ownership of Voting Stock
Cost and equity method investments:
Cost method investments	$15,416	6%	to	19%	$15,788	6%	to	19%
Equity method investments	1,742	21%	to	50%	1,690	21%	to	50%
Total cost and equity method investments	17,158				17,478
Available-for-sale securities:
Convertible debt securities	2,693				3,174
Redeemable preferred shares	4,599	19%	to	23%	—	19%
Total available-for-sale securities	7,292				3,174
Total investments	$24,450				$20,652
In February 2014, the Company acquired a 23% ownership interest in an online home services company for $4.6 million. The investment was in the form of redeemable preferred shares, and the securities are accounted for as available-for-sale.
The following table summarizes the amortized cost, gross unrealized loss and fair value of the Company's available-for-sale securities as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Convertible debt securities	$3,370	$(677)	$2,693	$3,370	$(196)	$3,174
Redeemable preferred shares	4,599	—	4,599	—	—	—
Total available-for-sale securities	$7,969	$(677)	$7,292	$3,370	$(196)	$3,174
The Company's investments in convertible debt securities have been in an unrealized loss position for less than one year as of March 31, 2014.
Other-Than-Temporary Impairment
An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. The Company conducts reviews of all of its investments with unrealized losses on a quarterly basis to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and the Company's strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, the Company considers whether it intends to sell the investment or whether it is more likely than not that it will be required to sell the investment before recovery of its amortized cost basis. Investments with unrealized losses that are determined to be other-than-temporary are written down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are not recorded for cost method investments and equity method investments, while such losses are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities. The Company's investment in the redeemable preferred shares of Life Media Limited ("F-tuan"), an entity with operations based in China, was written down to zero through an other-

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

than-temporary impairment charge as of December 31, 2013, and continues to have an estimated fair value of zero as of March 31, 2014.
5. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other expense, net for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest income	$376	$429
Interest expense	(88)	(57)
Impairment of investment	(397)	—
Gain (loss) on equity method investments	52	(19)
Foreign exchange and other	(783)	(5,436)
Other expense, net	$(840)	$(5,083)
The following table summarizes the Company's prepaid expenses and other current assets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Current portion of unamortized tax effects on intercompany transactions	$27,340	$28,502
Finished goods inventories	63,323	57,097
Prepaid expenses	35,409	29,404
Restricted cash	19,665	14,579
VAT and income taxes receivable	60,461	52,960
Prepaid marketing	15,117	17,301
Other	12,787	10,572
Total prepaid expenses and other current assets	$234,102	$210,415

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's accrued merchant and supplier payables as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Accrued merchant payables	$615,696	$518,233
Accrued supplier payables(1)	200,633	234,710
Total accrued merchant and supplier payables	$816,329	$752,943

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes the Company's accrued expenses as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Marketing	$16,660	$12,001
Refunds reserve	37,720	38,597
Payroll and benefits	72,150	64,966
Customer credits	47,799	44,728
Professional fees	24,730	24,670
Other	53,956	42,024
Total accrued expenses	$253,015	$226,986
The following table summarizes the Company's other current liabilities as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Income taxes payable	$20,407	$21,994
VAT payable	34,095	37,627
Sales taxes payable	4,934	10,412
Deferred revenue	59,141	47,259
Other	15,738	15,426
Total other current liabilities	$134,315	$132,718
The following table summarizes the Company's other non-current liabilities as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Long-term tax liabilities	$114,495	$109,286
Deferred rent	12,849	9,148
Other	19,853	13,263
Total other non-current liabilities	$147,197	$131,697

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the components of accumulated other comprehensive income as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Foreign currency translation adjustments	$20,443	$24,952
Unrealized loss on available-for-sale securities, net of tax	(423)	(122)
Accumulated other comprehensive income	$20,020	$24,830
6. COMMITMENTS AND CONTINGENCIES
Except for commitments under operating leases that were assumed in connection with the Ticket Monster and Ideeli acquisitions, as described in Note 2, "Business Combinations," the Company's commitments as of March 31, 2014 did not materially change from the amounts set forth in its 2013 Annual Report on Form 10-K. As of March 31, 2014, estimated future payments under operating leases assumed in connection with the Ticket Monster and Ideeli acquisitions for each of the next five years and thereafter are as follows (in thousands):

Operating leases
2014	$3,958
2015	5,112
2016	4,911
2017	4,326
2018	2,631
Thereafter	11,110
Total minimum lease payments	$32,048
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
The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  Originally filed in April 2012, the case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. The complaint asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Allegations in the consolidated amended complaint include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued financial statements.  The putative class action lawsuit seeks an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  The defendants filed a motion to dismiss the consolidated amended complaint on January 18, 2013, which the Court denied on September 19, 2013.  Defendants’ answered the consolidated amended class action complaint on December 6, 2013. Plaintiff filed an amended motion for class certification on December 4, 2013. On March 6, 2014, defendants filed their response briefs in opposition to the amended motion for class certification. On April 21, 2014, lead plaintiff filed a reply brief in support of his amended motion for class certification.  On March 18, 2014, the court entered a scheduling order setting deadlines for fact discovery by March 13, 2015, expert discovery by August 31, 2015, and dispositive motions by October 30, 2015.

In addition, federal and state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  The federal purported stockholder derivative lawsuit was originally filed in April 2012 and a consolidated stockholder derivative complaint, filed on July 30, 2012, is currently pending in the United States District Court for the Northern District of Illinois: In re Groupon Derivative Litigation.  Plaintiffs assert claims for breach of fiduciary duty and abuse of control.  The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. The state derivative complaints generally allege that the defendants breached their fiduciary duties by purportedly mismanaging the Company's business by, among other things, failing to utilize proper accounting controls and, in the case of one of the state derivative lawsuits, by engaging in alleged insider trading of the Company's Class A common stock and misappropriating information.  In addition, one state derivative case asserts a claim for unjust enrichment.  The derivative lawsuits purport to seek to recoup for the Company an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On June 20, 2012, the Company and the individual defendants filed a motion requesting that the court stay the federal derivative actions pending resolution of the Federal Class Actions.  On July 31, 2012, the court granted defendants' motion in part, and stayed the Federal derivative actions pending a separate resolution of upcoming motions to dismiss in the federal class actions.  On June 15, 2012, the state plaintiffs filed a motion to consolidate the state derivative actions, which was granted on July 2, 2012, and on July 5, 2012, the plaintiffs filed a motion for appointment of co-lead plaintiffs and co-lead counsel, which was granted on July 27, 2012.  No consolidated complaint has been filed in the state derivative action. On September 14, 2012, the court granted a motion filed by the parties requesting that the court stay the state derivative actions pending the federal court's resolution of anticipated motions to dismiss in the federal class actions.  On April 18, 2013, the state court appointed a lead plaintiff and approved its selection of lead counsel and local counsel for the purported class. Following entry of the court's order denying defendants' motions to dismiss in In re Groupon Securities Litigation, the parties in both the state and federal derivative actions filed motions requesting that the Court extend the litigation stay currently in place pending further developments in In re Groupon, Inc. Securities Litigation. The state court granted the motion to stay on December 6, 2013, and the federal court granted the motion to stay on January 22, 2014.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
7. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Common Stock
The Board of Directors (the "Board") has authorized three classes of common stock: Class A common stock, Class B common stock and common stock. No shares of common stock will be issued or outstanding until October 31, 2016, at which time all outstanding shares of Class A common stock and Class B common stock will automatically convert into shares of common stock. In addition, the Board has authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by the Board.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Share Repurchase Programs
The Board has authorized the Company to purchase up to $300 million of its outstanding Class A common stock through August 2015. The timing and amount of any share repurchases is determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. During the three months ended March 31, 2014, the Company purchased 3,075,700 shares of Class A common stock for an aggregate purchase price of $29.5 million (including fees and commissions) under the share repurchase program. As of March 31, 2014, up to $224.0 million of Class A common stock remains available for repurchase under the share repurchase program.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of March 31, 2014, 18,692,035 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense of $23.7 million and $29.9 million for the three months ended March 31, 2014 and 2013, respectively, related to stock awards issued under the Plans, acquisition-related awards and subsidiary awards. The Company also capitalized $2.3 million and $2.6 million of stock-based compensation for the three months ended March 31, 2014 and 2013, respectively, in connection with internally-developed software.
As of March 31, 2014, a total of $229.8 million of unrecognized compensation costs related to unvested stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted average period of 1.5 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the three months ended March 31, 2014 and 2013, 333,824 and 271,402 shares of common stock were issued under the ESPP, respectively.
Stock Options
The table below summarizes the stock option activity for the three months ended March 31, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2013	3,355,054	$1.11	6.04	$35,742
Exercised	(357,291)	$1.02
Forfeited	(3,929)	$1.87
Outstanding at March 31, 2014	2,993,834	$1.11	5.79	$20,144

Exercisable at March 31, 2014	2,743,019	$0.99	5.73	$18,788

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of March 31, 2014 and December 31, 2013, respectively.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Stock Units
The table below summarizes activity regarding unvested restricted stock units under the Plans during the three months ended March 31, 2014:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2013	41,648,055	$8.06
Granted	6,657,851	$10.05
Vested	(3,819,150)	$7.29
Forfeited	(4,271,952)	$8.49
Unvested at March 31, 2014	40,214,804	$8.45
Performance Share Units
The Company completed its acquisition of Ticket Monster on January 2, 2014, as described in Note 2 "Business Combinations," and approximately 2,000,000 performance share units were granted to certain key employees of that subsidiary during the three months ended March 31, 2014. The vesting of these awards into shares of the Company's Class A common stock is contingent upon the subsidiary's achievement of specified financial targets over three annual performance periods for the years ending December 31, 2014, 2015 and 2016 and is subject to continued employment at the end of each performance period. If the financial targets for a performance period are not achieved, no common stock will be issued for that performance period. The grant date fair value of the performance share units was $8.07 per share.
Restricted Stock Awards
The Company has granted restricted stock awards in connection with prior period business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service periods.
The table below summarizes activity regarding unvested restricted stock for the three months ended March 31, 2014:

	Restricted Stock	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2013	97,677	$14.00
Vested	(26,015)	$15.78
Unvested at March 31, 2014	71,662	$15.93
8. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended March 31, 2014, the Company recorded income tax expense of $14.6 million on pre-tax losses of $20.8 million, for an effective tax rate of (70.1)%. For the three months ended March 31, 2013, the Company recorded income tax expense of $19.3 million on pre-tax income of $16.1 million, for an effective tax rate of 120.1%.
The Company's U.S. statutory rate is 35%. The most significant factors impacting the effective tax rate for the three months ended March 31, 2014 and 2013 were losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
As of March 31, 2014, the unamortized tax effects of intercompany transactions of $27.3 million and $13.6 million are included within "Prepaid expenses and other current assets" and "Other non-current assets," respectively, on the condensed

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

consolidated balance sheet. As of December 31, 2013, unamortized tax effects of intercompany transactions of $28.5 million and $20.4 million are included within "Prepaid expenses and other current assets" and "Other non-current assets," respectively, on the condensed consolidated balance sheet. As of March 31, 2014, the estimated future amortization of the tax effects of intercompany transactions to income tax expense is $20.6 million for the remainder of 2014 and $20.3 million for 2015. These amounts exclude the benefits, if any, for tax deductions in other jurisdictions that the Company may be entitled to as a result of the related intercompany transactions.
9. FAIR VALUE MEASUREMENTS
Fair value is defined under U.S. GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability.
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
Available-for-sale securities - The Company has investments in redeemable preferred shares and convertible debt securities issued by nonpublic entities. The Company measures the fair value of available-for-sale securities using the discounted cash flow method, which is an income approach, and the probability-weighted expected return method, which is an income approach that incorporates probability-weighted outcomes.
The Company has classified its investments in available-for-sale securities as Level 3 due to the lack of observable market data over fair value inputs such as cash flow projections, discount rates and probability-weightings. Increases in projected cash flows and decreases in discount rates contribute to increases in the estimated fair values of available-for-sale securities, whereas decreases in projected cash flows and increases in discount rates contribute to decreases in their fair values. Additionally, increases in the probabilities of favorable investment outcomes, such as a sale or initial public offering of the investee, and decreases in the probabilities of unfavorable outcomes, such as a default by the investee, contribute to increases in the estimated fair value of available-for-sale securities, whereas decreases in the probabilities of favorable investment outcomes and increases in the probabilities of unfavorable investment outcomes contribute to decreases in their fair values.
Contingent consideration - The Company has previously had contingent obligations to transfer cash payments and equity shares to the former owners in conjunction with certain acquisitions if specified operational objectives and financial results are met over future reporting periods. Liabilities for contingent consideration (i.e., earn-outs) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value are recorded in earnings within "Acquisition-related expense, net" on the condensed consolidated statements of operations. There were no outstanding contingent consideration arrangements as of March 31, 2014.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,536	$585,536	$—	$—
Available-for-sale securities:
Convertible debt securities	$2,693	$—	$—	$2,693
Redeemable preferred shares	$4,599	$—	$—	$4,599

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,514	$585,514	$—	$—
Available-for-sale securities:
Convertible debt securities	$3,174	$—	$—	$3,174
Redeemable preferred shares	$—	$—	$—	$—

Liabilities:
Contingent consideration	$606	$—	$—	$606

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Assets
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$3,174	$3,087
Total (losses) gains included in other comprehensive (loss) income	(481)	254
Ending Balance	$2,693	$3,341
Unrealized losses (gains) still held(1)	$481	$(254)
Redeemable preferred shares(2):
Beginning Balance	$—	$42,539
Purchase of redeemable preferred shares	4,599	—
Ending Balance	$4,599	$42,539
Unrealized (gains) losses still held(1)	$—	$—

Liabilities
Contingent Consideration:
Beginning Balance	$606	$7,601
Issuance of contingent consideration in connection with acquisitions	—	30
Settlements of contingent consideration liabilities	(424)	—
Reclass to non-fair value liabilities when no longer contingent	(143)	—
Total (gains) losses included in earnings(3)	(39)	68
Ending Balance	$—	$7,699
Unrealized (gains) losses still held(1)	$—	$68

(1)
Represents the unrealized (gains) losses recorded in earnings or other comprehensive (loss) income during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(2)
For the three months ended March 31, 2013, the Company's investments in Life Media Limited (F-tuan) preferred shares were previously classified as cost method investments and have been reclassified to the available-for-sale category in this table. The balance as of March 31, 2013 represents the Company’s investments in F-tuan preferred shares, which were written down to zero through an other-than-temporary impairment charge as of December 31, 2013 and continue to have an estimated fair value of zero as of March 31, 2014. The $4.6 million balance as of March 31, 2014 represents the Company's investment in the preferred shares of an online home services company during the current period, as described in Note 4 "Investments."

(3)	Changes in the fair value of contingent consideration liabilities are classified within "Acquisition-related expense, net" on the condensed consolidated statements of operations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition during the three months ended March 31, 2014 and 2013.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the condensed consolidated financial statements (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$15,416	$15,629	$15,788	$15,573
The fair values of the Company's cost method investments were determined using the market approach or the income approach, depending on the availability of fair value inputs such as financial projections for the investees and market multiples for comparable companies. The Company has classified the fair value measurements of its cost method investments as Level 3 measurements within the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections and discount rates.
The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of March 31, 2014 and December 31, 2013 due to their short term nature.
10. LOSS PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The Company computes loss per share of Class A and Class B common stock using the two-class method. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and the effect of potentially dilutive equity awards outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, unvested restricted stock awards, performance share units and ESPP shares. The dilutive effect of these equity awards are reflected in diluted loss per share by application of the treasury stock method. The computation of the diluted loss per share of Class A common stock assumes the conversion of Class B common stock, if dilutive, while the diluted loss per share of Class B common stock does not assume the conversion of those shares.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted loss per share of Class A and Class B common stock for the three months ended March 31, 2014 and 2013 (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31,
	2014		2013
	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator
Allocation of net loss	$(35,239)	$(124)	$(3,231)	$(11)
Less: Allocation of net income attributable to noncontrolling interests	2,423	9	747	3
Allocation of net loss attributable to common stockholders	$(37,662)	$(133)	$(3,978)	$(14)
Denominator
Weighted-average common shares outstanding	679,978,714	2,399,976	656,400,441	2,399,976
Basic loss per share	$(0.06)	$(0.06)	$(0.01)	$(0.01)

Diluted loss per share:
Numerator
Allocation of net loss attributable to common stockholders	$(37,662)	$(133)	$(3,978)	$(14)
Reallocation of net income attributable to common stockholders as a result of conversion of Class B(1)	—	—	—	—
Allocation of net loss attributable to common stockholders	$(37,662)	$(133)	$(3,978)	$(14)
Denominator
Weighted-average common shares outstanding used in basic computation	679,978,714	2,399,976	656,400,441	2,399,976
Conversion of Class B(1)	—	—	—	—
Employee stock options(1)	—	—	—	—
Restricted shares and RSUs(1)	—	—	—	—
Weighted-average diluted shares outstanding(1)	679,978,714	2,399,976	656,400,441	2,399,976
Diluted loss per share	$(0.06)	$(0.06)	$(0.01)	$(0.01)

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted loss per share calculation for the three months ended March 31, 2014 and 2013 because the effect would be antidilutive.

The following outstanding equity awards are not included in the diluted loss per share calculation above because they would have had an antidilutive effect:

	Three Months Ended March 31,
	2014	2013
Stock options	3,233,467	6,854,309
Restricted stock units	40,166,021	35,224,459
Restricted stock	77,008	354,128
ESPP shares	422,873	568,174
Total	43,899,369	43,001,070
In addition to the antidilutive awards as set forth in the table above, the Company also granted approximately 2,000,000 performance share units in connection with its acquisition of Ticket Monster during the three months ended March 31, 2014. Contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. These outstanding performance share units have been excluded from the table above for the three months ended March 31, 2014 as the performance conditions would not have been satisfied as of the end of the period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11. SEGMENT INFORMATION
The Company previously organized its operations into two principal segments: North America, which represents the United States and Canada, and International, which represented the rest of the Company's global operations. In February 2013, the Company's former CEO was terminated by the Board and a new Office of the Chief Executive was established to serve the functions of the CEO. The Office of the Chief Executive was comprised of two members of the Board, Eric Lefkofsky and Ted Leonsis, who collectively functioned as the Company's chief operating decision-maker ("CODM"). Beginning in June 2013, the financial information reported to the CODM, which is used in making resource allocation decisions and assessing operating performance, separated the Company's former International segment between EMEA and Rest of World. As a result of this change in the financial information reported to the CODM, the Company updated its segment disclosures to separately report three segments: North America, EMEA and Rest of World. Prior period segment information has been retrospectively adjusted to reflect this change.
In August 2013, the Board appointed Mr. Lefkofsky as CEO. Mr. Lefkofsky was previously a member of the Office of the Chief Executive and continues to be the Company's CODM.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Revenue and profit or loss information by reportable segment reconciled to consolidated net loss for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
North America
Revenue(1)	$431,062	$339,554
Segment cost of revenue and operating expenses(2)	419,677	298,188
Segment operating income(2)	11,385	41,366
EMEA
Revenue(3)	230,893	183,798
Segment cost of revenue and operating expenses(2)	211,970	149,622
Segment operating income(2)	18,923	34,176
Rest of World
Revenue	95,682	78,050
Segment cost of revenue and operating expenses(2)	120,429	102,439
Segment operating loss(2)	(24,747)	(24,389)
Consolidated
Revenue	757,637	601,402
Segment cost of revenue and operating expenses(2)	752,076	550,249
Segment operating income(2)	5,561	51,153
Stock-based compensation	23,729	29,907
Acquisition-related expense, net	1,785	68
(Loss) income from operations	(19,953)	21,178
Other expense, net	(840)	(5,083)
(Loss) income before provision for income taxes	(20,793)	16,095
Provision for income taxes	14,570	19,337
Net loss	$(35,363)	$(3,242)

(1)	North America includes revenue from the United States of $419.9 million and $326.8 million for the three months ended March 31, 2014 and 2013, respectively.

(2)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related expense (benefit), net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision maker uses in assessing segment performance and making resource allocation decisions. For the three months ended March 31, 2014 and 2013, stock-based compensation expense was approximately $19.5 million and $22.8 million, respectively, for the North America segment, approximately $2.3 million and $3.1 million, respectively, for the EMEA segment and approximately $2.0 million and $4.0 million, respectively, for the Rest of World segment. For the three months ended March 31, 2014 and 2013, acquisition-related expense, net was approximately $1.6 million and $0.1 million, respectively, for the North America segment and approximately $0.1 million of expense and $0.1 million of benefit, respectively, for the EMEA segment. Acquisition-related expense, net for the North America segment includes gains and losses relating to contingent consideration obligations incurred by U.S. legal entities relating to purchases of businesses that became part of the EMEA and Rest of World segments, which is consistent with the attribution used for internal reporting purposes.

(3)
Beginning in September 2013, direct revenue transactions in the EMEA Goods category have been transacted through a Switzerland-based subsidiary. As a result, EMEA includes revenue from Switzerland of $91.9 million for the three months ended March 31, 2014.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's total assets by reportable segment as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
North America (1)	$1,141,248	$1,267,158
EMEA	607,890	616,126
Rest of World (1)	531,468	158,726
Consolidated total assets	$2,280,606	$2,042,010

(1)
North America contains assets from the United States of $1,123.2 million and $1,231.3 million as of March 31, 2014 and December 31, 2013, respectively. Rest of World contains assets from the Republic of Korea, including those assets acquired as a part of our acquisition of Ticket Monster described in Note 2 "Business Combinations," of $384.4 million as of March 31, 2014. There were no other individual countries that represented more than 10% of consolidated total assets as of March 31, 2014 and December 31, 2013, respectively.

Category Information
The Company offers goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). The Company also earns advertising revenue, payment processing revenue, point of sale revenue, reservation revenue and commission revenue. Revenue and gross profit from these other sources were previously considered to be distinct from our primary categories and were aggregated with revenue and gross profit from Travel, our smallest category. In recent periods, these other revenue sources have been increasingly viewed by management as a component of the Local category, as they are primarily generated through the Company’s relationships with local and national merchants. Accordingly, the Company has updated its presentation of category information in the current period to include other revenue and gross profit within the Local category in the tables below, and the prior period category information has been retrospectively adjusted to conform to the current period presentation.
The following table summarizes the Company's third party and other and direct revenue by category for its three reportable segments for the three months ended March 31, 2014 and 2013 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$177,247	$172,294	$109,120	$111,589	$43,814	$45,414	$330,181	$329,297

Goods:
Third party	1,321	3,144	17,475	45,875	36,175	18,062	54,971	67,081
Direct	236,114	148,065	89,414	7,451	5,680	6,778	331,208	162,294
Total	237,435	151,209	106,889	53,326	41,855	24,840	386,179	229,375

Travel:
Third party	16,380	16,051	14,884	18,883	10,013	7,796	41,277	42,730

Total revenue	$431,062	$339,554	$230,893	$183,798	$95,682	$78,050	$757,637	$601,402

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's gross profit by category for its three reportable segments for the three months ended March 31, 2014 and 2013 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$152,622	$146,379	$100,066	$97,389	$34,748	$39,490	$287,436	$283,258

Goods:
Third party	1,160	2,669	15,722	39,995	23,516	6,561	40,398	49,225
Direct	11,444	9,787	11,580	(21)	(1,381)	151	21,643	9,917
Total	12,604	12,456	27,302	39,974	22,135	6,712	62,041	59,142

Travel:
Third party	14,442	13,521	13,669	16,358	8,133	6,730	36,244	36,609

Total gross profit	$179,668	$172,356	$141,037	$153,721	$65,016	$52,932	$385,721	$379,009

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events.

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
Current and potential customers are able to access our deal offerings directly through our websites and mobile applications. We also send emails to our subscribers each day with deal offerings that are targeted by location and personal preferences. We offer deals in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). In our Goods category, through which we offer deals on merchandise, we often act as the merchant of record, particularly for deals in North America and for deals in EMEA beginning in September 2013. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchants, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer excluding applicable taxes and net of estimated refunds. We generated revenue of $757.6 million during the three months ended March 31, 2014, as compared to $601.4 million during the three months ended March 31, 2013.
Our operations are organized into three principal segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of our international operations ("Rest of World"). During the second quarter of 2013, we changed the composition of our operating segments to separate our former International segment between EMEA and Rest of World. See Note 11 "Segment Information" for further information. For the three months ended March 31, 2014, we derived 56.9% of our revenue from our North America segment, 30.5% of our revenue from our EMEA segment and 12.6% of our revenue from our Rest of World segment.
We have an accumulated deficit of $886.7 million as of March 31, 2014. Since our inception, we have driven our growth through substantial investments in infrastructure and marketing to increase subscriber acquisition. In particular, our significant net losses in previous years were driven in part by the rapid expansion of our EMEA and Rest of World segments, which involved investing heavily in upfront marketing, sales and infrastructure related to the build out of our operations in early stage countries.
On January 2, 2014, we acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster Inc. ("Ticket Monster"), for an aggregate acquisition price of $263.0 million, of which $100.1 million was paid for in cash. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster are reported within our Rest of World segment for the three months ended March 31, 2014. On January 13, 2014, we acquired all of the outstanding equity interests of Ideeli, Inc. ("Ideeli"), a fashion flash site based in the United States, for an aggregate acquisition price of $42.7 million. Ideeli is focused on women's fashion apparel, accessories and home décor, and the operations of Ideeli are reported within our North America segment for the three months ended March 31, 2014.
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

•
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that comprises net income (loss) excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and acquisition-related expense (benefit), net. We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Adjusted EBITDA is a meaningful measure for evaluating our operating performance. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

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

The following table presents the above Financial Metrics for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Gross billings	$1,817,211	$1,407,769
Revenue	757,637	601,402
Gross profit	385,721	379,009
Adjusted EBITDA	40,301	71,853
Free cash flow	(37,072)	(5,708)

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

Our Active customers and Gross billings per average active customer for the trailing twelve months ("TTM") ended March 31, 2014 and 2013 were as follows:

	Trailing twelve months ended March 31,
	2014	2013
TTM Active customers (in thousands)	51,785	41,711
TTM Gross billings per average active customer	$131.91	$138.32
The increase in active customers for the trailing twelve months ended March 31, 2014, as compared to the prior year period, was primarily attributable to the acquisitions of Ticket Monster and Ideeli.
Our Units for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Units (in thousands)	83,612	45,182
The increase in units for the three months ended March 31, 2014, as compared to the prior year period, was primarily attributable to the acquisitions of Ticket Monster and Ideeli.
Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant relationships to be a vital part of our business model and have made significant investments in order to expand the variety of tools that we can provide to our merchants. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create more complete online marketplaces for local commerce. In North America and many of our foreign markets, we offer deals in which the merchant has a continuous presence on our websites and mobile applications by offering vouchers on an ongoing basis for an extended period of time. Currently, a substantial majority of our merchants in North America elect to offer deals in this manner, and we expect that trend to continue. These marketplaces, which we refer to as "pull," enable customers to search for specific types of deals (e.g., steakhouse, pizza, massage, nail salon, golf lessons, yoga) on our websites and mobile applications. However, merchants have the ability to withdraw their extended deal offerings, and we generally do not have noncancelable long-term arrangements to guarantee availability of deals. In order to attract merchants that may not have run deals on our platform or would have run deals on a competing platform, we are periodically willing to accept lower deal margins across all three of our segments. This has contributed to lower deal margins during the three months ended March 31, 2014, as compared to the prior year period. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplaces or they may only continue offering deals if we accept lower margins.

International operations. Our international operations are critical to our revenue growth and our ability to achieve and maintain profitability. For the three months ended March 31, 2014 and 2013, 30.5% and 30.6% of our revenue was generated from our EMEA segment, respectively, and 12.6% and 12.9% of our revenue was generated from our Rest of World segment, respectively. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and regulations. The different commercial and regulatory environments in other countries may make it more difficult for us to successfully operate our business. In addition, many of the automation tools that we have implemented in our North America segment are close to being fully implemented in most EMEA countries but have not yet been substantially rolled out to the countries in our Rest of World segment. Although revenue from our EMEA and Rest of World segments increased for the three months ended March 31, 2014, as compared to the prior year period, the percentage of total revenue generated by those segments decreased on a year-over-year basis. Revenue from our North America segment increased for the three months ended March 31, 2014, as compared to the prior year period, and the percentage of total revenue generated by our North America segment also increased on a year-over-year basis. The increase in North America revenue as a percentage of total revenue was primarily due the increase in direct revenue transactions from our Groupon Goods business, as direct revenue is presented on a gross basis in our consolidated statements of operations.
Marketing activities. We must continue to acquire and retain customers in order to increase revenue and achieve profitability. If consumers do not perceive our Groupon offerings to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In addition, as we build out more complete marketplaces, our success will depend on our ability to increase consumer awareness of deals available through those marketplaces. As discussed under "Components of Results of Operations," we consider order discounts, free shipping on merchandise sales and reducing margins on our deals to be marketing-related activities, even though these activities are not presented as marketing expenses in our consolidated statements of operations. We have, and expect to continue to, reduce our deal margins when we believe that by doing so we can offer our customers a product or service from a merchant who might not have otherwise been willing to conduct business through our marketplaces. We use this as a marketing tool because we believe that in some instances this is an effective means of retaining or activating a customer, as compared to other methods of retention or activation, such as traditional advertising or discounts.
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
Competitive pressure. A substantial number of companies that attempt to replicate our business model have emerged around the world. In addition to such competitors, we expect to increasingly compete against other large Internet and technology‑based businesses that have launched initiatives which are directly competitive to our core business as well as our other categories and our suite of merchant products, such as payment processing and point of sale. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. The margins on deals in the Local category of our EMEA and Rest of World segments, measured as the percentage of billings that we retain after deducting the merchant's share, declined sequentially during the three months ended March 31, 2014, as compared to the three months ended December 31, 2013, as well as during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Increased competition in the future may cause us to continue to lower our margins on Local deals.
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
Acquisition‑Related
Acquisition-related expense (benefit), net includes the change in the fair value of contingent consideration arrangements related to business combinations. See Note 9 "Fair Value Measurements." For the three months ended March 31, 2014, acquisition-related expense, net also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees.
Other Income (Expense), Net
Other income (expense), net includes interest income on our cash and cash equivalents, interest expense on capital leases, gains and losses on equity method investments and foreign currency transaction gains and losses, primarily resulting from intercompany balances related to our foreign subsidiaries that are denominated in currencies other than their functional currencies.

Results of Operations
Comparison of the Three Months Ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenue:
Third party and other	$426,429	$439,108
Direct	331,208	162,294
Total revenue	757,637	601,402
Cost of revenue:
Third party and other	62,351	70,016
Direct	309,565	152,377
Total cost of revenue	371,916	222,393
Gross profit	385,721	379,009
Operating expenses:
Marketing	78,924	49,557
Selling, general and administrative	324,965	308,206
Acquisition-related expense, net	1,785	68
Total operating expenses	405,674	357,831
(Loss) income from operations	(19,953)	21,178
Other expense, net	(840)	(5,083)
(Loss) income before provision for income taxes	(20,793)	16,095
Provision for income taxes	14,570	19,337
Net loss	(35,363)	(3,242)
Net income attributable to noncontrolling interests	(2,432)	(750)
Net loss attributable to Groupon, Inc.	$(37,795)	$(3,992)

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Three Months Ended March 31,
	2014		2013
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$371,916	$657	$222,393	$714

Operating expenses:
Marketing	$78,924	$2,181	$49,557	$2,261
Selling, general and administrative	324,965	20,891	308,206	26,932
Acquisition-related expense, net	1,785	—	68	—
Total operating expenses	$405,674	$23,072	$357,831	$29,193
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and income from operations for the three months ended March 31, 2014 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended March 31,
	2014
	At Avg.	Exchange
	Q1 2013	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$1,827,693	$(10,482)	$1,817,211

Revenue	$760,501	$(2,864)	$757,637
Cost of revenue and operating expenses	782,139	(4,549)	777,590
(Loss) income from operations	$(21,638)	$1,685	$(19,953)

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Gross billings:
Third party	$1,480,606	$1,243,571
Direct	331,208	162,294
Other	5,397	1,904
Total gross billings	$1,817,211	$1,407,769

For third party revenue deals, gross billings differs from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals and other revenue, gross billings are equivalent to direct revenue and other revenue reported in our consolidated statements of operations. Gross billings increased by $409.4 million to $1,817.2 million for the three months ended March 31, 2014, as compared to $1,407.8 million for the three months ended March 31, 2013, primarily due to the acquisition of Ticket Monster which contributed $296.5 million in gross billings for the three months ended March 31, 2014. The increase was comprised of a $237.0 million increase in gross billings from third party revenue transactions, a $168.9 million increase in gross billings from direct revenue transactions and a $3.5 million increase in gross billings from other revenue transactions. The increase in gross billings was driven by an increase in active customers and the volume of transactions, partially offset by a $24.1 million increase in order discounts in connection with initiatives to increase consumer awareness of deals available through our marketplaces. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended March 31, 2014 was $10.5 million.
We offer goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel") within our North America, EMEA and Rest of World segments. We also earn advertising revenue, payment processing revenue, point of sale revenue, reservation revenue and commission revenue. Gross billings, revenue, cost of revenue and gross profit from these other sources were previously considered to be distinct from our primary categories and were aggregated with gross billings, revenue, cost of revenue and gross profit from Travel, our smallest category. In recent periods, these other revenue sources have been increasingly viewed by management as a component of the Local category, as they are primarily generated through our relationships with local and national merchants. Accordingly, we have updated our presentation of category information in the current period to include other gross billings, revenue, cost of revenue and gross profit within the Local category in the tables below, and the prior period category information has been retrospectively adjusted to conform to the current period presentation. The increase in our gross billings was comprised of a $316.7 million increase in our Goods category, a $55.5 million increase in our Local category and a $37.3 million increase in our Travel category.
Gross Billings by Segment
Gross billings by segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	% of total	2013	% of total
	(dollars in thousands)
Gross billings:
North America	$781,769	43.0%	$681,319	48.4%
EMEA	513,588	28.3	492,318	35.0
Rest of World	521,854	28.7	234,132	16.6
Total gross billings	$1,817,211	100.0%	$1,407,769	100.0%

Gross billings by category and segment for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$456,952	$450,841	$262,141	$260,297	$167,833	$120,319	$886,926	$831,457

Goods:
Third party	6,782	17,294	93,599	141,742	277,411	70,994	377,792	230,030
Direct	236,114	148,065	89,414	7,451	5,680	6,778	331,208	162,294
Total	242,896	165,359	183,013	149,193	283,091	77,772	709,000	392,324

Travel:
Third party(2)	81,921	65,119	68,434	82,828	70,930	36,041	221,285	183,988

Total gross billings	$781,769	$681,319	$513,588	$492,318	$521,854	$234,132	$1,817,211	$1,407,769

(1)	Includes gross billings from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, other gross billings was reclassified from the Travel category to the Local category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment gross billings increased by $100.5 million to $781.8 million for the three months ended March 31, 2014, as compared to $681.3 million for the three months ended March 31, 2013. The increase in gross billings was comprised of a $77.5 million increase in our Goods category, which included $15.9 million of gross billings from our Ideeli acquisition. The increase in gross billings was also comprised of a $16.8 million increase in our Travel category and a $6.1 million increase in our Local category. The increase in gross billings in the North America segment resulted from higher unit sales and an increase in active customers, partially offset by lower gross billings per average active customer and increased order discounts for the three months ended March 31, 2014, as compared to the prior year period. We believe that increases in transaction activity by active customers who make purchases on mobile devices and in the number of deals that we offered were the primary contributors to the growth in billings for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the billings growth.
Although North America segment gross billings increased by 14.7% during the three months ended March 31, 2014, as compared to the prior year, we believe that there were a number of factors that may have negatively impacted gross billings. For example, we believe that the continued growth of our online marketplaces of deals, where merchants have a continuous presence on our websites for an extended period of time, is impacting the timing of customer purchases in our Local category. Historically, our customers often purchased a Groupon voucher when they received our email with a limited-time offer, even though they may not have intended to use the voucher in the near term. However, the growth of our marketplaces of deals enables customers to wait until they are ready to use the related vouchers before making purchases, which we believe is adversely impacting gross billings in the short term.
EMEA
EMEA segment gross billings increased by $21.3 million to $513.6 million for the three months ended March 31, 2014, as compared to $492.3 million for the three months ended March 31, 2013. The increase in gross billings was comprised of a $33.8 million increase in our Goods category, resulting from higher unit sales in this category for the three months ended March 31, 2014, as compared to the prior year period, partially offset by an increase in order discounts. The increase in gross billings in the EMEA segment also resulted from higher unit sales, an increase in active customers and higher gross billings per average active customer for the three months ended March 31, 2014, as compared to the prior year period. The increase in gross billings was also due to a $1.8 million increase in our Local category, partially offset by a $14.4 million decrease in our Travel category. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended March

31, 2014 was $15.0 million.
    Rest of World
Rest of World segment gross billings increased by $287.7 million to $521.9 million for the three months ended March 31, 2014, as compared to $234.1 million for the three months ended March 31, 2013. The increase in gross billings was attributable to our acquisition of Ticket Monster, which contributed $296.5 million in gross billings for the three months ended March 31, 2014, and also contributed to higher units sales and an increase in active customers for the three months ended March 31, 2014, as compared to the prior year period. The increase in gross billings was comprised of a $205.3 million increase in our Goods category, a $47.5 million increase in our Local category and a $34.9 million increase in our Travel category. The increase in gross billings in the Rest of World segment was partially offset by lower gross billings per average active customer for the three months ended March 31, 2014, as compared to the prior year period. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended March 31, 2014 was $24.6 million.
Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenue:
Third party	$421,032	$437,204
Direct	331,208	162,294
Other	5,397	1,904
Total revenue	$757,637	$601,402
Revenue increased by $156.2 million to $757.6 million for the three months ended March 31, 2014, as compared to $601.4 million for the three months ended March 31, 2013. The primary driver of this increase was the $168.9 million increase in direct revenue from transactions, primarily in our Goods category, where we are the merchant of record and for which revenue is reported on a gross basis. The increase in revenue is also due to a $3.5 million increase in other revenue, partially offset by a $16.2 million decrease in third party revenue. The net increase in revenue was attributable to higher unit sales and an increase in active customers for the three months ended March 31, 2014, as compared to the prior year period. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to revenue growth. We also increased the number of merchant relationships and the volume of deals we offer to our customers. Our acquisitions of Ticket Monster and Ideeli contributed $29.2 million and $15.9 million of revenue, respectively, for the three months ended March 31, 2014. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended March 31, 2014 was $2.9 million.
Third Party Revenue
Third party revenue decreased by $16.2 million to $421.0 million for the three months ended March 31, 2014, as compared to $437.2 million for the three months ended March 31, 2013. The decrease in third party revenue in the current period was primarily due to a $12.1 million decrease in our Goods category, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 14.6% for the three months ended March 31, 2014, as compared to 29.2% in the prior year period. The decrease in third party revenue was also due to a $1.5 million decrease in our Travel category, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 18.7% for the three months ended March 31, 2014, as compared to 23.2% for the three months ended March 31, 2013. The decrease in third party revenue was partially offset by a $0.9 million increase in our Local category. Although gross billings in our Local category increased $55.5 million, the percentage of gross billings that we retained after deducting the merchant's share decreased to 37.2% for the three months ended March 31, 2014, as compared to 39.6% for the three months ended March 31, 2013. Our acquisition of Ticket Monster contributed $29.2 million of revenue, primarily third party revenue, for the three months ended March 31, 2014. The decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins.

Direct Revenue
Direct revenue increased by $168.9 million to $331.2 million for the three months ended March 31, 2014, as compared to $162.3 million for the three months ended March 31, 2013. Direct revenue for the three months ended March 31, 2014 includes $15.9 million from our Ideeli acquisition. We are often the merchant of record for transactions in the Goods category, particularly in North America and also in EMEA beginning in September 2013, such that the resulting revenue is reported on a gross basis within direct revenue. In addition, we expect that any growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
We believe that direct revenue deals in our Goods category will increase in the future in the EMEA and Rest of World segments as we continue to build out our global supply chain infrastructure.
Other Revenue
Other revenue increased by $3.5 million to $5.4 million for the three months ended March 31, 2014, as compared to $1.9 million for the three months ended March 31, 2013, primarily due to an increase in payment processing revenue and advertising revenue. Other revenue also includes point of sale revenue, reservation revenue, which we launched in the third quarter of 2013, and commission revenue, which we launched in the fourth quarter of 2013. Those other revenue sources were not significant for the three months ended March 31, 2014 and 2013, and we do not expect them to be material in the near term.
Revenue by Segment
Revenue by segment for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$194,948	25.7%	$191,489	31.8%
Direct	236,114	31.2	148,065	24.7
Total segment revenue	431,062	56.9	339,554	56.5
EMEA:
Third party and other	141,479	18.7	176,347	29.3
Direct	89,414	11.8	7,451	1.3
Total segment revenue	230,893	30.5	183,798	30.6
Rest of World:
Third party and other	90,002	11.9	71,272	11.9
Direct	5,680	0.7	6,778	1.0
Total segment revenue	95,682	12.6	78,050	12.9
Total revenue	$757,637	100.0%	$601,402	100.0%

Revenue by category and segment for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$177,247	$172,294	$109,120	$111,589	$43,814	$45,414	$330,181	$329,297

Goods:
Third party	1,321	3,144	17,475	45,875	36,175	18,062	54,971	67,081
Direct revenue	236,114	148,065	89,414	7,451	5,680	6,778	331,208	162,294
Total	237,435	151,209	106,889	53,326	41,855	24,840	386,179	229,375

Travel:
Third party(2)	16,380	16,051	14,884	18,883	10,013	7,796	41,277	42,730

Total revenue	$431,062	$339,554	$230,893	$183,798	$95,682	$78,050	$757,637	$601,402

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, other revenue was reclassified from the Travel category to the Local category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment revenue increased by $91.5 million to $431.1 million for the three months ended March 31, 2014, as compared to $339.6 million for the three months ended March 31, 2013. The increase in revenue primarily resulted from an $88.0 million increase in direct revenue from our Goods category, which included $15.9 million of direct revenue from our Ideeli acquisition. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. The increase in direct revenue in our Goods category was partially offset by a $1.8 million decrease in third party revenue in our Goods category, which resulted from a $10.5 million decrease in gross billings, partially offset by an increase in the percentage of gross billings that we retained after deducting the merchant's share to 19.5% for the three months ended March 31, 2014, as compared to 18.2% for the three months ended March 31, 2013. The increase in revenue was also due to a $5.0 million increase in third party revenue from our Local category, which resulted from a $6.1 million increase in gross billings and an increase in the percentage of gross billings that we retained after deducting the merchant's share to 38.8% for the three months ended March 31, 2014, as compared to 38.2% for the three months ended March 31, 2013. The increase in revenue was also due to higher unit sales and an increase in active customers, partially offset by lower gross billings per average active customer, for the three months ended March 31, 2014, as compared to the prior year period.
We believe that increases in transaction activity on mobile devices and in the number of deals that we offered were the primary contributors to the growth in revenue for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the revenue growth.
EMEA
EMEA segment revenue increased by $47.1 million to $230.9 million for the three months ended March 31, 2014, as compared to $183.8 million for the three months ended March 31, 2013. The increase in revenue primarily resulted from an $82.0 million increase in direct revenue from our Goods category. Revenue from transactions in our Goods category in our EMEA segment have primarily been presented on a net basis within third party revenue in the prior year period, as we were not typically the merchant of record for those transactions outside of the United States. However, we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013. As a result, the proportion of direct revenue deals in the Goods category of our EMEA segment increased in the first quarter of 2014 as compared to the prior year period, and we expect that the proportion of direct revenue deals in the Goods category of our EMEA segment will continue to increase in future periods. The increase in revenue in our EMEA segment was also due to higher unit sales, an increase in active customers and higher gross billings per average active customer for the three months ended March 31, 2014, as compared to the prior year period.
The increase in direct revenue in our Goods category was partially offset by a $28.4 million decrease in third party revenue in our Goods category, which resulted from a $48.1 million decrease in gross billings and a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 18.7% for the three months ended March 31, 2014, as compared to 32.4% for the three months ended March 31, 2013. The increase in revenue was also partially offset by a $4.0 million decrease in third party revenue from our Travel category, which resulted from a $14.4 million decrease in gross billings and a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 21.7% for the three months ended March 31, 2014, as compared to 22.8% for the three months ended March 31, 2013. The increase in revenue was also partially offset by a $2.5 million decrease in third party revenue from our Local category, which resulted from a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 41.6% for the three months ended March 31, 2014, as compared to 42.9% for the three months ended March 31, 2013. These decreases in the percentage of gross billings that we retained during the three months ended March 31, 2014 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended March 31, 2014 was $6.8 million.
Rest of World
Rest of World segment revenue increased by $17.6 million to $95.7 million for the three months ended March 31, 2014, as compared to $78.1 million for the three months ended March 31, 2013. The increase in revenue was primarily attributable to our acquisition of Ticket Monster, which contributed $29.2 million in revenue for the three months ended March 31, 2014. Revenue from our Goods category increased by $17.0 million for the three months ended March 31, 2014, as compared to the prior year period, due to an $18.1 million increase in third party revenue, which resulted from a $206.4 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 13.0% for the three months ended March 31, 2014, as compared to 25.4% in the prior year period. The increase in third party revenue from our Goods category was attributable to the Ticket Monster acquisition, and the decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins. In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States and EMEA.
The increase in revenue from our Rest of World segment was also due to a $2.2 million increase in revenue from our Travel category, which resulted from a $34.9 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 14.1% for the three months ended March 31, 2014, as compared to 21.6% in the prior year period. Although gross billings on third party revenue transactions in our Local category increased by $47.5 million, revenue on third party deals in our Local category decreased by $1.6 million, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 26.1% for the three months ended March 31, 2014, as compared to 37.7% for the three months ended March 31, 2013. The decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended March 31, 2014 was $9.4 million.
Cost of Revenue
Cost of revenue on third party, direct revenue and other deals for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of revenue:
Third party	$57,592	$70,007
Direct	309,565	152,377
Other	4,759	9
Total cost of revenue	$371,916	$222,393

Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue deals, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center, which began operations in the fourth quarter of 2013. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to gross billings during the period. As a result of the significant growth we have experienced from direct revenue transactions relative to our total gross billings for the three months ended March 31, 2014, as compared to the prior year period, an increased share of those allocable costs has been allocated to cost of direct revenue in our condensed consolidated statement of operations for the three months ended March 31, 2014.
Cost of revenue increased by $149.5 million to $371.9 million for the three months ended March 31, 2014, as compared to $222.4 million for the three months ended March 31, 2013, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory and related shipping and fulfillment costs on direct revenue deals, which were not as significant during the prior year. We currently outsource most of our inventory fulfillment activities in the United States to third party logistics providers. However, we expect to reduce our usage of those third parties in future periods by transitioning a portion of inventory fulfillment work in the United States to internal resources. For example, we launched our own fulfillment center in the fourth quarter of 2013. Additionally, to further reduce the involvement of third party logistics providers in the fulfillment process in the United States, we expect to increase our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers. We are also refining our inventory management practices to better allocate inventories among warehouses in different geographic regions throughout the United States to reduce shipping distances to customers. We believe that these initiatives will ultimately reduce our fulfillment costs and improve the margins on direct revenue transactions in our Goods category. However, we may incur increased fulfillment costs in the near term as we build our internal processes and transition fulfillment work from third party logistics providers.
Cost of Revenue by Segment
Cost of revenue by segment for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	% of total	2013	% of total
	dollars in thousands
North America:
Third party and other	$26,724	7.2%	$28,920	13.0%
Direct	224,670	60.4	138,278	62.2
Total segment cost of revenue	251,394	67.6	167,198	75.2
EMEA:
Third party and other	12,022	3.2	22,605	10.2
Direct	77,834	21.0	7,472	3.3
Total segment cost of revenue	89,856	24.2	30,077	13.5
Rest of World:
Third party and other	23,605	6.3	18,491	8.3
Direct	7,061	1.9	6,627	3.0
Total segment cost of revenue	30,666	8.2	25,118	11.3
Total cost of revenue	$371,916	100.0%	$222,393	100.0%

Cost of revenue by category and segment for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$24,625	$25,915	$9,054	$14,200	$9,066	$5,924	$42,745	$46,039

Goods:
Third party	161	475	1,753	5,880	12,659	11,501	14,573	17,856
Direct	224,670	138,278	77,834	7,472	7,061	6,627	309,565	152,377
Total	224,831	138,753	79,587	13,352	19,720	18,128	324,138	170,233

Travel:
Third party(2)	1,938	2,530	1,215	2,525	1,880	1,066	5,033	6,121

Total cost of revenue	$251,394	$167,198	$89,856	$30,077	$30,666	$25,118	$371,916	$222,393

(1)	Includes cost of revenue from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, other cost of revenue was reclassified from the Travel category to the Local category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment cost of revenue increased by $84.2 million to $251.4 million for the three months ended March 31, 2014, as compared to $167.2 million for the three months ended March 31, 2013. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year. Cost of revenue for the three months ended March 31, 2014 includes $14.3 million from the Ideeli acquisition.
EMEA
EMEA segment cost of revenue increased by $59.8 million to $89.9 million for the three months ended March 31, 2014, as compared to $30.1 million for the three months ended March 31, 2013. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category, as we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013.
Rest of World
Rest of World segment cost of revenue increased by $5.5 million to $30.7 million for the three months ended March 31, 2014, as compared to $25.1 million for the three months ended March 31, 2013. Cost of revenue for the three months ended March 31, 2014 includes $9.0 million from the Ticket Monster acquisition, which primarily consists of credit card processing fees.

Gross Profit
Gross profit for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Gross profit:
Third party	$363,440	$367,197
Direct	21,643	9,917
Other	638	1,895
Total gross profit	$385,721	$379,009
Gross profit increased by $6.7 million to $385.7 million for the three months ended March 31, 2014, as compared to $379.0 million for the three months ended March 31, 2013. This increase in gross profit resulted from the $156.2 million increase in revenue during the three months ended March 31, 2014, partially offset by the $149.5 million increase in cost of revenue. The acquisitions of Ticket Monster and Ideeli contributed $20.2 million and $1.6 million of gross profit, respectively, for the three months ended March 31, 2014.
Gross profit as a percentage of revenue decreased to 50.9% for the three months ended March 31, 2014, as compared to 63.0% for the three months ended March 31, 2013. The decrease in gross profit as a percentage of revenue during the three months ended March 31, 2014, as compared to the prior year period, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category, which typically have lower margins than deals in our Local category. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $3.8 million to $363.4 million for the three months ended March 31, 2014, as compared to $367.2 million for the three months ended March 31, 2013. This decrease in gross profit resulted from the $16.2 million decrease in third party revenue, partially offset by the $12.4 million decrease in the cost of third party revenue. Gross profit as a percentage of revenue on third party revenue deals increased to 86.3% for the three months ended March 31, 2014, as compared to 84.0% for the three months ended March 31, 2013. The increase in gross profit as a percentage of revenue on third party revenue deals was attributable, in part, to a lower proportion of the allocable costs within cost of revenue being allocated to the cost of third party revenue for the three months ended March 31, 2014, as compared to the prior year period. These allocable costs include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees. An increased share of those costs was allocated to the cost of direct revenue due to the increase in billings from direct revenue transactions relative to total gross billings.
Gross profit on direct revenue increased by $11.7 million to $21.6 million for the three months ended March 31, 2014, as compared to $9.9 million for the three months ended March 31, 2013. This increase in gross profit resulted from the $168.9 million increase in direct revenue to $331.2 million for the three months ended March 31, 2014, as compared to $162.3 million for the three months ended March 31, 2013, partially offset by the $157.2 million increase in cost of revenue on direct revenue deals to $309.6 million for the three months ended March 31, 2014, as compared to $152.4 million for the three months ended March 31, 2013. Gross profit as a percentage of revenue on direct revenue deals increased to 6.5% for the three months ended March 31, 2014, as compared to 6.1% for the three months ended March 31, 2013. The increase in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to lower shipping and fulfillment costs as a percentage of direct revenue, partially offset by increased cost of inventory sold as a percentage of direct revenue.
    Gross profit on other revenue decreased by $1.3 million to $0.6 million for the three months ended March 31, 2014, as compared to $1.9 million for the three months ended March 31, 2013. The decrease in gross profit was driven by the $4.8 million increase in cost of revenue, including credit card interchange fees related to our payment processing offering, partially offset by the $3.5 million increase in other revenue.

Gross Profit by Segment
Gross profit by segment for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$168,224	43.6%	$162,569	42.9%
Direct	11,444	3.0	9,787	2.6
Total gross profit	179,668	46.6	172,356	45.5
EMEA:
Third party and other	129,457	33.6	153,742	40.6
Direct	11,580	3.0	(21)	—
Total gross profit	141,037	36.6	153,721	40.6
Rest of World:
Third party and other	66,397	17.2	52,781	13.9
Direct	(1,381)	(0.4)	151	—
Total gross profit	65,016	16.8	52,932	13.9
Total gross profit	$385,721	100.0%	$379,009	100.0%
Gross profit by category and segment for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$152,622	$146,379	$100,066	$97,389	$34,748	$39,490	$287,436	$283,258

Goods:
Third party	1,160	2,669	15,722	39,995	23,516	6,561	40,398	49,225
Direct	11,444	9,787	11,580	(21)	(1,381)	151	21,643	9,917
Total	12,604	12,456	27,302	39,974	22,135	6,712	62,041	59,142

Travel:
Third party(2)	14,442	13,521	13,669	16,358	8,133	6,730	36,244	36,609

Total gross profit	$179,668	$172,356	$141,037	$153,721	$65,016	$52,932	$385,721	$379,009

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, other gross profit was reclassified from the Travel category to the Local category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment gross profit increased by $7.3 million to $179.7 million for the three months ended March 31, 2014, as compared to $172.4 million for the three months ended March 31, 2013. The increase in gross profit was comprised of a $6.2 million increase in the Local category, a $0.9 million increase in the Travel category and a $0.1 million increase in the Goods category.
EMEA
EMEA segment gross profit decreased by $12.7 million to $141.0 million for the three months ended March 31, 2014,

as compared to $153.7 million for the three months ended March 31, 2013. The decrease in gross profit was comprised of a $12.7 million decrease in the Goods category and a $2.7 million decrease in the Travel category, partially offset by a $2.7 million increase in the Local category.
Rest of World
Rest of World segment gross profit increased by $12.1 million to $65.0 million for the three months ended March 31, 2014, as compared to $52.9 million for the three months ended March 31, 2013. The increase in gross profit was comprised of a $15.4 million increase in the Goods category and a $1.4 million increase in the Travel category, partially offset by a $4.7 million decrease in the Local category.
Marketing
For the three months ended March 31, 2014 and 2013, marketing expense was $78.9 million and $49.6 million, respectively. Marketing expense by segment as a percentage of segment revenue and as a percentage of total marketing expense for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	% of Segment Revenue	% of Total Marketing	2013	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$35,702	8.3%	45.2%	$23,850	7.0%	48.1%
EMEA	25,176	10.9%	31.9	15,424	8.4%	31.1
Rest of World	18,046	18.9%	22.9	10,283	13.2%	20.8
Marketing	$78,924	10.4%	100.0%	$49,557	8.2%	100.0%
Our marketing expense increased by $29.4 million to $78.9 million for the three months ended March 31, 2014, as compared to $49.6 million for the three months ended March 31, 2013. Marketing expense as a percentage of revenue increased to 10.4% for the three months ended March 31, 2014, as compared to 8.2% for the three months ended March 31, 2013. We evaluate marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving revenue growth.
Our subscriber acquisition and customer activation marketing activities also include elements that are not presented as "Marketing" on our consolidated statements of operations, such as order discounts, free shipping on merchandise sales and accepting lower margins on our deals. Marketing is the primary method by which we acquire customers, and as such, is an important part of our business.
North America
North America segment marketing expense increased by $11.9 million to $35.7 million for the three months ended March 31, 2014, as compared to $23.9 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, marketing expense as a percentage of revenue for the North America segment was 8.3%, as compared to 7.0% for the three months ended March 31, 2013. These increases were primarily attributable to an increase in online marketing spend, in connection with our initiatives to grow our active customer base and increase awareness of the pull marketplaces.
EMEA
EMEA segment marketing expense increased by $9.8 million to $25.2 million for the three months ended March 31, 2014, as compared to $15.4 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, marketing expense as a percentage of revenue for the EMEA segment increased to 10.9% as compared to 8.4% for the three months ended March 31, 2013. These increases were primarily due to increased spending on online marketing channels, such as search engine marketing and affiliate programs that utilize third parties to promote our deals online.

Rest of World
Rest of World segment marketing expense increased by $7.8 million to $18.0 million for the three months ended March 31, 2014, as compared to $10.3 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, marketing expense as a percentage of revenue for the Rest of World segment was 18.9%, as compared to 13.2% for the three months ended March 31, 2013. These increases were primarily attributable to our acquisition of Ticket Monster, as we incurred $9.7 million of marketing expenditures for the three months ended March 31, 2014 in connection with our initiatives to grow the business.
Selling, General and Administrative
Selling, general and administrative expense increased by $16.8 million to $325.0 million for the three months ended March 31, 2014, as compared to $308.2 million for the three months ended March 31, 2013. Wages and benefits (excluding stock-based compensation) within selling, general and administrative expense increased by $21.5 million for the three months ended March 31, 2014, as compared to the prior year period, primarily due to the additional employees from the Ticket Monster and Ideeli acquisitions. Depreciation and amortization recorded within selling, general and administrative expense increased by $12.6 million for the three months ended March 31, 2014, primarily due to increased amortization expense related to intangible assets acquired as part of the Ticket Monster and Ideeli acquisitions. We also incurred $3.0 million of costs related to the wind-down of our legacy Korean operations as a result of the Ticket Monster acquisition, which primarily consisted of employee severance. These increases were partially offset by lower corporate costs, including lower consulting, legal and telecommunication costs. Additionally, stock-based compensation recorded within selling, general and administrative expense decreased due to forfeitures resulting from the departures of two senior executives during the current period.
Selling, general and administrative expense as a percentage of revenue was 42.9% for the three months ended March 31, 2014, as compared to 51.2% for the three months ended March 31, 2013, respectively. Although revenue increased by $156.2 million, or 26.0%, for the three months ended March 31, 2014, as compared to the prior year period, selling, general and administrative expense increased by $16.8 million, or 5.4%. We are continuing to refine our sales management and administrative processes, including through automation and ongoing regionalization of back-office functions, in connection with our efforts to generate increased operating efficiencies.
Acquisition‑Related Expense, Net
For the three months ended March 31, 2014 and 2013, we incurred net acquisition-related expenses of $1.8 million and less than $0.1 million, respectively. For the three months ended March 31, 2014, the net acquisition-related expense included $1.8 million of external transaction costs, primarily related to the acquisitions of Ticket Monster and Ideeli as described in Note 2 "Business Combinations," partially offset by less than $0.1 million related to changes in the fair value of contingent consideration. See Note 9 "Fair Value Measurements" for information about fair value measurements of contingent consideration arrangements.
(Loss) Income from Operations
The loss from operations for the three months ended March 31, 2014 was $20.0 million, as compared to income from operations for the three months ended March 31, 2013 of $21.2 million. The change in (loss) income from operations for the three months ended March 31, 2014, as compared to the prior year period, was primarily due to the increase in marketing expense of $29.4 million and selling, general and administrative expense of $16.8 million, partially offset by the increase in gross profit of $6.7 million. The favorable impact on the loss from operations from year-over-year changes in foreign exchange rates for the three months ended March 31, 2014 was $1.7 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related expense, net, decreased by $30.0 million to $11.4 million for the three months ended March 31, 2014, as compared to $41.4 million for the three months ended March 31, 2013. The decrease in segment operating income was primarily attributable to an increase in segment operating expenses, partially offset by an increase in gross profit.
EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, decreased by $15.3 million to $18.9 million for the three months ended March 31, 2014, as compared to $34.2 million for the three months ended March 31, 2013. The decrease in segment operating income was primarily attributable to a decrease in gross profit and an increase in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $0.4 million to a loss of $24.7 million for the three months ended March 31, 2014, as compared to a loss of $24.4 million for the three months ended March 31, 2013. The increased segment operating loss was primarily attributable to an increase in operating expenses, partially offset by an increase in gross profit.
Other Expense, Net
Other expense, net was $0.8 million for the three months ended March 31, 2014, as compared to $5.1 million for the three months ended March 31, 2013. The decrease in other expense, net was primarily due to a decrease in foreign currency transaction losses for the three months ended March 31, 2014, as compared to the prior year period.
Provision for Income Taxes
For the three months ended March 31, 2014 and 2013, we recorded income tax expense of $14.6 million and $19.3 million, respectively.
The effective tax rate was (70.1)% for the three months ended March 31, 2014, as compared to 120.1% for the three months ended March 31, 2013. The most significant factors impacting our effective tax rate for the three months ended March 31, 2014 and 2013 were losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that comprises net income (loss) excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and acquisition-related expense (benefit), net. We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Net loss" for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Net loss	$(35,363)	$(3,242)
Adjustments:
Stock-based compensation(1)	23,729	29,907
Acquisition-related expense, net(2)	1,785	68
Depreciation and amortization	34,740	20,700
Other expense, net	840	5,083
Provision for income taxes	14,570	19,337
Total adjustments	75,664	75,095
Adjusted EBITDA	$40,301	$71,853

(1)	Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing" on the consolidated statements of operations.

(2)
Represents changes in the fair value of contingent consideration related to business combinations and also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees.

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

The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash (used in) provided by operating activities," for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Net cash (used in) provided by operating activities	$(20,717)	$8,760
Purchases of property and equipment and capitalized software	(16,355)	(14,468)
Free cash flow	$(37,072)	$(5,708)

Net cash used in investing activities	$(138,608)	$(30,679)
Net cash used in financing activities	$(41,492)	$(9,342)
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
Liquidity and Capital Resources
As of March 31, 2014, we had $1,038.8 million in cash and cash equivalents, which primarily consisted of cash, money market accounts and overnight securities.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows from operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. Although we generated negative cash flow from operations for the three months ended March 31, 2014, which we believe was primarily attributable to seasonal fluctuations, we expect cash flow from operations to be positive in annual periods for the foreseeable future. We generally use this cash flow to fund our operations, make additional acquisitions, purchase capital assets, purchase treasury stock and meet our other cash operating needs. Cash flow (used in) provided by operations was $(20.7) million and $8.8 million for the three months ended March 31, 2014 and 2013, respectively.
We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of March 31, 2014, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $329.5 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for at least the next twelve months.
Uses of Cash
On January 2, 2014, we acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster, for an aggregate acquisition price of $263.0 million, of which $100.1 million was paid for in cash. On January 13, 2014, we acquired all of the outstanding equity interests of Ideeli for an aggregate acquisition price of $42.7 million, of which $42.4 million was paid for in cash. We intend to continue to acquire additional businesses and make strategic minority investments in complementary businesses throughout 2014 to grow our subscriber base, expand our merchant relationships, enhance our technology capabilities and acquire experienced workforces.
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
We currently plan to fund these investments in business acquisitions, strategic minority investments, technology, and sales and marketing with our available cash and cash equivalents and cash flow generated from our operations. We may also seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for future acquisitions or other strategic investment opportunities.
The Board of Directors has authorized us to purchase up to $300 million of our outstanding Class A common stock through August 2015.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.  We will fund the repurchases through cash on hand and future cash flow.  Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so. During the three months ended March 31, 2014, we purchased 3,075,700 shares of Class A common stock for an aggregate purchase price of $29.5 million (including fees and commissions) under the share repurchase program. As of March 31, 2014, up to $224.0 million of Class A common stock remains available for repurchase under the share repurchase program.
Cash Flow
Our net cash flows from operating, investing and financing activities for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(20,717)	$8,760
Investing activities	(138,608)	(30,679)
Financing activities	(41,492)	(9,342)
Effect of changes in exchange rates on cash and cash equivalents	(831)	(12,378)
Net decrease in cash and cash equivalents	$(201,648)	$(43,639)
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
We experience swings in accrued merchant and supplier payables associated with our normal revenue-generating activities, including both third party and direct revenue sales transactions, that can cause volatility in working capital levels and impact cash balances more or less than our operating income or loss would indicate. In recent periods, the shift in our business from limited-time daily deal offerings to a demand fulfillment model that enables customers to search for goods and services that are offered by merchants for an extended period of time through our websites and mobile applications has reduced our overall cash flow benefits from the timing differences between when we receive cash from customers and remit payments to our merchants. We pay merchants who offer deals for an extended period of time on an ongoing basis, generally bi-weekly, throughout the term of the offering. We expect this trend to continue in the future.
For the three months ended March 31, 2014, our net cash used in operating activities was $20.7 million, which consisted of a $38.8 million net decrease related to changes in working capital and other assets and liabilities and a $35.4 million net loss, partially offset by a $53.5 million net increase for certain non-cash items. The net decrease in cash resulting from changes in working capital activities primarily consisted of a $24.4 million increase in accounts receivable, a $23.6 million decrease in accrued merchant and supplier payables, a $5.4 million decrease in accrued expenses and other current liabilities and a $5.2 million increase in prepaid expenses and other current assets, partially offset by a $7.3 million increase in accounts payable. We believe that seasonal fluctuations will continue to impact our cash flows, particularly as a result of the growth of our Goods category. The $23.6 million decrease in accrued merchant and supplier payables was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2013. The net adjustments for certain non-cash items include $34.7 million of depreciation and amortization expense and $23.7 million of stock-based compensation expense, partially offset by $5.9 million of excess tax benefits on stock-based compensation.
For the three months ended March 31, 2013, our net cash provided by operating activities was $8.8 million, which consisted of a $49.6 million net increase for certain non-cash items, partially offset by a $37.6 million net decrease related to changes in working capital and other assets and liabilities and a $3.2 million net loss. The net adjustments for certain non-cash items include $29.9 million of stock-based compensation expense and $20.7 million of depreciation and amortization expense. The net decrease in cash resulting from changes in working capital activities primarily consisted of a $39.4 million decrease in accrued merchant and supplier payables and a $19.6 million decrease in accounts payable, partially offset by a $13.3 million increase in accrued expenses and other current liabilities and a $12.5 million decrease in prepaid expenses and other current assets. The $39.4 million decrease in accrued merchant and supplier payables was primarily attributable to payments to suppliers of merchandise in early 2013 related to Goods transactions from November and December of 2012.
Cash Used In Investing Activities
Cash used in investing activities primarily consists of capital expenditures, acquisitions of businesses and minority investments.
For the three months ended March 31, 2014, our net cash used in investing activities of $138.6 million consisted of $117.7 million in net cash paid for the acquisitions of Ticket Monster and Ideeli as described in Note 2, "Business Combinations," $16.4 million in capital expenditures, including capitalized internally-developed software, and $4.6 million in purchases of investments.
For the three months ended March 31, 2013, our net cash used in investing activities of $30.7 million consisted of $14.5 million in capital expenditures, including capitalized internally-developed software, $13.1 million in purchases of investments, $2.0 million related to the settlement of the liability related to the purchase of an additional interest in a consolidated subsidiary and $1.2 million in net cash paid for business acquisitions.
Cash Used in Financing Activities
For the three months ended March 31, 2014, our net cash used in financing activities of $41.5 million was driven primarily by purchases of treasury stock under our share repurchase program of $29.8 million and taxes paid related to net share settlements of stock-based compensation awards of $14.1 million. Our net cash used in financing activities was also due to partnership distributions to noncontrolling interest holders of $2.1 million and payments of capital lease obligations of $0.9 million, partially offset by $5.9 million of excess tax benefits related to stock-based compensation and $2.8 million of proceeds from stock option exercises and our employee stock purchase plan.
For the three months ended March 31, 2013, our net cash used in financing activities of $9.3 million was driven primarily by taxes paid related to net share settlements of stock-based compensation awards of $7.7 million, settlements of purchase price obligations related to acquisitions of $2.0 million and partnership distributions to noncontrolling interest holders of $1.1 million.
Free Cash Flow
Free cash flow, a non-GAAP financial measure, was $(37.1) million and $(5.7) million for the three months ended March 31, 2014 and 2013, respectively.  The decrease in free cash flow for the three months ended March 31, 2014, as compared to the prior year period, was due to the $29.5 million decrease in our operating cash flow and higher capital expenditures.  For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.

Contractual Obligations and Commitments
Except for commitments under operating leases that were assumed in connection with the Ticket Monster and Ideeli acquisitions, as described in Note 2, "Business Combinations," our commitments as of March 31, 2014 did not materially change from the amounts set forth in our 2013 Annual Report on Form 10-K. As of March 31, 2014, estimated future payments under operating leases assumed in connection with the Ticket Monster and Ideeli acquisitions for each of the next five years and thereafter are as follows (in thousands):

Operating leases
2014	$3,958
2015	5,112
2016	4,911
2017	4,326
2018	2,631
Thereafter	11,110
Total minimum lease payments	$32,048
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2014.
Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 20, 2014.
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
Direct revenue is derived primarily from selling consumer products through our Goods category where we are the merchant of record. We are the primary obligor in these transactions, are subject to general inventory risk and have latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis, excluding applicable taxes and net of estimated refunds. For purposes of evaluating whether product revenue should be recognized on a gross basis, unmitigated general inventory risk is a strong indicator of whether a seller has the risks and rewards of a principal to the sale transaction. U.S. GAAP specifies that general inventory risk exists if a seller either takes title to a product before that product is ordered by a customer (that is, maintains the product in inventory) or will take title to the product if it is returned by the customer (that is, back-end inventory risk) and the customer has a right of return. We have unmitigated general inventory risk on all of our direct revenue. Currently, that general inventory risk is primarily in the form of back-end inventory risk, as the amount of inventory that we maintain on hand has not been significant in relation to the amount of our direct revenue. However, we had $63.3 million of finished goods inventory on hand as of March 31, 2014, and in future periods we may increase the levels of inventory on hand for our Goods category. For Goods transactions where we are performing a service by acting as a marketing agent of the merchant, revenue is recorded on a net basis and is presented within third party revenue.
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
We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of March 31, 2014, our market capitalization of $5.3 billion substantially exceeded our consolidated net book value of $823.5 million.
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
For purposes of assessing whether it is more likely than not that our deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $886.7 million and $848.9 million as of March 31, 2014 and December 31, 2013, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. Outside of the United States, we have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions. Due to our cumulative losses outside of the United States, we have recognized valuation allowances against deferred tax assets that are not supported by those objective sources of taxable income. As of March 31, 2014, we have not recognized deferred tax assets without a valuation allowance outside of the United States when the only sources of taxable income are projected future earnings or tax planning strategies. For certain jurisdictions where applicable tax law imposes limitations that may prevent us from realizing our deferred tax assets through the scheduled reversal of taxable temporary differences, we have recorded valuation allowances in excess of the net deferred tax asset balances.
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
Other-than-Temporary Impairment of Investments
An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. We conduct reviews of all of our investments with unrealized losses on a quarterly basis to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and our strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, we consider whether we intend to sell the investment or whether it is more likely than not that we will be required to sell the investment before recovery of its amortized cost basis. Investments with unrealized losses that are determined to be other-than-temporary are written down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are not recorded for cost method investments and equity method investments, while such losses are recorded, net of tax, in accumulated other comprehensive income (loss) for available-for-sale securities. Our evaluation of other-than-temporary impairments involves consideration of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, Korean won, British pound sterling, Japanese yen and Brazilian real, which exposes us to foreign currency risk. For the three months ended March 31, 2014, we derived approximately 30.5% and 12.6% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of March 31, 2014 and December 31, 2013.
As of March 31, 2014, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $228.5 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $22.9 million. This compares to a $168.2 million working capital deficit subject to foreign currency exposure as of December 31, 2013, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $16.8 million. The primary difference between foreign currency exposure from December 31, 2013 to March 31, 2014 is due to fluctuations in foreign currencies against the U.S. Dollar during 2014 and increases in the working capital deficit in the current period, primarily attributable to our acquisition of Ticket Monster.
Interest Rate Risk
Our cash and cash equivalents primarily consists of cash and money market funds. We currently do not have long-term borrowings except for $7.5 million of long-term capital lease obligations, which do not expose us to significant interest rate risk.

Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. The Company has investments in convertible debt securities issued by nonpublic entities and has classified these investments as available-for-sale. We believe that the interest rate risk on these investments is not significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2014 and 2013.
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
Based on this evaluation, our management concluded that, as of March 31, 2014, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
We historically focused our marketing spend on subscriber acquisition, but have shifted our focus to customer activation and mobile application downloads, as well as to increasing awareness of our shift to a more complete local commerce marketplace. We increased our marketing expense to $78.9 million during the first quarter of 2014 as compared to $49.6 million during the first quarter of 2013. If our assumptions regarding our marketing efforts and strategies prove incorrect, our ability to generate profits from our investments may be less than we have assumed. In such case, we may need to increase expenses or otherwise alter our strategy and our results of operations could be negatively impacted.
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
We had an accumulated deficit of $886.7 million as of March 31, 2014. We anticipate that our financial results will be impacted as we continue to invest in our growth, through increased spending in some areas and through accepting a lower percentage of the proceeds from our deals, as we attempt to add more merchants to our marketplace. These efforts may prove more difficult than we currently anticipate, and we may not succeed in realizing the benefits of these efforts in a short time frame, or at all. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue, as well as any changes in our mix of sales between our higher and lower margin categories, could prevent us from attaining or increasing, or could reduce, our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
We believe that seasonal fluctuations will continue to impact our cash flows, particularly as a result of the growth of our Goods category. Our operating cash flow for the three months ended March 31, 2014 was adversely impacted by a $23.6 million decrease in accrued merchant and supplier payables, which was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2013. Our operating cash flows have been adversely impacted by lower growth or declines in our Local category in recent periods. We have used the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer our merchants more favorable or accelerated payment terms or our revenue does not grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
Our success is dependent upon our ability to provide a superior mobile experience for our customers, and our customers' continued ability to access our offerings through mobile devices.
In March 2014, 54% of our global transactions were completed on mobile devices. Over 80 million people have downloaded our mobile applications worldwide. In order to continue to grow our mobile transactions, it is critical that our applications work well with a range of mobile technologies, systems, networks and standards. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices or use mobile devices that do not offer access to our mobile applications.

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
We currently use a common technology platform in our North America segment to operate our business and are close to fully implementing this platform in most EMEA counties but have not yet substantially rolled out this platform to the countries in our Rest of World segment. Such changes to our technology platform and related software carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of this process, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our Class A common stock to decline.
We are involved in pending litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
We are involved in litigation regarding, among other matters, patent, consumer, securities and employment issues. Litigation can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding these and other lawsuits in which we are involved, see Note 6 "Commitments and Contingencies" to the condensed consolidated financial statements.
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
We have in the past acquired a number of companies, including Ticket Monster, which we acquired on January 2, 2014 for total consideration of $100.1 million cash and 13,825,283 shares of Class A common stock with an acquisition date fair value of $162.9 million, and Ideeli, which we acquired on January 13, 2014 for total consideration of $42.7 million. We expect to continue to evaluate, consider and potentially consummate a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and minority investments. However, we may be unable to successfully complete potential acquisitions. Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems and exposure to unknown or unforeseen liabilities of acquired companies. We may not realize the anticipated benefits of any or all of our acquisitions and investments, or we may not realize them in the time frame expected. In addition, the integration of an acquisition could divert management's time and the company's resources. If we pay for an acquisition or a minority investment in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock it could be dilutive to our stockholders. Additionally, we do not have the ability to exert control over our joint ventures and minority investments, and therefore we are dependent on others in order to realize their potential benefits.
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
Our responsibilities as a public company may cause us to incur significant costs, divert management's attention and affect our ability to attract and retain qualified board members and executives.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, or the SEC, the Public Company Accounting Oversight Board and the marketplace rules of the NASDAQ stock market. Compliance with these public company requirements has increased and will continue to increase our legal and financial compliance costs and increase demand on our systems and resources. It also may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.
In addition, changing laws, regulations and standards relating to public disclosure and corporate governance are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to our disclosures and to our governance practices. We have invested, and intend to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention away from activities that generate revenue and help grow our business.
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

Pursuant to our publicly announced share repurchase program, we are authorized to repurchase up to $300 million of our outstanding Class A common stock through August 2015 and have approximately $224 million remaining under this authorization as of March 31, 2014. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time.

The concentration of our capital stock ownership with our founders, executive officers, employees and directors and their affiliates will limit stockholders' ability to influence corporate matters.
Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of May 2, 2014, our founders, Eric Lefkofsky, Bradley Keywell and Andrew Mason control 100% of our outstanding Class B common stock and, based on information available to us, approximately 23.9% of our outstanding Class A common stock, representing approximately 50.1% of the voting power of our outstanding capital stock. Messrs. Lefkofsky, Keywell and Mason will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2014, we issued 102,180 shares of Class A common stock to settle liability-classified stock-based compensation awards and contingent consideration.
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
Issuer Purchases of Equity Securities
The Board of Directors has authorized us to purchase up to $300 million of our outstanding Class A common stock through August 2015.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.  We will fund the repurchases through cash on hand and future cash flow.  Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so.
During the three months ended March 31, 2014, we purchased 3,075,700 shares of Class A common stock for an aggregate purchase price of $29.5 million (including fees and commissions) under the share repurchase program. A summary of our Class A common stock repurchases during the three months ended March 31, 2014 under the repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2014	926,000	$11.11	926,000	$243,000,000
February 1-28, 2014	956,700	$9.67	956,700	$234,000,000
March 1-31, 2014	1,193,000	$8.32	1,193,000	$224,000,000
Total	3,075,700	$9.58	3,075,700	$224,000,000
ITEM 5: OTHER INFORMATION
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May 2014.

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