Form 10-Q
period 2014-06-30
Groupon, Inc.
filed 2014-08-06
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number: 1-35335
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
Yes             No  ☒
As of August 1, 2014, there were 666,933,836 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

______________________________________________________

PART I. Financial Information
FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" of our 2013 Annual Report on Form 10-K and Part II, "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$868,088	$1,240,472
Accounts receivable, net	134,127	83,673
Deferred income taxes	30,033	27,938
Prepaid expenses and other current assets	237,092	210,415
Total current assets	1,269,340	1,562,498
Property, equipment and software, net	173,403	134,423
Goodwill	460,972	220,827
Intangible assets, net	136,182	28,443
Investments	23,588	20,652
Deferred income taxes, non-current	45,062	35,941
Other non-current assets	28,892	39,226
Total Assets	$2,137,439	$2,042,010
Liabilities and Equity
Current liabilities:
Accounts payable	$31,002	$27,573
Accrued merchant and supplier payables	803,374	752,943
Accrued expenses	234,355	226,986
Deferred income taxes	48,915	47,558
Other current liabilities	127,434	132,718
Total current liabilities	1,245,080	1,187,778
Deferred income taxes, non-current	12,871	10,853
Other non-current liabilities	148,552	131,697
Total Liabilities	1,406,503	1,330,328
Commitments and contingencies (see Note 6)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 690,335,467 shares issued and 665,598,175 shares outstanding at June 30, 2014 and 670,149,976 shares issued and 665,717,176 shares outstanding at December 31, 2013	69	67
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	1,791,896	1,584,211
Treasury stock, at cost, 24,737,292 shares at June 30, 2014 and 4,432,800 shares at December 31, 2013	(182,046)	(46,587)
Accumulated deficit	(909,540)	(848,870)
Accumulated other comprehensive income	32,712	24,830
Total Groupon, Inc. Stockholders' Equity	733,091	713,651
Noncontrolling interests	(2,155)	(1,969)
Total Equity	730,936	711,682
Total Liabilities and Equity	$2,137,439	$2,042,010

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Third party and other	$405,941	$418,871	$832,370	$857,979
Direct	345,635	189,876	676,843	352,170
Total revenue	751,576	608,747	1,509,213	1,210,149
Cost of revenue:
Third party and other	58,378	55,507	120,729	125,523
Direct	303,336	168,546	612,901	320,923
Total cost of revenue	361,714	224,053	733,630	446,446
Gross profit	389,862	384,694	775,583	763,703
Operating expenses:
Marketing	64,275	55,497	143,199	105,054
Selling, general and administrative	332,844	302,600	657,809	610,806
Acquisition-related expense (benefit), net	597	(815)	2,382	(747)
Total operating expenses	397,716	357,282	803,390	715,113
(Loss) income from operations	(7,854)	27,412	(27,807)	48,590
Other expense, net	(1,023)	(5,579)	(1,863)	(10,662)
(Loss) income before provision for income taxes	(8,877)	21,833	(29,670)	37,928
Provision for income taxes	12,045	27,384	26,615	46,721
Net loss	(20,922)	(5,551)	(56,285)	(8,793)
Net income attributable to noncontrolling interests	(1,953)	(2,023)	(4,385)	(2,773)
Net loss attributable to Groupon, Inc.	$(22,875)	$(7,574)	$(60,670)	$(11,566)

Net loss per share
Basic	$(0.03)	$(0.01)	$(0.09)	$(0.02)
Diluted	$(0.03)	$(0.01)	$(0.09)	$(0.02)

Weighted average number of shares outstanding
Basic	675,538,392	662,361,436	678,958,541	660,580,927
Diluted	675,538,392	662,361,436	678,958,541	660,580,927

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(20,922)	$(5,551)	$(56,285)	$(8,793)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	12,684	10,345	8,072	12,488
Unrealized (loss) gain on available-for-sale debt securities	(73)	(67)	(374)	90
Other comprehensive income	12,611	10,278	7,698	12,578
Comprehensive (loss) income	(8,311)	4,727	(48,587)	3,785
Comprehensive income attributable to noncontrolling interests	(1,872)	(2,314)	(4,201)	(3,023)
Comprehensive (loss) income attributable to Groupon, Inc.	$(10,183)	$2,413	$(52,788)	$762

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Groupon Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2013	672,549,952	$67	$1,584,211	(4,432,800)	$(46,587)	$(848,870)	$24,830	$713,651	$(1,969)	$711,682
Net loss	—	—	—	—	—	(60,670)	—	(60,670)	4,385	(56,285)
Foreign currency translation	—	—	—	—	—		8,256	8,256	(184)	8,072
Unrealized loss on available-for-sale debt securities, net of tax	—	—	—	—	—	—	(374)	(374)	—	(374)
Common stock issued in connection with acquisition of business, net of issuance costs	13,825,283	1	162,704	—	—	—	—	162,705	—	162,705
Shares issued to settle liability-classified awards and contingent consideration	102,180	—	1,041	—	—	—	—	1,041	—	1,041
Exercise of stock options	569,374		626	—	—	—	—	626	—	626
Vesting of restricted stock units	8,107,006	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	333,824	—	2,450	—	—	—	—	2,450	—	2,450
Tax withholdings related to net share settlements of stock-based compensation awards	(2,752,176)	—	(24,070)	—	—	—	—	(24,070)	—	(24,070)
Stock-based compensation on equity-classified awards	—	—	60,498	—	—	—	—	60,498	—	60,498
Excess tax benefits, net of shortfalls, on stock-based compensation awards	—	—	4,437	—	—	—	—	4,437	—	4,437
Purchases of treasury stock	—	—	—	(20,304,492)	(135,459)	—	—	(135,459)	—	(135,459)
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(4,387)	(4,387)
Balance at June 30, 2014	692,735,443	$69	$1,791,896	(24,737,292)	$(182,046)	$(909,540)	$32,712	$733,091	$(2,155)	$730,936

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(56,285)	$(8,793)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, equipment and software	45,159	31,369
Amortization of acquired intangible assets	24,239	10,799
Stock-based compensation	55,384	62,353
Deferred income taxes	516	(566)
Excess tax benefits on stock-based compensation	(9,932)	(3,768)
Loss on equity method investments	368	33
Net gain from changes in fair value of contingent consideration	(39)	(747)
Impairment of cost method investments	588	—
Change in assets and liabilities, net of acquisitions:
Restricted cash	921	3,267
Accounts receivable	(27,265)	(2,941)
Prepaid expenses and other current assets	(5,898)	15,992
Accounts payable	(5,153)	(22,831)
Accrued merchant and supplier payables	(41,945)	(37,975)
Accrued expenses and other current liabilities	(36,881)	(7,237)
Other, net	12,759	13,107
Net cash (used in) provided by operating activities	(43,464)	52,062
Investing activities
Purchases of property and equipment and capitalized software	(47,408)	(28,510)
Acquisitions of businesses, net of acquired cash	(120,749)	(1,469)
Purchases of investments	(4,599)	(13,083)
Settlement of liabilities related to purchase of additional interest in consolidated subsidiary	—	(1,959)
Purchases of intangible assets	(350)	(1,520)
Net cash used in investing activities	(173,106)	(46,541)
Financing activities
Payments for purchases of treasury stock	(135,474)	—
Excess tax benefits on stock-based compensation	9,932	3,768
Taxes paid related to net share settlements of stock-based compensation awards	(24,306)	(16,016)
Common stock issuance costs in connection with acquisition of business	(158)	—
Payments of contingent consideration from acquisitions	—	(30)
Settlements of purchase price obligations related to acquisitions	(3,136)	(5,000)
Proceeds from stock option exercises and employee stock purchase plan	3,076	3,015
Partnership distribution payments to noncontrolling interest holders	(4,093)	(2,815)
Payments of capital lease obligations	(2,086)	(205)
Net cash used in financing activities	(156,245)	(17,283)
Effect of exchange rate changes on cash and cash equivalents	431	(15,516)
Net decrease in cash and cash equivalents	(372,384)	(27,278)
Cash and cash equivalents, beginning of period	1,240,472	1,209,289
Cash and cash equivalents, end of period	$868,088	$1,182,011

Non-cash investing and financing activities
Issuance of common stock in connection with acquisition of business	$162,862	$—
Contingent consideration liabilities incurred in connection with acquisitions	$4,006	$30
Receivable from seller for working capital adjustment in connection with acquisitions	$3,446	$—
Equipment acquired under capital lease obligations	$7,933	$6,482
Shares issued to settle liability-classified awards and contingent consideration	$1,041	$2,263
Liability for purchases of treasury stock	$1,732	$—
Liability for purchase consideration	$359	$—
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	$12,228	$1,660

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
Groupon, Inc. and subsidiaries (the "Company"), which commenced operations in October 2008, operates online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services at a discount. The Company also offers deals on products for which it acts as the merchant of record. Customers can access the Company's deal offerings directly through its websites and mobile applications. The Company also sends emails to its subscribers with deal offerings that are targeted by location and personal preferences.
The Company's operations are organized into three principal segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). See Note 11 "Segment Information."
Unaudited Interim Financial Information
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 20, 2014.
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
2. BUSINESS COMBINATIONS
The Company acquired four businesses during the six months ended June 30, 2014.  These business combinations were accounted for using the acquisition method, and the results of each of those acquired businesses have been included in the condensed consolidated financial statements beginning on the respective acquisition dates. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, and changes to those allocations may occur as a result of final working capital adjustments and 2013 tax return filings. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including growing the Company's merchant and customer base, acquiring assembled workforces, expanding its presence in international markets, expanding and advancing its product offerings and enhancing technology capabilities. The goodwill from these business combinations is generally not deductible for tax purposes.
For the three and six months ended June 30, 2014, $0.6 million and $2.4 million, respectively, of external transaction costs related to business combinations, primarily consisting of legal and advisory fees, are classified within "Acquisition-related expense, net" on the condensed consolidated statements of operations.
LivingSocial Korea, Inc.
On January 2, 2014, the Company acquired all of the outstanding equity interests of LivingSocial Korea, Inc., a Korean corporation and holding company of Ticket Monster Inc. ("Ticket Monster"). Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The primary purpose of this acquisition was to grow the Company's merchant and customer base and expand its presence in the Korean e-commerce market. The aggregate acquisition-date fair value of the consideration transferred for the Ticket Monster acquisition totaled $259.4 million, which consisted of the following (in thousands):

Cash	$99,942
Issuance of 13,825,283 shares of Class A common stock	162,862
Receivable from seller for final working capital adjustment	(3,446)
Total	$259,358
The fair value of the Class A Common Stock issued as consideration was measured based on the stock price upon closing of the transaction on January 2, 2014.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the allocation of the aggregate acquisition price of the Ticket Monster acquisition (in thousands):

Cash and cash equivalents	$24,768
Accounts receivable	15,832
Deferred income taxes	1,264
Prepaid expenses and other current assets	829
Property, equipment and software	5,944
Goodwill	220,592
Intangible assets:(1)
Subscriber relationships	57,022
Merchant relationships	32,176
Developed technology	571
Trade name	19,325
Other non-current assets	3,033
Total assets acquired	$381,356
Accounts payable	$5,951
Accrued merchant and supplier payables	82,934
Accrued expenses	22,700
Other current liabilities	3,482
Deferred income taxes, non-current	1,264
Other non-current liabilities	5,667
Total liabilities assumed	$121,998
Total acquisition price	$259,358

(1)	The acquired intangible assets have estimated useful lives of between 2 and 5 years.
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

Cash	$42,339
Liability for purchase consideration	359
Total	$42,698

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the allocation of the aggregate acquisition price of the Ideeli acquisition (in thousands):

Cash and cash equivalents	$79
Accounts receivable	988
Deferred income taxes	572
Prepaid expenses and other current assets	22,081
Property, equipment and software	8,173
Goodwill	5,379
Intangible assets:(1)
Subscriber relationships	5,490
Brand relationships	7,100
Trade name	4,500
Deferred income taxes, non-current	7,753
Total assets acquired	$62,115
Accounts payable	$1,640
Accrued supplier payables	4,092
Accrued expenses	9,118
Other current liabilities	482
Deferred income taxes, non-current	332
Other non-current liabilities	3,753
Total liabilities assumed	$19,417
Total acquisition price	$42,698

(1)	The acquired intangible assets have estimated useful lives of between 3 and 5 years.
Other Acquisitions
The Company acquired two other businesses during the six months ended June 30, 2014. The primary purpose of these acquisitions was to acquire an experienced workforce, expand and advance product offerings and enhance technology capabilities. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $7.5 million, which consisted of the following (in thousands):

Cash	$3,477
Contingent consideration	4,006
Total	$7,483

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the allocation of the aggregate purchase price of these other acquisitions (in thousands):

Net working capital (including acquired cash of $0.2 million)	$(52)
Goodwill	6,261
Intangible assets: (1)
Subscriber relationships	560
Merchant relationships	579
Developed technology	568
Deferred income taxes, non-current	(433)
Total acquisition price	$7,483

(1)	Acquired intangible assets have estimated useful lives of between 3 and 5 years.
Pro forma results of operations presented below do not include the results of these other acquisitions because the effects of these acquisitions, individually and in the aggregate, were not material to the Company's condensed consolidated results of operations.
Pro Forma Financial Information
     The following unaudited pro forma information presents the combined operating results of the Company for the three and six months ended June 30, 2013, as if the Company had acquired Ticket Monster and Ideeli as of January 1, 2013 (in thousands). Pro forma results of operations have not been presented for the six months ended June 30, 2014, because the operating results of Ticket Monster and Ideeli from January 1, 2014 through their respective acquisition dates were not material to the Company's consolidated results of operations for the six months ended June 30, 2014. The underlying pro forma results include the historical financial results of the Company and these two acquired businesses adjusted for depreciation and amortization expense associated with the assets acquired. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and the acquired entities. Accordingly, these unaudited pro forma results are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred as of January 1, 2013, nor are they indicative of future results of operations.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenue	$654,661	$1,306,761
Net loss	(28,508)	(56,932)
     The revenue and net loss of Ticket Monster included in our condensed consolidated statements of operations were $35.4 million and $10.2 million for the three months ended June 30, 2014, respectively, and $64.6 million and $23.8 million for the six months ended June 30, 2014, respectively. The revenue and net loss of Ideeli included in our condensed consolidated statements of operations were $21.6 million and $0.7 million for the three months ended June 30, 2014, respectively, and $37.5 million and $3.2 million for the six months ended June 30, 2014, respectively.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the six months ended June 30, 2014 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	North America	EMEA	Rest of World	Consolidated
Balance as of December 31, 2013	$85,457	$115,669	$19,701	$220,827
Goodwill related to acquisitions	11,640	—	220,592	232,232
Other adjustments(1)	115	(881)	8,679	7,913
Balance as of June 30, 2014	$97,212	$114,788	$248,972	$460,972

(1)	Includes changes in foreign exchange rates for goodwill and purchase accounting adjustments.
The following tables summarize the Company's other intangible assets (in thousands):

	June 30, 2014
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$110,648	$42,068	$68,580
Merchant relationships	42,551	14,253	28,298
Trade names	31,265	9,155	22,110
Developed technology	24,227	21,577	2,650
Brand relationships	7,690	701	6,989
Other intangible assets	17,162	9,607	7,555
Total	$233,543	$97,361	$136,182

	December 31, 2013
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$45,541	$30,866	$14,675
Merchant relationships	9,186	7,991	1,195
Trade names	6,739	6,739	—
Developed technology	23,038	19,547	3,491
Other intangible assets	16,776	7,694	9,082
Total	$101,280	$72,837	$28,443
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets was $11.6 million and $5.2 million for the three months ended June 30, 2014 and 2013, respectively, and $24.2 million and $10.8 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2014	$23,256
2015	40,691
2016	34,170
2017	19,252
2018	18,741
Thereafter	72
Total	$136,182

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	June 30, 2014	Percent Ownership of Voting Stock			December 31, 2013	Percent Ownership of Voting Stock
Cost and equity method investments:
Cost method investments	$15,092	6%	to	19%	$15,788	6%	to	19%
Equity method investments	1,322	21%	to	50%	1,690	21%	to	50%
Total cost and equity method investments	16,414				17,478
Available-for-sale securities:
Convertible debt securities	2,630				3,174
Redeemable preferred shares	4,544	19%	to	23%	—	19%
Total available-for-sale securities	7,174				3,174
Total investments	$23,588				$20,652
In February 2014, the Company acquired redeemable preferred shares in an online home services company for $4.6 million. The shares are accounted for as available-for-sale securities.
The following table summarizes the amortized cost, gross unrealized loss and fair value of the Company's available-for-sale securities as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Convertible debt securities	$3,370	$(740)	$2,630	$3,370	$(196)	$3,174
Redeemable preferred shares	4,599	(55)	4,544	—	—	—
Total available-for-sale securities	$7,969	$(795)	$7,174	$3,370	$(196)	$3,174
The Company's investments in available-for-sale securities have been in an unrealized loss position for less than one year as of June 30, 2014.
Other-Than-Temporary Impairment
An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. The Company conducts reviews of all of its investments with unrealized losses on a quarterly basis to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and the Company's strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, the Company considers whether it intends to sell the investment or whether it is more likely than not that it will be required to sell the investment before recovery of its amortized cost basis. Investments with unrealized losses that are determined to be other-than-temporary are written down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are not recorded for cost method investments and equity method investments, while such losses are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities. The Company's investment in Life Media Limited ("F-

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

tuan"), an entity with operations based in China, was written down to zero through an other-than-temporary impairment charge as of December 31, 2013, and continues to have an estimated fair value of zero as of June 30, 2014.
5. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other expense, net for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$418	$441	$796	$870
Interest expense	(134)	(101)	(221)	(158)
Impairment of investments	(191)	—	(588)	—
Loss on equity method investments	(420)	(14)	(368)	(33)
Foreign exchange and other	(696)	(5,905)	(1,482)	(11,341)
Other expense, net	$(1,023)	$(5,579)	$(1,863)	$(10,662)
The following table summarizes the Company's prepaid expenses and other current assets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Current portion of unamortized tax effects on intercompany transactions	$26,819	$28,502
Finished goods inventories	55,452	57,097
Prepaid expenses	48,094	29,404
Restricted cash	21,702	14,579
VAT and income taxes receivable	60,757	52,960
Prepaid marketing	14,444	17,301
Other	9,824	10,572
Total prepaid expenses and other current assets	$237,092	$210,415

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's accrued merchant and supplier payables as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Accrued merchant payables	$623,204	$518,233
Accrued supplier payables(1)	180,170	234,710
Total accrued merchant and supplier payables	$803,374	$752,943

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes the Company's accrued expenses as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Marketing	$12,609	$12,001
Refunds reserve	32,279	38,597
Payroll and benefits	67,526	64,966
Customer credits	48,666	44,728
Professional fees	22,204	24,670
Other	51,071	42,024
Total accrued expenses	$234,355	$226,986
The following table summarizes the Company's other current liabilities as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Income taxes payable	$20,082	$21,994
VAT payable	33,999	37,627
Sales taxes payable	5,535	10,412
Deferred revenue	49,534	47,259
Other	18,284	15,426
Total other current liabilities	$127,434	$132,718
The following table summarizes the Company's other non-current liabilities as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Long-term tax liabilities	$110,300	$109,286
Deferred rent	12,532	9,148
Other	25,720	13,263
Total other non-current liabilities	$148,552	$131,697

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the components of accumulated other comprehensive income as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Foreign currency translation adjustments	$33,208	$24,952
Unrealized loss on available-for-sale securities, net of tax	(496)	(122)
Accumulated other comprehensive income	$32,712	$24,830
6. COMMITMENTS AND CONTINGENCIES
Except for commitments under operating leases that were assumed in connection with the Ticket Monster and Ideeli acquisitions, as described in Note 2, "Business Combinations," the Company's commitments as of June 30, 2014 did not materially change from the amounts set forth in its 2013 Annual Report on Form 10-K. As of June 30, 2014, estimated future payments under operating leases assumed in connection with the Ticket Monster and Ideeli acquisitions for each of the next five years and thereafter are as follows (in thousands):

Operating leases
2014	$2,735
2015	5,243
2016	5,034
2017	4,418
2018	2,631
Thereafter	11,110
Total minimum lease payments	$31,171
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
On February 8, 2012, the Company issued a press release announcing its expected financial results for the fourth quarter of 2011.  After finalizing its year-end financial statements, the Company announced on March 30, 2012 revised financial results, as well as a material weakness in its internal control over financial reporting related to deficiencies in its financial statement close process.  The revisions resulted in a reduction to fourth quarter 2011 revenue of $14.3 million. The revisions also resulted in an increase to fourth quarter operating expenses that reduced operating income by $30.0 million, net income by $22.6 million and earnings per share by $0.04.  Following this announcement, the Company and several of its current and former directors and officers were named as parties to the following outstanding securities and stockholder derivative lawsuits all arising out of the same alleged events and facts.
The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  Originally filed in April 2012, the case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. The complaint asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Allegations in the consolidated amended complaint include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued earnings release dated February 8, 2012.  The putative class action lawsuit seeks an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  The plaintiff filed an amended motion for class certification on December 4, 2013.  On March 18, 2014, the court entered a scheduling order setting deadlines for fact discovery by March 13, 2015, expert discovery by August 31, 2015, and dispositive motions by October 30, 2015. On May 2, 2014, defendants filed a motion requesting exclusion of the opinions of plaintiff’s proposed market efficiency expert in resolving the motion for class certification. The hearing on the motion to exclude plaintiff’s expert is scheduled for September 11, 2014.

In addition, federal and state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  The federal purported stockholder derivative lawsuit was originally filed in April 2012 and a consolidated stockholder derivative complaint, filed on July 30, 2012, is currently pending in the United States District Court for the Northern District of Illinois: In re Groupon Derivative Litigation.  Plaintiffs assert claims for breach of fiduciary duty and abuse of control.  The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. The state derivative complaints generally allege that the defendants breached their fiduciary duties by purportedly mismanaging the Company's business by, among other things, failing to utilize proper accounting controls and, in the case of one of the state derivative lawsuits, by engaging in alleged insider trading of the Company's Class A common stock and misappropriating information.  In addition, one state derivative case asserts a claim for unjust enrichment.  The derivative lawsuits purport to seek to recoup for the Company an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On June 20, 2012, the Company and the individual defendants filed a motion requesting that the court stay the consolidated federal derivative action pending resolution of the consolidated federal class actions.  On July 31, 2012, the court granted defendants' motion in part, and stayed the consolidated federal derivative action pending a separate resolution of upcoming motions to dismiss in the consolidated federal class actions.  On June 15, 2012, the state plaintiffs filed a motion to consolidate the state derivative actions, which was granted on July 2, 2012, and on July 5, 2012, the plaintiffs filed a motion for appointment of co-lead plaintiffs and co-lead counsel, which was granted on July 27, 2012.  No consolidated complaint has been filed in the state derivative action. On September 14, 2012, the court granted a motion filed by the parties requesting that the court stay the state derivative actions pending the federal court's resolution of anticipated motions to dismiss in the consolidated federal class action.  On April 18, 2013, the state court appointed a lead plaintiff and approved its selection of lead counsel and local counsel for the purported class. Following entry of the court's order denying defendants' motions to dismiss in In re Groupon Securities Litigation, the courts in both the state and federal derivative actions granted motions requesting that the respective courts extend the litigation stays currently in place pending further developments in In re Groupon, Inc. Securities Litigation.
The Company intends to defend all of the securities and stockholder derivative lawsuits vigorously.
In 2010, the Company was named as a defendant in a series of class actions that came to be consolidated into a single case in the U.S. District Court for the Southern District of California.  The consolidated case is referred to as In re Groupon Marketing and Sales Practices Litigation. The Company denies liability, but the parties agreed to settle the litigation for $8.5 million before any determination had been made on the merits or with respect to class certification.  Because the case had been filed as a class action, the parties were required to provide proper notice and obtain court approval for the settlement. During that process, certain individuals asserted various objections to the settlement.  The parties to the case opposed the objections and on December 14, 2012, the district court approved the settlement over the various objections.
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
In addition, third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their intellectual property rights. The Company is subject to intellectual property disputes, and expects that it will

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

increasingly be subject to intellectual property infringement claims as its services expand in scope and complexity. The Company has in the past litigated such claims, and several of these claims are currently pending. The Company may also become more vulnerable to third party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and as the Company becomes subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. The Company believes that additional lawsuits alleging that it has violated patent, copyright or trademark laws will be filed against it. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in the Company's methods of doing business, or could require it to enter into costly royalty or licensing agreements.
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
The Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and estimable. This accrual represents management's best estimate of probable loss and in such cases, there may be an exposure to loss in excess of the amounts accrued. For each matter described above, there is inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim. In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Currently, the Company is unable to reasonably estimate the amount of reasonably possible losses in excess of the amounts accrued for the securities and stockholder derivative lawsuits. For the remaining matters described above, the Company believes that the amount of reasonably possible losses in excess of the amounts accrued would not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. The Company's accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse of favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Common Stock
The Company's Certification of Incorporations authorizes three classes of common stock: Class A common stock, Class B common stock and common stock. No shares of common stock will be issued or outstanding until October 31, 2016, at which time all outstanding shares of Class A common stock and Class B common stock will automatically convert into shares of common stock. In addition, the Company's Certification of Incorporation authorizes shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by the Board.
Share Repurchase Programs
The Board has authorized the Company to purchase up to $300 million of its outstanding Class A common stock through August 2015. The timing and amount of any share repurchases is determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. During the three and six months ended June 30, 2014, the Company purchased 17,228,792 shares and 20,304,492 shares, respectively, of Class A common stock for an aggregate purchase price of $106.0 million and $135.5 million (including fees and commissions), respectively, under the share repurchase program. As of June 30, 2014, up to $118.0 million of Class A common stock remains available for repurchase under the share repurchase program.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of June 30, 2014, 46,569,481 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense of $31.7 million and $32.4 million for the three months ended June 30, 2014 and 2013, respectively, and $55.4 million and $62.4 million for the six months ended June 30, 2014 and 2013, respectively, related to stock awards issued under the Plans, acquisition-related awards and subsidiary awards. The Company also capitalized $2.8 million and $2.1 million of stock-based compensation for the three months ended June 30, 2014 and 2013, respectively, and $5.1 million and $4.7 million of stock-based compensation for the six months ended June 30, 2014 and 2013, respectively, in connection with internally-developed software.
As of June 30, 2014, a total of $240.5 million of unrecognized compensation costs related to unvested stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted average period of 1.4 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the six months ended June 30, 2014 and 2013, 333,824 and 271,402 shares of common stock were issued under the ESPP, respectively.
Stock Options
The table below summarizes the stock option activity for the six months ended June 30, 2014:

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2013	3,355,054	$1.11	6.04	$35,742
Exercised	(569,374)	$1.10
Forfeited	(11,710)	$2.27
Outstanding at June 30, 2014	2,773,970	$1.10	5.53	$15,320

Exercisable at June 30, 2014	2,686,103	$1.05	5.51	$14,971

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of June 30, 2014 and December 31, 2013, respectively.

Restricted Stock Units
The table below summarizes activity regarding unvested restricted stock units under the Plans for the six months ended June 30, 2014:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2013	41,648,055	$8.06
Granted	18,257,977	$8.17
Vested	(8,107,006)	$7.71
Forfeited	(7,556,342)	$8.21
Unvested at June 30, 2014	44,242,684	$8.17
Performance Share Units
The Company completed its acquisition of Ticket Monster on January 2, 2014, as described in Note 2 "Business Combinations," and approximately 2,000,000 performance share units were granted to certain key employees of that subsidiary. The vesting of these awards into shares of the Company's Class A common stock is contingent upon the subsidiary's achievement of specified financial targets over three annual performance periods for the years ending December 31, 2014, 2015 and 2016 and is subject to continued employment at the end of each performance period. If the financial targets for a performance period are not achieved, no shares will be issued for that performance period. The grant date fair value of the performance share units was $8.07 per share.
Restricted Stock Awards
The Company has granted restricted stock awards in connection with prior period business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service periods.
The table below summarizes activity regarding unvested restricted stock for the six months ended June 30, 2014:

	Restricted Stock	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2013	97,677	$14.00
Vested	(47,299)	$14.37
Forfeited	(7,693)	$17.07
Unvested at June 30, 2014	42,685	$15.84

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended June 30, 2014, the Company recorded income tax expense of $12.0 million on pre-tax losses of $8.9 million, for an effective tax rate of (135.7)%. For the three months ended June 30, 2013, the Company recorded income tax expense of $27.4 million on pre-tax income of $21.8 million, for an effective tax rate of 125.4%.
For the six months ended June 30, 2014, the Company recorded income tax expense of $26.6 million on pre-tax losses of $29.7 million, for an effective tax rate of (89.7)%. For the six months ended June 30, 2013, the Company recorded income tax expense of $46.7 million on pre-tax income of $37.9 million, for an effective tax rate of 123.2%.
The Company's U.S. statutory rate is 35%. The most significant factors impacting the effective tax rate for the three and six months ended June 30, 2014 and 2013 were losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
The Company is subject to income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of these audits. As of June 30, 2014, the Company believes that it is reasonably possible that a change of up to $48.0 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
As of June 30, 2014, the unamortized tax effects of intercompany transactions of $26.8 million and $6.8 million are included within "Prepaid expenses and other current assets" and "Other non-current assets," respectively, on the condensed consolidated balance sheet. As of December 31, 2013, unamortized tax effects of intercompany transactions of $28.5 million and $20.4 million are included within "Prepaid expenses and other current assets" and "Other non-current assets," respectively, on the condensed consolidated balance sheet. As of June 30, 2014, the estimated future amortization of the tax effects of intercompany transactions to income tax expense is $13.4 million for the remainder of 2014 and $20.2 million for 2015. These amounts exclude the benefits, if any, for tax deductions in other jurisdictions that the Company may be entitled to as a result of the related intercompany transactions.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Contingent consideration - The Company has contingent obligations to transfer cash payments to the former owners in conjunction with certain acquisitions if specified financial results are met over future reporting periods. Liabilities for contingent consideration (i.e., earn-outs) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value are recorded in earnings within "Acquisition-related expense (benefit), net" on the condensed consolidated statements of operations.
The Company uses an income approach to value contingent consideration liabilities, which is determined based on the present value of probability-weighted future cash flows. The Company has generally classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum cash payout of $7.3 million as of June 30, 2014.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$500,558	$500,558	$—	$—
Available-for-sale securities:
Convertible debt securities	$2,630	$—	$—	$2,630
Redeemable preferred shares	$4,544	$—	$—	$4,544

Liabilities:
Contingent consideration	$4,006	$—	$—	$4,006

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,514	$585,514	$—	$—
Available-for-sale securities:
Convertible debt securities	$3,174	$—	$—	$3,174
Redeemable preferred shares	$—	$—	$—	$—

Liabilities:
Contingent consideration	$606	$—	$—	$606

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Assets
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$2,693	$3,341	$3,174	$3,087
Total (losses) gains included in other comprehensive (loss) income	(63)	(108)	(544)	146
Ending Balance	$2,630	$3,233	$2,630	$3,233
Unrealized (losses) gains still held(1)	$(63)	$(108)	$(544)	$146
Redeemable preferred shares(2):
Beginning Balance	$4,599	$42,539	$—	$42,539
Purchase of redeemable preferred shares	—	—	4,599	—
Total (losses) gains included in other comprehensive (loss) income	(55)	—	(55)	—
Ending Balance	$4,544	$42,539	$4,544	$42,539
Unrealized (losses) gains still held(1)	$(55)	$—	$(55)	$—

Liabilities
Contingent Consideration:
Beginning Balance	$—	$7,699	$606	$7,601
Issuance of contingent consideration in connection with acquisitions	4,006	—	4,006	30
Settlements of contingent consideration liabilities	—	(30)	(424)	(30)
Reclass to non-fair value liabilities when no longer contingent	—	—	(143)	—
Total (gains) losses included in earnings(3)	—	(815)	(39)	(747)
Ending Balance	$4,006	$6,854	$4,006	$6,854
Unrealized (gains) losses still held(1)	$—	$(815)	$—	$(747)

(1)
Represents the unrealized losses or gains recorded in earnings or other comprehensive (loss) income during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(2)
For the three and six months ending June 30, 2013, the Company's investments in Life Media Limited (F-tuan) preferred shares were previously classified as cost method investments and have been reclassified to the available-for-sale category in this table. The balance as of June 30, 2013 represents the Company’s investments in F-tuan preferred shares, which were written down to zero through an other-than-temporary impairment charge as of December 31, 2013 and continue to have an estimated fair value of zero as of June 30, 2014. The $4.5 million balance as of June 30, 2014 represents the Company's investment in the preferred shares of an online home services company during the current period, as described in Note 4 "Investments."

(3)	Changes in the fair value of contingent consideration liabilities are classified within "Acquisition-related expense (benefit), net" on the condensed consolidated statements of operations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition during the three and six months ended June 30, 2014 and 2013.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the condensed consolidated financial statements (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$15,092	$17,593	$15,788	$15,573
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
The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of June 30, 2014 and December 31, 2013 due to their short term nature.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted loss per share of Class A and Class B common stock for the three and six months ended June 30, 2014 and 2013 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator
Allocation of net loss	$(20,847)	$(75)	$(5,530)	$(21)	$(56,085)	$(200)	$(8,761)	$(32)
Less: Allocation of net income attributable to noncontrolling interests	1,946	7	2,016	7	4,369	16	2,763	10
Allocation of net loss attributable to common stockholders	$(22,793)	$(82)	$(7,546)	$(28)	$(60,454)	$(216)	$(11,524)	$(42)
Denominator
Weighted-average common shares outstanding	673,138,416	2,399,976	659,961,460	2,399,976	676,558,565	2,399,976	658,180,951	2,399,976
Basic loss per share	$(0.03)	$(0.03)	$(0.01)	$(0.01)	$(0.09)	$(0.09)	$(0.02)	$(0.02)

Diluted loss per share:
Numerator
Allocation of net loss attributable to common stockholders	$(22,793)	$(82)	$(7,546)	$(28)	$(60,454)	$(216)	$(11,524)	$(42)
Reallocation of net income attributable to common stockholders as a result of conversion of Class B(1)	—	—	—	—	—	—	—	—
Allocation of net loss attributable to common stockholders	$(22,793)	$(82)	$(7,546)	$(28)	$(60,454)	$(216)	$(11,524)	$(42)
Denominator
Weighted-average common shares outstanding used in basic computation	673,138,416	2,399,976	659,961,460	2,399,976	676,558,565	2,399,976	658,180,951	2,399,976
Conversion of Class B(1)	—	—	—	—	—	—	—	—
Employee stock options(1)	—	—	—	—	—	—	—	—
Restricted shares and RSUs(1)	—	—	—	—	—	—	—	—
Weighted-average diluted shares outstanding(1)	673,138,416	2,399,976	659,961,460	2,399,976	676,558,565	2,399,976	658,180,951	2,399,976
Diluted loss per share	$(0.03)	$(0.03)	$(0.01)	$(0.01)	$(0.09)	$(0.09)	$(0.02)	$(0.02)

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted loss per share calculation for the three and six months ended June 30, 2014 and 2013 because the effect would be antidilutive.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following outstanding equity awards are not included in the diluted loss per share calculation above because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	2,871,939	6,268,708	3,052,703	6,851,765
Restricted stock units	43,983,986	42,601,423	42,075,003	37,075,549
Restricted stock	62,158	302,715	69,583	427,506
ESPP shares	697,244	550,165	560,058	559,170
Total	47,615,327	49,723,011	45,757,347	44,913,990
In addition to the antidilutive awards as set forth in the table above, the Company also granted approximately 2,000,000 performance share units in connection with its acquisition of Ticket Monster during the six months ended June 30, 2014. Contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. These outstanding performance share units have been excluded from the table above for the six months ended June 30, 2014 as the performance conditions would not have been satisfied as of the end of the period.
11. SEGMENT INFORMATION
The company organizes its operations into three principal segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). Segment operating results reflect earnings before stock-based compensation, acquisition-related expense (benefit), net, other income (expense), net and provision for income taxes. Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by the Company's chief operating decision-maker in assessing performance and allocating resources.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Revenue and profit or loss information by reportable segment reconciled to consolidated net loss for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
North America
Revenue(1)	$423,931	$377,182	$854,993	$716,736
Segment cost of revenue and operating expenses(2)	409,386	328,674	829,063	626,862
Segment operating income(2)	14,545	48,508	25,930	89,874
EMEA
Revenue(3)	227,690	159,962	458,583	343,760
Segment cost of revenue and operating expenses(2)	199,981	135,254	411,951	284,876
Segment operating income(2)	27,709	24,708	46,632	58,884
Rest of World
Revenue	99,955	71,603	195,637	149,653
Segment cost of revenue and operating expenses(2)	117,811	85,776	238,240	188,215
Segment operating loss(2)	(17,856)	(14,173)	(42,603)	(38,562)
Consolidated
Revenue	751,576	608,747	1,509,213	1,210,149
Segment cost of revenue and operating expenses(2)	727,178	549,704	1,479,254	1,099,953
Segment operating income(2)	24,398	59,043	29,959	110,196
Stock-based compensation	31,655	32,446	55,384	62,353
Acquisition-related expense (benefit), net	597	(815)	2,382	(747)
(Loss) income from operations	(7,854)	27,412	(27,807)	48,590
Other expense, net	(1,023)	(5,579)	(1,863)	(10,662)
(Loss) income before provision for income taxes	(8,877)	21,833	(29,670)	37,928
Provision for income taxes	12,045	27,384	26,615	46,721
Net loss	$(20,922)	$(5,551)	$(56,285)	$(8,793)

(1)
North America includes revenue from the United States of $413.2 million and $363.8 million for the three months ended June 30, 2014 and 2013, respectively, and $833.1 million and $690.6 million for the six months ended June 30, 2014 and 2013, respectively.

(2)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related expense (benefit), net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The following table summarizes the Company's stock-based compensation expense and acquisition-related expense (benefit), net by reportable segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$26,206	$597	$25,610	$(523)	$45,686	$2,238	$48,412	$(380)
EMEA	2,227	—	3,331	(292)	4,500	144	6,466	(367)
Rest of World	3,222	—	3,505	—	5,198	—	7,475	—
Consolidated	$31,655	$597	$32,446	$(815)	$55,384	$2,382	$62,353	$(747)
Acquisition-related expense (benefit), net for the North America segment includes acquisition costs and gains and losses relating to contingent consideration obligations incurred by U.S. legal entities relating to purchases of businesses that became part of the EMEA and Rest of World segments, which is consistent with the attribution used for internal reporting purposes.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(3)
Beginning in September 2013, direct revenue transactions in the EMEA Goods category have been transacted through a Switzerland-based subsidiary. As a result, EMEA includes revenue from Switzerland of $102.4 million and $194.3 million for the three and six months ended June 30, 2014, respectively.

The following table summarizes the Company's total assets by reportable segment as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
North America (1)	$1,011,970	$1,267,158
EMEA	574,850	616,126
Rest of World (1)	550,619	158,726
Consolidated total assets	$2,137,439	$2,042,010

(1)
North America contains assets from the United States of $977.4 million and $1,231.3 million as of June 30, 2014 and December 31, 2013, respectively. Rest of World contains assets from the Republic of Korea, including those assets acquired as a part of our acquisition of Ticket Monster described in Note 2 "Business Combinations," of $399.4 million as of June 30, 2014. There were no other individual countries that represented more than 10% of consolidated total assets as of June 30, 2014 and December 31, 2013, respectively.

Category Information
The Company offers goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). The Company also earns advertising revenue, payment processing revenue, point of sale revenue, reservation revenue and commission revenue. Revenue and gross profit from these other sources were previously considered to be distinct from our primary categories and were aggregated with revenue and gross profit from Travel, our smallest category. In recent periods, these other revenue sources have been increasingly viewed by management as a component of the Local category, as they are primarily generated through the Company's relationships with local and national merchants. Accordingly, the Company has updated its presentation of category information in the current period to include other revenue and gross profit within the Local category in the tables below, and the prior period category information has been retrospectively adjusted to conform to the current period presentation.
The following table summarizes the Company's third party and other and direct revenue by category for its three reportable segments for the three months ended June 30, 2014 and 2013 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$164,500	$176,684	$96,485	$110,229	$42,711	$43,849	$303,696	$330,762
Direct	—	693	—	—	—	—	—	693
Total	164,500	177,377	96,485	110,229	42,711	43,849	303,696	331,455

Goods:
Third party	1,399	4,651	16,845	32,938	38,697	14,985	56,941	52,574
Direct	240,227	181,377	98,568	2,181	6,840	5,625	345,635	189,183
Total	241,626	186,028	115,413	35,119	45,537	20,610	402,576	241,757

Travel:
Third party	17,805	13,777	15,792	14,614	11,707	7,144	45,304	35,535

Total revenue	$423,931	$377,182	$227,690	$159,962	$99,955	$71,603	$751,576	$608,747

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's third party and other and direct revenue by category for its three reportable segments for the six months ended June 30, 2014 and 2013 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$341,747	$348,978	$205,605	$221,818	$86,525	$89,263	$633,877	$660,059
Direct	—	693	—	—	—	—	—	693
Total	341,747	349,671	205,605	221,818	86,525	89,263	633,877	660,752

Goods:
Third party	2,720	7,795	34,320	78,813	74,872	33,047	111,912	119,655
Direct	476,341	329,442	187,982	9,632	12,520	12,403	676,843	351,477
Total	479,061	337,237	222,302	88,445	87,392	45,450	788,755	471,132

Travel:
Third party	34,185	29,828	30,676	33,497	21,720	14,940	86,581	78,265

Total revenue	$854,993	$716,736	$458,583	$343,760	$195,637	$149,653	$1,509,213	$1,210,149

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events.
The following table summarizes the Company's gross profit by category for its three reportable segments for the three months ended June 30, 2014 and 2013 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$142,674	$155,671	$90,373	$99,318	$35,618	$35,885	$268,665	$290,874
Direct	—	57	—	—	—	—	—	57
Total	142,674	155,728	90,373	99,318	35,618	35,885	268,665	290,931

Goods:
Third party	1,128	4,129	14,990	28,233	24,599	9,416	40,717	41,778
Direct	21,833	22,848	20,442	(1,125)	24	(450)	42,299	21,273
Total	22,961	26,977	35,432	27,108	24,623	8,966	83,016	63,051

Travel:
Third party	14,365	11,881	14,894	13,105	8,922	5,726	38,181	30,712

Total gross profit	$180,000	$194,586	$140,699	$139,531	$69,163	$50,577	$389,862	$384,694

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's gross profit by category for its three reportable segments for the six months ended June 30, 2014 and 2013 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$295,296	$302,050	$190,439	$196,707	$70,366	$75,375	$556,101	$574,132
Direct	—	57	—	—	—	—	—	57
Total	295,296	302,107	190,439	196,707	70,366	75,375	556,101	574,189

Goods:
Third party	2,288	6,798	30,712	68,228	48,115	15,977	81,115	91,003
Direct	33,277	32,635	32,022	(1,146)	(1,357)	(299)	63,942	31,190
Total	35,565	39,433	62,734	67,082	46,758	15,678	145,057	122,193

Travel:
Third party	28,807	25,402	28,563	29,463	17,055	12,456	74,425	67,321

Total gross profit	$359,668	$366,942	$281,736	$293,252	$134,179	$103,509	$775,583	$763,703

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12. SUBSEQUENT EVENTS
On August 1, 2014, the Company entered into a three-year senior secured revolving credit agreement (the "Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million. Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the Credit Agreement) plus an additional margin ranging between 0.25% and 2.00%. The Company is required to pay quarterly commitment fees ranging from 0.20% to 0.35% per annum of the average daily amount available under the Credit Agreement. The Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $250.0 million.
The Credit Agreement is secured by substantially all of the Company's and its subsidiaries' tangible and intangible assets, including a pledge of 100% of the outstanding capital stock of substantially all of its direct and indirect domestic subsidiaries and 65% of the shares or equity interests of first-tier foreign subsidiaries and each U.S. entity whose assets substantially consist of capital stock and/or intercompany debt of one or more foreign subsidiaries, subject to certain exceptions. Certain of the Company’s domestic subsidiaries are guarantors under the Credit Agreement.
The Credit Agreement contains various customary restrictive covenants that limit the Company’s ability to, among other things: incur additional indebtedness; enter into sale or leaseback transactions; make investments, loans or advances; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Credit Agreement requires the Company to maintain compliance with specified financial covenants, comprised of a minimum fixed charge coverage ratio, a maximum leverage ratio, and a minimum liquidity ratio, each as set forth in the Credit Agreement. The Company is also required to maintain, as of the last day of each fiscal quarter, unrestricted cash of at least $400.0 million, including $200.0 million in accounts held with lenders under the Credit Agreement or their affiliates. Non-compliance with these covenants may result in termination of the commitments under the Credit Agreement and any then outstanding borrowings may be declared due and payable immediately. The Company has the right to terminate the Credit Agreement or reduce the available commitments at any time. No borrowings are currently outstanding under the Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Current and potential customers are able to access our deal offerings directly through our websites and mobile applications. We also send emails to our subscribers each day with deal offerings that are targeted by location and personal preferences. We offer deals in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). In our Goods category, through which we offer deals on merchandise, we often act as the merchant of record, particularly for deals in North America and for deals in EMEA, which is comprised of Europe, Middle East and Africa, beginning in September 2013. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchants, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer, excluding applicable taxes and net of estimated refunds. We generated revenue of $751.6 million during the three months ended June 30, 2014, as compared to $608.7 million during the three months ended June 30, 2013. We generated revenue of $1,509.2 million during the six months ended June 30, 2014, as compared to $1,210.1 million during the six months ended June 30, 2013.
Our operations are organized into three principal segments: North America, EMEA and the remainder of our international operations ("Rest of World"). See Note 11 "Segment Information" for further information. For the three months ended June 30, 2014, we derived 56.4% of our revenue from our North America segment, 30.3% of our revenue from our EMEA segment and 13.3% of our revenue from our Rest of World segment. For the six months ended June 30, 2014, we derived 56.7% of our revenue from our North America segment, 30.4% of our revenue from our EMEA segment and 12.9% of our revenue from our Rest of World segment.
We have an accumulated deficit of $909.5 million as of June 30, 2014. Since our inception, we have made substantial investments in infrastructure and marketing to increase subscriber acquisition and customer activation. In particular, our significant net losses in previous years were driven in part by the rapid expansion of our EMEA and Rest of World segments, which involved investing heavily in upfront marketing, sales and infrastructure related to the build out of our operations in early stage countries.
On January 2, 2014, we acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster Inc. ("Ticket Monster"), for an aggregate acquisition price of $259.4 million, after closing working capital adjustments, of which $99.9 million was paid in cash and the balance was paid in our Class A common stock. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster are reported within our Rest of World segment for the three and six months ended June 30, 2014. On January 13, 2014, we acquired all of the outstanding equity interests of Ideeli, Inc. ("Ideeli"), a fashion flash site based in the United States, for an aggregate acquisition price of $42.7 million in cash. Ideeli is focused on women's fashion apparel, accessories and home decor, and the operations of Ideeli are reported within our North America segment for the three and six months ended June 30, 2014.
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

•
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that comprises net income (loss) excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and acquisition-related expense (benefit), net. We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Adjusted EBITDA is a meaningful measure for evaluating our operating performance. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

•
Free cash flow. Free cash flow is a non-GAAP financial measure that comprises net cash (used in) provided by operating activities less purchases of property and equipment and capitalized software. We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

The following table presents the above Financial Metrics for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross billings	$1,819,046	$1,413,806	$3,636,257	$2,821,575
Revenue	751,576	608,747	1,509,213	1,210,149
Gross profit	389,862	384,694	775,583	763,703
Adjusted EBITDA	59,056	80,511	99,357	152,364
Free cash flow	(53,800)	29,260	(90,872)	23,552
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

Our Active customers and Gross billings per average active customer for the trailing twelve months ("TTM") ended June 30, 2014 and 2013 were as follows:

	Trailing twelve months ended June 30,
	2014	2013
TTM Active customers (in thousands)	53,225	42,567
TTM Gross billings per average active customer	$137.21	$137.95
The increase in active customers for the trailing twelve months ended June 30, 2014, as compared to the prior year period, was primarily attributable to the acquisitions of Ticket Monster and Ideeli.
Our Units for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Units (in thousands)	82,894	46,389	166,505	91,571
The increase in units for the three and six months ended June 30, 2014, as compared to the prior year period, was primarily attributable to the acquisitions of Ticket Monster and Ideeli.
Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant relationships to be a vital part of our business model and have made significant investments in order to expand the variety of tools that we can provide to our merchants. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create more complete online marketplaces for local commerce. In North America and many of our foreign markets, we offer deals in which the merchant has a continuous presence on our websites and mobile applications by offering vouchers on an ongoing basis for an extended period of time. Currently, a substantial majority of our merchants in North America elect to offer deals in this manner, and we expect that trend to continue. These marketplaces, which we refer to as "pull," enable customers to search for specific types of deals (e.g., steakhouse, pizza, massage, nail salon, golf lessons, yoga) on our websites and mobile applications. However, merchants have the ability to withdraw their extended deal offerings, and we generally do not have noncancelable long-term arrangements to guarantee availability of deals. In order to attract merchants that may not have run deals on our platform or would have run deals on a competing platform, we have been willing to accept lower deal margins across all three of our segments and we expect that trend to continue. This has contributed to lower deal margins during the three and six months ended June 30, 2014, as compared to the prior year period. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplaces or they may only continue offering deals if we accept lower margins.
International operations. Our international operations are critical to our revenue growth and our ability to achieve and maintain profitability. For the three months ended June 30, 2014 and 2013, 30.3% and 26.3% of our revenue was generated from our EMEA segment, respectively, and 13.3% and 11.7% of our revenue was generated from our Rest of World segment, respectively. For the six months ended June 30, 2014 and 2013, 30.4% and 28.4% of our revenue was generated from our EMEA segment, respectively, and 12.9% and 12.4% of our revenue was generated from our Rest of World segment, respectively. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and regulations. The different commercial and regulatory environments in other countries may make it more difficult for us to successfully operate our business. In addition, many of the automation tools and technology enhancements that we have implemented in our North America segment are close to being fully implemented in most EMEA countries but have not been substantially rolled out to the countries in our Rest of World segment. Revenue from our EMEA and Rest of World segments increased for the three and six months ended June 30, 2014, as compared to the prior year period, and the percentage of total revenue generated by those segments increased on a year-over-year basis. Revenue from our North America segment increased for the three and six months ended June 30, 2014, as compared to the prior year period, and the percentage of total revenue generated by our North America segment decreased on a year-over-year basis. The decrease in North America revenue as a percentage of total revenue was primarily due the increase in direct revenue transactions from our Groupon Goods business in EMEA, as direct revenue is presented on a gross basis in our consolidated statements of operations.
Marketing activities. We must continue to acquire and retain customers in order to increase revenue and attempt to achieve profitability. If consumers do not perceive our Groupon offerings to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In addition, as we build out more complete marketplaces, our success will depend on our ability to increase consumer awareness of deals available through those marketplaces. As discussed under "Components of Results of Operations," we consider order discounts, free shipping on qualifying merchandise sales and reducing margins on our deals to be marketing-related activities, even though these activities are not presented as marketing expenses in our consolidated statements of operations. We have, and expect to continue to, reduce our deal margins when we believe that by doing so we can offer our customers a product or service from a merchant who might not have otherwise been willing to conduct business through our marketplaces. We use this as a marketing tool because we believe that in some instances this is an effective method of retaining or activating a customer, as compared to other methods of retention or activation, such as traditional advertising or discounts.
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
We recently announced the launch of a tablet-based platform for merchants, which we refer to as "Gnome," that will streamline the voucher redemption process.  The tablet can also be used in connection with our credit card payment processing service.  In addition, we expect to add additional content about local merchants to our web sites and mobile applications in the coming months, including merchants who have not offered deals through our marketplace. This new content, which we refer to as "Pages," is intended to provide customers with the ability to discover more local businesses through our web sites and mobile applications. While we believe that both of these initiatives will contribute to the future success of our business, we do not expect that they will generate a material amount of revenue in the near term.

Competitive pressure. A substantial number of companies that attempt to replicate our business model have emerged around the world. In addition to such competitors, we expect to increasingly compete against other large Internet and technology‑based businesses that have launched initiatives which are directly competitive to our core business as well as our other categories and our suite of merchant products, such as payment processing and point of sale. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. Increased competition in the future may adversely impact our gross billings, revenue and profit margins.
Growth of Groupon Goods. Our Groupon Goods category has experienced significant revenue growth in recent periods. This category has lower margins than our Local and Travel categories, primarily as a result of shipping and fulfillment costs related to direct revenue transactions. The percentage of revenue generated from our Goods category was 53.6% and 39.7% for the three months ended June 30, 2014 and 2013, respectively, and 52.3% and 38.9% for the six months ended June 30, 2014 and 2013, respectively. We are often the merchant of record for transactions in our Goods category, particularly in North America and also in EMEA beginning in September 2013, such that the resulting direct revenue is reported on a gross basis in our consolidated statements of operations. Growth in direct revenue results in a smaller increase to income and cash flows than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant’s share of the transaction price. Gross profit as a percentage of revenue on direct revenue transactions in our Goods category was 12.2% and 9.4% for the three and six months ended June 30, 2014, respectively. As direct revenue transactions in our Goods category have become a larger component of our overall business in recent periods, the significant revenue growth generated by those transactions has not resulted in comparable growth in gross profit, operating income or cash flows.
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
Marketing
Marketing expense consists primarily of targeted online marketing costs, such as sponsored search, advertising on social networking sites, email marketing campaigns, affiliate programs and, to a lesser extent, offline marketing costs such as television, radio and print advertising. Additionally, marketing payroll and stock‑based compensation expense are classified as marketing expense. We record these costs within "Marketing" on the consolidated statements of operations when incurred. From time to time, we offer deals with well-known national merchants for subscriber acquisition and customer activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no third party revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. Our marketing activities also include elements that are not presented as "Marketing" on our consolidated statements of operations, such as order discounts, free shipping on qualifying merchandise sales and accepting lower margins on our deals. Marketing is the primary method by which we acquire customers and, as such, is a critical part of our growth strategy.
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
Acquisition‑Related
Acquisition-related expense (benefit), net includes the change in the fair value of contingent consideration arrangements related to business combinations. See Note 9 "Fair Value Measurements." For the three and six months ended June 30, 2014, acquisition-related expense, net also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Revenue:
Third party and other	$405,941	$418,871
Direct	345,635	189,876
Total revenue	751,576	608,747
Cost of revenue:
Third party and other	58,378	55,507
Direct	303,336	168,546
Total cost of revenue	361,714	224,053
Gross profit	389,862	384,694
Operating expenses:
Marketing	64,275	55,497
Selling, general and administrative	332,844	302,600
Acquisition-related expense (benefit), net	597	(815)
Total operating expenses	397,716	357,282
(Loss) income from operations	(7,854)	27,412
Other expense, net	(1,023)	(5,579)
(Loss) income before provision for income taxes	(8,877)	21,833
Provision for income taxes	12,045	27,384
Net loss	(20,922)	(5,551)
Net income attributable to noncontrolling interests	(1,953)	(2,023)
Net loss attributable to Groupon, Inc.	$(22,875)	$(7,574)

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Three Months Ended June 30,
	2014		2013
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$361,714	$763	$224,053	$515

Operating expenses:
Marketing	$64,275	$2,416	$55,497	$2,238
Selling, general and administrative	332,844	28,476	302,600	29,693
Acquisition-related expense (benefit), net	597	—	(815)	—
Total operating expenses	$397,716	$30,892	$357,282	$31,931
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and (loss) income from operations for the three months ended June 30, 2014 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended June 30,
	2014
	At Avg.	Exchange
	Q2 2013	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$1,789,057	$29,989	$1,819,046

Revenue	$744,563	$7,013	$751,576
Cost of revenue and operating expenses	753,626	5,804	759,430
(Loss) income from operations	$(9,063)	$1,209	$(7,854)

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Gross billings:
Third party	$1,467,307	$1,220,089
Direct	345,635	189,876
Other	6,104	3,841
Total gross billings	$1,819,046	$1,413,806

For third party revenue deals, gross billings differs from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals and other revenue, gross billings are equivalent to direct revenue and other revenue reported in our consolidated statements of operations. Gross billings increased by $405.2 million to $1,819.0 million for the three months ended June 30, 2014, as compared to $1,413.8 million for the three months ended June 30, 2013, primarily due to the acquisition of Ticket Monster which contributed $317.0 million in gross billings for the three months ended June 30, 2014. The increase was comprised of a $247.2 million increase in gross billings from third party revenue transactions and a $155.8 million increase in gross billings from direct revenue transactions. The increase in gross billings was driven by an increase in active customers and the volume of transactions. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended June 30, 2014 was $30.0 million.
We offer goods and services through three primary categories: Local, Goods and Travel within our North America, EMEA and Rest of World segments. We also earn advertising revenue, payment processing revenue, point of sale revenue, reservation revenue and commission revenue. Gross billings, revenue, cost of revenue and gross profit from these other sources were previously considered to be distinct from our primary categories and were aggregated with gross billings, revenue, cost of revenue and gross profit from Travel, our smallest category. In recent periods, these other revenue sources have been increasingly viewed by management as a component of the Local category, as they are primarily generated through our relationships with local and national merchants. Accordingly, we have updated our presentation of category information in the current period to include other gross billings, revenue, cost of revenue and gross profit within the Local category in the tables below, and the prior period category information has been retrospectively adjusted to conform to the current period presentation. The increase in our gross billings was comprised of a $283.0 million increase in our Goods category, a $48.8 million increase in our Local category and a $73.4 million increase in our Travel category.
Gross Billings by Segment
Gross billings by segment for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
Gross billings:
North America	$798,845	43.9%	$712,205	50.4%
EMEA	483,255	26.6	482,250	34.1
Rest of World	536,946	29.5	219,351	15.5
Total gross billings	$1,819,046	100.0%	$1,413,806	100.0%

Gross billings by category and segment for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$461,366	$452,337	$227,266	$241,856	$170,237	$115,156	$858,869	$809,349
Direct	—	693	—	—	—	—	—	693
Total	461,366	453,030	227,266	241,856	170,237	115,156	858,869	810,042

Goods:
Third party	7,391	15,501	92,389	165,413	274,460	66,774	374,240	247,688
Direct	240,227	181,377	98,568	2,181	6,840	5,625	345,635	189,183
Total	247,618	196,878	190,957	167,594	281,300	72,399	719,875	436,871

Travel:
Third party(2)	89,861	62,297	65,032	72,800	85,409	31,796	240,302	166,893

Total gross billings	$798,845	$712,205	$483,255	$482,250	$536,946	$219,351	$1,819,046	$1,413,806

(1)	Includes gross billings from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other gross billings as a component of the Local category. Other gross billings were previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment gross billings increased by $86.6 million to $798.8 million for the three months ended June 30, 2014, as compared to $712.2 million for the three months ended June 30, 2013. The increase in gross billings was comprised of a $50.7 million increase in our Goods category, which included $21.6 million of gross billings from our Ideeli acquisition. The increase in gross billings was also comprised of a $27.6 million increase in our Travel category and an $8.3 million increase in our Local category. The increase in gross billings in the North America segment resulted from higher unit sales and an increase in active customers, partially offset by lower gross billings per average active customer and increased order discounts for the three months ended June 30, 2014, as compared to the prior year period. We believe that increases in transaction activity by active customers who make purchases on mobile devices and in the number of deals that we offered contributed to the growth in billings for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the billings growth.
Although North America segment gross billings increased by 12.2% during the three months ended June 30, 2014, as compared to the prior year, we believe that the continued growth of our online marketplaces of deals, where merchants have a continuous presence on our websites for an extended period of time, is impacting the timing of customer purchases in our Local category. Historically, our customers often purchased a Groupon voucher when they received our email with a limited-time offer, even though they may not have intended to use the voucher in the near term. However, the growth of our marketplaces of deals enables customers to wait until they are ready to use the related vouchers before making purchases, which we believe is currently adversely impacting gross billings.
EMEA
EMEA segment gross billings increased by $1.0 million to $483.3 million for the three months ended June 30, 2014, as compared to $482.3 million for the three months ended June 30, 2013. The increase in gross billings was comprised of a $23.4 million increase in our Goods category, resulting from higher unit sales in this category for the three months ended June 30, 2014, as compared to the prior year period. The increase in gross billings was partially offset by a $14.6 million decrease in our Local category, resulting from lower unit sales, and a $7.8 million decrease in our Travel category. Our gross billings were also negatively impacted by lower gross billings per average active customer in our EMEA segment for the three months ended June 30, 2014, as compared to the prior year period. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended June 30, 2014 was $21.2 million.
    Rest of World
Rest of World segment gross billings increased by $317.6 million to $536.9 million for the three months ended June 30, 2014, as compared to $219.4 million for the three months ended June 30, 2013. The increase in gross billings was attributable to our acquisition of Ticket Monster, which contributed $317.0 million in gross billings for the three months ended June 30, 2014, and also generated higher unit sales and an increase in active customers for the three months ended June 30, 2014, as compared to the prior year period. The increase in gross billings was comprised of a $208.9 million increase in our Goods category, a $55.1 million increase in our Local category and a $53.6 million increase in our Travel category. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended June 30, 2014 was $9.4 million.
On a pro forma basis, the combined gross billings of our Rest of World segment, as if the Company had acquired Ticket Monster as of January 1, 2013, were $418.1 million for the three months ended June 30, 2013. This pro forma gross billings amount is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred as of January 1, 2013, nor is it indicative of future results.
Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Revenue:
Third party	$399,837	$415,030
Direct	345,635	189,876
Other	6,104	3,841
Total revenue	$751,576	$608,747
Revenue increased by $142.8 million to $751.6 million for the three months ended June 30, 2014, as compared to $608.7 million for the three months ended June 30, 2013. This increase was attributable to the $155.8 million increase in direct revenue from transactions in our Goods category where we are the merchant of record and for which revenue is reported on a gross basis. The increase in revenue was partially offset by a $15.2 million decrease in third party revenue. The net increase in revenue was attributable to higher unit sales and an increase in active customers for the three months ended June 30, 2014 as compared to the prior year period. We also increased the number of merchant relationships and the volume of deals we offer to our customers. Our acquisitions of Ticket Monster and Ideeli contributed $35.4 million and $21.6 million of revenue, respectively, for the three months ended June 30, 2014. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2014 was $7.0 million.
Third Party Revenue
Third party revenue decreased by $15.2 million to $399.8 million for the three months ended June 30, 2014, as compared to $415.0 million for the three months ended June 30, 2013. The decrease in third party revenue is primarily due to a $29.3 million decrease in our Local category. Although third party billings in our Local category increased $47.3 million, the percentage of gross billings that we retained after deducting the merchant's share decreased to 34.9% for the three months ended June 30, 2014, as compared to 40.6% for the three months ended June 30, 2013. The decrease in third party revenue was offset by a $9.8 million increase in our Travel category, which resulted from a $73.4 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 18.9% for the three months ended June 30, 2014, as compared to 21.3% for the three months ended June 30, 2013. Our acquisition of Ticket Monster contributed $35.4 million of revenue, primarily third party revenue, for the three months ended June 30, 2014. The decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins.

Direct Revenue
Direct revenue increased by $155.8 million to $345.6 million for the three months ended June 30, 2014, as compared to $189.9 million for the three months ended June 30, 2013. Direct revenue for the three months ended June 30, 2014 includes $21.6 million from our Ideeli acquisition. We are often the merchant of record for transactions in the Goods category, particularly in North America and also in EMEA beginning in September 2013, such that the resulting revenue is reported on a gross basis within direct revenue. In addition, growth in direct revenue results in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
We believe that direct revenue deals in our Goods category will increase in the future in the EMEA and Rest of World segments as we continue to build out our global supply chain infrastructure.
Other Revenue
Other revenue increased by $2.3 million to $6.1 million for the three months ended June 30, 2014, as compared to $3.8 million for the three months ended June 30, 2013, primarily due to an increase in payment processing revenue and commission revenue, which we launched in the fourth quarter of 2013. Other revenue also includes reservation revenue, which we launched in the third quarter of 2013, and point of sale revenue. Those other revenue sources were not significant for the three months ended June 30, 2014 and 2013, and we do not expect them to be material in the near term.
Revenue by Segment
Revenue by segment for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$183,704	24.4%	$195,112	32.1%
Direct	240,227	32.0	182,070	29.9
Total segment revenue	423,931	56.4	377,182	62.0
EMEA:
Third party and other	129,122	17.2	157,781	25.9
Direct	98,568	13.1	2,181	0.4
Total segment revenue	227,690	30.3	159,962	26.3
Rest of World:
Third party and other	93,115	12.4	65,978	10.8
Direct	6,840	0.9	5,625	0.9
Total segment revenue	99,955	13.3	71,603	11.7
Total revenue	$751,576	100.0%	$608,747	100.0%

Revenue by category and segment for the three months ended June 30, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$164,500	$176,684	$96,485	$110,229	$42,711	$43,849	$303,696	$330,762
Direct revenue	—	693	—	—	—	—	—	693
Total	164,500	177,377	96,485	110,229	42,711	43,849	303,696	331,455

Goods:
Third party	1,399	4,651	16,845	32,938	38,697	14,985	56,941	52,574
Direct revenue	240,227	181,377	98,568	2,181	6,840	5,625	345,635	189,183
Total	241,626	186,028	115,413	35,119	45,537	20,610	402,576	241,757

Travel:
Third party(2)	17,805	13,777	15,792	14,614	11,707	7,144	45,304	35,535

Total revenue	$423,931	$377,182	$227,690	$159,962	$99,955	$71,603	$751,576	$608,747

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other revenue as a component of the Local category. Other revenue was previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment revenue increased by $46.7 million to $423.9 million for the three months ended June 30, 2014, as compared to $377.2 million for the three months ended June 30, 2013. The increase in revenue primarily resulted from a $58.9 million increase in direct revenue from our Goods category, which included $21.6 million of direct revenue from our Ideeli acquisition. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. The increase in revenue was offset by a $12.2 million decrease in third party and other revenue from our Local category, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 35.7% for the three months ended June 30, 2014, as compared to 39.1% for the three months ended June 30, 2013. We were willing to accept lower deal margins in our Local category, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants. The increase in revenue was also due to higher unit sales and an increase in active customers, partially offset by lower gross billings per average active customer and increased order discounts for the three months ended June 30, 2014, as compared to the prior year period. Currently, we incur the entire cost of order discounts through lower gross billings without a corresponding reduction to the merchant's share of a voucher sale. In future periods, we intend to seek opportunities to share the cost of order discounts with merchants in North America as we negotiate future merchant agreements.
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
EMEA
EMEA segment revenue increased by $67.7 million to $227.7 million for the three months ended June 30, 2014, as compared to $160.0 million for the three months ended June 30, 2013. The increase in revenue primarily resulted from an $96.4 million increase in direct revenue from our Goods category. Revenue from transactions in our Goods category in our EMEA segment were primarily presented on a net basis within third party revenue in the prior year period, as we were not typically the merchant of record for those transactions outside of the United States. However, we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013. As a result, the proportion of direct revenue deals in the Goods category of our EMEA segment increased in the second quarter of 2014 as compared to the prior year period, and we expect that the proportion of direct revenue deals in the Goods category of our EMEA segment will continue to increase in future periods.
The increase in direct revenue in our Goods category was partially offset by a $16.1 million decrease in third party revenue in our Goods category, which resulted from a $73.0 million decrease in gross billings and a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 18.2% for the three months ended June 30, 2014, as compared to 19.9% for the three months ended June 30, 2013. The increase in revenue was also partially offset by a $13.7 million decrease in third party and other revenue from our Local category, which resulted from a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 42.5% for the three months ended June 30, 2014, as compared to 45.6% for the three months ended June 30, 2013. These decreases in the percentage of gross billings that we retained during the three months ended June 30, 2014 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins in our Local category, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants.
The overall increase in revenue in our EMEA segment was also due to higher unit sales and an increase in active customers, partially offset by lower gross billings per average active customer for the three months ended June 30, 2014, as compared to the prior year period. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2014 was $10.2 million.
Rest of World
Rest of World segment revenue increased by $28.4 million to $100.0 million for the three months ended June 30, 2014, as compared to $71.6 million for the three months ended June 30, 2013. The increase in revenue was primarily attributable to our acquisition of Ticket Monster, which contributed $35.4 million in revenue for the three months ended June 30, 2014. Revenue from our Goods category increased by $24.9 million for the three months ended June 30, 2014, as compared to the prior year period, due to a $23.7 million increase in third party revenue, which resulted from a $207.7 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 14.1% for the three months ended June 30, 2014, as compared to 22.4% in the prior year period. The increase in third party revenue from our Goods category was attributable to the Ticket Monster acquisition, and the decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins. In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States and EMEA.
The increase in revenue from our Rest of World segment was also due to a $4.6 million increase in revenue from our Travel category, which resulted from a $53.6 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 13.7% for the three months ended June 30, 2014, as compared to 22.5% in the prior year period. Although gross billings on third party and other revenue transactions in our Local category increased by $55.1 million, third party and other revenue in our Local category decreased by $1.1 million, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 25.1% for the three months ended June 30, 2014, as compared to 38.1% for the three months ended June 30, 2013. The decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2014 was $3.0 million.

Cost of Revenue
Cost of revenue on third party, direct revenue and other deals for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Cost of revenue:
Third party	$54,858	$54,297
Direct	303,336	168,546
Other	3,520	1,210
Total cost of revenue	$361,714	$224,053
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue deals, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center, which began operations in the fourth quarter of 2013. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to gross billings during the period. As a result of the significant growth we have experienced from direct revenue transactions relative to our total gross billings for the three months ended June 30, 2014, as compared to the prior year period, an increased share of those allocable costs has been allocated to cost of direct revenue in our condensed consolidated statement of operations for the three months ended June 30, 2014.
Cost of revenue increased by $137.7 million to $361.7 million for the three months ended June 30, 2014, as compared to $224.1 million for the three months ended June 30, 2013, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory and related shipping and fulfillment costs on direct revenue deals, which were not as significant during the prior year. We currently outsource most of our inventory fulfillment activities in the United States to third party logistics providers. However, we expect to reduce our usage of those third parties in future periods by transitioning additional inventory fulfillment work in the United States to internal resources. For example, we launched our own fulfillment center in the fourth quarter of 2013. Additionally, to further reduce the involvement of third party logistics providers in the fulfillment process in the United States, we have increased our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers. We are also refining our inventory management practices to better allocate inventories among warehouses in different geographic regions throughout the United States to reduce shipping distances to customers and increase units per order. We believe that these initiatives will ultimately reduce our fulfillment costs and improve the margins on direct revenue transactions in our Goods category. Those margins improved on a sequential basis in the second quarter of 2014 as compared to the first quarter of 2014. However, we may incur increased fulfillment costs from time to time as we enhance our internal processes and continue to transition fulfillment work from third party logistics providers.

Cost of Revenue by Segment
Cost of revenue by segment for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	% of total	2013	% of total
	dollars in thousands
North America:
Third party and other	$25,537	7.1%	$23,431	10.5%
Direct	218,394	60.3	159,165	71.0
Total segment cost of revenue	243,931	67.4	182,596	81.5
EMEA:
Third party and other	8,865	2.5	17,125	7.6
Direct	78,126	21.6	3,306	1.5
Total segment cost of revenue	86,991	24.1	20,431	9.1
Rest of World:
Third party and other	23,976	6.6	14,951	6.7
Direct	6,816	1.9	6,075	2.7
Total segment cost of revenue	30,792	8.5	21,026	9.4
Total cost of revenue	$361,714	100.0%	$224,053	100.0%
Cost of revenue by category and segment for the three months ended June 30, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$21,826	$21,013	$6,112	$10,911	$7,093	$7,964	$35,031	$39,888
Direct	—	636	—	—	—	—	—	636
Total	21,826	21,649	6,112	10,911	7,093	7,964	35,031	40,524

Goods:
Third party	271	522	1,855	4,705	14,098	5,569	16,224	10,796
Direct	218,394	158,529	78,126	3,306	6,816	6,075	303,336	167,910
Total	218,665	159,051	79,981	8,011	20,914	11,644	319,560	178,706

Travel:
Third party(2)	3,440	1,896	898	1,509	2,785	1,418	7,123	4,823

Total cost of revenue	$243,931	$182,596	$86,991	$20,431	$30,792	$21,026	$361,714	$224,053

(1)	Includes cost of revenue from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other cost of revenue as a component of the Local category. Other cost of revenue was previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment cost of revenue increased by $61.3 million to $243.9 million for the three months ended June 30, 2014, as compared to $182.6 million for the three months ended June 30, 2013. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year. Cost of revenue for the three months ended June 30, 2014 includes $18.0 million from the Ideeli acquisition.

EMEA
EMEA segment cost of revenue increased by $66.6 million to $87.0 million for the three months ended June 30, 2014, as compared to $20.4 million for the three months ended June 30, 2013. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category, as we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013.
Rest of World
Rest of World segment cost of revenue increased by $9.8 million to $30.8 million for the three months ended June 30, 2014, as compared to $21.0 million for the three months ended June 30, 2013. Cost of revenue for the three months ended June 30, 2014 includes $11.9 million from the Ticket Monster acquisition, which primarily consists of credit card processing fees.
Gross Profit
Gross profit for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Gross profit:
Third party	$344,979	$360,733
Direct	42,299	21,330
Other	2,584	2,631
Total gross profit	$389,862	$384,694
Gross profit increased by $5.2 million to $389.9 million for the three months ended June 30, 2014, as compared to $384.7 million for the three months ended June 30, 2013. This increase in gross profit resulted from the $142.8 million increase in revenue during the three months ended June 30, 2014, partially offset by the $137.7 million increase in cost of revenue. The acquisitions of Ticket Monster and Ideeli contributed $23.5 million and $3.6 million of gross profit, respectively, for the three months ended June 30, 2014.
Gross profit as a percentage of revenue decreased to 51.9% for the three months ended June 30, 2014, as compared to 63.2% for the three months ended June 30, 2013. The decrease in gross profit as a percentage of revenue during the three months ended June 30, 2014, as compared to the prior year period, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category, which typically have lower margins than deals in our Local and Travel categories. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $15.8 million to $345.0 million for the three months ended June 30, 2014, as compared to $360.7 million for the three months ended June 30, 2013. This decrease in gross profit resulted from the $15.2 million decrease in third party revenue and the $0.6 million increase in the cost of third party revenue. Gross profit as a percentage of revenue on third party revenue deals decreased to 86.3% for the three months ended June 30, 2014, as compared to 86.9% for the three months ended June 30, 2013.
Gross profit on direct revenue increased by $21.0 million to $42.3 million for the three months ended June 30, 2014, as compared to $21.3 million for the three months ended June 30, 2013. This increase in gross profit resulted from the $155.8 million increase in direct revenue to $345.6 million for the three months ended June 30, 2014, as compared to $189.9 million for the three months ended June 30, 2013, partially offset by the $134.8 million increase in cost of revenue on direct revenue deals to $303.3 million for the three months ended June 30, 2014, as compared to $168.5 million for the three months ended June 30, 2013. Gross profit as a percentage of revenue on direct revenue deals increased to 12.2% for the three months ended June 30, 2014, as compared to 11.2% for the three months ended June 30, 2013. The increase in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to lower shipping and fulfillment costs as a percentage of direct revenue, partially offset by increased cost of inventory sold as a percentage of direct revenue.

Gross Profit by Segment
Gross profit by segment for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$158,167	40.6%	$171,681	44.6%
Direct	21,833	5.6	22,905	6.0
Total gross profit	180,000	46.2	194,586	50.6
EMEA:
Third party and other	120,257	30.8	140,656	36.6
Direct	20,442	5.3	(1,125)	(0.3)
Total gross profit	140,699	36.1	139,531	36.3
Rest of World:
Third party and other	69,139	17.7	51,027	13.3
Direct	24	—	(450)	(0.2)
Total gross profit	69,163	17.7	50,577	13.1
Total gross profit	$389,862	100.0%	$384,694	100.0%
Gross profit by category and segment for the three months ended June 30, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$142,674	$155,671	$90,373	$99,318	$35,618	$35,885	$268,665	$290,874
Direct	—	57	—	—	—	—	—	57
Total	142,674	155,728	90,373	99,318	35,618	35,885	268,665	290,931

Goods:
Third party	1,128	4,129	14,990	28,233	24,599	9,416	40,717	41,778
Direct	21,833	22,848	20,442	(1,125)	24	(450)	42,299	21,273
Total	22,961	26,977	35,432	27,108	24,623	8,966	83,016	63,051

Travel:
Third party(2)	14,365	11,881	14,894	13,105	8,922	5,726	38,181	30,712

Total gross profit	$180,000	$194,586	$140,699	$139,531	$69,163	$50,577	$389,862	$384,694

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other gross profit as a component of the Local category. Other gross profit was previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America gross profit decreased by $14.6 million to $180.0 million for the three months ended June 30, 2014, as compared to $194.6 million for the three months ended June 30, 2013. The decrease in gross profit was comprised of a $13.1 million decrease in the Local category, a $4.0 million decrease in the Goods category and a $2.5 million increase in the Travel category.

EMEA
EMEA gross profit increased by $1.2 million to $140.7 million for the three months ended June 30, 2014, as compared to $139.5 million for the three months ended June 30, 2013. The increase in gross profit was comprised of an $8.3 million increase in the Goods category and a $1.8 million increase in the Travel category, partially offset by an $8.9 million decrease in the Local category.
Rest of World
Rest of World gross profit increased by $18.6 million to $69.2 million for three months ended June 30, 2014, as compared to $50.6 million for the three months ended June 30, 2013. The increase in gross profit was comprised of a $15.7 million increase in the Goods category and a $3.2 million increase in the Travel category, partially offset by a $0.3 million decrease in the Local category.
Marketing
For the three months ended June 30, 2014 and 2013, marketing expense was $64.3 million and $55.5 million, respectively. Marketing expense by segment as a percentage of segment revenue and as a percentage of total marketing expense for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	% of Segment Revenue	% of Total Marketing	2013	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$36,637	8.6%	57.0%	$29,011	7.7%	52.3%
EMEA	14,605	6.4	22.7	17,552	11.0	31.6
Rest of World	13,033	13.0	20.3	8,934	12.5	16.1
Marketing	$64,275	8.6	100.0%	$55,497	9.1	100.0%
Our marketing expense increased by $8.8 million to $64.3 million for the three months ended June 30, 2014, as compared to $55.5 million for the three months ended June 30, 2013. Marketing expense as a percentage of revenue decreased to 8.6% for the three months ended June 30, 2014, as compared to 9.1% for the three months ended June 30, 2013. We evaluate marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving revenue growth.
Our subscriber acquisition and customer activation marketing activities also include elements that are not presented as "Marketing" on our consolidated statements of operations, such as order discounts, free shipping on qualifying merchandise sales and accepting lower margins on our deals. Marketing is the primary method by which we acquire customers, and as such, is an important part of our business.
North America
North America segment marketing expense increased by $7.6 million to $36.6 million for the three months ended June 30, 2014, as compared to $29.0 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, marketing expense as a percentage of revenue for the North America segment increased to 8.6%, as compared to 7.7% for the three months ended June 30, 2013. These increases were primarily attributable to an increase in offline marketing in connection with our initiatives to grow our active customer base and increase awareness of the pull marketplaces and increased spending on online marketing channels, such as affiliate programs that utilize third parties to promote our deals online.

EMEA
EMEA segment marketing expense decreased by $2.9 million to $14.6 million for the three months ended June 30, 2014, as compared to $17.6 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, marketing expense as a percentage of revenue for the EMEA segment decreased to 6.4%, as compared to 11.0% for the three months ended June 30, 2013. These decreases were primarily due to decreased spending on online marketing channels, such as search engine marketing and affiliate programs that utilize third parties to promote our deals online.
Rest of World
Rest of World segment marketing expense increased by $4.1 million to $13.0 million for the three months ended June 30, 2014, as compared to $8.9 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, marketing expense as a percentage of revenue for the Rest of World segment increased to 13.0%, as compared to 12.5% for the three months ended June 30, 2013. These increases were primarily attributable to our acquisition of Ticket Monster, as we incurred $6.6 million of marketing expenditures for the three months ended June 30, 2014 in connection with our initiatives to grow the business.
Selling, General and Administrative
Selling, general and administrative expense increased by $30.2 million to $332.8 million for the three months ended June 30, 2014, as compared to $302.6 million for the three months ended June 30, 2013. This increase was attributable to the Ticket Monster and Ideeli acquisitions. Wages and benefits (excluding stock-based compensation) within selling, general and administrative expense increased by $20.1 million for the three months ended June 30, 2014, as compared to the prior year period, primarily due to the additional employees from those acquisitions. Depreciation and amortization recorded within selling, general and administrative expense increased by $12.3 million for the three months ended June 30, 2014, primarily due to increased amortization expense related to intangible assets acquired as part of those acquisitions.
Selling, general and administrative expense as a percentage of revenue was 44.3% for the three months ended June 30, 2014, as compared to 49.7% for the three months ended June 30, 2013, respectively. Although revenue increased by $142.8 million, or 23.5%, for the three months ended June 30, 2014, as compared to the prior year period, selling, general and administrative expense increased by $30.2 million, or 10.0%. We are continuing to refine our sales management and administrative processes, including through automation and ongoing regionalization of back-office functions, in connection with our efforts to generate increased operating efficiencies.
Acquisition‑Related Expense (Benefit), Net
For the three months ended June 30, 2014, we incurred net acquisition-related expenses of $0.6 million consisting of transaction costs related to business combinations. For the three months ended June 30, 2013, the net acquisition-related benefit of $0.8 million related to changes in the fair value of contingent consideration. See Note 9 "Fair Value Measurements" for information about fair value measurements of contingent consideration arrangements.
(Loss) Income from Operations
The loss from operations for the three months ended June 30, 2014 was $7.9 million, as compared to income from operations for the three months ended June 30, 2013 of $27.4 million. The change in (loss) income from operations for the three months ended June 30, 2014, as compared to the prior year period, was primarily due to the increase in selling, general and administrative expense of $30.2 million and marketing expense of $8.8 million, partially offset by the increase in gross profit of of $5.2 million. The favorable impact on the loss from operations from year-over-year changes in foreign exchange rates for the three months ended June 30, 2014 was $1.2 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, decreased by $34.0 million to $14.5 million for the three months ended June 30, 2014, as compared to $48.5 million for the three months ended June 30, 2013. The decrease in segment operating income was primarily attributable to an increase in segment operating expenses and a decrease in segment gross profit.

EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $3.0 million to $27.7 million for the three months ended June 30, 2014, as compared to $24.7 million for the three months ended June 30, 2013. The increase in segment operating income was primarily attributable to an increase in segment gross profit and a decrease in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $3.7 million to a loss of $17.9 million for the three months ended June 30, 2014, as compared to a loss of $14.2 million for the three months ended June 30, 2013. The increased segment operating loss was primarily attributable to an increase in segment operating expenses, partially offset by an increase in segment gross profit.
Other Expense, Net
Other expense, net was $1.0 million for the three months ended June 30, 2014, as compared to $5.6 million for the three months ended June 30, 2013. The decrease in other expense, net was primarily due to a decrease in foreign currency transaction losses for the three months ended June 30, 2014, as compared to the prior year period.
Provision for Income Taxes
For the three months ended June 30, 2014 and 2013, we recorded income tax expense of $12.0 million and $27.4 million, respectively.
The effective tax rate was (135.7)% for the three months ended June 30, 2014, as compared to 125.4% for the three months ended June 30, 2013. The most significant factors impacting our effective tax rate for the three months ended June 30, 2014 and 2013 were losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
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
We are subject to income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. As of June 30, 2014, we believe that it is reasonably possible that a change of up to $48.0 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.

Results of Operations
Comparison of the Six Months Ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Revenue:
Third party and other	$832,370	$857,979
Direct	676,843	352,170
Total revenue	1,509,213	1,210,149
Cost of revenue:
Third party and other	120,729	125,523
Direct	612,901	320,923
Total cost of revenue	733,630	446,446
Gross profit	775,583	763,703
Operating expenses:
Marketing	143,199	105,054
Selling, general and administrative	657,809	610,806
Acquisition-related expense (benefit), net	2,382	(747)
Total operating expenses	803,390	715,113
(Loss) income from operations	(27,807)	48,590
Other expense, net	(1,863)	(10,662)
(Loss) income before provision for income taxes	(29,670)	37,928
Provision for income taxes	26,615	46,721
Net loss	(56,285)	(8,793)
Net income attributable to noncontrolling interests	(4,385)	(2,773)
Net loss attributable to Groupon, Inc.	$(60,670)	$(11,566)

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Six Months Ended June 30,
	2014		2013
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$733,630	$1,420	$446,446	$1,229

Operating expenses:
Marketing	$143,199	$4,597	$105,054	$4,499
Selling, general and administrative	657,809	49,367	610,806	56,625
Acquisition-related expense (benefit), net	2,382	—	(747)	—
Total operating expenses	$803,390	$53,964	$715,113	$61,124
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and (loss) income from operations for the six months ended June 30, 2014 from changes in exchange rates versus the U.S. dollar was as follows:

	Six Months Ended June 30,
	2014
	At Avg.	Exchange
	Q2 2013 YTD	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$3,616,538	$19,719	$3,636,257

Revenue	$1,505,068	$4,145	$1,509,213
Cost of revenue and operating expenses	1,535,586	1,434	1,537,020
(Loss) income from operations	$(30,518)	$2,711	$(27,807)

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Gross billings:
Third party	$2,947,913	$2,463,660
Direct	676,843	352,170
Other	11,501	5,745
Total gross billings	$3,636,257	$2,821,575

For third party revenue deals, gross billings differs from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals and other revenue, gross billings are equivalent to direct revenue and other revenue reported in our consolidated statements of operations. Gross billings increased by $814.7 million to $3,636.3 million for the six months ended June 30, 2014, as compared to $2,821.6 million for the six months ended June 30, 2013, primarily due to the acquisition of Ticket Monster which contributed $613.5 million in gross billings for the six months ended June 30, 2014. The increase was comprised of a $484.3 million increase in gross billings from third party revenue transactions and a $324.7 million increase in gross billings from direct revenue transactions. The increase in gross billings was driven by an increase in active customers and the volume of transactions. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the six months ended June 30, 2014 was $19.7 million.
We offer goods and services through three primary categories: Local, Goods and Travel within our North America, EMEA and Rest of World segments. We also earn advertising revenue, payment processing revenue, point of sale revenue, reservation revenue and commission revenue. Gross billings, revenue, cost of revenue and gross profit from these other sources were previously considered to be distinct from our primary categories and were aggregated with gross billings, revenue, cost of revenue and gross profit from Travel, our smallest category. In recent periods, these other revenue sources have been increasingly viewed by management as a component of the Local category, as they are primarily generated through our relationships with local and national merchants. Accordingly, we have updated our presentation of category information in the current period to include other gross billings, revenue, cost of revenue and gross profit within the Local category in the tables below, and the prior period category information has been retrospectively adjusted to conform to the current period presentation. The increase in our gross billings was comprised of a $599.7 million increase in our Goods category, a $104.3 million increase in our Local category and a $110.7 million increase in our Travel category.
Gross Billings by Segment
Gross billings by segment for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
Gross billings:
North America	$1,580,614	43.5%	$1,393,524	49.4%
EMEA	996,843	27.4	974,568	34.5
Rest of World	1,058,800	29.1	453,483	16.1
Total gross billings	$3,636,257	100.0%	$2,821,575	100.0%

Gross billings by category and segment for the six months ended June 30, 2014 and 2013 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$918,318	$903,178	$489,407	$502,153	$338,070	$235,475	$1,745,795	$1,640,806
Direct	—	693	—	—	—	—	—	693
Total	918,318	903,871	489,407	502,153	338,070	235,475	1,745,795	1,641,499

Goods:
Third party	14,173	32,795	185,988	307,155	551,871	137,768	752,032	477,718
Direct	476,341	329,442	187,982	9,632	12,520	12,403	676,843	351,477
Total	490,514	362,237	373,970	316,787	564,391	150,171	1,428,875	829,195

Travel:
Third party(2)	171,782	127,416	133,466	155,628	156,339	67,837	461,587	350,881

Total gross billings	$1,580,614	$1,393,524	$996,843	$974,568	$1,058,800	$453,483	$3,636,257	$2,821,575

(1)	Includes gross billings from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other gross billings as a component of the Local category. Other gross billings were previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment gross billings increased by $187.1 million to $1,580.6 million for the six months ended June 30, 2014, as compared to $1,393.5 million for the six months ended June 30, 2013. The increase in gross billings was comprised of a $128.3 million increase in our Goods category, which included $37.5 million of gross billings from our Ideeli acquisition. The increase in gross billings was also comprised of a $44.4 million increase in our Travel category and a $14.4 million increase in our Local category. The increase in gross billings in the North America segment resulted from higher unit sales and an increase in active customers, partially offset by lower gross billings per average active customer and increased order discounts for the six months ended June 30, 2014, as compared to the prior year period. We believe that increases in transaction activity by active customers who make purchases on mobile devices and in the number of deals that we offered contributed to the growth in billings for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the billings growth.
Although North America segment gross billings increased by 13.4% during the six months ended June 30, 2014, as compared to the prior year, we believe that the continued growth of our online marketplaces of deals, where merchants have a continuous presence on our websites for an extended period of time, is impacting the timing of customer purchases in our Local category. Historically, our customers often purchased a Groupon voucher when they received our email with a limited-time offer, even though they may not have intended to use the voucher in the near term. However, the growth of our marketplaces of deals enables customers to wait until they are ready to use the related vouchers before making purchases, which we believe is currently adversely impacting gross billings.
EMEA
EMEA segment gross billings increased by $22.3 million to $996.8 million for the six months ended June 30, 2014, as compared to $974.6 million for the six months ended June 30, 2013. The increase in gross billings was comprised of a $57.2 million increase in our Goods category, resulting from higher unit sales in this category for the six months ended June 30, 2014, as compared to the prior year period. The increase in gross billings in the EMEA segment also resulted from an increase in active customers and higher gross billings per average active customer for the six months ended June 30, 2014, as compared to the prior year period. The increase in Goods gross billings was partially offset by a $12.7 million decrease in our Local category and a

$22.2 million decrease in our Travel category. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the six months ended June 30, 2014 was $36.4 million.
    Rest of World
Rest of World segment gross billings increased by $605.3 million to $1,058.8 million for the six months ended June 30, 2014, as compared to $453.5 million for the six months ended June 30, 2013. The increase in gross billings was attributable to our acquisition of Ticket Monster, which contributed $613.5 million in gross billings for the six months ended June 30, 2014, and also generated higher unit sales and an increase in active customers for the six months ended June 30, 2014, as compared to the prior year period. The increase in gross billings was comprised of a $414.2 million increase in our Goods category, a $102.6 million increase in our Local category and an $88.5 million increase in our Travel category. The increase in gross billings in the Rest of World segment was partially offset by lower gross billings per average active customer for the six months ended June 30, 2014, as compared to the prior year period. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the six months ended June 30, 2014 was $15.2 million.
On a pro forma basis, the combined gross billings of our Rest of World segment, as if the Company had acquired Ticket Monster as of January 1, 2013, were $841.4 million for the six months ended June 30, 2013. This pro forma gross billings amount is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred as of January 1, 2013, nor is it indicative of future results.
Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Revenue:
Third party	$820,869	$852,234
Direct	676,843	352,170
Other	11,501	5,745
Total revenue	$1,509,213	$1,210,149
Revenue increased by $299.1 million to $1,509.2 million for the six months ended June 30, 2014, as compared to $1,210.1 million for the six months ended June 30, 2013. This increase was attributable to the $324.7 million increase in direct revenue from transactions in our Goods category, where we are the merchant of record and for which revenue is reported on a gross basis. The increase in revenue was partially offset by a $31.4 million decrease in third party revenue. The net increase in revenue was attributable to higher unit sales and an increase in active customers for the six months ended June 30, 2014, as compared to the prior year period. We also increased the number of merchant relationships and the volume of deals we offer to our customers. Our acquisitions of Ticket Monster and Ideeli contributed $64.6 million and $37.5 million of revenue, respectively, for the six months ended June 30, 2014. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2014 was $4.1 million.
Third Party Revenue
Third party revenue decreased by $31.4 million to $820.9 million for the six months ended June 30, 2014, as compared to $852.2 million for the six months ended June 30, 2013. The decrease in third party revenue is primarily due to a $31.9 million decrease in our Local category. Although third party gross billings in our Local category increased $99.2 million, the percentage of gross billings that we retained after deducting the merchant's share decreased to 35.9% for the six months ended June 30, 2014, as compared to 40.0% for the six months ended June 30, 2013. The decrease in third party revenue in the current period was also due to a $7.7 million decrease in our Goods category, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 14.9% for the six months ended June 30, 2014, as compared to 25.0% in the prior year period. The decrease in third party revenue was offset by an $8.3 million increase in our Travel category, which resulted from a $110.7 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 18.8% for the six months ended June 30, 2014, as compared to 22.3% for the six months ended June 30, 2013. Our acquisition of Ticket Monster contributed $64.6 million of revenue, primarily third party revenue, for the six months ended June 30, 2014. The decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins.
Direct Revenue
Direct revenue increased by $324.7 million to $676.8 million for the six months ended June 30, 2014, as compared to $352.2 million for the six months ended June 30, 2013. Direct revenue for the six months ended June 30, 2014 includes $37.5 million from our Ideeli acquisition. We are often the merchant of record for transactions in the Goods category, particularly in North America and also in EMEA beginning in September 2013, such that the resulting revenue is reported on a gross basis within direct revenue. In addition, we expect that any growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
We believe that direct revenue deals in our Goods category will increase in the future in the EMEA and Rest of World segments as we continue to build out our global supply chain infrastructure.
Other Revenue
Other revenue increased by $5.8 million to $11.5 million for the six months ended June 30, 2014, as compared to $5.7 million for the six months ended June 30, 2013, primarily due to an increase in payment processing revenue, advertising revenue and commission revenue, which we launched in the fourth quarter of 2013. Other revenue also includes reservation revenue, which we launched in the third quarter of 2013, and point of sale revenue. Those other revenue sources were not significant for the six months ended June 30, 2014 and 2013, and we do not expect them to be material in the near term.
Revenue by Segment
Revenue by segment for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$378,652	25.1%	$386,601	31.9%
Direct	476,341	31.6	330,135	27.3
Total segment revenue	854,993	56.7	716,736	59.2
EMEA:
Third party and other	270,601	17.9	334,128	27.6
Direct	187,982	12.5	9,632	0.8
Total segment revenue	458,583	30.4	343,760	28.4
Rest of World:
Third party and other	183,117	12.1	137,250	11.3
Direct	12,520	0.8	12,403	1.1
Total segment revenue	195,637	12.9	149,653	12.4
Total revenue	$1,509,213	100.0%	$1,210,149	100.0%

Revenue by category and segment for the six months ended June 30, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$341,747	$348,978	$205,605	$221,818	$86,525	$89,263	$633,877	$660,059
Direct revenue	—	693	—	—	—	—	—	693
Total	341,747	349,671	205,605	221,818	86,525	89,263	633,877	660,752

Goods:
Third party	2,720	7,795	34,320	78,813	74,872	33,047	111,912	119,655
Direct revenue	476,341	329,442	187,982	9,632	12,520	12,403	676,843	351,477
Total	479,061	337,237	222,302	88,445	87,392	45,450	788,755	471,132

Travel:
Third party(2)	34,185	29,828	30,676	33,497	21,720	14,940	86,581	78,265

Total revenue	$854,993	$716,736	$458,583	$343,760	$195,637	$149,653	$1,509,213	$1,210,149

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other revenue as a component of the Local category. Other revenue was previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment revenue increased by $138.3 million to $855.0 million for the six months ended June 30, 2014, as compared to $716.7 million for the six months ended June 30, 2013. The increase in revenue primarily resulted from a $146.9 million increase in direct revenue from our Goods category, which included $37.5 million of direct revenue from our Ideeli acquisition. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. The increase in revenue was also due to higher unit sales and an increase in active customers, partially offset by lower gross billings per average active customer and increased order discounts for the six months ended June 30, 2014, as compared to the prior year period. Currently, the Company incurs the entire cost of order discounts through lower gross billings without a corresponding reduction to the merchant's share of a voucher sale. In future periods we intend to seek opportunities to share the cost of order discounts with merchants in North America as we negotiate future merchant agreements.
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
EMEA
EMEA segment revenue increased by $114.8 million to $458.6 million for the six months ended June 30, 2014, as compared to $343.8 million for the six months ended June 30, 2013. The increase in revenue primarily resulted from a $178.4 million increase in direct revenue from our Goods category. Revenue from transactions in the Goods category in our EMEA segment were primarily presented on a net basis within third party revenue in the prior year period, as we were not typically the merchant of record for those transactions outside of the United States. However, we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013. As a result, the proportion of direct revenue deals in the Goods category of our EMEA segment increased in the second quarter of 2014 as compared to the prior year period, and we expect that the proportion of direct revenue deals in the Goods category of our EMEA segment will continue to increase in future periods.

The increase in direct revenue in our Goods category was partially offset by a $44.5 million decrease in third party revenue in our Goods category, which resulted from a $121.2 million decrease in gross billings and a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 18.5% for the six months ended June 30, 2014, as compared to 25.7% for the six months ended June 30, 2013. The increase in revenue was partially offset by a $16.2 million decrease in third party and other revenue from our Local category, which primarily resulted from a decrease in the percentage of third party and other gross billings that we retained after deducting the merchant's share to 42.0% for the six months ended June 30, 2014, as compared to 44.2% for the six months ended June 30, 2013. These decreases in the percentage of third party and other gross billings that we retained during the six months ended June 30, 2014 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins in our Local category, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants.
The overall increase in revenue in our EMEA segment was also due to higher unit sales, an increase in active customers and higher gross billings per average active customer for the six months ended June 30, 2014, as compared to the prior year period. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2014 was $17.1 million.
Rest of World
Rest of World segment revenue increased by $46.0 million to $195.6 million for the six months ended June 30, 2014, as compared to $149.7 million for the six months ended June 30, 2013. The increase in revenue was primarily attributable to our acquisition of Ticket Monster, which contributed $64.6 million in revenue for the six months ended June 30, 2014. Revenue from our Goods category increased by $41.9 million for the six months ended June 30, 2014, as compared to the prior year period, due to a $41.8 million increase in third party revenue, which resulted from a $414.1 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 13.6% for the six months ended June 30, 2014, as compared to 24.0% in the prior year period. The increase in third party revenue from our Goods category was attributable to the Ticket Monster acquisition, and the decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins. In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States and EMEA.
The increase in revenue from our Rest of World segment was also due to a $6.8 million increase in revenue from our Travel category, which resulted from an $88.5 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 13.9% for the six months ended June 30, 2014, as compared to 22.0% in the prior year period. Although gross billings on third party and other revenue transactions in our Local category increased by $102.6 million, third party and other revenue in our Local category decreased by $2.7 million, which resulted from a reduction in the percentage of third party and other gross billings that we retained after deducting the merchant's share to 25.6% for the six months ended June 30, 2014, as compared to 37.9% for the six months ended June 30, 2013. The decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2014 was $12.4 million.
Cost of Revenue
Cost of revenue on third party, direct revenue and other deals for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cost of revenue:
Third party	$112,450	$124,304
Direct	612,901	320,923
Other	8,279	1,219
Total cost of revenue	$733,630	$446,446
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue deals,

cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center, which began operations in the fourth quarter of 2013. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to gross billings during the period. As a result of the significant growth we have experienced from direct revenue transactions relative to our total gross billings for the six months ended June 30, 2014, as compared to the prior year period, an increased share of those allocable costs has been allocated to cost of direct revenue in our condensed consolidated statement of operations for the six months ended June 30, 2014.
Cost of revenue increased by $287.2 million to $733.6 million for the six months ended June 30, 2014, as compared to $446.4 million for the six months ended June 30, 2013, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory and related shipping and fulfillment costs on direct revenue deals, which were not as significant during the prior year period. We currently outsource most of our inventory fulfillment activities in the United States to third party logistics providers. However, we expect to reduce our usage of those third parties in future periods by transitioning additional inventory fulfillment work in the United States to internal resources. For example, we launched our own fulfillment center in the fourth quarter of 2013. Additionally, to further reduce the involvement of third party logistics providers in the fulfillment process in the United States, we have increased our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers. We are also refining our inventory management practices to better allocate inventories among warehouses in different geographic regions throughout the United States to reduce shipping distances to customers and increase units per order. We believe that these initiatives will ultimately reduce our fulfillment costs and improve the margins on direct revenue transactions in our Goods category. Those margins improved on a sequential basis in the second quarter of 2014 as compared to the first quarter of 2014. However, we may incur increased fulfillment costs from time to time as we enhance our internal processes and continue to transition fulfillment work from third party logistics providers.

Cost of Revenue by Segment
Cost of revenue by segment for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014	% of total	2013	% of total
	dollars in thousands
North America:
Third party and other	$52,261	7.1%	$52,351	11.7%
Direct	443,064	60.4	297,443	66.7
Total segment cost of revenue	495,325	67.5	349,794	78.4
EMEA:
Third party and other	20,887	2.8	39,730	8.9
Direct	155,960	21.3	10,778	2.4
Total segment cost of revenue	176,847	24.1	50,508	11.3
Rest of World:
Third party and other	47,581	6.5	33,442	7.5
Direct	13,877	1.9	12,702	2.8
Total segment cost of revenue	61,458	8.4	46,144	10.3
Total cost of revenue	$733,630	100.0%	$446,446	100.0%
Cost of revenue by category and segment for the six months ended June 30, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$46,451	$46,928	$15,166	$25,111	$16,159	$13,888	$77,776	$85,927
Direct	—	636	—	—	—	—	—	636
Total	46,451	47,564	15,166	25,111	16,159	13,888	77,776	86,563

Goods:
Third party	432	997	3,608	10,585	26,757	17,070	30,797	28,652
Direct	443,064	296,807	155,960	10,778	13,877	12,702	612,901	320,287
Total	443,496	297,804	159,568	21,363	40,634	29,772	643,698	348,939

Travel:
Third party(2)	5,378	4,426	2,113	4,034	4,665	2,484	12,156	10,944

Total cost of revenue	$495,325	$349,794	$176,847	$50,508	$61,458	$46,144	$733,630	$446,446

(1)	Includes cost of revenue from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other cost of revenue as a component of the Local category. Other cost of revenue was previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment cost of revenue increased by $145.5 million to $495.3 million for the six months ended June 30, 2014, as compared to $349.8 million for the six months ended June 30, 2013. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year. Cost of revenue for the six months ended June 30, 2014 includes $32.3 million from the Ideeli acquisition.

EMEA
EMEA segment cost of revenue increased by $126.3 million to $176.8 million for the six months ended June 30, 2014, as compared to $50.5 million for the six months ended June 30, 2013. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category, as we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013.
Rest of World
Rest of World segment cost of revenue increased by $15.3 million to $61.5 million for the six months ended June 30, 2014, as compared to $46.1 million for the six months ended June 30, 2013. Cost of revenue for the six months ended June 30, 2014 includes $20.9 million from the Ticket Monster acquisition, which primarily consists of credit card processing fees.
Gross Profit
Gross profit for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Gross profit:
Third party	$708,419	$727,930
Direct	63,942	31,247
Other	3,222	4,526
Total gross profit	$775,583	$763,703
Gross profit increased by $11.9 million to $775.6 million for the six months ended June 30, 2014, as compared to $763.7 million for the six months ended June 30, 2013. This increase in gross profit resulted from the $299.1 million increase in revenue during the six months ended June 30, 2014, partially offset by the $287.2 million increase in cost of revenue. The acquisitions of Ticket Monster and Ideeli contributed $43.7 million and $5.2 million of gross profit, respectively, for the six months ended June 30, 2014.
Gross profit as a percentage of revenue decreased to 51.4% for the six months ended June 30, 2014, as compared to 63.1% for the six months ended June 30, 2013. The decrease in gross profit as a percentage of revenue during the six months ended June 30, 2014, as compared to the prior year period, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category, which typically have lower margins than deals in our Local and Travel categories. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $19.5 million to $708.4 million for the six months ended June 30, 2014, as compared to $727.9 million for the six months ended June 30, 2013. This decrease in gross profit resulted from the $31.4 million decrease in third party revenue, partially offset by the $11.9 million decrease in the cost of third party revenue. Gross profit as a percentage of revenue on third party revenue deals increased to 86.3% for the six months ended June 30, 2014, as compared to 85.4% for the six months ended June 30, 2013.
Gross profit on direct revenue increased by $32.7 million to $63.9 million for the six months ended June 30, 2014, as compared to $31.2 million for the six months ended June 30, 2013. This increase in gross profit resulted from the $324.7 million increase in direct revenue to $676.8 million for the six months ended June 30, 2014, as compared to $352.2 million for the six months ended June 30, 2013, partially offset by the $292.0 million increase in cost of revenue on direct revenue deals to $612.9 million for the six months ended June 30, 2014, as compared to $320.9 million for the six months ended June 30, 2013. Gross profit as a percentage of revenue on direct revenue deals increased to 9.4% for the six months ended June 30, 2014, as compared to 8.9% for the six months ended June 30, 2013. The increase in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to lower shipping and fulfillment costs as a percentage of direct revenue, partially offset by increased cost of inventory sold as a percentage of direct revenue.

Gross Profit by Segment
Gross profit by segment for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$326,391	42.1%	$334,250	43.8%
Direct	33,277	4.3	32,692	4.2
Total gross profit	359,668	46.4	366,942	48.0
EMEA:
Third party and other	249,714	32.2	294,398	38.5
Direct	32,022	4.1	(1,146)	(0.1)
Total gross profit	281,736	36.3	293,252	38.4
Rest of World:
Third party and other	135,536	17.5	103,808	13.6
Direct	(1,357)	(0.2)	(299)	—
Total gross profit	134,179	17.3	103,509	13.6
Total gross profit	$775,583	100.0%	$763,703	100.0%
Gross profit by category and segment for the six months ended June 30, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$295,296	$302,050	$190,439	$196,707	$70,366	$75,375	$556,101	$574,132
Direct	—	57	—	—	—	—	—	57
Total	295,296	302,107	190,439	196,707	70,366	75,375	556,101	574,189

Goods:
Third party	2,288	6,798	30,712	68,228	48,115	15,977	81,115	91,003
Direct	33,277	32,635	32,022	(1,146)	(1,357)	(299)	63,942	31,190
Total	35,565	39,433	62,734	67,082	46,758	15,678	145,057	122,193

Travel:
Third party(2)	28,807	25,402	28,563	29,463	17,055	12,456	74,425	67,321

Total gross profit	$359,668	$366,942	$281,736	$293,252	$134,179	$103,509	$775,583	$763,703

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other gross profit as a component of the Local category. Other gross profit was previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America gross profit decreased by $7.3 million to $359.7 million for the six months ended June 30, 2014, as compared to $366.9 million for the six months ended June 30, 2013. The decrease in gross profit was comprised of a $6.8 million decrease in the Local category and a $3.9 million decrease in the Goods category, partially offset by a $3.4 million increase in the Travel category.

EMEA
EMEA gross profit decreased by $11.5 million to $281.7 million for the six months ended June 30, 2014, as compared to $293.3 million for the six months ended June 30, 2013. The decrease in gross profit was comprised of a $6.3 million decrease in the Local category, a $4.3 million decrease in the Goods category and a $0.9 million decrease in the Travel category.
Rest of World
Rest of World gross profit increased by $30.7 million to $134.2 million for six months ended June 30, 2014, as compared to $103.5 million for the six months ended June 30, 2013. The increase in gross profit was comprised of a $31.1 million increase in the Goods category and a $4.6 million increase in the Travel category, partially offset by a $5.0 million decrease in the Local category.
Marketing
For the six months ended June 30, 2014 and 2013, marketing expense was $143.2 million and $105.1 million, respectively. Marketing expense by segment as a percentage of segment revenue and as a percentage of total marketing expense for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014	% of Segment Revenue	% of Total Marketing	2013	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$72,339	8.5%	50.5%	$52,861	7.4%	50.3%
EMEA	39,781	8.7	27.8	32,976	9.6	31.4
Rest of World	31,079	15.9	21.7	19,217	12.8	18.3
Marketing	$143,199	9.5	100.0%	$105,054	8.7	100.0%
Our marketing expense increased by $38.1 million to $143.2 million for the six months ended June 30, 2014, as compared to $105.1 million for the six months ended June 30, 2013. Marketing expense as a percentage of revenue increased to 9.5% for the six months ended June 30, 2014, as compared to 8.7% for the six months ended June 30, 2013. We evaluate marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving revenue growth.
Our subscriber acquisition and customer activation marketing activities also include elements that are not presented as "Marketing" on our consolidated statements of operations, such as order discounts, free shipping on qualifying merchandise sales and accepting lower margins on our deals. Marketing is the primary method by which we acquire customers, and as such, is an important part of our business.
North America
North America segment marketing expense increased by $19.5 million to $72.3 million for the six months ended June 30, 2014, as compared to $52.9 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, marketing expense as a percentage of revenue for the North America segment increased to 8.5%, as compared to 7.4% for the six months ended June 30, 2013. These increases were primarily attributable to an increase in online marketing spend, in connection with our initiatives to grow our active customer base and increase awareness of the pull marketplaces.

EMEA
EMEA segment marketing expense increased by $6.8 million to $39.8 million for the six months ended June 30, 2014, as compared to $33.0 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, marketing expense as a percentage of revenue for the EMEA segment decreased to 8.7%, as compared to 9.6% for the six months ended June 30, 2013. The increase in marketing expense for the six months ended June 30, 2014, as compared to the prior year period, was primarily due to increased spending on online marketing channels, such as search engine marketing and affiliate programs that utilize third parties to promote our deals online.
Rest of World
Rest of World segment marketing expense increased by $11.9 million to $31.1 million for the six months ended June 30, 2014, as compared to $19.2 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, marketing expense as a percentage of revenue for the Rest of World segment increased to 15.9%, as compared to 12.8% for the six months ended June 30, 2013. These increases were primarily attributable to our acquisition of Ticket Monster, as we incurred $16.3 million of marketing expenditures for the six months ended June 30, 2014 in connection with our initiatives to grow the business.
Selling, General and Administrative
Selling, general and administrative expense increased by $47.0 million to $657.8 million for the six months ended June 30, 2014, as compared to $610.8 million for the six months ended June 30, 2013. This increase was attributable to the Ticket Monster and Ideeli acquisitions. Wages and benefits (excluding stock-based compensation) within selling, general and administrative expense increased by $41.6 million for the six months ended June 30, 2014, as compared to the prior year period, primarily due to the additional employees from those acquisitions. Depreciation and amortization recorded within selling, general and administrative expense increased by $24.9 million for the six months ended June 30, 2014, primarily due to increased amortization expense related to intangible assets acquired as part of those acquisitions. These increases were partially offset by lower corporate costs, including lower consulting and legal costs. Additionally, stock-based compensation recorded within selling, general and administrative expense decreased due to forfeitures resulting from the departures of two senior executives during the current period.
Selling, general and administrative expense as a percentage of revenue was 43.6% for the six months ended June 30, 2014, as compared to 50.5% for the six months ended June 30, 2013, respectively. Although revenue increased by $299.1 million, or 24.7%, for the six months ended June 30, 2014, as compared to the prior year period, selling, general and administrative expense increased by $47.0 million, or 7.7%. We are continuing to refine our sales management and administrative processes, including through automation and ongoing regionalization of back-office functions, in connection with our efforts to generate increased operating efficiencies.
Acquisition‑Related Expense (Benefit), Net
For the six months ended June 30, 2014 and 2013, we incurred net acquisition-related expenses of $2.4 million and benefits of $0.7 million, respectively. For the six months ended June 30, 2014, the net acquisition-related expense included $2.4 million of external transaction costs, primarily related to the acquisitions of Ticket Monster and Ideeli as described in Note 2 "Business Combinations," partially offset by less than $0.1 million related to changes in the fair value of contingent consideration. See Note 9 "Fair Value Measurements" for information about fair value measurements of contingent consideration arrangements.
(Loss) Income from Operations
The loss from operations for the six months ended June 30, 2014 was $27.8 million, as compared to income from operations for the six months ended June 30, 2013 of $48.6 million. The change in (loss) income from operations for the six months ended June 30, 2014, as compared to the prior year period, was primarily due to the increase in selling, general and administrative expense of $47.0 million and marketing expense of $38.1 million, partially offset by the increase in gross profit of $11.9 million. The favorable impact on the loss from operations from year-over-year changes in foreign exchange rates for the six months ended June 30, 2014 was $2.7 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, decreased by $63.9 million to $25.9 million for the six months ended June 30, 2014, as compared to $89.9 million for the six months ended June 30, 2013. The decrease in segment operating income was primarily attributable to an increase in segment operating expenses and a decrease in segment gross profit.
EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, decreased by $12.3 million to $46.6 million for the six months ended June 30, 2014, as compared to $58.9 million for the six months ended June 30, 2013. The decrease in segment operating income was primarily attributable to a decrease in segment gross profit and an increase in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $4.0 million to a loss of $42.6 million for the six months ended June 30, 2014, as compared to a loss of $38.6 million for the six months ended June 30, 2013. The increased segment operating loss was primarily attributable to an increase in segment operating expenses, partially offset by an increase in segment gross profit.
Other Expense, Net
Other expense, net was $1.9 million for the six months ended June 30, 2014, as compared to $10.7 million for the six months ended June 30, 2013. The decrease in other expense, net was primarily due to a decrease in foreign currency transaction losses for the six months ended June 30, 2014, as compared to the prior year period.
Provision for Income Taxes
For the six months ended June 30, 2014 and 2013, we recorded income tax expense of $26.6 million and $46.7 million, respectively.
The effective tax rate was (89.7)% for the six months ended June 30, 2014, as compared to 123.2% for the six months ended June 30, 2013. The most significant factors impacting our effective tax rate for the six months ended June 30, 2014 and 2013 were losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
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
We are subject to income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. As of June 30, 2014, we believe that it is reasonably possible that a change of up to $48.0 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.

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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that comprises net income (loss) excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and acquisition-related expense (benefit), net. We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Net loss" for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(20,922)	$(5,551)	$(56,285)	$(8,793)
Adjustments:
Stock-based compensation(1)	31,655	32,446	55,384	62,353
Acquisition-related expense (benefit), net(2)	597	(815)	2,382	(747)
Depreciation and amortization	34,658	21,468	69,398	42,168
Other expense, net	1,023	5,579	1,863	10,662
Provision for income taxes	12,045	27,384	26,615	46,721
Total adjustments	79,978	86,062	155,642	161,157
Adjusted EBITDA	$59,056	$80,511	$99,357	$152,364

(1)	Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing" on the consolidated statements of operations.

(2)
Represents changes in the fair value of contingent consideration related to business combinations and external transaction costs related to business combinations, primarily consisting of legal and advisory fees.

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

The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash (used in) provided by operating activities," for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net cash (used in) provided by operating activities	$(22,747)	$43,302	$(43,464)	$52,062
Purchases of property and equipment and capitalized software	(31,053)	(14,042)	(47,408)	(28,510)
Free cash flow	$(53,800)	$29,260	$(90,872)	$23,552

Net cash used in investing activities	$(34,498)	$(15,862)	$(173,106)	$(46,541)
Net cash used in financing activities	$(114,753)	$(7,941)	$(156,245)	$(17,283)
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
Liquidity and Capital Resources
As of June 30, 2014, we had $868.1 million in cash and cash equivalents, which primarily consisted of cash, money market accounts and overnight securities.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows from operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. Although we generated negative cash flow from operations for the six months ended June 30, 2014, our trailing twelve-month cash flow from operations was positive $122.9 million as of June 30, 2014, and we expect cash flows from operations to be positive in annual periods for the foreseeable future. We generally use this cash flow to fund our operations, make additional acquisitions, purchase capital assets, purchase treasury stock and meet our other cash operating needs. Cash flow (used in) provided by operations was $(43.5) million and $52.1 million for the six months ended June 30, 2014 and 2013, respectively.
We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of June 30, 2014, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $326.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In August 2014, we entered into a three-year senior secured revolving credit agreement (the "Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million. Borrowings under the Credit Agreement bear interest, at our option, at a rate per annum equal to the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the Credit Agreement) plus an additional margin ranging between 0.25% and 2.00%. We are required to pay quarterly commitment fees ranging from 0.20% to 0.35% per annum of the average daily amount available under the Credit Agreement. The Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $250.0 million. Under the terms of the Credit Agreement, we are required to maintain, as of the last day of each fiscal quarter, unrestricted cash of at least $400.0 million, including $200.0 million in accounts held with lenders under the Credit Agreement or their affiliates. The Credit Agreement also contains various other operating and financial covenants. See Note 12 "Subsequent Events" for additional information. No borrowings are currently outstanding under the Credit Agreement.
Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for at least the next twelve months.
Uses of Cash
On January 2, 2014, we acquired Ticket Monster for an aggregate acquisition price of $259.4 million, after closing working capital adjustments, of which $99.9 million was paid in cash and the balance was paid in our Class A common stock. On January

13, 2014, we acquired all of the outstanding equity interests of Ideeli for an aggregate acquisition price of $42.7 million, of which $42.3 million was paid for in cash. In the second quarter of 2014, we acquired two other businesses for an aggregate acquisition price of $7.5 million, of which $3.5 million was paid for in cash. We intend to continue to acquire additional businesses and make strategic minority investments in complementary businesses throughout 2014 to grow our customer base, expand our merchant relationships, enhance our technology capabilities and acquire experienced workforces.
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
The Board of Directors has authorized us to purchase up to $300 million of our outstanding Class A common stock through August 2015.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so. During the six months ended June 30, 2014, we purchased 20.3 million shares of Class A common stock for an aggregate purchase price of $135.4 million (including fees and commissions) under the share repurchase program. As of June 30, 2014, up to $118.0 million of Class A common stock remains available for repurchase under the share repurchase program.
We currently plan to fund investments in business acquisitions, strategic minority investments, technology, and sales and marketing, as well as our share repurchase program, with our available cash and cash equivalents and cash flows generated from our operations. We also have the ability to borrow funds under the Credit Agreement, described above, although we have no immediate plans to do so. We may also seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for future acquisitions or other strategic investment opportunities.
Cash Flow
Our net cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(43,464)	$52,062
Investing activities	(173,106)	(46,541)
Financing activities	(156,245)	(17,283)
Effect of changes in exchange rates on cash and cash equivalents	431	(15,516)
Net decrease in cash and cash equivalents	$(372,384)	$(27,278)
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
Our Goods category has lower margins than our Local and Travel categories. As a result, the significant revenue growth in that category in recent periods, both in absolute dollars and as a percentage of the Company's overall revenue, has not generated commensurate benefits to our operating cash flows. Additionally, the decline in revenue from our Local category for the six months ended June 30, 2014, as compared to the prior year period, has adversely impacted our operating cash flows.
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
For the six months ended June 30, 2014, our net cash used in operating activities was $43.5 million, which consisted of a $103.5 million net decrease related to changes in working capital and other assets and liabilities and a $56.3 million net loss, partially offset by a $116.3 million net increase for certain non-cash items. The net decrease in cash resulting from changes in working capital activities primarily consisted of a $41.9 million decrease in accrued merchant and supplier payables, a $36.9 million decrease in accrued expenses and other current liabilities, a $27.3 million increase in accounts receivable, a $5.9 million increase in prepaid expenses and other current assets, and a $5.2 million decrease in accounts payable. The $41.9 million decrease in accrued merchant and supplier payables was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2013. The net adjustments for certain non-cash items include $69.4 million of depreciation and amortization expense and $55.4 million of stock-based compensation expense, partially offset by $9.9 million of excess tax benefits on stock-based compensation.
For the six months ended June 30, 2013, our net cash provided by operating activities was $52.1 million, which consisted of a $99.5 million net increase for certain non-cash items, partially offset by a $38.6 million net decrease related to changes in working capital and other assets and liabilities and an $8.8 million net loss. The net adjustments for certain non-cash items include $62.4 million of stock-based compensation expense and $42.2 million of depreciation and amortization expense. The net decrease in cash resulting from changes in working capital activities primarily consisted of a $38.0 million decrease in accrued merchant and supplier payables and a $22.8 million decrease in accounts payable, partially offset by a $16.0 million decrease in prepaid expenses and other current assets. The $38.0 million decrease in accrued merchant and supplier payables was primarily attributable to payments to suppliers of merchandise in early 2013 related to Goods transactions from November and December of 2012.
Cash Used In Investing Activities
Cash used in investing activities primarily consists of capital expenditures, acquisitions of businesses and minority investments.
For the six months ended June 30, 2014, our net cash used in investing activities of $173.1 million consisted of $120.7 million in net cash paid for acquisitions as described in Note 2, "Business Combinations," $47.4 million in capital expenditures, including capitalized internally-developed software, $4.6 million in purchases of investments, and $0.4 million in purchases of intangible assets.
For the six months ended June 30, 2013, our net cash used in investing activities of $46.5 million consisted of $28.5 million in capital expenditures, including capitalized internally-developed software, $13.1 million in purchases of investments, $2.0 million related to the settlement of the liability related to the purchase of an additional interest in a consolidated subsidiary, $1.5 million for purchases of intangible assets and $1.5 million in net cash paid for business acquisitions.
Cash Used in Financing Activities
For the six months ended June 30, 2014, our net cash used in financing activities of $156.2 million was driven primarily by purchases of treasury stock under our share repurchase program of $135.5 million and taxes paid related to net share settlements of stock-based compensation awards of $24.3 million. Our net cash used in financing activities was also due to partnership distributions to noncontrolling interest holders of $4.1 million, settlements of purchase price obligations related to acquisitions of $3.1 million and payments of capital lease obligations of $2.1 million, partially offset by $9.9 million of excess tax benefits related to stock-based compensation and $3.1 million of proceeds from stock option exercises and our employee stock purchase plan.
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
Free Cash Flow
Free cash flow, a non-GAAP financial measure, was $(90.9) million and $23.6 million for the six months ended June 30, 2014, and 2013, respectively.  The decrease in free cash flow for the six months ended June 30, 2014, as compared to the prior year period, was due to the $95.5 million decrease in our operating cash flow and higher capital expenditures.  For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.

Contractual Obligations and Commitments
Except for commitments under operating leases that were assumed in connection with the Ticket Monster and Ideeli acquisitions, as described in Note 2, "Business Combinations," our commitments as of June 30, 2014 did not materially change from the amounts set forth in our 2013 Annual Report on Form 10-K. As of June 30, 2014, estimated future payments under operating leases assumed in connection with the Ticket Monster and Ideeli acquisitions for each of the next five years and thereafter are as follows (in thousands):

Operating leases
2014	$2,735
2015	5,243
2016	5,034
2017	4,418
2018	2,631
Thereafter	11,110
Total minimum lease payments	$31,171
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2014.
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
Third party revenue recognition
We generate third party revenue, where we act as the third party marketing agent, by offering goods and services provided by third party merchants at a discount through our online local commerce marketplaces that connect merchants to consumers. Our marketplaces include deals offered in three primary categories: Local, Goods and Travel. Customers purchase the discount vouchers ("Groupons") from us and redeem them with merchants.

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
Direct revenue is derived primarily from selling consumer products through our Goods category where we are the merchant of record. We are the primary obligor in these transactions, are subject to general inventory risk and have latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis, excluding applicable taxes and net of estimated refunds. For purposes of evaluating whether product revenue should be recognized on a gross basis, unmitigated general inventory risk is a strong indicator of whether a seller has the risks and rewards of a principal to the sale transaction. U.S. GAAP specifies that general inventory risk exists if a seller either takes title to a product before that product is ordered by a customer (that is, maintains the product in inventory) or will take title to the product if it is returned by the customer (that is, back-end inventory risk) and the customer has a right of return. We have unmitigated general inventory risk on all of our direct revenue. Currently, that general inventory risk is primarily in the form of back-end inventory risk, as the amount of inventory that we maintain on hand has not been significant in relation to the amount of our direct revenue. However, we had $55.5 million of finished goods inventory on hand as of June 30, 2014, and in future periods we may increase the levels of inventory on hand for our Goods category. For Goods transactions where we are performing a service by acting as a marketing agent of the merchant, revenue is recorded on a net basis and is presented within third party revenue.
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
We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of June 30, 2014, our market capitalization of $4.4 billion substantially exceeded our consolidated net book value of $730.9 million.
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
For purposes of assessing whether it is more likely than not that our deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $909.5 million and $848.9 million as of June 30, 2014 and December 31, 2013, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. Outside of the United States, we have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions. Due to our cumulative losses outside of the United States, we have recognized valuation allowances against deferred tax assets that are not supported by those objective sources of taxable income. As of June 30, 2014, we have not recognized deferred tax assets without a valuation allowance outside of the United States when the only sources of taxable income are projected future earnings or tax planning strategies. For certain jurisdictions where applicable tax law imposes limitations that may prevent us from realizing our deferred tax assets through the scheduled reversal of taxable temporary differences, we have recorded valuation allowances in excess of the net deferred tax asset balances.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Management is still assessing the impact of adoption on its condensed consolidated financial statements.
There are no additional accounting standards that have been issued but not yet adopted that we believe will have a material impact on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effect of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, Korean won, British pound sterling, Japanese yen and Brazilian real, which exposes us to foreign currency risk. For the three months ended June 30, 2014, we derived approximately 30.3% and 13.3% of our revenue from our EMEA and Rest of World segments, respectively. For the six months ended June 30, 2014, we derived approximately 30.4% and 12.9% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of June 30, 2014 and December 31, 2013.
As of June 30, 2014, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $190.3 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $19.0 million. This compares to a $168.2 million working capital deficit subject to foreign currency exposure as of December 31, 2013, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $16.8 million. The primary difference between foreign currency exposure from December 31, 2013 to June 30, 2014 is due to fluctuations in foreign currencies against the U.S. Dollar during 2014 and increases in the working capital deficit in the current period, primarily attributable to our acquisition of Ticket Monster.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In August 2014, the Company entered into a three-year Credit Agreement that provides for aggregate principal borrowings up to $250.0 million. As of August 5, 2014, there were no borrowings outstanding under the Credit Agreement. Because our Credit Agreement bears interest at a variable rate, we will be exposed to market risk relating to changes in interest rates, once we draw down under the Credit Agreement. We also have long-term borrowings, which consist of $8.9 million of long-term capital lease obligations, and investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We believe that the interest rate risk on the long-term capital lease obligations and investments is not significant.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2014 and 2013.
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
Based on this evaluation, our management concluded that, as of June 30, 2014, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 6 "Commitments and Contingencies" of the Notes to the accompanying unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
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
One of our key objectives is to expand upon our traditional daily deals business by building out a more extensive local commerce marketplace. This strategy has required us to devote significant resources to attracting and retaining merchants who are willing to run deals on a continuous basis with us in order to build a significant inventory for our customers, as well as continuing management focus and attention. We have accepted, and expect to continue to accept, a lower portion of the gross billings from some of our merchants as we expand our marketplace. In addition, we are continuously refining our process for presenting the most relevant deals to our customers based on their personal preferences. If we are not successful in pursuing these objectives, our business, financial position and results of operations could be harmed.

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
We are subject to complex foreign and U.S. laws and regulations that apply to our international operations, including data privacy and protection requirements, the Foreign Corrupt Practices Act, the UK Anti-Bribery Act and similar local laws prohibiting certain payments to government officials, banking and payment processing regulations, and anti-competition regulations, among others. The cost of complying with these various and sometimes conflicting laws and regulations is substantial. We have implemented policies and procedures to ensure compliance with these laws and regulations, however, we cannot assure you that our employees, contractors, or agents will not violate our policies. Changing laws, regulations and enforcement actions in the U.S. and throughout the world could harm our business.

If, as we continue to expand internationally, we are unable to successfully replicate our business model due to these and other commercial and regulatory constraints in our international markets, our business may be adversely affected.
Our financial results will be adversely affected if we are unable to execute on our marketing strategy.
We historically focused our marketing spend on subscriber acquisition, but have shifted our focus to customer activation and mobile application downloads, as well as to increasing awareness of our shift to a more complete local commerce marketplace. We increased our marketing expense to $143.2 million during the first two quarters of 2014 as compared to $105.1 million during the first two quarters of 2013. If our assumptions regarding our marketing efforts and strategies prove incorrect, our ability to generate profits from our investments may be less than we have assumed. In such case, we may need to increase expenses or otherwise alter our strategy and our results of operations could be negatively impacted.
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
We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms through our marketplace and provide our customers with a good experience. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. In addition, if we are unsuccessful in our efforts to introduce services to merchants as part of our local commerce operating system, we will not experience a corresponding growth in our merchant pool sufficient to offset the cost of these initiatives. We must continue to attract and retain merchants in order to increase revenue and profitability. If new merchants do not find our marketing and promotional services effective, or if existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profits, they may stop making offers through our marketplace. In addition, we may experience attrition in our merchants in the ordinary course of business resulting from several factors, including losses to competitors and merchant closures or bankruptcies. If we are unable to attract new merchants in numbers sufficient to grow our business, or if merchants are unwilling to offer products or services with compelling terms through our marketplace or offer favorable payment terms to us, our operating results will be adversely affected.
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
Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale, our entrance into the mobile payments space, our expanded geographic footprint and international presence, the outsourcing of some of our business operations and threats of cyber-attacks.  Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access are a high priority for us, this may not successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures.  In addition, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose sensitive information in order to gain access to our secure systems and networks. For example, in May 2013, a hacker accessed a database of our Taiwan subscribers containing usernames and passwords.
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
We had an accumulated deficit of $909.5 million as of June 30, 2014. We anticipate that our financial results will be impacted as we continue to invest in our growth, through increased spending in some areas and through accepting a lower portion of the proceeds from our deals, as we attempt to add more merchants to our marketplace. These efforts may prove more difficult than we currently anticipate, and we may not succeed in realizing the benefits of these efforts in a short time frame, or at all. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue, as well as any changes in our mix of sales between our higher and lower margin categories, could prevent us from attaining or increasing, or could reduce, our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
The success of our business depends in part on our ability to retain and increase the number of merchants who use our service, particularly as we continue to grow our marketplace. Currently, when a merchant works with us to offer a deal for its products or services, it receives an agreed-upon portion of the total proceeds from each Groupon sold, and we retain the rest. If merchants decide that utilizing our services no longer provides an effective means of attracting new customers or selling their goods and services, they may require a higher portion of the total proceeds from each Groupon sold. In addition, while we have historically absorbed the full cost of promotional discounts that we offer to our customers from time to time (such as 10% off any order), we intend to begin passing on a portion of these discounts to our merchants, but may not be successful in doing so.  Also, as part of our strategy to grow our merchant base, we have been accepting a lower portion of the total proceeds from each Groupon sold in some instances. This could adversely affect our revenue and gross profit.
In addition, we expect to face increased competition from other Internet and technology-based businesses. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new customers. If competitors engage in group buying initiatives in which merchants receive a higher portion of the revenue than we currently offer, or if we target merchants who will only agree to run deals if they receive a higher portion of the proceeds, we may be forced to take a lower portion of the gross billings.
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
We believe that seasonal fluctuations will continue to impact our cash flows, particularly as a result of the growth of our Goods category. Our operating cash flow for the six months ended June 30, 2014 was adversely impacted by a $41.9 million decrease in accrued merchant and supplier payables, which was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2013. Our operating cash flows have been adversely impacted by lower growth or declines in our Local category in recent periods. We have used the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer our merchants more favorable or accelerated payment terms or our revenue does not grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
Our success is dependent upon our ability to provide a superior mobile experience for our customers, and our customers' continued ability to access our offerings through mobile devices.
In June 2014, 55% of our global transactions were completed on mobile devices. Over 91 million people have downloaded our mobile applications worldwide. In order to continue to grow our mobile transactions, it is critical that our applications work well with a range of mobile technologies, systems, networks and standards. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices or use mobile devices that do not offer access to our mobile applications.

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
Certain factors may cause our international costs of doing business to exceed our comparable costs in North America. For example, in some countries, expanding our product and service offerings may require a close commercial relationship with one or more local banks, a shared ownership interest with a local entity or registration as a bank under local law. Such requirements may reduce our revenue, increase our costs or limit the scope of our activities in particular countries.
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
We have in the past acquired a number of companies, including Ticket Monster, which we acquired on January 2, 2014 for total consideration of $259.4 million, and Ideeli, which we acquired on January 13, 2014 for total consideration of $42.7 million. We expect to continue to evaluate, consider and potentially consummate a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and minority investments. However, we may be unable to successfully complete potential acquisitions. Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems and exposure to unknown or unforeseen liabilities of acquired companies. We may not realize the anticipated benefits of any or all of our acquisitions and investments, or we may not realize them in the time frame expected. In addition, the integration of an acquisition could divert management's time and the company's resources. If we pay for an acquisition or a minority investment in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock it could be dilutive to our stockholders. Additionally, we do not have the ability to exert control over our joint ventures and minority investments, and therefore we are dependent on others in order to realize their potential benefits.
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
When we process credit card payments for merchants, we may be subject to chargeback liability if our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers.

We offer a credit card payment processing service to merchants.  If we process a payment that is successfully disputed by the customer at a later date, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we or our clearing bank is unable to collect such amounts from the merchant's account, or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder.  Any chargebacks not paid by our merchants may adversely affect our financial condition and results of operations. In addition, if our clearing bank terminates our relationship and we are unable to secure a relationship with another clearing bank, we would be unable to process payments.

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
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock is highly volatile.
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

Pursuant to our publicly announced share repurchase program, we are authorized to repurchase up to $300 million of our outstanding Class A common stock through August 2015 and have approximately $118 million remaining under this authorization as of June 30, 2014. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time.

The concentration of our capital stock ownership with our founders, executive officers, employees and directors and their affiliates will limit stockholders' ability to influence corporate matters.
Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of August 1, 2014, our founders, Eric Lefkofsky, Bradley Keywell and Andrew Mason control 100% of our outstanding Class B common stock and, based on information available to us, approximately 24.0% of our outstanding Class A common stock, representing approximately 50.5% of the voting power of our outstanding capital stock. Messrs. Lefkofsky, Keywell and Mason will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2014, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
The Board of Directors has authorized us to purchase up to $300 million of our outstanding Class A common stock through August 2015.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.  We expect to fund the repurchases through cash on hand and future cash flow.  We also have the ability to fund share repurchases with borrowings under our Credit Agreement, which we entered into in July 2014. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so.
During the three months ended June 30, 2014, we purchased 17,228,792 shares of Class A common stock for an aggregate purchase price of $106.0 million (including fees and commissions) under the share repurchase program. A summary of our Class A common stock repurchases during the three months ended June 30, 2014 under the repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2014	1,610,800	$7.38	1,610,800	$212,000,000
May 1-31, 2014	13,669,292	6.00	13,669,292	130,000,000
June 1-30, 2014	1,948,700	6.21	1,948,700	118,000,000
Total	17,228,792	$6.15	17,228,792	$118,000,000
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August 2014.

GROUPON, INC.
By:	/s/ Jason E. Child
	Name:	Jason E. Child
	Title:	Chief Financial Officer

EXHIBITS

Exhibit Number	Description
10.20*	Employment Agreement by and between Groupon, Inc. and Dane Drobny
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data file
_____________________________________
* - Management contract or compensatory plan or arrangement.