Form 10-Q
period 2014-09-30
Groupon, Inc.
filed 2014-10-31
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Yes             No  ☒
As of October 28, 2014, there were 668,957,164 of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$855,168	$1,240,472
Accounts receivable, net	124,598	83,673
Deferred income taxes	26,564	27,938
Prepaid expenses and other current assets	243,750	210,415
Total current assets	1,250,080	1,562,498
Property, equipment and software, net	170,534	134,423
Goodwill	441,290	220,827
Intangible assets, net	119,810	28,443
Investments	23,639	20,652
Deferred income taxes, non-current	44,709	35,941
Other non-current assets	22,103	39,226
Total Assets	$2,072,165	$2,042,010
Liabilities and Equity
Current liabilities:
Accounts payable	$25,848	$27,573
Accrued merchant and supplier payables	754,628	752,943
Accrued expenses	223,677	226,986
Deferred income taxes	44,787	47,558
Other current liabilities	134,116	132,718
Total current liabilities	1,183,056	1,187,778
Deferred income taxes, non-current	9,668	10,853
Other non-current liabilities	151,486	131,697
Total Liabilities	1,344,210	1,330,328
Commitments and contingencies (see Note 6)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 694,272,530 shares issued and 668,185,526 shares outstanding at September 30, 2014 and 670,149,976 shares issued and 665,717,176 shares outstanding at December 31, 2013	70	67
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	1,814,040	1,584,211
Treasury stock, at cost, 26,087,004 shares at September 30, 2014 and 4,432,800 shares at December 31, 2013	(190,355)	(46,587)
Accumulated deficit	(930,748)	(848,870)
Accumulated other comprehensive income	34,948	24,830
Total Groupon, Inc. Stockholders' Equity	727,955	713,651
Noncontrolling interests	—	(1,969)
Total Equity	727,955	711,682
Total Liabilities and Equity	$2,072,165	$2,042,010

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Third party and other	$399,803	$394,987	$1,232,173	$1,252,966
Direct	357,251	200,072	1,034,094	552,242
Total revenue	757,054	595,059	2,266,267	1,805,208
Cost of revenue:
Third party and other	61,497	54,001	182,226	179,524
Direct	315,413	181,436	928,314	502,359
Total cost of revenue	376,910	235,437	1,110,540	681,883
Gross profit	380,144	359,622	1,155,727	1,123,325
Operating expenses:
Marketing	59,935	53,265	203,134	158,319
Selling, general and administrative	325,942	294,074	983,751	904,880
Acquisition-related (benefit) expense, net	(304)	(1,529)	2,078	(2,276)
Total operating expenses	385,573	345,810	1,188,963	1,060,923
(Loss) income from operations	(5,429)	13,812	(33,236)	62,402
Other (expense) income, net	(20,023)	832	(21,886)	(9,830)
(Loss) income before (benefit) provision for income taxes	(25,452)	14,644	(55,122)	52,572
(Benefit) provision for income taxes	(6,434)	15,936	20,181	62,657
Net loss	(19,018)	(1,292)	(75,303)	(10,085)
Net income attributable to noncontrolling interests	(2,190)	(1,288)	(6,575)	(4,061)
Net loss attributable to Groupon, Inc.	$(21,208)	$(2,580)	$(81,878)	$(14,146)

Net loss per share
Basic	$(0.03)	$(0.00)	$(0.12)	$(0.02)
Diluted	$(0.03)	$(0.00)	$(0.12)	$(0.02)

Weighted average number of shares outstanding
Basic	669,526,524	666,432,848	675,814,535	662,531,567
Diluted	669,526,524	666,432,848	675,814,535	662,531,567

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(19,018)	$(1,292)	$(75,303)	$(10,085)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,827	(1,072)	9,899	11,416
Available-for-sale securities:
Net unrealized loss during the period	(425)	(109)	(799)	(19)
Reclassification adjustment for impairment included in net loss	831	—	831	—
Net change in unrealized gain (loss) (net of tax effects of $248 and ($68) for the three months ended September 30, 2014 and 2013, respectively, and $23 and ($12) for the nine months ended September 30, 2014 and 2013, respectively)	406	(109)	32	(19)
Other comprehensive income (loss)	2,233	(1,181)	9,931	11,397
Comprehensive (loss) income	(16,785)	(2,473)	(65,372)	1,312
Comprehensive income attributable to noncontrolling interests	(2,187)	(1,302)	(6,388)	(4,325)
Comprehensive loss attributable to Groupon, Inc.	$(18,972)	$(3,775)	$(71,760)	$(3,013)

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Groupon Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2013	672,549,952	$67	$1,584,211	(4,432,800)	$(46,587)	$(848,870)	$24,830	$713,651	$(1,969)	$711,682
Net loss	—	—	—	—	—	(81,878)	—	(81,878)	6,575	(75,303)
Foreign currency translation	—	—	—	—	—	—	10,086	10,086	(187)	9,899
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	32	32	—	32
Common stock issued in connection with acquisition of business, net of issuance costs	13,825,283	2	162,703	—	—	—	—	162,705	—	162,705
Shares issued to settle liability-classified awards and contingent consideration	102,180	—	1,041	—	—	—	—	1,041	—	1,041
Purchase of interests in consolidated subsidiaries	—	—	(6,310)	—	—	—	—	(6,310)	2,415	(3,895)
Exercise of stock options	805,225	—	807	—	—	—	—	807	—	807
Vesting of restricted stock units	12,741,462	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	857,171	—	5,397	—	—	—	—	5,397	—	5,397
Tax withholdings related to net share settlements of stock-based compensation awards	(4,208,767)	—	(33,149)	—	—	—	—	(33,149)	—	(33,149)
Stock-based compensation on equity-classified awards	—	—	97,857	—	—	—	—	97,857	—	97,857
Excess tax benefits, net of shortfalls, on stock-based compensation awards	—	—	1,484	—	—	—	—	1,484	—	1,484
Purchases of treasury stock	—	—	—	(21,654,204)	(143,768)	—	—	(143,768)	—	(143,768)
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6,834)	(6,834)
Balance at September 30, 2014	696,672,506	$70	$1,814,040	(26,087,004)	$(190,355)	$(930,748)	$34,948	$727,955	$—	$727,955

See Notes to unaudited Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(75,303)	$(10,085)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	71,476	49,186
Amortization of acquired intangible assets	36,068	16,131
Stock-based compensation	89,958	89,223
Deferred income taxes	(1,956)	(1,225)
Excess tax benefits on stock-based compensation	(12,573)	(12,116)
Loss on equity method investments	459	58
Net gain from changes in fair value of contingent consideration	(1,059)	(2,276)
Impairment of investments	2,036	—
Change in assets and liabilities, net of acquisitions:
Restricted cash	6,961	(81)
Accounts receivable	(29,267)	8,999
Prepaid expenses and other current assets	(32,397)	13,146
Accounts payable	(8,964)	(25,867)
Accrued merchant and supplier payables	(61,219)	(72,290)
Accrued expenses and other current liabilities	(27,091)	(27,790)
Other, net	44,873	15,144
Net cash provided by operating activities	2,002	40,157
Investing activities
Purchases of property and equipment and capitalized software	(67,461)	(43,574)
Acquisitions of businesses, net of acquired cash	(117,303)	(6,349)
Purchases of investments	(6,704)	(19,583)
Settlement of liabilities related to purchase of additional interests in consolidated subsidiaries	(1,599)	(1,959)
Purchases of intangible assets	(500)	(1,520)
Net cash used in investing activities	(193,567)	(72,985)
Financing activities
Payments for purchases of treasury stock	(145,395)	(7,376)
Excess tax benefits on stock-based compensation	12,573	12,116
Taxes paid related to net share settlements of stock-based compensation awards	(32,390)	(26,504)
Debt issuance costs	(1,029)	—
Common stock issuance costs in connection with acquisition of business	(158)	—
Payments of contingent consideration from acquisitions	—	(780)
Settlements of purchase price obligations related to acquisitions	(3,136)	(5,000)
Proceeds from stock option exercises and employee stock purchase plan	6,204	6,578
Partnership distribution payments to noncontrolling interest holders	(6,178)	(4,286)
Payments of capital lease obligations	(3,559)	(1,001)
Net cash used in financing activities	(173,068)	(26,253)
Effect of exchange rate changes on cash and cash equivalents	(20,671)	(10,351)
Net decrease in cash and cash equivalents	(385,304)	(69,432)
Cash and cash equivalents, beginning of period	1,240,472	1,209,289
Cash and cash equivalents, end of period	$855,168	$1,139,857

Non-cash investing and financing activities
Issuance of common stock in connection with acquisition of business	$162,862	$3,051
Contingent consideration liabilities incurred in connection with acquisitions	$4,006	$3,567
Equipment acquired under capital lease obligations	$18,546	$7,377
Shares issued to settle liability-classified awards and contingent consideration	$1,041	$3,394
Liability for purchases of treasury stock	$120	$1,638
Liability for purchase consideration	$359	$—
Liability for purchase of additional interests in consolidated subsidiaries	$2,296	$—
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	$5,508	$1,713

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
The Company's operations are organized into three segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). See Note 12 "Segment Information."
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control and variable interest entities for which the Company has determined that it is the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as "Noncontrolling interests." Equity investments in entities in which the Company does not have a controlling financial interest are accounted for under either the equity method, the cost method or as available-for-sale securities, as appropriate.
Reclassifications
Certain reclassifications have been made to the condensed consolidated financial statements of prior periods and the accompanying notes to conform to the current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are utilized for, but not limited to, stock-based compensation, income taxes, valuation of acquired goodwill and intangible assets, investments, customer refunds, contingent liabilities and the useful lives of property, equipment and software and intangible assets.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Actual results could differ materially from those estimates.
2. BUSINESS COMBINATIONS
The Company acquired four businesses during the nine months ended September 30, 2014.  These business combinations were accounted for using the acquisition method, and the results of each of those acquired businesses have been included in the condensed consolidated financial statements beginning on the respective acquisition dates. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, and changes to those allocations may occur as a result of final working capital adjustments and tax return filings. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including growing the Company's merchant and customer base, acquiring assembled workforces, expanding its presence in international markets, expanding and advancing its product offerings and enhancing technology capabilities. The goodwill from these business combinations is generally not deductible for tax purposes.
For the three and nine months ended September 30, 2014, $0.7 million and $3.1 million, respectively, of external transaction costs related to business combinations, primarily consisting of legal and advisory fees, are classified within "Acquisition-related (benefit) expense, net" on the condensed consolidated statements of operations.
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

Cash	$96,496
Issuance of 13,825,283 shares of Class A common stock	162,862
Total	$259,358
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
     Ideeli, Inc.
On January 13, 2014, the Company acquired all of the outstanding equity interests of Ideeli, Inc. (d/b/a "Ideel"), a fashion flash site based in the United States. The primary purpose of this acquisition was to expand and advance the Company's product offerings. The aggregate acquisition-date fair value of the consideration transferred for the Ideel acquisition totaled $42.7 million, which consisted of the following (in thousands):

Cash	$42,339
Liability for purchase consideration	359
Total	$42,698

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the allocation of the aggregate acquisition price of the Ideel acquisition (in thousands):

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
Other Acquisitions
The Company acquired two other businesses during the nine months ended September 30, 2014. The primary purpose of these acquisitions was to acquire an experienced workforce, expand and advance product offerings and enhance technology capabilities. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $7.5 million, which consisted of the following (in thousands):

Cash	$3,477
Contingent consideration	4,006
Total	$7,483

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the allocation of the aggregate purchase price of these other acquisitions (in thousands):

Net working capital (including acquired cash of $0.2 million)	$(52)
Goodwill	6,261
Intangible assets: (1)
Subscriber relationships	560
Brand relationships	579
Developed technology	568
Deferred income taxes, non-current	(433)
Total acquisition price	$7,483

(1)	Acquired intangible assets have estimated useful lives of between 3 and 5 years.
Pro forma results of operations presented below do not include the results of these other acquisitions because the effects of these acquisitions, individually and in the aggregate, were not material to the Company's condensed consolidated results of operations.
Pro Forma Financial Information
     The following unaudited pro forma information presents the combined operating results of the Company for the three and nine months ended September 30, 2013, as if the Company had acquired Ticket Monster and Ideel as of January 1, 2013 (in thousands). Pro forma results of operations have not been presented for the nine months ended September 30, 2014, because the operating results of Ticket Monster and Ideel from January 1, 2014 through their respective acquisition dates were not material to the Company's consolidated results of operations for the nine months ended September 30, 2014. The underlying pro forma results include the historical financial results of the Company and these two acquired businesses adjusted for depreciation and amortization expense associated with the assets acquired. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and the acquired entities. Accordingly, these unaudited pro forma results are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred as of January 1, 2013, nor are they indicative of future results of operations.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue	$642,645	$1,949,406
Net loss	(23,004)	(79,936)
     The revenue and net loss of Ticket Monster included in our condensed consolidated statements of operations were $42.8 million and $6.4 million for the three months ended September 30, 2014, respectively, and $107.4 million and $30.3 million for the nine months ended September 30, 2014, respectively. The revenue and net loss of Ideel included in our condensed consolidated statements of operations were $20.6 million and $0.5 million for the three months ended September 30, 2014, respectively, and $58.1 million and $3.7 million for the nine months ended September 30, 2014, respectively.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the nine months ended September 30, 2014 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	North America	EMEA	Rest of World	Consolidated
Balance as of December 31, 2013	$85,457	$115,669	$19,701	$220,827
Goodwill related to acquisitions	11,640	—	220,592	232,232
Other adjustments(1)	(157)	(9,578)	(2,034)	(11,769)
Balance as of September 30, 2014	$96,940	$106,091	$238,259	$441,290

(1)	Represents the impact of changes in foreign exchange rates on goodwill.
The following tables summarize the Company's other intangible assets (in thousands):

	September 30, 2014
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$105,108	$44,891	$60,217
Merchant relationships	40,653	16,522	24,131
Trade names	29,980	9,800	20,180
Developed technology	23,415	21,663	1,752
Brand relationships	7,664	1,103	6,561
Other intangible assets	17,199	10,230	6,969
Total	$224,019	$104,209	$119,810

	December 31, 2013
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$45,541	$30,866	$14,675
Merchant relationships	9,186	7,991	1,195
Trade names	6,739	6,739	—
Developed technology	23,038	19,547	3,491
Other intangible assets	16,776	7,694	9,082
Total	$101,280	$72,837	$28,443
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets was $11.8 million and $5.3 million for the three months ended September 30, 2014 and 2013, respectively, and $36.1 million and $16.1 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2014	$11,094
2015	39,055
2016	32,912
2017	18,575
2018	18,089
Thereafter	85
Total	$119,810

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	September 30, 2014	Percent Ownership of Voting Stock			December 31, 2013	Percent Ownership of Voting Stock
Cost and equity method investments:
Cost method investments	$15,920	6%	to	19%	$15,788	6%	to	19%
Equity method investments	1,231	21%	to	50%	1,690	21%	to	50%
Total cost and equity method investments	17,151				17,478
Available-for-sale securities:
Convertible debt securities	2,030				3,174
Redeemable preferred shares	4,458	19%	to	23%	—	19%
Total available-for-sale securities	6,488				3,174
Total investments	$23,639				$20,652
In February 2014, the Company acquired redeemable preferred shares in an online home services company for $4.6 million. The shares are accounted for as available-for-sale securities.
The following table summarizes the amortized cost, gross unrealized loss and fair value of the Company's available-for-sale securities as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Convertible debt securities	$2,030	$—	$2,030	$3,370	$(196)	$3,174
Redeemable preferred shares	4,599	(141)	4,458	—	—	—
Total available-for-sale securities	$6,629	$(141)	$6,488	$3,370	$(196)	$3,174
The Company's investments in available-for-sale securities have been in an unrealized loss position for less than one year as of September 30, 2014.
Other-Than-Temporary Impairment
An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. The Company conducts reviews of all of its investments with unrealized losses on a quarterly basis to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and the Company's strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, the Company considers whether it intends to sell the investment or whether it is more likely than not that it will be required to sell the investment before recovery of its amortized cost basis. Investments with unrealized losses that are determined to be other-than-temporary are written down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are not recorded for cost method investments and equity method investments, while such losses are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities. The Company recorded a $1.3 million other-than-temporary impairment of an investment in the convertible debt securities of a nonpublic entity, which is reported within "Other

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(expense) income, net" on the condensed consolidated statements of operations for the three and nine months ended September 30, 2014. The Company's investment in Life Media Limited ("F-tuan"), an entity with operations based in China, was written down to zero through an other-than-temporary impairment charge as of December 31, 2013, and continues to have an estimated fair value of zero as of September 30, 2014.
5. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other (expense) income, net for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$409	$487	$1,151	$1,348
Interest expense	(277)	(39)	(444)	(187)
Impairment of investments	(1,448)	—	(2,036)	—
Loss on equity method investments	(91)	(25)	(459)	(58)
Foreign exchange (losses) gains, net	(18,638)	326	(20,108)	(11,156)
Other	22	83	10	223
Other (expense) income, net	$(20,023)	$832	$(21,886)	$(9,830)
The following table summarizes the Company's prepaid expenses and other current assets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Current portion of unamortized tax effects on intercompany transactions	$23,377	$28,502
Finished goods inventories	57,301	57,097
Prepaid expenses	42,603	29,404
Restricted cash	11,056	14,579
VAT and income taxes receivable	82,804	52,960
Prepaid marketing	9,832	17,301
Other	16,777	10,572
Total prepaid expenses and other current assets	$243,750	$210,415

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's accrued merchant and supplier payables as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Accrued merchant payables	$575,145	$518,233
Accrued supplier payables(1)	179,483	234,710
Total accrued merchant and supplier payables	$754,628	$752,943

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes the Company's accrued expenses as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Marketing	$11,860	$12,001
Refunds reserve	29,221	38,597
Payroll and benefits	64,751	64,966
Customer credits	46,297	44,728
Professional fees	16,902	18,906
Other	54,646	47,788
Total accrued expenses	$223,677	$226,986
The following table summarizes the Company's other current liabilities as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Income taxes payable	$27,020	$21,994
VAT payable	30,476	37,627
Sales taxes payable	6,229	10,412
Deferred revenue	50,677	47,259
Other	19,714	15,426
Total other current liabilities	$134,116	$132,718
The following table summarizes the Company's other non-current liabilities as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Long-term tax liabilities	$108,233	$109,286
Deferred rent	13,216	9,148
Other	30,037	13,263
Total other non-current liabilities	$151,486	$131,697

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the components of accumulated other comprehensive income, net of tax, as of September 30, 2014 and December 31, 2013 (in thousands):

	Foreign currency translation adjustments	Unrealized loss on available-for-sale securities, net of tax	Total
Balance as of December 31, 2013	$24,952	$(122)	$24,830
Other comprehensive income (loss) before reclassification adjustments	10,086	(799)	9,287
Reclassification adjustment for impairment included in net loss	—	831	831
Other comprehensive income	10,086	32	10,118
Balance as of September 30, 2014	$35,038	$(90)	$34,948
The effects of amounts reclassified from accumulated other comprehensive income (loss) to net loss for the three and nine months ended September 30, 2014 and 2013 are presented within the following line items in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Condensed Consolidated Statements of Operations Line Item
	2014	2013	2014	2013
Other-than-temporary impairment of available-for-sale security	$1,340	$—	$1,340	$—	Other (expense) income, net
Less: Tax effect	(509)	—	(509)	—	(Benefit) provision for income taxes
Reclassification adjustment	$831	$—	$831	$—
6. COMMITMENTS AND CONTINGENCIES
Except as it relates to commitments under operating leases that were assumed in connection with the Ticket Monster and Ideel acquisitions, as described in Note 2, "Business Combinations," the Company's commitments as of September 30, 2014 did not materially change from the amounts set forth in its 2013 Annual Report on Form 10-K. As of September 30, 2014, estimated future payments under operating leases assumed in connection with the Ticket Monster and Ideel acquisitions for each of the next five years and thereafter are as follows (in thousands):

Operating leases
2014	$1,348
2015	5,148
2016	4,936
2017	4,342
2018	2,631
Thereafter	11,110
Total minimum lease payments	$29,515
Legal Matters
From time to time, the Company is party to various legal proceedings incident to the operation of its business. For example, the Company is currently involved in proceedings by stockholders, former employees, merchants, intellectual property infringement suits and suits by customers (individually or as class actions) alleging, among other things, violation of the Credit Card Accountability, Responsibility and Disclosure Act and state laws governing gift cards, stored value cards and coupons. Additionally,

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the Company is subject to general customer complaints seeking monetary damages, particularly in its Rest of World segment. The following is a brief description of significant legal proceedings.
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
The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  Originally filed in April 2012, the case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. The complaint asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Allegations in the consolidated amended complaint include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued earnings release dated February 8, 2012.  The class action lawsuit seeks an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  The plaintiff filed an amended motion for class certification on December 4, 2013.  On March 18, 2014, the court entered a scheduling order setting deadlines for fact discovery by March 13, 2015, expert discovery by August 31, 2015, and dispositive motions by October 30, 2015. On May 2, 2014, defendants filed a motion requesting exclusion of the opinions of plaintiff’s proposed market efficiency expert in resolving the motion for class certification. The court held a hearing on the motion to exclude plaintiff’s expert on September 11, 2014 and ordered that the parties file post-hearing briefings. On September 23, 2014, before the parties had commenced the ordered post-hearing briefing, the court entered an order granting plaintiff's motion for class certification. On October 1, 2014, the Company filed a petition for leave to appeal that order in the United States Court of Appeals for the Seventh Circuit. The petition is currently pending.

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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
7. REVOLVING CREDIT AGREEMENT
In August 2014, the Company entered into a three-year senior secured revolving credit agreement (the "Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million. Borrowings under the Credit Agreement bear interest, at the Company's option, at a rate per annum equal to the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the Credit Agreement) plus an additional margin ranging between 0.25% and 2.00%. The Company is required to pay quarterly commitment fees ranging from 0.20% to 0.35% per annum of the average daily amount available under the Credit Agreement. The Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $250.0 million.
The Credit Agreement is secured by substantially all of the Company's and its subsidiaries' tangible and intangible assets, including a pledge of 100% of the outstanding capital stock of substantially all of its direct and indirect domestic subsidiaries and 65% of the shares or equity interests of first-tier foreign subsidiaries and each U.S. entity whose assets substantially consist of capital stock and/or intercompany debt of one or more foreign subsidiaries, subject to certain exceptions. Certain of the Company's domestic subsidiaries are guarantors under the Credit Agreement.
The Credit Agreement contains various customary restrictive covenants that limit the Company's ability to, among other things: incur additional indebtedness; enter into sale or leaseback transactions; make investments, loans or advances; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Credit Agreement requires the Company to maintain compliance with specified financial covenants, comprised of a minimum fixed charge coverage ratio, a maximum leverage ratio, and a minimum liquidity ratio, each as set forth in the Credit Agreement. The Company is also required to maintain, as of the last day of each fiscal quarter, unrestricted cash of at least $400.0 million, including $200.0 million in accounts held with lenders under the Credit Agreement or their affiliates. Non-compliance with these covenants may result in termination of the commitments under the Credit Agreement and any then outstanding borrowings may be declared due and payable immediately. The Company has the right to terminate the Credit Agreement or reduce the available commitments at any time.
As of September 30, 2014, the Company had no borrowings or letters of credit outstanding under the Credit Agreement and was in compliance with all covenants.
8. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Common Stock
The Company's Certification of Incorporations authorizes three classes of common stock: Class A common stock, Class B common stock and common stock. No shares of common stock will be issued or outstanding until October 31, 2016, at which time all outstanding shares of Class A common stock and Class B common stock will automatically convert into shares of common

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

stock. In addition, the Company's Certification of Incorporation authorizes shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by the Board.
Share Repurchase Programs
The Board has authorized the Company to purchase up to $300.0 million of its outstanding Class A common stock through August 2015. The timing and amount of any share repurchases is determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. During the three and nine months ended September 30, 2014, the Company purchased 1,349,712 shares and 21,654,204 shares, respectively, of Class A common stock for an aggregate purchase price of $8.3 million and $143.8 million (including fees and commissions), respectively, under the share repurchase program. As of September 30, 2014, up to $109.6 million of Class A common stock remains available for repurchase under the share repurchase program.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of September 30, 2014, 45,500,684 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense of $34.6 million and $26.9 million for the three months ended September 30, 2014 and 2013, respectively, and $90.0 million and $89.2 million for the nine months ended September 30, 2014 and 2013, respectively, related to stock awards issued under the Plans, acquisition-related awards and subsidiary awards. The Company also capitalized $2.8 million and $2.2 million of stock-based compensation for the three months ended September 30, 2014 and 2013, respectively, and $7.9 million and $6.9 million of stock-based compensation for the nine months ended September 30, 2014 and 2013, respectively, in connection with internally-developed software.
As of September 30, 2014, a total of $230.1 million of unrecognized compensation costs related to unvested stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted average period of 1.4 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the nine months ended September 30, 2014 and 2013, 857,171 and 774,288 shares of common stock were issued under the ESPP, respectively.
Stock Options
The table below summarizes the stock option activity for the nine months ended September 30, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2013	3,355,054	$1.11	6.04	$35,742
Exercised	(805,225)	$1.00
Forfeited	(59,489)	$2.41
Outstanding at September 30, 2014	2,490,340	$1.14	5.30	$13,796

Exercisable at September 30, 2014	2,484,486	$1.13	5.30	$13,789

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of September 30, 2014 and December 31, 2013, respectively.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Stock Units
The table below summarizes activity regarding unvested restricted stock units under the Plans for the nine months ended September 30, 2014:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2013	41,648,055	$8.06
Granted	22,885,522	$7.83
Vested	(12,741,462)	$7.97
Forfeited	(9,586,804)	$8.00
Unvested at September 30, 2014	42,205,311	$8.03
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
The table below summarizes activity regarding unvested restricted stock for the nine months ended September 30, 2014:

	Restricted Stock	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2013	97,677	$14.00
Vested	(48,890)	$14.45
Forfeited	(13,129)	$17.07
Unvested at September 30, 2014	35,658	$15.59
9. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended September 30, 2014, the Company recorded an income tax benefit of $6.4 million on pre-tax losses of $25.5 million, for an effective tax rate of 25.3%. For the three months ended September 30, 2013, the Company recorded income tax expense of $15.9 million on pre-tax income of $14.6 million, for an effective tax rate of 108.8%.
For the nine months ended September 30, 2014, the Company recorded income tax expense of $20.2 million on pre-tax losses of $55.1 million, for an effective tax rate of (36.6)%. For the nine months ended September 30, 2013, the Company recorded income tax expense of $62.7 million on pre-tax income of $52.6 million, for an effective tax rate of 119.2%.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company's U.S. statutory rate is 35%. Significant factors impacting the effective tax rate for the three and nine months ended September 30, 2014 and 2013 included losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense. Additionally, the effective tax rate for the three and nine months ended September 30, 2014 included a $7.7 million decrease to the Company's liabilities for uncertain tax positions, as discussed in the following paragraph.
The Company is currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of these audits. For the three and nine months ended September 30, 2014, the Company decreased its liabilities for uncertain tax positions and income tax expense by $7.7 million as a result of new information that impacted its estimates of amounts that are more-likely-than not of being realized upon ultimate settlement. As of September 30, 2014, the Company believes that it is reasonably possible that additional changes of up to $35.5 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
As of September 30, 2014, unamortized tax effects of intercompany transactions of $23.4 million and $1.5 million are included within "Prepaid expenses and other current assets" and "Other non-current assets," respectively, on the condensed consolidated balance sheet. As of December 31, 2013, unamortized tax effects of intercompany transactions of $28.5 million and $20.4 million are included within "Prepaid expenses and other current assets" and "Other non-current assets," respectively, on the condensed consolidated balance sheet. As of September 30, 2014, the estimated future amortization of the tax effects of intercompany transactions is $6.2 million for the remainder of 2014 and $18.7 million for 2015. These amounts exclude the benefits, if any, for tax deductions in other jurisdictions that the Company may be entitled to as a result of the related intercompany transactions.
10. FAIR VALUE MEASUREMENTS
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
To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs in valuation methodologies used to measure fair value:
Level 1 - Measurements that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Measurements that include other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. These fair value measurements require significant judgment.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Contingent consideration - The Company has contingent obligations to transfer cash payments to the former owners in conjunction with certain acquisitions if specified financial results are met over future reporting periods. Liabilities for contingent consideration (i.e., earn-outs) are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value are recorded in earnings within "Acquisition-related (benefit) expense, net" on the condensed consolidated statements of operations.
The Company uses an income approach to value contingent consideration liabilities, which is determined based on the present value of probability-weighted future cash flows. The Company has generally classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum cash payout of $7.3 million as of September 30, 2014.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$440,578	$440,578	$—	$—
Available-for-sale securities:
Convertible debt securities	2,030	—	—	2,030
Redeemable preferred shares	4,458	—	—	4,458

Liabilities:
Contingent consideration	2,986	—	—	2,986

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,514	$585,514	$—	$—
Available-for-sale securities:
Convertible debt securities	3,174	—	—	3,174
Redeemable preferred shares	—	—	—	—

Liabilities:
Contingent consideration	606	—	—	606

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Assets
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$2,630	$3,233	$3,174	$3,087
Total gains (losses) included in other comprehensive income	740	(177)	196	(31)
Total (losses) gains included in other expense (income), net	(1,340)	—	(1,340)	—
Ending Balance	$2,030	$3,056	$2,030	$3,056
Unrealized (losses) gains still held(1)	$(600)	$(177)	$(1,144)	$(31)
Redeemable preferred shares:(2)
Beginning Balance	$4,544	$42,539	$—	$42,539
Purchase of redeemable preferred shares	—	—	4,599	—
Total (losses) gains included in other comprehensive income	(86)	—	(141)	—
Ending Balance	$4,458	$42,539	$4,458	$42,539
Unrealized (losses) gains still held(1)	$(86)	$—	$(141)	$—

Liabilities
Contingent Consideration:
Beginning Balance	$4,006	$6,854	$606	$7,601
Issuance of contingent consideration in connection with acquisitions	—	3,537	4,006	3,567
Settlements of contingent consideration liabilities	—	(750)	(424)	(780)
Reclass to non-fair value liabilities when no longer contingent	—	—	(143)	—
Total (gains) losses included in earnings(3)	(1,020)	(1,529)	(1,059)	(2,276)
Ending Balance	$2,986	$8,112	$2,986	$8,112
Unrealized (gains) losses still held(1)	$(1,020)	$(1,408)	$(1,020)	$(2,155)

(1)
Represents the unrealized losses or gains recorded in earnings and/or other comprehensive (loss) income during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(2)
For the three and nine months ended September 30, 2013, the Company's investments in Life Media Limited (F-tuan) preferred shares were previously classified as cost method investments and have been reclassified to the available-for-sale category in this table. The balance as of September 30, 2013 represents the Company’s investments in F-tuan preferred shares, which were written down to zero through an other-than-temporary impairment charge as of December 31, 2013 and continue to have an estimated fair value of zero as of September 30, 2014. The $4.5 million balance as of September 30, 2014 represents the Company's investment in the preferred shares of an online home services company during the three months ended March 31, 2014, as described in Note 4 "Investments."

(3)	Changes in the fair value of contingent consideration liabilities are classified within "Acquisition-related (benefit) expense, net" on the condensed consolidated statements of operations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition during the three and nine months ended September 30, 2014 and 2013.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the condensed consolidated financial statements (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$15,920	$16,037	$15,788	$15,573
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
The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of September 30, 2014 and December 31, 2013 due to their short term nature.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted loss per share of Class A and Class B common stock for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator
Allocation of net loss	$(18,950)	$(68)	$(1,287)	$(5)	$(75,035)	$(268)	$(10,049)	$(36)
Less: Allocation of net income attributable to noncontrolling interests	2,182	8	1,283	5	6,552	23	4,046	15
Allocation of net loss attributable to common stockholders	$(21,132)	$(76)	$(2,570)	$(10)	$(81,587)	$(291)	$(14,095)	$(51)
Denominator
Weighted-average common shares outstanding	667,126,548	2,399,976	664,032,872	2,399,976	673,414,559	2,399,976	660,131,591	2,399,976
Basic loss per share	$(0.03)	$(0.03)	$(0.00)	$(0.00)	$(0.12)	$(0.12)	$(0.02)	$(0.02)

Diluted loss per share:
Numerator
Allocation of net loss attributable to common stockholders	$(21,132)	$(76)	$(2,570)	$(10)	$(81,587)	$(291)	$(14,095)	$(51)
Reallocation of net income attributable to common stockholders as a result of conversion of Class B(1)	—	—	—	—	—	—	—	—
Allocation of net loss attributable to common stockholders	$(21,132)	$(76)	$(2,570)	$(10)	$(81,587)	$(291)	$(14,095)	$(51)
Denominator
Weighted-average common shares outstanding used in basic computation	667,126,548	2,399,976	664,032,872	2,399,976	673,414,559	2,399,976	660,131,591	2,399,976
Conversion of Class B(1)	—	—	—	—	—	—	—	—
Employee stock options(1)	—	—	—	—	—	—	—	—
Restricted shares and RSUs(1)	—	—	—	—	—	—	—	—
Weighted-average diluted shares outstanding(1)	667,126,548	2,399,976	664,032,872	2,399,976	673,414,559	2,399,976	660,131,591	2,399,976
Diluted loss per share	$(0.03)	$(0.03)	$(0.00)	$(0.00)	$(0.12)	$(0.12)	$(0.02)	$(0.02)

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted loss per share calculation for the three and nine months ended September 30, 2014 and 2013 because the effect would be antidilutive.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following outstanding equity awards are not included in the diluted loss per share calculation above because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	2,610,764	5,023,559	2,905,390	6,242,363
Restricted stock units	43,989,496	43,020,496	42,713,167	39,076,490
Restricted stock	36,988	217,005	58,718	357,339
ESPP shares	466,271	334,213	528,796	484,184
Total	47,103,519	48,595,273	46,206,071	46,160,376
In addition to the antidilutive awards as set forth in the table above, the Company also granted approximately 2,000,000 performance share units in connection with its acquisition of Ticket Monster during the nine months ended September 30, 2014. Contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. These outstanding performance share units have been excluded from the table above for the nine months ended September 30, 2014 as the performance conditions would not have been satisfied as of the end of the period.
12. SEGMENT INFORMATION
The company organizes its operations into three segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). Segment operating results reflect earnings before stock-based compensation, acquisition-related (benefit) expense, net, other (expense) income, net and (benefit) provision for income taxes. Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by the Company's chief operating decision-maker in assessing performance and allocating resources.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Revenue and profit or loss information by reportable segment reconciled to consolidated net loss for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
North America
Revenue(1)	$418,494	$360,838	$1,273,487	$1,077,574
Segment cost of revenue and operating expenses(2)	405,910	335,670	1,234,973	962,532
Segment operating income(2)	12,584	25,168	38,514	115,042
EMEA
Revenue(1)	230,072	147,950	688,655	491,710
Segment cost of revenue and operating expenses(2)	207,643	132,346	619,594	417,222
Segment operating income(2)	22,429	15,604	69,061	74,488
Rest of World
Revenue	108,488	86,271	304,125	235,924
Segment cost of revenue and operating expenses(2)	114,660	87,890	352,900	276,105
Segment operating loss(2)	(6,172)	(1,619)	(48,775)	(40,181)
Consolidated
Revenue	757,054	595,059	2,266,267	1,805,208
Segment cost of revenue and operating expenses(2)	728,213	555,906	2,207,467	1,655,859
Segment operating income(2)	28,841	39,153	58,800	149,349
Stock-based compensation	34,574	26,870	89,958	89,223
Acquisition-related (benefit) expense, net	(304)	(1,529)	2,078	(2,276)
(Loss) income from operations	(5,429)	13,812	(33,236)	62,402
Other (expense) income, net	(20,023)	832	(21,886)	(9,830)
(Loss) income before (benefit) provision for income taxes	(25,452)	14,644	(55,122)	52,572
(Benefit) provision for income taxes	(6,434)	15,936	20,181	62,657
Net loss	$(19,018)	$(1,292)	$(75,303)	$(10,085)

(1)
North America includes revenue from the United States of $409.3 million and $349.1 million for the three months ended September 30, 2014 and 2013, respectively, and $1,242.4 million and $1,039.7 million for the nine months ended September 30, 2014 and 2013, respectively. Beginning in September 2013, direct revenue transactions in the EMEA Goods category have been transacted through a Switzerland-based subsidiary. As a result, EMEA includes revenue from Switzerland of $117.7 million and $312.0 million for the three and nine months ended September 30, 2014, respectively.

(2)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The following table summarizes the Company's stock-based compensation expense and acquisition-related (benefit) expense, net by reportable segment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$28,493	$(304)	$21,082	$(984)	$74,179	$1,934	$69,494	$(1,364)
EMEA	2,687	—	2,616	(545)	7,187	144	9,082	(912)
Rest of World	3,394	—	3,172	—	8,592	—	10,647	—
Consolidated	$34,574	$(304)	$26,870	$(1,529)	$89,958	$2,078	$89,223	$(2,276)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Acquisition-related (benefit) expense, net for the North America segment includes external transaction costs and gains and losses relating to contingent consideration obligations incurred by U.S. legal entities relating to purchases of businesses that became part of the EMEA and Rest of World segments, which is consistent with the attribution used for internal reporting purposes.
The following table summarizes the Company's total assets by reportable segment as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
North America (1)	$978,814	$1,267,158
EMEA	543,257	616,126
Rest of World (1)	550,094	158,726
Consolidated total assets	$2,072,165	$2,042,010

(1)
North America contains assets from the United States of $940.8 million and $1,231.3 million as of September 30, 2014 and December 31, 2013, respectively. Rest of World contains assets from the Republic of Korea, including those assets acquired as a part of our acquisition of Ticket Monster described in Note 2 "Business Combinations," of $395.0 million as of September 30, 2014. There were no other individual countries that represented more than 10% of consolidated total assets as of September 30, 2014 and December 31, 2013, respectively.

Category Information
The Company offers goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). The Company also earns advertising revenue, payment processing revenue, point of sale revenue, reservation revenue and commission revenue. Revenue and gross profit from these other sources were previously considered to be distinct from our primary categories and were aggregated with revenue and gross profit from Travel, our smallest category. In recent periods, these other revenue sources have been increasingly viewed by management as a component of the Local category, as they are primarily generated through the Company's relationships with local and national merchants. Accordingly, the Company updated its presentation of category information, effective beginning with the quarter ended March 31, 2014, to include other revenue and gross profit within the Local category in the tables below, and the prior period category information has been retrospectively adjusted to conform to the current period presentation.
The following table summarizes the Company's third party and other and direct revenue by category for its three reportable segments for the three months ended September 30, 2014 and 2013 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$161,912	$161,306	$90,002	$92,141	$45,085	$51,900	$296,999	$305,347
Direct	—	1,040	—	—	—	—	—	1,040
Total	161,912	162,346	90,002	92,141	45,085	51,900	296,999	306,387

Goods:
Third party	1,139	3,999	14,750	32,008	37,814	17,215	53,703	53,222
Direct	237,816	181,915	108,360	9,271	11,075	7,846	357,251	199,032
Total	238,955	185,914	123,110	41,279	48,889	25,061	410,954	252,254

Travel:
Third party	17,627	12,578	16,960	14,530	14,514	9,310	49,101	36,418

Total revenue	$418,494	$360,838	$230,072	$147,950	$108,488	$86,271	$757,054	$595,059

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's third party and other and direct revenue by category for its three reportable segments for the nine months ended September 30, 2014 and 2013 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$503,659	$510,284	$295,607	$313,959	$131,610	$141,163	$930,876	$965,406
Direct	—	1,733	—	—	—	—	—	1,733
Total	503,659	512,017	295,607	313,959	131,610	141,163	930,876	967,139

Goods:
Third party	3,859	11,794	49,070	110,821	112,686	50,262	165,615	172,877
Direct	714,157	511,357	296,342	18,903	23,595	20,249	1,034,094	550,509
Total	718,016	523,151	345,412	129,724	136,281	70,511	1,199,709	723,386

Travel:
Third party	51,812	42,406	47,636	48,027	36,234	24,250	135,682	114,683

Total revenue	$1,273,487	$1,077,574	$688,655	$491,710	$304,125	$235,924	$2,266,267	$1,805,208

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events.
The following table summarizes the Company's gross profit by category for its three reportable segments for the three months ended September 30, 2014 and 2013 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$138,189	$139,737	$83,956	$81,808	$38,592	$44,435	$260,737	$265,980
Direct	—	(847)	—	—	—	—	—	(847)
Total	138,189	138,890	83,956	81,808	38,592	44,435	260,737	265,133

Goods:
Third party	951	3,519	12,307	28,036	23,986	11,530	37,244	43,085
Direct	23,002	18,090	19,945	907	(1,109)	486	41,838	19,483
Total	23,953	21,609	32,252	28,943	22,877	12,016	79,082	62,568

Travel:
Third party	14,000	11,070	15,440	12,930	10,885	7,921	40,325	31,921

Total gross profit	$176,142	$171,569	$131,648	$123,681	$72,354	$64,372	$380,144	$359,622

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's gross profit by category for its three reportable segments for the nine months ended September 30, 2014 and 2013 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$433,485	$441,787	$274,395	$278,515	$108,958	$119,810	$816,838	$840,112
Direct	—	(790)	—	—	—	—	—	(790)
Total	433,485	440,997	274,395	278,515	108,958	119,810	816,838	839,322

Goods:
Third party	3,239	10,317	43,019	96,264	72,101	27,507	118,359	134,088
Direct	56,279	50,725	51,967	(239)	(2,466)	187	105,780	50,673
Total	59,518	61,042	94,986	96,025	69,635	27,694	224,139	184,761

Travel:
Third party	42,807	36,472	44,003	42,393	27,940	20,377	114,750	99,242

Total gross profit	$535,810	$538,511	$413,384	$416,933	$206,533	$167,881	$1,155,727	$1,123,325

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events.

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
Current and potential customers are able to access our deal offerings directly through our websites and mobile applications. We also send emails to our subscribers each day with deal offerings that are targeted by location and personal preferences. We offer deals in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). In our Goods category, through which we offer deals on merchandise, we often act as the merchant of record, particularly for deals in North America and for deals in EMEA, which is comprised of Europe, Middle East and Africa, beginning in September 2013. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchants, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer, excluding applicable taxes and net of estimated refunds. We generated revenue of $757.1 million during the three months ended September 30, 2014, as compared to $595.1 million during the three months ended September 30, 2013. We generated revenue of $2,266.3 million during the nine months ended September 30, 2014, as compared to $1,805.2 million during the nine months ended September 30, 2013.
Our operations are organized into three segments: North America, EMEA and the remainder of our international operations ("Rest of World"). See Note 12 "Segment Information" for further information. For the three months ended September 30, 2014, we derived 55.3% of our revenue from our North America segment, 30.4% of our revenue from our EMEA segment and 14.3% of our revenue from our Rest of World segment. For the nine months ended September 30, 2014, we derived 56.2% of our revenue from our North America segment, 30.4% of our revenue from our EMEA segment and 13.4% of our revenue from our Rest of World segment.
We have an accumulated deficit of $930.7 million as of September 30, 2014. Since our inception, we have made substantial investments in infrastructure and marketing to increase subscriber acquisition and customer activation. In particular, our significant net losses have been driven in part by the rapid expansion of our EMEA and Rest of World segments, which involved investing heavily in upfront marketing, sales and infrastructure related to the build-out of our operations in early stage countries.
On January 2, 2014, we acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster Inc. ("Ticket Monster"), for an aggregate acquisition price of $259.4 million, after closing working capital adjustments, of which $96.5 million was paid in cash and the balance was paid in our Class A common stock. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster are reported within our Rest of World segment for the three and nine months ended September 30, 2014. On January 13, 2014, we acquired all of the outstanding equity interests of Ideeli, Inc. (d/b/a "Ideel"), a fashion flash site based in the United States, for an aggregate acquisition price of $42.7 million in cash. Ideel is focused on women's fashion apparel, accessories and home decor, and the operations of Ideel are reported within our North America segment for the three and nine months ended September 30, 2014.
We have hired advisers to help us explore a range of financing and strategic alternatives for Ticket Monster and certain other markets in our Rest of World segment that would enable us to enhance value for our stockholders. However, we cannot provide any assurance as to the likelihood, timetable or type of transaction.

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

•
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that comprises net income (loss) excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and acquisition-related (benefit) expense, net. We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related (benefit) expense, net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Adjusted EBITDA is a meaningful measure for evaluating our operating performance. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

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

The following table presents the above Financial Metrics for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross billings	$1,860,735	$1,342,648	$5,496,992	$4,164,223
Revenue	757,054	595,059	2,266,267	1,805,208
Gross profit	380,144	359,622	1,155,727	1,123,325
Adjusted EBITDA	66,987	62,302	166,344	214,666
Free cash flow	25,413	(26,969)	(65,459)	(3,417)
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

Our Active customers and Gross billings per average active customer for the trailing twelve months ("TTM") ended September 30, 2014 and 2013 were as follows:

	Trailing twelve months ended September 30,
	2014	2013(1)
TTM Active customers (in thousands)	52,750	42,566
TTM Gross billings per average active customer	$148.77	$139.03

(1)
TTM active customers for the period ended September 30, 2013 has been reduced from 43.5 million active customers previously reported to 42.6 million to correct that operational information. This correction increased TTM gross billings per average active customer for the period ended September 30, 2013 from $136.99 previously reported to $139.03.

The increase in active customers for the trailing twelve months ended September 30, 2014, as compared to the prior year period, was primarily attributable to the acquisitions of Ticket Monster and Ideel.
Our Units for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Units (in thousands)	88,192	45,862	254,698	137,433
The increase in units for the three and nine months ended September 30, 2014, as compared to the prior year period, was primarily attributable to the acquisitions of Ticket Monster and Ideel.
Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant relationships to be a vital part of our business model and have made significant investments in order to expand the variety of tools that we can provide to our merchants. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create more complete online marketplaces for local commerce. In North

America and many of our foreign markets, we offer deals in which the merchant has a continuous presence on our websites and mobile applications by offering vouchers on an ongoing basis for an extended period of time. Currently, a substantial majority of our merchants in North America elect to offer deals in this manner, and we expect that trend to continue. These marketplaces, which we refer to as "pull" marketplaces, enable customers to search for specific types of deals on our websites and mobile applications. However, merchants have the ability to withdraw their extended deal offerings, and we generally do not have noncancelable long-term arrangements to guarantee availability of deals. In order to attract merchants that may not have run deals on our platform or would have run deals on a competing platform, we have periodically been willing to accept lower deal margins across all three of our segments and we expect that trend to continue. This has contributed to lower deal margins during the three and nine months ended September 30, 2014, as compared to the prior year period. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplaces or they may only continue offering deals if we accept lower margins.
International operations. Our international operations represent a substantial portion of our business and have increased as a percentage of our total revenue. For the three months ended September 30, 2014 and 2013, 30.4% and 24.9% of our revenue was generated from our EMEA segment, respectively, and 14.3% and 14.5% of our revenue was generated from our Rest of World segment, respectively. For the nine months ended September 30, 2014 and 2013, 30.4% and 27.2% of our revenue was generated from our EMEA segment, respectively, and 13.4% and 13.1% of our revenue was generated from our Rest of World segment, respectively. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and regulations. The different commercial and regulatory environments in other countries may make it more difficult for us to successfully operate our business. In addition, many of the automation tools and technology enhancements that we have implemented in our North America segment are close to being fully implemented in most EMEA countries but have not been substantially rolled out to the countries in our Rest of World segment. Revenue from our EMEA segment increased for the three and nine months ended September 30, 2014, as compared to the prior year period, and the percentage of total revenue generated by our EMEA segment increased on a year-over-year basis. Revenue from our Rest of World segment increased for the three and nine months ended September 30, 2014, as compared to the prior year period. On a year-over-year basis, the percentage of total revenue generated by our Rest of World segment increased for the nine months ended September 30, 2014 and decreased for the three months ended September 30, 2014. Revenue from our North America segment increased for the three and nine months ended September 30, 2014, as compared to the prior year period, and the percentage of total revenue generated by our North America segment decreased on a year-over-year basis. The decrease in North America revenue as a percentage of total revenue was primarily due to the increase in direct revenue transactions from our Groupon Goods business in EMEA, as direct revenue is presented on a gross basis in our consolidated statements of operations.
Marketing activities. We must continue to acquire and retain customers in order to increase revenue and attempt to achieve profitability. If consumers do not perceive our Groupon offerings to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In addition, as we build-out more complete marketplaces, our success will depend on our ability to increase consumer awareness of deals available through those marketplaces. As discussed under "Components of Results of Operations," we consider order discounts, free shipping on qualifying merchandise sales and reducing margins on our deals to be marketing-related activities, even though these activities are not presented as marketing expenses in our consolidated statements of operations. We have, and expect to continue to, reduce our deal margins when we believe that by doing so we can offer our customers a product or service from a merchant who might not have otherwise been willing to conduct business through our marketplaces. We use this as a marketing tool because we believe that in some instances this is an effective method of retaining or activating a customer, as compared to other methods of retention or activation, such as traditional advertising or discounts.
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
We recently announced the launch of an iPad®-based platform for merchants, which we refer to as "Gnome," that will streamline the voucher redemption process. Gnome can also be used in connection with our credit card payment processing service. In addition, we have begun to add additional content about local merchants to our websites and mobile applications, including merchants who have not offered deals through our marketplace. This new content, which we refer to as "Pages," is intended to provide customers with the ability to discover more local businesses and deal offerings through our websites and mobile applications. While we believe that both of these initiatives will contribute to the future success of our business, we do not expect that they will generate a material amount of revenue in the near term.

Competitive pressure. A substantial number of companies that attempt to replicate our business model have emerged around the world. In addition to such competitors, we expect to increasingly compete against other large Internet and technology‑based businesses that have launched initiatives which are directly competitive to our core business, our other merchant offerings such as payment processing and point of sale, and other initiatives such as Gnome and Pages. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. Increased competition in the future may adversely impact our gross billings, revenue and profit margins.
Growth of Groupon Goods. Our Groupon Goods category has experienced significant revenue growth in recent periods. This category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions. The percentage of revenue generated from our Goods category was 54.3% and 42.4% for the three months ended September 30, 2014 and 2013, respectively, and 52.9% and 40.1% for the nine months ended September 30, 2014 and 2013, respectively. We are often the merchant of record for transactions in our Goods category, particularly in North America and also in EMEA beginning in September 2013, such that the resulting direct revenue is reported on a gross basis in our consolidated statements of operations. Growth in direct revenue results in a smaller increase to income and cash flows than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant’s share of the transaction price. Gross profit as a percentage of revenue on direct revenue transactions in our Goods category was 11.7% and 10.2% for the three and nine months ended September 30, 2014, respectively. As direct revenue transactions in our Goods category have become a larger component of our overall business in recent periods, the significant revenue growth generated by those transactions has not resulted in comparable growth in gross profit, operating income or cash flows.
Components of Results of Operations
Third Party and Other Revenue
Third party revenue arises from transactions in which we are acting as a third party marketing agent and consists of the net amount we retain from the sale of Groupons after paying an agreed upon portion of the purchase price to the featured merchant, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Other revenue primarily consists of advertising revenue, payment processing revenue, point of sale revenue and commission revenue.
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
Technology costs within cost of revenue include the payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's websites. Technology costs within cost of revenue also include a portion of amortization expense from internal-use software, primarily related to website development. Other technology-related costs within cost of revenue include email distribution costs. Editorial costs included in cost of revenue consist of payroll and stock‑based compensation expense related to the Company's editorial personnel, as these staff members are primarily dedicated to drafting and promoting deals.
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
Acquisition‑Related (Benefit) Expense, Net
Acquisition-related (benefit) expense, net includes the change in the fair value of contingent consideration arrangements related to business combinations. See Note 10 "Fair Value Measurements." For the three and nine months ended September 30, 2014, acquisition-related (benefit) expense, net also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees.
Other (Expense) Income, Net
Other (expense) income, net includes interest income on our cash and cash equivalents, interest expense on capital leases and the revolving credit agreement, impairment of investments, gains and losses on equity method investments and foreign currency transaction gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Results of Operations
Comparison of the Three Months Ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Revenue:
Third party and other	$399,803	$394,987
Direct	357,251	200,072
Total revenue	757,054	595,059
Cost of revenue:
Third party and other	61,497	54,001
Direct	315,413	181,436
Total cost of revenue	376,910	235,437
Gross profit	380,144	359,622
Operating expenses:
Marketing	59,935	53,265
Selling, general and administrative	325,942	294,074
Acquisition-related (benefit) expense, net	(304)	(1,529)
Total operating expenses	385,573	345,810
(Loss) income from operations	(5,429)	13,812
Other (expense) income, net	(20,023)	832
(Loss) income before (benefit) provision for income taxes	(25,452)	14,644
(Benefit) provision for income taxes	(6,434)	15,936
Net loss	(19,018)	(1,292)
Net income attributable to noncontrolling interests	(2,190)	(1,288)
Net loss attributable to Groupon, Inc.	$(21,208)	$(2,580)

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Three Months Ended September 30,
	2014		2013
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$376,910	$1,181	$235,437	$386

Operating expenses:
Marketing	$59,935	$2,505	$53,265	$2,512
Selling, general and administrative	325,942	30,888	294,074	23,972
Acquisition-related (benefit) expense, net	(304)	—	(1,529)	—
Total operating expenses	$385,573	$33,393	$345,810	$26,484
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and loss from operations for the three months ended September 30, 2014 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended September 30,
	2014
	At Avg.	Exchange
	Q3 2013	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$1,840,983	$19,752	$1,860,735

Revenue	$756,712	$342	$757,054
Cost of revenue and operating expenses	761,982	501	762,483
Loss from operations	$(5,270)	$(159)	$(5,429)

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Gross billings:
Third party	$1,496,663	$1,138,373
Direct	357,251	200,072
Other	6,821	4,203
Total gross billings	$1,860,735	$1,342,648

For third party revenue deals, gross billings differs from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals and other revenue, gross billings are equivalent to direct revenue and other revenue reported in our consolidated statements of operations. Gross billings increased by $518.1 million to $1,860.7 million for the three months ended September 30, 2014, as compared to $1,342.6 million for the three months ended September 30, 2013, primarily due to the acquisition of Ticket Monster which contributed $370.3 million in gross billings for the three months ended September 30, 2014. The increase was comprised of a $358.3 million increase in gross billings from third party revenue transactions and a $157.2 million increase in gross billings from direct revenue transactions. The increase in gross billings was driven by an increase in active customers and the volume of transactions, as we have continued to build our marketplaces and increase our offerings to customers. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended September 30, 2014 was $19.8 million.
We offer goods and services through three primary categories: Local, Goods and Travel within our North America, EMEA and Rest of World segments. We also earn advertising revenue, payment processing revenue, point of sale revenue and commission revenue. Gross billings, revenue, cost of revenue and gross profit from these other sources were previously considered to be distinct from our primary categories and were aggregated with gross billings, revenue, cost of revenue and gross profit from Travel, our smallest category. In recent periods, these other revenue sources have been increasingly viewed by management as a component of the Local category, as they are primarily generated through our relationships with local and national merchants. Accordingly, we updated our presentation of category information, effective beginning with the quarter ended March 31, 2014, to include other gross billings, revenue, cost of revenue and gross profit within the Local category in the tables below, and the prior period category information has been retrospectively adjusted to conform to the current period presentation. The increase in our gross billings was comprised of a $279.7 million increase in our Goods category, a $123.0 million increase in our Local category and a $115.4 million increase in our Travel category.
Gross Billings by Segment
Gross billings by segment for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
Gross billings:
North America	$774,286	41.6%	$664,999	49.5%
EMEA	489,423	26.3	443,318	33.0
Rest of World	597,026	32.1	234,331	17.5
Total gross billings	$1,860,735	100.0%	$1,342,648	100.0%

Gross billings by category and segment for the three months ended September 30, 2014 and 2013 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$446,573	$404,873	$218,615	$207,803	$190,254	$118,718	$855,442	$731,394
Direct	—	1,040	—	—	—	—	—	1,040
Total	446,573	405,913	218,615	207,803	190,254	118,718	855,442	732,434

Goods:
Third party	5,077	12,650	82,646	160,578	278,135	71,127	365,858	244,355
Direct	237,816	181,915	108,360	9,271	11,075	7,846	357,251	199,032
Total	242,893	194,565	191,006	169,849	289,210	78,973	723,109	443,387

Travel:
Third party(2)	84,820	64,521	79,802	65,666	117,562	36,640	282,184	166,827

Total gross billings	$774,286	$664,999	$489,423	$443,318	$597,026	$234,331	$1,860,735	$1,342,648

(1)	Includes gross billings from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other gross billings as a component of the Local category. Other gross billings were previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment gross billings increased by $109.3 million to $774.3 million for the three months ended September 30, 2014, as compared to $665.0 million for the three months ended September 30, 2013. The increase in gross billings includes a $48.3 million increase in our Goods category, which included $20.6 million of gross billings from our Ideel acquisition. The increase in gross billings also includes a $40.7 million increase in our Local category and a $20.3 million increase in our Travel category. The increase in gross billings in the North America segment resulted from an increase in active customers, partially offset by lower gross billings per average active customer and increased order discounts for the three months ended September 30, 2014, as compared to the prior year period. We believe that increases in transaction activity by active customers who make purchases on mobile devices and in the number of deals that we offered contributed to the growth in billings for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the billings growth.
Historically, our customers often purchased a Groupon voucher when they received our email with a limited-time offer, even though they may not have intended to use the voucher in the near term. The growth in recent periods of our marketplaces of deals has enabled customers to wait until they are ready to use the related vouchers before making purchases. We believe that this shift in purchasing behavior adversely impacted gross billings in recent periods. However, we believe that the potential impact of these changes in the timing of customer purchases on our billings growth has become less significant because the prior year period includes the effects of those purchasing trends and therefore is more comparable to the current year period.
EMEA
EMEA segment gross billings increased by $46.1 million to $489.4 million for the three months ended September 30, 2014, as compared to $443.3 million for the three months ended September 30, 2013. The increase in gross billings was comprised of a $21.2 million increase in our Goods category, resulting from increased unit sales in this category for the three months ended September 30, 2014, as compared to the prior year period. The increase in gross billings was also comprised of a $10.8 million increase in our Local category and a $14.1 million increase in our Travel category, resulting from increased unit sales in these categories. The increase in gross billings in the EMEA segment also resulted from an increase in active customers and higher gross billings per average active customer for the three months ended September 30, 2014, as compared to the prior year period.

The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended September 30, 2014 was $2.2 million.
    Rest of World
Rest of World segment gross billings increased by $362.7 million to $597.0 million for the three months ended September 30, 2014, as compared to $234.3 million for the three months ended September 30, 2013. The increase in gross billings was attributable to our acquisition of Ticket Monster, which contributed $370.3 million in gross billings for the three months ended September 30, 2014, and also generated increased unit sales and an increase in active customers for the three months ended September 30, 2014, as compared to the prior year period. The increase in gross billings was comprised of a $210.2 million increase in our Goods category, a $71.5 million increase in our Local category and an $80.9 million increase in our Travel category. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended September 30, 2014 was $18.1 million.
On a pro forma basis, the combined gross billings of our Rest of World segment, as if the Company had acquired Ticket Monster as of January 1, 2013, were $464.6 million for the three months ended September 30, 2013. This pro forma gross billings amount is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred as of January 1, 2013, nor is it indicative of future results.
Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Revenue:
Third party	$392,982	$390,784
Direct	357,251	200,072
Other	6,821	4,203
Total revenue	$757,054	$595,059
Revenue increased by $162.0 million to $757.1 million for the three months ended September 30, 2014, as compared to $595.1 million for the three months ended September 30, 2013. This increase was primarily attributable to the $157.2 million increase in direct revenue from transactions in our Goods category where we are the merchant of record and for which revenue is reported on a gross basis. The increase in revenue was also due to a $2.6 million increase in other revenue and a $2.2 million increase in third party revenue. The increase in revenue was attributable to increased unit sales and an increase in active customers for the three months ended September 30, 2014 as compared to the prior year period. We also increased the number of merchant relationships and the volume of deals we offer to our customers. Our acquisitions of Ticket Monster and Ideel contributed $42.8 million and $20.6 million of revenue, respectively, for the three months ended September 30, 2014. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2014 was $0.3 million.
Third Party Revenue
Third party revenue increased by $2.2 million to $393.0 million for the three months ended September 30, 2014, as compared to $390.8 million for the three months ended September 30, 2013. The increase in third party revenue is primarily due to a $12.7 million increase in our Travel category, which resulted from a $115.4 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 17.4% for the three months ended September 30, 2014, as compared to 21.8% for the three months ended September 30, 2013. The increase in third party revenue was partially offset by an $11.0 million decrease in our Local category. Although third party billings in our Local category increased by $121.4 million, the percentage of gross billings that we retained after deducting the merchant's share decreased to 34.2% for the three months ended September 30, 2014, as compared to 41.4% for the three months ended September 30, 2013. Our acquisition of Ticket Monster contributed $42.8 million of revenue, primarily third party revenue, for the three months ended September 30, 2014. The decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins.

Direct Revenue
Direct revenue increased by $157.2 million to $357.3 million for the three months ended September 30, 2014, as compared to $200.1 million for the three months ended September 30, 2013. Direct revenue for the three months ended September 30, 2014 includes $20.6 million from our Ideel acquisition. We are often the merchant of record for transactions in the Goods category, particularly in North America and also in EMEA beginning in September 2013, such that the resulting revenue is reported on a gross basis within direct revenue. Growth in direct revenue results in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
We believe that direct revenue deals in our Goods category will increase in the future in the EMEA and Rest of World segments as we continue to build out our global supply chain infrastructure.
Other Revenue
Other revenue increased by $2.6 million to $6.8 million for the three months ended September 30, 2014, as compared to $4.2 million for the three months ended September 30, 2013, primarily due to increases in payment processing revenue and commission revenue. Other revenue also includes point of sale revenue. These other revenue sources were not significant for the three months ended September 30, 2014 and 2013, and we do not expect them to be material in the near term.
Revenue by Segment
Revenue by segment for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$180,678	23.9%	$177,883	29.9%
Direct	237,816	31.4	182,955	30.7
Total segment revenue	418,494	55.3	360,838	60.6
EMEA:
Third party and other	121,712	16.1	138,679	23.3
Direct	108,360	14.3	9,271	1.6
Total segment revenue	230,072	30.4	147,950	24.9
Rest of World:
Third party and other	97,413	12.9	78,425	13.2
Direct	11,075	1.4	7,846	1.3
Total segment revenue	108,488	14.3	86,271	14.5
Total revenue	$757,054	100.0%	$595,059	100.0%

Revenue by category and segment for the three months ended September 30, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$161,912	$161,306	$90,002	$92,141	$45,085	$51,900	$296,999	$305,347
Direct revenue	—	1,040	—	—	—	—	—	1,040
Total	161,912	162,346	90,002	92,141	45,085	51,900	296,999	306,387

Goods:
Third party	1,139	3,999	14,750	32,008	37,814	17,215	53,703	53,222
Direct revenue	237,816	181,915	108,360	9,271	11,075	7,846	357,251	199,032
Total	238,955	185,914	123,110	41,279	48,889	25,061	410,954	252,254

Travel:
Third party(2)	17,627	12,578	16,960	14,530	14,514	9,310	49,101	36,418

Total revenue	$418,494	$360,838	$230,072	$147,950	$108,488	$86,271	$757,054	$595,059

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other revenue as a component of the Local category. Other revenue was previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment revenue increased by $57.7 million to $418.5 million for the three months ended September 30, 2014, as compared to $360.8 million for the three months ended September 30, 2013. The increase in revenue primarily resulted from a $55.9 million increase in direct revenue from our Goods category, which includes $20.6 million of direct revenue from Ideel, which we acquired in January 2014. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. Revenue in our Travel category also increased by $5.0 million, which resulted from a $20.3 million increase in gross billings and an increase in the percentage of gross billings that we retained after deducting the merchant's share to 20.8% for the three months ended September 30, 2014, as compared to 19.5% for the three months ended September 30, 2013. Third party and other revenue in our Local category increased $0.6 million, which resulted from a $41.7 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 36.3% for the three months ended September 30, 2014, as compared to 39.8% for the three months ended September 30, 2013. This decrease in the percentage of gross billings that we retained after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins in our Local category, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to customers by offering more attractive terms to merchants. The overall increase in revenue in our North America segment was also due to an increase in active customers, partially offset by lower gross billings per average active customer and increased order discounts for the three months ended September 30, 2014, as compared to the prior year period.
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
EMEA
EMEA segment revenue increased by $82.1 million to $230.1 million for the three months ended September 30, 2014, as compared to $148.0 million for the three months ended September 30, 2013. The increase in revenue primarily resulted from a $99.1 million increase in direct revenue from our Goods category. Revenue from transactions in our Goods category in our

EMEA segment were primarily presented on a net basis within third party revenue in the prior year period, as we were not typically the merchant of record for those transactions outside of the United States. However, we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013. As a result, the proportion of direct revenue deals in the Goods category of our EMEA segment increased in the third quarter of 2014 as compared to the prior year period, and we expect that the proportion of direct revenue deals in the Goods category of our EMEA segment will continue to increase in future periods.
The increase in direct revenue in our Goods category was partially offset by a $17.3 million decrease in third party revenue in our Goods category, which resulted from a $77.9 million decrease in gross billings and a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 17.8% for the three months ended September 30, 2014, as compared to 19.9% for the three months ended September 30, 2013. The increase in revenue was also partially offset by a $2.1 million decrease in third party and other revenue from our Local category, which resulted from a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 41.2% for the three months ended September 30, 2014, as compared to 44.3% for the three months ended September 30, 2013. These decreases in the percentage of gross billings that we retained during the three months ended September 30, 2014 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants.
The overall increase in revenue in our EMEA segment was also due to increased unit sales, an increase in active customers and higher gross billings per average active customer for the three months ended September 30, 2014, as compared to the prior year period. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2014 was $0.9 million.
Rest of World
Rest of World segment revenue increased by $22.2 million to $108.5 million for the three months ended September 30, 2014, as compared to $86.3 million for the three months ended September 30, 2013. The increase in revenue was attributable to our acquisition of Ticket Monster, which contributed $42.8 million in revenue for the three months ended September 30, 2014. Revenue from our Goods category increased by $23.8 million for the three months ended September 30, 2014, as compared to the prior year period, due to a $20.6 million increase in third party revenue, which resulted from a $207.0 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 13.6% for the three months ended September 30, 2014, as compared to 24.2% in the prior year period. The increase in third party revenue from our Goods category was attributable to the Ticket Monster acquisition, and the decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins. In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States and EMEA.
The increase in revenue from our Rest of World segment included a $5.2 million increase in revenue from our Travel category, which resulted from an $80.9 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 12.3% for the three months ended September 30, 2014, as compared to 25.4% in the prior year period. Although gross billings on third party and other revenue transactions in our Local category increased by $71.5 million, third party and other revenue in our Local category decreased by $6.8 million, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 23.7% for the three months ended September 30, 2014, as compared to 43.7% for the three months ended September 30, 2013. The decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2014 was $0.4 million.

Cost of Revenue
Cost of revenue on third party, direct revenue and other deals for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Cost of revenue:
Third party	$57,736	$51,276
Direct	315,413	181,436
Other	3,761	2,725
Total cost of revenue	$376,910	$235,437
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue deals, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center, which began operations in the fourth quarter of 2013. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to gross billings during the period. As a result of the significant growth we have experienced from direct revenue transactions relative to our total gross billings for the three months ended September 30, 2014, as compared to the prior year period, an increased share of those allocable costs has been allocated to cost of direct revenue in our condensed consolidated statement of operations for the three months ended September 30, 2014.
Cost of revenue increased by $141.5 million to $376.9 million for the three months ended September 30, 2014, as compared to $235.4 million for the three months ended September 30, 2013, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory and related shipping costs on direct revenue deals, which were not as significant during the prior year period. We currently outsource a majority of our inventory fulfillment activities in the United States to third party logistics providers. However, we expect to reduce our usage of those third parties in future periods by transitioning additional inventory fulfillment work in the United States to internal resources. For example, we launched our own fulfillment center in the fourth quarter of 2013. Additionally, to further reduce the involvement of third party logistics providers in the fulfillment process in the United States, we have increased our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers. We are also refining our inventory management practices to better allocate inventories among warehouses in different geographic regions throughout the United States to reduce shipping distances to customers and increase units per order. We believe that these initiatives will ultimately reduce our fulfillment costs and improve the margins on direct revenue transactions in our Goods category. However, we may incur increased fulfillment costs from time to time as we enhance our internal processes and continue to transition fulfillment work from third party logistics providers.

Cost of Revenue by Segment
Cost of revenue by segment for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$27,538	7.3%	$23,557	10.0%
Direct	214,814	57.0	165,712	70.4
Total segment cost of revenue	242,352	64.3	189,269	80.4
EMEA:
Third party and other	10,009	2.7	15,905	6.8
Direct	88,415	23.4	8,364	3.5
Total segment cost of revenue	98,424	26.1	24,269	10.3
Rest of World:
Third party and other	23,950	6.4	14,539	6.2
Direct	12,184	3.2	7,360	3.1
Total segment cost of revenue	36,134	9.6	21,899	9.3
Total cost of revenue	$376,910	100.0%	$235,437	100.0%
Cost of revenue by category and segment for the three months ended September 30, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$23,723	$21,569	$6,046	$10,333	$6,493	$7,465	$36,262	$39,367
Direct	—	1,887	—	—	—	—	—	1,887
Total	23,723	23,456	6,046	10,333	6,493	7,465	36,262	41,254

Goods:
Third party	188	480	2,443	3,972	13,828	5,685	16,459	10,137
Direct	214,814	163,825	88,415	8,364	12,184	7,360	315,413	179,549
Total	215,002	164,305	90,858	12,336	26,012	13,045	331,872	189,686

Travel:
Third party(2)	3,627	1,508	1,520	1,600	3,629	1,389	8,776	4,497

Total cost of revenue	$242,352	$189,269	$98,424	$24,269	$36,134	$21,899	$376,910	$235,437

(1)	Includes cost of revenue from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other cost of revenue as a component of the Local category. Other cost of revenue was previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America cost of revenue increased by $53.1 million to $242.4 million for the three months ended September 30, 2014, as compared to $189.3 million for the three months ended September 30, 2013. The increase in cost of revenue was primarily driven by the cost of inventory and shipping costs related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year period. Cost of revenue for the three months ended September 30, 2014 includes $18.0 million from the Ideel acquisition.

EMEA
EMEA cost of revenue increased by $74.2 million to $98.4 million for the three months ended September 30, 2014, as compared to $24.3 million for the three months ended September 30, 2013. The increase in cost of revenue was primarily driven by the cost of inventory and shipping and fulfillment costs related to direct revenue deals in our Goods category, as we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013.
Rest of World
Rest of World cost of revenue increased by $14.2 million to $36.1 million for the three months ended September 30, 2014, as compared to $21.9 million for the three months ended September 30, 2013. Cost of revenue for the three months ended September 30, 2014 includes $17.9 million from the Ticket Monster acquisition, which primarily consists of credit card processing fees.
Gross Profit
Gross profit for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Gross profit:
Third party	$335,246	$339,508
Direct	41,838	18,636
Other	3,060	1,478
Total gross profit	$380,144	$359,622
Gross profit increased by $20.5 million to $380.1 million for the three months ended September 30, 2014, as compared to $359.6 million for the three months ended September 30, 2013. This increase in gross profit resulted from the $162.0 million increase in revenue during the three months ended September 30, 2014, partially offset by the $141.5 million increase in cost of revenue. The acquisitions of Ticket Monster and Ideel contributed $24.9 million and $2.6 million of gross profit, respectively, for the three months ended September 30, 2014.
Gross profit as a percentage of revenue decreased to 50.2% for the three months ended September 30, 2014, as compared to 60.4% for the three months ended September 30, 2013. The decrease in gross profit as a percentage of revenue during the three months ended September 30, 2014, as compared to the prior year period, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category, which typically have lower margins than deals in our Local and Travel categories. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $4.3 million to $335.2 million for the three months ended September 30, 2014, as compared to $339.5 million for the three months ended September 30, 2013. This decrease in gross profit resulted from the $6.5 million increase in the cost of third party revenue, partially offset by the $2.2 million increase in third party revenue. Gross profit as a percentage of revenue on third party revenue deals decreased to 85.3% for the three months ended September 30, 2014, as compared to 86.9% for the three months ended September 30, 2013.
Gross profit on direct revenue increased by $23.2 million to $41.8 million for the three months ended September 30, 2014, as compared to $18.6 million for the three months ended September 30, 2013. This increase in gross profit resulted from the $157.2 million increase in direct revenue to $357.3 million for the three months ended September 30, 2014, as compared to $200.1 million for the three months ended September 30, 2013, partially offset by the $134.0 million increase in cost of revenue on direct revenue deals to $315.4 million for the three months ended September 30, 2014, as compared to $181.4 million for the three months ended September 30, 2013. Gross profit as a percentage of revenue on direct revenue deals increased to 11.7% for the three months ended September 30, 2014, as compared to 9.3% for the three months ended September 30, 2013. The increase in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to lower shipping and fulfillment costs as a percentage of direct revenue, partially offset by increased cost of inventory sold as a percentage of direct revenue.

Gross Profit by Segment
Gross profit by segment for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$153,140	40.3%	$154,326	42.9%
Direct	23,002	6.1	17,243	4.8
Total gross profit	176,142	46.4	171,569	47.7
EMEA:
Third party and other	111,703	29.4	122,774	34.1
Direct	19,945	5.2	907	0.3
Total gross profit	131,648	34.6	123,681	34.4
Rest of World:
Third party and other	73,463	19.3	63,886	17.8
Direct	(1,109)	(0.3)	486	0.1
Total gross profit	72,354	19.0	64,372	17.9
Total gross profit	$380,144	100.0%	$359,622	100.0%
Gross profit by category and segment for the three months ended September 30, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$138,189	$139,737	$83,956	$81,808	$38,592	$44,435	$260,737	$265,980
Direct	—	(847)	—	—	—	—	—	(847)
Total	138,189	138,890	83,956	81,808	38,592	44,435	260,737	265,133

Goods:
Third party	951	3,519	12,307	28,036	23,986	11,530	37,244	43,085
Direct	23,002	18,090	19,945	907	(1,109)	486	41,838	19,483
Total	23,953	21,609	32,252	28,943	22,877	12,016	79,082	62,568

Travel:
Third party(2)	14,000	11,070	15,440	12,930	10,885	7,921	40,325	31,921

Total gross profit	$176,142	$171,569	$131,648	$123,681	$72,354	$64,372	$380,144	$359,622

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other gross profit as a component of the Local category. Other gross profit was previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America gross profit increased by $4.6 million to $176.1 million for the three months ended September 30, 2014, as compared to $171.6 million for the three months ended September 30, 2013. The increase in gross profit was comprised of a

$2.9 million increase in our Travel category and a $2.3 million increase in our Goods category, partially offset by a $0.7 million decrease in our Local category.
EMEA
EMEA gross profit increased by $8.0 million to $131.6 million for the three months ended September 30, 2014, as compared to $123.7 million for the three months ended September 30, 2013. The increase in gross profit was comprised of a $3.3 million increase in our Goods category, a $2.5 million increase in our Travel category, and a $2.1 million increase in our Local category.
Rest of World
Rest of World gross profit increased by $8.0 million to $72.4 million for three months ended September 30, 2014, as compared to $64.4 million for the three months ended September 30, 2013. The increase in gross profit was comprised of a $10.9 million increase in our Goods category and a $3.0 million increase in our Travel category, partially offset by a $5.8 million decrease in our Local category.
Marketing
For the three months ended September 30, 2014 and 2013, marketing expense was $59.9 million and $53.3 million, respectively. Marketing expense by segment as a percentage of segment revenue and as a percentage of total marketing expense for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014	% of Segment Revenue	% of Total Marketing	2013	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$31,155	7.4%	52.0%	$27,100	7.5%	50.9%
EMEA	17,289	7.5	28.8	16,807	11.4	31.6
Rest of World	11,491	10.6	19.2	9,358	10.8	17.5
Marketing	$59,935	7.9	100.0%	$53,265	9.0	100.0%
Marketing expense increased by $6.7 million to $59.9 million for the three months ended September 30, 2014, as compared to $53.3 million for the three months ended September 30, 2013. Marketing expense as a percentage of revenue decreased to 7.9% for the three months ended September 30, 2014, as compared to 9.0% for the three months ended September 30, 2013. We evaluate marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving revenue growth.
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
North America
North America marketing expense increased by $4.1 million to $31.2 million for the three months ended September 30, 2014, as compared to $27.1 million for the three months ended September 30, 2013. The increase in marketing expense was primarily attributable to our initiatives to grow our active customer base and increase awareness of the pull marketplace. For the three months ended September 30, 2014, marketing expense as a percentage of revenue for our North America segment decreased to 7.4%, as compared to 7.5% for the three months ended September 30, 2013.

EMEA
EMEA marketing expense for the three months ended September 30, 2014 remained relatively consistent as compared to the three months ended September 30, 2013. For the three months ended September 30, 2014, marketing expense as a percentage of revenue for our EMEA segment decreased to 7.5%, as compared to 11.4% for the three months ended September 30, 2013.
Rest of World
Rest of World marketing expense increased by $2.1 million to $11.5 million for the three months ended September 30, 2014, as compared to $9.4 million for the three months ended September 30, 2013. The increase in marketing expense was primarily attributable to our acquisition of Ticket Monster, as we incurred $4.7 million of marketing expenditures for the three months ended September 30, 2014 in connection with our initiatives to grow the business. For the three months ended September 30, 2014, marketing expense as a percentage of revenue for our Rest of World segment decreased to 10.6%, as compared to 10.8% for the three months ended September 30, 2013.
Selling, General and Administrative
Selling, general and administrative expense increased by $31.9 million to $325.9 million for the three months ended September 30, 2014, as compared to $294.1 million for the three months ended September 30, 2013. This increase was attributable to the Ticket Monster and Ideel acquisitions. Wages and benefits (excluding stock-based compensation) within selling, general and administrative expense increased by $15.9 million for the three months ended September 30, 2014, as compared to the prior year period, primarily due to the additional employees from those acquisitions. Depreciation and amortization recorded within selling, general and administrative expense increased by $13.1 million for the three months ended September 30, 2014, which includes increased amortization expense related to intangible assets acquired as part of those acquisitions.
Selling, general and administrative expense as a percentage of revenue was 43.1% for the three months ended September 30, 2014, as compared to 49.4% for the three months ended September 30, 2013, respectively. Although revenue increased by $162.0 million, or 27.2%, for the three months ended September 30, 2014, as compared to the prior year period, selling, general and administrative expense increased by $31.9 million, or 10.8%. We are continuing to refine our sales management and administrative processes, including through automation and ongoing regionalization of back-office functions, in connection with our efforts to generate increased operating efficiencies.
Acquisition‑Related (Benefit) Expense, Net
For the three months ended September 30, 2014, we incurred a net acquisition-related benefit of $0.3 million due to a benefit of $1.0 million related to changes in the fair value of contingent consideration, partially offset by $0.7 million of external transaction costs. For the three months ended September 30, 2013, the net acquisition-related benefit of $1.5 million also related to changes in the fair value of contingent consideration. See Note 10 "Fair Value Measurements" for information about fair value measurements of contingent consideration arrangements.
(Loss) Income from Operations
The loss from operations for the three months ended September 30, 2014 was $5.4 million, as compared to income from operations for the three months ended September 30, 2013 of $13.8 million. The change in (loss) income from operations for the three months ended September 30, 2014, as compared to the prior year period, was primarily due to the increase in selling, general and administrative expense of $31.9 million and marketing expense of $6.7 million, partially offset by the increase in gross profit of $20.5 million. The unfavorable impact on the loss from operations from year-over-year changes in foreign exchange rates for the three months ended September 30, 2014 was $0.2 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, decreased by $12.6 million to $12.6 million for the three months ended September 30, 2014, as compared to $25.2 million for the three months ended September 30, 2013. The decrease in segment operating income was attributable to an increase in segment operating expenses, partially offset by an increase in segment gross profit.

EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, increased by $6.8 million to $22.4 million for the three months ended September 30, 2014, as compared to $15.6 million for the three months ended September 30, 2013. The increase in segment operating income was attributable to an increase in segment gross profit, partially offset by an increase in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, increased by $4.6 million to a loss of $6.2 million for the three months ended September 30, 2014, as compared to a loss of $1.6 million for the three months ended September 30, 2013. The increased segment operating loss was attributable to an increase in segment operating expenses, partially offset by an increase in segment gross profit.
Other (Expense) Income, Net
Other (expense) income, net was an expense of $20.0 million for the three months ended September 30, 2014, as compared to income of $0.8 million for the three months ended September 30, 2013. The current period expense was primarily comprised of $18.6 million in foreign currency transaction losses and $1.4 million of other-than-temporary impairments related to minority investments. The foreign currency transaction losses primarily represent unrealized losses on intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances primarily resulted from the significant decline in the Euro against the U.S. dollar from an exchange rate of 1.3654 on June 30, 2014 to 1.2598 on September 30, 2014. For the three months ended September 30, 2013, other income, net was primarily comprised of $0.4 million of interest income, net and $0.3 million of foreign currency transaction gains.
Provision for Income Taxes
For the three months ended September 30, 2014, we recorded an income tax benefit of $6.4 million, as compared to income tax expense of $15.9 million for the three months ended September 30, 2013.
The effective tax rate was 25.3% for the three months ended September 30, 2014, as compared to 108.8% for the three months ended September 30, 2013. Significant factors impacting our effective tax rate for the three months ended September 30, 2014 and 2013 included losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense. Additionally, the effective tax rate for the three months ended September 30, 2014 included a $7.7 million decrease to our liabilities for uncertain tax positions, as discussed below.
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
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. For the three months ended September 30, 2014, we decreased our liabilities for uncertain tax positions and income tax expense by $7.7 million as a result of new information that impacted our estimates of amounts that are more-likely-than not of being realized upon ultimate settlement. As of September 30, 2014, we believe that it is reasonably possible that additional changes of up to $35.5 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.

Results of Operations
Comparison of the Nine Months Ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Revenue:
Third party and other	$1,232,173	$1,252,966
Direct	1,034,094	552,242
Total revenue	2,266,267	1,805,208
Cost of revenue:
Third party and other	182,226	179,524
Direct	928,314	502,359
Total cost of revenue	1,110,540	681,883
Gross profit	1,155,727	1,123,325
Operating expenses:
Marketing	203,134	158,319
Selling, general and administrative	983,751	904,880
Acquisition-related expense (benefit), net	2,078	(2,276)
Total operating expenses	1,188,963	1,060,923
(Loss) income from operations	(33,236)	62,402
Other (expense) income, net	(21,886)	(9,830)
(Loss) income before provision for income taxes	(55,122)	52,572
Provision for income taxes	20,181	62,657
Net loss	(75,303)	(10,085)
Net income attributable to noncontrolling interests	(6,575)	(4,061)
Net loss attributable to Groupon, Inc.	$(81,878)	$(14,146)

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Nine Months Ended September 30,
	2014		2013
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$1,110,540	$2,601	$681,883	$1,615

Operating expenses:
Marketing	$203,134	$7,102	$158,319	$7,011
Selling, general and administrative	983,751	80,255	904,880	80,597
Acquisition-related expense (benefit), net	2,078	—	(2,276)	—
Total operating expenses	$1,188,963	$87,357	$1,060,923	$87,608
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and (loss) income from operations for the nine months ended September 30, 2014 from changes in exchange rates versus the U.S. dollar was as follows:

	Nine Months Ended September 30,
	2014
	At Avg.	Exchange
	Q3 2013 YTD	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$5,458,250	$38,742	$5,496,992

Revenue	$2,261,643	$4,624	$2,266,267
Cost of revenue and operating expenses	2,297,204	2,299	2,299,503
(Loss) income from operations	$(35,561)	$2,325	$(33,236)

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the comparable prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Gross billings:
Third party	$4,444,576	$3,602,033
Direct	1,034,094	552,242
Other	18,322	9,948
Total gross billings	$5,496,992	$4,164,223

For third party revenue deals, gross billings differs from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals and other revenue, gross billings are equivalent to direct revenue and other revenue reported in our consolidated statements of operations. Gross billings increased by $1,332.8 million to $5,497.0 million for the nine months ended September 30, 2014, as compared to $4,164.2 million for the nine months ended September 30, 2013, primarily due to the acquisition of Ticket Monster which contributed $983.8 million in gross billings for the nine months ended September 30, 2014. The increase was comprised of an $842.5 million increase in gross billings from third party revenue transactions and a $481.9 million increase in gross billings from direct revenue transactions. The increase in gross billings was driven by an increase in active customers and the volume of transactions, as we have continued to build our marketplaces and increase our offerings to customers. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2014 was $38.7 million.
We offer goods and services through three primary categories: Local, Goods and Travel within our North America, EMEA and Rest of World segments. We also earn advertising revenue, payment processing revenue, point of sale revenue and commission revenue. Gross billings, revenue, cost of revenue and gross profit from these other sources were previously considered to be distinct from our primary categories and were aggregated with gross billings, revenue, cost of revenue and gross profit from Travel, our smallest category. In recent periods, these other revenue sources have been increasingly viewed by management as a component of the Local category, as they are primarily generated through our relationships with local and national merchants. Accordingly, we updated our presentation of category information, effective beginning with the quarter ended March 31, 2014, to include other gross billings, revenue, cost of revenue and gross profit within the Local category in the tables below, and the prior period category information has been retrospectively adjusted to conform to the current period presentation. The increase in our gross billings was comprised of an $879.4 million increase in our Goods category, a $227.3 million increase in our Local category and a $226.1 million increase in our Travel category.
Gross Billings by Segment
Gross billings by segment for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
Gross billings:
North America	$2,354,900	42.8%	$2,058,523	49.4%
EMEA	1,486,266	27.0	1,417,886	34.0
Rest of World	1,655,826	30.2	687,814	16.6
Total gross billings	$5,496,992	100.0%	$4,164,223	100.0%

Gross billings by category and segment for the nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$1,364,891	$1,308,051	$708,022	$709,956	$528,324	$354,193	$2,601,237	$2,372,200
Direct	—	1,733	—	—	—	—	—	1,733
Total	1,364,891	1,309,784	708,022	709,956	528,324	354,193	2,601,237	2,373,933

Goods:
Third party	19,250	45,445	268,634	467,733	830,006	208,895	1,117,890	722,073
Direct	714,157	511,357	296,342	18,903	23,595	20,249	1,034,094	550,509
Total	733,407	556,802	564,976	486,636	853,601	229,144	2,151,984	1,272,582

Travel:
Third party(2)	256,602	191,937	213,268	221,294	273,901	104,477	743,771	517,708

Total gross billings	$2,354,900	$2,058,523	$1,486,266	$1,417,886	$1,655,826	$687,814	$5,496,992	$4,164,223

(1)	Includes gross billings from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other gross billings as a component of the Local category. Other gross billings were previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment gross billings increased by $296.4 million to $2,354.9 million for the nine months ended September 30, 2014, as compared to $2,058.5 million for the nine months ended September 30, 2013. The increase in gross billings was comprised of a $176.6 million increase in our Goods category, which included $58.1 million of gross billings from our Ideel acquisition. The increase in gross billings also includes a $64.7 million increase in our Travel category and a $55.1 million increase in our Local category. The increase in gross billings in the North America segment resulted from an increase in active customers, partially offset by lower gross billings per average active customer and increased order discounts for the nine months ended September 30, 2014, as compared to the prior year period. We believe that increases in transaction activity by active customers who make purchases on mobile devices and in the number of deals that we offered contributed to the growth in billings for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the billings growth.
Historically, our customers often purchased a Groupon voucher when they received our email with a limited-time offer, even though they may not have intended to use the voucher in the near term. The growth in recent periods of our marketplaces of deals has enabled customers to wait until they are ready to use the related vouchers before making purchases. We believe that this shift in purchasing behavior adversely impacted gross billings in recent periods. However, we believe that the potential impact of these changes in the timing of customer purchases on our billings growth has become less significant because the prior year period includes some of the effects of those purchasing trends and therefore is becoming more comparable to the current year period.
EMEA
EMEA segment gross billings increased by $68.4 million to $1,486.3 million for the nine months ended September 30, 2014, as compared to $1,417.9 million for the nine months ended September 30, 2013. The increase in gross billings was comprised of a $78.3 million increase in our Goods category, resulting from increased unit sales in this category for the nine months ended September 30, 2014, as compared to the prior year period. The increase in gross billings in the EMEA segment also resulted from an increase in active customers and higher gross billings per average active customer for the nine months ended September 30,

2014, as compared to the prior year period. The increase in Goods gross billings was partially offset by an $8.0 million decrease in our Travel category and a $1.9 million decrease in our Local category. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2014 was $38.8 million.
    Rest of World
Rest of World segment gross billings increased by $968.0 million to $1,655.8 million for the nine months ended September 30, 2014, as compared to $687.8 million for the nine months ended September 30, 2013. The increase in gross billings was attributable to our acquisition of Ticket Monster, which contributed $983.8 million in gross billings for the nine months ended September 30, 2014, and also generated increased unit sales and an increase in active customers for the nine months ended September 30, 2014, as compared to the prior year period. The increase in gross billings was comprised of a $624.5 million increase in our Goods category, a $174.1 million increase in our Local category and a $169.4 million increase in our Travel category. The increase in gross billings in the Rest of World segment was primarily due to an increase in active customers and higher gross billings per average active customer for the nine months ended September 30, 2014, as compared to the prior year period. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2014 was $1.9 million.
On a pro forma basis, the combined gross billings of our Rest of World segment, as if the Company had acquired Ticket Monster as of January 1, 2013, were $1,306.0 million for the nine months ended September 30, 2013. This pro forma gross billings amount is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred as of January 1, 2013, nor is it indicative of future results. Pro forma gross billings for the nine months ended September 30, 2013 includes $618.2 million from Ticket Monster. This amount differs from the $572.7 million of gross billings disclosed in the Company's press release announcing the acquisition on January 2, 2014 in order to conform to the Company's classification of the merchant's share of VAT on third party revenue transactions.
Revenue
We generate revenue from third party revenue deals, direct revenue deals and other transactions. Revenue for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Revenue:
Third party	$1,213,851	$1,243,018
Direct	1,034,094	552,242
Other	18,322	9,948
Total revenue	$2,266,267	$1,805,208
Revenue increased by $461.1 million to $2,266.3 million for the nine months ended September 30, 2014, as compared to $1,805.2 million for the nine months ended September 30, 2013. This increase was attributable to the $481.9 million increase in direct revenue from transactions in our Goods category, where we are the merchant of record and for which revenue is reported on a gross basis. The increase in revenue was partially offset by a $29.2 million decrease in third party revenue. The net increase in revenue was attributable to increased unit sales and an increase in active customers for the nine months ended September 30, 2014, as compared to the prior year period. We also increased the number of merchant relationships and the volume of deals we offer to our customers. Our acquisitions of Ticket Monster and Ideel contributed $107.4 million and $58.1 million of revenue, respectively, for the nine months ended September 30, 2014. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2014 was $4.6 million.
Third Party Revenue
Third party revenue decreased by $29.2 million to $1,213.9 million for the nine months ended September 30, 2014, as compared to $1,243.0 million for the nine months ended September 30, 2013. The decrease in third party revenue is primarily due to a $42.9 million decrease in our Local category. Although third party gross billings in our Local category increased $220.7 million, the percentage of gross billings that we retained after deducting the merchant's share decreased to 35.3% for the nine months ended September 30, 2014, as compared to 40.4% for the nine months ended September 30, 2013. The decrease in third party revenue in the current period was also due to a $7.3 million decrease in our Goods category, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 14.8% for the nine months ended September 30, 2014, as compared to 23.9% in the prior year period. The decrease in third party revenue was partially offset by a $21.0 million increase in our Travel category, which resulted from a $226.1 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 18.2% for the nine months ended September 30, 2014, as compared to 22.2% for the nine months ended September 30, 2013. Our acquisition of Ticket Monster contributed $107.4 million of revenue, primarily third party revenue, for the nine months ended September 30, 2014. The decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins.
Direct Revenue
Direct revenue increased by $481.9 million to $1,034.1 million for the nine months ended September 30, 2014, as compared to $552.2 million for the nine months ended September 30, 2013. Direct revenue for the nine months ended September 30, 2014 includes $58.1 million from our Ideel acquisition. We are often the merchant of record for transactions in our Goods category, particularly in North America and also in EMEA beginning in September 2013, such that the resulting revenue is reported on a gross basis within direct revenue. Growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
We believe that direct revenue deals in our Goods category will increase in the future in the EMEA and Rest of World segments as we continue to build out our global supply chain infrastructure.
Other Revenue
Other revenue increased by $8.4 million to $18.3 million for the nine months ended September 30, 2014, as compared to $9.9 million for the nine months ended September 30, 2013, primarily due to increases in payment processing revenue, advertising revenue and commission revenue. Other revenue also includes point of sale revenue. Those other revenue sources were not significant for the nine months ended September 30, 2014 and 2013, and we do not expect them to be material in the near term.
Revenue by Segment
Revenue by segment for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$559,330	24.7%	$564,484	31.3%
Direct	714,157	31.5	513,090	28.4
Total segment revenue	1,273,487	56.2	1,077,574	59.7
EMEA:
Third party and other	392,313	17.3	472,807	26.2
Direct	296,342	13.1	18,903	1.0
Total segment revenue	688,655	30.4	491,710	27.2
Rest of World:
Third party and other	280,530	12.4	215,675	11.9
Direct	23,595	1.0	20,249	1.2
Total segment revenue	304,125	13.4	235,924	13.1
Total revenue	$2,266,267	100.0%	$1,805,208	100.0%

Revenue by category and segment for the nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$503,659	$510,284	$295,607	$313,959	$131,610	$141,163	$930,876	$965,406
Direct revenue	—	1,733	—	—	—	—	—	1,733
Total	503,659	512,017	295,607	313,959	131,610	141,163	930,876	967,139

Goods:
Third party	3,859	11,794	49,070	110,821	112,686	50,262	165,615	172,877
Direct revenue	714,157	511,357	296,342	18,903	23,595	20,249	1,034,094	550,509
Total	718,016	523,151	345,412	129,724	136,281	70,511	1,199,709	723,386

Travel:
Third party(2)	51,812	42,406	47,636	48,027	36,234	24,250	135,682	114,683

Total revenue	$1,273,487	$1,077,574	$688,655	$491,710	$304,125	$235,924	$2,266,267	$1,805,208

(1)	Includes revenue from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other revenue as a component of the Local category. Other revenue was previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment revenue increased by $195.9 million to $1,273.5 million for the nine months ended September 30, 2014, as compared to $1,077.6 million for the nine months ended September 30, 2013. The increase in revenue primarily resulted from a $202.8 million increase in direct revenue from our Goods category, which includes $58.1 million of direct revenue from Ideel, which we acquired in January 2014. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. Revenue in our Travel category also increased by $9.4 million, which resulted from a $64.7 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 20.2% for the nine months ended September 30, 2014, as compared to 22.1% for the nine months ended September 30, 2013. The increase in North America segment revenue was partially offset by a $6.6 million decrease in third party and other revenue in our Local category, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 36.9% for the nine months ended September 30, 2014, as compared to 39.0% for the nine months ended September 30, 2013. These decreases in the percentage of gross billings that we retained after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to customers by offering more attractive terms to merchants. The overall increase in revenue in our North America segment was also due to an increase in active customers, partially offset by lower gross billings per average active customer and increased order discounts for the nine months ended September 30, 2014, as compared to the prior year period.
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
EMEA
EMEA segment revenue increased by $196.9 million to $688.7 million for the nine months ended September 30, 2014, as compared to $491.7 million for the nine months ended September 30, 2013. The increase in revenue primarily resulted from a $277.4 million increase in direct revenue from our Goods category. Revenue from transactions in the Goods category in our

EMEA segment were primarily presented on a net basis within third party revenue in the prior year period, as we were not typically the merchant of record for those transactions outside of the United States. However, we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013. As a result, the proportion of direct revenue deals in the Goods category of our EMEA segment increased for the nine months ended September 30, 2014 as compared to the prior year period, and we expect that the proportion of direct revenue deals in the Goods category of our EMEA segment will continue to increase in future periods.
The increase in direct revenue in our Goods category was partially offset by a $61.8 million decrease in third party revenue in our Goods category, which resulted from a $199.1 million decrease in gross billings and a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 18.3% for the nine months ended September 30, 2014, as compared to 23.7% for the nine months ended September 30, 2013. The increase in EMEA segment revenue was partially offset by an $18.4 million decrease in third party and other revenue from our Local category, which primarily resulted from a decrease in the percentage of third party and other gross billings that we retained after deducting the merchant's share to 41.8% for the nine months ended September 30, 2014, as compared to 44.2% for the nine months ended September 30, 2013. These decreases in the percentage of third party and other gross billings that we retained during the nine months ended September 30, 2014 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants.
The overall increase in revenue in our EMEA segment was also due to increased unit sales, an increase in active customers and higher gross billings per average active customer for the nine months ended September 30, 2014, as compared to the prior year period. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2014 was $18.1 million.
Rest of World
Rest of World segment revenue increased by $68.2 million to $304.1 million for the nine months ended September 30, 2014, as compared to $235.9 million for the nine months ended September 30, 2013. The increase in revenue was attributable to our acquisition of Ticket Monster, which contributed $107.4 million in revenue for the nine months ended September 30, 2014. Revenue from our Goods category increased by $65.8 million for the nine months ended September 30, 2014, as compared to the prior year period, due to a $62.4 million increase in third party revenue, which resulted from a $621.1 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 13.6% for the nine months ended September 30, 2014, as compared to 24.1% in the prior year period. The increase in third party revenue from our Goods category was attributable to the Ticket Monster acquisition, and the decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins. In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States and EMEA.
The increase in revenue from our Rest of World segment included a $12.0 million increase in revenue from our Travel category, which resulted from an $169.4 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 13.2% for the nine months ended September 30, 2014, as compared to 23.2% in the prior year period. Although gross billings on third party and other revenue transactions in our Local category increased by $174.1 million, third party and other revenue in our Local category decreased by $9.6 million, which resulted from a reduction in the percentage of third party and other gross billings that we retained after deducting the merchant's share to 24.9% for the nine months ended September 30, 2014, as compared to 39.9% for the nine months ended September 30, 2013. The decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2014 was $12.9 million.

Cost of Revenue
Cost of revenue on third party, direct revenue and other deals for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cost of revenue:
Third party	$170,186	$175,580
Direct	928,314	502,359
Other	12,040	3,944
Total cost of revenue	$1,110,540	$681,883
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue deals, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center, which began operations in the fourth quarter of 2013. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to gross billings during the period. As a result of the significant growth we have experienced from direct revenue transactions relative to our total gross billings for the nine months ended September 30, 2014, as compared to the prior year period, an increased share of those allocable costs has been allocated to cost of direct revenue in our condensed consolidated statement of operations for the nine months ended September 30, 2014.
Cost of revenue increased by $428.7 million to $1,110.5 million for the nine months ended September 30, 2014, as compared to $681.9 million for the nine months ended September 30, 2013, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory and related shipping and fulfillment costs on direct revenue deals, which were not as significant during the prior year period. We currently outsource a majority of our inventory fulfillment activities in the United States to third party logistics providers. However, we expect to reduce our usage of those third parties in future periods by transitioning additional inventory fulfillment work in the United States to internal resources. For example, we launched our own fulfillment center in the fourth quarter of 2013. Additionally, to further reduce the involvement of third party logistics providers in the fulfillment process in the United States, we have increased our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers. We are also refining our inventory management practices to better allocate inventories among warehouses in different geographic regions throughout the United States to reduce shipping distances to customers and increase units per order. We believe that these initiatives will ultimately reduce our fulfillment costs and improve the margins on direct revenue transactions in our Goods category. However, we may incur increased fulfillment costs from time to time as we enhance our internal processes and continue to transition fulfillment work from third party logistics providers.

Cost of Revenue by Segment
Cost of revenue by segment for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$79,799	7.2%	$75,908	11.1%
Direct	657,878	59.2	463,155	68.0
Total segment cost of revenue	737,677	66.4	539,063	79.1
EMEA:
Third party and other	30,896	2.8	55,635	8.2
Direct	244,375	22.0	19,142	2.8
Total segment cost of revenue	275,271	24.8	74,777	11.0
Rest of World:
Third party and other	71,531	6.4	47,981	7.0
Direct	26,061	2.4	20,062	2.9
Total segment cost of revenue	97,592	8.8	68,043	9.9
Total cost of revenue	$1,110,540	100.0%	$681,883	100.0%
Cost of revenue by category and segment for the nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$70,174	$68,497	$21,212	$35,444	$22,652	$21,353	$114,038	$125,294
Direct	—	2,523	—	—	—	—	—	2,523
Total	70,174	71,020	21,212	35,444	22,652	21,353	114,038	127,817

Goods:
Third party	620	1,477	6,051	14,557	40,585	22,755	47,256	38,789
Direct	657,878	460,632	244,375	19,142	26,061	20,062	928,314	499,836
Total	658,498	462,109	250,426	33,699	66,646	42,817	975,570	538,625

Travel:
Third party(2)	9,005	5,934	3,633	5,634	8,294	3,873	20,932	15,441

Total cost of revenue	$737,677	$539,063	$275,271	$74,777	$97,592	$68,043	$1,110,540	$681,883

(1)	Includes cost of revenue from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other cost of revenue as a component of the Local category. Other cost of revenue was previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America cost of revenue increased by $198.6 million to $737.7 million for the nine months ended September 30, 2014, as compared to $539.1 million for the nine months ended September 30, 2013. The increase in cost of revenue was primarily driven by the cost of inventory and shipping costs related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year period. Cost of revenue for the nine months ended September 30, 2014 includes $50.3 million from the Ideel acquisition.

EMEA
EMEA cost of revenue increased by $200.5 million to $275.3 million for the nine months ended September 30, 2014, as compared to $74.8 million for the nine months ended September 30, 2013. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category, as we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013.
Rest of World
Rest of World cost of revenue increased by $29.5 million to $97.6 million for the nine months ended September 30, 2014, as compared to $68.0 million for the nine months ended September 30, 2013. Cost of revenue for the nine months ended September 30, 2014 includes $38.8 million from the Ticket Monster acquisition, which primarily consists of credit card processing fees.
Gross Profit
Gross profit for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Gross profit:
Third party	$1,043,665	$1,067,438
Direct	105,780	49,883
Other	6,282	6,004
Total gross profit	$1,155,727	$1,123,325
Gross profit increased by $32.4 million to $1,155.7 million for the nine months ended September 30, 2014, as compared to $1,123.3 million for the nine months ended September 30, 2013. This increase in gross profit resulted from the $461.1 million increase in revenue during the nine months ended September 30, 2014, partially offset by the $428.7 million increase in cost of revenue. The acquisitions of Ticket Monster and Ideel contributed $68.6 million and $7.8 million of gross profit, respectively, for the nine months ended September 30, 2014.
Gross profit as a percentage of revenue decreased to 51.0% for the nine months ended September 30, 2014, as compared to 62.2% for the nine months ended September 30, 2013. The decrease in gross profit as a percentage of revenue during the nine months ended September 30, 2014, as compared to the prior year period, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category, which typically have lower margins than deals in our Local and Travel categories. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $23.8 million to $1,043.7 million for the nine months ended September 30, 2014, as compared to $1,067.4 million for the nine months ended September 30, 2013. This decrease in gross profit resulted from the $29.2 million decrease in third party revenue, partially offset by the $5.4 million decrease in the cost of third party revenue. Gross profit as a percentage of revenue on third party revenue deals increased to 86.0% for the nine months ended September 30, 2014, as compared to 85.9% for the nine months ended September 30, 2013.
Gross profit on direct revenue increased by $55.9 million to $105.8 million for the nine months ended September 30, 2014, as compared to $49.9 million for the nine months ended September 30, 2013. This increase in gross profit resulted from the $481.9 million increase in direct revenue to $1,034.1 million for the nine months ended September 30, 2014, as compared to $552.2 million for the nine months ended September 30, 2013, partially offset by the $426.0 million increase in cost of revenue on direct revenue deals to $928.3 million for the nine months ended September 30, 2014, as compared to $502.4 million for the nine months ended September 30, 2013. Gross profit as a percentage of revenue on direct revenue deals increased to 10.2% for the nine months ended September 30, 2014, as compared to 9.0% for the nine months ended September 30, 2013. The increase in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to lower shipping and fulfillment costs as a percentage of direct revenue, partially offset by increased cost of inventory sold as a percentage of direct revenue.

Gross Profit by Segment
Gross profit by segment for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$479,531	41.5%	$488,576	43.5%
Direct	56,279	4.9	49,935	4.4
Total gross profit	535,810	46.4	538,511	47.9
EMEA:
Third party and other	361,417	31.3	417,172	37.1
Direct	51,967	4.5	(239)	—
Total gross profit	413,384	35.8	416,933	37.1
Rest of World:
Third party and other	208,999	18.1	167,694	14.9
Direct	(2,466)	(0.3)	187	0.1
Total gross profit	206,533	17.8	167,881	15.0
Total gross profit	$1,155,727	100.0%	$1,123,325	100.0%
Gross profit by category and segment for the nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$433,485	$441,787	$274,395	$278,515	$108,958	$119,810	$816,838	$840,112
Direct	—	(790)	—	—	—	—	—	(790)
Total	433,485	440,997	274,395	278,515	108,958	119,810	816,838	839,322

Goods:
Third party	3,239	10,317	43,019	96,264	72,101	27,507	118,359	134,088
Direct	56,279	50,725	51,967	(239)	(2,466)	187	105,780	50,673
Total	59,518	61,042	94,986	96,025	69,635	27,694	224,139	184,761

Travel:
Third party(2)	42,807	36,472	44,003	42,393	27,940	20,377	114,750	99,242

Total gross profit	$535,810	$538,511	$413,384	$416,933	$206,533	$167,881	$1,155,727	$1,123,325

(1)	Includes gross profit from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other gross profit as a component of the Local category. Other gross profit was previously aggregated with the Travel category. The prior period category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America gross profit decreased by $2.7 million to $535.8 million for the nine months ended September 30, 2014, as compared to $538.5 million for the nine months ended September 30, 2013. The decrease in gross profit was comprised of a $7.5 million decrease in our Local category and a $1.5 million decrease in our Goods category, partially offset by a $6.3 million increase in our Travel category.

EMEA
EMEA gross profit decreased by $3.5 million to $413.4 million for the nine months ended September 30, 2014, as compared to $416.9 million for the nine months ended September 30, 2013. The decrease in gross profit was comprised of a $4.1 million decrease in our Local category and a $1.0 million decrease in our Goods category, partially offset by a $1.6 million increase in our Travel category.
Rest of World
Rest of World gross profit increased by $38.7 million to $206.5 million for nine months ended September 30, 2014, as compared to $167.9 million for the nine months ended September 30, 2013. The increase in gross profit was comprised of a $41.9 million increase in our Goods category and a $7.6 million increase in our Travel category, partially offset by a $10.9 million decrease in our Local category.
Marketing
For the nine months ended September 30, 2014 and 2013, marketing expense was $203.1 million and $158.3 million, respectively. Marketing expense by segment as a percentage of segment revenue and as a percentage of total marketing expense for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014	% of Segment Revenue	% of Total Marketing	2013	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$103,494	8.1%	50.9%	$79,961	7.4%	50.5%
EMEA	57,070	8.3	28.1	49,783	10.1	31.4
Rest of World	42,570	14.0	21.0	28,575	12.1	18.1
Marketing	$203,134	9.0	100.0%	$158,319	8.8	100.0%
Marketing expense increased by $44.8 million to $203.1 million for the nine months ended September 30, 2014, as compared to $158.3 million for the nine months ended September 30, 2013. Marketing expense as a percentage of revenue increased to 9.0% for the nine months ended September 30, 2014, as compared to 8.8% for the nine months ended September 30, 2013. We evaluate marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving revenue growth.
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
North America
North America marketing expense increased by $23.5 million to $103.5 million for the nine months ended September 30, 2014, as compared to $80.0 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, marketing expense as a percentage of revenue for the North America segment increased to 8.1%, as compared to 7.4% for the nine months ended September 30, 2013. These increases were primarily attributable to an increase in online marketing spend, in connection with our initiatives to grow our active customer base and increase awareness of the pull marketplace.

EMEA
EMEA marketing expense increased by $7.3 million to $57.1 million for the nine months ended September 30, 2014, as compared to $49.8 million for the nine months ended September 30, 2013. The increase in marketing expense was primarily due to increased spending on online marketing channels, such as display advertising and affiliate programs that utilize third parties to promote our deals online. For the nine months ended September 30, 2014, marketing expense as a percentage of revenue for the EMEA segment decreased to 8.3%, as compared to 10.1% for the nine months ended September 30, 2013.
Rest of World
Rest of World marketing expense increased by $14.0 million to $42.6 million for the nine months ended September 30, 2014, as compared to $28.6 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, marketing expense as a percentage of revenue for the Rest of World segment increased to 14.0%, as compared to 12.1% for the nine months ended September 30, 2013. These increases were primarily attributable to our acquisition of Ticket Monster, as we incurred $21.0 million of marketing expenditures for the nine months ended September 30, 2014 in connection with our initiatives to grow the business.
Selling, General and Administrative
Selling, general and administrative expense increased by $78.9 million to $983.8 million for the nine months ended September 30, 2014, as compared to $904.9 million for the nine months ended September 30, 2013. This increase was attributable to the Ticket Monster and Ideel acquisitions. Wages and benefits (excluding stock-based compensation) within selling, general and administrative expense increased by $57.5 million for the nine months ended September 30, 2014, as compared to the prior year period, primarily due to the additional employees from those acquisitions. Depreciation and amortization recorded within selling, general and administrative expense increased by $38.0 million for the nine months ended September 30, 2014, which includes increased amortization expense related to intangible assets acquired as part of those acquisitions. These increases were partially offset by lower corporate costs, including lower consulting and legal costs.
Selling, general and administrative expense as a percentage of revenue was 43.4% for the nine months ended September 30, 2014, as compared to 50.1% for the nine months ended September 30, 2013, respectively. Although revenue increased by $461.1 million, or 25.5%, for the nine months ended September 30, 2014, as compared to the prior year period, selling, general and administrative expense increased by $78.9 million, or 8.7%. We are continuing to refine our sales management and administrative processes, including through automation and ongoing regionalization of back-office functions, in connection with our efforts to generate increased operating efficiencies.
Acquisition‑Related (Benefit) Expense, Net
For the nine months ended September 30, 2014 and 2013, we incurred a net acquisition-related expense of $2.1 million and a benefit of $2.3 million, respectively. For the nine months ended September 30, 2014, the net acquisition-related expense included $3.1 million of external transaction costs, primarily related to the acquisitions of Ticket Monster and Ideel as described in Note 2 "Business Combinations," partially offset by $1.1 million related to changes in the fair value of contingent consideration. See Note 10 "Fair Value Measurements" for information about fair value measurements of contingent consideration arrangements.
(Loss) Income from Operations
The loss from operations for the nine months ended September 30, 2014 was $33.2 million, as compared to income from operations for the nine months ended September 30, 2013 of $62.4 million. The change in (loss) income from operations for the nine months ended September 30, 2014, as compared to the prior year period, was primarily due to the increase in selling, general and administrative expense of $78.9 million and marketing expense of $44.8 million, partially offset by the increase in gross profit of $32.4 million. The favorable impact on the loss from operations from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2014 was $2.3 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, decreased by $76.5 million to $38.5 million for the nine months ended September 30, 2014, as compared to $115.0 million for the nine months ended September 30, 2013. The decrease in segment operating income was attributable to an increase in segment operating expenses and a decrease in segment gross profit.

EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related(benefit) expense, net, decreased by $5.4 million to $69.1 million for the nine months ended September 30, 2014, as compared to $74.5 million for the nine months ended September 30, 2013. The decrease in segment operating income was attributable to a decrease in segment gross profit and an increase in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, increased by $8.6 million to a loss of $48.8 million for the nine months ended September 30, 2014, as compared to a loss of $40.2 million for the nine months ended September 30, 2013. The increased segment operating loss was attributable to an increase in segment operating expenses, partially offset by an increase in segment gross profit.
Other Expense, Net
Other expense, net was $21.9 million for the nine months ended September 30, 2014, as compared to $9.8 million for the nine months ended September 30, 2013. The current period loss was primarily comprised of $20.1 million in foreign currency transaction losses and $2.0 million of other-than-temporary impairments related to minority investments. The foreign currency transaction losses primarily represent unrealized losses on intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances primarily resulted from the significant decline in the Euro against the U.S. dollar from an exchange rate of 1.3763 on December 31, 2013 to 1.2598 on September 30, 2014. For the nine months ended September 30, 2013, other income, net was primarily comprised of $11.2 million of foreign currency transaction losses, partially offset by $1.2 million of interest income, net.
Provision for Income Taxes
For the nine months ended September 30, 2014 and 2013, we recorded income tax expense of $20.2 million and $62.7 million, respectively.
The effective tax rate was (36.6)% for the nine months ended September 30, 2014, as compared to 119.2% for the nine months ended September 30, 2013. Significant factors impacting our effective tax rate for the nine months ended September 30, 2014 and 2013 included losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense. Additionally, the effective tax rate for the nine months ended September 30, 2014 included a $7.7 million decrease to our liabilities for uncertain tax positions, as discussed below.
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
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. For the nine months ended September 30, 2014, we decreased our liabilities for uncertain tax positions and income tax expense by $7.7 million as a result of new information that impacted our estimates of amounts that are more-likely-than not of being realized upon ultimate settlement. As of September 30, 2014, we believe that it is reasonably possible that additional changes of up to $35.5 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.

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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that comprises net loss excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and acquisition-related (benefit)expense, net. We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related (benefit) expense, net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Net loss" for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(19,018)	$(1,292)	$(75,303)	$(10,085)
Adjustments:
Stock-based compensation(1)	34,574	26,870	89,958	89,223
Acquisition-related (benefit) expense, net(2)	(304)	(1,529)	2,078	(2,276)
Depreciation and amortization	38,146	23,149	107,544	65,317
Other expense (income), net	20,023	(832)	21,886	9,830
(Benefit) provision for income taxes	(6,434)	15,936	20,181	62,657
Total adjustments	86,005	63,594	241,647	224,751
Adjusted EBITDA	$66,987	$62,302	$166,344	$214,666

(1)	Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing" on the consolidated statements of operations.

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

The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by operating activities," for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net cash provided by (used in) operating activities	$45,466	$(11,905)	$2,002	$40,157
Purchases of property and equipment and capitalized software	(20,053)	(15,064)	(67,461)	(43,574)
Free cash flow	$25,413	$(26,969)	$(65,459)	$(3,417)

Net cash used in investing activities	$(20,461)	$(26,444)	$(193,567)	$(72,985)
Net cash used in financing activities	$(16,823)	$(8,970)	$(173,068)	$(26,253)
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
Liquidity and Capital Resources
As of September 30, 2014, we had $855.2 million in cash and cash equivalents, which primarily consisted of cash, money market accounts and overnight securities.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows from operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. We generated positive cash flow from operations for the three and nine months ended September 30, 2014 and we expect cash flows from operations to be positive in annual periods for the foreseeable future. We generally use this cash flow to fund our operations, make acquisitions, purchase capital assets, purchase treasury stock and meet our other cash operating needs. Cash flow provided by operations was $2.0 million and $40.2 million for the nine months ended September 30, 2014 and 2013, respectively.
We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of September 30, 2014, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $365.8 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In August 2014, we entered into a three-year senior secured revolving credit agreement (the "Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million. Borrowings under the Credit Agreement bear interest, at our option, at a rate per annum equal to the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the Credit Agreement) plus an additional margin ranging between 0.25% and 2.00%. We are required to pay quarterly commitment fees ranging from 0.20% to 0.35% per annum of the average daily amount available under the Credit Agreement. The Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $250.0 million. Under the terms of the Credit Agreement, we are required to maintain, as of the last day of each fiscal quarter, unrestricted cash of at least $400.0 million, including $200.0 million in accounts held with lenders under the Credit Agreement or their affiliates. The Credit Agreement also contains various other operating and financial covenants. See Note 7 "Revolving Credit Facility" for additional information. No borrowings are currently outstanding under the Credit Agreement and we were in compliance with all covenants as of September 30, 2014.
Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for at least the next twelve months.
Uses of Cash
On January 2, 2014, we acquired Ticket Monster for an aggregate acquisition price of $259.4 million, after closing working capital adjustments, of which $96.5 million was paid in cash and the balance was paid in our Class A common stock. On January

13, 2014, we acquired all of the outstanding equity interests of Ideel for an aggregate acquisition price of $42.7 million, of which $42.3 million has been paid for in cash. In the second quarter of 2014, we acquired two other businesses for an aggregate acquisition price of $7.5 million, of which $3.5 million has been paid for in cash. We intend to continue to acquire additional businesses and make strategic minority investments in complementary businesses in future periods to grow our customer base, expand our merchant relationships, enhance our technology capabilities and acquire experienced workforces.
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
The Board of Directors has authorized us to purchase up to $300.0 million of our outstanding Class A common stock through August 2015.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so. During the nine months ended September 30, 2014, we purchased 21.7 million shares of Class A common stock for an aggregate purchase price of $143.8 million (including fees and commissions) under the share repurchase program. As of September 30, 2014, up to $109.6 million of Class A common stock remains available for repurchase under the share repurchase program.
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
Cash Flow
Our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$2,002	$40,157
Investing activities	(193,567)	(72,985)
Financing activities	(173,068)	(26,253)
Effect of changes in exchange rates on cash and cash equivalents	(20,671)	(10,351)
Net decrease in cash and cash equivalents	$(385,304)	$(69,432)
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
We experience fluctuations in accrued merchant and supplier payables associated with our normal revenue-generating activities, including both third party and direct revenue sales transactions, that can cause volatility in working capital levels and impact cash balances more or less than our operating income or loss would indicate. Revenue from our Goods category has grown rapidly in recent periods, both in absolute dollars and as a percentage of the Company's overall revenue. This category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs on direct revenue transactions. As a result of those lower margins, the amount of cash that we ultimately retain from direct revenue transactions in our Goods category after paying the related inventory, shipping and fulfillment costs is less than the amount that we ultimately retain from third party revenue transactions in our Local category after paying the merchant's share. However, the impact of transactions in our Goods category on our operating cash flows varies from period to period. For example, the cash flows from transactions in that category are impacted by seasonality, with strong cash inflows typically generated during the fourth quarter holiday season followed by subsequent cash outflows when payments are made to suppliers of the merchandise.
For the nine months ended September 30, 2014, our net cash provided by operating activities was $2.0 million, which consisted of a $184.4 million net increase for certain non-cash items, partially offset by a $107.1 million net decrease related to changes in working capital and other assets and liabilities and a $75.3 million net loss. The net decrease in cash resulting from changes in working capital activities primarily consisted of a $61.2 million decrease in accrued merchant and supplier payables, a $32.4 million increase in prepaid expenses and other current assets, a $29.3 million increase in accounts receivable, a $27.1 million decrease in accrued expenses and other current liabilities and a $9.0 million decrease in accounts payable, partially offset by a $44.9 million net increase from other items, which include $20.1 million of foreign currency transaction losses, primarily related to intercompany balances denominated in foreign currencies, and the net change in non-current assets and liabilities. The $61.2 million decrease in accrued merchant and supplier payables was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2013. The net adjustments for certain non-cash items include $107.5 million of depreciation and amortization expense and $90.0 million of stock-based compensation expense, partially offset by $12.6 million of excess tax benefits on stock-based compensation.
For the nine months ended September 30, 2013, our net cash provided by operating activities was $40.2 million, which consisted of a $139.0 million net increase for certain non-cash items, partially offset by an $88.7 million net decrease related to changes in working capital and other assets and liabilities and a $10.1 million net loss. The net adjustments for certain non-cash items include $89.2 million of stock-based compensation expense and $65.3 million of depreciation and amortization expense, partially offset by $12.1 million of excess tax benefits on stock-based compensation. The net decrease in cash resulting from changes in working capital activities primarily consisted of a $72.3 million decrease in accrued merchant and supplier payables, a $27.8 million decrease in accrued expenses and other current liabilities and a $25.9 million decrease in accounts payable, partially offset by a $13.1 million decrease in prepaid expenses and other current assets and a $9.0 million decrease in accounts receivable. The $72.3 million decrease in accrued merchant and supplier payables was primarily attributable to payments to suppliers of merchandise in early 2013 related to Goods transactions from November and December of 2012.
Cash Used in Investing Activities
Cash used in investing activities primarily consists of capital expenditures, acquisitions of businesses and minority investments.
For the nine months ended September 30, 2014, our net cash used in investing activities of $193.6 million consisted of $117.3 million in net cash paid for acquisitions as described in Note 2, "Business Combinations," $67.5 million in capital expenditures, including capitalized internally-developed software, $6.7 million in purchases of investments, $1.6 million related to the purchase of additional interests in consolidated subsidiaries and $0.5 million in purchases of intangible assets.
For the nine months ended September 30, 2013, our net cash used in investing activities of $73.0 million primarily consisted of $43.6 million in capital expenditures, including capitalized internally-developed software, $19.6 million in purchases of investments, $6.3 million in net cash paid for acquisitions, $2.0 million related to the settlement of the liability related to the purchase of an additional interest in a consolidated subsidiary and $1.5 million in purchases of intangible assets.

Cash Used in Financing Activities
For the nine months ended September 30, 2014, our net cash used in financing activities of $173.1 million was driven primarily by purchases of treasury stock under our share repurchase program of $145.4 million and taxes paid related to net share settlements of stock-based compensation awards of $32.4 million. Our net cash used in financing activities was also due to partnership distributions to noncontrolling interest holders of $6.2 million, payments of capital lease obligations of $3.6 million, settlements of purchase price obligations related to acquisitions of $3.1 million and debt issuance costs of $1.0 million, partially offset by $12.6 million of excess tax benefits related to stock-based compensation and $6.2 million of proceeds from stock option exercises and our employee stock purchase plan.
For the nine months ended September 30, 2013, our net cash used in financing activities of $26.3 million was driven primarily by taxes paid related to net share settlements of stock-based compensation awards of $26.5 million. We also paid $7.4 million for the purchase of treasury stock under the share repurchase program. Our net cash used in financing activities was also due to settlements of purchase price obligations related to acquisitions of $5.0 million, partnership distributions to noncontrolling interest holders of $4.3 million and payments of capital lease obligations of $1.0 million, partially offset by $12.1 million of excess tax benefits related to stock-based compensation and $6.6 million of proceeds from stock option exercises and our employee stock purchase plan.
Free Cash Flow
Free cash flow, a non-GAAP financial measure, was $(65.5) million and $(3.4) million for the nine months ended September 30, 2014, and 2013, respectively.  The decrease in free cash flow for the nine months ended September 30, 2014, as compared to the prior year period, was due to the $38.2 million decrease in our operating cash flow and higher capital expenditures.  For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.

Contractual Obligations and Commitments
Except for commitments under operating leases that were assumed in connection with the Ticket Monster and Ideel acquisitions, as described in Note 2, "Business Combinations," our commitments as of September 30, 2014 did not materially change from the amounts set forth in our 2013 Annual Report on Form 10-K. As of September 30, 2014, estimated future payments under operating leases assumed in connection with the Ticket Monster and Ideel acquisitions for each of the next five years and thereafter are as follows (in thousands):

Operating leases
2014	$1,348
2015	5,148
2016	4,936
2017	4,342
2018	2,631
Thereafter	11,110
Total minimum lease payments	$29,515
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2014.
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
For merchant payment arrangements that are structured under a redemption model, merchants are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all the gross billings. We record incremental revenue from unredeemed Groupons and derecognize the related accrued merchant payable when our legal obligation to the merchant expires, which we believe is shortly after deal expiration in most jurisdictions that have payment arrangements structured under a redemption model.
Direct revenue recognition
We evaluate whether it is appropriate to record the gross amount of our sales and related costs by considering a number of factors, including, among other things, whether we are the primary obligor under the arrangement, have inventory risk and have latitude in establishing prices.
Direct revenue is derived primarily from selling consumer products through our Goods category where we are the merchant of record. We are the primary obligor in these transactions, are subject to general inventory risk and have latitude in establishing prices. Accordingly, direct revenue is recorded on a gross basis, excluding applicable taxes and net of estimated refunds. For purposes of evaluating whether product revenue should be recognized on a gross basis, unmitigated general inventory risk is a strong indicator of whether a seller has the risks and rewards of a principal to the sale transaction. U.S. GAAP specifies that general inventory risk exists if a seller either takes title to a product before that product is ordered by a customer (that is, maintains the product in inventory) or will take title to the product if it is returned by the customer (that is, back-end inventory risk) and the customer has a right of return. We have unmitigated general inventory risk on our direct revenue transactions. Currently, that general inventory risk is primarily in the form of back-end inventory risk. However, we had $57.3 million of finished goods inventory on hand as of September 30, 2014, and in future periods we may increase the levels of inventory on hand for our Goods category. For Goods transactions where we are performing a service by acting as a marketing agent of the merchant, revenue is recorded on a net basis and is presented within third party revenue.
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
Impairment Assessments of Goodwill and Long-Lived Assets
A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations using the acquisition method and allocate the acquisition price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The difference between the acquisition price and the fair value of the net assets acquired is recorded as goodwill.
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
We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of September 30, 2014, our market capitalization of $4.5 billion substantially exceeded our consolidated net book value of $728.0 million.
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
For purposes of assessing whether it is more likely than not that our deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $930.7 million and $848.9 million as of September 30, 2014 and December 31, 2013, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. Outside of the United States, we have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions. Due to our cumulative losses outside of the United States, we have recognized valuation allowances against deferred tax assets that are not supported by those objective sources of taxable income. As of September 30, 2014, we have not recognized deferred tax assets without a valuation allowance outside of the United States when the only sources of taxable income are projected future earnings or tax planning strategies. For certain jurisdictions where applicable tax law imposes limitations that may prevent us from realizing our deferred tax assets through the scheduled reversal of taxable temporary differences, we have recorded valuation allowances in excess of the net deferred tax asset balances.
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
Other-than-Temporary Impairment of Investments
An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. We conduct reviews of all of our investments with unrealized losses on a quarterly basis to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, considers qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and our strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, we consider whether we intend to sell the investment or whether it is more likely than not that we will be required to sell the investment before recovery of its amortized cost basis. Investments with unrealized losses that are determined to be other-than-temporary are written down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are not recorded for cost method investments and equity method investments, while such losses are recorded, net of tax, in accumulated other comprehensive income (loss) for available-for-sale securities.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, Korean won, British pound sterling, Japanese yen and Brazilian real, which exposes us to foreign currency risk. For the three months ended September 30, 2014, we derived approximately 30.4% and 14.3% of our revenue from our EMEA and Rest of World segments, respectively. For the nine months ended September 30, 2014, we derived approximately 30.4% and 13.4% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of September 30, 2014 and December 31, 2013.
As of September 30, 2014, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $134.3 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $13.4 million. This compares to a $168.2 million working capital deficit subject to foreign currency exposure as of December 31, 2013, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $16.8 million.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In August 2014, the Company entered into a three-year Credit Agreement that provides for aggregate principal borrowings up to $250.0 million. As of September 30, 2014, there were no borrowings outstanding under the Credit Agreement. Because our Credit Agreement bears interest at a variable rate, we will be exposed to market risk relating to changes in interest rates, once we draw down under the Credit Agreement. We also have long-term borrowings, which consist of $14.3 million of long-term capital lease obligations, and investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We believe that the interest rate risk on the long-term capital lease obligations and investments is not significant.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2014 and 2013.
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

Based on this evaluation, our management concluded that, as of September 30, 2014, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our revenue and operating results will continue to vary from quarter to quarter due to the rapidly evolving nature of our business. We believe that our revenue growth and ability to achieve and maintain profitability will depend, among other factors, on our ability to:

•	acquire new customers and retain existing customers;

•	attract new merchants and retain existing merchants who wish to offer deals through the sale of Groupons;

•	effectively address and respond to challenges in international markets;

•	expand the number, variety and relevance of products and deals we offer, particularly as we attempt to build a more complete local marketplace;

•	increase the awareness of our brand domestically and internationally;

•	successfully achieve the anticipated benefits of business combinations or acquisitions, including our acquisitions of Ticket Monster and Ideel;

•	provide a superior customer service experience for our customers and merchants;

•	respond to changes in consumer and merchant access to and use of the Internet and mobile devices;

•	react to challenges from existing and new competitors; and

•	respond to seasonal changes in supply and demand.
In addition, our margins and profitability may depend on our product sales mix, our geographic revenue mix and merchant pricing terms. For example, sales in our Goods category, which typically carry lower margins than sales in our Local category, have grown faster in recent periods, which has resulted in lower margins and profitability during those periods. Accordingly, our profitability may vary significantly from quarter to quarter.
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

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks and electronic funds transfer systems;

•	different employee/employer relationships and the existence of workers' councils and labor unions;

•	shorter payment cycles and greater problems in collecting accounts receivable;

•	higher Internet service provider costs;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency; and

•	differing intellectual property laws.
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
Our marketing strategy is primarily focused on customer activation and mobile application downloads, as well as to increasing awareness of our shift to a more complete local commerce marketplace. We increased our marketing expense to $203.1 million during the first three quarters of 2014 as compared to $158.3 million during the first three quarters of 2013. If our assumptions regarding our marketing efforts and strategies prove incorrect, our ability to generate profits from our investments may be less than we have assumed. In such case, we may need to increase expenses or otherwise alter our strategy and our results of operations could be negatively impacted.
If we are unable to successfully respond to changes in the market, our business could be harmed.
We have operated at a substantial scale for only a limited period of time. Given the limited history, we are constantly evolving our strategy and may not always be successful in doing so. We expect that the market will evolve in ways which may be difficult to predict. For example, we believe that in some of our markets, including North America, investments in new subscriber acquisition are less productive and the continued growth of our revenue will require more focus on increasing or maintaining the rate at which our existing customers purchase Groupons and our ability to expand the number and variety of deals that we offer. It is also possible that merchants or customers could broadly determine that they no longer believe in the value of our current services or marketplace. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in our markets, our business, financial condition and results of operations could suffer a material negative impact.
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
We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms through our marketplace and provide our customers with a good experience. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. In addition, if we are unsuccessful in our efforts to introduce services to merchants as part of our initiatives to achieve adoption of "Gnome," our iPad®-based platform for merchants, we will not experience a corresponding growth in our merchant pool sufficient to offset the cost of these initiatives. We must continue to attract and retain merchants in order to increase revenue and profitability. If new merchants do not find our marketing and promotional services effective, or if existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profits, they may stop making offers through our marketplace. In addition, we may experience attrition in our merchants in the ordinary course of business resulting from several factors, including losses to competitors and merchant closures or bankruptcies. If we are unable to attract new merchants in numbers sufficient to grow our business, or if merchants are unwilling to offer products or services with compelling terms through our marketplace or offer favorable payment terms to us, our operating results will be adversely affected.
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
Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale, the large number of transactions that we process, our payment processing and point of sale offerings, our expanded geographic footprint and international presence, our use of open source software and technologies, the outsourcing of some of our business operations and continued threats of cyber-attacks.  Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access are a high priority for us, this may not successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures.  In addition, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose sensitive information in order to gain access to our secure systems and networks. For example, in May 2013, a hacker accessed a database of our Taiwan subscribers containing usernames and passwords.
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
We had an accumulated deficit of $930.7 million as of September 30, 2014. We anticipate that our financial results will be impacted as we continue to invest in our growth, through increased spending in some areas and through accepting a lower portion of the proceeds from our deals, as we attempt to add more merchants to our marketplace. These efforts may prove more difficult than we currently anticipate, and we may not succeed in realizing the benefits of these efforts in a short time frame, or at all. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue, as well as any changes in our mix of sales between our higher and lower margin categories, could prevent us from attaining or increasing, or could reduce, our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
We operate in a highly competitive industry with relatively low barriers to entry, and must compete successfully in order to grow our business.
We expect competition in e-commerce generally, and group buying in particular, to continue to increase. A substantial number of group buying sites that attempt to replicate our business model are operating around the world. In addition to such competitors, we expect to increasingly compete against other large businesses who offer deals similar to ours as an add-on to their core business. We also expect to compete against other Internet sites and mobile applications that serve niche markets and interests. In some of our categories, such as goods, travel and entertainment, we compete against much larger companies who have more resources and significantly larger scale. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.
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
We believe that seasonal fluctuations will continue to impact our cash flows, particularly as a result of the growth of our Goods category. Our operating cash flow for the nine months ended September 30, 2014 was adversely impacted by a $61.2 million decrease in accrued merchant and supplier payables, which was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2013. Our operating cash flows have been adversely impacted by lower growth or declines in our Local category in recent periods. We have used the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer our merchants more favorable or accelerated payment terms or our revenue does not grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
Our success is dependent upon our ability to provide a superior mobile experience for our customers, and our customers' continued ability to access our offerings through mobile devices.
At the present time, more than 50% of our global transactions are completed on mobile devices. Over 100 million people have downloaded our mobile applications worldwide. In order to continue to grow our mobile transactions, it is critical that our applications work well with a range of mobile technologies, systems, networks and standards. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices or use mobile devices that do not offer access to our mobile applications.

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
If email providers implement new or more restrictive email delivery policies it may become more difficult to deliver emails to customers. For example, certain email providers, including Google, categorize our emails as "promotional," and these emails are directed to an alternate, and less readily accessible, section of a customer's inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to customers in a manner compatible with email providers’ email handling or authentication technologies, our operating results and financial condition could be substantially harmed. In addition, if we are placed on "spam" lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our ability to contact customers through email could be significantly restricted.
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
Purchasing the goods ourselves prior to the sale also means that we will be required to fulfill orders on a timely, efficient and cost-effective basis.  Many other online retailers have significantly larger inventory balances and therefore are able to rely on past experience and economies of scale to optimize their order fulfillment. Because we rely on third party logistics providers for order fulfillment and delivery, many parts of our supply chain are outside our control. Delays or inefficiencies in our processes, or those of our third party logistics providers, could subject us to additional costs, as well as customer dissatisfaction, which would adversely affect our business. Additionally, we assume the risks of inventory damage, theft and obsolescence, as well as risks of price erosion for these products. These risks are especially significant because some of the merchandise we sell is characterized by seasonal trends, fashion trends, obsolescence and price erosion and because we sometimes make large purchases of particular types of inventory. Our success will depend on our ability to sell our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and other costs. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.
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
Acquisitions, dispositions, joint ventures and strategic investments could result in operating difficulties, dilution and other consequences.

We routinely evaluate and consider a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and minority investments, some of which we consummate. These activities can result in operating difficulties, dilution, management distraction and other potentially adverse consequences. We have in the past acquired a number of companies, including Ticket Monster, which we acquired on January 2, 2014 for total consideration of $259.4 million, and Ideel, which we acquired on January 13, 2014 for total consideration of $42.7 million. We have also announced our intention to explore and evaluate financing and strategic alternatives with respect to Ticket Monster and certain other markets in our Rest of World segment. However, the Company has not made a decision to pursue any specific strategic transaction, so there can be no assurance that the exploration and evaluation of any such strategic alternatives will result in a transaction and there is no set timetable for the process. Furthermore, if we consummate such a strategic transaction, we may not successfully realize the anticipated benefits of the transaction.
Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems and exposure to unknown or unforeseen liabilities of acquired companies. In addition, the integration of an acquisition could divert management's time and the Company's resources. If we pay for an acquisition or a minority investment in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock it could be dilutive to our stockholders. Additionally, we do not have the ability to exert control over our joint ventures and minority investments, and therefore we are dependent on others in order to realize their potential benefits. Dispositions and attempted dispositions also involve significant risks and uncertainties, such as the risk of destabilizing the applicable operations or the loss of key personnel, as well as uncertainties with respect to the separation of disposed operations, the terms and timing of any dispositions and the ability to obtain necessary governmental or regulatory approvals. Further, we may be unable to successfully complete potential strategic transactions or we may not realize the anticipated benefits of any or all of our strategic transactions, or we may not realize them in the time frame expected.

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
Groupons are issued in the form of redeemable coupons with unique identifiers. It is possible that consumers or other third parties will seek to create counterfeit Groupons in order to fraudulently purchase discounted goods and services from merchants. While we use advanced anti-fraud technologies, it is possible that criminals will attempt to circumvent our anti-fraud systems using increasingly sophisticated methods. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse customers and/or merchants for any funds stolen or revenue lost as a result of such breaches. Merchants could also request reimbursement, or stop using Groupon, if they are affected by buyer fraud or other types of fraud.
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
We accept payments using a variety of methods, including credit card, debit card and gift certificates. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business and operating results could be adversely affected.
We are also subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payment processing service business. In addition, events affecting our third party payment processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of our payment processors, could have a material adverse effect on our business.

When we process credit card payments for merchants, we may be subject to chargeback liability if our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers.

We offer a credit card payment processing service to merchants.  If we process a payment that is successfully disputed by the customer at a later date, the transaction is normally "charged back" to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we or our clearing bank is unable to collect such amounts from the merchant's account, or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder.  Any chargebacks not paid by merchants may adversely affect our financial condition and results of operations. In addition, if our clearing bank terminates our relationship and we are unable to secure a relationship with another clearing bank, we would be unable to process payments.

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

•	the amount of shares of our Class A common stock that are available for sale;

•	the relative success of competitive products or services;

•	the public's response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation;

•	speculation about our business in the press or the investment community;

•	future sales of our Class A common stock by our significant stockholders, officers and directors;

•	announcements about our share repurchase program and sales under the program;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our entry into new markets or exit from existing markets;

•	regulatory developments in the United States or foreign countries;

•	strategic acquisitions, joint ventures or restructurings announced or consummated by us or our competitors;

•	strategic dispositions of businesses or other assets announced or consummated by us; and

•	changes in accounting principles.
We expect the stock price volatility to continue for the foreseeable future as a result of these and other factors.
Purchases of shares of our Class A common stock pursuant to our stock repurchase program may affect the value of our Class A common stock.

Pursuant to our publicly announced share repurchase program, we are authorized to repurchase up to $300.0 million of our outstanding Class A common stock through August 2015 and have approximately $110 million remaining under this authorization as of September 30, 2014. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time.

The concentration of our capital stock ownership with our founders, executive officers, employees and directors and their affiliates will limit stockholders' ability to influence corporate matters.
Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of October 28, 2014, our founders, Eric Lefkofsky, Bradley Keywell and Andrew Mason control 100% of our outstanding Class B common stock and, based on information available to us, approximately 23.6% of our outstanding Class A common stock, representing approximately 50.3% of the voting power of our outstanding capital stock. Messrs. Lefkofsky, Keywell and Mason will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

•
Stockholders must provide timely notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at an annual meeting of stockholders. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of our company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2014, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
The Board of Directors has authorized us to purchase up to $300.0 million of our outstanding Class A common stock through August 2015.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.  We expect to fund the repurchases through cash on hand and future cash flow.  We also have the ability to fund share repurchases with borrowings under our Credit Agreement, which we entered into in July 2014. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so.
During the three months ended September 30, 2014, we purchased 1,349,712 shares of Class A common stock for an aggregate purchase price of $8.3 million (including fees and commissions) under the share repurchase program. A summary of our Class A common stock repurchases during the three months ended September 30, 2014 under the repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2014	338,200	$6.40	338,200	$116,000,000
August 1-31, 2014	887,712	5.96	887,712	111,000,000
September 1-30, 2014	123,800	6.88	123,800	110,000,000
Total	1,349,712	$6.16	1,349,712	$110,000,000
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of October 2014.

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