Form 10-K
period 2014-12-31
Groupon, Inc.
filed 2015-02-13
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Large accelerated filer ☒                           Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes         No  ☒

As of June 30, 2014, the aggregate market value of shares held by non-affiliates of the registrant was $3,340,614,720 based on the number of shares of Class A common stock held by non-affiliates as of June 30, 2014 and based on the last reported sale price of the registrant's Class A common stock on June 30, 2014.

As of February 9, 2015, there were 672,963,103 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2015, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

______________________________________________________

PART I
FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A: Risk Factors" of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.
ITEM 1: BUSINESS
Overview
Groupon is a global leader in local commerce, making it easy for people around the world to search and discover great businesses and merchandise. Our vision is to connect local commerce, increasing consumer buying power while driving more business to merchants through price and discovery. We want Groupon to be the destination that our customers check first when they are out and about; the place they start when they are looking to buy just about anything, anywhere, anytime. By leveraging our global relationships and scale, we offer consumers deals on things to eat, see, do and buy in 47 countries.
We operate online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services at a discount. Our operations are organized into three principal segments: North America, which represents the United States and Canada, EMEA, which is comprised of Europe, the Middle East and Africa, and the remainder of our international operations ("Rest of World"). We offer deals on goods and services in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). We act as a third party marketing agent by selling vouchers ("Groupons") that can be redeemed for products or services with a merchant. We also sell merchandise directly to customers in transactions for which we are the merchant of record. Customers access our deal offerings directly through our websites, mobile platforms and emails and may also access our offerings indirectly using search engines.
Our results from 2014 include the following:

•
Gross billings increased to $7.6 billion in 2014, as compared to $5.8 billion in 2013. In 2014, 43.6%, 27.0% and 29.4% of our gross billings were generated in North America, EMEA and Rest of World, respectively, as compared to 49.5%, 34.5% and 16.0% in 2013. Gross billings represent the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings differs from our revenue, which is presented net of the merchant's share of the transaction price for transactions in which we act as a third party marketing agent. Gross billings and revenue are the same for transactions in which we sell merchandise directly to customers as the merchant of record.

•
Revenue increased to $3.2 billion in 2014, as compared to $2.6 billion in 2013. In 2014, 57.2%, 30.1% and 12.7% of our revenue was generated in North America, EMEA and Rest of World, respectively, as compared to 59.1%, 28.9% and 12.0% in 2013.

•	Gross profit increased to $1,549.2 million in 2014, as compared to $1,501.5 million in 2013.

•	Loss from operations was $14.8 million in 2014, compared to $75.8 million of income from operations in 2013.

•
The number of active customers, which is defined as customers who have made a purchase on our platform within the last twelve months, increased to 53.9 million as of December 31, 2014 from 43.7 million as of December 31, 2013.

•	As of December 31, 2014, we had approximately 370,000 active deals available to customers through our marketplaces.
We are a Delaware corporation, incorporated on January 15, 2008 under the name "ThePoint.com, Inc." We started Groupon in October 2008 and officially changed our name to Groupon, Inc. by filing an amended certificate of incorporation on June 16, 2009. Our principal executive offices are located at 600 West Chicago Avenue, Suite 400, Chicago, Illinois 60654, and our telephone number at this address is (312) 334-1579. Our investor relations department can be reached through our investor relations hotline, which is (312) 999-3098. Our website is www.groupon.com. Information contained on our website is not a part of this Annual Report on Form 10-K. We completed our initial public offering in November 2011 and our Class A common stock is listed on the Nasdaq Global Select Market under the symbol "GRPN."
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
Our Strategy
Our primary objective is to become an essential part of everyday local commerce for consumers and merchants. Key elements of our strategy include the following:
Become the starting point for mobile commerce. We believe that Groupon is well positioned to be a leader in the world of mobile commerce. During 2014, we continued to invest in our mobile technology in order to attempt to capitalize on the growing trend of consumers making purchases through smartphones and tablets. In the fourth quarter of 2014, over 50% of our global transactions were completed on mobile devices. Additionally, almost 110 million people have downloaded our mobile applications worldwide as of January 31, 2015. We intend to continue making investments in mobile technology and marketing to improve the customer experience, help grow our mobile transaction volume and help increase customer awareness of their ability to access our offerings on mobile devices.
Redefine local commerce. Groupon seeks to bring the power of the Internet to local commerce, serving as an important source of customer acquisition for local merchants. To accomplish this, we are focused on growing our base of active customers by offering a variety of quality deals and focusing on customer satisfaction. We believe customer dissatisfaction primarily occurs when we offer deals that our customers do not consider relevant and when the promotional value of a voucher expires before redemption. Our efforts to improve relevance and reduce expirations include building our online commerce marketplaces where merchants generally have a continuous presence for an extended period of time. In our online commerce marketplaces, customers can provide feedback on which merchants they would like to offer deals who are not currently offering deals, which can be used to improve the relevance of future deals. With extended availability of deal offerings through our marketplaces customers can purchase a voucher when they have plans to redeem it, rather than purchasing the voucher earlier in response to a limited-time offer. We have also launched a tablet-based platform for merchants to streamline the voucher redemption process.
Grow our local commerce marketplaces. We continue to transition our business from primarily a "push" model that generates demand by emailing offers to customers to more of a demand fulfillment, or "pull," model that enables customers to search for goods and services through online local marketplaces that they can access through our websites and mobile applications and by using search engines. By continuing to develop and expand our marketplaces and improve the search functionality of our websites and mobile applications, we are seeking to provide customers in each of our markets with a single place where they can go to search for and discover great deals on local merchant offerings, merchandise and travel. We remain focused on growing the supply of active deals available through our marketplaces to achieve this objective. We have increased our average active deal counts from approximately 1,000 deals available worldwide at the time of our initial public offering in November 2011 to approximately 370,000 deals available worldwide as of the end of the fourth quarter of 2014.
We have implemented a self-serve process whereby merchants have the ability to construct deals that can be offered on-demand through our websites and we believe that this process provides merchants with an easier way to improve their web presence and reach new customers. We have also begun adding additional content about local merchants to our websites, including merchants who have not offered deals through our marketplaces. This new content, which we refer to as "Pages," is intended to give customers the ability to discover more local businesses and deal offerings through our websites.

Enhance the email experience. While an increasing proportion of transactions on our platform are occurring on mobile devices and our websites, email still generates significant transaction volume and we expect that it will continue to do so in the future. We continue to refine our use of targeting technology that enables us to distribute deal offerings to current and potential customers based on their location and personal preferences. In addition to email, we use this targeting technology for push notifications on mobile devices. Our targeting technology is also used to inform our search engine marketing and other transactional marketing spending that may attract potential customers who have not yet subscribed to our emails, downloaded our mobile applications or purchased a Groupon.
Continue to build out our categories. Although Groupon began by offering only daily deals from local merchants, our platform has evolved over time into three primary categories: Local, Goods and Travel. Within those primary deal categories are a variety of subcategories, such as food and drink, events and activities, health and beauty, household items, jewelry, electronics and apparel. We intend to continue to build out our categories and subcategories by actively pursuing opportunities that would enable us to expand our deal offerings. See the "Categories" section below for additional information.
Globalize our platforms and processes. Because our international expansion was accomplished primarily through acquisitions, we inherited different technology platforms and business processes. We have undertaken a company-wide program that has streamlined many of our technology platforms and processes and we have rolled out a number of internal tools to increase our efficiency, including, for example, internal tools used by our salespeople to support their efforts in obtaining quality deal offerings for our marketplaces. In addition, we are increasingly automating our support functions in order to improve the overall efficiency of our business operations.
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
Our business model has evolved from primarily an email-based "push" model with a limited number of deals offered at any given time to more extensive online "pull" marketplaces, particularly in North America, where customers can come to Groupon and search for deals on goods and services. Our marketplaces are accessible through our websites and mobile applications, including through localized groupon.com sites in many countries. We also recently launched Pages in North America, a platform that we use to publish ratings and helpful tips from customers to highlight the unique aspects of local merchants, including merchants that have not offered deals through our marketplaces. In addition, Pages provide merchants with an additional online presence to connect with potential customers and drive more sales in the form of exclusive offers, everyday specials, coupons and other promotions.
On January 2, 2014, we acquired LivingSocial Korea, Inc. ("LS Korea"), a Korean corporation and holding company of Ticket Monster Inc. ("Ticket Monster"), for total consideration of $259.4 million, consisting of $96.5 million cash and 13,825,283 shares of Class A common stock with an acquisition date fair value of $162.9 million.  Ticket Monster, which has approximately 1,000 employees, is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster are reported within our Rest of World segment in 2014.
We have hired advisers to help us explore a range of financing and strategic alternatives for Ticket Monster and certain other Asian markets. As part of that process, multiple parties have expressed preliminary interest in Ticket Monster. However, we cannot provide any assurance as to the pricing, timetable or structure of any transaction, or the likelihood of any transaction being completed.

On January 13, 2014, we acquired Ideeli, Inc. (d/b/a "Ideel"), a fashion flash site based in the United States for $42.7 million. Ideel is focused on women's fashion apparel, accessories and home décor, and the operations of Ideel are reported within our North America segment in 2014.
Categories
Local. Our Local category includes deals with local merchants, deals with national merchants and local events. Local also includes other revenue sources such as advertising revenue, payment processing revenue, point of sale revenue and commission revenue as these revenue sources are primarily generated through the our relationships with local and national merchants. We offer deals for local merchants across multiple subcategories, including food and drink, events and activities, beauty and spa, health and fitness, home and garden and automotive. In the United States, customers can book reservations at selected restaurants through our website and mobile applications. National merchants also have used our marketplaces as an alternative to traditional marketing and brand advertising. Although our business today is weighted toward deals from local merchants, we continue to feature national deals to build our brand awareness, acquire new customers and generate additional revenue. In 2014, we featured deals from a number of well-known national merchants across our North American markets, including Starbucks, Rosetta Stone, Whole Foods, and Sam's Club. In addition to national deals, Coupons, our coupon offering that was launched in 2013, and Snap, our mobile application launched in 2014 that offers customers cash-back for buying featured grocery and consumer-packaged goods, gives customers the ability to access coupons from thousands of retailers. Additionally, GrouponLive is a partnership with LiveNation through which Groupon offers deals on concerts, sports, theater and other live entertainment events.
Goods. Our Goods category offers customers the ability to find deals on merchandise across multiple product lines, including electronics, sporting goods, jewelry, toys, household items and apparel. As the Goods category continues to grow, we expect that we will continue to add new brands to our platform in order to expand our offerings.
In our Goods category, we earn direct revenue from transactions in which we sell products directly to customers and serve as the merchant of record, as well as third party revenue from transactions in which we act as a third party marketing agent and sell vouchers that can be redeemed for products with a merchant. Our Goods transactions in North America are primarily direct revenue deals and, beginning in September 2013, a significant portion of our Goods transactions in EMEA have been direct revenue deals as well. Goods transactions in EMEA prior to September 2013 and in our Rest of World segment have primarily been third party revenue deals.
In order to attempt to reduce costs and improve the customer experience, we continue to be focused on streamlining our order fulfillment process for Goods. Although we currently outsource a majority of our inventory fulfillment activities in the United States to third party logistics providers, we expect to reduce our usage of those third parties in future periods by transitioning additional inventory fulfillment work in the United States to internal resources. We launched our own fulfillment center in the fourth quarter of 2013 and have increased our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers to further reduce the involvement of third party logistics providers. We are also refining our inventory management practices to better allocate inventories among warehouses in different geographic regions throughout the United States to reduce shipping distances to customers and increase units per transaction.
Getaways. Through our Getaways category, we feature travel offers at both discounted and market rates, including hotels, airfare and package deals covering both domestic and international travel. For many of our travel deals, the customer must contact the merchant directly to make a travel reservation after purchasing the travel voucher from us. However, for some of our hotel deals, we take room reservations directly through our websites.
Distribution
We distribute our deal offerings to customers primarily through three channels: our mobile platform, our websites and email. Customers can also access our deal offerings indirectly through search engines. Our mobile platform consists of apps and mobile websites, which we currently offer on iPhones, iPads, Android, Blackberry and Windows devices.
Mobile Applications. Consumers are increasingly accessing our deals through our mobile applications, as well as through mobile browsers. These applications enable consumers to browse, purchase, manage and redeem deals on their mobile devices. In addition, in our North American markets, consumers have a "Nearby" tab, which shows the deals that are closest to the consumer's location. In the fourth quarter of 2014, over 50% of our global transactions were completed on mobile devices. Additionally, almost 110 million people have downloaded our mobile applications worldwide as of January 31, 2015.

Websites. In 2014, we launched website enhancements in many of our international markets in an effort to improve the overall customer experience. The enhancements were based on the 2013 redesign of our North American website that included improved search capabilities and personalized offerings each day tailored to the user's preferences.
Email. In North America and most of our international markets, we use targeting technology to distribute deals to current and potential customers based on their locations and personal preferences. A subscriber who clicks on a deal within an email is directed to our website or mobile application to learn more about the deal and make a purchase.
Search Engines and Other. Customers can access our deal offerings indirectly through third party search engines. We use search engine optimization ("SEO") and marketing ("SEM") to increase the visibility of our offerings in web search results. We have established an affiliate program that utilizes third parties to promote our deals online. Affiliates earn commissions when customers access our deals through links on their websites and make purchases. We expect to continue to leverage affiliate relationships to extend the distribution of our deals to a broad base of potential customers. We also publish our deals through various social networks, and our notifications are adapted to the particular format of each of these social networking platforms. Our website and mobile application interfaces enable our consumers to push notifications of our deals to their personal social networks.
Marketing
Marketing is the primary method by which we acquire customers and promote awareness of our marketplaces and deal offerings and, as such, is an important part of our growth strategy. Our marketing spend increased, both in absolute dollars and as a percentage of revenue, during the year ended December 31, 2014, as compared to the prior year, and remains a key element of our business operations. Online marketing consists of search engine marketing, television, billboard and radio advertisements, public relations and sponsored events to increase our visibility and build our brand. Our marketing activities also include elements that are not presented as "Marketing" on our consolidated statements of operations, such as order discounts and free shipping on merchandise sales.

Sales and Operations
Our sales force includes approximately 5,000 merchant sales representatives and sales support staff, who build merchant relationships and provide local expertise. Our North American merchant sales representatives and support staff are primarily based in our offices in Chicago, and our international merchant sales representatives and support staff are based in our international offices, although many of our international merchant sales representatives conduct business using a door-to-door sales strategy. Our global sales and sales support headcount by segment as of December 31, 2014 was as follows:

North America	1,369
EMEA	1,896
Rest of World	1,719
Total	4,984
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

Our websites are hosted at a U.S. data center in Santa Clara, California and international data centers in Asia and Europe. Our data centers host our public-facing websites and applications, as well as our back-end business intelligence systems. We employ security practices to protect and maintain the systems located at our data centers. We have invested in intrusion and anomaly detection tools to try to recognize intrusions to our websites. We engage independent third-party Internet security firms to regularly test the security of our websites and identify vulnerabilities. In financial transactions between our websites and our customers, we use data encryption protocols to secure information while in transit.
Competition
Our business is rapidly evolving and we face competition from a variety of current and potential competitors. Some of our competitors offer deals as an add-on to their core business, and others have adopted a business model similar to ours. As we expand our business into additional categories and subcategories, we will compete with online and offline merchants offering similar products and services. We also compete with businesses that focus on our payment processing and point-of-sale merchant offerings. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services. We believe the principal competitive factors in our market include the following:

•	size of active customer base and breadth merchant relationships;

•	mobile penetration;

•	understanding of local business trends;

•	ability to structure deals to generate positive return on investment for merchants; and

•	strength and recognition of brand.
Although we believe that we compete favorably on the factors described above and benefit from scale, we anticipate that larger, more established companies may directly compete with us over time. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than we do. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services.
Seasonality
We believe that some of our offerings experience seasonal buying patterns mirroring that of the larger consumer and e-commerce markets, where demand declines during customary summer vacation periods and increases during the fourth quarter holiday season. We believe that this seasonality pattern has affected, and we expect will continue to affect, our business and quarterly sequential revenue growth rates. We recognized 29.0%, 29.9% and 27.3% of our annual revenue during the fourth quarter of 2014, 2013 and 2012, respectively.
Regulation
    We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. Additionally, these laws and regulations may be interpreted differently across domestic and foreign jurisdictions. As a company in a new and rapidly innovating industry, we are exposed to the risk that many of these laws may evolve or be interpreted by regulators or in the courts in ways that could materially affect our business. These laws and regulations may involve taxation, unclaimed property, intellectual property, product liability, travel, distribution, electronic contracts and other communications, competition, consumer protection, the provision of various online payment and point of sale services, employee, merchant and customer privacy and data security or other areas.
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
                In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, trade dress, domain names and patents to protect our intellectual property.  Groupon and its related entities own a number of trademarks and servicemarks registered or pending in the United States and internationally.  In addition, we own a number of issued U.S. patents, have additional pending patent applications and own copyright registrations.
                Circumstances outside our control could pose a threat to our intellectual property rights and the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.
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
Employees
    As of December 31, 2014, there were 3,525 employees in our North America segment, consisting of 1,369 sales representatives and 2,156 corporate, operational and customer service representatives, 3,591 employees in our EMEA segment, consisting of 1,896 sales representatives and 1,695 corporate, operational and customer service representatives, and 4,727 employees in our Rest of World segment, consisting of 1,719 sales representatives and 3,008 corporate, operational and customer service representatives.
Executive Officers
The following table sets forth information about our executive officers as of December 31, 2014:

Name	Age	Position

Eric Lefkofsky	45	Co-Founder, Chief Executive Officer and Director
Jason Child	46	Chief Financial Officer
Dane Drobny	47	General Counsel and Corporate Secretary
Sri Viswanath	39	Chief Technology Officer
Brian Stevens	40	Chief Accounting Officer
Eric Lefkofsky is a co-founder of the Company, has served as the Company's Executive Chairman since its inception until August 5, 2013, and served in the Office of the Chief Executive from February 28, 2013 until his appointment as Chief Executive Officer on August 5, 2013. Mr. Lefkofsky is a co-founder of Echo Global Logistics, Inc. (NASDAQ: ECHO) and served on its board of directors from February 2005 to December 2012. Mr. Lefkofsky is a co-founder of InnerWorkings, Inc. (NASDAQ: INWK) and served on its board of directors from August 2008 to October 2012. In 2008, Mr. Lefkofsky co-founded Lightbank LLC, a private investment firm specializing in information technology companies, and has served as a manager since that time. In April 2006, Mr. Lefkofsky co-founded MediaBank, LLC (now Media Ocean), an electronic exchange and database that automates the procurement and administration of advertising media, and has served as a director or manager since that time. Mr. Lefkofsky also serves on the board of directors of Children's Memorial Hospital, the board of trustees of the Steppenwolf Theatre, the board of trustees of the Art Institute of Chicago and the board of trustees of the Museum of Science and Industry. Mr. Lefkofsky also serves on the board of directors of World Business Chicago. Mr. Lefkofsky is an Adjunct Professor at the University of Chicago Booth School of Business. Mr. Lefkofsky holds a bachelor's degree from the University of Michigan and a Juris Doctor degree from the University of Michigan Law School.
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
Dane Drobny has served as our General Counsel and Corporate Secretary since July 2014.  Prior to joining Groupon, Mr. Drobny was Senior Vice President, General Counsel and Corporate Secretary at Sears Holdings Corporation (NASDAQ: SHLD) from May 2010 to June 2014. Prior to joining Sears Holdings, he spent 17 years at the international law firm of Winston & Strawn LLP, most recently as a partner.  Mr. Drobny holds a bachelor's degree from Colgate University and a Juris Doctor degree from Washington University School of Law.
Sri Viswanath has served as our Chief Technology Officer since October 2014 and our Senior Vice President of Engineering and Operations from April 2013 to October 2014.  Prior to joining Groupon, he was Vice President of research and development for mobile computing at VMware, Inc. (NYSE: VMW) from September 2012 to April 2013. Prior to VMware, Mr. Viswanath was Senior Vice President of Engineering at Glam Media, Inc. and general manager of its publisher products group from November 2011 to August 2012. He also worked at Ning, Inc. from July 2008 to November 2011, most recently as Senior Vice President of Engineering. Before that, he worked at Sun Microsystems Inc. where he led the development of a number of open-source and business-to-business products from March 1999 to July 2008.  Mr. Viswanath received his bachelors degree from Bangalore University in India, his Masters in Computer Science from Clemson University, and Masters in Management from Stanford University.
Brian Stevens has served as our Chief Accounting Officer since September 2012. Prior to joining Groupon, Mr. Stevens spent 16 years with KPMG LLP, most recently as an audit partner from October 2007 through August 2012. Mr. Stevens spent five years in KPMG's Department of Professional Practice (April 2003 to June 2006 and July 2008 to June 2010) and was a practice fellow at the Financial Accounting Standards Board from July 2006 through June 2008. Mr. Stevens is a member of the American Institute of Certified Public Accountants and serves on its Financial Reporting Executive Committee (FinREC). Mr. Stevens received his Bachelor of Science from the University of Illinois at Urbana-Champaign.
Available Information

The Company electronically files reports with the SEC. The public may read and copy any materials the Company has filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company's website (www.groupon.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests it. The Company's Code of Conduct, Corporate Governance Guidelines and committee charters are also posted on the site. The Company uses its Investor Relations website (investor.groupon.com) as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD.
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
Our revenue and operating results will continue to vary from quarter to quarter due to the rapidly evolving nature of our business. We believe that our revenue growth and ability to achieve and maintain profitability will depend, among other factors, on our ability to:

•	acquire new customers and retain existing customers;

•	attract new merchants and retain existing merchants who wish to offer deals through the sale of Groupons;

•	effectively address and respond to challenges in international markets;

•	expand the number, variety and relevance of products and deals we offer, particularly as we attempt to build a more complete local marketplace;

•	continue to achieve mobile adoption as customer usage continues to shift toward mobile devices;

•	increase the awareness of our brand domestically and internationally;

•	successfully achieve the anticipated benefits of business combinations or acquisitions;

•	provide a superior customer service experience for our customers and merchants;

•	avoid interruptions to our services, including as a result of cybersecurity breaches;

•	respond to changes in consumer and merchant access to and use of the Internet and mobile devices;

•	react to challenges from existing and new competitors; and

•	respond to seasonal changes in supply and demand.
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

Our strategy to grow our local commerce marketplaces may not be successful and may expose us to additional risks.
One of our key objectives is to expand upon our traditional daily deals business by building out more extensive local commerce marketplaces. This strategy has required us to devote significant resources to attracting and retaining merchants who are willing to run deals on a continuous basis with us in order to build a significant inventory for our customers, as well as continuing management focus and attention. We have accepted, and expect to continue to accept, a lower portion of the gross billings from some of our merchants as we expand our marketplaces. In addition, we are continuously refining our process for presenting the most relevant deals to our customers based on their personal preferences. If we are not successful in pursuing these objectives, our business, financial position and results of operations could be harmed.
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
Our ability to grow our business in our international markets requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We are subject to risks of doing business internationally, including the following:

•	our ability to maintain merchant and customer satisfaction such that our marketplace will continue to attract high quality merchants;

•	our ability to successfully respond to macroeconomic challenges, including by optimizing our deal mix to take into account consumer preferences at a particular point in time;

•	political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, labor unrest, violence and outbreaks of war);

•	currency exchange rate fluctuations;

•	strong local competitors, many of whom have been in the market longer than us or have greater resources in the local market;

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
We are subject to complex foreign and U.S. laws and regulations that apply to our international operations, including data privacy and protection requirements, the Foreign Corrupt Practices Act, the UK Anti-Bribery Act and similar local laws prohibiting certain payments to government officials, banking and payment processing regulations, and anti-competition regulations, among others. The cost of complying with these various and sometimes conflicting laws and regulations is substantial. We have implemented policies and procedures to ensure compliance with these laws and regulations, however, we cannot assure you that our employees, contractors, or agents will not violate our policies. Changing laws, regulations and enforcement actions in the U.S. and throughout the world could harm our business.    If commercial and regulatory constraints in our international markets restrict our ability to conduct our operations or execute our strategic plan, our business may be adversely affected.
Our financial results will be adversely affected if we are unable to execute on our marketing strategy.
Our marketing strategy is primarily focused on customer activation and mobile application downloads, as well as increasing awareness of our shift to offer more complete local commerce marketplaces. We increased our marketing expense to $269.0 million during 2014 as compared to $214.8 million during 2013. Additionally, our marketing activities also include elements that are not presented as "Marketing" on our consolidated statements of operations, such as order discounts and free shipping on merchandise sales. If our assumptions regarding our marketing activities and strategies prove incorrect, our ability to generate profits from our investments may be less than we have assumed. In such case, we may need to increase expenses or otherwise alter our strategy and our results of operations could be negatively impacted.
If we fail to retain our existing customers or acquire new customers, our revenue and business will be harmed.
We must continue to retain and acquire customers that make purchases on our platform in order to increase revenue and achieve consistent profitability. As our customer base continues to evolve, it is possible that the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the loss of existing customers and the costs associated with acquiring and retaining customers. If customers do not perceive our offerings to be attractive or if we fail to introduce new and more relevant deals, we may not be able to retain or acquire customers at levels necessary to grow our business and profitability. For example, Pages, which provides our customers with information about merchants, including tips from customers, may not result in additional revenue from new or existing customers sufficient to offset the cost of building and maintaining this platform. If we are unable to acquire new customers in numbers sufficient to grow our business and offset the number of existing active customers that cease to make purchases, the revenue we generate may decrease and our operating results will be adversely affected.
Our future success depends upon our ability to retain and add high quality merchants.
We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms through our marketplaces and provide our customers with a good experience. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. Currently, when a merchant works with us to offer a deal for its products or services, it receives an agreed-upon portion of the total proceeds from each Groupon sold and we retain the rest. If merchants decide that utilizing our services no longer provides an effective means of attracting new customers or selling their goods and services, they may require a higher portion of the total proceeds from each Groupon sold. Additionally, if we are unsuccessful in our efforts to introduce services to merchants as part of our initiatives to achieve adoption of our tablet-based platform for merchants, we will not experience a corresponding growth in our merchant pool sufficient to offset the cost of these initiatives. We must continue to attract and retain merchants in order to increase revenue and profitability. If new merchants do not find our marketing and promotional services effective, or if existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profits, they may stop making offers through our marketplaces. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new customers. If competitors engage in group buying initiatives in which merchants receive a higher portion of the purchase price than we currently offer, or if we target merchants who will only agree to run deals if they receive a higher portion of the proceeds, we may receive a lower portion of the gross billings on deals offered through our marketplaces. In addition, we may experience attrition in our merchants in the ordinary course of business resulting from several factors, including losses to competitors and merchant closures or bankruptcies. If we are unable to attract new merchants in numbers sufficient to grow our business, or if merchants are unwilling to offer products or services with compelling terms through our marketplaces or offer favorable payment terms to us, our operating results will be adversely affected.
If our efforts to market, advertise and promote products and services from our existing merchants are not successful, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profits, we may not be able to retain or attract merchants in sufficient numbers to grow our business or we may incur significantly higher marketing expenses or reduce margins, as experienced in 2014, in order to attract new merchants. A significant increase in merchant attrition or decrease in merchant growth would have an adverse effect on our business, financial condition and results of operations.
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
We had an accumulated deficit of $922.0 million as of December 31, 2014. We anticipate that our financial results will be impacted as we continue to invest in our growth, through increased spending in some areas and through accepting a lower portion of the proceeds from our deals, as we attempt to add more merchants to our marketplaces. These efforts may prove more difficult than we currently anticipate, and we may not succeed in realizing the benefits of these efforts in a short time frame, or at all. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue, as well as any changes in our mix of sales between our higher and lower margin categories, could prevent us from attaining or increasing, or could reduce, our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
Our accrued merchant and supplier payable balance increased from $752.9 million as of December 31, 2013, to $910.6 million as of December 31, 2014, due primarily to our acquisition of Ticket Monster and the continued growth of our Goods category in 2014. We have used the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer our merchants more favorable or accelerated payment terms or our revenue does not grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
Our success is dependent upon our ability to provide a superior mobile experience for our customers, and our customers' continued ability to access our offerings through mobile devices.
In the fourth quarter of 2014, more than 50% of our global transactions were completed on mobile devices. Additionally, almost 110 million people have downloaded our mobile applications worldwide as of January 31, 2015. In order to continue to grow our mobile transactions, it is critical that our applications work well with a range of mobile technologies, systems, networks and standards. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices or use mobile devices that do not offer access to our mobile applications.
Our business depends on our ability to maintain and scale the network infrastructure necessary to send our emails and operate our websites, mobile applications and transaction processing systems, and any significant disruption in service on our email infrastructure, websites, mobile applications or transaction processing systems could result in a loss of subscribers, customers or merchants.
Customers access our deals through our websites and mobile applications, as well as via emails that are often targeted by location, purchase history and personal preferences. Customers can also access our deal offerings indirectly through search engines and other indirect channels. Our reputation and ability to acquire, retain and serve our current customers and potential customers are dependent upon the reliable performance of our websites, mobile applications, email delivery and transaction processing systems and the underlying network infrastructure. As our customer base and the amount of information shared on our websites and applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure to handle the traffic on our websites and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our subscriber base or the amount of traffic and transactions on our websites and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or otherwise (including spam filters preventing emails from reaching current and potential customers), could affect the security or availability of our websites and applications, and prevent our customers from accessing our services. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures or a prolonged disruption in the availability of a significant search engine, we could lose current and potential customers and merchants, which could harm our operating results and financial condition.
In addition, a portion of our network infrastructure is hosted by third party providers. Any failure of these providers to handle existing or increased traffic and transactions could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide.
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
We purchase much of the merchandise that we offer for sale to our customers, and we expect to increase the percentage of merchandise that we offer directly for sale as compared to merchandise that our customers purchase directly from third parties. The demand for products can change for a variety of reasons, including customer preference, quality, seasonality, and the perceived value from customers of purchasing the product through us. In addition, we have a limited historical basis upon which to predict customer demand for the products. If we are unable to adequately predict customer demand and efficiently manage our inventory, we could either have an excess or a shortage of inventory, either of which would have a material adverse effect on our business.
Purchasing the goods ourselves prior to the sale also means that we will be required to fulfill orders on a timely, efficient and cost-effective basis.  Many other online retailers have significantly larger inventory balances and therefore are able to rely on past experience and economies of scale to optimize their order fulfillment. Because we rely on third party logistics providers for much of our order fulfillment and delivery, many parts of our supply chain are outside our control. Delays or inefficiencies in our processes, or those of our third party logistics providers, could subject us to additional costs, as well as customer dissatisfaction, which would adversely affect our business. Additionally, we assume the risks of inventory damage, theft and obsolescence, as well as risks of price erosion for these products. These risks are especially significant because some of the merchandise we sell is characterized by seasonal trends, fashion trends, obsolescence and price erosion and because we sometimes make large purchases of particular types of inventory. Our success will depend on our ability to sell our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and other costs. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.
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
We are involved in litigation regarding, among other matters, patent, consumer, securities and employment issues. Litigation can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding these and other lawsuits in which we are involved, see Note 8 "Commitments and Contingencies" to the consolidated financial statements.
An increase in our refund rates could reduce our liquidity and profitability.
As we increase our revenue and expand our product offerings, our customer refund rates may exceed historical levels. A downturn in general economic conditions may also increase our refund rates. An increase in our refund rates could significantly reduce our liquidity and profitability.
We use a statistical model that incorporates the following data inputs and factors to estimate future refunds: historical refund experience developed from millions of deals featured on our website, the relative risk of refunds based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals and expected changes, if any, in our practices in response to refund experience or economic trends that might impact customer demand. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate. If our refund reserves are not adequate to cover future refund claims, this inadequacy could have a material adverse effect on our profitability.
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
Further, because our international revenue is denominated in foreign currencies, we could become subject to increased difficulties in repatriating money without adverse tax consequences and increased risks relating to foreign currency exchange rate fluctuations. For example, the U.S. dollar has appreciated significantly against the Euro in recent periods. Further, we could be subject to the application of U.S. tax rules to acquired international operations and local taxation of our fees or of transactions on our websites.
We conduct portions of certain functions, including technology and product development, customer support and other operations, in regions outside of North America. Any factors which reduce the anticipated benefits, including cost efficiencies and productivity improvements, associated with providing these functions outside of North America, including increased regulatory costs associated with our international operations, could adversely affect our business.
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
We are subject to income taxes in the United States (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations.

The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. In addition, there are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and a number of other countries are actively considering changes in this regard. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

We also are subject to regular review and audit by both U.S. federal and state and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially affect our financial position and results of operations.
The current administration continues to make public statements indicating that it has made international tax reform a priority, and members of the U.S. Congress have conducted hearings and proposed a wide variety of potential changes. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we currently maintain outside of the United States. Due to the large and expanding scale of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.
The implementation of the CARD Act and similar state and foreign laws may harm our business and results of operations.

It is not clear at this time, but Groupons may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, and state laws governing gift cards, stored value cards and coupons. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if Groupons are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the Groupon, or the promotional value, which is the add-on value of the Groupon in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the Groupon was issued; (ii) the Groupon's stated expiration date (if any); or (iii) a later date provided by applicable state law. We and several merchants are currently defendants in purported class action litigation that has been filed in federal and state court claiming that Groupons are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing Groupons with expiration dates and other restrictions. In the event that it is determined that Groupons are subject to the CARD Act or any similar state or foreign law or regulation, and are not within various exemptions that may be available to Groupon under the CARD Act or under some of the various state or foreign jurisdictions, our liabilities with respect to unredeemed Groupons may be materially higher than the amounts shown in our financial statements and we may be subject to additional fines and penalties. In addition, if federal or state laws require that the face value of Groupons have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue Groupons in jurisdictions where these laws apply.
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
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of customers and merchants could be impaired and our business and operating results could be harmed.
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

We routinely evaluate and consider a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and minority investments, some of which we consummate. These activities can result in operating difficulties, dilution, management distraction and other potentially adverse consequences. We have in the past acquired a number of companies, including Ticket Monster, which we acquired on January 2, 2014 for total consideration of $259.4 million, and Ideel, which we acquired on January 13, 2014 for total consideration of $42.7 million. We have hired advisers to help us explore a range of financing and strategic alternatives for Ticket Monster and certain other Asian markets. As part of that process, multiple parties have expressed preliminary interest in Ticket Monster. However, we cannot provide any assurance as to the pricing, timetable or structure of any transaction, or the likelihood of any transaction being completed. Furthermore, if we consummate such a strategic transaction, we may not successfully realize the anticipated benefits of the transaction.
Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, integration risks such as difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems and exposure to unknown or unforeseen liabilities of acquired companies. In addition, the integration of an acquisition could divert management's time and the Company's resources. If we pay for an acquisition or a minority investment in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock it could be dilutive to our stockholders. Additionally, we do not have the ability to exert control over our minority investments, and therefore we are dependent on others in order to realize their potential benefits. Dispositions and attempted dispositions also involve significant risks and uncertainties, such as the risk of destabilizing the applicable operations or the loss of key personnel, as well as uncertainties with respect to the separation of disposed operations, the terms and timing of any dispositions and the ability to obtain necessary governmental or regulatory approvals. Further, we may be unable to successfully complete potential strategic transactions on a timely basis or at all, or we may not realize the anticipated benefits of any or all of our strategic transactions, or we may not realize them in the time frame expected.

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
We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business.  In addition, we are party to a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of August 1, 2014 (the "Credit Agreement"), but our ability to borrow funds under the Credit Agreement is subject to continued compliance with the financial covenants and other terms set forth therein. Furthermore, additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our business activities or our ability to execute our strategic objectives and could reduce our profitability. If we cannot raise or borrow funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
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
Our Class A common stock began trading on the NASDAQ Global Select Market on November 4, 2011 and since that date has fluctuated from a high of $31.14 per share to a low of $2.60 per share. We expect that the trading price of our stock will continue to be volatile due to variations in our operating results and also may change in response to other factors, including factors specific to technology and Internet commerce companies, many of which are beyond our control. Among the factors that could affect our stock price are:

•	our financial results;

•	any financial projections that we provide to the public, any changes in these projections or our failure for any reason to meet these projections or projections made by research analysts;

•	the amount of shares of our Class A common stock that are available for sale;

•	the relative success of competitive products or services;

•	the public's response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation;

•	speculation about our business in the press or the investment community;

•	future sales of our Class A common stock by our significant stockholders, officers and directors;

•	announcements about our share repurchase program and purchases under the program;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our entry into new markets or exit from existing markets;

•	regulatory developments in the United States or foreign countries;

•	strategic acquisitions, joint ventures or restructurings announced or consummated by us or our competitors;

•	strategic dispositions of businesses or other assets announced or consummated by us; and

•	changes in accounting principles.
We expect the stock price volatility to continue for the foreseeable future as a result of these and other factors.
Purchases of shares of our Class A common stock pursuant to our stock repurchase program may affect the value of our Class A common stock.

Pursuant to our publicly announced share repurchase program, we are authorized to repurchase up to $300.0 million of our outstanding Class A common stock through August 2015 and have approximately $101.5 million remaining under this authorization as of December 31, 2014. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.
The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our shares, industry sector or products, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
The concentration of our capital stock ownership with our founders, executive officers, employees and directors and their affiliates will limit stockholders' ability to influence corporate matters.
Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of February 9, 2015, our founders, Eric Lefkofsky, Bradley Keywell and Andrew Mason control 100% of our outstanding Class B common stock and, based on information available to us, approximately 23.0% of our outstanding Class A common stock, representing approximately 49.8% of the voting power of our outstanding capital stock. Messrs. Lefkofsky, Keywell and Mason will therefore have significant influence over management and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS
None.
ITEM 2: PROPERTIES
As of December 31, 2014, the Company had leases for approximately 1.7 million square feet of space. Our corporate headquarters and principal executive offices are located in Chicago, Illinois. Other properties are located throughout the world and largely represent local operating facilities. We believe that our properties are in good condition and meet the needs of our business, and that suitable additional or alternative space will be available as needed to accommodate our business operations and future growth.

Description of Use	Segment	Square Feet	Various lease expirations through
Corporate offices	North America	504,000	December 2023
Corporate offices	EMEA	389,000	June 2024
Corporate offices	Rest of World	414,000	June 2018

Fulfillment and data centers	North America	331,000	December 2018
Fulfillment and data centers	EMEA	16,000	March 2019
Fulfillment and data centers	Rest of World	51,000	August 2016
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

2013	High	Low
First Quarter	$6.36	$4.24
Second Quarter	$8.69	$5.37
Third Quarter	$12.76	$8.26
Fourth Quarter	$12.31	$8.40

2014	High	Low
First Quarter	$12.42	$7.61
Second Quarter	$8.24	$5.18
Third Quarter	$7.28	$5.68
Fourth Quarter	$8.43	$5.72
Holders
As of February 9, 2015, there were 182 holders of record of our Class A common stock and three holders of record of our Class B common stock. Each share of our Class A common stock is entitled to one vote per share. Each share of our Class B common stock is entitled to 150 votes per share and is convertible at any time into one share of Class A common stock.
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
Equity Compensation Plan Information
Information about the securities authorized for issuance under our compensation plans is incorporated by reference from the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
On November 13, 2014, we acquired all of the outstanding capital stock of Swarm Solutions, Inc. ("Swarm"). In connection with the closing of this transaction, we issued an aggregate of 1,429,897 shares of Class A common stock as consideration to the stockholders of Swarm.
These issuances of shares of Class A common stock were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Section 4(a)(2) or Regulation D of the Securities Act as transactions by an issuer not involving any public offering. The stockholders who received shares of our Class A common stock made representations to us as to their accredited investor status and as to their investment intent and financial sophistication. Appropriate legends were placed upon any book-entry entitlements issued with respect to such shares of Class A common stock.
Issuer Purchases of Equity Securities

In August 2013, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase up to $300.0 million of our outstanding Class A common stock through August 2015.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.  We will fund the repurchases through cash on hand and future cash flow.  Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so.
During the three months ended December 31, 2014, we purchased 1,152,100 shares of Class A common stock for an aggregate purchase price of $8.1 million (including fees and commissions) under the share repurchase program. A summary of our Class A common stock repurchases during the three months ended December 31, 2014 under the repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 1-31, 2014	468,100	$6.24	468,100	$107,000,000
November 1-30, 2014	319,400	$7.60	319,400	$105,000,000
December 1-31, 2014	364,600	$7.58	364,600	$102,000,000
Total	1,152,100	$7.04	1,152,100	$102,000,000

Stock Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Groupon, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. Our stock price performance shown in the graph below is not indicative of our future stock price performance.
The graph set forth below compares the cumulative total return on our class A common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq 100 Index, resulting from an initial investment of $100 in each and assuming the reinvestment of any dividends, based on closing prices. Measurement points are our initial public offering date of November 4, 2011 and the last trading day of each year end period for 2011, 2012, 2013 and 2014.
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Third party and other	$1,627,539	$1,654,654	$1,879,729	$1,589,604	$312,941
Direct	1,564,149	919,001	454,743	20,826	—
Total revenue	3,191,688	2,573,655	2,334,472	1,610,430	312,941
Cost of revenue:
Third party and other	241,885	232,062	297,739	243,789	42,896
Direct	1,400,617	840,060	421,201	15,090	—
Total cost of revenue	1,642,502	1,072,122	718,940	258,879	42,896
Gross profit	1,549,186	1,501,533	1,615,532	1,351,551	270,045
Operating expenses:
Marketing	269,043	214,824	336,854	768,472	290,569
Selling, general and administrative	1,293,716	1,210,966	1,179,080	821,002	196,637
Acquisition-related expense (benefit), net	1,269	(11)	897	(4,537)	203,183
Total operating expenses	1,564,028	1,425,779	1,516,831	1,584,937	690,389
(Loss) income from operations	(14,842)	75,754	98,701	(233,386)	(420,344)
Other (expense) income, net	(33,353)	(94,663)	(3,759)	(20,679)	284
(Loss) income before provision (benefit) for income taxes	(48,195)	(18,909)	94,942	(254,065)	(420,060)
Provision (benefit) for income taxes	15,724	70,037	145,973	43,697	(6,674)
Net loss	(63,919)	(88,946)	(51,031)	(297,762)	(413,386)
Net (income) loss attributable to noncontrolling interests	(9,171)	(6,447)	(3,742)	18,335	23,746
Net loss attributable to Groupon, Inc.	(73,090)	(95,393)	(54,773)	(279,427)	(389,640)
Dividends on preferred stock	—	—	—	—	(1,362)
Redemption of preferred stock in excess of carrying value	—	—	—	(34,327)	(52,893)
Adjustment of redeemable noncontrolling interests to redemption value	—	—	(12,604)	(59,740)	(12,425)
Net loss attributable to common stockholders	$(73,090)	$(95,393)	$(67,377)	$(373,494)	$(456,320)

Net loss per share
Basic	$(0.11)	$(0.14)	$(0.10)	$(1.03)	$(1.33)
Diluted	$(0.11)	$(0.14)	$(0.10)	$(1.03)	$(1.33)

Weighted average number of shares outstanding
Basic	674,832,393	663,910,194	650,214,119	362,261,324	342,698,772
Diluted	674,832,393	663,910,194	650,214,119	362,261,324	342,698,772

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,071,913	$1,240,472	$1,209,289	$1,122,935	$118,833
Working capital (deficit)	75,733	374,720	319,345	328,165	(196,564)
Total assets	2,227,597	2,042,010	2,031,474	1,774,476	381,570
Total long-term liabilities	137,057	142,550	120,932	78,194	1,621
Total Groupon, Inc. Stockholders' Equity	762,826	713,651	744,040	702,541	8,077

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
Overview
Groupon operates online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services at a discount. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including online advertising, the yellow pages, direct mail, newspaper, radio, television, and promotions. By bringing the brick and mortar world of local commerce onto the Internet, Groupon is helping local merchants to attract customers and sell goods and services. We provide consumers with savings and help them discover what to do, eat, see and buy and where to travel.
Current and potential customers are able to access our deal offerings directly through our websites, mobile platforms and emails and may also access our offerings indirectly using search engines. We offer deals in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). In our Goods category, through which we offer deals on merchandise, we often act as the merchant of record, particularly for deals in North America and for deals in EMEA, which is comprised of Europe, Middle East and Africa, beginning in September 2013. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchants, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer, excluding applicable taxes and net of estimated refunds. We generated revenue of $3,191.7 million during the year ended December 31, 2014, as compared to $2,573.7 million during the year ended December 31, 2013.
Our operations are organized into three segments: North America, EMEA and the remainder of our international operations ("Rest of World"). See Note 16 "Segment Information" for further information. For the year ended December 31, 2014, we derived 57.2% of our revenue from our North America segment, 30.1% of our revenue from our EMEA segment and 12.7% of our revenue from our Rest of World segment.
On January 2, 2014, we acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster Inc. ("Ticket Monster"), for total consideration of $259.4 million, consisting of $96.5 million in cash and $162.9 million of Class A common stock. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster are reported within our Rest of World segment for the year ended December 31, 2014. On January 13, 2014, we acquired all of the outstanding equity interests of Ideeli, Inc. (d/b/a "Ideel"), a fashion flash site based in the United States, for total consideration of $42.7 million. Ideel is focused on women's fashion apparel, accessories and home decor, and the operations of Ideel are reported within our North America segment for the year ended December 31, 2014.
We have hired advisers to help us explore a range of financing and strategic alternatives for Ticket Monster and certain other Asian markets. As part of that process, multiple parties have expressed preliminary interest in Ticket Monster. However, we cannot provide any assurance as to the pricing, timetable or structure of any transaction, or the likelihood of any transaction being completed.
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

The following table presents the above Financial Metrics for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gross billings	$7,580,960	$5,757,330	$5,380,184
Revenue	3,191,688	2,573,655	2,334,472
Gross profit	1,549,186	1,501,533	1,615,532
Adjusted EBITDA	253,367	286,654	259,516
Free cash flow	200,532	154,927	170,998

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

Our Active customers and Gross billings per average active customer for the trailing twelve months ("TTM") ended December 31, 2014, 2013 and 2012 were as follows:

	Trailing twelve months ended December 31,
	2014	2013(1)	2012(2)
TTM Active customers (in thousands)	53,852	43,673	40,564
TTM Gross billings per average active customer	$155.47	$136.69	$144.84

(1)
TTM active customers for the period ended December 31, 2013 has been reduced from 44.9 million active customers previously reported to 43.7 million to correct that operational information. This correction increased TTM gross billings per average active customer for the period ended December 31, 2013 from $134.01 previously reported to $136.69.

(2)
TTM active customers for the period ended December 31, 2012 has been reduced from 41.0 million active customers previously reported to 40.6 million to correct that operational information. This correction increased TTM gross billings per average active customer for the period ended December 31, 2012 from $143.88 previously reported to $144.84.

The increase in active customers for the trailing twelve months ended December 31, 2014, as compared to the prior year periods, was primarily attributable to the acquisitions of Ticket Monster and Ideel.
Our Units for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Units (in thousands)	356,110	193,426	176,079
The increase in units for the year ended December 31, 2014, as compared to the prior year periods, was primarily attributable to the acquisitions of Ticket Monster and Ideel.
Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant relationships to be a vital part of our business model and have made significant investments in order to expand the variety of tools that we can provide to our merchants. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create more complete online marketplaces for local commerce. In North America and many of our foreign markets, we offer deals in which the merchant has a continuous presence on our websites and mobile applications by offering vouchers on an ongoing basis for an extended period of time. Currently, a substantial majority of our merchants in North America elect to offer deals in this manner, and we expect that trend to continue. These marketplaces, which we refer to as "pull" marketplaces, enable customers to search for specific types of deals on our websites and mobile applications. However, merchants have the ability to withdraw their extended deal offerings, and we generally do not have noncancelable long-term arrangements to guarantee availability of deals. In order to attract merchants that may not have run deals on our platform or would have run deals on a competing platform, we have been willing to accept lower deal margins across all three of our segments and we expect that trend to continue. This has contributed to lower deal margins during the year ended December 31, 2014, as compared to the prior year periods. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplaces or they may only continue offering deals if we accept lower margins.
International operations. Our international operations represent a substantial portion of our business and have increased as a percentage of our total revenue in the current year. For the years ended December 31, 2014, 2013 and 2012, 30.1%, 28.9% and 34.5% of our revenue was generated from our EMEA segment, respectively, and 12.7%, 12.0% and 15.6% of our revenue was generated from our Rest of World segment, respectively. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and regulations. The different commercial and regulatory environments in other countries may make it more difficult for us to successfully operate our business. In addition, many of the automation tools and technology enhancements that we have implemented in our North America segment are close to being fully implemented in most EMEA countries but have not been substantially rolled out to the countries in our Rest of World segment. Revenue from our EMEA segment increased for the year ended December 31, 2014, as compared to the prior year, and the percentage of total revenue generated by our EMEA segment increased on a year-over-year basis. Revenue from our Rest of World segment increased for the year ended December 31, 2014, as compared to the prior year. On a year-over-year basis, the percentage of total revenue generated by our Rest of World segment increased for the year ended December 31, 2014. Revenue from our North America segment increased for the year ended December 31, 2014, as compared to the prior year, and the percentage of total revenue generated by our North America segment decreased on a year-over-year basis. The decrease in North America revenue as a percentage of total revenue was primarily due to the increase in direct revenue transactions from our Groupon Goods business in EMEA, as direct revenue is presented on a gross basis in our consolidated statements of operations.
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
Investment in growth. We have aggressively invested, and intend to continue to invest, in our products and infrastructure to support our growth. We also continue to invest in business acquisitions to grow our merchant and customer base, expand our presence in international markets, expand and advance our product offerings and enhance our technology capabilities. We anticipate that we will make substantial investments in the foreseeable future as we continue to increase the number and variety of deals we offer each day, broaden our customer base, expand our marketing channels, expand our operations, hire additional employees and develop our technology. Additionally, we believe that our efforts to automate our internal processes through investments in technology should allow us to improve our cost structure over time, as we are able to more efficiently run our business and minimize manual processes.
We recently launched a tablet-based platform for merchants that we believe will streamline the voucher redemption process. This tablet-based platform can also be used in connection with our credit card payment processing service. In addition, we have begun to add additional content about local merchants to our websites, including merchants who have not offered deals through our marketplace. This new content, which we refer to as "Pages," is intended to provide customers with the ability to discover more local businesses and deal offerings through our websites. While we believe that both of these initiatives will contribute to the future success of our business, we do not expect that they will generate a material amount of revenue in the near term.

Competitive pressure. We face competition from a variety of competitors. Some of our competitors offer deals as an add-on to their core business, and others have adopted a business model similar to ours. In addition to such competitors, we expect to increasingly compete against other large Internet and technology‑based businesses that have launched initiatives which are directly competitive to our core business, our other merchant offerings such as payment processing and point of sale, and other initiatives such as our tablet-based platform for merchants and Pages. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. Further, as our business continues to evolve, we anticipate facing new competition. Increased competition in the future may adversely impact our gross billings, revenue and profit margins.
Growth of Groupon Goods. Our Groupon Goods category has experienced significant revenue growth in recent periods. This category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions. The percentage of revenue generated from our Goods category was 55.8%, 44.2% and 33.1% for the years ended December 31, 2014, 2013 and 2012, respectively. We are generally the merchant of record for transactions in our Goods category in North America and also in EMEA beginning in September 2013, such that the resulting direct revenue is reported on a gross basis in our consolidated statements of operations. Growth in direct revenue results in a smaller increase to income and cash flows than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant’s share of the transaction price. Gross profit as a percentage of revenue on direct revenue transactions in our Goods category was 10.5%, 8.7% and 7.1% for the years ended December 31, 2014, 2013 and 2012, respectively. As direct revenue transactions in our Goods category have become a larger component of our overall business in recent periods, the significant revenue growth generated by those transactions has not resulted in comparable growth in gross profit, operating income (loss) or cash flows.
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
Technology costs within cost of revenue include the payroll and stock‑based compensation expense related to the Company's technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's websites and mobile applications. Technology costs within cost of revenue also include a portion of amortization expense from internal-use software, primarily related to website development. Other technology-related costs within cost of revenue include email distribution costs. Editorial costs included in cost of revenue consist of payroll and stock‑based compensation expense related to the Company's editorial personnel, as these staff members are primarily dedicated to drafting and promoting deals.
Marketing
Marketing expense consists primarily of targeted online marketing costs, such as sponsored search, advertising on social networking sites, email marketing campaigns, affiliate programs and, to a lesser extent, offline marketing costs such as television, radio and print advertising. Additionally, marketing payroll and stock‑based compensation expense are classified as marketing expense. We record these costs within "Marketing" on the consolidated statements of operations when incurred. From time to time, we offer deals with well-known national merchants for subscriber acquisition and customer activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no third party revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. Our marketing activities also include elements that are not presented as "Marketing" on our consolidated statements of operations, such as order discounts, free shipping on qualifying merchandise sales and accepting lower margins on our deals. Marketing is the primary method by which we acquire customers and promote awareness and, as such, is a critical part of our growth strategy.
Selling, General and Administrative
Selling expenses reported within "Selling, general and administrative" on the consolidated statements of operations consist of payroll, stock-based compensation expense and sales commissions for sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses include payroll and stock-based compensation expense for employees involved in general corporate functions, such as accounting, finance, tax, legal and human resources, as well as customer service, operations and technology and product development personnel. Additional costs included in general and administrative include depreciation and amortization, rent, professional fees, litigation costs, travel and entertainment, recruiting, office supplies, maintenance, certain technology costs and other general corporate costs.
Acquisition‑Related Expense (Benefit), Net
Acquisition-related expense (benefit) , net includes the change in the fair value of contingent consideration arrangements related to business combinations. See Note 14 "Fair Value Measurements." For the years ended December 31, 2014 and 2013, acquisition-related expense (benefit), net also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees. Such costs were not material for the year ended December 31, 2012.
Other Expense, Net
Other expense, net includes interest income on our cash and cash equivalents, interest expense on capital leases and the revolving credit agreement, impairments of investments, gains and losses on equity method investments and foreign currency transaction gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Results of Operations
Comparison of the Years Ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
Revenue:
Third party and other	$1,627,539	$1,654,654
Direct	1,564,149	919,001
Total revenue	3,191,688	2,573,655
Cost of revenue:
Third party and other	241,885	232,062
Direct	1,400,617	840,060
Total cost of revenue	1,642,502	1,072,122
Gross profit	1,549,186	1,501,533
Operating expenses:
Marketing	269,043	214,824
Selling, general and administrative	1,293,716	1,210,966
Acquisition-related expense (benefit), net	1,269	(11)
Total operating expenses	1,564,028	1,425,779
(Loss) income from operations	(14,842)	75,754
Other expense, net	(33,353)	(94,663)
Loss before provision for income taxes	(48,195)	(18,909)
Provision for income taxes	15,724	70,037
Net loss	(63,919)	(88,946)
Net income attributable to noncontrolling interests	(9,171)	(6,447)
Net loss attributable to Groupon, Inc.	$(73,090)	$(95,393)

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Year Ended December 31,
	2014		2013
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$1,642,502	$3,611	$1,072,122	$1,982

Operating expenses:
Marketing	$269,043	$9,733	$214,824	$9,677
Selling, general and administrative	1,293,716	108,675	1,210,966	109,803
Acquisition-related expense (benefit), net	1,269	—	(11)	—
Total operating expenses	$1,564,028	$118,408	$1,425,779	$119,480
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and (loss) income from operations for the year ended December 31, 2014 from changes in exchange rates versus the U.S. dollar was as follows:

	Year Ended December 31, 2014
	At Avg.	Exchange
	2013	Rate Effect	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$7,620,860	$(39,900)	$7,580,960

Revenue	$3,217,762	$(26,074)	$3,191,688
Cost of revenue and operating expenses	3,233,993	(27,463)	3,206,530
(Loss) income from operations	$(16,231)	$1,389	$(14,842)

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Gross billings:
Third party	$5,989,584	$4,824,659
Direct	1,564,149	919,001
Other	27,227	13,670
Total gross billings	$7,580,960	$5,757,330
For third party revenue deals, gross billings differs from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals and other revenue, gross billings are equivalent to direct revenue and other revenue reported in our consolidated statements of operations. Gross billings increased by $1,823.6 million to $7,581.0 million for the year ended December 31, 2014, as compared to $5,757.3 million for the year ended December 31, 2013, primarily due to the acquisition of Ticket Monster which contributed $1,343.1 million in gross billings for the year ended December 31, 2014. The overall increase was comprised of a $1,164.9 million increase in gross billings from third party revenue transactions and a $645.1 million increase in gross billings from direct revenue transactions. The increase in gross billings was driven by an increase in active customers and the volume of transactions, resulting from the Ticket Monster acquisition and our global efforts to build our marketplaces and increase our offerings to customers. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $39.9 million.
We offer goods and services through three primary categories: Local, Goods and Travel within our North America, EMEA and Rest of World segments. We also earn advertising revenue, payment processing revenue, point of sale revenue and commission revenue. Gross billings, revenue, cost of revenue and gross profit from these other sources were previously considered to be distinct from our primary categories and were aggregated with gross billings, revenue, cost of revenue and gross profit from Travel, our smallest category. In recent periods, these other revenue sources have been increasingly viewed by management as a component of the Local category, as they are primarily generated through our relationships with local and national merchants. Accordingly, we updated our presentation of category information, effective beginning with the quarter ended March 31, 2014, to include other gross billings, revenue, cost of revenue and gross profit within the Local category in the tables below, and the prior year category information has been retrospectively adjusted to conform to the current year presentation. The increase in our gross billings was comprised of a $1,235.1 million increase in our Goods category, a $296.5 million increase in our Local category and a $292.0 million increase in our Travel category.
Gross Billings by Segment
Gross billings by segment for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	% of total	2013	% of total
	(dollars in thousands)
Gross billings:
North America	$3,303,479	43.6%	$2,847,244	49.5%
EMEA	2,046,807	27.0	1,983,599	34.5
Rest of World	2,230,674	29.4	926,487	16.0
Total gross billings	$7,580,960	100.0%	$5,757,330	100.0%

Gross billings by category and segment for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$1,864,141	$1,747,143	$950,141	$987,428	$689,560	$471,017	$3,503,842	$3,205,588
Direct	—	1,772	—	—	—	—	—	1,772
Total	1,864,141	1,748,915	950,141	987,428	689,560	471,017	3,503,842	3,207,360

Goods:
Third party	27,527	68,818	368,344	590,635	1,143,064	291,270	1,538,935	950,723
Direct	1,074,913	774,023	442,344	115,881	46,892	27,325	1,564,149	917,229
Total	1,102,440	842,841	810,688	706,516	1,189,956	318,595	3,103,084	1,867,952

Travel:
Third party(2)	336,898	255,488	285,978	289,655	351,158	136,875	974,034	682,018

Total gross billings	$3,303,479	$2,847,244	$2,046,807	$1,983,599	$2,230,674	$926,487	$7,580,960	$5,757,330

(1)	Includes gross billings from deals with local merchants, from deals with national merchants, and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other gross billings as a component of the Local category. Other gross billings were previously aggregated with the Travel category. The prior year category information has been retrospectively adjusted to conform to the current year presentation.

North America
North America segment gross billings increased by $456.2 million to $3,303.5 million for the year ended December 31, 2014, as compared to $2,847.2 million for the year ended December 31, 2013. The increase in gross billings was comprised of a $259.6 million increase in our Goods category, which included $82.4 million of gross billings from our Ideel acquisition. The increase in gross billings also includes a $115.2 million increase in our Local category and an $81.4 million increase in our Travel category. The increase in gross billings in the North America segment resulted from an increase in active customers, partially offset by lower gross billings per average active customer. We believe that increases in transaction activity by active customers who make purchases on mobile devices and in the number of deals that we offered contributed to the growth in gross billings for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the gross billings growth. These marketing activities include order discounts, which are reported as a reduction of gross billings. Order discounts increased to $69.5 million for the year ended December 31, 2014, as compared to $21.2 million in the prior year.
Historically, our customers often purchased a Groupon voucher when they received our email with a limited-time offer, even though they may not have intended to use the voucher in the near term. The growth in recent periods of our marketplaces of deals has enabled customers to wait until they are ready to use the related vouchers before making purchases. We believe that this shift in purchasing behavior adversely impacted gross billings in recent periods. However, we believe that the potential impact of these changes in the timing of customer purchases on our gross billings growth has become less significant because the prior year includes some of the effects of those purchasing trends.
EMEA
EMEA segment gross billings increased by $63.2 million to $2,046.8 million for the year ended December 31, 2014, as compared to $1,983.6 million for the year ended December 31, 2013. The increase in gross billings was comprised of a $104.2 million increase in our Goods category, resulting from increased unit sales in this category for the year ended December 31, 2014, as compared to the prior year. The increase in gross billings in the EMEA segment also resulted from an increase in active customers for the year ended December 31, 2014, as compared to the prior year. The increase in Goods gross billings was partially offset by a $37.3 million decrease in our Local category and a $3.7 million decrease in our Travel category. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $7.5 million.

    Rest of World
Rest of World segment gross billings increased by $1,304.2 million to $2,230.7 million for the year ended December 31, 2014, as compared to $926.5 million for the year ended December 31, 2013. The increase in gross billings was attributable to our acquisition of Ticket Monster, which contributed $1,343.1 million in gross billings for the year ended December 31, 2014, and also generated increased unit sales and an increase in active customers for the year ended December 31, 2014, as compared to the prior year. The increase in gross billings was comprised of an $871.4 million increase in our Goods category, a $218.5 million increase in our Local category and a $214.3 million increase in our Travel category. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $29.5 million.
On a pro forma basis, the combined gross billings of our Rest of World segment, as if the Company had acquired Ticket Monster as of January 1, 2013, were $1,809.9 million for the year ended December 31, 2013. This pro forma gross billings amount is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred as of January 1, 2013, nor is it indicative of future results.
Revenue
Revenue for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Revenue:
Third party	$1,600,312	$1,640,984
Direct	1,564,149	919,001
Other	27,227	13,670
Total revenue	$3,191,688	$2,573,655
Revenue increased by $618.0 million to $3,191.7 million for the year ended December 31, 2014, as compared to $2,573.7 million for the year ended December 31, 2013. This increase was attributable to the $646.9 million increase in direct revenue from transactions in our Goods category. The increase in revenue was partially offset by a $40.7 million decrease in third party revenue. The net increase in revenue was attributable to increased unit sales and an increase in active customers for the year ended December 31, 2014, as compared to the prior year. We also increased the number of merchant relationships and the volume of deals we offer to our customers. Our acquisitions of Ticket Monster and Ideel contributed $149.6 million and $82.4 million of revenue, respectively, for the year ended December 31, 2014. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $26.1 million.
Third Party Revenue
Third party revenue decreased by $40.7 million to $1,600.3 million for the year ended December 31, 2014, as compared to $1,641.0 million for the year ended December 31, 2013. The decrease in third party revenue is primarily due to a $64.1 million decrease in our Local category. Although third party gross billings in our Local category increased $284.7 million, the percentage of gross billings that we retained after deducting the merchant's share decreased to 34.7% for the year ended December 31, 2014, as compared to 39.8% for the year ended December 31, 2013. The decrease in third party revenue in the current year was also due to a $3.3 million decrease in our Goods category, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 14.1% for the year ended December 31, 2014, as compared to 23.1% for the year ended December 31, 2013. The decrease in third party revenue was partially offset by a $26.7 million increase in our Travel category, which resulted from a $292.0 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 18.2% for the year ended December 31, 2014, as compared to 22.1% for the year ended December 31, 2013. Our acquisition of Ticket Monster contributed $125.2 million of third party revenue for the year ended December 31, 2014. The decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins.

Direct Revenue
Direct revenue increased by $645.1 million to $1,564.1 million for the year ended December 31, 2014, as compared to $919.0 million for the year ended December 31, 2013. Direct revenue for the year ended December 31, 2014 includes $82.4 million from our Ideel acquisition. We are generally the merchant of record for transactions in our Goods category in North America and also in EMEA beginning in September 2013, such that the resulting revenue is reported on a gross basis within direct revenue. Growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
We believe that direct revenue deals in our Goods category will increase in the future in the EMEA and Rest of World segments as we continue to build out our global supply chain infrastructure.
Other Revenue
Other revenue increased by $13.6 million to $27.2 million for the year ended December 31, 2014, as compared to $13.7 million for the year ended December 31, 2013, primarily due to increases in payment processing revenue, advertising revenue and commission revenue. Other revenue also includes point of sale revenue. Those other revenue sources were not individually significant for the years ended December 31, 2014 and 2013, and we do not expect them to be material in the near term.
Revenue by Segment
Revenue by segment for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$749,548	23.5%	$745,563	29.0%
Direct	1,074,913	33.7	775,795	30.1
Total segment revenue	1,824,461	57.2	1,521,358	59.1
EMEA:
Third party	518,786	16.3	627,034	24.4
Direct	442,344	13.8	115,881	4.5
Total segment revenue	961,130	30.1	742,915	28.9
Rest of World:
Third party	359,205	11.3	282,057	11.0
Direct	46,892	1.4	27,325	1.0
Total segment revenue	406,097	12.7	309,382	12.0
Total revenue	$3,191,688	100.0%	$2,573,655	100.0%

Revenue by category and segment for the years ended December 31, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$674,605	$671,846	$391,179	$430,020	$167,552	$182,010	$1,233,336	$1,283,876
Direct revenue	—	1,772	—	—	—	—	—	1,772
Total	674,605	673,618	391,179	430,020	167,552	182,010	1,233,336	1,285,648

Goods:
Third party	5,966	17,409	63,650	133,117	146,984	69,344	216,600	219,870
Direct revenue	1,074,913	774,023	442,344	115,881	46,892	27,325	1,564,149	917,229
Total	1,080,879	791,432	505,994	248,998	193,876	96,669	1,780,749	1,137,099

Travel:
Third party(2)	68,977	56,308	63,957	63,897	44,669	30,703	177,603	150,908

Total revenue	$1,824,461	$1,521,358	$961,130	$742,915	$406,097	$309,382	$3,191,688	$2,573,655

(1)	Includes revenue from deals with local and national merchants and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other revenue as a component of the Local category. Other revenue was previously aggregated with the Travel category. The prior year category information has been retrospectively adjusted to conform to the current year presentation.

North America
North America segment revenue increased by $303.1 million to $1,824.5 million for the year ended December 31, 2014, as compared to $1,521.4 million for the year ended December 31, 2013. The increase in revenue primarily resulted from a $300.9 million increase in direct revenue from our Goods category, which includes $82.4 million of direct revenue from Ideel, which we acquired in January 2014. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. Revenue in our Travel category also increased by $12.7 million, which resulted from an $81.4 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 20.5% for the year ended December 31, 2014, as compared to 22.0% for the year ended December 31, 2013. Third party and other revenue in our Local category increased $2.8 million, which resulted from a $117.0 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 36.2% for the year ended December 31, 2014, as compared to 38.5% for the year ended December 31, 2013. These decreases in the percentage of gross billings that we retained after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period. We have been willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to customers by offering more attractive terms to merchants. The overall increase in revenue in our North America segment was also due to an increase in active customers, partially offset by lower gross billings per average active customer.
We believe that increases in transaction activity on mobile devices and in the number of deals that we offered contributed to the growth in revenue for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the revenue growth. These marketing related activities include order discounts, which are reported as a reduction of revenue. Order discounts increased to $69.5 million for the year ended December 31, 2014, as compared to $21.2 million in the prior year.
EMEA
EMEA segment revenue increased by $218.2 million to $961.1 million for the year ended December 31, 2014, as compared to $742.9 million for the year ended December 31, 2013. The increase in revenue primarily resulted from a $326.5 million increase in direct revenue from our Goods category. Revenue from transactions in the Goods category in our EMEA segment was primarily presented on a net basis within third party revenue for much of the prior year, as we were not typically the merchant of record for those transactions outside of the United States. However, we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013. As a result, the proportion of direct revenue deals in the Goods category of our EMEA segment increased for the year ended December 31, 2014 as compared to the prior year. We expect that the proportion of direct revenue deals in the Goods category of our EMEA segment will continue to increase in future periods.
The increase in direct revenue in our Goods category was partially offset by a $69.5 million decrease in third party revenue in our Goods category, which resulted from a $222.3 million decrease in gross billings, due to the shift to more direct revenue transactions as described above, and a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 17.3% for the year ended December 31, 2014, as compared to 22.5% for the year ended December 31, 2013. The increase in revenue from our Goods category was partially offset by a $38.8 million decrease in third party and other revenue from our Local category, which primarily resulted from a decrease in the percentage of third party and other gross billings that we retained after deducting the merchant's share to 41.2% for the year ended December 31, 2014, as compared to 43.5% for the year ended December 31, 2013. These decreases in the percentage of third party and other gross billings that we retained during the year ended December 31, 2014 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We have been willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants.
The overall increase in revenue in our EMEA segment was also due to increased unit sales and an increase in active customers for the year ended December 31, 2014, as compared to the prior year. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $4.4 million.
Rest of World
Rest of World segment revenue increased by $96.7 million to $406.1 million for the year ended December 31, 2014, as compared to $309.4 million for the year ended December 31, 2013. The increase in revenue was attributable to our acquisition of Ticket Monster, which contributed $149.6 million in revenue for the year ended December 31, 2014, partially offset by a $52.9 million decrease in revenue for the remainder of our Rest of World segment. Revenue from our Goods category increased by $97.2 million for the year ended December 31, 2014, as compared to the prior year, due to a $77.6 million increase in third party revenue, which resulted from an $851.8 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 12.9% for the year ended December 31, 2014, as compared to 23.8% in the prior year. The increase in third party revenue from our Goods category was attributable to the Ticket Monster acquisition, and the decrease in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins. In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States and EMEA. The $52.9 million decrease in revenue for our Rest of World segment, excluding Ticket Monster, was driven by a decrease in active customers, the unfavorable impact of year-over-year changes in foreign exchange rates and the curtailment of our legacy Korean operations as a result of the Ticket Monster acquisition, partially offset by an increase in gross billings per average active customer and increased unit sales for the year ended December 31, 2014, as compared to the prior year.
The increase in revenue from our Rest of World segment included a $14.0 million increase in revenue from our Travel category, which resulted from a $214.3 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 12.7% for the year ended December 31, 2014, as compared to 22.4% for the year ended December 31, 2013. Although gross billings on third party and other revenue transactions in our Local category increased by $218.5 million, third party and other revenue in our Local category decreased by $14.5 million, which resulted from a reduction in the percentage of third party and other gross billings that we retained after deducting the merchant's share to 24.3% for the year ended December 31, 2014, as compared to 38.6% for the year ended December 31, 2013. These decreases in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the impact of Ticket Monster's lower deal margins. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $20.8 million.

Cost of Revenue
Cost of revenue on third party, direct revenue and other deals for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Cost of revenue:
Third party	$225,752	$224,840
Direct	1,400,617	840,060
Other	16,133	7,222
Total cost of revenue	$1,642,502	$1,072,122
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue deals, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center, which began operations in the fourth quarter of 2013. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to gross billings during the period. As a result of the significant growth we have experienced from direct revenue transactions relative to our total gross billings for the year ended December 31, 2014, as compared to the prior year, an increased share of those allocable costs has been allocated to cost of direct revenue in our consolidated statement of operations for the year ended December 31, 2014.
Cost of revenue increased by $570.4 million to $1,642.5 million for the year ended December 31, 2014, as compared to $1,072.1 million for the year ended December 31, 2013, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory and related shipping and fulfillment costs on direct revenue deals, which were not as significant during the prior year. We currently outsource a majority of our global inventory fulfillment activities to third party logistics providers. We expect to reduce our usage of those third parties in future periods by transitioning additional inventory fulfillment work to internal resources. For example, we launched a fulfillment center in the United States during the fourth quarter of 2013. Additionally, to further reduce the involvement of third party logistics providers, we have increased our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers. We are also refining our inventory management practices to better allocate inventories among warehouses in different geographic regions to reduce shipping distances to customers and increase units per transaction. We believe that these initiatives will ultimately reduce our fulfillment costs and improve the margins on direct revenue transactions in our Goods category. However, we may incur increased fulfillment costs from time to time as we enhance our internal processes and continue to transition fulfillment work from third party logistics providers.

Cost of Revenue by Segment
Cost of revenue by segment for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$106,375	6.5%	$98,697	9.2%
Direct	986,103	60.0	709,824	66.2
Total segment cost of revenue	1,092,478	66.5	808,521	75.4
EMEA:
Third party	39,578	2.4	70,102	6.5
Direct	364,638	22.2	102,687	9.6
Total segment cost of revenue	404,216	24.6	172,789	16.1
Rest of World:
Third party	95,932	5.8	63,263	5.9
Direct	49,876	3.1	27,549	2.6
Total segment cost of revenue	145,808	8.9	90,812	8.5
Total cost of revenue	$1,642,502	100.0%	$1,072,122	100.0%
Cost of revenue by category and segment for the years ended December 31, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$93,538	$89,123	$26,634	$46,295	$29,025	$28,604	$149,197	$164,022
Direct	—	2,554	—	—	—	—	—	2,554
Total	93,538	91,677	26,634	46,295	29,025	28,604	149,197	166,576

Goods:
Third party	854	2,090	8,216	16,760	55,498	29,645	64,568	48,495
Direct	986,103	707,270	364,638	102,687	49,876	27,549	1,400,617	837,506
Total	986,957	709,360	372,854	119,447	105,374	57,194	1,465,185	886,001

Travel:
Third party(2)	11,983	7,484	4,728	7,047	11,409	5,014	28,120	19,545

Total cost of revenue	$1,092,478	$808,521	$404,216	$172,789	$145,808	$90,812	$1,642,502	$1,072,122

(1)	Includes cost of revenue from deals with local merchants and national merchants and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other cost of revenue as a component of the Local category. Other cost of revenue was previously aggregated with the Travel category. The prior year category information has been retrospectively adjusted to conform to the current year presentation.

North America
North America cost of revenue increased by $284.0 million to $1,092.5 million for the year ended December 31, 2014, as compared to $808.5 million for the year ended December 31, 2013. The increase in cost of revenue was primarily driven by the cost of inventory and shipping costs related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year. Cost of revenue for the year ended December 31, 2014 includes $70.4 million from the Ideel acquisition.

EMEA
EMEA cost of revenue increased by $231.4 million to $404.2 million for the year ended December 31, 2014, as compared to $172.8 million for the year ended December 31, 2013. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category, as we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013.
Rest of World
Rest of World cost of revenue increased by $55.0 million to $145.8 million for the year ended December 31, 2014, as compared to $90.8 million for the year ended December 31, 2013. Cost of revenue for the year ended December 31, 2014 includes $65.7 million from the Ticket Monster acquisition, which primarily consists of credit card processing fees and the cost of inventory and shipping costs.
Gross Profit
Gross profit for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Gross profit:
Third party	$1,374,560	$1,416,144
Direct	163,532	78,941
Other	11,094	6,448
Total gross profit	$1,549,186	$1,501,533
Gross profit increased by $47.7 million to $1,549.2 million for the year ended December 31, 2014, as compared to $1,501.5 million for the year ended December 31, 2013. This increase in gross profit resulted from the $618.0 million increase in revenue during the year ended December 31, 2014, partially offset by the $570.4 million increase in cost of revenue. The acquisitions of Ticket Monster and Ideel contributed $83.9 million and $12.0 million of gross profit, respectively, for the year ended December 31, 2014.
Gross profit as a percentage of revenue decreased to 48.5% for the year ended December 31, 2014, as compared to 58.3% for the year ended December 31, 2013. The decrease in gross profit as a percentage of revenue during the year ended December 31, 2014, as compared to the prior year, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category, which typically have lower margins than deals in our Local and Travel categories. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $41.6 million to $1,374.6 million for the year ended December 31, 2014, as compared to $1,416.1 million for the year ended December 31, 2013. This decrease in gross profit resulted from the $40.7 million decrease in third party revenue. Gross profit as a percentage of revenue on third party revenue deals decreased to 85.9% for the year ended December 31, 2014, as compared to 86.3% for the year ended December 31, 2013.
Gross profit on direct revenue increased by $84.6 million to $163.5 million for the year ended December 31, 2014, as compared to $78.9 million for the year ended December 31, 2013. This increase in gross profit resulted from the $645.1 million increase in direct revenue to $1,564.1 million for the year ended December 31, 2014, as compared to $919.0 million for the year ended December 31, 2013, partially offset by the $560.6 million increase in cost of revenue on direct revenue deals to $1,400.6 million for the year ended December 31, 2014, as compared to $840.1 million for the year ended December 31, 2013. Gross profit as a percentage of revenue on direct revenue deals increased to 10.5% for the year ended December 31, 2014, as compared to 8.6% for the year ended December 31, 2013. The increase in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to lower shipping and fulfillment costs as a percentage of direct revenue, partially offset by increased cost of inventory sold as a percentage of direct revenue.

Gross Profit by Segment
Gross profit by segment for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$643,173	41.5%	$646,866	43.1%
Direct	88,810	5.7	65,971	4.4
Total gross profit	731,983	47.2	712,837	47.5
EMEA:
Third party	479,208	30.9	556,932	37.1
Direct	77,706	5.0	13,194	0.9
Total gross profit	556,914	35.9	570,126	38.0
Rest of World:
Third party	263,273	17.0	218,794	14.6
Direct	(2,984)	(0.1)	(224)	(0.1)
Total gross profit	260,289	16.9	218,570	14.5
Total gross profit	$1,549,186	100.0%	$1,501,533	100.0%
Gross profit by category and segment for the years ended December 31, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other(2)	$581,067	$582,723	$364,545	$383,725	$138,527	$153,406	$1,084,139	$1,119,854
Direct	—	(782)	—	—	—	—	—	(782)
Total	581,067	581,941	364,545	383,725	138,527	153,406	1,084,139	1,119,072

Goods:
Third party	5,112	15,319	55,434	116,357	91,486	39,699	152,032	171,375
Direct	88,810	66,753	77,706	13,194	(2,984)	(224)	163,532	79,723
Total	93,922	82,072	133,140	129,551	88,502	39,475	315,564	251,098

Travel:
Third party(2)	56,994	48,824	59,229	56,850	33,260	25,689	149,483	131,363

Total gross profit	$731,983	$712,837	$556,914	$570,126	$260,289	$218,570	$1,549,186	$1,501,533

(1)	Includes gross profit from deals with local and national merchants and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other gross profit as a component of the Local category. Other gross profit was previously aggregated with the Travel category. The prior year category information has been retrospectively adjusted to conform to the current year presentation.

North America
North America gross profit increased by $19.1 million to $732.0 million for the year ended December 31, 2014, as compared to $712.8 million for the year ended December 31, 2013. The increase in gross profit was comprised of an $11.9 million increase in our Goods category and an $8.2 million increase in our Travel category.
EMEA

EMEA gross profit decreased by $13.2 million to $556.9 million for the year ended December 31, 2014, as compared to $570.1 million for the year ended December 31, 2013. The decrease in gross profit was comprised of a $19.2 million decrease in our Local category, partially offset by a $3.6 million increase in our Goods category and a $2.4 million increase in our Travel category.
Rest of World
Rest of World gross profit increased by $41.7 million to $260.3 million for year ended December 31, 2014, as compared to $218.6 million for the year ended December 31, 2013. The increase in gross profit was comprised of a $49.0 million increase in our Goods category and a $7.6 million increase in our Travel category, partially offset by a $14.9 million decrease in our Local category.
Marketing
For the years ended December 31, 2014 and 2013, marketing expense was $269.0 million and $214.8 million, respectively. Marketing expense by segment as a percentage of segment gross billings, as a percentage of segment revenue and as a percentage of total marketing expense for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing	2013	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$137,648	4.2%	7.5%	51.2%	$113,612	4.0%	7.5%	52.9%
EMEA	76,752	3.7	8.0	28.5	65,130	3.3	8.8	30.3
Rest of World	54,643	2.4	13.5	20.3	36,082	3.9	11.7	16.8
Total marketing	$269,043	3.5	8.4	100.0%	$214,824	3.7	8.3	100.0%
Marketing is the primary method by which we acquire customers, and as such, is an important element of our business. Marketing expense increased by $54.2 million to $269.0 million for the year ended December 31, 2014, as compared to $214.8 million for the year ended December 31, 2013. Marketing expense as a percentage of gross billings and revenue of 3.5% and 8.4%, respectively, for the year ended December 31, 2014, was consistent with the 3.7% and 8.3%, respectively, for the year ended December 31, 2013. We evaluate marketing expense as a percentage of gross billings and revenue because it gives us an indication of how well our marketing spend is driving gross billings and revenue growth. The favorable impact on marketing from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $0.7 million.
Our marketing activities also include elements that are not presented as "Marketing" on our consolidated statements of operations, such as order discounts, free shipping on qualifying merchandise sales and accepting lower margins on our deals.
North America
North America marketing expense increased by $24.0 million to $137.6 million for the year ended December 31, 2014, as compared to $113.6 million for the year ended December 31, 2013. The increase in marketing expense was primarily attributable to increased spending on online marketing channels, such as search engine marketing, display advertising and affiliate programs that utilize third parties to promote our deals online, in connection with our initiatives to grow our active customer base and increase awareness of the pull marketplace.

EMEA
EMEA marketing expense increased by $11.6 million to $76.8 million for the year ended December 31, 2014, as compared to $65.1 million for the year ended December 31, 2013. The increase in marketing expense was primarily due to increased spending on online marketing channels, such as search engine marketing, display advertising and affiliate programs that utilize third parties to promote our deals online, in connection with our initiatives to grow our active customer base and increase awareness of the pull marketplace.
Rest of World
Rest of World marketing expense increased by $18.6 million to $54.6 million for the year ended December 31, 2014, as compared to $36.1 million for the year ended December 31, 2013. These increases were primarily attributable to our acquisition of Ticket Monster, as we incurred $27.1 million of marketing expenditures for the year ended December 31, 2014 in connection with our initiatives to grow the business.
Selling, General and Administrative
Selling, general and administrative expense increased by $82.8 million to $1,293.7 million for the year ended December 31, 2014, as compared to $1,211.0 million for the year ended December 31, 2013. This increase was attributable to the Ticket Monster and Ideel acquisitions. Wages and benefits (excluding stock-based compensation) within selling, general and administrative expense increased by $51.4 million for the year ended December 31, 2014, as compared to the prior year, primarily due to the additional employees from those acquisitions, as well as additional technology and product development personnel. Depreciation and amortization recorded within selling, general and administrative expense increased by $49.4 million for the year ended December 31, 2014, which includes increased amortization expense related to intangible assets acquired as part of those acquisitions. Rent expense recorded within selling, general and administrative expenses increased by $10.9 million for year ended December 31, 2014, which was primarily driven by additional operating leases assumed as part of those acquisitions. These increases were partially offset by lower corporate costs, including lower consulting and legal costs.
For the year ended December 31, 2014, selling, general and administrative expense as a percentage of gross billings and revenue was 17.1% and 40.5%, respectively, as compared to 21.0% and 47.1%, respectively, for the year ended December 31, 2013. While revenue increased by $618.0 million, or 24.0%, for the year ended December 31, 2014, as compared to the prior year, selling, general and administrative expense increased by $82.8 million, or 6.8%. The favorable impact on selling, general and administrative expense from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $14.0 million. We are continuing to refine our sales management and administrative processes, including through automation and ongoing regionalization of back-office functions, in connection with our efforts to generate increased operating efficiencies.
Acquisition‑Related Expense (Benefit), Net
For the years ended December 31, 2014 and 2013, we incurred a net acquisition-related expense of $1.3 million and a benefit of less than $0.1 million, respectively. For the year ended December 31, 2014, the net acquisition-related expense included $3.7 million of external transaction costs, primarily related to the acquisitions of Ticket Monster and Ideel as described in Note 3 "Business Combinations," partially offset by $2.4 million related to changes in the fair value of contingent consideration. See Note 14 "Fair Value Measurements" for information about fair value measurements of contingent consideration arrangements.
(Loss) Income from Operations
The loss from operations for the year ended December 31, 2014 was $14.8 million, as compared to income from operations for the year ended December 31, 2013 of $75.8 million. The change in (loss) income from operations for the year ended December 31, 2014, as compared to the prior year, was primarily due to the increase in selling, general and administrative expense of $82.8 million and marketing expense of $54.2 million, partially offset by the increase in gross profit of $47.7 million. The favorable impact on the loss from operations from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $1.4 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, decreased by $71.3 million to $69.3 million for the year ended December 31, 2014, as compared to $140.6 million for the year ended December 31, 2013. The decrease in segment operating income was attributable to an increase in segment operating expenses, partially offset by an increase in segment gross profit.

EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, decreased by $7.4 million to $104.1 million for the year ended December 31, 2014, as compared to $111.5 million for the year ended December 31, 2013. The decrease in segment operating income was attributable to a decrease in segment gross profit and an increase in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, increased by $10.1 million to a loss of $65.0 million for the year ended December 31, 2014, as compared to a loss of $54.9 million for the year ended December 31, 2013. The increased segment operating loss was attributable to an increase in segment operating expenses, partially offset by an increase in segment gross profit.
Other Expense, Net
Other expense, net was $33.4 million for the year ended December 31, 2014, as compared to $94.7 million for the year ended December 31, 2013. The current year loss was primarily comprised of $31.5 million in foreign currency transaction losses and $2.0 million of other-than-temporary impairments related to minority investments. The foreign currency transaction losses resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the significant decline in the Euro against the U.S. dollar from an exchange rate of 1.3763 on December 31, 2013 to 1.2152 on December 31, 2014. For the year ended December 31, 2013, other expense, net was primarily comprised of $85.9 million of other-than-temporary impairments related to minority investments and $10.3 million of foreign currency transaction losses.
Provision for Income Taxes
For the years ended December 31, 2014 and 2013, we recorded income tax expense of $15.7 million and $70.0 million, respectively.
The effective tax rate was (32.6)% for the year ended December 31, 2014, as compared to (370.4)% for the year ended December 31, 2013. Significant factors impacting our effective tax rate for the years ended December 31, 2014 and 2013 included losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
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
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. For the year ended December 31, 2014, we decreased our liabilities and income tax expense by $21.0 million and $16.7 million, respectively, due to the expiration of the applicable statute of limitations in a foreign jurisdiction. For the year ended December 31, 2014, we also decreased our liabilities for uncertain tax positions and income tax expense by $7.7 million as a result of new information that impacted our estimate of the amount that is more-likely-than not of being realized upon settlement of a tax position. As of December 31, 2014, we believe that it is reasonably possible that additional changes of up to $15.6 million in unrecognized tax benefits may occur within the next 12 months.

Comparison of the Years Ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in thousands)
Revenue:
Third party and other	$1,654,654	$1,879,729
Direct	919,001	454,743
Total revenue	2,573,655	2,334,472
Cost of revenue:
Third party and other	232,062	297,739
Direct	840,060	421,201
Total cost of revenue	1,072,122	718,940
Gross profit	1,501,533	1,615,532
Operating expenses:
Marketing	214,824	336,854
Selling, general and administrative	1,210,966	1,179,080
Acquisition-related (benefit) expense, net	(11)	897
Total operating expenses	1,425,779	1,516,831
Income from operations	75,754	98,701
Other expense, net	(94,663)	(3,759)
(Loss) income before provision for income taxes	(18,909)	94,942
Provision for income taxes	70,037	145,973
Net loss	(88,946)	(51,031)
Net income attributable to noncontrolling interests	(6,447)	(3,742)
Net loss attributable to Groupon, Inc.	(95,393)	(54,773)
Adjustment of redeemable noncontrolling interests to redemption value	—	(12,604)
Net loss attributable to common stockholders	$(95,393)	$(67,377)

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Year Ended December 31,
	2013		2012
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$1,072,122	$1,982	$718,940	$2,928

Operating expenses:
Marketing	$214,824	$9,677	$336,854	$3,570
Selling, general and administrative	1,210,966	109,803	1,179,080	97,619
Acquisition-related (benefit) expense, net	(11)	—	897	—
Total operating expenses	$1,425,779	$119,480	$1,516,831	$101,189
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
We offer goods and services through three primary categories: Local, Goods and Travel within our North America, EMEA and Rest of World segments. We also earn advertising revenue, payment processing revenue, point of sale revenue and commission revenue. Gross billings, revenue, cost of revenue and gross profit from these other sources were previously considered to be distinct from our primary categories and were aggregated with gross billings, revenue, cost of revenue and gross profit from Travel, our smallest category. In recent periods, these other revenue sources have been increasingly viewed by management as a component of the Local category, as they are primarily generated through our relationships with local and national merchants. Accordingly, we updated our presentation of category information, effective beginning with the quarter ended March 31, 2014, to include other gross billings, revenue, cost of revenue and gross profit within the Local category in the tables below, and the prior year category information has been retrospectively adjusted to conform to the current period presentation. The increase in our gross billings was comprised of a $373.2 million increase in our Goods category and a $31.2 million increase in our Travel category, partially offset by a $27.3 million decrease in our Local category, which was primarily driven by declines in our Rest of World segment.
Gross Billings by Segment
Gross billings by segment for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	% of total	2012	% of total
	(dollars in thousands)
Gross billings:
North America	$2,847,244	49.5%	$2,373,153	44.1%
EMEA	1,983,599	34.5	1,928,508	35.8
Rest of World	926,487	16.0	1,078,523	20.1
Total gross billings	$5,757,330	100.0%	$5,380,184	100.0%
Gross billings by category and segment for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party and other(2)	$1,747,143	$1,628,843	$987,428	$1,018,088	$471,017	$575,642	$3,205,588	$3,222,573
Direct	1,772	12,037	—	—	—	—	1,772	12,037
Total gross billings	1,748,915	1,640,880	987,428	1,018,088	471,017	575,642	3,207,360	3,234,610

Goods:
Third party	68,818	172,859	590,635	572,950	291,270	310,458	950,723	1,056,267
Direct	774,023	391,238	115,881	36,393	27,325	10,822	917,229	438,453
Total gross billings	842,841	564,097	706,516	609,343	318,595	321,280	1,867,952	1,494,720

Travel:
Third party(2)	255,488	168,176	289,655	296,824	136,875	181,601	682,018	646,601
Direct	—	—	—	4,253	—	—	—	4,253
Total gross billings	255,488	168,176	289,655	301,077	136,875	181,601	682,018	650,854

Total gross billings	$2,847,244	$2,373,153	$1,983,599	$1,928,508	$926,487	$1,078,523	$5,757,330	$5,380,184

(1)	Includes gross billings from deals with local and national merchants and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other gross billings as a component of the Local category. Other gross billings were previously aggregated with the Travel category. The prior year category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment gross billings increased by $474.1 million to $2,847.2 million for the year ended December 31, 2013, as compared to $2,373.2 million for the year ended December 31, 2012. The increase in gross billings was comprised of a $278.7 million increase in our Goods category, a $108.0 million increase in our Local category and an $87.3 million increase in our Travel category. The increase in gross billings in the North America segment resulted from higher unit sales and an increase in active customers for the year ended December 31, 2013, as compared to the prior year. We believe that increases in transaction activity by active customers who made purchases on mobile devices and in the number of deals that we offered contributed to the growth in gross billings for our North America segment. In addition, we have continued to refine our approach to targeting customers through our emails, on our websites and through our mobile applications by sending and highlighting deals for specific locations and personal preferences, which we believe contributed to the gross billings growth.
Although North America segment gross billings increased by 20.0% during the year ended December 31, 2013, as compared to the prior year, we believe that there were a number of factors that may have negatively impacted gross billings. For example, we believe that the continued growth of our online marketplaces of deals, where merchants have a continuous presence on our websites for an extended period of time, is impacting the timing of customer purchases in our Local category. Historically, our customers often purchased a Groupon voucher when they received our email with a limited-time offer, even though they may not have intended to use the voucher in the near term. However, the growth of marketplaces of deals enables customers to wait until they are ready to use the related vouchers before making purchases, which we believe adversely impacted gross billings during the year ended December 31, 2013. Additionally, a more significant portion of our marketing has been directed toward increasing downloads of our mobile applications, and we have reduced our spending on email subscriber acquisition. On average, it takes longer for customers to make an initial purchase after downloading our mobile application than it does after subscribing to our emails and we believe that this shift in our marketing toward mobile application downloads adversely impacted our gross billings during the year ended December 31, 2013.
EMEA
EMEA segment gross billings increased by $55.1 million to $1,983.6 million for the year ended December 31, 2013, as compared to $1,928.5 million for the year ended December 31, 2012. The increase in gross billings was comprised of a $97.2 million increase in our Goods category, resulting from higher unit sales in this category for the year ended December 31, 2013, as compared to the prior year. The increase in gross billings was partially offset by a $30.7 million decrease in our Local category and an $11.4 million decrease in our Travel category, resulting from lower unit sales in these categories for the year ended December 31, 2013, as compared to the prior year. Our gross billings were also negatively impacted by lower gross billings per average active customer in our EMEA segment for the year ended December 31, 2013, as compared to the prior year. The favorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2013 was $37.6 million.
    Rest of World
Rest of World segment gross billings decreased by $152.0 million to $926.5 million for the year ended December 31, 2013, as compared to $1,078.5 million for the year ended December 31, 2012. The decrease in gross billings was comprised of a $104.6 million decrease in our Local category, a $44.7 million decrease in our Travel category and a $2.7 million decrease in our Goods category. The decrease in gross billings in the Rest of World segment resulted from unfavorable foreign exchange rate fluctuations, lower gross billings per average active customer and lower unit sales for the year ended December 31, 2013, as compared to the prior year, as well as overall weakness in some of our markets. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2013 was $76.7 million. Lower unit sales were attributable, in part, to actions we have taken to reduce the number of local and travel deals offered in many of the smaller cities within our Rest of World segment in order to reduce our marketing and selling costs by focusing on markets that provide better scaling opportunities.

Revenue
Revenue for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Revenue:
Third party	$1,640,984	$1,859,310
Direct	919,001	454,743
Other	13,670	20,419
Total revenue	$2,573,655	$2,334,472
Revenue increased by $239.2 million to $2,573.7 million for the year ended December 31, 2013, as compared to $2,334.5 million for the year ended December 31, 2012. The primary driver of this increase was the $464.3 million increase in direct revenue from transactions, primarily in our Goods category. This increase in direct revenue was partially offset by a $218.3 million decrease in third party revenue and a $6.7 million decrease in other revenue. The net increase in revenue was attributable to an increase in active customers and units purchased for the year ended December 31, 2013, as compared to the prior year. In addition, we have continued to refine our approach to targeting customers through our emails, on our websites and through our mobile applications by sending and highlighting deals for specific locations and personal preferences, which we believe contributed to revenue growth. We also increased the number of merchant relationships and the volume of deals we offer to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2013 was $11.7 million.
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
Direct Revenue
Direct revenue increased by $464.3 million to $919.0 million for the year ended December 31, 2013, as compared to $454.7 million for the year ended December 31, 2012. We are generally the merchant of record for transactions in the Goods category in North America and also in EMEA beginning in September 2013, such that the resulting revenue is reported on a gross basis within direct revenue. Direct revenue deals have continued to grow, both overall and as a percentage of our revenue, through the continued growth of our Goods category, and we expect that trend to continue for the foreseeable future. In addition, we expect that any growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
Other Revenue
Other revenue decreased by $6.7 million to $13.7 million for the year ended December 31, 2013, as compared to $20.4 million for the year ended December 31, 2012, primarily due to a decrease in advertising revenue. Other revenue also includes point of sale and payment processing revenue, which we launched in the third quarter of 2012, and commission revenue, which we launched in the fourth quarter of 2013. Point of sale revenue, payment processing revenue and commission revenue were not significant for the years ended December 31, 2013 and 2012, and we do not expect them to be material in the near term.
Revenue by Segment
Revenue by segment for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$745,563	29.0%	$762,424	32.7%
Direct	775,795	30.1	403,276	17.2
Total segment revenue	1,521,358	59.1	1,165,700	49.9
EMEA:
Third party	627,034	24.4	764,830	32.8
Direct	115,881	4.5	40,646	1.7
Total segment revenue	742,915	28.9	805,476	34.5
Rest of World:
Third party	282,057	11.0	352,475	15.1
Direct	27,325	1.0	10,821	0.5
Total segment revenue	309,382	12.0	363,296	15.6
Total revenue	$2,573,655	100.0%	$2,334,472	100.0%

Revenue by category and segment for the years ended December 31, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party and other(2)	$671,846	$665,587	$430,020	$501,782	$182,010	$221,859	$1,283,876	$1,389,228
Direct revenue	1,772	12,037	—	—	—	—	1,772	12,037
Total revenue	673,618	677,624	430,020	501,782	182,010	221,859	1,285,648	1,401,265

Goods:
Third party	17,409	60,269	133,117	186,495	69,344	87,746	219,870	334,510
Direct revenue	774,023	391,239	115,881	36,393	27,325	10,821	917,229	438,453
Total revenue	791,432	451,508	248,998	222,888	96,669	98,567	1,137,099	772,963

Travel:
Third party(2)	56,308	36,568	63,897	76,553	30,703	42,870	150,908	155,991
Direct revenue	—	—	—	4,253	—	—	—	4,253
Total revenue	56,308	36,568	63,897	80,806	30,703	42,870	150,908	160,244

Total revenue	$1,521,358	$1,165,700	$742,915	$805,476	$309,382	$363,296	$2,573,655	$2,334,472

(1)	Includes revenue from deals with local and national merchants and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other revenue as a component of the Local category. Other revenue was previously aggregated with the Travel category. The prior year category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment revenue increased by $355.7 million to $1,521.4 million for the year ended December 31, 2013, as compared to $1,165.7 million for the year ended December 31, 2012. The increase in revenue primarily resulted from a $382.8 million increase in direct revenue from our Goods category. The increase in direct revenue in our Goods category was partially offset by a $42.9 million decrease in third party revenue in our Goods category, which resulted from a $104.0 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 25.3% for the year ended December 31, 2013, as compared to 34.9% for the year ended December 31, 2012. Revenue in our Travel category increased by $19.7 million, which resulted from an $87.3 million increase in gross billings and an increase in the percentage of gross billings that we retained after deducting the merchant's share to 22.0% for the year ended December 31, 2013, as compared to 21.7% for the year ended December 31, 2012. Additionally, the percentage of gross billings that we retained after deducting the merchant's share in our Local category for third party and other revenue decreased to 38.5% for the year ended December 31, 2013, as compared to 40.9% for the year ended December 31, 2012. These decreases in the percentage of gross billings that we retained after deducing the merchant's share reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We have been willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to customers by offering more attractive terms to merchants. The increase in revenue was also due to an increase in active customers and higher unit sales for the year ended December 31, 2013, as compared to the prior year.
EMEA
EMEA segment revenue decreased by $62.6 million to $742.9 million for the year ended December 31, 2013, as compared to $805.5 million for the year ended December 31, 2012. The overall decrease in EMEA segment revenue was primarily due to a $71.8 million decrease in our Local category and a $16.9 million decrease in our Travel category, partially offset by a $26.1 million increase in our Goods category. Revenue from transactions in our Goods category in our EMEA segment have primarily been presented on a net basis within third party revenue, as we were not typically the merchant of record for those transactions outside of the United States. However, we began increasing the number of product deals offered in our EMEA segment for which we are the merchant of record beginning in September 2013, which resulted in a $79.5 million increase in direct revenue from our

Goods category for the year ended December 31, 2013, as compared to the prior year. As a result, the proportion of direct revenue deals in the Goods category of our EMEA segment increased in the fourth quarter of 2013, and we expect that the proportion of direct revenue deals in the Goods category of our EMEA segment will continue to increase in future periods.
The $71.8 million decrease in revenue in our Local category resulted from a $30.7 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 43.5% for the year ended December 31, 2013, as compared to 49.3% for the year ended December 31, 2012. Although gross billings on third party revenue transactions in our Goods category increased by $17.7 million, revenue on third party deals in our Goods category decreased by $53.4 million, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 22.5% for the year ended December 31, 2013, as compared to 32.5% for the year ended December 31, 2012. Revenue on third party deals in our Travel category decreased $12.7 million, which resulted from a $7.2 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 22.1% for the year ended December 31, 2013, as compared to 25.8% for the year ended December 31, 2012. These decreases in the percentage of gross billings that we retained during the year ended December 31, 2013 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We have been willing to accept lower deal margins, as compared to the prior year, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants. The decrease in revenue was also due to a decrease in active customers, lower gross billings per average active customer and lower unit sales for the year ended December 31, 2013, as compared to the prior year. The decrease in revenue for our EMEA segment was partially offset by a $79.5 million increase in direct revenue from our Goods category, as compared to the prior year. The favorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2013 was $16.1 million.
Rest of World
Rest of World segment revenue decreased by $53.9 million to $309.4 million for the year ended December 31, 2013, as compared to $363.3 million for the year ended December 31, 2012. The decrease was primarily due to a $39.8 million decrease in revenue from our Local category, which resulted from a $104.6 million decrease in gross billings. The decrease in revenue for our Rest of World segment was also due to an $18.4 million decrease in third party revenue from our Goods category, which resulted from a $19.2 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 23.8% for the year ended December 31, 2013, as compared to 28.3% for the year ended December 31, 2012. The decrease in revenue for our Rest of World segment was also due to a $12.2 million decrease in revenue from our Travel category, which resulted from a $44.7 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 22.4% for the year ended December 31, 2013, as compared to 23.6% for the year ended December 31, 2012. We were willing to accept lower deal margins, as compared to the prior year, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants. The decrease in revenue was also due to lower gross billings per average active customer and lower unit sales for the year ended December 31, 2013, as compared to the prior year. The decrease in revenue for our Rest of World segment was partially offset by a $16.5 million increase in direct revenue from our Goods category for the year ended December 31, 2013, as compared to the prior year. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2013 was $27.5 million.
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
Cost of revenue increased by $353.2 million to $1,072.1 million for the year ended December 31, 2013, as compared to $718.9 million for the year ended December 31, 2012, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory and related shipping and fulfillment costs on direct revenue deals, which were not as significant during the prior year. We currently outsource most of our inventory fulfillment activities to third party logistics providers. However, we expect to reduce our usage of those third parties in future periods by transitioning a portion of global inventory fulfillment work to internal resources. We launched a fulfillment center in the United States during the fourth quarter of 2013. We believe the transition to internal fulfillment centers will ultimately reduce our fulfillment costs. However, we may incur increased fulfillment costs in the near term as we build our internal processes and transition the fulfillment work from those third parties.
Cost of Revenue by Segment
Cost of revenue by segment for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$98,697	9.2%	$145,212	20.2%
Direct	709,824	66.2	365,179	50.8
Total segment cost of revenue	808,521	75.4	510,391	71.0
EMEA:
Third party	70,102	6.5	73,654	10.2
Direct	102,687	9.6	42,638	6.0
Total segment cost of revenue	172,789	16.1	116,292	16.2
Rest of World:
Third party	63,263	5.9	78,873	11.0
Direct	27,549	2.6	13,384	1.8
Total segment cost of revenue	90,812	8.5	92,257	12.8
Total cost of revenue	$1,072,122	100.0%	$718,940	100.0%

Cost of revenue by category and segment for the years ended December 31, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party and other(2)	$89,123	$123,871	$46,295	$47,812	$28,604	$48,124	$164,022	$219,807
Direct	2,554	10,128	—	—	—	—	2,554	10,128
Total cost of revenue	91,677	133,999	46,295	47,812	28,604	48,124	166,576	229,935

Goods:
Third party	2,090	11,981	16,760	18,066	29,645	21,475	48,495	51,522
Direct	707,270	355,051	102,687	38,914	27,549	13,384	837,506	407,349
Total cost of revenue	709,360	367,032	119,447	56,980	57,194	34,859	886,001	458,871

Travel:
Third party(2)	7,484	9,360	7,047	7,776	5,014	9,274	19,545	26,410
Direct	—	—	—	3,724	—	—	—	3,724
Total cost of revenue	7,484	9,360	7,047	11,500	5,014	9,274	19,545	30,134

Total cost of revenue	$808,521	$510,391	$172,789	$116,292	$90,812	$92,257	$1,072,122	$718,940

(1)	Includes cost of revenue from deals with local and national merchants and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other cost of revenue as a component of the Local category. Other cost of revenue was previously aggregated with the Travel category. The prior year category information has been retrospectively adjusted to conform to the current period presentation.

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
Gross profit on third party revenue decreased by $145.6 million to $1,416.1 million for the year ended December 31, 2013, as compared to $1,561.7 million for the year ended December 31, 2012. This decrease in gross profit resulted from the $218.3 million decrease in third party revenue, partially offset by the $72.7 million decrease in the cost of third party revenue. Gross profit as a percentage of revenue on third party revenue deals increased to 86.3% for the year ended December 31, 2013, as compared to 84.0% for the year ended December 31, 2012. The increase in gross profit as a percentage of revenue on third party revenue deals was attributable, in part, to a lower proportion of the allocable costs within cost of revenue being allocated to the cost of third party revenue for the year ended December 31, 2013, as compared to the prior year. These allocable costs include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees. An increased share of those costs was allocated to the cost of direct revenue due to the increase in gross billings from direct revenue transactions relative to total gross billings.
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

Gross Profit by Segment
Gross profit by segment for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	% of total	2012	% of total
	(dollars in thousands)
North America:
Third party and other	$646,866	43.1%	$617,212	38.2%
Direct	65,971	4.4	38,097	2.4
Total gross profit	712,837	47.5	655,309	40.6
EMEA:
Third party	556,932	37.1	691,176	42.8
Direct	13,194	0.9	(1,992)	(0.1)
Total gross profit	570,126	38.0	689,184	42.7
Rest of World:
Third party	218,794	14.6	273,602	16.9
Direct	(224)	(0.1)	(2,563)	(0.2)
Total gross profit	218,570	14.5	271,039	16.7
Total gross profit	$1,501,533	100.0%	$1,615,532	100.0%
Gross profit by category and segment for the years ended December 31, 2013 and 2012 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Local (1):
Third party and other(2)	$582,723	$541,716	$383,725	$453,970	$153,406	$173,735	$1,119,854	$1,169,421
Direct	(782)	1,909	—	—	—	—	(782)	1,909
Total gross profit	581,941	543,625	383,725	453,970	153,406	173,735	1,119,072	1,171,330

Goods:
Third party	15,319	48,288	116,357	168,429	39,699	66,271	171,375	282,988
Direct	66,753	36,188	13,194	(2,521)	(224)	(2,563)	79,723	31,104
Total gross profit	82,072	84,476	129,551	165,908	39,475	63,708	251,098	314,092

Travel:
Third party(2)	48,824	27,208	56,850	68,777	25,689	33,596	131,363	129,581
Direct	—	—	—	529	—	—	—	529
Total gross profit	48,824	27,208	56,850	69,306	25,689	33,596	131,363	130,110

Total gross profit	$712,837	$655,309	$570,126	$689,184	$218,570	$271,039	$1,501,533	$1,615,532

(1)	Includes gross profit from deals with local merchants and national merchants and through local events.

(2)
During the three months ended March 31, 2014, the Company began classifying other gross profit as a component of the Local category. Other gross profit was previously aggregated with the Travel category. The prior year category information has been retrospectively adjusted to conform to the current period presentation.

North America
North America segment gross profit increased by $57.5 million to $712.8 million for the year ended December 31, 2013, as compared to $655.3 million for the year ended December 31, 2012. The increase in gross profit was comprised of a $38.3 million increase in our Local category and a $21.6 million increase in our Travel category.

EMEA
EMEA segment gross profit decreased by $119.1 million to $570.1 million for the year ended December 31, 2013, as compared to $689.2 million for the year ended December 31, 2012. The decrease in gross profit was comprised of a $70.2 million decrease in our Local category, a $36.4 million decrease in our Goods category and a $12.5 million decrease in our Travel category.
Rest of World
Rest of World segment gross profit decreased by $52.5 million to $218.6 million for the year ended December 31, 2013, as compared to $271.0 million for the year ended December 31, 2012. The decrease in gross profit was comprised of a $24.2 million decrease in our Goods category, a $20.3 million decrease in our Local category and a $7.9 million decrease in our Travel category.
Marketing
For the years ended December 31, 2013 and 2012, marketing expense was $214.8 million and $336.9 million, respectively. Marketing expense by segment as a percentage of segment gross billings, as a percentage of segment revenue and as a percentage of total marketing expense for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing	2012	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$113,612	4.0%	7.5%	52.9%	$105,914	4.5%	9.1%	31.4%
EMEA	65,130	3.3	8.8	30.3	156,476	8.1	19.4	46.5
Rest of World	36,082	3.9	11.7	16.8	74,464	6.9	20.5	22.1
Total marketing	$214,824	3.7	8.3	100.0%	$336,854	6.3	14.4	100.0%
Marketing is the primary method by which we acquire customers, and as such, is an important element of our business. Marketing expense decreased by $122.0 million to $214.8 million for the year ended December 31, 2013, as compared to $336.9 million for the year ended December 31, 2012. Marketing expense as a percentage of gross billings and revenue for the year ended December 31, 2013 has decreased from the prior year, which we believe is due to efficiencies we have realized from building a subscriber base and shifting the focus of our marketing spend to customer activation and mobile application downloads. As our markets continued to develop throughout 2013, the focus of our marketing spend shifted from subscriber acquisition marketing to customer activation and mobile application downloads, which contributed to lower marketing expense during the year ended December 31, 2013, as compared to the prior year. Additionally, we have enhanced our return on investment analyses for marketing expenditures and we continue to enhance our technology and methods for optimizing marketing expenditures, which we believe has resulted in more efficient marketing spending in recent periods. We evaluate our marketing expense as a percentage of gross billings and revenue because it gives us an indication of how well our marketing spend is driving the volume of transactions.
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
EMEA
EMEA segment marketing expense decreased by $91.3 million to $65.1 million for the year ended December 31, 2013, as compared to $156.5 million for the year ended December 31, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued shift in marketing spend from subscriber acquisition to customer activation and mobile application downloads and our enhanced return on investment analyses for marketing expenditures, which contributed to lower marketing expense during the year ended December 31, 2013.
Rest of World
Rest of World segment marketing expense decreased by $38.4 million to $36.1 million for the year ended December 31, 2013, as compared to $74.5 million for the year ended December 31, 2012. The decreases were primarily attributable to a decrease in online marketing spend. This reflects the continued shift from subscriber acquisition marketing to customer activation and our enhanced return on investment analyses for marketing expenditures, which contributed to lower marketing expense during the year ended December 31, 2013.
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
For the year ended December 31, 2013, selling, general and administrative expense as a percentage of gross billings and revenue was 21.0% and 47.1%, respectively, as compared to 21.9% and 50.5%, respectively, for the year ended December 31, 2012. Although revenue increased by $239.2 million, or 10.2%, for the year ended December 31, 2013, as compared to the prior year, selling, general and administrative expense increased by $31.9 million, or 2.7%. We are continuing to refine our sales management and administrative processes, including through automation, in connection with our efforts to generate increased operating efficiencies.
Acquisition‑Related (Benefit) Expense, Net
For the years ended December 31, 2013 and 2012, we incurred a net acquisition-related benefit of less than $0.1 million and expense of $0.9 million, respectively. Acquisition-related (benefit) expense, net is comprised of the change in fair value of contingent consideration arrangements and, beginning in 2013, also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees. For the year ended December 31, 2013, the net acquisition-related benefit included $3.2 million related to changes in the fair value of contingent consideration, partially offset by $3.2 million of external transaction costs related to business combinations. The external transaction costs incurred in 2013 were primarily related to the acquisition of Ticket Monster, which closed on January 2, 2014. Such transaction costs were not material for the year ended December 31, 2012. See Note 14 "Fair Value Measurements" for information about fair value measurements of contingent consideration arrangements.
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
Other Expense, Net
Other expense, net was $94.6 million for the year ended December 31, 2013, as compared to $3.7 million for the year ended December 31, 2012. During the year ended December 31, 2013, other expense, net included an $85.5 million impairment of our investments in F-tuan. During the year ended December 31, 2012, other expense, net included a $56.0 million gain resulting from the E-Commerce transaction partially offset by a $50.6 million impairment of our investments in F-tuan. The impairments of our investments in F-tuan and the gain on the E-Commerce transaction are described in Note 6 "Investments." The change in other expense, net was also due to an increase in foreign currency transaction losses for the year ended December 31, 2013, as compared to the prior year.
Provision for Income Taxes
For the years ended December 31, 2013 and 2012, we recorded income tax expense of $70.0 million and $146.0 million, respectively.
The effective tax rate was (370.4)% for the year ended December 31, 2013, as compared to 153.7% for the year ended December 31, 2012. The most significant factors impacting our effective tax rate for the years ended December 31, 2013 and 2012 were losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense. The effective tax rate for the year ended December 31, 2013 was also impacted by the release of a portion of the valuation allowance in the United States against our federal and state deferred tax assets, which resulted in a $9.6 million reduction to income tax expense.
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
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Net loss" for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(63,919)	$(88,946)	$(51,031)
Adjustments:
Stock-based compensation(1)	122,019	121,462	104,117
Acquisition-related expense (benefit), net(2)	1,269	(11)	897
Depreciation and amortization	144,921	89,449	55,801
Other expense, net	33,353	94,663	3,759
Provision for income taxes	15,724	70,037	145,973
Total adjustments	317,286	375,600	310,547
Adjusted EBITDA	$253,367	$286,654	$259,516

(1)	Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing" on the consolidated statements of operations.

(2)
Represents changes in the fair value of contingent consideration related to business combinations and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. External transaction costs were not material for the year ended December 31, 2012.

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

The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by operating activities," for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012

Net cash provided by operating activities	$288,824	$218,432	$266,834
Purchases of property and equipment and capitalized software	(88,292)	(63,505)	(95,836)
Free cash flow	$200,532	$154,927	$170,998

Net cash used in investing activities	$(229,456)	$(96,315)	$(194,979)
Net cash (used in) provided by financing activities	$(194,156)	$(81,697)	$12,095
Foreign exchange rate neutral operating results. Foreign exchange rate neutral operating results show current year operating results as if foreign currency exchange rates had remained the same as those in effect in the prior year. These measures are intended to facilitate comparisons to our historical performance. For a reconciliation of foreign exchange rate neutral operating results to the most comparable U.S. GAAP financial measure, see "Results of Operations" above.
Liquidity and Capital Resources
As of December 31, 2014, we had $1,071.9 million in cash and cash equivalents, which primarily consisted of cash, money market accounts and overnight securities.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows provided by operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. We generated positive cash flow from operations for the year ended December 31, 2014 and we expect cash flows from operations to be positive in annual periods for the foreseeable future. We generally use this cash flow to fund our operations, make acquisitions, purchase capital assets, purchase treasury stock and meet our other cash operating needs. Cash flow provided by operations was $288.8 million, $218.4 million and $266.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2014, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $409.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In August 2014, we entered into a three-year senior secured revolving credit agreement (the "Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million. Borrowings under the Credit Agreement bear interest, at our option, at a rate per annum equal to the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the Credit Agreement) plus an additional margin ranging between 0.25% and 2.00%. We are required to pay quarterly commitment fees ranging from 0.20% to 0.35% per annum of the average daily amount available under the Credit Agreement. The Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $250.0 million. Under the terms of the Credit Agreement, we are required to maintain, as of the last day of each fiscal quarter, unrestricted cash of at least $400.0 million, including $200.0 million in accounts held with lenders under the Credit Agreement or their affiliates. The Credit Agreement also contains various other operating and financial covenants. See Note 9 "Revolving Credit Agreement" for additional information. No borrowings are currently outstanding under the Credit Agreement and we were in compliance with all covenants as of December 31, 2014.
Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for at least the next twelve months.
Uses of Cash
On January 2, 2014, we acquired Ticket Monster for total consideration of $259.4 million, consisting of $96.5 million in cash and $162.9 million of our Class A common stock. On January 13, 2014, we acquired all of the outstanding equity interests of Ideel for total cash consideration of $42.7 million. During 2014, we acquired four other businesses for total consideration of $32.9 million, including $17.4 million in cash. We intend to continue to acquire additional businesses and make strategic minority investments in complementary businesses in future periods to grow our customer base, expand our merchant relationships, enhance our technology capabilities and acquire experienced workforces.
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
The Board of Directors has authorized us to purchase up to $300.0 million of our outstanding Class A common stock through August 2015.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so. During the year ended December 31, 2014, we purchased 22.8 million shares of Class A common stock for an aggregate purchase price of $151.9 million (including fees and commissions) under the share repurchase program. As of December 31, 2014, up to $101.5 million of Class A common stock remains available for repurchase under the share repurchase program.
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
Cash Flow
Our net cash flows from operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$288,824	$218,432	$266,834
Investing activities	(229,456)	(96,315)	(194,979)
Financing activities	(194,156)	(81,697)	12,095
Effect of changes in exchange rates on cash and cash equivalents	(33,771)	(9,237)	2,404
Net (decrease) increase in cash and cash equivalents	$(168,559)	$31,183	$86,354
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
Our current merchant arrangements are structured as either a redemption payment model or a fixed payment model defined as follows:
Redemption payment model - We typically pay our merchants upon redemption for the majority of third party deals in our EMEA and Rest of World segments. Under our redemption merchant payment model, we collect payments at the time customers purchase Groupons and make payments to merchants at a subsequent date. Using this payment model, merchants are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all of the gross billings from the unredeemed Groupon. The redemption model generally improves our overall cash flow because we do not pay our merchants until the customer redeems the Groupon.
Fixed payment model - We typically pay our merchants under the fixed payment model for the majority of deals in North

America. For third party revenue deals in which the merchant has a continuous presence on our websites and mobile applications by offering deals for an extended period of time, which currently represents a substantial majority of our third party revenue deals in North America, we remit payments to the merchant on an ongoing basis, generally bi-weekly, throughout the term of the offering. For direct revenue deals in our Goods category, payment terms with our suppliers across our three segments typically range from net 30 days to net 60 days. Under the fixed payment model, merchants are paid regardless of whether the Groupon is redeemed.
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
For the year ended December 31, 2014, our net cash provided by operating activities was $288.8 million, which consisted of a $239.9 million net increase for certain non-cash items and a $112.8 million net increase related to changes in working capital and other assets and liabilities, partially offset by a $63.9 million net loss. The net increase in cash resulting from changes in working capital activities primarily consisted of a $115.1 million increase in accrued merchant and supplier payables, a $33.4 million net increase from other items, which includes $31.5 million of foreign currency transaction losses, primarily related to intercompany balances denominated in foreign currencies, and a $6.0 million decrease in restricted cash, partially offset by a $13.7 million increase in accounts receivable, an $11.9 million decrease in accounts payable and a $16.2 million decrease in accrued expenses and other current liabilities. The $115.1 million increase in accrued merchant and supplier payables was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2014. The net adjustments for certain non-cash items include $144.9 million of depreciation and amortization expense and $122.0 million of stock-based compensation expense, partially offset by $11.1 million of deferred income taxes and $16.0 million of excess tax benefits on stock-based compensation.
For the year ended December 31, 2013, our net cash provided by operating activities was $218.4 million, which consisted of a $255.2 million net increase for certain non-cash items and a $52.2 million net increase related to changes in working capital and other assets and liabilities, partially offset by an $88.9 million net loss. The net adjustments for certain non-cash items include $121.5 million of stock-based compensation expense, $89.4 million of depreciation and amortization expense and an $85.9 million impairment of our investments in F-tuan, partially offset by $20.5 million of excess tax benefits on stock-based compensation and $18.1 million of deferred income taxes. The net increase in cash resulting from changes in working capital activities primarily consisted of an $88.5 million increase in accrued merchant and supplier payables, an $11.0 million decrease in accounts receivable and a $40.7 million net increase from other items, including a $19.1 million increase in liabilities for uncertain tax positions and $10.3 million of foreign currency transaction losses, primarily related to intercompany balances denominated in foreign currencies, partially offset by a $62.9 million increase in prepaid expenses and other current assets and a $31.3 million decrease in accounts payable. The significant increase in merchant and supplier payables was primarily attributable to amounts owed to suppliers of merchandise inventory due to the seasonal increase in direct revenue in our Goods category during the holiday season.
For the year ended December 31, 2012, our net cash provided by operating activities was $266.8 million, which consisted of a $187.3 million net increase related to changes in working capital and other assets and liabilities and a $130.6 million net increase for certain non-cash items, partially offset by a $51.0 million net loss. The net increase in cash resulting from changes in working capital activities primarily consisted of a $149.9 million increase in merchant and supplier payables and a $47.7 million increase in accrued expenses and other current liabilities, due to the continued growth in the business. Liabilities included in accrued expenses and other current liabilities are primarily the reserve for customer refunds, accrued payroll and benefits, costs associated with customer credits and VAT and sales taxes payable. The net increase in accrued expenses and other current liabilities primarily reflect the significant increase in the number of employees, vendors, and customers resulting from our internal growth and global expansion. The net increase in cash resulting from changes in working capital activities also included an $18.7 million increase in accounts payable due to general business growth, partially offset by a $70.9 million increase in prepaid expenses and other current assets as a result of business growth and increases in inventory relating to our Goods category. The net adjustments for certain non-cash items include $104.1 million of stock-based compensation expense, $55.8 million of depreciation and amortization expense and $50.6 million for the impairment of the F-tuan investment, partially offset by $56.0 million for the gain recognized on the E-Commerce transaction.

Cash Used in Investing Activities
Cash used in investing activities primarily consists of capital expenditures, acquisitions of businesses and minority investments.
For the year ended December 31, 2014, our net cash used in investing activities of $229.5 million consisted of $131.5 million in net cash paid for acquisitions as described in Note 3, "Business Combinations," $88.3 million in capital expenditures, including capitalized internally-developed software, $6.9 million in purchases of investments, $2.3 million related to the settlement of liabilities from purchasers of additional interests in consolidated subsidiaries and $0.5 million in purchases of intangible assets.
For the year ended December 31, 2013, our net cash used in investing activities of $96.3 million consisted of $63.5 million in capital expenditures, including capitalized internally-developed software, $22.0 million in purchases of investments, $7.3 million in net cash paid for acquisitions, $2.0 million related to the settlement of the liability related to the purchase of an additional interest in a consolidated subsidiary and $1.5 million in purchases of intangible assets.
For the year ended December 31, 2012, our net cash used in investing activities of $195.0 million primarily consisted of $95.8 million in capital expenditures, including capitalized internally-developed software, $51.7 million invested in subsidiaries and minority investments and $46.9 million in net cash paid for business acquisitions.
Cash Used in Financing Activities
For the year ended December 31, 2014, our net cash used in financing activities of $194.2 million was driven primarily by purchases of treasury stock under our share repurchase program of $153.3 million and taxes paid related to net share settlements of stock-based compensation awards of $43.6 million. Our net cash used in financing activities was also due to partnership distributions to noncontrolling interest holders of $8.0 million, payments of capital lease obligations of $7.4 million, settlements of purchase price obligations related to acquisitions of $3.1 million and debt issuance costs of $1.0 million, partially offset by $16.0 million of excess tax benefits related to stock-based compensation and $6.5 million of proceeds from stock option exercises and our employee stock purchase plan.
For the year ended December 31, 2013, our net cash used in financing activities of $81.7 million was driven primarily by taxes paid related to net share settlements of stock-based compensation awards of $47.6 million. We also paid $44.8 million for purchases of treasury stock under our share repurchase program. Our net cash used in financing activities was also due to partnership distributions to noncontrolling interest holders of $6.1 million, settlements of purchase price obligations related to acquisitions of $5.0 million and payments of capital lease obligations of $1.6 million, partially offset by $20.5 million of excess tax benefits related to stock-based compensation and $7.3 million of proceeds from stock option exercises and our employee stock purchase plan.
For the year ended December 31, 2012, our net cash provided by financing activities of $12.1 million was driven primarily by $27.0 million of excess tax benefits related to stock-based compensation, partially offset by tax withholdings related to net share settlements of stock-based compensation awards of $13.0 million.
Free Cash Flow
Free cash flow, a non-GAAP financial measure, was $200.5 million, $154.9 million and $171.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The increase in free cash flow for the year ended December 31, 2014, as compared to the prior year, was due to the $70.4 million increase in our operating cash flow, partially offset by higher capital expenditures.  The decrease in free cash flow for the year ended December 31, 2013, as compared to the prior year, was primarily due to the $48.4 million decrease in our operating cash flow, partially offset by lower capital expenditures. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.

Contractual Obligations and Commitments
The following table summarizes our future contractual obligations and commitments as of December 31, 2014. The table below excludes $82.1 million of non-current liabilities for unrecognized tax benefits, including interest and penalties, as of December 31, 2014. We cannot make a reasonable estimate of the period of cash settlement for the tax positions classified as non-current liabilities.

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Capital lease obligations(1)	$39,715	$14,936	$14,136	$9,424	$697	$522	$—
Operating lease obligations(2)	202,126	53,776	49,094	38,628	27,659	11,455	21,514
Purchase obligations(3)	61,300	33,636	21,922	5,730	8	4	—
Total	$303,141	$102,348	$85,152	$53,782	$28,364	$11,981	$21,514

(1)	Capital lease obligations include both principal and interest components of future minimum capital lease payments.

(2)
Operating lease obligations are primarily for office facilities and are non-cancelable. Certain leases contain periodic rent escalation adjustments and renewal and expansion options. Operating lease obligations expire at various dates with the latest maturity in 2024.

(3)	Purchase obligations primarily represent non-cancelable contractual obligations related to information technology products and services.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2014.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.
    The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions are policies related to revenue recognition, refunds, goodwill and long-lived assets, income taxes and other-than-temporary impairments.
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
The revenue recognition criteria are met when the customer purchases a deal, the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, our obligations to the merchant, for which we are serving as a marketing agent, are substantially complete. Our remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on our website information about Groupons sold that was previously provided to the merchant, are inconsequential or perfunctory. For a portion of the hotel deals offered through our online local marketplaces, we facilitate the booking of rooms by taking reservations through our websites. Such reservations are generally cancelable at any time prior to check-in and we defer the revenue on those deals until the customer's stay occurs.
We record as revenue the net amount we retain from the sale of Groupons after deducting the portion of the purchase price that is payable to the featured merchant, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Revenue is presented on a net basis because we are acting as a marketing agent of the merchant in the transaction.
For merchant payment arrangements that are structured under a redemption model, merchants are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, we retain all the gross billings. We recognize incremental revenue from unredeemed Groupons and derecognize the related accrued merchant payable when our legal obligation to the merchant expires, which we believe is shortly after deal expiration in most jurisdictions that have payment arrangements structured under a redemption model.
Direct revenue recognition
We evaluate whether it is appropriate to record the gross amount of our sales and related costs by considering a number of factors, including, among other things, whether we are the primary obligor under the arrangement, have inventory risk and have latitude in establishing prices.
Direct revenue is derived primarily from selling consumer products through our Goods category where we are the merchant of record. We are the primary obligor in these transactions, are subject to general inventory risk and have latitude in establishing prices. Accordingly, direct revenue is presented on a gross basis, excluding applicable taxes and net of estimated refunds. For purposes of evaluating whether product revenue should be recognized on a gross basis, unmitigated general inventory risk is a strong indicator of whether a seller has the risks and rewards of a principal to the sale transaction. U.S. GAAP specifies that general inventory risk exists if a seller either takes title to a product before that product is ordered by a customer (that is, maintains the product in inventory) or will take title to the product if it is returned by the customer (that is, back-end inventory risk) and the customer has a right of return. We have unmitigated general inventory risk on our direct revenue transactions. Currently, that general inventory risk is primarily in the form of back-end inventory risk. However, in future periods we may increase the levels of inventory on hand for our Goods category. For Goods transactions where we are performing a service by acting as a marketing agent of the merchant, revenue is recorded on a net basis and is presented within third party revenue.
Direct revenue, including associated shipping revenue, is recognized when title passes to the customer upon delivery of the product.
Refunds
We estimate future refunds utilizing a statistical model that incorporates the following data inputs and factors: historical refund experience developed from millions of deals featured on our websites and mobile applications, the relative risk of refunds based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals and expected changes, if any, in our practices in response to refund experience or economic trends that might impact customer demand. The portion of customer refunds for which the merchant's share is not recoverable on third party revenue deals is estimated based on the refunds that are expected to be issued after expiration of the related vouchers, the refunds that are expected to be issued due to the merchant bankruptcy or poor customer experience, and whether the payment terms of the related merchant contracts are structured using a redemption payment model or a fixed payment model.
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
In determining the fair value of assets acquired and liabilities assumed in business combinations and for determining fair values in impairment tests, we use one of the following recognized valuation methods: the income approach (including discounted cash flows), the market approach and the cost approach. Our significant estimates in those fair value measurements include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about risk-adjusted discount rates, future price levels, rates of increase in revenue, cost of revenue, and operating expenses, weighted average cost of capital, rates of long-term growth, and income tax rates. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed and for determining fair value in business combinations and impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.
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

We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of December 31, 2014, our market capitalization of $5.6 billion substantially exceeded our consolidated net book value of $764.9 million.
Our seven reporting units as of October 1, 2014 were North America, Southern EMEA, Western EMEA, Northern EMEA, Eastern/Central EMEA, Asia Pacific and Latin America. As of the October 1, 2014 testing date, liabilities exceeded assets for the Western EMEA reporting unit. For reporting units with a negative book value (i.e., excess of liabilities over assets), qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test. Based on that evaluation, which included consideration of the significant growth of the businesses and improvement in its operating performance since it was acquired in May 2010, we determined that the likelihood of a goodwill impairment for the Western EMEA reporting unit did not reach the more-likely-than-not threshold specified in U.S. GAAP. Accordingly, we concluded that the goodwill relating to the Western EMEA reporting unit was not impaired as of October 1, 2014, and step two of the goodwill impairment test was not required to be performed. For all other reporting units, there was no impairment of goodwill because the fair values of those reporting units exceeded their carrying values.
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
Income Taxes
We account for income taxes using the asset and liability method, under which deferred income tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying values of assets and liabilities and their respective tax bases. We regularly review deferred tax assets to assess whether it is more-likely-than-not that the deferred tax assets will be realized and, if necessary, establish a valuation allowance for portions of such assets to reduce the carrying value.
For purposes of assessing whether it is more-likely-than-not that our deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $922.0 million and $848.9 million as of December 31, 2014 and 2013, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. We have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences, through taxable income in carryback years for the applicable jurisdictions or based on projections of future income for those jurisdictions in a cumulative income position for the most recent three-year period. Due to our cumulative losses in many jurisdictions outside of the United States, we have recognized valuation allowances against deferred tax assets that are not supported by objective sources of taxable income. As of December 31, 2014, we have not recognized significant deferred tax assets without a valuation allowance outside of the United States when the only sources of taxable income are projected future earnings or tax planning strategies. For certain jurisdictions where applicable tax law imposes limitations that may prevent us from realizing our deferred tax assets through the scheduled reversal of taxable temporary differences, we have recorded valuation allowances in excess of the net deferred tax asset balances. During the fourth quarter of 2013, earnings in the United States moved to a cumulative income position for the most recent three-year period and we released a portion of the valuation allowance against our federal and state deferred tax assets, resulting in a $9.6 million reduction to income tax expense. We continue to maintain a valuation allowance in the United States against a portion of our acquired domestic federal net operating losses that are subject to limitations under the tax law and state net operating loss carryforwards and tax credits that are not expected to be realized.
We are subject to taxation in the United States, various state and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. Our practice for accounting for uncertainty in income taxes is to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
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
For the year ended December 31, 2014, we recorded $2.0 million of other-than-temporary impairments, including a $1.3 million impairment of an investment in convertible debt securities, which are reported within "Other expense, net" on the consolidated statements of operations.
For the year ended December 31, 2013, we recorded an $85.5 million other-than-temporary impairment of our investments in F-tuan. F-tuan has operated at a loss since its inception and has used proceeds from equity offerings to fund investments in marketing and other initiatives to grow its business. We participated in an equity funding round in 2013 and the aggregate cash proceeds raised by F-tuan in that round, which were funded in two installments in September and October 2013 and included proceeds received from another investor, were intended to fund its operations for approximately six months, at which time additional financing would be required. In December 2013, we were notified by F-tuan’s largest shareholder, which had served as a source of funding and operational support, that they had made a strategic decision to cease providing support to F-tuan. At its December 12, 2013 meeting, our Board of Directors discussed our strategy with respect to the Chinese market in light of this information. After that meeting, management pursued opportunities to divest its minority investment in F-tuan either for cash or in exchange for a minority equity investment in a larger competitor, but no agreement was ultimately reached. At its February 11, 2014 meeting, our Board of Directors determined that we should not provide funding to F-tuan in future periods. At that time, F-tuan required additional financing to continue its operations. Given the uncertainty as to whether it will be able to obtain such financing and our decision not to provide significant funding ourselves, we concluded that there was substantial doubt as to F-tuan’s ability to operate as a going concern for the foreseeable future.
Our evaluation of other-than-temporary impairments involves consideration of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. As a result of F-tuan’s liquidity needs, the decision by existing shareholders to cease providing support, our inability to find a buyer for our minority investment, our decision not to be a source of significant funding and the expectation that any subsequent third party investment, if one occurs, would substantially dilute the existing shareholders, we concluded that our investment in F-tuan is other-than-temporarily impaired and our best estimate of fair value at the present time is zero. Accordingly, we recognized an $85.5 million impairment charge in earnings for the year ended December 31, 2013. Our investments in F-tuan continue to have an estimated fair value of zero as of December 31, 2014.
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
The $85.5 million and $50.6 million other-than-temporary impairments of our investments in F-tuan are reported within "Other expense, net" on the consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively.

We also recorded an additional $1.2 million other-than-temporary impairment of an equity method investment in a nonpublic entity, which is reported within "Other expense, net" on the consolidated statement of operations for the year ended December 31, 2012.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Management is still assessing the impact of adoption on its consolidated financial statements.
There are no additional accounting standards that have been issued but not yet adopted that we believe will have a material impact on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effect of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, Korean won, British pound sterling, Japanese yen, Swiss Franc and Brazilian real, which exposes us to foreign currency risk. For the year ended December 31, 2014, we derived approximately 30.1% and 12.7% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of December 31, 2014 and December 31, 2013.
As of December 31, 2014, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $156.5 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $15.7 million. This compares to a $168.2 million working capital deficit subject to foreign currency exposure as of December 31, 2013, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $16.8 million.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In August 2014, the Company entered into a three-year Credit Agreement that provides for aggregate principal borrowings up to $250.0 million. As of December 31, 2014, there were no borrowings outstanding under the Credit Agreement. Because our Credit Agreement bears interest at a variable rate, we will be exposed to market risk relating to changes in interest rates if we draw down under the Credit Agreement. We also have long-term borrowings, which consist of $23.4 million of long-term capital lease obligations, and investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We believe that the interest rate risk on the long-term capital lease obligations and investments is not significant.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the year ended December 31, 2014.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2014 and 2013 and for the Years Ended December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Groupon, Inc.
We have audited the accompanying consolidated balance sheets of Groupon, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Groupon, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Groupon, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 12, 2015

GROUPON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,071,913	$1,240,472
Accounts receivable, net	105,154	83,673
Deferred income taxes	16,271	27,938
Prepaid expenses and other current assets	207,991	210,415
Total current assets	1,401,329	1,562,498
Property, equipment and software, net	182,475	134,423
Goodwill	447,810	220,827
Intangible assets, net	110,557	28,443
Investments	24,298	20,652
Deferred income taxes, non-current	41,835	35,941
Other non-current assets	19,293	39,226
Total Assets	$2,227,597	$2,042,010
Liabilities and Equity
Current liabilities:
Accounts payable	$21,855	$27,573
Accrued merchant and supplier payables	910,567	752,943
Accrued expenses	230,352	226,986
Deferred income taxes	32,510	47,558
Other current liabilities	130,312	132,718
Total current liabilities	1,325,596	1,187,778
Deferred income taxes, non-current	773	10,853
Other non-current liabilities	136,284	131,697
Total Liabilities	1,462,653	1,330,328
Commitments and contingencies (see Note 8)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 699,008,084 shares issued and 671,768,980 shares outstanding at December 31, 2014 and 670,149,976 shares issued and 665,717,176 shares outstanding at December 31, 2013	70	67
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	1,847,420	1,584,211
Treasury stock, at cost, 27,239,104 shares at December 31, 2014 and 4,432,800 shares at December 31, 2013	(198,467)	(46,587)
Accumulated deficit	(921,960)	(848,870)
Accumulated other comprehensive income	35,763	24,830
Total Groupon, Inc. Stockholders' Equity	762,826	713,651
Noncontrolling interests	2,118	(1,969)
Total Equity	764,944	711,682
Total Liabilities and Equity	$2,227,597	$2,042,010

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Third party and other	$1,627,539	$1,654,654	$1,879,729
Direct	1,564,149	919,001	454,743
Total revenue	3,191,688	2,573,655	2,334,472
Cost of revenue:
Third party and other	241,885	232,062	297,739
Direct	1,400,617	840,060	421,201
Total cost of revenue	1,642,502	1,072,122	718,940
Gross profit	1,549,186	1,501,533	1,615,532
Operating expenses:
Marketing	269,043	214,824	336,854
Selling, general and administrative	1,293,716	1,210,966	1,179,080
Acquisition-related expense (benefit), net	1,269	(11)	897
Total operating expenses	1,564,028	1,425,779	1,516,831
(Loss) income from operations	(14,842)	75,754	98,701
Other expense, net	(33,353)	(94,663)	(3,759)
(Loss) income before provision for income taxes	(48,195)	(18,909)	94,942
Provision for income taxes	15,724	70,037	145,973
Net loss	(63,919)	(88,946)	(51,031)
Net income attributable to noncontrolling interests	(9,171)	(6,447)	(3,742)
Net loss attributable to Groupon, Inc.	(73,090)	(95,393)	(54,773)
Adjustment of redeemable noncontrolling interests to redemption value	—	—	(12,604)
Net loss attributable to common stockholders	$(73,090)	$(95,393)	$(67,377)

Net loss per share
Basic	$(0.11)	$(0.14)	$(0.10)
Diluted	$(0.11)	$(0.14)	$(0.10)

Weighted average number of shares outstanding
Basic	674,832,393	663,910,194	650,214,119
Diluted	674,832,393	663,910,194	650,214,119
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(63,919)	$(88,946)	$(51,031)
Other comprehensive income (loss):
Foreign currency translation adjustments	11,625	12,933	425
Pension liability adjustment (net of tax effect of $285 for the year ended December 31, 2014)	(1,500)	—	—
Available-for-sale securities:
Net unrealized (loss) gain during the period	(210)	(175)	53
Reclassification adjustment for impairment included in net loss	831	—	—
Net change in unrealized gain (loss) (net of tax effects of $383, $(108) and $34 for the years ended December 31, 2014, 2013 and 2012, respectively)	621	(175)	53
Other comprehensive income	10,746	12,758	478
Comprehensive loss	(53,173)	(76,188)	(50,553)
Comprehensive income attributable to noncontrolling interests	(8,984)	(6,821)	(4,702)
Comprehensive loss attributable to Groupon, Inc.	$(62,157)	$(83,009)	$(55,255)

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Groupon Inc. Stockholders' Equity	Non-controlling Interests		Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2011	644,145,201	$64	$1,388,253	—	$—	$(698,704)	$12,928	$702,541	$(3,074)		$699,467
Net loss	—	—	—	—	—	(54,773)	—	(54,773)	3,748	(1)	(51,025)
Foreign currency translation	—	—	—	—	—	—	(535)	(535)	960		425
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	53	53	—		53
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(12,604)	—	—	—	—	(12,604)	—		(12,604)
Restricted stock issued to employees in connection with acquisitions	152,446	—	—	—	—	—	—	—	—		—
Purchases of additional interests in consolidated subsidiaries	51,000	—	(2,584)	—	—	—	—	(2,584)	739		(1,845)
Shares issued to settle liability-classified awards and contingent consideration	660,539	—	2,503	—	—	—	—	2,503	—		2,503
Exercise of stock options	9,025,164	1	9,312	—	—	—	—	9,313	—		9,313
Vesting of restricted stock units	4,452,979	—	—	—	—	—	—	—	—		—
Tax withholdings related to net share settlements of stock-based compensation awards	(1,563,647)	—	(14,918)	—	—	—	—	(14,918)	—		(14,918)
Stock-based compensation on equity-classified awards	—	—	93,781	—	—	—	—	93,781	—		93,781
Excess tax benefits, net of shortfalls, on stock-based compensation awards	—	—	21,263	—	—	—	—	21,263	—		21,263
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(4,312)		(4,312)
Balance at December 31, 2012	656,923,682	$65	$1,485,006	—	$—	$(753,477)	$12,446	$744,040	$(1,939)		$742,101
Net loss	—	—	—	—	—	(95,393)	—	(95,393)	6,447		(88,946)
Foreign currency translation	—	—	—	—	—	—	12,559	12,559	374		12,933
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(175)	(175)	—		(175)
Common stock issued in connection with acquisition of business, net of issuance costs	276,217	—	3,051	—	—	—	—	3,051	—		3,051
Shares issued to settle liability-classified awards and contingent consideration	758,474	—	4,649	—	—	—	—	4,649	—		4,649
Exercise of stock options	4,003,544	—	4,062	—	—	—	—	4,062	—		4,062
Vesting of restricted stock units	15,565,805	2	(2)	—	—	—	—	—	—		—
Shares issued under employee stock purchase plan	774,288	—	3,241	—	—	—	—	3,241	—		3,241
Tax withholdings related to net share settlements of stock-based compensation awards	(5,752,058)	—	(47,684)	—	—	—	—	(47,684)	—		(47,684)
Stock-based compensation on equity-classified awards	—	—	122,222	—	—	—	—	122,222	—		122,222

Excess tax benefits, net of shortfalls, on stock-based compensation awards	—	—	9,666	—	—	—	—	9,666	—	9,666
Purchases of treasury stock	—	—	—	(4,432,800)	(46,587)	—	—	(46,587)	—	(46,587)
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6,851)	(6,851)
Balance at December 31, 2013	672,549,952	$67	$1,584,211	(4,432,800)	$(46,587)	$(848,870)	$24,830	$713,651	$(1,969)	$711,682
Net loss	—	—	—	—	—	(73,090)	—	(73,090)	9,171	(63,919)
Foreign currency translation	—	—	—	—	—	—	11,812	11,812	(187)	11,625
Pension liability adjustment, net of tax	—	—	—	—	—	—	(1,500)	(1,500)	—	(1,500)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	621	621	—	621
Common stock issued in connection with acquisitions of businesses, net of issuance costs	15,255,180	2	173,813	—	—	—	—	173,815	—	173,815
Shares issued to settle liability-classified awards and contingent consideration	102,180	—	1,041	—	—	—	—	1,041	—	1,041
Purchase of interests in consolidated subsidiaries	—	—	(6,310)	—	—	—	—	(6,310)	2,415	(3,895)
Exercise of stock options	1,029,471	—	1,118	—	—	—	—	1,118	—	1,118
Vesting of restricted stock units	17,323,096	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	857,171	—	5,396	—	—	—	—	5,396	—	5,396
Tax withholdings related to net share settlements of stock-based compensation awards	(5,708,990)	—	(44,509)	—	—	—	—	(44,509)	—	(44,509)
Stock-based compensation on equity-classified awards	—	—	133,230	—	—	—	—	133,230	—	133,230
Tax shortfalls, net of excess tax benefits, on stock-based compensation awards	—	—	(569)	—	—	—	—	(569)	—	(569)
Purchases of treasury stock	—	—	—	(22,806,304)	(151,880)	—	—	(151,880)	—	(151,880)
Partnership distributions to noncontrolling interest holders	—	—		—	—	—	—	—	(7,312)	(7,312)
Balance at December 31, 2014	701,408,060	$70	$1,847,420	(27,239,104)	$(198,467)	$(921,960)	$35,763	$762,826	$2,118	$764,944

(1)
Excludes less than $0.1 million attributable to redeemable noncontrolling interests for the year ended December 31, 2012, which were reported outside of permanent equity on the consolidated balance sheets.

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(63,919)	$(88,946)	$(51,031)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	97,799	67,823	35,891
Amortization of acquired intangible assets	47,122	21,626	19,910
Stock-based compensation	122,019	121,462	104,117
Deferred income taxes	(11,106)	(18,055)	(7,651)
Excess tax benefits on stock-based compensation	(15,980)	(20,454)	(27,023)
Loss on equity method investments	459	44	9,925
(Gain) loss, net from changes in fair value of contingent consideration	(2,444)	(3,171)	897
Gain on E-Commerce transaction	—	—	(56,032)
Impairments of investments	2,036	85,925	50,553
Change in assets and liabilities, net of acquisitions:
Restricted cash	6,010	2,183	(4,372)
Accounts receivable	(13,660)	10,989	10,534
Prepaid expenses and other current assets	78	(62,906)	(70,859)
Accounts payable	(11,911)	(31,288)	18,711
Accrued merchant and supplier payables	115,106	88,468	149,918
Accrued expenses and other current liabilities	(16,182)	4,053	47,742
Other, net	33,397	40,679	35,604
Net cash provided by operating activities	288,824	218,432	266,834
Investing activities
Purchases of property and equipment and capitalized software	(88,292)	(63,505)	(95,836)
Acquisitions of businesses, net of acquired cash	(131,463)	(7,349)	(46,890)
Purchases of investments	(6,904)	(21,982)	(37,523)
Settlement of liabilities related to purchase of additional interests in consolidated subsidiaries	(2,297)	(1,959)	—
Purchases of additional interests in consolidated subsidiaries	—	—	(14,130)
Purchases of intangible assets	(500)	(1,520)	(600)
Net cash used in investing activities	(229,456)	(96,315)	(194,979)
Financing activities
Payments for purchases of treasury stock	(153,253)	(44,840)	—
Excess tax benefits on stock-based compensation	15,980	20,454	27,023
Taxes paid related to net share settlements of stock-based compensation awards	(43,618)	(47,575)	(12,996)
Debt issuance costs	(1,029)	—	—
Common stock issuance costs in connection with acquisition of business	(158)	—	—
Payments of contingent consideration from acquisitions	—	(4,289)	(4,700)
Settlements of purchase price obligations related to acquisitions	(3,136)	(5,000)	(2,233)
Proceeds from stock option exercises and employee stock purchase plan	6,514	7,303	9,313
Partnership distribution payments to noncontrolling interest holders	(8,034)	(6,130)	(4,312)
Payments of capital lease obligations	(7,422)	(1,620)	—
Net cash (used in) provided by financing activities	(194,156)	(81,697)	12,095
Effect of exchange rate changes on cash and cash equivalents	(33,771)	(9,237)	2,404
Net (decrease) increase in cash and cash equivalents	(168,559)	31,183	86,354
Cash and cash equivalents, beginning of period	1,240,472	1,209,289	1,122,935
Cash and cash equivalents, end of period	$1,071,913	$1,240,472	$1,209,289

Supplemental disclosure of cash flow information
Income tax payments	$24,006	$60,767	$126,987
Non-cash investing and financing activities
Issuance of common stock in connection with acquisition of business	$173,972	$3,051	$—
Contingent consideration liabilities incurred in connection with acquisitions	4,388	3,567	3,400
Equipment acquired under capital lease obligations	36,574	10,001	1,122
Shares issued to settle liability-classified awards and contingent consideration	1,041	4,649	2,267
Liability for purchases of treasury stock	374	1,747	—
Liability for purchase of additional interests in consolidated subsidiaries	1,598	—	1,959
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	2,109	1,564	1,891
Contribution of investment in E-Commerce transaction	—	—	47,042
Stock issued in exchange for additional interests in consolidated subsidiaries	—	—	527
Shares issued to settle contingent consideration	—	—	236
See Notes to Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
Groupon, Inc. and subsidiaries (the "Company"), which commenced operations in October 2008, operates online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services at a discount. The Company also offers deals on products for which it acts as the merchant of record. Customers can access the Company's deal offerings directly through its websites and mobile applications and indirectly using search engines. The Company also sends emails to its subscribers with deal offerings that are targeted by location and personal preferences.
The Company's operations are organized into three segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). See Note 16 "Segment Information."
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
Accounts Receivable, Net
Accounts receivable primarily represents the net cash due from the Company's credit card and other payment processors for cleared transactions. The carrying amount of the Company's receivables is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and any specific risks identified in collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible. The Company's allowance for doubtful accounts as of December 31, 2014 and 2013 was $2.2 million and $0.7 million, respectively. Bad debt expense for the years ended December 31, 2014, 2013 and 2012 was $2.3 million, $0.7 million and $0.6 million, respectively.
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
Restricted Cash
The Company had $12.0 million and $5.2 million of restricted cash recorded within "Prepaid expenses and other current assets" and "Other non-currents assets," respectively, as of December 31, 2014. The Company had $14.6 million and $0.4 million of restricted cash recorded within "Prepaid expenses and other current assets" and "Other non-currents assets," respectively, as of December 31, 2013. Restricted cash primarily represents amounts that the Company is unable to access for operational purposes pursuant to contractual arrangements with certain financial institutions and with entities that process merchant payments on the Company's behalf.
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
The Company evaluates goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company has the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then further goodwill impairment testing is not required to be performed. If the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, the Company is required to perform a two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test.

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
Investments in common stock or in-substance common stock for which the Company has the ability to exercise significant influence are accounted for under the equity method and classified within "Investments" on the consolidated balance sheets. The Company's proportionate share of income or loss on equity method investments is presented within "Other expense, net" on the consolidated statements of operations.
The Company has investments in convertible debt securities and convertible redeemable preferred shares issued by nonpublic entities and has categorized these investments as available-for-sale securities, which are classified within "Investments" on the consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses, net of the related tax effects, are excluded from earnings and recorded as a separate component within "Accumulated other comprehensive income" on the consolidated balance sheets until realized. Interest income is reported within "Other expense, net" on the consolidated statements of operations.
Other-than-Temporary Impairment of Investments
An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. The Company conducts reviews of its investments with unrealized losses on a quarterly basis to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and the Company's strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, the Company considers whether it intends to sell the investment or whether it is more-likely-than-not that the Company will be required to sell the investment before recovery of the amortized cost basis. Investments with unrealized losses that are determined to be other-than-temporary are written down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are not recorded for cost method investments and equity method investments, while such losses are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities.
Income Taxes
The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, the Company believes it is more-likely-than-not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience, expectations of future taxable income and capital gains by taxing jurisdiction, the carry‑forward periods available for tax reporting purposes, the ability to carryback losses and other relevant factors. The Company allocates its valuation allowance to current and non-current

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax assets on a pro-rata basis. A change in the estimate of future taxable income may require an increase or decrease to the valuation allowance.
The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company includes interest and penalties related to uncertain tax positions within "Provision for income taxes" on the consolidated statements of operations. See Note 12 "Income Taxes."
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
The revenue recognition criteria are met when the customer purchases a deal, the Groupon has been electronically delivered to the purchaser and a listing of Groupons sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as a marketing agent, are substantially complete. The Company's remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on the Company's website information about Groupons sold that was previously provided to the merchant, are inconsequential or perfunctory. For a portion of the hotel deals offered through the Company's online local marketplaces, the Company facilitates the booking of rooms by taking reservations through its websites. Such reservations are generally cancelable at any time prior to check-in and the Company defers the revenue on those deals until the customer's stay occurs.
.    The Company records as revenue the net amount it retains from the sale of Groupons after deducting the portion of the purchase price that is payable to the featured merchant, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Revenue is presented on a net basis because the Company is acting as a marketing agent of the merchant in the transaction.
For merchant payment arrangements that are structured under a redemption model, merchants are not paid until the customer redeems the Groupon that has been purchased. If a customer does not redeem the Groupon under this payment model, the Company retains all the gross billings. The Company recognizes incremental revenue from unredeemed Groupons and derecognizes the related accrued merchant payable when its legal obligation to the merchant expires, which the Company believes is shortly after deal expiration in most jurisdictions that have payment arrangements structured under a redemption model.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Direct revenue recognition
The Company evaluates whether it is appropriate to record the gross amount of its sales and related costs by considering a number of factors, including, among other things, whether the Company is the primary obligor under the arrangement, has inventory risk and has latitude in establishing prices. Direct revenue is derived primarily from selling consumer products through the Company's Goods category where the Company is the merchant of record. The Company is the primary obligor in these transactions, is subject to general inventory risk and has latitude in establishing prices. Accordingly, direct revenue is presented on a gross basis, excluding applicable taxes and net of estimated refunds. Direct revenue, including associated shipping revenue, is recognized when title passes to the customer upon delivery of the product.
Other revenue recognition
Advertising revenue is recognized when the advertiser's logo or website link has been included on the Company's websites or in specified email distributions for the requisite period of time as set forth in the agreement with the advertiser. Commission revenue is earned when customers make purchases with retailers using coupons accessed through the Company's websites and mobile applications. Revenue from payment processing is earned on a per transaction basis. The Company recognizes revenue from those activities when the underlying transactions are completed. Revenue from point of sale solutions is recognized on a subscription basis over the term of the arrangement with the merchant.
Discounts
The Company provides discount offers to encourage purchases of goods and services through its marketplaces. The Company records discounts as a reduction of revenue.
Cost of revenue
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating the Company's fulfillment center, which began operations in the fourth quarter of 2013. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue and other revenue in proportion to gross billings during the period.
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
Refunds
The Company estimates future refunds utilizing a statistical model that incorporates the following data inputs and factors: historical refund experience developed from millions of deals featured on the Company's websites and mobile applications, the relative risk of refunds based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals and expected changes, if any, in Company practices in response to refund experience or economic trends that might impact customer demand. The portion of customer refunds for which the merchant's share is not recoverable on third party revenue deals is estimated based on the refunds that are expected to be issued after expiration of the related vouchers, the refunds that are expected to be issued due to the merchant bankruptcy or poor customer experience, and whether the payment terms of the related merchant contracts are structured using a redemption payment model or a fixed payment model.
The Company accrues costs associated with refunds within "Accrued expenses" on the consolidated balance sheets. The cost of refunds for third party revenue where the amounts payable to the merchant are recoverable and for all direct revenue is presented on the consolidated statements of operations as a reduction to revenue. The cost of refunds for third party revenue for

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Customer Credits
The Company issues credits to its customers that can be applied against future purchases through its online marketplaces for certain qualifying acts, such as referring new customers, and also to satisfy refund requests. The Company has recorded its customer credit obligations within "Accrued expenses" on the consolidated balance sheets (See Note 7 "Supplemental Consolidated Balance Sheet and Statements of Operations Information"). Customer credit obligations incurred for new customer referrals or other qualifying acts are expensed as incurred and are classified within "Marketing" on the consolidated statements of operations. Customer credits issued to satisfy refund requests are applied as a reduction to the refunds reserve.
Stock‑Based Compensation
The Company measures stock‑based compensation cost at fair value, net of estimated forfeitures. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest, except for awards with performance conditions, which are recognized using the accelerated method. The Company includes stock-based compensation expense within "Cost of revenue," "Marketing" and "Selling, general and administrative," consistent with the respective employees' cash compensation, on the consolidated statements of operations. See Note 11 "Compensation Arrangements."
Foreign Currency
Balance sheet accounts of the Company's operations outside of the U.S. are translated from foreign currencies into U.S. dollars at the exchange rates as of the consolidated balance sheet dates. Revenue and expenses are translated at average exchange rates during the period. Foreign currency translation adjustments and foreign currency gains and losses on intercompany balances that are of a long-term investment nature are included within "Accumulated other comprehensive income" on the consolidated balance sheets. Foreign currency gains and losses resulting from transactions which are denominated in currencies other than the entity's functional currency, including foreign currency gains and losses on intercompany balances that are not of a long-term investment nature, are included within "Other expense, net" on the consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012, the Company had $31.5 million of foreign currency transaction losses, $10.3 million of foreign currency transaction losses and $1.4 million of foreign currency transaction gains, respectively.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is still assessing the impact of adoption on its consolidated financial statements.
There are no additional accounting standards that have been issued but not yet adopted that the Company believes will have a material impact on its consolidated financial position or results of operations.
3. BUSINESS COMBINATIONS AND ACQUISITIONS OF NONCONTROLLING INTERESTS
2014 Acquisition Activity
The Company acquired six businesses during the year ended December 31, 2014.  Business combinations are accounted for using the acquisition method, and the results of acquired businesses are included in the consolidated financial statements beginning on the respective acquisition dates. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, and changes to those allocations may occur as a result of final working capital adjustments and tax return filings. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid these premiums for a number of reasons, including growing the Company's merchant and customer base, acquiring assembled workforces, expanding its presence in international markets, expanding and advancing its product offerings and enhancing technology capabilities. The goodwill from these business combinations is generally not deductible for tax purposes.
For the years ended December 31, 2014 and 2013, $3.7 million and $3.2 million of external transaction costs related to business combinations, primarily consisting of legal and advisory fees, are classified within "Acquisition-related expense (benefit), net" on the consolidated statements of operations, respectively. Such costs were not material for the year ended December 31, 2012.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the aggregate acquisition price of the Ticket Monster acquisition (in thousands):

Cash and cash equivalents	$24,768
Accounts receivable	17,732
Deferred income taxes	1,264
Prepaid expenses and other current assets	829
Property, equipment and software	5,944
Goodwill	218,692
Intangible assets:(1)
Subscriber relationships	57,022
Merchant relationships	32,176
Developed technology	571
Trade name	19,325
Other non-current assets	3,033
Total assets acquired	$381,356
Accounts payable	$5,951
Accrued merchant and supplier payables	82,934
Accrued expenses	22,700
Other current liabilities	3,482
Deferred income taxes, non-current	1,264
Other non-current liabilities	5,667
Total liabilities assumed	$121,998
Total acquisition price	$259,358

(1)	The estimated useful lives of the acquired intangible assets are 5 years for subscriber relationships, 3 years for merchant relationships, 2 years for developed technology and 5 years for trade name.
     Ideeli, Inc.
On January 13, 2014, the Company acquired all of the outstanding equity interests of Ideeli, Inc. (d/b/a "Ideel"), a fashion flash site based in the United States. The primary purpose of this acquisition was to expand and advance the Company's product offerings. The aggregate acquisition-date fair value of the consideration transferred for the Ideel acquisition totaled $42.7 million in cash.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the aggregate acquisition price of the Ideel acquisition (in thousands):

Cash and cash equivalents	$79
Accounts receivable	988
Deferred income taxes	640
Prepaid expenses and other current assets	22,081
Property, equipment and software	8,173
Goodwill	4,203
Intangible assets:(1)
Subscriber relationships	5,490
Brand relationships	7,100
Trade name	4,500
Deferred income taxes, non-current	8,877
Total assets acquired	$62,131
Accounts payable	$1,640
Accrued supplier payables	4,092
Accrued expenses	9,118
Other current liabilities	482
Deferred income taxes, non-current	348
Other non-current liabilities	3,753
Total liabilities assumed	$19,433
Total acquisition price	$42,698

(1)	The estimated useful lives of the acquired intangible assets are 3 years for subscriber relationships, 5 years for brand relationships and 5 years for trade name.
Other Acquisitions
The Company acquired four other businesses during the year ended December 31, 2014. The primary purpose of these acquisitions was to acquire an experienced workforce, expand and advance product offerings and enhance technology capabilities. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $32.9 million, which consisted of the following (in thousands):

Cash	$17,364
Issuance of 1,429,897 shares of Class A common stock	11,110
Contingent consideration	4,388
Total	$32,862
The fair value of the Class A Common Stock issued as consideration for one of the acquisitions was measured based on the stock price upon closing of the related transaction on November 13, 2014.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the aggregate purchase price of these other acquisitions (in thousands):

Net working capital (including acquired cash of $0.2 million)	$(396)
Goodwill	27,150
Intangible assets: (1)
Subscriber relationships	2,555
Developed technology	3,372
Brand relationships	579
Deferred income taxes, non-current	(398)
Total purchase price	$32,862

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations presented below do not include the results of these other acquisitions because the effects of these acquisitions, individually and in the aggregate, were not material to the Company's consolidated results of operations.
Pro Forma Financial Information
     The following unaudited pro forma information presents the combined operating results of the Company for the year ended December 31, 2013, as if the Company had acquired Ticket Monster and Ideel as of January 1, 2013 (in thousands). Pro forma results of operations have not been presented for the year ended December 31, 2014, because the operating results of Ticket Monster and Ideel from January 1, 2014 through their respective acquisition dates were not material to the Company's consolidated results of operations for the year ended December 31, 2014. The underlying pro forma results include the historical financial results of the Company and these two acquired businesses adjusted for depreciation and amortization expense associated with the assets acquired. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and the acquired entities. Accordingly, these unaudited pro forma results are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred as of January 1, 2013, nor are they indicative of future results of operations.

Year Ended December 31, 2013
Revenue	$2,763,639
Net loss	(217,613)
     The revenue and net loss of Ticket Monster included in our consolidated statements of operations were $149.6 million and $45.4 million, respectively, for the year ended December 31, 2014. The revenue and net loss of Ideel included in our consolidated statements of operations were $82.4 million and $12.3 million, respectively, for the year ended December 31, 2014.
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
2012 Acquisition Activity
The primary purpose of the Company's ten acquisitions during the year ended December 31, 2012 was to enhance the Company's technology and marketing capabilities and to expand and advance product offerings. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $54.9 million, which consisted of the following (in thousands):

Cash	$49,013
Purchase price obligations	2,485
Contingent consideration	3,400
Total	$54,898
The following table summarizes the allocation of the aggregate acquisition price of acquisitions for the year ended December 31, 2012 (in thousands):

Net working capital (including acquired cash of $2.1 million)	$1,750
Property and equipment	165
Goodwill	39,170
Intangible assets:(1)
Subscriber relationships	170
Merchant relationships	1,500
Developed technology	14,350
Net deferred tax liabilities	(2,207)
Total acquisition price	$54,898

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations have not been presented because the effects of these business combinations, individually

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and in the aggregate, were not material to the Company's consolidated results of operations.
Purchases of Additional Interests in Consolidated Subsidiaries
During the year ended December 31, 2014, the Company acquired additional interests in majority-owned subsidiaries for an aggregate acquisition price of $3.9 million. Cash consideration of $2.3 million was paid in 2014 and the remaining amounts of $1.0 million and $0.6 million are included within other current liabilities and other non-current liabilities, respectively, on the consolidated balance sheet as of December 31, 2014.
During the year ended December 31, 2012, the Company acquired additional interests in majority-owned subsidiaries for an aggregate acquisition price of $16.7 million, including $16.1 million of cash consideration and $0.6 million of Class A common stock. Cash consideration of $14.1 million was paid in 2012 and the remaining $2.0 million was paid in 2013. Additionally, in connection with these transactions, certain liability-classified subsidiary stock-based compensation awards were settled in exchange for $15.2 million of cash, $2.3 million of Class A common stock and $10.5 million of deferred compensation that was subsequently recognized as compensation expense over service periods of between one and two years. Cash settlements of $14.0 million were paid in 2012, and the remaining $1.2 million was paid in 2013.
4. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The following summarizes the Company's property, equipment and software, net (in thousands):

	December 31,
	2014	2013
Warehouse equipment	$4,859	$3,997
Furniture and fixtures	18,610	13,526
Leasehold improvements	39,900	35,830
Office and telephone equipment	4,448	5,062
Purchased software	40,448	22,499
Computer hardware(1)	135,731	84,673
Internally-developed software	133,598	79,113
Total property, equipment and software, gross	377,594	244,700
Less: accumulated depreciation and amortization	(195,119)	(110,277)
Property, equipment and software, net	$182,475	$134,423

(1)	Includes computer hardware acquired under capital leases of $48.0 million and $11.8 million as of December 31, 2014 and 2013, respectively.
Property, equipment and software are stated at cost and assets under capital leases are stated at the present value of minimum lease payments. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets (generally three years for computer hardware, purchased software and office and telephone equipment, five to ten years for furniture and fixtures and warehouse equipment, and the shorter of the term of the lease or the asset's useful life for leasehold improvements) and is primarily classified within "Selling, general and administrative" on the consolidated statements of operations. Depreciation and amortization expense on property, equipment and software, including internally-developed software, was $97.8 million, $67.8 million and $35.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts include amortization expense of $7.2 million and $2.1 million on assets under capital leases for the years ended December 31, 2014 and 2013, respectively. Amortization expense recognized for assets under capital leases was not material for the year ended December 31, 2012. See Note 8, "Commitments and Contingencies" for further detail regarding capital leases.
As of December 31, 2014 and 2013, the carrying amount of internally-developed software, net of accumulated amortization, was $61.8 million and $47.9 million, respectively. Amortization expense for capitalized internally-developed software was $42.1 million, $25.2 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2014, $11.7 million and $30.4 million of amortization expense for capitalized internally-developed software is included within "Cost of revenue" and "Selling, general and administrative," respectively, on the consolidated statements of operations. For the year ended December 31, 2013, $7.9 million and $17.3 million of amortization expense for capitalized internally-developed software is included within "Cost of revenue" and "Selling, general and administrative," respectively, on the consolidated statements of operations. For the year ended December 31, 2012, amortization expense for capitalized internally-developed software is primarily included within "Selling, general and administrative."
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the years ended December 31, 2014 and 2013 (in thousands):

	North America	International	EMEA	Rest of World	Consolidated
Balance as of December 31, 2012	$79,276	$127,408	$—	$—	$206,684
Reallocation to new segments	—	(124,770)	105,347	19,423	—
Goodwill related to acquisitions	4,893	—	4,611	—	9,504
Other adjustments(1)	1,288	(2,638)	5,711	278	4,639
Balance as of December 31, 2013	$85,457	$—	$115,669	$19,701	$220,827
Goodwill related to acquisitions	31,353	—	—	218,692	250,045
Other adjustments(1)	(92)	—	(13,490)	(9,480)	(23,062)
Balance as of December 31, 2014	$116,718	$—	$102,179	$228,913	$447,810

(1)	Represents the impact of changes in foreign exchange rates on goodwill.
The Company evaluates goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. No goodwill impairments were recognized for the years ended December 31, 2014, 2013 and 2012.
The following tables summarize the Company's intangible assets (in thousands):

	December 31, 2014
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$103,858	$48,754	$55,104
Merchant relationships	39,448	18,677	20,771
Trade names	29,190	10,666	18,524
Developed technology	25,903	21,989	3,914
Brand relationships	7,664	1,486	6,178
Other intangible assets	17,045	10,979	6,066
Total	$223,108	$112,551	$110,557

	December 31, 2013
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$45,541	$30,866	$14,675
Merchant relationships	9,186	7,991	1,195
Trade names	6,739	6,739	—
Developed technology	23,038	19,547	3,491
Other intangible assets	16,776	7,694	9,082
Total	$101,280	$72,837	$28,443

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets was $47.1 million, $21.6 million and $19.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Years Ended December 31,
2015	$40,495
2016	33,707
2017	18,653
2018	17,617
2019	85
Thereafter	—
Total	$110,557

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	December 31, 2014	Percent Ownership of Voting Stock			December 31, 2013	Percent Ownership of Voting Stock
Cost and equity method investments:
Cost method investments	$15,630	6%	to	19%	$15,788	6%	to	19%
Equity method investments	1,231	21%	to	50%	1,690	21%	to	50%
Total cost and equity method investments	16,861				17,478
Available-for-sale securities:
Convertible debt securities	2,527				3,174
Redeemable preferred shares	4,910	17%	to	19%	—	19%
Total available-for-sale securities	7,437				3,174
Total investments	$24,298				$20,652
The following table summarizes the amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company's available-for-sale securities as of December 31, 2014 and 2013, respectively (in thousands):

	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Convertible debt securities	$2,030	$497	$—	$2,527	$3,370	$—	$(196)	$3,174
Redeemable preferred shares	4,599	311	—	4,910	—	—	—	—
Total available-for-sale securities	$6,629	$808	$—	$7,437	$3,370	$—	$(196)	$3,174
Investments in E-Commerce and Life Media (F-Tuan)
In June 2012, Life Media Limited ("F-tuan"), an entity with operations in China, acquired the Company's 49.8% interest in E-Commerce King Limited ("E-Commerce"), an entity with operations in China. In exchange for its interest in E-Commerce and an additional $25.0 million of cash consideration, the Company received a 19.1% interest in F-tuan in the form of common and Series E preferred shares. The Company recognized a non-operating gain of $56.0 million as a result of the transaction, which is included within "Other expense, net" on the consolidated statement of operations for the year ended December 31, 2012. The gain represented the excess of the fair value of the Company's investments in F-tuan over the carrying value of its E-Commerce investment as of the date of the transaction and the $25.0 million of cash consideration.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's investments in the Series E and Series F preferred shares of F-tuan are classified as available-for-sale securities because the investee's Memorandum of Association provides for redemption of the preferred shares at the Company's option beginning in October 2017. The Company's investment in the common shares of F-tuan, which were held prior to the August 2013 exchange transaction, was accounted for using the cost method of accounting because the Company did not have the ability to exercise significant influence over the operating and financial policies of the investee. As discussed below, the Company's investments in F-tuan were written down to zero through an other-than-temporary impairment charge as of December 31, 2013, and continue to have an estimated fair value of zero as of December 31, 2014.
Other Investments
In February 2014, the Company acquired redeemable preferred shares in an online home services company for $4.6 million. The shares are accounted for as available-for-sale securities.
In February 2013, the Company purchased preferred shares in a non-U.S.-based payment processor for $13.6 million. The Company purchased $2.1 million of additional preferred shares from that entity in July 2014. This investment is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee.
Other-Than-Temporary Impairment
For the year ended December 31, 2014, the Company recorded $2.0 million of other-than-temporary impairments, including a $1.3 million impairment of an investment in convertible debt securities, which are reported within "Other expense, net" on the consolidated statements of operations.
For the year ended December 31, 2013, the Company recorded an $85.5 million other-than-temporary impairment of its investments in F-tuan. F-tuan has operated at a loss since its inception and has used proceeds from equity offerings to fund investments in marketing and other initiatives to grow its business. As discussed above, the Company participated in an equity funding round in 2013 and the aggregate cash proceeds raised by F-tuan in that round, which were funded in two installments in September and October 2013 and included proceeds received from another investor, were intended to fund its operations for approximately six months, at which time additional financing would be required. In December 2013, the Company was notified by F-tuan's largest shareholder, which had served as a source of funding and operational support, that they had made a strategic decision to cease providing support to F-tuan. At its December 12, 2013 meeting, the Company's Board of Directors discussed the Company's strategy with respect to the Chinese market in light of this information. After that meeting, management pursued opportunities to divest its minority investment in F-tuan either for cash or in exchange for a minority equity investment in a larger competitor, but no agreement was ultimately reached. At its February 11, 2014 meeting, the Board of Directors determined that the Company should not provide funding to F-tuan in future periods. At that time, F-tuan required additional financing to continue its operations. Given the uncertainty as to whether it would be able to obtain such financing and the Company's decision not to provide significant funding itself, the Company concluded that there was substantial doubt as to F-tuan's ability to operate as a going concern for the foreseeable future.
The Company's evaluation of other-than-temporary impairments involves consideration of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company's intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. As a result of F-tuan's liquidity needs, the decision by existing shareholders to cease providing support, the Company's inability to find a buyer for its minority investment, the Company's decision not to be a source of significant funding itself and the expectation that any subsequent third party investment, if one occurs, would substantially dilute the existing shareholders, the Company concluded that its investment in F-tuan was other-than-temporarily impaired and its best estimate of fair value was zero. Accordingly, the Company recognized an $85.5 million impairment charge in earnings for the year ended December 31, 2013, bringing the fair value of the investment to zero. The Company's investments in F-tuan continue to have an estimated fair value of zero as of December 31, 2014.
For the year ended December 31, 2012, the Company recorded a $50.6 million other-than-temporary impairment of its investments in F-tuan. As described above, the Company obtained these investments in June 2012 as part of a transaction in which it received a 19% interest in F-tuan, in the form of common and Series E preferred shares, in exchange for its 49.8% interest in E-Commerce and an additional $25.0 million of cash consideration. The $128.1 million acquisition-date fair value of the investments

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in F-tuan, a nonpublic entity, was determined using the discounted cash flow method, which is an income approach, and the resulting value was corroborated using the market approach. The inputs used to estimate fair value under the discounted cash flow method included financial projections and the discount rate. Because these fair value inputs are unobservable, fair value measurements of the investments in F-tuan are classified within Level 3 of the fair value hierarchy.
In connection with the acquisition-date fair value measurements of the investments in F-tuan, the Company obtained financial projections from the investee. The Company evaluated those financial projections based on its knowledge of the business and related market conditions. As a result of that evaluation, downward adjustments were applied to reduce the anticipated growth that was reflected in the original projections. A 25% discount rate was applied to the adjusted cash flow projections, which included an entity-specific risk premium to account for the riskiness and uncertainty inherent in the business. Additionally, the Company corroborated the acquisition-date fair value measurement of F-tuan by estimating the fair value of its 49.8% interest in E-Commerce at the time of the transaction and comparing the estimated fair value of the consideration transferred, including the additional $25.0 million of cash consideration, to the estimated fair value of the investments in F-tuan that were received.
In January 2013, the Company obtained updated financial projections from F-tuan, as well as their operating results for the year ended December 31, 2012. The investee's operating loss for the year-ended December 31, 2012 was lower than the loss that was forecasted in June 2012 at the time of the Company's investment, primarily due to lower-than-forecasted operating expenses. However, the investee's 2012 revenues were lower than the adjusted financial projections used at the time of the Company's investment and the updated financial projections provided by the investee at year-end indicated significant declines in forecasted revenues in future years, as compared to the adjusted financial projections used at the time of the Company's investment, due to reduced gross billings and deal margin forecasts. As of December 31, 2012, the Company continued to apply a discounted cash flow approach, corroborated by a market approach, to estimate the fair value of the investments in F-tuan. For the December 31, 2012 fair value measurements, the Company used the updated financial projections and a discount rate of 30%. The increase to the discount rate as compared to the acquisition-date fair value measurement was primarily attributable to an increase in the entity-specific risk premium to reflect the Company's assessment of the riskiness of this investment. The resulting fair value measurements of the investments in F-tuan totaled $77.5 million as of December 31, 2012, a $50.6 million reduction from the $128.1 million acquisition-date fair value measurement in June 2012.
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
The $85.5 million and $50.6 million other-than-temporary impairments of its investments in F-tuan are reported within "Other expense, net" on the consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively.
The Company also recorded an additional $1.2 million other-than-temporary impairment of an equity method investment in a nonpublic entity, which is reported within "Other expense, net" on the consolidated statement of operations for the year ended December 31, 2012.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other expense, net for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest income	$1,564	$1,721	$2,522
Interest expense	(907)	(291)	—
Gain on E-Commerce transaction	—	—	56,032
Impairments of investments	(2,036)	(85,925)	(50,553)
Loss on equity method investments	(459)	(44)	(9,925)
Foreign exchange (losses) gains, net	(31,526)	(10,271)	1,403
Other	11	147	(3,238)
Other expense, net	$(33,353)	$(94,663)	$(3,759)
The following table summarizes the Company's prepaid expenses and other current assets as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Current portion of unamortized tax effects on intercompany transactions	$14,193	$28,502
Finished goods inventories	57,134	57,097
Prepaid expenses	42,231	29,404
Restricted cash	12,019	14,579
Income taxes receivable	41,788	39,994
VAT receivable	17,746	12,966
Prepaid marketing	7,443	17,301
Other	15,437	10,572
Total prepaid expenses and other current assets	$207,991	$210,415

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's accrued merchant and supplier payables as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Accrued merchant payables	$632,605	$518,233
Accrued supplier payables(1)	277,962	234,710
Total accrued merchant and supplier payables	$910,567	$752,943

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes the Company's accrued expenses as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Marketing	$15,962	$12,001
Refunds reserve	33,238	38,597
Payroll and benefits	65,743	64,966
Customer credits	44,463	44,728
Professional fees	14,292	18,906
Other	56,654	47,788
Total accrued expenses	$230,352	$226,986
The following table summarizes the Company's other current liabilities as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Income taxes payable	$14,461	$21,994
VAT payable	33,436	37,627
Sales taxes payable	9,042	10,412
Deferred revenue	43,903	47,259
Capital lease obligations	14,872	3,636
Other	14,598	11,790
Total other current liabilities	$130,312	$132,718
The following table summarizes the Company's other non-current liabilities as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Long-term tax liabilities	$82,138	$109,286
Deferred rent	13,200	9,148
Capital lease obligations	23,387	5,665
Other	17,559	7,598
Total other non-current liabilities	$136,284	$131,697

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the components of accumulated other comprehensive income, net of tax, as of December 31, 2014, 2013 and 2012 (in thousands):

	Foreign currency translation adjustments	Unrealized loss on available-for-sale securities	Pension liability adjustment	Total
Balance as of December 31, 2012	$12,393	$53	$—	$12,446
Other comprehensive income	12,559	(175)	—	12,384
Balance as of December 31, 2013	24,952	(122)	—	24,830
Other comprehensive income (loss) before reclassification adjustments	11,812	(210)	(1,500)	10,102
Reclassification adjustment for impairment included in net loss	—	831	—	831
Other comprehensive income (loss)	11,812	621	(1,500)	10,933
Balance as of December 31, 2014	$36,764	$499	$(1,500)	$35,763
The effects of amounts reclassified from accumulated other comprehensive income to net loss for the years ended December 31, 2014, 2013 and 2012 are presented within the following line items in the consolidated statements of operations (in thousands):

	Year Ended December 31,			Consolidated Statements of Operations Line Item
	2014	2013	2012
Other-than-temporary impairment of available-for-sale security	$1,340	$—	$—	Other expense, net
Less: Tax effect	(509)	—	—	Provision for income taxes
Reclassification adjustment	$831	$—	$—
8. COMMITMENTS AND CONTINGENCIES
Leases
The Company has entered into various non-cancelable lease agreements, primarily operating leases covering its offices throughout the world, with remaining lease periods expiring between 2015 and 2024. Rent expense under operating leases was $55.0 million, $42.3 million and $43.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company has lease arrangements for its headquarters located in Chicago, Illinois ("600 West Leases"), which account for 14% of its estimated future payments under operating leases as of December 31, 2014. The 600 West Leases are accounted for as operating leases with rent expense being recognized on a straight-line basis over the term of the lease, taking into account rent escalations and lease incentives. Rent escalations are annual and do not exceed 9% per year with a majority of the increases being approximately 2% per year. The initial durations of the 600 West Leases range from five to seven years, with renewal and expansion options ranging from one to five years. The amortization period of leasehold improvements related to the 600 West Leases is five years.
The Company is responsible for paying its proportionate share of specified operating expenses and real estate taxes under certain of its lease agreements. These operating expenses are not included in the table below.
Certain of the Company's computer equipment has been acquired under capital lease agreements, and estimated future payments under these capital lease agreements is included in the table below. As of December 31, 2014, the estimated future payments under operating leases and capital leases for each of the next five years and thereafter is as follows (in thousands):

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Capital Leases	Operating leases
2015	$14,936	$53,776
2016	14,136	49,094
2017	9,424	38,628
2018	697	27,659
2019	522	11,455
Thereafter	—	21,514
Total minimum lease payments	39,715	$202,126
Less: Amount representing interest	(1,456)
Present value of net minimum capital lease payments	38,259
Less: Current portion of capital lease obligations	(14,872)
Total long-term capital lease obligations	$23,387
Purchase Obligations
The Company has entered into non-cancelable arrangements with third-parties, primarily related to information technology products and services. As of December 31, 2014, future payments under these contractual obligations were as follows (in thousands):

2015	$33,636
2016	21,922
2017	5,730
2018	8
2019	4
Thereafter	—
Total purchase obligations	$61,300
Legal Matters and Other Contingencies
From time to time, the Company is party to various legal proceedings incident to the operation of its business. For example, the Company is currently involved in proceedings by stockholders, former employees and merchants, intellectual property infringement suits and suits by customers (individually or as class actions) alleging, among other things, violation of the Credit Card Accountability, Responsibility and Disclosure Act and state laws governing gift cards, stored value cards and coupons. Additionally, the Company is subject to general customer complaints seeking monetary damages, particularly in its Rest of World segment. The following is a brief description of significant legal proceedings.
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
The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  Originally filed in April 2012, the case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. The complaint

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Allegations in the consolidated amended complaint include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued earnings release dated February 8, 2012.  The class action lawsuit seeks an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On September 23, 2014, the court entered an order granting plaintiff's motion for class certification. The Company has filed a petition for leave to appeal that order in the United States Court of Appeals for the Seventh Circuit. The Seventh Circuit is holding that motion in order to allow the district court to first have the opportunity to address defendants' motion to exclude the opinions and testimony of the plaintiff's proposed market efficiency expert. On December 19, 2014, defendants filed their opening brief with respect to this motion.  On January 8, 2015, the plaintiff filed a response brief, to which the defendants filed a reply brief on January 20, 2015.
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
Subsequent to the entry of the order approving settlement, certain of the objectors filed a notice of appeal, contesting the settlement and appealing the matter to the United States Court of Appeals for the Ninth Circuit, where the case remains pending.  The Company believes that the settlement is valid and intends to oppose the appeal.  Plaintiffs also maintain that the settlement is valid and will be opposing the appeal.  The settlement, however, is not effective during the pendency of the appeal.  The Company does not know when the appeal will be resolved.  Depending on the outcome of the appeal, it is possible that the settlement will

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be rejected, or that there will be further proceedings in the appellate court or district court, or that the settlement will be enforced at that time without further objections or proceedings.
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
During the fourth quarter of 2014, two foreign tax authorities issued assessments totaling $46.5 million to subsidiaries of the Company for additional value-added taxes (VAT) covering periods ranging from January 2011 to May 2014, including interest and penalties through the date of the assessments. Those tax authorities are alleging that, for VAT purposes, the Company's revenues from voucher sales should reflect the total amounts collected from purchasers of those vouchers, rather than the amounts that the Company retains after deducting the portion that is payable to the featured merchants. The Company believes that the assessments are without merit and intends to vigorously defend itself in these matters.

The Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and estimable. These accruals represent management's best estimate of probable losses and in such cases, there may be an exposure to loss in excess of the amounts accrued. For each matter described above, there is inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim. In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Currently, the Company is unable to reasonably estimate the amount of reasonably possible losses in excess of the amounts accrued for the securities and stockholder derivative lawsuits. For the remaining matters described above, the Company believes that the amount of reasonably possible losses in excess of the amounts accrued would not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. The Company's accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2014, the Company had no borrowings or letters of credit outstanding under the Credit Agreement and was in compliance with all covenants.
10. STOCKHOLDERS' EQUITY
Preferred Stock
The Company's Board of Directors ("the Board") has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of the Class A common stock or Class B common stock. As of December 31, 2014 and 2013, there were no shares of preferred stock outstanding.
Common Stock
The Company's certificate of incorporation, as amended and restated, authorizes three classes of common stock: Class A common stock, Class B common stock and common stock. No shares of common stock will be issued or outstanding until October 31, 2016, at which time all outstanding shares of Class A common stock and Class B common stock will automatically convert into shares of common stock. In addition, the Company's certificate of incorporation authorizes shares of undesignated preferred

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock, the rights, preferences and privileges of which may be designated from time to time by the Board.
Holders of Class A common stock and Class B common stock have identical rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 150 votes per share. Holders of shares of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, except that there will be separate votes of holders of shares of the Class A common stock and Class B common stock in the following circumstances:

•
if the Company proposes to amend its certificate of incorporation to alter or change the powers, preferences or special rights of the shares of a class of its stock so as to affect them adversely or to increase or decrease the par value of the shares of a class of the Company's stock;

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
Except as otherwise expressly provided in the Company's certificate of incorporation or as required by applicable law, shares of Class A common stock and Class B common stock will have the same rights and privileges and rank equally, share ratably and be identical in all respects as to all matters, including, without limitation, those described below.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Share Repurchase Program
The Board has authorized the Company to purchase up to $300.0 million of its outstanding Class A common stock through August 2015. The timing and amount of any share repurchases is determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. During the years ended December 31, 2014 and 2013, the Company purchased 22,806,304 and 4,432,800 shares of Class A common stock, respectively, for an aggregate purchase price of $151.9 million and $46.6 million (including fees and commissions), respectively, under the share repurchase program. As of December 31, 2014, up to $101.5 million of Class A common stock remains available for repurchase under the share repurchase program.
11. COMPENSATION ARRANGEMENTS
Groupon, Inc. Stock Plans
In January 2008, the Company adopted the ThePoint.com 2008 Stock Option Plan, as amended (the "2008 Plan"), under which options for up to 64,618,500 shares of common stock were authorized to be issued to employees, consultants and directors of ThePoint.com, which is now the Company. In April 2010, the Company established the Groupon, Inc. 2010 Stock Plan, as amended in April 2011 (the "2010 Plan"), under which options and restricted stock units ("RSUs") for up to 20,000,000 shares of common stock were authorized for future issuance to employees, consultants and directors of the Company. In August 2011, the Company established the Groupon, Inc. 2011 Stock Plan (the "2011 Plan"), under which options, RSUs and performance stock units for up to 50,000,000 shares of common stock were authorized for future issuance to employees, consultants and directors of the Company.
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of December 31, 2014, 44,043,631 shares were available for future issuance under the Plans. Prior to January 2008, the Company issued stock options and RSUs that are governed by employment agreements, some of which are still outstanding.
The Company recognized stock-based compensation expense of $122.0 million, $121.5 million and $104.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to stock awards issued under the Plans, acquisition-related awards and subsidiary awards. The Company also capitalized $11.2 million, $9.1 million and $9.7 million of stock-based compensation for the years ended December 31, 2014, 2013 and 2012, respectively, in connection with internally-developed software.
As of December 31, 2014, a total of $221.7 million of unrecognized compensation costs related to unvested stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted-average period of 1.30 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the years ended December 31, 2014 and 2013, 857,171 and 774,288 shares of common stock were issued under the ESPP, respectively. No shares of common stock were issued under the ESPP for the year ended December 31, 2012.

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
The table below summarizes the stock option activity for the year ended December 31, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2013	3,355,054	$1.11	6.04	$35,742
Exercised	(1,029,471)	$1.09
Forfeited	(62,589)	$2.41
Outstanding at December 31, 2014	2,262,994	$1.09	5.03	$16,226

Exercisable at December 31, 2014	2,262,994	$1.09	5.03	$16,226

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of December 31, 2014 and 2013, respectively.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatility was based on historical volatilities for publicly-traded options of comparable companies over the estimated expected life of the stock options. The expected term represents the period of time the stock options are expected to be outstanding and was based on the "simplified method." The Company used the "simplified method" due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate was based on yields on U.S. Treasury STRIPS with a maturity similar to the estimated expected life of the stock options.
The Company did not grant any stock options during the years ended December 31, 2014, 2013 and 2012. The total intrinsic value of options that were exercised during the years ended December 31, 2014, 2013 and 2012 was $6.5 million, $30.0 million and $75.2 million, respectively.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes activity regarding unvested restricted stock units under the Plans for the year ended December 31, 2014:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2013	41,648,055	$8.06
Granted	29,568,490	$7.59
Vested	(17,323,096)	$8.07
Forfeited	(12,555,522)	$7.96
Unvested at December 31, 2014	41,337,927	$7.78
The weighted-average grant date fair value of restricted stock units granted in 2013 and 2012 was $7.23 and $8.99, respectively. The fair value of restricted stock units that vested during each of the three years ended December 31, 2014, 2013 and 2012 was $139.8 million, $126.5 million and $50.2 million, respectively.
Performance Share Units
The Company completed its acquisition of Ticket Monster on January 2, 2014, as described in Note 3 "Business Combinations and Acquisitions of Noncontrolling Interests," and approximately 2,000,000 performance share units were granted to certain key employees of that subsidiary. The vesting of these awards into shares of the Company's Class A common stock is contingent upon the subsidiary's achievement of specified financial targets over three annual performance periods for the years ending December 31, 2014, 2015 and 2016 and is subject to continued employment at the end of each performance period. If the financial targets for a performance period are not achieved, no shares will be issued for that performance period. The grant date fair value of the performance share units was $8.07 per share. For the performance period ending December 31, 2014, 0.8 million performance share units were forfeited because the performance conditions were not met.
The table below summarizes activity regarding unvested performance share units for the year ended December 31, 2014:

	Performance Share Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2013	—	$—
Granted	1,983,232	$8.07
Vested	—	$—
Forfeited	(967,388)	$8.07
Unvested at December 31, 2014	1,015,844	$8.07
Restricted Stock Awards
The Company has granted restricted stock awards in connection with business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service periods.
The table below summarizes activity regarding unvested restricted stock for the year ended December 31, 2014:

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2013	97,677	$14.00
Granted	—	$—
Vested	(50,481)	$14.54
Forfeited	(13,129)	$17.07
Unvested at December 31, 2014	34,067	$15.53
The fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $0.7 million, $4.1 million and $10.2 million, respectively.
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
Swiss Pension Plan
The Company maintains a pension plan covering employees in Switzerland pursuant to the requirements of Swiss pension law. Contributions to the Swiss pension plan are paid by the employees and the employer. Certain features of the plan require it to be categorized as a defined benefit plan under U.S. GAAP. These features include a minimum interest guarantee on retirement savings accounts, a pre-determined factor for converting accumulated savings account balances into a pension, and death and disability benefits. The projected benefit obligation and net unfunded pension liability were $4.9 million and $2.0 million, respectively, as of December 31, 2014 and the net periodic pension cost was $0.6 million for the year then ended.
12. INCOME TAXES
The components of pretax (loss) income for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(20,057)	$62,021	$88,638
International	(28,138)	(80,930)	6,304
(Loss) income before provision for income taxes	$(48,195)	$(18,909)	$94,942

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 consisted of the following components (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current taxes:
U.S. federal	$(3,518)	$22,321	$41,551
State	69	1,693	4,778
International	30,279	64,078	107,295
Total current taxes	26,830	88,092	153,624
Deferred taxes:
U.S. federal	(5,132)	4,675	(2,977)
State	(742)	(5,687)	(236)
International	(5,232)	(17,043)	(4,438)
Total deferred taxes	(11,106)	(18,055)	(7,651)
Provision for income taxes	$15,724	$70,037	$145,973
The items accounting for differences between the income tax provision or benefit computed at the federal statutory rate and the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal income tax (benefit) provision at statutory rate	$(16,868)	$(6,618)	$33,230
Foreign income and losses taxed at different rates	4,815	14,299	10,565
Unrecognized tax benefits on E-Commerce transaction	—	—	17,404
State income taxes, net of federal benefits and state tax credits	(10,051)	(5,361)	3,965
Change in valuation allowances	23,515	24,404	29,249
Effect of foreign and state rate changes on deferred items	178	837	(487)
Tax effects of intercompany transactions(1)	13,098	35,158	31,011
Non-deductible stock-based compensation expense	6,503	9,000	14,641
Federal research and development credits	(4,693)	(4,650)	—
Non-deductible or non-taxable items	(773)	2,968	6,395
Provision for income taxes	$15,724	$70,037	$145,973

(1)	Includes a tax benefit of $24.4 million for the year ended December 31, 2014 resulting from decreases in the Company's liabilities for uncertain tax positions.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred income tax assets and liabilities consisted of the following components as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Reserves and allowances	$32,379	$65,356
Stock-based compensation	6,911	13,462
Net operating loss and tax credit carryforwards	221,674	152,271
Intangible assets, net	11,910	30,039
Investments	1,441	3,730
Unrealized foreign exchange losses	5,011	—
Other	2,610	1,692
Total deferred tax assets	281,936	266,550
Less valuation allowances	(205,486)	(173,577)
Deferred tax assets, net of valuation allowance	76,450	92,973
Deferred tax liabilities:
Unrealized foreign exchange gains	—	(3,034)
Prepaid expenses and other assets	(1,455)	(1,078)
Property, equipment and software, net	(25,159)	(19,239)
Deferred revenue	(25,013)	(64,154)
Total deferred tax liabilities	(51,627)	(87,505)
Net deferred tax asset	$24,823	$5,468
The Company regularly reviews deferred tax assets to assess whether it is more likely than not that the deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. For purposes of assessing whether it is more likely than not that the Company's deferred tax assets will be realized, the Company considers the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. The Company has incurred significant losses in recent years and had accumulated deficits of $922.0 million and $848.9 million as of December 31, 2014 and 2013, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. The Company has only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences, through taxable income in carryback years for the applicable jurisdictions or based on projections of future income for those jurisdictions in a cumulative income position for the most recent three-year period. During the fourth quarter of 2013, earnings in the United States moved to a cumulative income position for the most recent three-year period and the Company released a portion of the valuation allowance against its federal and state deferred tax assets, resulting in a $9.6 million reduction to income tax expense. The Company continues to maintain a valuation allowance in the United States against a portion of its acquired domestic federal net operating losses that are subject to limitations under the tax law and state net operating loss carryforwards and tax credits that are not expected to be realized. As of December 31, 2014 and 2013, the Company recorded a valuation allowance of $205.5 million and $173.6 million, respectively, against its domestic and foreign net deferred tax assets, as it believes it is more likely than not that these benefits will not be realized.
The Company had $121.2 million of federal and $270.5 million of state net operating loss carryforwards as of December 31, 2014 which will begin expiring in 2027 and 2016, respectively. As of December 31, 2014, the Company had $714.9 million of foreign net operating loss carryforwards, a significant portion of which carry forward for an indefinite period.
The Company is subject to taxation in the United States, state jurisdictions and foreign jurisdictions. Significant judgment

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not criterion, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
The following table summarizes activity related to the Company's gross unrecognized tax benefits, excluding interest and penalties, from January 1 to December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning Balance	$110,305	$85,481	$55,127
Increases related to prior year tax positions	5,489	10,494	602
Decreases related to prior year tax positions	(27,875)	(2,103)	(790)
Increases related to current year tax positions	17,348	14,565	29,465
Foreign currency translation	(6,946)	1,868	1,077
Ending Balance	$98,321	$110,305	$85,481
The total amount of unrecognized tax benefits as of December 31, 2014, 2013 and 2012 that, if recognized, would affect the effective tax rate are $72.3 million, $80.0 million, and $39.3 million, respectively.
The Company recognized $1.1 million, $3.3 million and $2.3 million of interest and penalties within "Provision for income taxes" on its consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively. Total accrued interest and penalties as of December 31, 2014 and 2013 was $5.7 million and $5.3 million, respectively, and were included in "Other non-current liabilities."
The Company is currently under IRS audit for the 2011 and 2012 tax years. Additionally, the Company is currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of these audits will conclude in the next 12 months. The tax years 2009 to 2013 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. For the year ended December 31, 2014, the Company decreased its liabilities for uncertain tax positions and income tax expense by $21.0 million and $16.7 million, respectively, due to the expiration of the applicable statute of limitations in a foreign jurisdiction. For the year ended December 31, 2014, the Company also decreased its liabilities for uncertain tax positions and income tax expense by $7.7 million as a result of new information that impacted its estimate of the amount that is more-likely-than-not of being realized upon ultimate settlement of a tax position. As of December 31, 2014, the Company believes that it is reasonably possible that additional changes of up to $15.6 million in unrecognized tax benefits may occur within the next 12 months.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2014, no provision has been made for U.S. income taxes and foreign withholding taxes related to the undistributed earnings of the Company's foreign subsidiaries of approximately $271.1 million, because those undistributed earnings are indefinitely reinvested outside the United States. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized U.S. deferred tax liability related to the undistributed earnings of the Company's foreign subsidiaries is not practical due to the complexities associated with the calculation.
As of December 31, 2014, the unamortized tax effects of intercompany transactions of $14.2 million is included within "Prepaid expenses and other current assets" on the consolidated balance sheet. As of December 31, 2013, unamortized tax effects of intercompany transactions of $28.5 million and $20.4 million are included within "Prepaid expenses and other current assets" and "Other non-current assets," respectively, on the consolidated balance sheet. As of December 31, 2014, the estimated future amortization of the tax effects of intercompany transactions to income tax expense is $14.2 million for 2015. This amount excludes the benefits, if any, for tax deductions in other jurisdictions that the Company may be entitled to as a result of the related intercompany transactions.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. VARIABLE INTEREST ENTITY
The Company entered into a collaborative arrangement to create a jointly-owned sales category with a strategic partner ("Partner"), and a limited liability company ("LLC") was established in 2011. The Company and its Partner each owns 50% of the LLC, and income and cash flows of the LLC are allocated based on agreed upon percentages between the Company and the Partner. The liabilities of the LLC are solely the LLC's obligations and are not obligations of the Company or the Partner.
The Company's obligations associated with its interests in the LLC are primarily building, maintaining, customizing, managing and operating the website, contributing intellectual property, identifying deals and promoting the sale of deal vouchers, coordinating the fulfillment of deal vouchers in certain instances and providing the record keeping.
Under the LLC agreement, the LLC shall be dissolved upon the occurrence of any of the following events: (1) either party becoming a majority owner; (2) the third anniversary of the date of the LLC agreement; (3) certain elections of the Company or the Partner based on the operational and financial performance of the LLC or other changes to certain terms in the agreement; (4) election of either the Company or the Partner in the event of bankruptcy by the other party; (5) sale of the LLC; or (6) a court's dissolution of the LLC. The LLC agreement was subsequently amended to extend the contractual dissolution date to May 2016.
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
The Company has determined that the LLC is a VIE and the Company is its primary beneficiary. The Company consolidates the LLC because it has the power to direct the activities of the LLC that most significantly impact the LLC's economic performance. In particular, the Company identifies and promotes the deal vouchers, provides all of the back office support (i.e. website, contracts, personnel resources, accounting, etc.), presents the LLC's deal offerings via the Company's website, mobile application and email and provides the editorial resources that create the verbiage included on the website with the LLC's deal offers.
14. FAIR VALUE MEASUREMENTS
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contingent consideration - The Company has contingent obligations to transfer cash or shares to the former owners of acquired businesses if specified financial results are met over future reporting periods (i.e. earn-outs). The Company also has a contingent obligation to transfer up to $1.1 million of cash or shares to the former owners of an acquired business if the Company's share price is less than $6.48 per share on June 8, 2015. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value are recorded in earnings within "Acquisition-related expense (benefit), net" on the consolidated statements of operations.
The Company uses an income approach to value contingent consideration obligations based on future financial performance, which is determined based on the present value of probability-weighted future cash flows. The Company has generally classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. The Company uses a Black-Scholes-Merton option pricing model to value the contingent consideration obligation that is payable upon declines in the Company's share price. Increases in volatility and decreases in the Company's share price contribute to the increases in the fair value of that contingent consideration liability. Conversely, decreases in volatility and increases in the Company's share price contribute to decreases in the fair value of the contingent consideration liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $8.4 million.
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$440,596	$440,596	$—	$—
Available-for-sale securities:
Convertible debt securities	2,527	—	—	2,527
Redeemable preferred shares	4,910	—	—	4,910

Liabilities:
Contingent consideration	1,983	—	—	1,983

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$585,514	$585,514	$—	$—
Available-for-sale securities:
Convertible debt securities	3,174	—	—	3,174
Redeemable preferred shares	—	—	—	—

Liabilities:
Contingent consideration	606	—	—	606

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Assets
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$3,174	$3,087	$—
Purchases of convertible debt securities	—	370	3,000
Total gains (losses) included in other comprehensive income	693	(283)	87
Total gains (losses) included in other expense, net	(1,340)	—	—
Ending Balance	$2,527	$3,174	$3,087
Unrealized (losses) gains still held(1)	$(647)	$(283)	$87
Redeemable preferred shares:
Beginning Balance	$—	$42,539	$—
Acquisitions of preferred shares in exchange transactions (See note 6)	—	34,982	56,940
Purchase of redeemable preferred shares	4,599	8,000	—
Total gains included in other comprehensive income	311	—	—
Other-than-temporary impairments included in earnings	—	(85,521)	(14,401)
Ending Balance	$4,910	$—	$42,539
Unrealized (losses) gains still held(1)	$311	$(85,521)	$(14,401)

Liabilities
Contingent Consideration:
Beginning Balance	$606	$7,601	$11,230
Issuance of contingent consideration in connection with acquisitions	4,388	3,567	3,400
Settlements of contingent consideration liabilities	(424)	(4,377)	(4,936)
Reclass to non-fair value liabilities when no longer contingent	(143)	(3,014)	(4,978)
Total (gains) losses included in earnings(2)	(2,444)	(3,171)	897
Reclass of contingent consideration from Level 2 to Level 3	—	—	1,988
Ending Balance	$1,983	$606	$7,601
Unrealized (gains) losses still held(1)	$(2,405)	$360	$211

(1)
Represents the unrealized losses or gains recorded in earnings and/or other comprehensive income (loss) during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(2)	Changes in the fair value of contingent consideration liabilities are classified within "Acquisition-related expense (benefit), net" on the consolidated statements of operations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the years ended December 31, 2014 and 2013. The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis as of December 31, 2012 (in thousands):

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset impairments:
Cost method investment in Life Media Limited (F-tuan) common shares	$34,982	$—	$—	$34,982
Equity method investment	$495	$—	$—	$495
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the consolidated financial statements (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$15,630	$16,134	$15,788	$15,573
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
The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of December 31, 2014 and 2013 due to their short term nature.
15. LOSS PER SHARE OF CLASS A AND CLASS B COMMON STOCK
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted loss per share of Class A and Class B common stock for the years ended December 31, 2014, 2013 and 2012 (in thousands, except share amounts and per share amounts):

	Year Ended December 31,
	2014		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator
Allocation of net loss	$(63,691)	$(228)	$(88,626)	$(320)	$(50,842)	$(189)
Less: Allocation of adjustment of redeemable noncontrolling interests to redemption value	—	—	—	—	12,557	47
Less: Allocation of net income attributable to noncontrolling interests	9,138	33	6,424	23	3,728	14
Allocation of net loss attributable to common stockholders	$(72,829)	$(261)	$(95,050)	$(343)	$(67,127)	$(250)
Denominator
Weighted-average common shares outstanding	672,432,417	2,399,976	661,510,218	2,399,976	647,814,143	2,399,976
Basic loss per share	$(0.11)	$(0.11)	$(0.14)	$(0.14)	$(0.10)	$(0.10)

Diluted loss per share:
Numerator
Allocation of net loss attributable to common stockholders	$(72,829)	$(261)	$(95,050)	$(343)	$(67,127)	$(250)
Reallocation of net income attributable to common stockholders as a result of conversion of Class B(1)	—	—	—	—	—	—
Allocation of net loss attributable to common stockholders	$(72,829)	$(261)	$(95,050)	$(343)	$(67,127)	$(250)
Denominator
Weighted-average common shares outstanding used in basic computation	672,432,417	2,399,976	661,510,218	2,399,976	647,814,143	2,399,976
Conversion of Class B(1)	—	—	—	—	—	—
Employee stock options(1)	—	—	—	—	—	—
Restricted shares and RSUs(1)	—	—	—	—	—	—
Weighted-average diluted shares outstanding(1)	672,432,417	2,399,976	661,510,218	2,399,976	647,814,143	2,399,976
Diluted loss per share	$(0.11)	$(0.11)	$(0.14)	$(0.14)	$(0.10)	$(0.10)

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted loss per share calculation for the years ended December 31, 2014, 2013 and 2012 because the effect would be antidilutive.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following outstanding equity awards are not included in the diluted loss per share calculation above because they would have had an antidilutive effect:

	Year Ended December 31,
	2014	2013	2012
Stock options	2,775,771	5,594,033	7,713,421
Restricted stock units	42,341,320	39,618,897	29,699,348
Restricted stock	52,854	298,292	577,048
ESPP shares	507,916	444,439	271,402
Total	45,677,861	45,955,661	38,261,219
In addition to the antidilutive awards as set forth in the table above, the Company also granted approximately 2,000,000 performance share units in connection with its acquisition of Ticket Monster during the year ended December 31, 2014. Contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. These outstanding performance share units have been excluded from the table above for the year ended December 31, 2014 as the performance conditions were not satisfied as of the end of the period.
16. SEGMENT INFORMATION
The company organizes its operations into three segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). Segment operating results reflect earnings before stock-based compensation, acquisition-related expense (benefit), net, other expense, net and provision for income taxes. Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by the Company's chief operating decision-maker in assessing performance and allocating resources.
Revenue and profit or loss information by reportable segment reconciled to consolidated net loss for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2014	2013	2012
North America
Revenue(1)	$1,824,461	$1,521,358	$1,165,700
Segment cost of revenue and operating expenses(2)	1,755,113	1,380,746	1,025,974
Segment operating income(2)	69,348	140,612	139,726
EMEA
Revenue(1)	961,130	742,915	805,476
Segment cost of revenue and operating expenses(2)	857,062	631,409	699,470
Segment operating income(2)	104,068	111,506	106,006
Rest of World
Revenue	406,097	309,382	363,296
Segment cost of revenue and operating expenses(2)	471,067	364,295	405,313
Segment operating loss(2)	(64,970)	(54,913)	(42,017)
Consolidated
Revenue	3,191,688	2,573,655	2,334,472
Segment cost of revenue and operating expenses(2)	3,083,242	2,376,450	2,130,757
Segment operating income(2)	108,446	197,205	203,715
Stock-based compensation	122,019	121,462	104,117
Acquisition-related expense (benefit), net	1,269	(11)	897
(Loss) income from operations	(14,842)	75,754	98,701
Other expense, net	(33,353)	(94,663)	(3,759)
(Loss) income before provision for income taxes	(48,195)	(18,909)	94,942
Provision for income taxes	15,724	70,037	145,973
Net loss	$(63,919)	$(88,946)	$(51,031)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
North America includes revenue from the United States of $1,784.6 million, $1,471.9 million and $1,108.4 million for the years ended December 31, 2014, 2013 and 2012 respectively. Beginning in September 2013, direct revenue transactions in the EMEA Goods category have been transacted through a Switzerland-based subsidiary. As a result, EMEA includes revenue from Switzerland of $468.7 million for the year ended December 31, 2014. There were no other individual countries that represented more than 10% of consolidated total revenue for the years ended December 31, 2014, 2013 or 2012.

(2)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The following table summarizes the Company's stock-based compensation expense and acquisition-related expense (benefit), net by reportable segment for the years ended December 31, 2014, 2013 and 2012. (in thousands):

	Year Ended December 31,
	2014		2013		2012
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$99,939	$1,125	$90,877	$1,285	$65,127	$(2,780)
EMEA	9,927	144	16,263	(1,296)	15,123	3,677
Rest of World	12,153	—	14,322	—	23,867	—
Consolidated	$122,019	$1,269	$121,462	$(11)	$104,117	$897
Acquisition-related expense (benefit), net for the North America segment includes external transaction costs and gains and losses relating to contingent consideration obligations incurred by U.S. legal entities relating to purchases of businesses that became part of the EMEA and Rest of World segments, which is consistent with the attribution used for internal reporting purposes.
The following table summarizes the Company's total assets by reportable segment as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
North America (1)	$1,150,417	$1,267,158
EMEA	552,486	616,126
Rest of World (1)	524,694	158,726
Consolidated total assets	$2,227,597	$2,042,010

(1)
North America contains assets from the United States of $1,120.4 million and $1,231.3 million as of December 31, 2014 and 2013, respectively. Rest of World contains assets from the Republic of Korea, including those assets acquired as a part of our acquisition of Ticket Monster described in Note 3 "Business Combinations," of $388.0 million as of December 31, 2014. There were no other individual countries that represented more than 10% of consolidated total assets as of December 31, 2014 and 2013, respectively.

The following table summarizes the Company's tangible property and equipment, net of accumulated depreciation and amortization, by reportable segment as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
North America (1)	$63,915	$43,126
EMEA (2)	28,721	23,413
Rest of World	11,167	9,100
Consolidated total	$103,803	$75,639

(1)	Substantially all tangible property and equipment within North America is located in the United States.

(2)
Tangible property and equipment, net located within Ireland represented approximately 12% of the Company's consolidated tangible property and equipment, net as of December 31, 2014. Tangible property and equipment, net located within Switzerland represented approximately 11%

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the Company's consolidated tangible property and equipment, net as of December 31, 2013. There were no other individual countries located outside of the United States that represented more than 10% of consolidated tangible property and equipment, net as of December 31, 2014 and 2013.
The following table summarizes depreciation and amortization of property, equipment and software and intangible assets by reportable segment for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
North America	$83,106	$57,700	$30,580
EMEA	24,849	24,157	17,546
Rest of World	36,966	7,592	7,675
Consolidated total	$144,921	$89,449	$55,801
The following table summarizes the Company's expenditures for additions to tangible long-lived assets by reportable segment for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
North America	$6,775	$14,728	$38,543
EMEA	12,945	6,719	26,909
Rest of World	11,616	7,469	3,875
Consolidated total	$31,336	$28,916	$69,327
The Company's equity method investments as of December 31, 2014 and 2013 were $1.2 million and $1.7 million, respectively, which are included in North America and are held by an entity in the United States.
Category Information
The Company offers goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). The Company also earns advertising revenue, payment processing revenue, point of sale revenue and commission revenue. Revenue and gross profit from these other sources were previously considered to be distinct from our primary categories and were aggregated with revenue and gross profit from Travel, our smallest category. In recent periods, these other revenue sources have been increasingly viewed by management as a component of the Local category, as they are primarily generated through the Company's relationships with local and national merchants. Accordingly, the Company updated its presentation of category information, effective beginning with the quarter ended March 31, 2014, to include other revenue and gross profit within the Local category in the tables below, and the prior period category information has been retrospectively adjusted to conform to the current period presentation.

The following table summarizes the Company's third party and other and direct revenue by category for its three reportable segments for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	North America			EMEA			Rest of World			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Local (1):
Third party and other	$674,605	$671,846	$665,587	$391,179	$430,020	$501,782	$167,552	$182,010	$221,859	$1,233,336	$1,283,876	$1,389,228
Direct	—	1,772	12,037	—	—	—	—	—	—	—	1,772	12,037
Total	674,605	673,618	677,624	391,179	430,020	501,782	167,552	182,010	221,859	1,233,336	1,285,648	1,401,265

Goods:
Third party	5,966	17,409	60,269	63,650	133,117	186,495	146,984	69,344	87,746	216,600	219,870	334,510
Direct	1,074,913	774,023	391,239	442,344	115,881	36,393	46,892	27,325	10,821	1,564,149	917,229	438,453
Total	1,080,879	791,432	451,508	505,994	248,998	222,888	193,876	96,669	98,567	1,780,749	1,137,099	772,963

Travel:
Third party	68,977	56,308	36,568	63,957	63,897	76,553	44,669	30,703	42,870	177,603	150,908	155,991
Direct	—	—	—	—	—	4,253	—	—	—	—	—	4,253
Total	68,977	56,308	36,568	63,957	63,897	80,806	44,669	30,703	42,870	177,603	150,908	160,244

Total revenue	$1,824,461	$1,521,358	$1,165,700	$961,130	$742,915	$805,476	$406,097	$309,382	$363,296	$3,191,688	$2,573,655	$2,334,472

(1)	Includes revenue from deals with local and national merchants and through local events.

The following table summarizes the Company's gross profit by category for its three reportable segments for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	North America			EMEA			Rest of World			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Local (1):
Third party and other	$581,067	$582,723	$541,716	$364,545	$383,725	$453,970	$138,527	$153,406	$173,735	$1,084,139	$1,119,854	$1,169,421
Direct	—	(782)	1,909	—	—	—	—	—	—	—	(782)	1,909
Total	581,067	581,941	543,625	364,545	383,725	453,970	138,527	153,406	173,735	1,084,139	1,119,072	1,171,330

Goods:
Third party	5,112	15,319	48,288	55,434	116,357	168,429	91,486	39,699	66,271	152,032	171,375	282,988
Direct	88,810	66,753	36,188	77,706	13,194	(2,521)	(2,984)	(224)	(2,563)	163,532	79,723	31,104
Total	93,922	82,072	84,476	133,140	129,551	165,908	88,502	39,475	63,708	315,564	251,098	314,092

Travel:
Third party	56,994	48,824	27,208	59,229	56,850	68,777	33,260	25,689	33,596	149,483	131,363	129,581
Direct	—	—	—	—	—	529	—	—	—	—	—	529
Total	56,994	48,824	27,208	59,229	56,850	69,306	33,260	25,689	33,596	149,483	131,363	130,110

Total gross profit	$731,983	$712,837	$655,309	$556,914	$570,126	$689,184	$260,289	$218,570	$271,039	$1,549,186	$1,501,533	$1,615,532

(1)	Includes gross profit from deals with local and national merchants and through local events.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. RELATED PARTY TRANSACTIONS
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
18. QUARTERLY RESULTS (UNAUDITED)
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

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
Consolidated Statements of Operations Data:
Revenue	$925,421	$757,054	$751,576	$757,637	$768,447	$595,059	$608,747	$601,402
Cost of revenue	531,962	376,910	361,714	371,916	390,239	235,437	224,053	222,393
Gross profit	393,459	380,144	389,862	385,721	378,208	359,622	384,694	379,009
Income (loss) from operations	18,394	(5,429)	(7,854)	(19,953)	13,352	13,812	27,412	21,178
Net income (loss) (1)	11,384	(19,018)	(20,922)	(35,363)	(78,861)	(1,292)	(5,551)	(3,242)
Net income (loss) attributable to Groupon, Inc. (1)	8,788	(21,208)	(22,875)	(37,795)	(81,247)	(2,580)	(7,574)	(3,992)
Net earnings (loss) per share
Basic	$0.01	$(0.03)	$(0.03)	$(0.06)	$(0.12)	$(0.00)	$(0.01)	$(0.01)
Diluted	$0.01	$(0.03)	$(0.03)	$(0.06)	$(0.12)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of shares outstanding
Basic	671,885,967	669,526,524	675,538,392	682,378,690	668,046,073	666,432,848	662,361,436	658,800,417
Diluted	681,543,847	669,526,524	675,538,392	682,378,690	668,046,073	666,432,848	662,361,436	658,800,417

(1)
Net loss and net loss attributable to Groupon, Inc. for the quarter ended December 31, 2013 included an impairment of the Company's investment in F-tuan of $85.5 million ($77.8 million, net of tax). See Note 6 "Investments."

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
Based on this evaluation, our management concluded that, as of December 31, 2014, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included below.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Groupon, Inc.
We have audited Groupon, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Groupon, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Groupon, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Groupon, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 12, 2015

ITEM 9B: OTHER INFORMATION
As part of our regular corporate governance and compliance practices, we recently reviewed our Code of Conduct, and on February 11, 2015, our Board of Directors approved certain amendments to the Code of Conduct. The amendments to the Code of Conduct are intended to clarify, update or enhance our Code of Conduct, including the provisions relating to waivers of the Code of Conduct, trade controls, non-disclosure of former employer information, accepting and rejecting gifts, charitable contributions and political activities and signing contracts, among others. In connection with the amendments to our Code of Conduct, we also amended our Insider Trading Policy to provide a limited exception to our pledging policy that allows the pledging of our common stock under limited circumstances, subject to the approval of our General Counsel and Chief Financial Officer or, under certain circumstances, the Chairman of our Board of Directors or Chairman of our Audit Committee, and we approved a stand-alone Anti-Corruption Policy that supplements and enhances our Code of Conduct and anti-corruption training program in light of our significant international operations. Each of these policies is referenced in our Code of Conduct.
None of the amendments to the Code of Conduct constitute a waiver of any provision of the Code of Conduct on behalf of our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer.
The foregoing summary of the amendments to the Code of Conduct is subject to and qualified in its entirety by reference to the full text of the Code of Conduct, as amended, a copy of which is posted on our website at www.groupon.com under the "Code of Conduct" subsection of the "Corporate Governance" tab.

PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Directors of the Company is incorporated by reference from the information under the captions "Board of Directors" and "Corporate Governance at Groupon" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders. Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board Committees" and "Audit Committee Report" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2014. Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K. Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2014.
Code of Ethics
We have adopted a Code of Conduct, which is applicable to our chief executive officer, chief financial officer and other principal executive and senior financial officers. Our Code of Conduct is available through our website (www.groupon.com). Information about the Code of Conduct is incorporated by reference from the information under the caption "Corporate Governance at Groupon" in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2014. We will post any amendment to or waiver from the provisions of the Code of Conduct that applies to the above executive officers on our website (www.groupon.com) under the caption "Corporate Governance."
ITEM 11: EXECUTIVE COMPENSATION
Incorporated by reference from the information under the captions "Named Executive Officer Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2014.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information under the captions "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2014.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDEDNCE
Incorporated by reference from the information under the captions "Corporate Governance at Groupon," "Board Independence" and "Certain Relationships and Related Party Transactions" in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2014.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information under the caption "Ratification of the Independent Registered Public Accounting Firm" in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2014.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) We have filed the following documents as part of the Annual Report on Form 10-K
 (2) Financial Statement Schedules
Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense	Acquisitions and Other	Balance at End of Year
	(in thousands)
TAX VALUATION ALLOWANCE:
Year ended December 31, 2014	$173,577	$23,515	$8,394	$205,486
Year ended December 31, 2013	159,249	24,404	(10,076)	173,577
Year ended December 31, 2012	128,215	27,751	3,283	159,249
All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or in the notes thereto.
(3) Exhibits (i)  See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February 2015.

GROUPON, INC.
By:	/s/ ERIC P. LEFKOFSKY
	Name:	Eric P. Lefkofsky
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Eric P. Lefkofsky, Jason E. Child and Brian C. Stevens, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubsitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 12, 2015.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February 2015.

Signature	Title

/s/ Eric P. Lefkofsky	President, Chief Executive Officer and Director (Principal Executive Officer)
Eric P. Lefkofsky
/s/ Jason E. Child	Chief Financial Officer (Principal Financial Officer)
Jason E. Child
/s/ Brian C. Stevens	Chief Accounting Officer (Principal Accounting Officer)
Brian C. Stevens
/s/ Peter J. Barris	Director
Peter J. Barris
/s/ Robert J. Bass	Director
Robert J. Bass
/s/ Daniel T. Henry	Director
Daniel T. Henry
/s/ Ann E. Ziegler	Director
Ann E. Ziegler
/s/ Bradley A. Keywell	Director
Bradley A. Keywell
/s/ Theodore J. Leonsis	Director
Theodore J. Leonsis
/s/ Jeffrey T. Housenbold	Director
Jeffrey T. Housenbold

EXHIBITS

Exhibit Number	Description
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

10.8*	Agreement of Lease, dated as of October 14, 2010, by and between 600 West Chicago Associates LLC and Groupon, Inc.
10.9*	Agreement of Lease, dated as of December 7, 2010, by and between 600 West Chicago Associates LLC and Groupon, Inc.
10.10*	Form of Indemnification Agreement**
10.11	Form of Notice of Restricted Stock Award under 2011 Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).**
10.12	Form of Severance Benefit Agreement as entered into between Groupon, Inc. and its executive officers (incorporated by reference to the Company's Current Report on Form 8-K filed on August 7, 2013).**
10.13
Employment Agreement, dated as of May 11, 2014, by and between Groupon, Inc. and Dane Drobny (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014).**

10.14
Credit Agreement, dated as of August 1, 2014, by and among JPMorgan Chase Bank, National Association, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Groupon, Inc., and the lenders party thereto from time to time (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2014).

10.15	2011 Incentive Plan, as amended and restated effective as of May 20, 2014.**
10.16	Non-Employee Directors’ Compensation Plan.**
21.1	Subsidiaries of Groupon, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data file

_____________________________________

*    Incorporated by reference to the Company's registration statement on Form S-1 (registration number 333-174661)

**    Management contract or compensatory plan or arrangement.