Form 10-Q
period 2015-03-31
Groupon, Inc.
filed 2015-05-06
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Yes             No  ☒
As of May 1, 2015, there were 674,283,590 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

______________________________________________________

PART I
FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, volatility in our revenue and operating results; risks related to our business strategy including our marketing strategy and spend; effectively dealing with challenges arising from our international operations, including fluctuations in currency exchange rates; retaining existing customers and adding new customers; retaining and adding new and high quality merchants; cyber security breaches; incurring expenses as we expand our business; competing successfully in our industry; maintaining favorable payment terms with our business partners; providing a strong mobile experience for our customers; delivery and routing of our emails; maintaining a strong brand; managing inventory and order fulfillment risks; integrating our technology platforms; managing refund risks; retaining our executive team; litigation; compliance with domestic and foreign laws and regulations, including the CARD Act and regulation of the Internet and e-commerce; tax liabilities; tax legislation; maintaining our information technology infrastructure; protecting our intellectual property; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments, including our proposed Ticket Monster transaction; seasonality; payment-related risks; customer and merchant fraud; global economic uncertainty; our ability to raise capital if necessary; and those risks and other factors discussed in Part I, "Item 1A: Risk Factors" of our 2014 Annual Report on Form 10-K and Part II, "Item 1A: Risk Factors" of this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$975,504	$1,016,634
Accounts receivable, net	92,140	90,597
Deferred income taxes	44,379	16,271
Prepaid expenses and other current assets	184,092	192,382
Current assets held for sale	362,731	85,445
Total current assets	1,658,846	1,401,329
Property, equipment and software, net	169,966	176,004
Goodwill	224,685	236,756
Intangible assets, net	24,854	30,609
Investments	22,970	24,298
Deferred income taxes, non-current	39,453	41,323
Other non-current assets	13,877	16,173
Non-current assets held for sale	—	301,105
Total Assets	$2,154,651	$2,227,597
Liabilities and Equity
Current liabilities:
Accounts payable	$17,539	$13,822
Accrued merchant and supplier payables	723,593	772,156
Accrued expenses	194,311	214,260
Deferred income taxes	29,077	31,998
Other current liabilities	125,243	127,121
Current liabilities held for sale	172,375	166,239
Total current liabilities	1,262,138	1,325,596
Deferred income taxes, non-current	719	773
Other non-current liabilities	122,781	129,531
Non-current liabilities held for sale	—	6,753
Total Liabilities	1,385,638	1,462,653
Commitments and contingencies (see Note 6)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 704,655,248 shares issued and 674,998,444 shares outstanding at March 31, 2015 and 699,008,084 shares issued and 671,768,980 shares outstanding at December 31, 2014	70	70
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,873,582	1,847,420
Treasury stock, at cost, 29,656,804 shares at March 31, 2015 and 27,239,104 shares at December 31, 2014	(217,000)	(198,467)
Accumulated deficit	(936,233)	(921,960)
Accumulated other comprehensive income	44,216	35,763
Total Groupon, Inc. Stockholders' Equity	764,635	762,826
Noncontrolling interests	4,378	2,118
Total Equity	769,013	764,944
Total Liabilities and Equity	$2,154,651	$2,227,597

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Third party and other	$360,121	$397,702
Direct	390,235	330,713
Total revenue	750,356	728,415
Cost of revenue:
Third party and other	51,697	53,802
Direct	351,253	309,101
Total cost of revenue	402,950	362,903
Gross profit	347,406	365,512
Operating expenses:
Marketing	52,533	69,185
Selling, general and administrative	289,847	300,906
Acquisition-related (benefit) expense, net	(269)	1,785
Total operating expenses	342,111	371,876
Income (loss) from operations	5,295	(6,364)
Other expense, net	(19,927)	(840)
Loss from continuing operations before provision for income taxes	(14,632)	(7,204)
Provision for income taxes	2,107	14,570
Loss from continuing operations	(16,739)	(21,774)
Income (loss) from discontinued operations, net of tax	6,284	(13,589)
Net loss	(10,455)	(35,363)
Net income attributable to noncontrolling interests	(3,818)	(2,432)
Net loss attributable to Groupon, Inc.	$(14,273)	$(37,795)

Basic net income (loss) per share:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	0.01	(0.02)
Basic net loss per share	$(0.02)	$(0.06)

Diluted net income (loss) per share:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	0.01	(0.02)
Diluted net loss per share	$(0.02)	$(0.06)

Weighted average number of shares outstanding
Basic	676,382,937	682,378,690
Diluted	676,382,937	682,378,690

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss from continuing operations	$(16,739)	$(21,774)
Other comprehensive income (loss) from continuing operations:
Foreign currency translation adjustments	$10,707	$(1,224)
Amortization of pension net actuarial loss to earnings (net of tax effect of $5 for the three months ended March 31, 2015)	26	—
Unrealized gain (loss) on available-for-sale securities (net of tax effect of $83 and $(180) for the three months ended March 31, 2015 and 2014, respectively)	137	(301)
Other comprehensive income (loss) from continuing operations	10,870	(1,525)
Comprehensive loss from continuing operations	(5,869)	(23,299)

Net income (loss) from discontinued operations	6,284	(13,589)
Other comprehensive loss from discontinued operations - Foreign currency translation adjustments (net of tax effect of $1,428 for the three months ended March 31, 2015)	(2,417)	(3,388)
Comprehensive income (loss) from discontinued operations	3,867	(16,977)

Comprehensive loss	(2,002)	(40,276)
Comprehensive income attributable to noncontrolling interests	(3,818)	(2,329)
Comprehensive loss attributable to Groupon, Inc.	$(5,820)	$(42,605)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Groupon Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2014	701,408,060	$70	$1,847,420	(27,239,104)	$(198,467)	$(921,960)	$35,763	$762,826	$2,118	$764,944
Net loss	—	—	—	—	—	(14,273)	—	(14,273)	3,818	(10,455)
Foreign currency translation, net of tax	—	—	—	—	—	—	8,290	8,290	—	8,290
Amortization of pension net actuarial loss to earnings, net of tax	—	—	—	—	—	—	26	26	—	26
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	137	137	—	137
Issuance of unvested restricted stock	984,843	—	—	—	—	—	—	—	—	—
Exercise of stock options	184,626	—	122	—	—	—	—	122	—	122
Vesting of restricted stock units	6,101,202	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	328,644	—	1,824	—	—	—	—	1,824	—	1,824
Tax withholdings related to net share settlements of stock-based compensation awards	(1,952,151)	—	(15,390)	—	—	—	—	(15,390)	—	(15,390)
Stock-based compensation on equity-classified awards	—	—	39,079	—	—	—	—	39,079	—	39,079
Excess tax benefits, net of shortfalls, on stock-based compensation awards	—	—	527	—	—	—	—	527	—	527
Purchases of treasury stock	—	—	—	(2,417,700)	(18,533)	—	—	(18,533)	—	(18,533)
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,558)	(1,558)
Balance at March 31, 2015	707,055,224	$70	$1,873,582	(29,656,804)	$(217,000)	$(936,233)	$44,216	$764,635	$4,378	$769,013

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(10,455)	$(35,363)
Less: Income (loss) from discontinued operations, net of tax	6,284	(13,589)
Loss from continuing operations	(16,739)	(21,774)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	26,266	21,448
Amortization of acquired intangible assets	5,934	5,985
Stock-based compensation	35,144	22,911
Deferred income taxes	22	573
Excess tax benefits on stock-based compensation	(2,896)	(5,855)
Gain on equity method investments	—	(52)
Gain from changes in fair value of contingent consideration	(279)	(39)
Impairments of investments	—	397
Change in assets and liabilities, net of acquisitions:
Restricted cash	3,245	3,536
Accounts receivable	(8,901)	(20,835)
Prepaid expenses and other current assets	(2,513)	3,013
Accounts payable	2,244	2,313
Accrued merchant and supplier payables	(17,034)	(33,523)
Accrued expenses and other current liabilities	(2,470)	(2,202)
Other, net	18,688	9,530
Net cash provided by (used in) operating activities from continuing operations	40,711	(14,574)
Net cash used in operating activities from discontinued operations	(24,355)	(6,143)
Net cash provided by (used in) operating activities	16,356	(20,717)
Investing activities
Purchases of property and equipment and capitalized software	(18,294)	(16,093)
Acquisitions of businesses, net of acquired cash	(800)	(42,302)
Purchases of investments	—	(4,599)
Settlement of liability related to purchase of additional interest in consolidated subsidiary	(349)	—
Net cash used in investing activities from continuing operations	(19,443)	(62,994)
Net cash used in investing activities from discontinued operations	(624)	(75,614)
Net cash used in investing activities	(20,067)	(138,608)
Financing activities
Payments for purchases of treasury stock	(18,006)	(29,840)
Excess tax benefits on stock-based compensation	2,896	5,855
Taxes paid related to net share settlements of stock-based compensation awards	(14,584)	(14,083)
Common stock issuance costs in connection with acquisition of business	—	(158)
Settlements of purchase price obligations related to acquisitions	—	(3,136)
Proceeds from stock option exercises and employee stock purchase plan	1,946	2,812
Partnership distribution payments to noncontrolling interest holders	(1,558)	(2,053)
Payments of capital lease obligations	(3,636)	(889)
Net cash used in financing activities	(32,942)	(41,492)
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets held for sale	(30,199)	(831)
Net decrease in cash and cash equivalents, including cash classified within current assets held for sale	(66,852)	(201,648)
Less: Net (decrease) increase in cash classified within current assets held for sale	(25,722)	18,006
Net decrease in cash and cash equivalents	(41,130)	(219,654)
Cash and cash equivalents, beginning of period	1,016,634	1,240,472
Cash and cash equivalents, end of period	$975,504	$1,020,818

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	$—	$4,031
Shares issued to settle liability-classified awards and contingent consideration	—	1,041
Liability for purchases of treasury stock	901	1,368
Liability for purchase of additional interest in consolidated subsidiary	1,249	—
Liability for purchase consideration	—	359
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	3,440	11,847
Discontinued operations:
Issuance of common stock in connection with acquisition of Ticket Monster	$—	$162,862
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	415	576
See Notes to Condensed Consolidated Financial Statements.

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
In January 2014, the Company acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster, Inc. ("Ticket Monster"), for total consideration of $259.4 million, consisting of $96.5 million in cash and $162.9 million of Class A common stock. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster were previously reported in the Company's Rest of World segment. On March 30, 2015, the Company's Board of Directors approved a transaction that would result in the deconsolidation of Ticket Monster. The Company entered into a definitive agreement with an investor group on April 19, 2015 to sell a controlling stake in that business and the proposed transaction is expected to close during the three months ending June 30, 2015. The financial results of Ticket Monster are presented as discontinued operations and its assets and liabilities are presented as held for sale in the accompanying condensed consolidated financial statements. The prior period condensed consolidated financial statements as of December 31, 2014 and for the three months ended March 31, 2014 have been retrospectively adjusted to reflect this presentation. See Note 2, "Discontinued Operations," and Note 12, "Subsequent Event," for additional information.
Unaudited Interim Financial Information

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 13, 2015.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
2. DISCONTINUED OPERATIONS
On March 30, 2015, the Company's Board of Directors approved a transaction that will result in the deconsolidation of Ticket Monster and, accordingly, its assets and liabilities are classified as held for sale in the accompanying condensed consolidated balance sheets. The Company entered into a definitive agreement with an investor group in connection with this proposed transaction on April 19, 2015. See Note 12, "Subsequent Event," for additional information. In the proposed transaction, the Company will sell the holding company that owns all of the outstanding shares of Ticket Monster to a newly formed limited partnership ("Newco") in exchange for $285.0 million in cash consideration and a minority limited partner interest in Newco.
The Company adopted the guidance in Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, on January 1, 2015 for disposal transactions that occur on or after that date. Under that guidance, a component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to Ticket Monster and the proposed disposition transaction and determined that those conditions for discontinued operations presentation have been met. As such, the financial results of Ticket Monster are reported within discontinued operations in the accompanying condensed consolidated financial statements.

The gain on disposition and related tax effects that would be recognized upon closing of the proposed transaction, which is expected to occur during the three months ending June 30, 2015, would be reported within discontinued operations. After closing, the Company would account for its minority limited partner interest in Newco under the equity method, unless an irrevocable election is made by the Company at closing to account for that investment at fair value with changes in fair value reported in earnings. Income or losses related to the Company's investment in Newco after closing are expected to be reported as non-operating items within continuing operations.

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2015 and 2014 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Third party and other revenue	$17,883	$28,727
Direct revenue	24,823	495
Third party and other cost of revenue	(9,524)	(8,549)
Direct cost of revenue	(25,949)	(464)
Marketing expense	(5,023)	(9,739)
Selling, general and administrative expense	(22,763)	(24,059)
Other income, net	61	—
Loss from discontinued operations before benefit from income taxes	(20,492)	(13,589)
Benefit from income taxes	26,776	—
Income (loss) from discontinued operations, net of tax	$6,284	$(13,589)

The Company recognized an income tax benefit from discontinued operations of $26.8 million for the three months ended March 31, 2015. That tax benefit resulted from the recognition of a deferred tax asset related to the excess of the tax basis over the financial reporting basis of the Company's investment in Ticket Monster upon meeting the criteria for held-for-sale classification. No tax benefits were recognized in relation to Ticket Monster's pre-tax losses for the three months ended March 31, 2015 and 2014 because valuation allowances have been provided against the related net deferred tax assets.

The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Cash	$29,557	$55,279
Accounts receivable, net	25,703	14,557
Deferred income taxes	502	512
Property, equipment and software, net	6,313	6,471
Goodwill	206,980	211,054
Intangible assets, net	72,185	79,948
Other assets	21,491	18,729
Assets classified as held for sale	$362,731	$386,550

Accounts payable	$6,930	$8,033
Accrued merchant and supplier payables	140,142	138,411
Accrued expenses	14,490	16,092
Deferred income taxes	502	512
Other liabilities	10,311	9,944
Liabilities classified as held for sale	$172,375	$172,992

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for three months ended March 31, 2015 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	North America	EMEA	Rest of World	Consolidated
Balance as of December 31, 2014	$116,718	$102,179	$17,859	$236,756
Goodwill related to acquisition	152	—	—	152
Foreign currency translation	(1)	(10,882)	(1,340)	(12,223)
Balance as of March 31, 2015	$116,869	$91,297	$16,519	$224,685
The following tables summarize the Company's intangible assets (in thousands):

	March 31, 2015
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$45,285	$38,180	$7,105
Merchant relationships	7,695	7,639	56
Trade names	10,043	6,568	3,475
Developed technology	24,659	21,541	3,118
Brand relationships	7,960	1,879	6,081
Other intangible assets	16,712	11,693	5,019
Total	$112,354	$87,500	$24,854

	December 31, 2014
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$48,810	$37,744	$11,066
Merchant relationships	8,386	8,323	63
Trade names	10,532	6,935	3,597
Developed technology	25,352	21,713	3,639
Brand relationships	7,664	1,486	6,178
Other intangible assets	17,045	10,979	6,066
Total	$117,789	$87,180	$30,609
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets was $5.9 million and $6.0 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2015	$10,010
2016	8,204
2017	3,584
2018	2,912
2019	144
Thereafter	—
Total	$24,854

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	March 31, 2015	Percent Ownership of Voting Stock			December 31, 2014	Percent Ownership of Voting Stock
Cost and equity method investments:
Cost method investments	$14,082	6%	to	19%	$15,630	6%	to	19%
Equity method investments	1,231	21%	to	50%	1,231	21%	to	50%
Total cost and equity method investments	15,313				16,861
Available-for-sale securities:
Convertible debt securities	2,757				2,527
Redeemable preferred shares	4,900	17%	to	19%	4,910	17%	to	19%
Total available-for-sale securities	7,657				7,437
Total investments	$22,970				$24,298
The following table summarizes the amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company's available-for-sale securities as of March 31, 2015 and December 31, 2014, respectively (in thousands):

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Convertible debt securities	$2,030	$727	$—	$2,757	$2,030	$497	$—	$2,527
Redeemable preferred shares	4,599	301	—	4,900	4,599	311	—	4,910
Total available-for-sale securities	$6,629	$1,028	$—	$7,657	$6,629	$808	$—	$7,437

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other expense, net for the three months ended March 31, 2015 and 2014(in thousands):

	Three Months Ended March 31,
	2015	2014
Interest income	$227	$376
Interest expense	(670)	(88)
Impairments of investments	—	(397)
Gain on equity method investments	—	52
Foreign exchange losses, net	(19,497)	(747)
Other	13	(36)
Other expense, net	$(19,927)	$(840)
The following table summarizes the Company's prepaid expenses and other current assets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Unamortized tax effects on intercompany transactions	$8,168	$14,170
Finished goods inventories	45,669	52,237
Prepaid expenses	31,739	32,758
Restricted cash	8,082	10,852
Income taxes receivable	55,646	41,769
VAT receivable	15,068	17,746
Prepaid marketing	6,022	7,413
Other	13,698	15,437
Total prepaid expenses and other current assets	$184,092	$192,382

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's accrued merchant and supplier payables as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Accrued merchant payables	$501,126	$499,317
Accrued supplier payables(1)	222,467	272,839
Total accrued merchant and supplier payables	$723,593	$772,156

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes the Company's accrued expenses as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Marketing	$19,992	$15,962
Refunds reserve	30,498	32,535
Payroll and benefits	50,010	59,802
Customer credits	32,794	42,729
Professional fees	13,814	14,254
Other	47,203	48,978
Total accrued expenses	$194,311	$214,260
The following table summarizes the Company's other current liabilities as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Income taxes payable	$18,173	$14,461
VAT payable	21,548	30,778
Sales taxes payable	5,456	9,042
Deferred revenue	52,900	46,344
Capital lease obligations	14,499	14,872
Other	12,667	11,624
Total other current liabilities	$125,243	$127,121
The following table summarizes the Company's other non-current liabilities as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Long-term tax liabilities	$80,255	$82,138
Deferred rent	12,903	13,200
Capital lease obligations	19,063	23,387
Other	10,560	10,806
Total other non-current liabilities	$122,781	$129,531

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the components of accumulated other comprehensive income, net of tax, as of March 31, 2015 and December 31, 2014 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Pension adjustments	Total
Balance as of December 31, 2014	$36,764	$499	$(1,500)	$35,763
Other comprehensive income	8,290	137	26	8,453
Balance as of March 31, 2015	$45,054	$636	$(1,474)	$44,216

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. COMMITMENTS AND CONTINGENCIES
The Company's commitments as of March 31, 2015 did not materially change from the amounts set forth in the Company's 2014 Annual Report on Form 10-K.
Legal Matters
From time to time, the Company is party to various legal proceedings incident to the operation of its business. For example, the Company is currently involved in proceedings brought by stockholders, former employees and merchants, intellectual property infringement suits and suits by customers (individually or as class actions) alleging, among other things, violations of the federal securities laws, the Credit Card Accountability, Responsibility and Disclosure Act and state laws governing gift cards, stored value cards and coupons. Additionally, the Company is subject to general customer complaints seeking monetary damages, particularly in its Rest of World segment. The following is a brief description of significant legal proceedings.
On February 8, 2012, the Company issued a press release announcing its expected financial results for the fourth quarter of 2011.  After finalizing its year-end financial statements, the Company announced on March 30, 2012 revised financial results, as well as a material weakness in its internal control over financial reporting related to deficiencies in its financial statement close process.  The revisions resulted in a reduction to fourth quarter 2011 revenue of $14.3 million. The revisions also resulted in an increase to fourth quarter operating expenses that reduced operating income by $30.0 million, net income by $22.6 million and earnings per share by $0.04.  Following this announcement, the Company and several of its current and former directors and officers were named as parties to the following outstanding putative securities class action and purported stockholder derivative lawsuits all arising out of the same alleged events and facts.
The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  Originally filed in April 2012, the case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. The complaint asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Allegations in the consolidated amended complaint include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued earnings release dated February 8, 2012.  The lawsuit seeks an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On September 25, 2014, the district court entered an order granting plaintiff's motion for class certification. The Company has filed a petition for leave to appeal that order in the United States Court of Appeals for the Seventh Circuit. On March 6, 2015, the magistrate judge entered an order denying defendants' motion to exclude the opinions and testimony of the plaintiff's proposed market efficiency expert. On March 20, 2015, defendants filed objections to the magistrate judge's order with the district court, which are currently pending. Those objections have now been fully briefed by the parties and are currently pending. The Seventh Circuit is holding the petition for leave to appeal. Meanwhile, the parties continue to be engaged in discovery, including depositions.
In addition, federal and state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  The federal purported stockholder derivative lawsuit was originally filed in April 2012, and a consolidated stockholder derivative complaint, filed on July 30, 2012, is currently pending in the United States District Court for the Northern District of Illinois: In re Groupon Derivative Litigation.  Plaintiffs assert claims for breach of fiduciary duty and abuse of control.  The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. The state derivative complaints generally allege that the defendants breached their fiduciary duties by purportedly mismanaging the Company's business by, among other things, failing to utilize proper accounting controls and, in the case of one of the state derivative lawsuits, by engaging in alleged insider trading of the Company's Class A common stock and misappropriating information.  In addition, one state derivative case asserts a claim for unjust enrichment.  The derivative lawsuits purport to seek to recoup for the Company an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On June 20, 2012, the Company and the individual defendants filed a motion requesting that the court stay the consolidated federal derivative action pending resolution of the consolidated federal class action.  On July

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

31, 2012, the court granted defendants' motion in part, and stayed the consolidated federal derivative action pending a separate resolution of upcoming motions to dismiss in the consolidated federal class action.  On June 15, 2012, the state plaintiffs filed a motion to consolidate the state derivative actions, which was granted on July 2, 2012, and on July 5, 2012, the plaintiffs filed a motion for appointment of co-lead plaintiffs and co-lead counsel, which was granted on July 27, 2012.  No consolidated complaint has been filed in the state derivative action. On September 14, 2012, the court granted a motion filed by the parties requesting that the court stay the state derivative actions pending the federal court's resolution of anticipated motions to dismiss in the consolidated federal class action.  On April 18, 2013, the state court appointed a lead plaintiff and approved its selection of lead counsel and local counsel for the purported derivative action. Following entry of the federal court's order denying defendants' motions to dismiss in In re Groupon Securities Litigation, the courts in both the state and federal derivative actions granted motions requesting that the respective courts extend the litigation stays currently in place pending further developments in In re Groupon, Inc. Securities Litigation.
The Company intends to defend all of the securities and stockholder derivative lawsuits vigorously.
In 2010, the Company was named as a defendant in a series of class actions that came to be consolidated in the U.S. District Court for the Southern District of California.  The consolidated actions are referred to as In re Groupon Marketing and Sales Practices Litigation. The Company denies liability, but the parties agreed to settle the litigation for $8.5 million before any determination had been made on the merits or with respect to class certification.  Because the case had been filed as a class action, the parties were required to provide proper notice to the settlement class and obtain court approval for the settlement. During that process, certain individuals asserted various objections to the settlement.  The parties to the case opposed the objections and on December 14, 2012, the district court approved the settlement over the various objections.
Subsequent to the entry of the order approving settlement, certain of the objectors filed a notice of appeal, contesting the settlement and appealing the matter to the United States Court of Appeals for the Ninth Circuit. The Company and the Plaintiffs opposed the appeal and sought confirmation of the settlement approved by the District Court. On February 19, 2015, the Court of Appeals vacated the settlement and remanded the case for further proceedings concerning the proposed settlement consistent with the Court of Appeals' opinion. The litigation is now pending in the District Court.
The parties have the right to terminate the settlement. Pursuant to an agreement of the parties and an order of the court, the parties have until June 22, 2015 to make this election or supplement the record consistent with the opinion from the Court of Appeals in an effort to seek re-approval of the settlement. The Company is presently analyzing its options with respect to this matter.
In addition, third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their intellectual property rights. The Company is subject to intellectual property disputes, including patent infringement claims, and expects that it will increasingly be subject to intellectual property infringement claims as its services expand in scope and complexity. The Company has in the past litigated such claims, and the Company is presently involved in several patent infringement and other intellectual property-related claims, including pending litigation, some of which could involve potentially substantial claims for damages. The Company may also become more vulnerable to third party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and as the Company becomes subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. The Company believes that additional lawsuits alleging that it has violated patent, copyright or trademark laws will be filed against it. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in the Company's methods of doing business, or could require it to enter into costly royalty or licensing agreements.
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
Certain foreign tax authorities have issued assessments totaling $41.7 million to subsidiaries of the Company for additional value-added taxes (VAT) covering periods ranging from January 2011 to May 2014, including interest and penalties through the

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

date of the assessments. Those tax authorities are alleging that, for VAT purposes, the Company's revenues from voucher sales should reflect the total amounts collected from purchasers of those vouchers, rather than the amounts that the Company retains after deducting the portion that is payable to the featured merchants. The Company believes that the assessments are without merit and intends to vigorously defend itself in these matters.

The Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and estimable. These accruals represent management's best estimate of probable losses and in such cases, there may be an exposure to loss in excess of the amounts accrued. For each matter described above, there are inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim. In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Currently, the Company is unable to reasonably estimate the amount of reasonably possible losses in excess of the amounts accrued for the securities and stockholder derivative lawsuits. For the remaining matters described above, the Company believes that the amount of reasonably possible losses in excess of the amounts accrued would not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. The Company's accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Indemnifications
In the normal course of business to facilitate transactions related to its operations, the Company indemnifies certain parties, including employees, lessors, service providers and merchants, with respect to various matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against those parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. The Company is also subject to increased exposure to various claims as a result of its acquisitions, particularly in cases where the Company is entering into new businesses in connection with such acquisitions. The Company may also become more vulnerable to claims as it expands the range and scope of its services and is subject to laws in jurisdictions where the underlying laws with respect to potential liability are either unclear or less favorable. In addition, the Company has entered into indemnification agreements with its officers, directors and underwriters, and the Company's bylaws contain similar indemnification obligations to agents.
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
7. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
Common Stock
The Company's certificate of incorporation, as amended and restated, authorizes three classes of common stock: Class A common stock, Class B common stock and common stock. No shares of common stock will be issued or outstanding until October 31, 2016, at which time all outstanding shares of Class A common stock and Class B common stock will automatically convert into shares of common stock. In addition, the Company's certificate of incorporation authorizes shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by the Board.
Share Repurchase Programs
The Board previously authorized the Company to purchase up to $300.0 million of its outstanding Class A common stock through August 2015. During the three months ended March 31, 2015 and 2014, the Company purchased 2,417,700 and 3,075,700 shares of Class A common stock, respectively, for an aggregate purchase price of $18.5 million and $29.5 million (including fees

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

and commissions), respectively, under this share repurchase program. As of March 31, 2015, up to $83.0 million of Class A common stock remains available for repurchase under this share repurchase program. In April 2015, the Company announced that its Board approved a new share repurchase program, under which the Company is authorized to repurchase up to an additional $300.0 million of its Class A common stock through August 2017. The new share repurchase program is subject to, and will be effective upon, the closing of the proposed Ticket Monster transaction, as discussed in Note 2, "Discontinued Operations," and Note 12, "Subsequent Event." The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the programs may be discontinued or suspended at any time.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of March 31, 2015, 44,799,386 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense from continuing operations of $35.1 million and $22.9 million for the three months ended March 31, 2015 and 2014, respectively, related to stock awards issued under the Plans and acquisition-related awards. The Company recognized stock-based compensation expense from discontinued operations of $1.1 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. The Company also capitalized $3.1 million and $2.3 million of stock-based compensation for the three months ended March 31, 2015 and 2014, respectively, in connection with internally-developed software.
As of March 31, 2015, a total of $220.8 million of unrecognized compensation costs related to unvested stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted-average period of 1.26 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the three months ended March 31, 2015 and 2014, 328,644 and 333,824 shares of common stock were issued under the ESPP, respectively.
Stock Options
The table below summarizes the stock option activity for the three months ended March 31, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2014	2,262,994	$1.09	5.03	$16,226
Exercised	(184,626)	$0.66
Forfeited	(876)	$2.48
Outstanding at March 31, 2015	2,077,492	$1.13	4.80	$12,631

Exercisable at March 31, 2015	2,077,492	$1.13	4.80	$12,631

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of March 31, 2015 and December 31, 2014, respectively.

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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes activity regarding unvested restricted stock units under the Plans for the three months ended March 31, 2015:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2014	41,337,927	$7.78
Granted	2,235,833	$7.48
Vested	(6,101,202)	$8.02
Forfeited	(1,983,289)	$8.11
Unvested at March 31, 2015	35,489,269	$7.70
Performance Share Units
The Company completed its acquisition of Ticket Monster in January 2014 and approximately 2,000,000 performance share units were granted to certain key employees of that subsidiary. The vesting of these awards into shares of the Company's Class A common stock is contingent upon the subsidiary's achievement of specified financial targets over three annual performance periods for the years ending December 31, 2014, 2015 and 2016 and is subject to continued employment at the end of each performance period. If the financial targets for a performance period are not achieved, no shares will be issued for that performance period. The grant date fair value of the performance share units was $8.07 per share. No shares were issued for the 2014 annual performance period because the financial targets were not met. Stock-based compensation expense has not been recognized for the performance share units for the three months ended March 31, 2015 because it is not probable that the financial targets for the remaining annual performance periods will be achieved.
The table below summarizes activity regarding unvested performance share units for the three months ended March 31, 2015:

	Performance Share Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2014	1,015,844	$8.07
Granted	—	$—
Vested	—	$—
Forfeited	(111,287)	$8.07
Unvested at March 31, 2015	904,557	$8.07
Restricted Stock Awards
The Company has granted restricted stock awards in connection with business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service periods.
The table below summarizes activity regarding unvested restricted stock for the three months ended March 31, 2015:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2014	34,067	$15.53
Granted	984,843	$7.42
Vested	(1,591)	$17.07
Forfeited	—	$—
Unvested at March 31, 2015	1,017,319	$7.56

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended March 31, 2015, the Company recorded income tax expense from continuing operations of $2.1 million on pre-tax losses from continuing operations of $14.6 million, for an effective tax rate of (14.4)%. For the three months ended March 31, 2014, the Company recorded income tax expense from continuing operations of $14.6 million on pre-tax losses from continuing operations of $7.2 million, for an effective tax rate of (202.2)%.
The Company's U.S. statutory rate is 35%. Significant factors impacting the effective tax rate for the three months ended March 31, 2015 and 2014 included losses from continuing operations in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
The Company is currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of these audits. As of March 31, 2015, the Company believes that it is reasonably possible that changes of up to $19.0 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
As of March 31, 2015 and December 31, 2014, unamortized tax effects of intercompany transactions of $8.2 million and $14.2 million, respectively, are included within "Prepaid expenses and other current assets" on the condensed consolidated balance sheets. As of March 31, 2015, the estimated future amortization of the tax effects of intercompany transactions is $8.2 million for the remainder of 2015. These amounts exclude the benefits, if any, for tax deductions in other jurisdictions that the Company may be entitled to as a result of the related intercompany transactions.
See Note 2, "Discontinued Operations," for discussion of the income tax provision (benefit) from discontinued operations for the three months ended March 31, 2015 and 2014.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The Company uses an income approach to value contingent consideration obligations based on future financial performance, which is determined based on the present value of probability-weighted future cash flows. The Company has generally classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. The Company uses a Black-Scholes-Merton option pricing model to value the contingent consideration obligation that is payable upon declines in the Company's share price. Increases in volatility and decreases in the Company's share price contribute to the increases in the fair value of that contingent consideration liability. Conversely, decreases in volatility and increases in the Company's share price contribute to decreases in the fair value of the contingent consideration liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $8.1 million.
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$440,616	$440,616	$—	$—
Available-for-sale securities:
Convertible debt securities	2,757	—	—	2,757
Redeemable preferred shares	4,900	—	—	4,900

Liabilities:
Contingent consideration	1,373	—	—	1,373

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Assets
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$2,527	$3,174
Total gains (losses) included in other comprehensive income	230	(481)
Ending Balance	$2,757	$2,693
Unrealized gains (losses) still held(1)	$230	$(481)
Redeemable preferred shares:
Beginning Balance	$4,910	$—
Purchase of redeemable preferred shares	—	4,599
Total (losses) gains included in other comprehensive income	(10)	—
Ending Balance	$4,900	$4,599
Unrealized (losses) gains still held(1)	$(10)	$—

Liabilities
Contingent Consideration:
Beginning Balance	$1,983	$606
Settlements of contingent consideration liabilities	—	(424)
Reclass to non-fair value liabilities when no longer contingent	(331)	(143)
Total gains included in earnings(2)	(279)	(39)
Ending Balance	$1,373	$—
Unrealized (gains) losses still held(1)	$(279)	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

initial recognition for the three months ended March 31, 2015 and 2014.

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the consolidated financial statements (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$14,082	$14,316	$15,630	$16,134
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
The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of March 31, 2015 and December 31, 2014 due to their short-term nature.
10. LOSS PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The Company computes net loss per share of Class A and Class B common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and the effect of potentially dilutive equity awards outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, unvested restricted stock awards, performance share units and ESPP shares. The dilutive effect of these equity awards is reflected in diluted net loss per share by application of the treasury stock method. The computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock, if dilutive, while the diluted net loss per share of Class B common stock does not assume the conversion of those shares.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. Under the two-class method, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the Company assumes the conversion of Class B common stock, if dilutive, in the computation of the diluted net loss per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted net loss per share of Class A and Class B common stock for the three months ended March 31, 2015 and 2014 (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31,
	2015		2014
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator
Allocation of net loss - continuing operations	$(16,681)	$(58)	$(21,698)	$(76)
Less: Allocation of net income attributable to noncontrolling interests	3,804	14	2,423	9
Allocation of net loss attributable to common stockholders - continuing operations	$(20,485)	$(72)	$(24,121)	$(85)
Allocation of net income (loss) attributable to common stockholders - discontinued operations	6,261	23	(13,541)	(48)
Allocation of net loss attributable to common stockholders	$(14,224)	$(49)	$(37,662)	$(133)
Denominator
Weighted-average common shares outstanding	673,982,961	2,399,976	679,978,714	2,399,976
Basic net income (loss) per share:
Continuing operations	$(0.03)	$(0.03)	$(0.04)	$(0.04)
Discontinued operations	0.01	0.01	(0.02)	(0.02)
Basic net loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Diluted net loss per share:
Numerator
Allocation of net loss attributable to common stockholders for basic computation - continuing operations	$(20,485)	$(72)	$(24,121)	$(85)
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B(1)	—	—	—	—
Allocation of net loss attributable to common stockholders - continuing operations	$(20,485)	$(72)	$(24,121)	$(85)
Allocation of net income (loss) attributable to common stockholders for basic computation - discontinued operations	$6,261	$23	$(13,541)	$(48)
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B(1)	—	—	—	—
Allocation of net loss attributable to common stockholders - discontinued operations	6,261	23	(13,541)	(48)
Allocation of net loss attributable to common stockholders	$(14,224)	$(49)	$(37,662)	$(133)
Denominator
Weighted-average common shares outstanding used in basic computation	673,982,961	2,399,976	679,978,714	2,399,976
Conversion of Class B(1)	—	—	—	—
Employee stock options(1)	—	—	—	—
Restricted shares and RSUs(1)	—	—	—	—
Weighted-average diluted shares outstanding(1)	673,982,961	2,399,976	679,978,714	2,399,976
Diluted net income (loss) per share:
Continuing operations	$(0.03)	$(0.03)	$(0.04)	$(0.04)
Discontinued operations	0.01	0.01	(0.02)	(0.02)
Diluted net loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted net loss per share calculation for the three months ended March 31, 2015 and 2014 because the effect would be antidilutive.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following weighted-average outstanding equity awards are not included in the diluted loss per share calculation above because they would have had an antidilutive effect:

	Three Months Ended March 31,
	2015	2014
Stock options	2,135,535	3,233,467
Restricted stock units	38,057,394	40,166,021
Restricted stock	580,796	77,008
ESPP shares	621,237	422,873
Total	41,394,962	43,899,369
In addition to the antidilutive awards as set forth in the table above, the Company also had 909,142 and 132,215 weighted-average outstanding performance share units during the three months ended March 31, 2015 and 2014, respectively. Contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. These outstanding performance share units have been excluded from the table above for the three months ended March 31, 2015 and 2014 as the performance conditions were not satisfied as of the end of the respective periods.
11. SEGMENT INFORMATION
The Company organizes its operations into three segments: North America, EMEA and Rest of World. Segment operating results reflect earnings before stock-based compensation, acquisition-related expense (benefit), net, other expense, net and provision for income taxes. Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by the Company's chief operating decision-maker in assessing performance and allocating resources.
Revenue and profit or loss information by reportable segment reconciled to consolidated net loss for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended March 31,
	2015	2014
North America
Revenue(1)	$479,882	$431,062
Segment cost of revenue and operating expenses(2)	455,216	419,677
Segment operating income(2)	24,666	11,385
EMEA
Revenue(1)	216,220	230,893
Segment cost of revenue and operating expenses(2)	196,568	211,970
Segment operating income(2)	19,652	18,923
Rest of World
Revenue	54,254	66,460
Segment cost of revenue and operating expenses(2)	58,402	78,436
Segment operating loss(2)	(4,148)	(11,976)
Consolidated
Revenue	750,356	728,415
Segment cost of revenue and operating expenses(2)	710,186	710,083
Segment operating income(2)	40,170	18,332
Stock-based compensation	35,144	22,911
Acquisition-related (benefit) expense, net	(269)	1,785
Income (loss) from operations	5,295	(6,364)
Other expense, net	(19,927)	(840)
Loss from continuing operations before provision for income taxes	(14,632)	(7,204)
Provision for income taxes	2,107	14,570
Loss from continuing operations	(16,739)	(21,774)
Income (loss) from discontinued operations, net of tax	6,284	(13,589)
Net loss	$(10,455)	$(35,363)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(1)
North America includes revenue from the United States of $473.1 million and $419.9 million for the three months ended March 31, 2015 and 2014, respectively. EMEA includes revenue from Switzerland of $117.5 million and $91.9 million for the three months ended March 31, 2015 and 2014, respectively. There were no other individual countries that represented more than 10% of consolidated total revenue for the three months ended March 31, 2015 and 2014.

(2)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The following table summarizes the Company's stock-based compensation expense and acquisition-related expense (benefit), net by reportable segment for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015		2014
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$31,252	$(269)	$19,479	$1,641
EMEA	2,647		2,273	144
Rest of World	1,245	—	1,159	—
Consolidated	$35,144	$(269)	$22,911	$1,785
Acquisition-related expense (benefit), net for the North America segment includes external transaction costs and gains and losses relating to contingent consideration obligations incurred by U.S. legal entities relating to purchases of businesses that became part of the EMEA and Rest of World segments, which is consistent with the attribution used for internal reporting purposes.
The following table summarizes the Company's total assets by reportable segment as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
North America (1)	$1,125,623	$1,150,417
EMEA	506,295	552,486
Rest of World	160,002	138,144
Assets held for sale (1)	362,731	386,550
Consolidated total assets	$2,154,651	$2,227,597

(1)
North America contains assets from the United States of $1,122.9 million and $1,120.4 million as of March 31, 2015 and December 31, 2014, respectively. Assets held for sale contains assets from the Republic of Korea of $362.7 million and $386.6 million as of March 31, 2015 and December 31, 2014, respectively. There were no other individual countries that represented more than 10% of consolidated total assets as of March 31, 2015 and December 31, 2014.

Category Information
The Company offers goods and services through three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). The Company also earns advertising revenue, payment processing revenue, point of sale revenue and commission revenue. Revenue and gross profit from these other sources, which are primarily generated through the Company's relationships with local and national merchants, are included within the Local category in the tables below.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's third party and other and direct revenue from continuing operations by category for its three reportable segments for the three months ended March 31, 2015 and 2014 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$180,864	$177,247	$82,536	$109,120	$30,281	$38,932	$293,681	$325,299

Goods:
Third party	648	1,321	11,978	17,475	12,613	15,443	25,239	34,239
Direct	278,381	236,114	106,989	89,414	4,865	5,185	390,235	330,713
Total	279,029	237,435	118,967	106,889	17,478	20,628	415,474	364,952

Travel:
Third party	19,989	16,380	14,717	14,884	6,495	6,900	41,201	38,164

Total revenue	$479,882	$431,062	$216,220	$230,893	$54,254	$66,460	$750,356	$728,415

(1)	Includes revenue from deals with local and national merchants and through local events.
The following table summarizes the Company's gross profit from continuing operations by category for its three reportable segments for the three months ended March 31, 2015 and 2014 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$154,776	$152,622	$77,356	$100,066	$26,161	$31,798	$258,293	$284,486

Goods:
Third party	434	1,160	10,193	15,722	6,407	8,776	17,034	25,658
Direct	23,489	11,444	15,288	11,580	205	(1,412)	38,982	21,612
Total	23,923	12,604	25,481	27,302	6,612	7,364	56,016	47,270

Travel:
Third party	15,791	14,442	12,400	13,669	4,906	5,645	33,097	33,756

Total gross profit	$194,490	$179,668	$115,237	$141,037	$37,679	$44,807	$347,406	$365,512

(1)	Includes gross profit from deals with local and national merchants and through local events.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12. SUBSEQUENT EVENT
On April 19, 2015, a subsidiary of the Company entered into a definitive agreement with an investor group pursuant to which, subject to certain conditions described in the agreement, (a) the investor group will contribute $360.0 million in cash to Newco in exchange for 72,000,000 Class A Units of Newco, unless it exercises its right to assign the purchase of up to 2,000,000 Class A Units of Newco to Mr. Daniel Shin (current chief executive officer and founder of Ticket Monster), and (b) the Company's subsidiary will contribute all of the issued and outstanding shares of the holding company that owns Ticket Monster to Newco in exchange for (i) 64,000,000 Class B Units of Newco and (ii) $285.0 million in cash consideration. Additionally, management of Newco will receive Class C units that are subject to time-based vesting conditions and, for a portion of those Class C units, performance-based vesting conditions.
Assuming full vesting of the Series C units upon achievement of the time-based and performance-based vesting conditions, the Company's ownership interest will be approximately 41%. The Board of Newco will be composed of seven directors, consisting of the chief executive officer of Ticket Monster, four directors designated by the investor group, one director designated by Groupon and one director designated by Mr. Daniel Shin. The Class A units of Newco will be entitled to a $486.0 million liquidation preference, which must be paid before any distributions can be made to the Class B units and Class C units. Distributions in excess of $486.0 million will be made to the respective classes of partnership units in accordance with the terms of Newco's distribution waterfall.
The agreement contains customary representations, warranties and covenants by the Company regarding the operation of the Ticket Monster business through closing of the transaction. The parties have also agreed to certain non-competition and non-solicitation covenants, including that the Company and its affiliates will not compete with the business of Newco and its affiliates in the Republic of Korea for a period ending on the later of four years from the closing date of the proposed transaction or such date that the Company holds less than a five percent direct or indirect ownership interest in Newco. Additionally, the Company will indemnify the investor group and its affiliated parties (other than Ticket Monster and the holding company that owns Ticket Monster) for breaches of its representations and warranties, breaches of covenants, and certain other matters, including certain pre-closing tax matters.
Consummation of the proposed transaction is subject to customary closing conditions for transactions of this nature, including approval from the Korean Fair Trade Commission (the "KFTC"). In addition, the proposed transaction is subject to termination by either party if it is not consummated by July 31, 2015, subject to a 60-day extension if KFTC approval has not been received by such date.

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
Current and potential customers are able to access our deal offerings directly through our websites, mobile platforms and emails and may also access our offerings indirectly using search engines. We offer deals in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). In our Goods category, through which we offer deals on merchandise, we often act as the merchant of record, particularly for deals in North America and for deals in EMEA, which is comprised of Europe, Middle East and Africa. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchants, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer, excluding applicable taxes and net of estimated refunds. We generated revenue of $750.4 million during the three months ended March 31, 2015, as compared to $728.4 million during the three months ended March 31, 2014.
Our operations are organized into three segments: North America, EMEA and the remainder of our international operations ("Rest of World"). See Note 11 "Segment Information" for further information. For the three months ended March 31, 2015, we derived 64.0% of our revenue from our North America segment, 28.8% of our revenue from our EMEA segment and 7.2% of our revenue from our Rest of World segment.
In January 2014, we acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster, Inc. ("Ticket Monster"), for total consideration of $259.4 million, consisting of $96.5 million in cash and $162.9 million of Class A common stock. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster were previously reported in the our Rest of World segment. On March 30, 2015, our Board of Directors approved a transaction that would result in the deconsolidation of Ticket Monster. We entered into a definitive agreement with an investor group on April 19, 2015 to sell a controlling stake in that business and the proposed transaction is expected to close during the three months ending June 30, 2015. The financial results of Ticket Monster are presented within "Income (loss) from discontinued operations, net of tax" on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively. See Note 2, "Discontinued Operations," and Note 12, "Subsequent Event," for further information. Unless otherwise stated, all amounts discussed below represent continuing operations.
As previously announced, we continue to explore a range of financing and strategic alternatives for certain other Asian markets in our Rest of World segment. However, we cannot provide any assurance as to the likelihood, timetable or type of transaction.

How We Measure Our Business
We measure our business with several financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the long-term performance of our marketplaces. Certain of the financial metrics are reported in accordance with U.S. GAAP and certain of these metrics are considered non-GAAP financial measures. As our business evolves, we may make changes to our key financial and operating metrics used to measure our business in future periods. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.
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

•
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that comprises net income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and acquisition-related expense (benefit), net. We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. We believe that Adjusted EBITDA is a meaningful measure for evaluating our operating performance. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

•
Free cash flow. Free cash flow is a non-GAAP financial measure that comprises net cash (used in) provided by operating activities from continuing operations less purchases of property and equipment and capitalized software from continuing operations. We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

The following table presents the above financial metrics for the three months ended March 31, 2015 and 2014 and (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross billings	$1,552,001	$1,520,706
Revenue	750,356	728,415
Gross profit	347,406	365,512
Adjusted EBITDA	72,370	45,765
Free cash flow	22,417	(30,667)

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

Our Active customers and Gross billings per average active customer for the trailing twelve months ("TTM") ended March 31, 2015 and 2014 were as follows:

	Trailing twelve months ended March 31,
	2015	2014(1)
TTM Active customers (in thousands)	48,062	45,057
TTM Gross billings per average active customer	$134.62	$136.29

(1)
TTM active customers for the period ended March 31, 2014 has been reduced from 51.8 million active customers previously reported to 45.1 million active customers. Of that decrease, 1.4 million was to correct operational information and 5.3 million was related to the exclusion of Ticket Monster, which has been classified as discontinued operations. These changes increased TTM gross billings per average active customer for the period ended March 31, 2014 from $131.91 previously reported to $136.29.

Our Units for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014(1)
Units (in thousands)	53,653	50,705

(1)
Units for the three months ended March 31, 2014 have been reduced from 83.6 million previously reported to 50.7 million due to the exclusion of Ticket Monster, which has been classified as discontinued operations.

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

International operations. Our international operations represent a substantial portion of our business, but have decreased as a percentage of our total revenue in the current year. For the three months ended March 31, 2015 and 2014, 28.8% and 31.7% of our revenue was generated from our EMEA segment, respectively, and 7.2% and 9.1% of our revenue was generated from our Rest of World segment, respectively. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and regulations. The different commercial and regulatory environments in other countries may make it more difficult for us to successfully operate our business. In addition, many of the automation tools and technology enhancements that we have implemented in our North America segment are close to being fully implemented in most EMEA countries but have not been substantially rolled out to the countries in our Rest of World segment. Revenue from our EMEA segment decreased for the three months ended March 31, 2015, as compared to the prior year period, and the percentage of total revenue generated by our EMEA segment decreased on a year-over-year basis. Revenue from our Rest of World segment decreased for the three months ended March 31, 2015, as compared to the prior year period, and the percentage of total revenue generated by our Rest of World segment decreased on a year-over-year basis. Revenue from our North America segment increased for the three months ended March 31, 2015, as compared to the prior year period, and the percentage of total revenue generated by our North America segment increased on a year-over-year basis. The increase in North America revenue as a percentage of total revenue was primarily due to an increase in direct revenue transactions from our Groupon Goods business in North America, as direct revenue is presented on a gross basis in our consolidated statements of operations, as well as the adverse impact of year-over-year changes in foreign exchange rates on our international revenue.
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
Investment in growth. We have aggressively invested, and intend to continue to invest, in our products and infrastructure to support our growth. We also continue to invest in business acquisitions to grow our merchant and customer base, expand and advance our product offerings and enhance our technology capabilities. We anticipate that we will make substantial investments in the foreseeable future as we continue to increase the number and variety of deals we offer each day, broaden our customer base, expand our marketing channels, expand our operations, hire additional employees and develop our technology. Additionally, we believe that our efforts to automate our internal processes through investments in technology should allow us to improve our cost structure over time, as we are able to more efficiently run our business and minimize manual processes.
We recently developed a suite of tools, including tablets and beacons, that will enable merchants to connect with customers through our online local marketplaces on a real-time basis. We believe that these tools, together with the Groupon Merchant application, which we collectively refer to as "Groupon OS," will also streamline the voucher redemption process. In addition, we have begun to add additional content about local merchants to our websites, including merchants who have not offered deals through our marketplace. This new content, which we refer to as "Pages," is intended to provide customers with the ability to discover more local businesses and deal offerings through our websites. While we believe that these initiatives will contribute to the future success of our business, we do not expect that they will generate a material amount of revenue in the near term.

Competitive pressure. We face competition from a variety of competitors. Some of our competitors offer deals as an add-on to their core business, and others have adopted a business model similar to ours. In addition to such competitors, we expect to increasingly compete against other large Internet and technology‑based businesses that have launched initiatives which are directly competitive to our core business, our other merchant offerings such as payment processing and point of sale, and other initiatives such as Groupon OS and Pages. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. Further, as our business continues to evolve, we anticipate facing new competition. Increased competition in the future may adversely impact our gross billings, revenue and profit margins.
Growth of Groupon Goods. Our Groupon Goods category has experienced significant revenue growth in recent periods. This category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions. The percentage of revenue generated from our Goods category was 55.4% and 50.1% for the three months ended March 31, 2015 and 2014, respectively. We are generally the merchant of record for transactions in our Goods category in

North America and EMEA, such that the resulting direct revenue is reported on a gross basis in our consolidated statements of operations. Growth in direct revenue results in a smaller increase to income and cash flows than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant’s share of the transaction price. Gross profit as a percentage of revenue on direct revenue transactions in our Goods category was 10.0% and 6.5% for the three months ended March 31, 2015 and 2014, respectively. As direct revenue transactions in our Goods category have become a larger component of our overall business in recent periods, the significant revenue growth generated by those transactions has not resulted in comparable growth in gross profit, operating income (loss) or cash flows.
Components of Results of Continuing Operations
Third Party and Other Revenue
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
Cost of Revenue
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting, and other processing fees, are allocated to cost of third party revenue, direct revenue and other revenue in proportion to gross billings during the period.
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
Acquisition‑Related (Benefit) Expense, Net
Acquisition-related (benefit) expense, net includes the change in the fair value of contingent consideration arrangements related to business combinations. See Note 9 "Fair Value Measurements." Acquisition-related (benefit) expense, net also includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees.
Other Expense, Net
Other expense, net includes interest income on our cash and cash equivalents, interest expense on capital leases and our revolving credit agreement, impairments of investments, gains and losses on equity method investments and foreign currency transaction gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Results of Operations
Comparison of the Three Months Ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenue:
Third party and other	$360,121	$397,702
Direct	390,235	330,713
Total revenue	750,356	728,415
Cost of revenue:
Third party and other	51,697	53,802
Direct	351,253	309,101
Total cost of revenue	402,950	362,903
Gross profit	347,406	365,512
Operating expenses:
Marketing	52,533	69,185
Selling, general and administrative	289,847	300,906
Acquisition-related (benefit) expense, net	(269)	1,785
Total operating expenses	342,111	371,876
Income (loss) from operations	5,295	(6,364)
Other expense, net	(19,927)	(840)
Loss from continuing operations before provision for income taxes	(14,632)	(7,204)
Provision for income taxes	2,107	14,570
Loss from continuing operations	(16,739)	(21,774)
Income (loss) from discontinued operations, net of tax	6,284	(13,589)
Net loss	(10,455)	(35,363)
Net income attributable to noncontrolling interests	(3,818)	(2,432)
Net loss attributable to Groupon, Inc.	$(14,273)	$(37,795)

Classification of stock-based compensation within cost of revenue and operating expenses
Cost of revenue and operating expenses include stock-based compensation as follows:

	Three Months Ended March 31,
	2015		2014
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$402,950	$1,234	$362,903	$656

Operating expenses:
Marketing	$52,533	$2,220	$69,185	$2,181
Selling, general and administrative	289,847	31,690	300,906	20,074
Acquisition-related (benefit) expense, net	(269)	—	1,785	—
Total operating expenses	$342,111	$33,910	$371,876	$22,255
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and income (loss) from continuing operations for the three months ended March 31, 2015 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended March 31, 2015
	At Avg.	Exchange
	Q1 2014	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$1,669,739	$(117,738)	$1,552,001

Revenue	$801,663	$(51,307)	$750,356
Cost of revenue and operating expenses	794,963	(49,902)	745,061
Income (loss) from operations	$6,700	$(1,405)	$5,295

(1)
Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period. Foreign exchange rate neutral operating results are non-GAAP financial measures. See "Non-GAAP Financial Measures" below for additional information.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross billings:
Third party	$1,152,979	$1,185,370
Direct	390,235	330,713
Other	8,787	4,623
Total gross billings	$1,552,001	$1,520,706
For third party revenue deals, gross billings differs from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals and other revenue, gross billings are equivalent to direct revenue and other revenue reported in our consolidated statements of operations. Gross billings increased by $31.3 million to $1,552.0 million for the three months ended March 31, 2015, as compared to $1,520.7 million for the three months ended March 31, 2014, due to a $59.5 million increase in gross billings from direct revenue transactions, partially offset by a $32.4 million decrease in gross billings from third party revenue transactions. The increase in gross billings was driven by an increase in active customers and the volume of transactions, resulting from our global efforts to build our marketplaces and increase our offerings to customers. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015 was $117.7 million.
We offer goods and services through three primary categories: Local, Goods and Travel within our North America, EMEA and Rest of World segments. We also earn advertising revenue, payment processing revenue, point of sale revenue and commission revenue. Gross billings, revenue, cost of revenue and gross profit from these other sources, which are primarily generated through the Company's relationships with local and national merchants, are included within the Local category within the tables below.
The increase in our gross billings was comprised of a $22.0 million increase in our Goods category, a $11.2 million increase in our Travel category, partially offset by a $1.9 million decrease in our Local category.
Gross Billings by Segment
Gross billings by segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	% of total	2014	% of total
	(dollars in thousands)
Gross billings:
North America	$893,977	57.6%	$781,769	51.4%
EMEA	459,189	29.6	513,588	33.8
Rest of World	198,835	12.8	225,349	14.8
Total gross billings	$1,552,001	100.0%	$1,520,706	100.0%
Gross billings by category and segment for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$512,558	$456,952	$217,598	$262,141	$99,735	$112,660	$829,891	$831,753

Goods:
Third party	6,360	6,782	69,537	93,599	61,289	74,338	137,186	174,719
Direct	278,381	236,114	106,989	89,414	4,865	5,185	390,235	330,713
Total	284,741	242,896	176,526	183,013	66,154	79,523	527,421	505,432

Travel:
Third party	96,678	81,921	65,065	68,434	32,946	33,166	194,689	183,521

Total gross billings	$893,977	$781,769	$459,189	$513,588	$198,835	$225,349	$1,552,001	$1,520,706

(1)	Includes gross billings from deals with local and national merchants and through local events.
North America
North America segment gross billings increased by $112.2 million to $894.0 million for the three months ended March

31, 2015, as compared to $781.8 million for the three months ended March 31, 2014. The increase in gross billings was comprised of a $55.6 million increase in our Local category, a $41.8 million increase in our Goods category and a $14.8 million increase in our Travel category. The increase in gross billings in the North America segment primarily resulted from an increase in active customers and units sold. We believe that increases in transaction activity by active customers who make purchases on mobile devices and in the number of deals that we offered contributed to the growth in gross billings for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the gross billings growth. These marketing activities include order discounts, which are reported as a reduction of gross billings. Order discounts increased to $32.5 million for the three months ended March 31, 2015, as compared to $15.5 million in the prior year period. Gross billings also included a $7.0 million increase from the forfeiture of customer credits originally issued as refunds, resulting from the termination of inactive accounts.
EMEA
EMEA segment gross billings decreased by $54.4 million to $459.2 million for the three months ended March 31, 2015, as compared to $513.6 million for the three months ended March 31, 2014. The decrease in gross billings was comprised of a $44.5 million decrease in our Local category, a $6.5 million decrease in our Goods category and a $3.4 million decrease in our Travel category for the three months ended March 31, 2015. The decrease in gross billings in EMEA resulted from a $91.9 million unfavorable impact from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015, partially offset by increases in active customers and units sold for the three months ended March 31, 2015, as compared to the prior year period.
    Rest of World
Rest of World segment gross billings decreased by $26.5 million to $198.8 million for the three months ended March 31, 2015, as compared to $225.3 million for the three months ended March 31, 2014. The decrease in gross billings was comprised of a $13.4 million decrease in our Goods category, a $12.9 million decrease in our Local category and a $0.2 million decrease in our Travel category. The decrease in gross billings in the Rest of World segment primarily resulted from a $24.8 million unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015, as compared to the prior year period.
Revenue
Revenue for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenue:
Third party	$351,334	$393,079
Direct	390,235	330,713
Other	8,787	4,623
Total revenue	$750,356	$728,415
Revenue increased by $21.9 million to $750.4 million for the three months ended March 31, 2015, as compared to $728.4 million for the three months ended March 31, 2014. This increase was attributable to the $59.5 million increase in direct revenue from transactions in our Goods category, partially offset by a $41.7 million decrease in third party revenue. The net increase in revenue was attributable to increased unit sales and an increase in active customers for the three months ended March 31, 2015, as compared to the prior year period. We also increased the number of merchant relationships and the volume of deals we offer to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015 was $51.3 million.
Third Party Revenue
Third party revenue decreased by $41.7 million to $351.3 million for the three months ended March 31, 2015, as compared to $393.1 million for the three months ended March 31, 2014. The decrease in third party revenue is primarily due to a $35.8 million decrease in our Local category, which resulted from a $6.0 million decrease in third party gross billings in our Local category and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 34.7% for the three months ended March 31, 2015, as compared to 38.8% for the three months ended March 31, 2014. The decrease in third party revenue in the current year was also due to a $9.0 million decrease in our Goods category, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 18.4% for the three months ended March 31, 2015, as compared to 19.6% for the three months ended March 31, 2014. The decrease in third party revenue was partially offset by a $3.0 million increase in our Travel category, which primarily resulted from a $11.2 million increase in gross billings for the three months ended March 31, 2015, as compared to the prior year period.
Direct Revenue
Direct revenue increased by $59.5 million to $390.2 million for the three months ended March 31, 2015, as compared to $330.7 million for the three months ended March 31, 2014. We are generally the merchant of record for transactions in our Goods category in North America and EMEA, such that the resulting revenue is reported on a gross basis within direct revenue. Growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
Other Revenue
Other revenue increased by $4.2 million to $8.8 million for the three months ended March 31, 2015, as compared to $4.6 million for the three months ended March 31, 2014, primarily due to increases in payment processing revenue, advertising revenue and commission revenue. Other revenue also includes point of sale revenue. Those other revenue sources were not individually significant for the three months ended March 31, 2015 and 2014, and we do not expect them to be material in the near term.
Revenue by Segment
Revenue by segment for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$201,501	26.9%	$194,948	26.8%
Direct	278,381	37.1	236,114	32.4
Total segment revenue	479,882	64.0	431,062	59.2
EMEA:
Third party	109,231	14.6	141,479	19.4
Direct	106,989	14.2	89,414	12.3
Total segment revenue	216,220	28.8	230,893	31.7
Rest of World:
Third party	49,389	6.6	61,275	8.4
Direct	4,865	0.6	5,185	0.7
Total segment revenue	54,254	7.2	66,460	9.1
Total revenue	$750,356	100.0%	$728,415	100.0%

Revenue by category and segment for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$180,864	$177,247	$82,536	$109,120	$30,281	$38,932	$293,681	$325,299

Goods:
Third party	648	1,321	11,978	17,475	12,613	15,443	25,239	34,239
Direct revenue	278,381	236,114	106,989	89,414	4,865	5,185	390,235	330,713
Total	279,029	237,435	118,967	106,889	17,478	20,628	415,474	364,952

Travel:
Third party	19,989	16,380	14,717	14,884	6,495	6,900	41,201	38,164

Total revenue	$479,882	$431,062	$216,220	$230,893	$54,254	$66,460	$750,356	$728,415

(1)	Includes revenue from deals with local and national merchants and through local events.
North America
North America segment revenue increased by $48.8 million to $479.9 million for the three months ended March 31, 2015, as compared to $431.1 million for the three months ended March 31, 2014. The increase in revenue primarily resulted from a $42.3 million increase in direct revenue from our Goods category. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. Revenue in our Travel category also increased by $3.6 million, which resulted from a $14.8 million increase in gross billings and an increase in the percentage of gross billings that we retained after deducting the merchant's share to 20.7% for the three months ended March 31, 2015, as compared to 20.0% for the three months ended March 31, 2014. Third party and other revenue in our Local category increased $3.6 million, which resulted from a $55.6 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 35.3% for the three months ended March 31, 2015, as compared to 38.8% for the three months ended March 31, 2014. This decrease in the percentage of gross billings that we retained after deducting the merchant's share reflects an increase in order discounts, which are reported as a reduction of revenue. Order discounts increased to $32.5 million for the three months ended March 31, 2015, as compared to $15.5 million in the prior year period. The overall increase in revenue in our North America segment was also due to an increase in active customers.
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
EMEA
EMEA segment revenue decreased by $14.7 million to $216.2 million for the three months ended March 31, 2015, as compared to $230.9 million for the three months ended March 31, 2014. The decrease in revenue primarily resulted from a $26.6 million decrease in third party and other revenue in our Local category and a $5.5 million decrease in third party revenue in our Goods category, partially offset by a $17.6 million increase in direct revenue from our Goods category.
The $26.6 million decrease in third party and other revenue from our Local category resulted from a $44.5 million decrease in gross billings, due to changes in foreign exchange rates, and a decrease in the percentage of third party and other gross billings that we retained after deducting the merchant's share to 37.9% for the three months ended March 31, 2015, as compared to 41.6% for the three months ended March 31, 2014. The $5.5 million decrease in third party revenue in our Goods category resulted from a $24.1 million decrease in gross billings, due to the shift to more direct revenue transactions as described above, and a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 17.2% for the three months ended March 31, 2015, as compared to 18.7% for the three months ended March 31, 2014. These decreases in the percentage of third party and other gross billings that we retained during the three months ended March 31, 2015 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We have been willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants.
The overall decrease in revenue in our EMEA segment was due to a decrease in gross billings per average active customer, partially offset by an increase in active customers and units sold. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015 was $43.9 million.
Rest of World
Rest of World segment revenue decreased by $12.2 million to $54.3 million for the three months ended March 31, 2015, as compared to $66.5 million for the three months ended March 31, 2014. Revenue from our Local category decreased by $8.7 million for the three months ended March 31, 2015, as compared to the prior year period, which resulted from a $12.9 million decrease in gross billings, primarily due to changes in foreign exchange rates, and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 30.4% for the three months ended March 31, 2015, as compared to 34.6% in the prior year period. Revenue from our Goods category decreased by $3.2 million for the three months ended March 31, 2015, as compared to the prior year period, due to a $2.8 million decrease in third party revenue, which resulted from a $13.0 million decrease in gross billings, primarily due to changes in foreign exchange rates, and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 20.6% for the three months ended March 31, 2015, as compared to 20.8% in the prior year period. In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States and EMEA. The decrease in revenue for our Rest of World segment was driven by a decrease in active customers and units sold for the three months ended March 31, 2015, as compared to the prior year period. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015 was $7.1 million.
Cost of Revenue
Cost of revenue on third party, direct revenue and other deals for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenue:
Third party	$47,423	$49,223
Direct	351,253	309,101
Other	4,274	4,579
Total cost of revenue	$402,950	$362,903
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue deals, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to gross billings during the period. As a result of the significant growth we have experienced from direct revenue transactions relative to our total gross billings for the three months ended March 31, 2015, as compared to the prior year period, an increased share of those allocable costs has been allocated to cost of direct revenue in our consolidated statement of operations for the three months ended March 31, 2015.
Cost of revenue increased by $40.0 million to $403.0 million for the three months ended March 31, 2015, as compared to $362.9 million for the three months ended March 31, 2014, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory, partially offset by a decrease in related shipping and fulfillment costs on direct revenue deals. We have undertaken a number of initiatives to reduce our shipping and fulfillment costs in order to improve the margins on direct revenue transactions in our Goods category. For example, to reduce the costs of external logistics providers, we have increased our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers. We are also continuing to refine our inventory management practices to better allocate inventories among warehouses in different geographic regions to reduce shipping distances to customers and increase units per transaction.
Cost of Revenue by Segment
Cost of revenue by segment for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$30,500	7.6%	$26,724	7.4%
Direct	254,892	63.2	224,670	61.9
Total segment cost of revenue	285,392	70.8	251,394	69.3
EMEA:
Third party	9,282	2.3	12,022	3.3
Direct	91,701	22.8	77,834	21.5
Total segment cost of revenue	100,983	25.1	89,856	24.8
Rest of World:
Third party	11,915	3.0	15,056	4.1
Direct	4,660	1.1	6,597	1.8
Total segment cost of revenue	16,575	4.1	21,653	5.9
Total cost of revenue	$402,950	100.0%	$362,903	100.0%
Cost of revenue by category and segment for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$26,088	$24,625	$5,180	$9,054	$4,120	$7,134	$35,388	$40,813

Goods:
Third party	214	161	1,785	1,753	6,206	6,667	8,205	8,581
Direct	254,892	224,670	91,701	77,834	4,660	6,597	351,253	309,101
Total	255,106	224,831	93,486	79,587	10,866	13,264	359,458	317,682

Travel:
Third party	4,198	1,938	2,317	1,215	1,589	1,255	8,104	4,408

Total cost of revenue	$285,392	$251,394	$100,983	$89,856	$16,575	$21,653	$402,950	$362,903

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
North America
North America cost of revenue increased by $34.0 million to $285.4 million for the three months ended March 31, 2015, as compared to $251.4 million for the three months ended March 31, 2014. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year period.

EMEA
EMEA cost of revenue increased by $11.1 million to $101.0 million for the three months ended March 31, 2015, as compared to $89.9 million for the three months ended March 31, 2014. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category. The favorable impact on cost of revenue from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015 was $21.4 million.
Rest of World
Rest of World cost of revenue decreased by $5.1 million to $16.6 million for the three months ended March 31, 2015, as compared to $21.7 million for the three months ended March 31, 2014. The decrease in cost of revenue was primarily due to the decrease in revenue from our Local and Goods categories. The favorable impact on cost of revenue from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015 was $2.1 million.
Gross Profit
Gross profit for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross profit:
Third party	$303,911	$343,856
Direct	38,982	21,612
Other	4,513	44
Total gross profit	$347,406	$365,512
Gross profit decreased by $18.1 million to $347.4 million for the three months ended March 31, 2015, as compared to $365.5 million for the three months ended March 31, 2014. This decrease in gross profit resulted from the $40.0 million increase in cost of revenue, partially offset by the $21.9 million increase in revenue during the three months ended March 31, 2015. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015 was $27.7 million.
Gross profit as a percentage of revenue decreased to 46.3% for the three months ended March 31, 2015, as compared to 50.2% for the three months ended March 31, 2014. The decrease in gross profit as a percentage of revenue during the three months ended March 31, 2015, as compared to the prior year period, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category, which typically have lower margins than deals in our Local and Travel categories. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $39.9 million to $303.9 million for the three months ended March 31, 2015, as compared to $343.9 million for the three months ended March 31, 2014. This decrease in gross profit resulted from the $41.7 million decrease in third party revenue. Gross profit as a percentage of revenue on third party revenue deals decreased to 86.5% for the three months ended March 31, 2015, as compared to 87.5% for the three months ended March 31, 2014.
Gross profit on direct revenue increased by $17.4 million to $39.0 million for the three months ended March 31, 2015, as compared to $21.6 million for the three months ended March 31, 2014. This increase in gross profit resulted from the $59.5 million increase in direct revenue to $390.2 million for the three months ended March 31, 2015, as compared to $330.7 million for the three months ended March 31, 2014, partially offset by the $42.2 million increase in cost of revenue on direct revenue deals to $351.3 million for the three months ended March 31, 2015, as compared to $309.1 million for the three months ended March 31, 2014. Gross profit as a percentage of revenue on direct revenue deals increased to 10.0% for the three months ended March 31, 2015, as compared to 6.5% for the three months ended March 31, 2014. The increase in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to lower shipping and fulfillment costs as a percentage of direct revenue, partially offset by increased cost of inventory sold as a percentage of direct revenue.

Gross Profit by Segment
Gross profit by segment for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$171,001	49.2%	$168,224	46.0%
Direct	23,489	6.8	11,444	3.2
Total gross profit	194,490	56.0	179,668	49.2
EMEA:
Third party	99,949	28.8	129,457	35.4
Direct	15,288	4.4	11,580	3.2
Total gross profit	115,237	33.2	141,037	38.6
Rest of World:
Third party	37,474	10.8	46,219	12.6
Direct	205	—	(1,412)	(0.4)
Total gross profit	37,679	10.8	44,807	12.2
Total gross profit	$347,406	100.0%	$365,512	100.0%
Gross profit by category and segment for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$154,776	$152,622	$77,356	$100,066	$26,161	$31,798	$258,293	$284,486

Goods:
Third party	434	1,160	10,193	15,722	6,407	8,776	17,034	25,658
Direct	23,489	11,444	15,288	11,580	205	(1,412)	38,982	21,612
Total	23,923	12,604	25,481	27,302	6,612	7,364	56,016	47,270

Travel:
Third party	15,791	14,442	12,400	13,669	4,906	5,645	33,097	33,756

Total gross profit	$194,490	$179,668	$115,237	$141,037	$37,679	$44,807	$347,406	$365,512

(1)	Includes gross profit from deals with local and national merchants and through local events.
North America
North America gross profit increased by $14.8 million to $194.5 million for the three months ended March 31, 2015, as compared to $179.7 million for the three months ended March 31, 2014. The increase in gross profit was comprised of a $11.3 million increase in our Goods category, a $2.2 million increase in our Local category and a $1.3 million increase in our Travel category.
EMEA
EMEA gross profit decreased by $25.8 million to $115.2 million for the three months ended March 31, 2015, as compared to $141.0 million for the three months ended March 31, 2014. The decrease in gross profit was comprised of a $22.7 million decrease in our Local category, a $1.8 million decrease in our Goods category and a $1.3 million decrease in our Travel category. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the three months ended March

31, 2015 was $22.5 million.
Rest of World
Rest of World gross profit decreased by $7.1 million to $37.7 million for three months ended March 31, 2015, as compared to $44.8 million for the three months ended March 31, 2014. The decrease in gross profit was comprised of a $5.6 million decrease in our Local category, a $0.8 million decrease in our Goods category and a $0.7 million decrease in our Travel category. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015 was $4.9 million.
Marketing
For the three months ended March 31, 2015 and 2014, marketing expense was $52.5 million and $69.2 million, respectively. Marketing expense by segment as a percentage of segment gross billings, segment revenue and total marketing expense for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing	2014	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$29,197	3.3%	6.1%	55.6%	$35,702	4.6%	8.3%	51.6%
EMEA	17,177	3.7	7.9	32.7	25,176	4.9	10.9	36.4
Rest of World	6,159	3.1	11.4	11.7	8,307	3.7	12.5	12.0
Total marketing	$52,533	3.4	7.0	100.0%	$69,185	4.5	9.5	100.0%
Marketing is the primary method by which we acquire customers and, as such, is an important element of our business. Marketing expense decreased by $16.7 million to $52.5 million for the three months ended March 31, 2015, as compared to $69.2 million for the three months ended March 31, 2014. Marketing expense as a percentage of gross billings and revenue of 3.4% and 7.0%, respectively, for the three months ended March 31, 2015, was lower than the 4.5% and 9.5%, respectively, for the three months ended March 31, 2014. We evaluate marketing expense as a percentage of gross billings and revenue because it gives us an indication of how well our marketing spend is driving gross billings and revenue growth. The favorable impact on marketing from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015 was $4.1 million.
Our marketing activities also include elements that are not presented as "Marketing" on our condensed consolidated statements of operations, such as order discounts, free shipping on qualifying merchandise sales and accepting lower margins on our deals.
North America
North America marketing expense decreased by $6.5 million to $29.2 million for the three months ended March 31, 2015, as compared to $35.7 million for the three months ended March 31, 2014. The decrease in marketing expense was primarily attributable to reduced spending on online marketing channels, such as search engine marketing and display advertising, partially offset by an increase in affiliate programs that utilize third parties to promote our deals online. The decrease in North America marketing expense as a percentage of gross billings and revenue, as compared to the prior year period, was attributable, in part, to a shift towards the increased use of order discounts as a promotional tool. The decrease also included a $1.9 million favorable impact from the forfeiture of customer credits originally issued in connection with marketing promotions, resulting from the termination of inactive accounts.

EMEA
EMEA marketing expense decreased by $8.0 million to $17.2 million for the three months ended March 31, 2015, as compared to $25.2 million for the three months ended March 31, 2014. The decrease in marketing expense was primarily due to reduced spending on online marketing channels, such as affiliate programs that utilize third parties to promote our deals online. The favorable impact on EMEA marketing from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015 was $3.4 million.
Rest of World
Rest of World marketing expense decreased by $2.1 million to $6.2 million for the three months ended March 31, 2015, as compared to $8.3 million for the three months ended March 31, 2014. The decrease in marketing expense was primarily due to reduced spending on online marketing channels, such as search engine marketing, display advertising and affiliate programs that utilize third parties to promote our deals online.
Selling, General and Administrative
Selling, general and administrative expense decreased by $11.1 million to $289.8 million for the three months ended March 31, 2015, as compared to $300.9 million for the three months ended March 31, 2014. The decrease included a $9.4 million decrease in wages and benefits (including stock-based compensation) within selling, general and administrative for the three months ended March 31, 2015, as compared to the prior year period. The favorable impact on selling, general and administrative expense from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015 was $22.2 million.
For the three months ended March 31, 2015, selling, general and administrative expense as a percentage of gross billings and revenue was 18.7% and 38.6%, respectively, as compared to 19.8% and 41.3%, respectively, for the three months ended March 31, 2014. While revenue increased by $21.9 million, or 3.0%, for the three months ended March 31, 2015, as compared to the prior year period, selling, general and administrative expense decreased by $11.1 million, or 3.7%. We are continuing to refine our sales management and administrative processes, including through automation and ongoing regionalization of back-office functions, in connection with our efforts to generate increased operating efficiencies.
Acquisition‑Related (Benefit) Expense, Net
For the three months ended March 31, 2015 and 2014, we incurred a net acquisition-related benefit of $0.3 million and net acquisition-related expense of $1.8 million, respectively. For the three months ended March 31, 2015, the net acquisition-related benefit primarily related to changes in the fair value of contingent consideration. For the three months ended March 31, 2014, the net acquisition-related expense primarily related to external transaction costs for business combinations. See Note 9 "Fair Value Measurements" for information about fair value measurements of contingent consideration arrangements.
Income (Loss) from Operations
Income from operations for the three months ended March 31, 2015 was $5.3 million, as compared to a loss from operations for the three months ended March 31, 2014 of $6.4 million. The change in income (loss) from operations for the three months ended March 31, 2015, as compared to the prior year period, was primarily due to the decrease in selling, general and administrative expense of $11.1 million and marketing expense of $16.7 million, partially offset by the decrease in gross profit of $18.1 million. The unfavorable impact on the income from operations from year-over-year changes in foreign exchange rates for the three months ended March 31, 2015 was $1.4 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, increased by $13.3 million to $24.7 million for the three months ended March 31, 2015, as compared to $11.4 million for the three months ended March 31, 2014. The increase in segment operating income was attributable to an increase in segment gross profit, partially offset by an increase in segment operating expenses.
EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, increased by $0.7 million to $19.7 million for the three months ended March 31, 2015, as compared to $18.9 million for the three months ended March 31, 2014. The increase in segment operating income was attributable to a decrease in segment operating expenses, partially offset by a decrease in segment gross profit.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related (benefit) expense, net, decreased by $7.8 million to a loss of $4.1 million for the three months ended March 31, 2015, as compared to a loss of $12.0 million for the three months ended March 31, 2014. The decrease in segment operating loss was attributable to a decrease in segment operating expenses, partially offset by an decrease in segment gross profit.
Other Expense, Net
Other expense, net was $19.9 million for the three months ended March 31, 2015, as compared to $0.8 million for the three months ended March 31, 2014. The current period loss was primarily comprised of $19.5 million in foreign currency transaction losses. The foreign currency transaction losses primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the significant decline in the Euro against the U.S. dollar from an exchange rate of 1.2152 on December 31, 2014 to 1.0726 on March 31, 2015. For the three months ended March 31, 2014, other expense, net was primarily comprised of $0.4 million of other-than-temporary impairments related to minority investments and $0.7 million of foreign currency transaction losses.
Provision for Income Taxes
For the three months ended March 31, 2015 and 2014, we recorded income tax expense from continuing operations of $2.1 million and $14.6 million, respectively.
The effective tax rate was (14.4)% for the three months ended March 31, 2015, as compared to (202.2)% for the three months ended March 31, 2014. Significant factors impacting our effective tax rate for the three months ended March 31, 2015 and 2014 included losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
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
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. As of March 31, 2015, we believe that it is reasonably possible that changes of up to $19.0 million in unrecognized tax benefits may occur within the next 12 months.
Income (Loss) from Discontinued Operations
On March 30, 2015, our Board of Directors approved a transaction that would result in the deconsolidation of Ticket Monster and, accordingly, its assets and liabilities are classified as held for sale in the accompanying condensed consolidated balance sheets. Under the proposed transaction, we would sell the holding company that owns all of the outstanding shares of Ticket Monster to a newly formed limited partnership ("Newco") in exchange for $285.0 million in cash consideration and a minority limited partner interest in Newco. We entered into a definitive agreement with an investor group on April 19, 2015 and the proposed transaction is expected to close during the three months ending June 30, 2015. The pre-tax gain that we expect to recognize upon closing of the proposed transaction will be determined based on the net book value of Ticket Monster at the closing date and completion of a valuation of the minority investment in Newco that we will receive. Based on information currently available to us, we anticipate recognizing a pre-tax gain within discontinued operations ranging from $195.0 million to $205.0 million. However, that estimate is subject to change based on information that may become available to us in a future period.
A component of an entity is reported as a discontinued operation if its disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We analyzed the quantitative and qualitative factors relevant to Ticket Monster and the disposition transaction and determined that those conditions for discontinued operations presentation have been met. As such, the financial results of Ticket Monster are reported within discontinued operations in the condensed consolidated financial statements. The prior period condensed consolidated financial statements as of December 31, 2014 and for the three months ended March 31, 2014 have been retrospectively adjusted to reflect this presentation.

Gross billings from Ticket Monster increased by $54.1 million to $350.6 million for the three months ended March 31, 2015, as compared to $296.5 million for the three months ended March 31, 2014. The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Third party and other revenue	$17,883	$28,727
Direct revenue	24,823	495
Third party and other cost of revenue	(9,524)	(8,549)
Direct cost of revenue	(25,949)	(464)
Marketing expense	(5,023)	(9,739)
Selling, general and administrative expense	(22,763)	(24,059)
Other income, net	61	—
Loss from discontinued operations before benefit from income taxes	(20,492)	(13,589)
Benefit from income taxes	26,776	—
Income (loss) from discontinued operations, net of tax	$6,284	$(13,589)

We recognized an income tax benefit from discontinued operations of $26.8 million for the three months ended March 31, 2015. The tax benefit resulted from the recognition of a deferred tax asset related to the excess of the tax basis over the financial reporting basis of our investment in Ticket Monster upon meeting the criteria for held-for-sale classification. That excess tax basis will result in a lower taxable gain upon closing of the proposed disposal transaction. No tax benefits were recognized in relation to Ticket Monster's pre-tax losses for the three months ended March 31, 2015 and 2014 because valuation allowances have been provided against the related net deferred tax assets.

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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that comprises net loss from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and acquisition-related expense (benefit), net. We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Loss from continuing operations" for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Loss from continuing operations	$(16,739)	$(21,774)
Adjustments:
Stock-based compensation(1)	35,144	22,911
Acquisition-related (benefit) expense, net(2)	(269)	1,785
Depreciation and amortization	32,200	27,433
Other expense, net	19,927	840
Provision for income taxes	2,107	14,570
Total adjustments	89,109	67,539
Adjusted EBITDA	$72,370	$45,765

(1)	Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing" on the condensed consolidated statements of operations.

(2)
Represents changes in the fair value of contingent consideration related to business combinations and external transaction costs related to business combinations, primarily consisting of legal and advisory fees.

Free cash flow. Free cash flow is a non-GAAP financial measure that comprises net cash provided by operating activities from continuing operations less purchases of property and equipment and capitalized software from continuing operations. We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from continuing operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal use and website development costs are necessary components of our ongoing operations. Due to the impact of seasonality on our cash flows, we also use trailing twelve months free cash flow to conduct and evaluate our business. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period.
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

The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by (used in) operating activities from continuing operations," for the three months and trailing twelve months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Trailing Twelve Months Ended March 31,
	2015	2014	2015	2014
Net cash provided by (used in) operating activities from continuing operations	$40,711	$(14,574)	$307,782	$195,098
Purchases of property and equipment and capitalized software from continuing operations	(18,294)	(16,093)	(85,761)	(65,130)
Free cash flow	$22,417	$(30,667)	$222,021	$129,968

Net cash used in investing activities from continuing operations	$(19,443)	$(62,994)	$(105,821)	$(128,630)
Net cash used in financing activities	$(32,942)	$(41,492)	$(185,606)	$(113,847)
Foreign exchange rate neutral operating results. Foreign exchange rate neutral operating results show current period operating results as if foreign currency exchange rates had remained the same as those in effect in the prior year period. These measures are intended to facilitate comparisons to our historical performance. For a reconciliation of foreign exchange rate neutral operating results to the most comparable U.S. GAAP financial measure, see "Results of Operations" above.
Liquidity and Capital Resources
As of March 31, 2015, we had $975.5 million in cash and cash equivalents, which primarily consisted of cash, money market accounts and overnight securities. We also had $29.6 million of cash classified within current assets held for sale as of March 31, 2015.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows provided by operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. We generated positive cash flow from operations for the three months ended March 31, 2015 and we expect cash flows from operations to be positive in annual periods for the foreseeable future. We generally use this cash flow to fund our operations, make acquisitions, purchase capital assets, purchase treasury stock and meet our other cash operating needs. Cash flow provided by (used in) operations, including discontinued operations, was $16.4 million and $(20.7) million for the three months ended March 31, 2015 and 2014, respectively.
We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of March 31, 2015, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $335.2 million (approximately $364.8 million including cash classified within current assets held for sale). We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In August 2014, we entered into a three-year senior secured revolving credit agreement (the "Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million. Borrowings under the Credit Agreement bear interest, at our option, at a rate per annum equal to the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the Credit Agreement) plus an additional margin ranging between 0.25% and 2.00%. We are required to pay quarterly commitment fees ranging from 0.20% to 0.35% per annum of the average daily amount available under the Credit Agreement. The Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $250.0 million. Under the terms of the Credit Agreement, we are required to maintain, as of the last day of each fiscal quarter, unrestricted cash of at least $400.0 million, including $200.0 million in accounts held with lenders under the Credit Agreement or their affiliates. The Credit Agreement also contains various other operating and financial covenants. No borrowings are currently outstanding under the Credit Agreement and we were in compliance with all covenants as of March 31, 2015.
Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for at least the next twelve months.

Uses of Cash
In order to support our current and future expansion, we expect to continue to make significant investments in our technology platforms and business processes, as well as internal tools aimed at improving the efficiency of our operations. We will also continue to invest in sales and marketing as we seek to grow both the number of active deals available through our online local marketplaces and the volume of transactions through those marketplaces.
The Board of Directors previously authorized us to purchase up to $300.0 million of our outstanding Class A common stock through August 2015. As of March 31, 2015, up to $83.0 million of Class A common stock remains available for repurchase under that share repurchase program. In April 2015, we announced that our Board of Directors approved a new share repurchase program, that authorizes us to repurchase up to an additional $300.0 million of its Class A common stock through August 2017, including up to $90 million in accelerated repurchases through privately negotiated transactions, block trades, an accelerated share repurchase program or other similar arrangements. The new share repurchase program is subject to, and will be effective upon, the closing of the Ticket Monster transaction, as discussed in Note 2, "Discontinued Operations," and Note 12, "Subsequent Event." The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the programs may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so. During the three months ended March 31, 2015, we purchased 2.4 million shares of Class A common stock for an aggregate purchase price of $18.5 million (including fees and commissions) under the previously authorized share repurchase program.
We expect to use the net proceeds from the proposed transaction to sell a controlling stake in Ticket Monster for stock repurchases under the new share repurchase program described above and general corporate purposes. See Note 2 "Discontinued Operations" and Note 12, Subsequent Event" for further information.
We currently plan to fund investments in business acquisitions, strategic minority investments, technology, and sales and marketing, as well as our share repurchase programs, with our available cash and cash equivalents, cash expected to be received upon the completion of the proposed sale of a controlling stake in Ticket Monster, and cash flows generated from our operations. We also have the ability to borrow funds under the Credit Agreement, described above, although we have no immediate plans to do so. We may also seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for future acquisitions or other strategic investment opportunities.

Cash Flow
Our net cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations	$40,711	$(14,574)
Operating activities from discontinued operations	(24,355)	(6,143)
Operating activities	16,356	(20,717)
Investing activities from continuing operations	(19,443)	(62,994)
Investing activities from discontinued operations	(624)	(75,614)
Investing activities	(20,067)	(138,608)
Financing activities	(32,942)	(41,492)
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets held for sale	(30,199)	(831)
Net decrease in cash and cash equivalents, including cash classified within current assets held for sale	(66,852)	(201,648)
Less: Net (decrease) increase in cash classified within current assets held for sale	(25,722)	18,006
Net decrease in cash and cash equivalents	$(41,130)	$(219,654)
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
For the three months ended March 31, 2015, our net cash provided by operating activities from continuing operations was $40.7 million, which consisted of a $64.2 million net increase for certain non-cash items, partially offset by a $16.7 million net loss from continuing operations and a $6.7 million net decrease related to changes in working capital. The net decrease in cash resulting from changes in working capital activities primarily consisted of a $17.0 million decrease in accrued merchant and supplier payables, an $8.9 million increase in accounts receivable, a $2.5 million decrease in accrued expenses and other current liabilities and a $2.5 million increase in prepaid expenses and other current assets, partially offset by an $18.7 million net increase from other items, which includes $19.5 million of foreign currency transaction losses, primarily related to intercompany balances denominated in foreign currencies, a $3.2 million decrease in restricted cash and a $2.2 million increase in accounts payable. The $17.0 million decrease in accrued merchant and supplier payables was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2014. The net adjustments for certain non-cash items include $32.2 million of depreciation and amortization expense and $35.1 million of stock-based compensation expense, partially offset by $2.9 million of excess tax benefits on stock-based compensation. For the three months ended March 31, 2015, net cash used in operating activities from discontinued operations was $24.4 million, which consisted of an $18.6 million net decrease for certain non-cash items and a $12.1 million net decrease related to changes in working capital, partially offset by $6.3 million of net income from discontinued operations. Non-cash items primarily consisted of a $26.8 million deferred tax benefit, partially offset by $6.3 million of amortization relating to acquired intangible assets.
For the three months ended March 31, 2014, our net cash used in operating activities from continuing operations was $14.6 million, which consisted of a $38.2 million net decrease related to changes in working capital and a $21.8 million net loss from continuing operations, partially offset by a $45.4 million net increase for certain non-cash items. The net decrease in cash resulting from changes in working capital activities primarily consisted of a $33.5 million decrease in accrued merchant and supplier payables, a $20.8 million increase in accounts receivable and a $2.2 million decrease in accrued expenses and other current liabilities, partially offset by a $9.5 million net increase from other items, which includes $0.7 million of foreign currency transaction losses, primarily related to intercompany balances denominated in foreign currencies, a $3.5 million decrease in restricted cash, a $3.0 million decrease in prepaid expenses and other current assets and a $2.3 million increase in accounts payable. The $33.5 million decrease in accrued merchant and supplier payables was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2013. The net adjustments for certain non-cash items include $27.4 million of depreciation and amortization expense and $22.9 million of stock-based compensation expense, partially offset by $5.9 million of excess tax benefits on stock-based compensation. For the three months ended March 31, 2014, net cash used in operating activities from discontinued operations was $6.1 million, which primarily resulted from the $13.6 million net loss from discontinued operations and a $0.6 million net decrease related to changes in working capital, partially offset by an $8.1 million net increase for certain non-cash items, primarily attributable to $6.7 million of amortization relating to acquired intangible assets.
Cash Used in Investing Activities
Cash used in investing activities primarily consists of capital expenditures, acquisitions of businesses and minority investments.
For the three months ended March 31, 2015, our net cash used in investing activities from continuing operations of $19.4 million consisted of $18.3 million in capital expenditures, including capitalized internally-developed software, $0.8 million in net cash paid for an acquisition and $0.3 million related to the settlement of a liability for the purchase of additional interests in a consolidated subsidiary.
For the three months ended March 31, 2014, our net cash used in investing activities from continuing operations of $63.0 million consisted of $42.3 million in net cash paid for an acquisition, $16.1 million in capital expenditures, including capitalized internally-developed software, and $4.6 million in purchases of investments. For the three months ended March 31, 2014, our $75.6 million of net cash used in investing activities from discontinued operations primarily consisted of $75.4 million in cash paid for Ticket Monster, net of cash acquired.
Cash Used in Financing Activities
For the three months ended March 31, 2015, our net cash used in financing activities of $32.9 million was driven primarily by purchases of treasury stock under our share repurchase program of $18.0 million and taxes paid related to net share settlements of stock-based compensation awards of $14.6 million. Our net cash used in financing activities was also due to payments of capital lease obligations of $3.6 million and partnership distributions to noncontrolling interest holders of $1.6 million, partially offset by $2.9 million of excess tax benefits related to stock-based compensation and $1.9 million of proceeds from stock option exercises and our employee stock purchase plan.
For the three months ended March 31, 2014, our net cash used in financing activities of $41.5 million was driven primarily by purchases of treasury stock under our share repurchase program of $29.8 million and taxes paid related to net share settlements of stock-based compensation awards of $14.1 million. Our net cash used in financing activities was also due to settlements of purchase price obligations related to acquisitions of $3.1 million, partnership distributions to noncontrolling interest holders of $2.1 million and payments of capital lease obligations of $0.9 million, partially offset by $5.9 million of excess tax benefits related to stock-based compensation and $2.8 million of proceeds from stock option exercises and our employee stock purchase plan.
Free Cash Flow
Free cash flow, a non-GAAP financial measure, was $22.4 million, and $(30.7) million for the three months ended March 31, 2015 and 2014, respectively.  The increase in free cash flow for the three months ended March 31, 2015, as compared to the prior year period, was due to the $55.3 million increase in our operating cash flows from continuing operations. Free cash flow was $222.0 million and $130.0 million for the trailing twelve months ended March 31, 2015 and 2014, respectively. The increase in free cash flow for the trailing twelve months ended March 31, 2015, as compared to the prior year period, was due to the $112.7 million increase in our trailing twelve months operating cash flows from continuing operations. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2015 did not materially change from the amounts set forth in our 2014 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2015.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 13, 2015.
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
We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of March 31, 2015, our market capitalization of $4.9 billion substantially exceeded our consolidated net book value of $769.0 million.
Our EMEA segment has historically included the following four reporting units: Northern EMEA, Southern EMEA, Western EMEA, and Eastern/Central EMEA. During the three months ended March 31, 2015, we undertook an internal reorganization that combined our operations in Western EMEA and Eastern/Central EMEA into a single reporting unit. As a result, the Company's EMEA segment currently has three reporting units: Northern EMEA, Southern EMEA, and Western/Eastern/Central (WEC) EMEA. We performed a qualitative assessment of potential goodwill impairment for the WEC EMEA reporting unit upon completion of the reorganization and also performed separate qualitative assessments of potential goodwill impairment for the Western EMEA and Eastern/Central EMEA reporting units immediately prior to the reorganization. Additionally, we performed a qualitative assessment of potential goodwill impairment for our APAC reporting unit excluding Ticket Monster, which was classified as held-for-sale effective March 30, 2015. Based on those assessments, which considered current market conditions, recent business performance, growth achieved since the related goodwill was acquired, and the results of quantitative impairment tests performed in recent periods, we determined that the likelihood of a goodwill impairment did not reach the more-likely-than-not threshold specified in U.S. GAAP. Accordingly, we concluded that goodwill related to those reporting units was not impaired as of March 31, 2015 and further quantitative testing was not required to be performed.
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
Long-lived assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Long-lived assets are not depreciated or amortized while classified as held for sale. The assets and liabilities of Ticket Monster met the criteria for classification as held for sale on March 30, 2015. The estimated fair value of Ticket Monster, less cost to sell, significantly exceeded its net carrying amount as of March 31, 2015.
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

For purposes of assessing whether it is more-likely-than-not that our deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $936.2 million and $922.0 million as of March 31, 2015 and December 31, 2014, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. We have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences, through taxable income in carryback years for the applicable jurisdictions or based on projections of future income for those jurisdictions in a cumulative income position for the most recent three-year period. Due to our cumulative losses in many jurisdictions outside of the United States, we have recognized valuation allowances against deferred tax assets that are not supported by objective sources of taxable income. As of March 31, 2015, we have not recognized significant deferred tax assets without a valuation allowance outside of the United States when the only sources of taxable income are projected future earnings or tax planning strategies. For certain jurisdictions where applicable tax law imposes limitations that may prevent us from realizing our deferred tax assets through the scheduled reversal of taxable temporary differences, we have recorded valuation allowances in excess of the net deferred tax asset balances.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, Korean won, British pound sterling, Japanese yen, Swiss Franc and Brazilian real, which exposes us to foreign currency risk. For the three months ended March 31, 2015, we derived approximately 28.8% and 7.2% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of March 31, 2015 and December 31, 2014.
As of March 31, 2015, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $41.2 million, excluding Ticket Monster which has been classified as held for sale. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $4.1 million. This compares to a $75.7 million working capital deficit subject to foreign currency exposure as of December 31, 2014, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $7.6 million, excluding Ticket Monster.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In August 2014, the Company entered into a three-year Credit Agreement that provides for aggregate principal borrowings up to $250.0 million. As of March 31, 2015, there were no borrowings outstanding under the Credit Agreement. Because our Credit Agreement bears interest at a variable rate, we will be exposed to market risk relating to changes in interest rates if we draw down under the Credit Agreement. We also have long-term borrowings, which consist of $19.1 million of long-term capital lease obligations, and investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We believe that the interest rate risk on the long-term capital lease obligations and investments is not significant.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2015.

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
Based on this evaluation, our management concluded that, as of March 31, 2015, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the first quarter of 2015, we completed the implementation of a new warehouse management system ("WMS") at our Goods fulfillment center in Hebron, Kentucky. The implementation of our new WMS system was not made in response to any identified deficiency or weakness in our internal controls over financial reporting. The implementation was subject to various testing and review procedures prior to and after execution. We have updated our internal controls over financial reporting, as necessary, to accommodate any modifications to our business processes or accounting procedures due to the implementation. Management does not believe that the implementation has had an adverse effect on our internal controls over financial reporting and will continue to monitor, test and evaluate the WMS system during the post-implementation period to ensure that adequate controls over financial reporting continue to be maintained.
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 6 "Commitments and Contingencies" to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on the Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2015, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
In August 2013, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase up to $300.0 million of our outstanding Class A common stock through August 2015.  The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.  We will fund the repurchases through cash on hand and future cash flow.  Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so.
During the three months ended March 31, 2015, we purchased 2,417,700 shares of Class A common stock for an aggregate purchase price of $18.5 million (including fees and commissions) under the share repurchase program. A summary of our Class A common stock repurchases during the three months ended March 31, 2015 under the repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2015	821,400	$7.46	821,400	$95,404,107
February 1-28, 2015	746,600	$7.76	746,600	$89,608,841
March 1-31, 2015	849,700	$7.78	849,700	$82,999,606
Total	2,417,700	$7.67	2,417,700	$82,999,606
The following table provides information about purchases of shares of our Class A common stock during the three months ended March 31, 2015 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2015	538,448	$7.94	—	—
February 1-28, 2015	966,502	$7.96	—	—
March 1-31, 2015	447,201	$7.66	—	—
Total	1,952,151	$7.88	—	—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

ITEM 5. OTHER INFORMATION
On May 4, 2015, the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") approved an annual base salary of $1.00 for Eric Lefkofsky, the Company's Chief Executive Officer. The Compensation Committee also approved a restricted stock unit ("RSU") award for Mr. Lefkofsky. The RSU award will have a grant date fair value of $7 million, with the number of RSUs to be calculated based on the closing price per share of the Company's Class A common stock on the Nasdaq Global Select Market on May 8, 2015. These RSUs will vest 100% on April 1, 2016, subject to Mr. Lefkofsky continuing to serve as the Chief Executive Officer and/or the Chairman of the Board of Directors of the Company on such date. In addition, on May 4, 2015, the Company and Mr. Lefkofsky entered into a letter agreement memorializing certain other benefits Mr. Lefkofsky will receive or continue to receive during his tenure as Chief Executive Officer and/or if he becomes Chairman of the Board of Directors. The letter agreement is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
On May 4, 2015, the Compensation Committee also approved RSU awards for Jason Child, Chief Financial Officer of the Company, Dane Drobny, General Counsel of the Company, and Sri Viswanath, Chief Technology Officer of the Company.  Mr. Child received an award of 161,785 RSUs, of which 37,759 units will vest quarterly over a one-year period starting March 31, 2016 and 124,026 units will vest quarterly over a one-year period starting March 31, 2017. Mr. Drobny received an award of 40,000 RSUs, all of which will vest on January 1, 2018. Mr. Viswanath received an award of 100,000 RSUs, of which 8,504 units will vest quarterly over a one-year period starting March 31, 2016 and 91,496 units will vest quarterly over a one-year period starting March 31, 2017. In each case, the vesting of the RSU awards is subject to the officer’s continued employment on the applicable vesting date.
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of May 2015.

GROUPON, INC.
By:	/s/ Jason E. Child
	Name:	Jason E. Child
	Title:	Chief Financial Officer

EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement, dated as of March 11, 2013, between the Company and Sri Viswanath**
10.2	Letter Agreement, dated as of May 4, 2015, between the Company and Eric Lefkofsky**
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data file

**    Management contract or compensatory plan or arrangement.

_____________________________________