Form 10-Q
period 2015-06-30
Groupon, Inc.
filed 2015-08-07
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Yes             No  ☒
As of August 5, 2015, there were 651,931,498 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

______________________________________________________

PART I
FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, volatility in our revenue and operating results; risks related to our business strategy including our marketing strategy and spend; effectively dealing with challenges arising from our international operations, including fluctuations in currency exchange rates; retaining existing customers and adding new customers; retaining and adding new and high quality merchants; cyber security breaches; incurring expenses as we expand our business; competing successfully in our industry; maintaining favorable payment terms with our business partners; providing a strong mobile experience for our customers; delivery and routing of our emails; maintaining a strong brand; managing inventory and order fulfillment risks; integrating our technology platforms; managing refund risks; retaining, attracting and integrating members of our executive team; litigation; compliance with domestic and foreign laws and regulations, including the CARD Act and regulation of the Internet and e-commerce; tax liabilities; tax legislation; maintaining our information technology infrastructure; protecting our intellectual property; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; seasonality; payment-related risks; customer and merchant fraud; global economic uncertainty; our ability to raise capital if necessary; and those risks and other factors discussed in Part I, "Item 1A: Risk Factors" of our 2014 Annual Report on Form 10-K, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,110,148	$1,016,634
Accounts receivable, net	95,311	90,597
Deferred income taxes	18,462	16,271
Prepaid expenses and other current assets	173,446	192,382
Current assets held for sale	—	85,445
Total current assets	1,397,367	1,401,329
Property, equipment and software, net	173,426	176,004
Goodwill	231,461	236,756
Intangible assets, net	23,846	30,609
Investments (including $135.4 million and $7.4 million at June 30, 2015 and December 31, 2014, respectively, at fair value)	150,018	24,298
Deferred income taxes, non-current	24,219	41,323
Other non-current assets	20,489	16,173
Non-current assets held for sale	—	301,105
Total Assets	$2,020,826	$2,227,597
Liabilities and Equity
Current liabilities:
Accounts payable	$16,273	$13,822
Accrued merchant and supplier payables	699,765	772,156
Accrued expenses	220,048	214,260
Deferred income taxes	29,815	31,998
Other current liabilities	123,092	127,121
Current liabilities held for sale	—	166,239
Total current liabilities	1,088,993	1,325,596
Deferred income taxes, non-current	9,083	773
Other non-current liabilities	130,004	129,531
Non-current liabilities held for sale	—	6,753
Total Liabilities	1,228,080	1,462,653
Commitments and contingencies (see Note 7)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 709,198,287 shares issued and 660,206,739 shares outstanding at June 30, 2015 and 699,008,084 shares issued and 671,768,980 shares outstanding at December 31, 2014	71	70
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,902,892	1,847,420
Treasury stock, at cost, 48,991,548 shares at June 30, 2015 and 27,239,104 shares at December 31, 2014	(339,626)	(198,467)
Accumulated deficit	(827,149)	(921,960)
Accumulated other comprehensive income	55,688	35,763
Total Groupon, Inc. Stockholders' Equity	791,876	762,826
Noncontrolling interests	870	2,118
Total Equity	792,746	764,944
Total Liabilities and Equity	$2,020,826	$2,227,597

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Third party and other	$340,846	$372,504	$700,967	$770,206
Direct	397,549	343,707	787,784	674,420
Total revenue	738,395	716,211	1,488,751	1,444,626
Cost of revenue:
Third party and other	47,545	48,757	99,242	102,559
Direct	353,843	301,044	705,096	610,145
Total cost of revenue	401,388	349,801	804,338	712,704
Gross profit	337,007	366,410	684,413	731,922
Operating expenses:
Marketing	57,007	57,699	109,540	126,884
Selling, general and administrative	288,721	305,738	578,568	606,644
Acquisition-related expense, net	505	597	236	2,382
Total operating expenses	346,233	364,034	688,344	735,910
(Loss) income from operations	(9,226)	2,376	(3,931)	(3,988)
Other income (expense), net	2,941	(1,023)	(16,986)	(1,863)
(Loss) income from continuing operations before provision for income taxes	(6,285)	1,353	(20,917)	(5,851)
Provision for income taxes	8,982	12,045	11,089	26,615
Loss from continuing operations	(15,267)	(10,692)	(32,006)	(32,466)
Income (loss) from discontinued operations, net of tax	127,179	(10,230)	133,463	(23,819)
Net income (loss)	111,912	(20,922)	101,457	(56,285)
Net income attributable to noncontrolling interests	(2,828)	(1,953)	(6,646)	(4,385)
Net income (loss) attributable to Groupon, Inc.	$109,084	$(22,875)	$94,811	$(60,670)

Basic net income (loss) per share:
Continuing operations	$(0.03)	$(0.02)	$(0.06)	$(0.05)
Discontinued operations	0.19	(0.01)	0.20	(0.04)
Basic net income (loss) per share	$0.16	$(0.03)	$0.14	$(0.09)

Diluted net income (loss) per share:
Continuing operations	$(0.03)	$(0.02)	$(0.06)	$(0.05)
Discontinued operations	0.19	(0.01)	0.20	(0.04)
Diluted net income (loss) per share	$0.16	$(0.03)	$0.14	$(0.09)

Weighted average number of shares outstanding
Basic	671,630,169	675,538,392	674,006,553	678,958,541
Diluted	671,630,169	675,538,392	674,006,553	678,958,541

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss from continuing operations	$(15,267)	$(10,692)	$(32,006)	$(32,466)
Other comprehensive income (loss) from continuing operations:
Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	(3,376)	46	7,331	(1,178)
Reclassification adjustment included in loss from continuing operations	4,401	—	4,401	—
Net change in unrealized gain (loss)	1,025	46	11,732	(1,178)
Amortization of pension net actuarial loss to earnings (net of tax effect of $5 for the three months ended June 30, 2015 and $10 for the six months ended June 30, 2015)	27	—	53	—
Unrealized gain (loss) on available-for-sale securities (net of tax effect of $24 and $(45) for the three months ended June 30, 2015 and 2014, respectively, and $107 and $(225) for the six months ended June 30, 2015 and 2014, respectively)	39	(73)	176	(374)
Other comprehensive (loss) income from continuing operations	1,091	(27)	11,961	(1,552)
Comprehensive loss from continuing operations	(14,176)	(10,719)	(20,045)	(34,018)

Income (loss) from discontinued operations	127,179	(10,230)	133,463	(23,819)
Other comprehensive income (loss) from discontinued operations - Foreign currency translation adjustments:
Net unrealized (loss) gain during the period (net of tax effects of $(1,428) and $0 for the three and six months ended June 30, 2015, respectively)	(1,932)	12,638	(4,349)	9,250
Reclassification adjustment included in net income (loss) from discontinued operations	12,313	—	12,313	—
Net change in unrealized gain (loss)	10,381	12,638	7,964	9,250
Comprehensive income (loss) from discontinued operations	137,560	2,408	141,427	(14,569)

Comprehensive income (loss)	123,384	(8,311)	121,382	(48,587)
Comprehensive income attributable to noncontrolling interests	(2,828)	(1,872)	(6,646)	(4,201)
Comprehensive income (loss) attributable to Groupon, Inc.	$120,556	$(10,183)	$114,736	$(52,788)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Groupon Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2014	701,408,060	$70	$1,847,420	(27,239,104)	$(198,467)	$(921,960)	$35,763	$762,826	$2,118	$764,944
Net income	—	—	—	—	—	94,811	—	94,811	6,646	101,457
Foreign currency translation, net of tax	—	—	—	—	—	—	19,696	19,696	—	19,696
Amortization of pension net actuarial loss to earnings, net of tax	—	—	—	—	—	—	53	53	—	53
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	176	176	—	176
Issuance of unvested restricted stock	984,843	—	—	—	—	—	—	—	—	—
Exercise of stock options	398,720	—	375	—	—	—	—	375	—	375
Vesting of restricted stock units	12,345,592	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	328,644	—	1,824	—	—	—	—	1,824	—	1,824
Tax withholdings related to net share settlements of stock-based compensation awards	(3,867,596)	—	(28,955)	—	—	—	—	(28,955)	—	(28,955)
Stock-based compensation on equity-classified awards	—	—	83,632	—	—	—	—	83,632	—	83,632
Tax shortfalls, net of excess tax benefits, on stock-based compensation awards	—	—	(1,403)	—	—	—	—	(1,403)	—	(1,403)
Purchases of treasury stock	—	—	—	(21,752,444)	(141,159)	—	—	(141,159)	—	(141,159)
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(7,894)	(7,894)
Balance at June 30, 2015	711,598,263	$71	$1,902,892	(48,991,548)	$(339,626)	$(827,149)	$55,688	$791,876	$870	$792,746

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income (loss)	$101,457	$(56,285)
Less: Income (loss) from discontinued operations, net of tax	133,463	(23,819)
Loss from continuing operations	(32,006)	(32,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	53,766	43,376
Amortization of acquired intangible assets	9,806	11,081
Stock-based compensation	73,629	52,649
Deferred income taxes	(50)	516
Excess tax benefits on stock-based compensation	(6,226)	(9,932)
Loss on equity method investments	—	368
Gain from changes in fair value of contingent consideration	(703)	(39)
Gain from changes in fair value of investment	(450)	—
Impairments of investments	—	588
Change in assets and liabilities, net of acquisitions:
Restricted cash	3,163	1,672
Accounts receivable	(10,282)	(22,220)
Prepaid expenses and other current assets	(6,447)	4,157
Accounts payable	(6,315)	(7,468)
Accrued merchant and supplier payables	(50,533)	(68,484)
Accrued expenses and other current liabilities	6,045	(28,956)
Other, net	17,309	12,059
Net cash provided by (used in) operating activities from continuing operations	50,706	(43,099)
Net cash used in operating activities from discontinued operations	(17,373)	(365)
Net cash provided by (used in) operating activities	33,333	(43,464)
Investing activities
Purchases of property and equipment and capitalized software	(40,746)	(44,805)
Acquisitions of businesses, net of acquired cash	(3,120)	(45,397)
Purchases of investments	(5,000)	(4,599)
Proceeds from sale of investment	1,231	—
Settlement of liability related to purchase of additional interest in consolidated subsidiary	(349)	—
Purchases of intangible assets	—	(350)
Net cash used in investing activities from continuing operations	(47,984)	(95,151)
Net cash provided by (used in) investing activities from discontinued operations	244,470	(77,955)
Net cash provided by (used in) investing activities	196,486	(173,106)
Financing activities
Payments for purchases of treasury stock	(136,115)	(135,474)
Excess tax benefits on stock-based compensation	6,226	9,932
Taxes paid related to net share settlements of stock-based compensation awards	(27,301)	(24,306)
Common stock issuance costs in connection with acquisition of business	—	(158)
Settlements of purchase price obligations related to acquisitions	—	(3,136)
Proceeds from stock option exercises and employee stock purchase plan	2,199	3,076
Partnership distribution payments to noncontrolling interest holders	(7,894)	(4,093)
Payment of contingent consideration related to acquisitions	(382)	—
Payments of capital lease obligations	(7,902)	(2,086)
Net cash used in financing activities	(171,169)	(156,245)
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets held for sale	(20,415)	431
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	38,235	(372,384)
Less: Net (decrease) increase in cash classified within current assets held for sale	(55,279)	22,675
Net increase (decrease) in cash and cash equivalents	93,514	(395,059)
Cash and cash equivalents, beginning of period	1,016,634	1,240,472
Cash and cash equivalents, end of period	$1,110,148	$845,413

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	$7,245	$7,933
Shares issued to settle liability-classified awards and contingent consideration	—	1,041
Liability for purchases of treasury stock	5,418	1,732
Contingent consideration liabilities incurred in connection with acquisitions	—	4,006
Liability for purchase consideration	250	359
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	2,598	11,629
Minority investment recognized in connection with disposition of Ticket Monster	122,075	—
Discontinued operations:
Issuance of common stock in connection with acquisition of Ticket Monster	—	162,862
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	—	599
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
In January 2014, the Company acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster, Inc. ("Ticket Monster"), for total consideration of $259.4 million, consisting of $96.5 million in cash and $162.9 million of Class A common stock. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster were previously reported in the Company's Rest of World segment. On May 27, 2015, the Company sold a controlling stake in Ticket Monster that resulted in its deconsolidation. The financial results of Ticket Monster, including the gain on disposition and related tax effects, are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014. Additionally, the assets and liabilities of Ticket Monster are presented as held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2014. See Note 2, "Discontinued Operations," for additional information.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's condensed consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control and variable interest entities for which the Company has determined that it is the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as "Noncontrolling interests." Equity investments in entities in which the Company does not have a controlling financial interest are accounted for under the equity method, the cost method, the fair value option or as available-for-sale securities, as appropriate.

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
2. DISCONTINUED OPERATIONS
On May 27, 2015, the Company sold a controlling stake in Ticket Monster to an investor group. See Note 5, "Investments," for information about this transaction. The Company recognized a pre-tax gain on the disposition of $202.2 million ($138.0 million net of tax), which represents the excess of (a) the $398.8 million in net consideration received, consisting of (i) $285.0 million in cash proceeds and (ii) the $122.1 million fair value of its retained minority investment, less (iii) $8.3 million in transaction costs, over (b) the sum of (i) the $184.3 million net book value of Ticket Monster upon the closing of the transaction and (ii) Ticket Monster's $12.3 million cumulative translation loss, which was reclassified to earnings.
The Company adopted the guidance in Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, on January 1, 2015 for disposal transactions that occur on or after that date. Under that guidance, a component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the Ticket Monster disposition transaction and determined that those conditions for discontinued operations presentation have been met. As such, the financial results of Ticket Monster, the gain on disposition and the related income tax effects are reported within discontinued operations in the accompanying condensed consolidated financial statements.

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (1)	2014	2015 (1)	2014
Third party and other revenue	$10,262	$33,437	$28,145	$62,164
Direct revenue	14,242	1,928	39,065	2,423
Third party and other cost of revenue	(4,434)	(9,621)	(13,958)	(18,170)
Direct cost of revenue	(12,082)	(2,292)	(38,031)	(2,756)
Marketing expense	(3,472)	(6,576)	(8,495)	(16,315)
Selling, general and administrative expense	(15,339)	(27,106)	(38,102)	(51,165)
Other income, net	35	—	96	—
Loss from discontinued operations before gain on disposition and provision for income taxes	(10,788)	(10,230)	(31,280)	(23,819)
Gain on disposition	202,158	—	202,158	—
Provision for income taxes	(64,191)	—	(37,415)	—
Income (loss) from discontinued operations, net of tax	$127,179	$(10,230)	$133,463	$(23,819)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(1)	The income from discontinued operations, net of tax, for the three and six months ended June 30, 2015 includes the results of Ticket Monster through the disposition date of May 27, 2015.
The $64.2 million provision for income taxes for the three months ended June 30, 2015 reflects the current and deferred income tax effects of the Ticket Monster disposition. The $37.4 million provision for income taxes for the six months ended June 30, 2015 reflects (i) the $64.2 million current and deferred income tax effects of the Ticket Monster disposition during the second quarter of 2015, partially offset by (ii) a $26.8 million tax benefit that resulted from the recognition of a deferred tax asset related to the excess of the tax basis over the financial reporting basis of the Company's investment in Ticket Monster upon meeting the criteria for held-for-sale classification during the first quarter of 2015. No income tax benefits were recognized for the three and six months ended June 30, 2014 because valuation allowances have been provided against the related net deferred tax assets.

The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheet as of December 31, 2014 (in thousands):

December 31, 2014
Cash	$55,279
Accounts receivable, net	14,557
Deferred income taxes	512
Property, equipment and software, net	6,471
Goodwill	211,054
Intangible assets, net	79,948
Other assets	18,729
Assets classified as held for sale	$386,550

Accounts payable	$8,033
Accrued merchant and supplier payables	138,411
Accrued expenses	16,092
Deferred income taxes	512
Other liabilities	9,944
Liabilities classified as held for sale	$172,992

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. BUSINESS COMBINATIONS

The Company acquired four businesses during the six months ended June 30, 2015.  Business combinations are accounted for using the acquisition method, and the results of each of those acquired businesses are included in the condensed consolidated financial statements beginning on the respective acquisition date. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, and changes to those allocations may occur as a result of final working capital adjustments and tax return filings. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid these premiums for a number of reasons, including growing the Company's merchant and customer base, acquiring assembled workforces, expanding its presence in international markets, expanding and advancing its product offerings and enhancing technology capabilities. The goodwill from these business combinations is generally not deductible for tax purposes.
For the three and six months ended June 30, 2015, $0.9 million and $0.9 million, respectively, of external transaction costs related to business combinations, primarily consisting of legal and advisory fees, are classified within "Acquisition-related (benefit) expense, net" on the condensed consolidated statements of operations.
The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $5.7 million, which consisted of the following (in thousands):

Cash	$5,461
Liability for purchase consideration	250
Total	$5,711
The following table summarizes the allocation of the aggregate purchase price of these acquisitions for the six months ended June 30, 2015 (in thousands):

Net working capital deficit (including acquired cash of $2.3 million)	$(647)
Goodwill	2,898
Intangible assets: (1)
Subscriber relationships	1,016
Merchant relationships	809
Developed technology	1,339
Brand relationships	296
Total acquisition purchase price	$5,711

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations for these acquisitions are not presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company's condensed consolidated results of operations.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for six months ended June 30, 2015 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	North America	EMEA	Rest of World	Consolidated
Balance as of December 31, 2014	$116,718	$102,179	$17,859	$236,756
Goodwill related to acquisitions	1,949	—	949	2,898
Foreign currency translation	(36)	(7,106)	(1,051)	(8,193)
Balance as of June 30, 2015	$118,631	$95,073	$17,757	$231,461
The following tables summarize the Company's intangible assets (in thousands):

	June 30, 2015
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$47,519	$41,075	$6,444
Merchant relationships	8,705	7,903	802
Trade names	10,247	6,995	3,252
Developed technology	26,059	22,608	3,451
Brand relationships	7,960	2,277	5,683
Other intangible assets	16,739	12,525	4,214
Total	$117,229	$93,383	$23,846

	December 31, 2014
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$48,810	$37,744	$11,066
Merchant relationships	8,386	8,323	63
Trade names	10,532	6,935	3,597
Developed technology	25,352	21,713	3,639
Brand relationships	7,664	1,486	6,178
Other intangible assets	17,045	10,979	6,066
Total	$117,789	$87,180	$30,609
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets was $3.9 million and $5.1 million for the three months ended June 30, 2015 and 2014, respectively, and $9.8 million and $11.1 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2015	$6,915
2016	9,339
2017	4,340
2018	3,103
2019	144
Thereafter	5
Total	$23,846

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	June 30, 2015	Percent Ownership of Voting Stock			December 31, 2014	Percent Ownership of Voting Stock
Cost method, equity method and fair value option investments:
Cost method investments	$14,586	6%	to	19%	$15,630	6%	to	19%
Equity method investments	—	21%			1,231	21%	to	50%
Fair value option investment	122,525	48%			—
Total cost method, equity method and fair value option investments	137,111				16,861
Available-for-sale securities:
Convertible debt securities	8,026				2,527
Redeemable preferred shares	4,881	17%	to	19%	4,910	17%	to	19%
Total available-for-sale securities	12,907				7,437
Total investments	$150,018				$24,298
The following table summarizes the amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company's available-for-sale securities as of June 30, 2015 and December 31, 2014, respectively (in thousands):

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Convertible debt securities	$7,217	$809	$—	$8,026	$2,030	$497	$—	$2,527
Redeemable preferred shares	4,599	282	—	4,881	4,599	311	—	4,910
Total available-for-sale securities	$11,816	$1,091	$—	$12,907	$6,629	$808	$—	$7,437
Investment in Monster LP
On May 27, 2015, the Company completed the sale of a controlling stake in Ticket Monster to an investor group, whereby (a) the investor group contributed $350.0 million in cash to Monster Holdings LP ("Monster LP"), a newly-formed limited partnership, in exchange for 70,000,000 Class A units of Monster LP and (b) the Company contributed all of the issued and outstanding share capital of Ticket Monster to Monster LP in exchange for (i) 64,000,000 Class B units of Monster LP and (ii) $285.0 million in cash consideration. The investor group and Mr. Daniel Shin, the current chief executive officer and founder of Ticket Monster, will contribute an additional $10.0 million of cash consideration to Monster LP within six months of the closing date in exchange for 2,000,000 Class A units of Monster LP. Additionally, Monster LP is authorized to issue 20,321,839 Class C units to its management that will be subject to time-based vesting conditions and, for a portion of Class C units, a performance-based vesting condition. The Class A units of Monster LP are entitled to a $486.0 million liquidation preference, which must be paid prior to any distributions to the holders of Class B and Class C units. All distributions in excess of $486.0 million and up to $680.0 million will be paid to holders of Class B units. Holders of Class B units will be entitled to share in distributions between $703.0 million and $1,116.0 million in accordance with the terms of Monster LP's distribution waterfall, and distributions in excess of $1,116.0 million will be made pro rata to all unit holders.
In connection with the disposition of Ticker Monster as discussed above, the Company obtained a minority limited partner

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

interest in Monster LP. The investment in Monster LP was measured at its fair value of $122.1 million as of its acquisition date. The initial fair value was determined using the backsolve valuation method, which is a form of the market approach. Under this method, assumptions are made about the expected time to liquidity, volatility and risk-free rate such that the price paid by a third-party investor in a recent financing round can be used to determine the value of the entity and its other securities using option-pricing methodologies. The $122.1 million fair value of the Company's investment in Monster LP was based on the contractual liquidation preferences and the following valuation assumptions: 4-year expected time to a liquidity event, 60% volatility and a 1.3% risk-free rate. The initial fair value of Monster LP, determined using the backsolve method, was calibrated to a discounted cash flow valuation, an income approach, and was further corroborated using a market approach.
The Company has made an irrevocable election to account for its minority limited partner interest in Monster LP at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting because it believes that fair value is the most relevant measurement attribute for this investment, as well as to reduce operational and accounting complexity. As of June 30, 2015, the Company measured the fair value of Monster LP using the discounted cash flow method and the market approach. The Company recognized a gain of $0.5 million from changes in the fair value of its investment in Monster LP from the acquisition date to June 30, 2015.
The following table summarizes the condensed consolidated financial information for Monster LP (in thousands):

Period from May 28, 2015 through June 30, 2015 (1)
Revenue	$14,110
Gross profit	4,338
Loss before income taxes	(8,339)
Net loss	(8,339)

June 30, 2015
Current assets	$146,960
Non-current assets	512,766
Current liabilities	186,792
Non-current liabilities	7,277

(1)
The summarized financial information is presented for the period beginning May 28, 2015, after completion of the Ticket Monster disposition transaction that resulted in the Company obtaining its minority limited partner interest in Monster LP.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other income (expense), net for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$330	$418	$557	$796
Interest expense	(473)	(134)	(1,143)	(221)
Impairments of investments	—	(191)	—	(588)
Loss on equity method investments	—	(420)	—	(368)
Gain on changes in fair value of investment	450	—	450	—
Foreign currency gains (losses), net (1)	2,532	(724)	(16,965)	(1,473)
Other	102	28	115	(9)
Other income (expense), net	$2,941	$(1,023)	$(16,986)	$(1,863)

(1)
Foreign currency gains (losses), net for the three and six months ended June 30, 2015 includes a $4.4 million loss related to the cumulative translation adjustment from the Company's legacy business in the Republic of Korea that was reclassified to earnings as a result of the Ticket Monster disposition.

The following table summarizes the Company's prepaid expenses and other current assets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Unamortized tax effects on intercompany transactions	$4,204	$14,170
Finished goods inventories	48,480	52,237
Prepaid expenses	47,782	32,758
Restricted cash	6,677	10,852
Income taxes receivable	34,574	41,769
VAT receivable	12,616	17,746
Prepaid marketing	5,691	7,413
Other	13,422	15,437
Total prepaid expenses and other current assets	$173,446	$192,382

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's accrued merchant and supplier payables as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Accrued merchant payables	$485,221	$499,317
Accrued supplier payables(1)	214,544	272,839
Total accrued merchant and supplier payables	$699,765	$772,156

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes the Company's accrued expenses as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Marketing	$17,531	$15,962
Refunds reserve	29,263	32,535
Payroll and benefits	51,407	59,802
Customer credits	34,333	42,729
Professional fees	21,590	14,254
Other	65,924	48,978
Total accrued expenses	$220,048	$214,260
The following table summarizes the Company's other current liabilities as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Income taxes payable	$9,765	$14,461
VAT payable	20,752	30,778
Sales taxes payable	5,742	9,042
Deferred revenue	50,911	46,344
Capital lease obligations	15,754	14,872
Other	20,168	11,624
Total other current liabilities	$123,092	$127,121
The following table summarizes the Company's other non-current liabilities as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Long-term tax liabilities	$91,828	$82,138
Deferred rent	13,017	13,200
Capital lease obligations	17,251	23,387
Other	7,908	10,806
Total other non-current liabilities	$130,004	$129,531

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the components of accumulated other comprehensive income as of June 30, 2015 and December 31, 2014 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Pension adjustments	Total
Balance as of December 31, 2014	$36,764	$499	$(1,500)	$35,763
Other comprehensive income	19,696	176	53	19,925
Balance at June 30, 2015	$56,460	$675	$(1,447)	$55,688

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. COMMITMENTS AND CONTINGENCIES
The Company's commitments as of June 30, 2015 did not materially change from the amounts set forth in the Company's 2014 Annual Report on Form 10-K.
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
On February 8, 2012, the Company issued a press release announcing its expected financial results for the fourth quarter of 2011.  After finalizing its year-end financial statements, the Company announced on March 30, 2012 revised financial results, as well as a material weakness in its internal control over financial reporting related to deficiencies in its financial statement close process.  The revisions resulted in a reduction to fourth quarter 2011 revenue of $14.3 million. The revisions also resulted in an increase to fourth quarter operating expenses that reduced operating income by $30.0 million, net income by $22.6 million and earnings per share by $0.04.  Following this announcement, the Company and several of its current and former directors and officers were named as parties to the following outstanding securities class action and purported stockholder derivative lawsuits all arising out of the same alleged events and facts.
The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  Originally filed in April 2012, the case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. The complaint asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Allegations in the consolidated amended complaint include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued earnings release dated February 8, 2012.  The lawsuit seeks an unspecified amount of monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On September 25, 2014, the district court entered an order granting plaintiff's motion for class certification. On October 1, 2014, the Company filed a petition for leave to appeal that order in the United States Court of Appeals for the Seventh Circuit, which the court denied on May 7, 2015, and the Company retains its right to appeal any final judgment that is entered in the action. On June 25, 2015, the district court entered an order directing that class notice be provided to the members of the certified class and subclass, and establishing a program and schedule for class notice. On June 29, 2015, the parties concluded fact discovery, including the depositions of fact witnesses. The parties are currently engaged in expert discovery, and dispositive motions are scheduled to be filed by January 29, 2016. The district court has not yet scheduled a trial date.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
In 2010, the Company was named as a defendant in a series of class actions that came to be consolidated in the U.S. District Court for the Southern District of California. The consolidated actions are referred to as In re Groupon Marketing and Sales Practices Litigation. The Company denies liability, but the parties agreed to settle the litigation for $8.5 million before any determination had been made on the merits or with respect to class certification. On December 18, 2012, the district court approved the settlement over various objections to the settlement lodged by certain individual class members. Thereafter, certain of the objectors filed an appeal, and on February 19, 2015, the Court of Appeals vacated the settlement and remanded the case for further proceedings concerning the proposed settlement consistent with the Court of Appeals' opinion. On June 22, 2015, the Company terminated the settlement agreement as is permitted under its terms. The parties thereafter re-commenced settlement negotiations, and in July 2015 reached an agreement in principle regarding a new settlement involving a combination of cash and Groupon credits, worth a total of $8.5M, which the parties are in the process of documenting and which the parties plan to submit to the court during the third quarter for approval under the rules that govern class action settlements. The Company continues to deny liability and if the settlement is not approved by the court or is not consummated for any reason, will contest the case vigorously.

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
Certain foreign tax authorities have issued assessments totaling $43.4 million to subsidiaries of the Company for additional value-added taxes (VAT) covering periods ranging from January 2011 to May 2014, including interest and penalties through the date of the assessments. Those tax authorities are alleging that, for VAT purposes, the Company's revenues from voucher sales should reflect the total amounts collected from purchasers of those vouchers, rather than the amounts that the Company retains after deducting the portion that is payable to the featured merchants. The Company believes that the assessments are without merit and intends to vigorously defend itself in these matters.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Indemnification
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
(unaudited)

8. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
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
Share Repurchase Programs
The Board previously authorized the Company to purchase up to $300.0 million of its outstanding Class A common stock through August 2015. The Company has completed its repurchases under this authorization. During the three months ended June 30, 2015, the Company announced that its Board approved a new share repurchase program, under which the Company is authorized to repurchase up to an additional $500.0 million of its Class A common stock through August 2017. During the three and six months ended June 30, 2015, the Company purchased 19,334,744 and 21,752,444 shares of Class A common stock, respectively, for an aggregate purchase price of $122.7 million and $141.2 million (including fees and commissions), respectively, under its share repurchase programs. As of June 30, 2015, up to $461.0 million of Class A common stock remains available for purchase under its current share repurchase program. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the programs may be discontinued or suspended at any time.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of June 30, 2015, 33,584,296 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense from continuing operations of $38.5 million and $29.7 million for the three months ended June 30, 2015 and 2014, respectively, and $73.6 million and $52.6 million for the six months ended June 30, 2015 and 2014, respectively, related to stock awards issued under the Plans and acquisition-related awards. The Company recognized stock-based compensation expense from discontinued operations of $4.2 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, and $5.3 million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively. The Company also capitalized $3.3 million and $2.8 million of stock-based compensation for the three months ended June 30, 2015 and 2014, respectively, and $6.4 million and $5.1 million for the six months ended June 30, 2015 and 2014, respectively, in connection with internally-developed software.
As of June 30, 2015, a total of $257.1 million of unrecognized compensation costs related to unvested employee stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted-average period of 1.30 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the six months ended June 30, 2015 and 2014, 328,644 and 333,824 shares of common stock were issued under the ESPP, respectively.
Stock Options
The table below summarizes the stock option activity for the six months ended June 30, 2015:

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2014	2,262,994	$1.09	5.03	$16,226
Exercised	(398,720)	$0.94
Forfeited	(902)	$2.48
Outstanding at June 30, 2015	1,863,372	$1.12	4.55	$7,286

Exercisable at June 30, 2015	1,863,372	$1.12	4.55	$7,286

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of June 30, 2015 and December 31, 2014, respectively.

Restricted Stock Units
The restricted stock units granted under the Plans generally vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly or quarterly basis thereafter. Restricted stock units are generally amortized on a straight-line basis over the requisite service period, except for restricted stock units with performance conditions, which are amortized using the accelerated method. During the three months ended June 30, 2015, 575,744 restricted stock units previously granted to Ticket Monster employees were modified to permit continued vesting following the Company’s sale of its controlling stake in Ticket Monster. These nonemployee restricted stock units, which require ongoing employment with Ticket Monster to vest, will be remeasured to fair value at each reporting period.
The table below summarizes activity regarding unvested restricted stock units granted under the Plans for the six months ended June 30, 2015:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2014	41,337,927	$7.78
Granted	18,480,855	$7.10
Vested	(12,345,592)	$7.93
Forfeited	(4,242,851)	$8.00
Unvested at June 30, 2015	43,230,339	$7.42
Performance Share Units
The Company completed its acquisition of Ticket Monster in January 2014 and approximately 2,000,000 performance share units were granted to certain key employees of that subsidiary. The vesting of these awards into shares of the Company's Class A common stock was contingent upon the subsidiary's achievement of specified financial targets over three annual performance periods for the years ending December 31, 2014, 2015 and 2016 and was subject to continued employment at the end of each performance period. If the financial targets for a performance period are not achieved, no shares will be issued for that performance period. The grant date fair value of the performance share units was $8.07 per share. No shares were issued for the 2014 annual performance period because the financial targets were not met. Stock-based compensation expense was not recognized for the performance share units for the three and six months ended June 30, 2015 because it was not probable that the financial targets for the remaining annual performance periods would be achieved. The performance share units were canceled upon the Company's disposition of Ticket Monster in May 2015.
Restricted Stock Awards
The Company has granted restricted stock awards in connection with business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service periods.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes activity regarding unvested restricted stock for the six months ended June 30, 2015:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2014	34,067	$15.53
Granted	984,843	$7.42
Vested	(34,067)	$15.53
Forfeited	—	$—
Unvested at June 30, 2015	984,843	$7.42

9. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended June 30, 2015, the Company recorded income tax expense from continuing operations of $9.0 million on a pre-tax loss from continuing operations of $6.3 million. For the three months ended June 30, 2014, the Company recorded income tax expense from continuing operations of $12.0 million on pre-tax income from continuing operations of $1.4 million.
For the six months ended June 30, 2015, the Company recorded income tax expense from continuing operations of $11.1 million on a pre-tax loss from continuing operations of $20.9 million. For the six months ended June 30, 2014, the Company recorded income tax expense from continuing operations of $26.6 million on pre-tax losses from continuing operations of $5.9 million.
The Company's U.S. statutory rate is 35%. Significant factors impacting the effective tax rate for the three and six months ended June 30, 2015 and 2014 included losses from continuing operations in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
The Company is currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of these audits. As of June 30, 2015, the Company believes that it is reasonably possible that changes of up to $19.3 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
As of June 30, 2015 and December 31, 2014, unamortized tax effects of intercompany transactions of $4.2 million and $14.2 million, respectively, are included within "Prepaid expenses and other current assets" on the condensed consolidated balance sheets. As of June 30, 2015, the estimated future amortization of the tax effects of intercompany transactions is $4.2 million for the remainder of 2015. These amounts exclude the benefits, if any, for tax deductions in other jurisdictions that the Company may be entitled to as a result of the related intercompany transactions.
See Note 2, "Discontinued Operations," for discussion of the income tax provision (benefit) from discontinued operations for the three and six months ended June 30, 2015 and 2014.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Available-for-sale securities and fair value option investment - The Company has investments in redeemable preferred shares and convertible debt securities issued by nonpublic entities. The Company measures the fair value of available-for-sale securities using the discounted cash flow method, which is an income approach, and the probability-weighted expected return method, which is an income approach that incorporates probability-weighted outcomes. See Note 5, Investments, for discussion of the valuation methodologies used to measure the fair value of the Company's investment in Monster LP.
The Company has classified its investments in available-for-sale securities and its fair value option investment in Monster LP as Level 3 due to the lack of observable market data over fair value inputs such as cash flow projections, discount rates and probability-weightings. Increases in projected cash flows and decreases in discount rates contribute to increases in the estimated fair values of available-for-sale securities and the investment in Monster LP, whereas decreases in projected cash flows and increases in discount rates contribute to decreases in their fair values. Additionally, increases in the probabilities of favorable investment outcomes, such as a sale or initial public offering of the investee, and decreases in the probabilities of unfavorable outcomes, such as a default by the investee, contribute to increases in the estimated fair value of available-for-sale securities, whereas decreases in the probabilities of favorable investment outcomes and increases in the probabilities of unfavorable investment outcomes contribute to decreases in their fair values.
Contingent consideration - The Company has contingent obligations to transfer cash to the former owners of acquired businesses if specified financial results are met over future reporting periods (i.e. earn-outs). Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value are recorded in earnings within "Acquisition-related expense (benefit), net" on the condensed consolidated statements of operations.
The Company uses an income approach to value contingent consideration obligations based on future financial performance, which is determined based on the present value of probability-weighted future cash flows. The Company has generally classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $7.0 million.
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$490,635	$490,635	$—	$—
Fair value option investment	122,525	—	—	122,525
Available-for-sale securities:
Convertible debt securities	8,026	—	—	8,026
Redeemable preferred shares	4,881	—	—	4,881

Liabilities:
Contingent consideration	233	—	—	233

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$440,596	$440,596	$—	$—
Available-for-sale securities:
Convertible debt securities	2,527	—	—	2,527
Redeemable preferred shares	4,910	—	—	4,910

Liabilities:
Contingent consideration	1,983	—	—	1,983

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Assets
Fair value option investment:
Beginning Balance	$—	$—	$—	$—
Acquisition of investment in Monster LP	122,075	—	122,075	—
Total gains (losses) included in earnings	450	—	450	—
Ending Balance	$122,525	$—	$122,525	$—
Unrealized gains (losses) still held(1)	$450	$—	$450	$—
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$2,757	$2,693	$2,527	$3,174
Purchase of convertible debt security	5,000	—	5,000	—
Total gains (losses) included in other comprehensive income	82	(63)	312	(544)
Total gains (losses) included in other income (expense), net(2)	187	$—	187	$—
Ending Balance	$8,026	$2,630	$8,026	$2,630
Unrealized gains (losses) still held(1)	$269	$(63)	$499	$(544)
Redeemable preferred shares:
Beginning Balance	$4,900	$4,599	$4,910	$—
Purchase of redeemable preferred shares	—	—	—	4,599
Total (losses) gains included in other comprehensive income	(19)	(55)	(29)	(55)
Ending Balance	$4,881	$4,544	$4,881	$4,544
Unrealized (losses) gains still held(1)	$(19)	$(55)	$(29)	$(55)

Liabilities
Contingent Consideration:
Beginning Balance	$1,373	$—	$1,983	$606
Issuance of contingent consideration in connection with acquisitions	—	4,006	—	4,006
Settlements of contingent consideration liabilities	(716)	—	(716)	(424)
Reclass to non-fair value liabilities when no longer contingent	—	—	(331)	(143)
Total gains included in earnings(3)	(424)	—	(703)	(39)
Ending Balance	$233	$4,006	$233	$4,006
Unrealized (gains) losses still held(1)	$(857)	$—	$(1,091)	$—

(1)
Represents the unrealized losses or gains recorded in earnings and/or other comprehensive income (loss) during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(2)	Represents accretion of interest income and changes in the fair value of an embedded derivative.

(3)	Changes in the fair value of contingent consideration liabilities are classified within "Acquisition-related expense (benefit), net" on the condensed consolidated statements of operations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the three and six months ended June 30, 2015 and 2014.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the consolidated financial statements (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$14,586	$14,884	$15,630	$16,134
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
The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of June 30, 2015 and December 31, 2014 due to their short-term nature.
11. INCOME (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The Company computes net income (loss) per share of Class A and Class B common stock using the two-class method. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive equity awards outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, unvested restricted stock awards and ESPP shares. The dilutive effect of these equity awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, if dilutive, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of those shares.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. Under the two-class method, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the Company assumes the conversion of Class B common stock, if dilutive, in the computation of the diluted net income (loss) per share of Class A common stock, the undistributed earnings are equal to net income (loss) for that computation.
The following table sets forth the computation of basic and diluted net income (loss) per share of Class A and Class B common stock for the three and six months ended June 30, 2015 and 2014 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator
Allocation of net loss - continuing operations	$(15,211)	$(56)	$(10,653)	$(39)	$(31,892)	$(114)	$(32,351)	$(115)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Less: Allocation of net income attributable to noncontrolling interests	2,818	10	1,946	7	6,622	24	4,369	16
Allocation of net loss attributable to common stockholders - continuing operations	$(18,029)	$(66)	$(12,599)	$(46)	$(38,514)	$(138)	$(36,720)	$(131)
Allocation of net income (loss) attributable to common stockholders - discontinued operations	126,725	454	(10,193)	(37)	132,986	477	(23,734)	(85)
Allocation of net loss attributable to common stockholders	$108,696	$388	$(22,792)	$(83)	$94,472	$339	$(60,454)	$(216)
Denominator
Weighted-average common shares outstanding	669,230,193	2,399,976	673,138,416	2,399,976	671,606,577	2,399,976	676,558,565	2,399,976
Basic net income (loss) per share:
Continuing operations	$(0.03)	$(0.03)	$(0.02)	$(0.02)	$(0.06)	$(0.06)	$(0.05)	$(0.05)
Discontinued operations	0.19	0.19	(0.01)	(0.01)	0.20	0.20	(0.04)	(0.04)
Basic net income (loss) per share	$0.16	$0.16	$(0.03)	$(0.03)	$0.14	$0.14	$(0.09)	$(0.09)

Diluted net income (loss) per share:
Numerator
Allocation of net loss attributable to common stockholders for basic computation - continuing operations	$(18,029)	$(66)	$(12,599)	$(46)	$(38,514)	$(138)	$(36,720)	$(131)
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B(1)	—	—	—	—	—	—	—	—
Allocation of net loss attributable to common stockholders - continuing operations	$(18,029)	$(66)	$(12,599)	$(46)	$(38,514)	$(138)	$(36,720)	$(131)
Allocation of net income (loss) attributable to common stockholders for basic computation - discontinued operations	$126,725	$454	$(10,193)	$(37)	$132,986	$477	$(23,734)	$(85)
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B(1)	—	—	—	—	—	—	—	—
Allocation of net loss attributable to common stockholders - discontinued operations	126,725	454	(10,193)	(37)	132,986	477	(23,734)	(85)
Allocation of net loss attributable to common stockholders	$108,696	$388	$(22,792)	$(83)	$94,472	$339	$(60,454)	$(216)
Denominator

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Weighted-average common shares outstanding used in basic computation	669,230,193	2,399,976	673,138,416	2,399,976	671,606,577	2,399,976	676,558,565	2,399,976
Conversion of Class B(1)	—	—	—	—	—	—	—	—
Employee stock options(1)	—	—	—	—	—	—	—	—
Restricted shares and RSUs(1)	—	—	—	—	—	—	—	—
Weighted-average diluted shares outstanding(1)	669,230,193	2,399,976	673,138,416	2,399,976	671,606,577	2,399,976	676,558,565	2,399,976
Diluted net income (loss) per share:
Continuing operations	$(0.03)	$(0.03)	$(0.02)	$(0.02)	$(0.06)	$(0.06)	$(0.05)	$(0.05)
Discontinued operations	0.19	0.19	(0.01)	(0.01)	0.20	0.20	(0.04)	(0.04)
Diluted net income (loss) per share	$0.16	$0.16	$(0.03)	$(0.03)	$0.14	$0.14	$(0.09)	$(0.09)

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted net loss per share calculation for the three and six months ended June 30, 2015 and 2014 because the effect would be antidilutive.

The following weighted-average outstanding equity awards are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net loss per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	1,986,295	2,871,939	2,060,915	3,052,703
Restricted stock units	43,168,136	43,983,986	40,612,765	42,075,003
Restricted stock	1,005,543	62,158	793,170	69,583
ESPP shares	837,123	697,244	729,180	560,058
Total	46,997,097	47,615,327	44,196,030	45,757,347
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
Revenue and profit or loss information by reportable segment reconciled to consolidated net loss for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):
.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
North America
Revenue(1)	$481,282	$423,931	$961,164	$854,993
Segment cost of revenue and operating expenses(2)	454,413	409,386	909,629	829,063
Segment operating income(2)	26,869	14,545	51,535	25,930
EMEA
Revenue(1)	204,047	227,690	420,267	458,583
Segment cost of revenue and operating expenses(2)	194,378	199,981	390,946	411,951
Segment operating income(2)	9,669	27,709	29,321	46,632
Rest of World
Revenue	53,066	64,590	107,320	131,050
Segment cost of revenue and operating expenses(2)	59,858	74,133	118,260	152,569
Segment operating loss(2)	(6,792)	(9,543)	(10,940)	(21,519)
Consolidated
Revenue	738,395	716,211	1,488,751	1,444,626
Segment cost of revenue and operating expenses(2)	708,649	683,500	1,418,835	1,393,583
Segment operating income(2)	29,746	32,711	69,916	51,043
Stock-based compensation (3)	38,467	29,738	73,611	52,649
Acquisition-related expense, net	505	597	236	2,382
(Loss) income from operations	(9,226)	2,376	(3,931)	(3,988)
Other income (expense), net	2,941	(1,023)	(16,986)	(1,863)
(Loss) income from continuing operations before provision for income taxes	(6,285)	1,353	(20,917)	(5,851)
Provision for income taxes	8,982	12,045	11,089	26,615
Loss from continuing operations	(15,267)	(10,692)	(32,006)	(32,466)
Income (loss) from discontinued operations, net of tax	127,179	(10,230)	133,463	(23,819)
Net income (loss)	$111,912	$(20,922)	$101,457	$(56,285)

(1)
North America includes revenue from the United States of $474.5 million and $413.2 million for the three months ended June 30, 2015 and 2014, respectively, and $947.6 million and $833.1 million for the six months ended June 30, 2015 and 2014, respectively. EMEA includes revenue from Switzerland of $113.7 million and $102.4 million for the three months ended June 30, 2015 and 2014, respectively, and $231.2 million and $194.3 million for the six months ended June 30, 2015 and 2014, respectively. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and six months ended June 30, 2015 and 2014.

(2)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The table below summarizes the Company's stock-based compensation expense and acquisition-related expense (benefit), net by reportable segment for the three and six months ended June 30, 2015 and 2014 (in thousands):

(3)
Includes stock-based compensation classified within cost of revenue, marketing expense, and selling, general and administrative expense. Other income (expense), net, includes $0.02 million of additional stock-based compensation for the three and six months ended June 30, 2015.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$34,031	$505	$26,206	$597	$65,283	$236	$45,686	$2,238
EMEA	2,793	—	2,227	—	5,440	—	4,500	144
Rest of World	1,661	—	1,305	—	2,906	—	2,463	—
Consolidated	$38,485	$505	$29,738	$597	$73,629	$236	$52,649	$2,382
Acquisition-related expense (benefit), net for the North America segment includes external transaction costs and gains and losses relating to contingent consideration obligations incurred by U.S. legal entities relating to purchases of businesses that became part of the EMEA and Rest of World segments, which is consistent with the attribution used for internal reporting purposes.
The following table summarizes the Company's total assets by reportable segment as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
North America (1)	$1,246,303	$1,150,417
EMEA	515,935	552,486
Rest of World	258,588	138,144
Assets held for sale (1)	—	386,550
Consolidated total assets	$2,020,826	$2,227,597

(1)
North America contains assets from the United States of $1,213.7 million and $1,120.4 million as of June 30, 2015 and December 31, 2014, respectively. Assets held for sale contains assets from the Republic of Korea of $386.6 million as of December 31, 2014. There were no other individual countries that represented more than 10% of consolidated total assets as of June 30, 2015 and December 31, 2014.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Category Information
The Company offers goods and services through its online local marketplaces in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). The Company also earns advertising revenue, payment processing revenue, point of sale revenue and commission revenue. Revenue and gross profit from these other sources, which are primarily generated through the Company's relationships with local and national merchants, are included within the Local category in the tables below.
The following table summarizes the Company's third party and other and direct revenue from continuing operations by category for its three reportable segments for the three months ended June 30, 2015 and 2014 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$172,461	$164,500	$75,543	$96,485	$28,499	$37,018	$276,503	$298,003

Goods:
Third party	1,671	1,399	9,702	16,845	11,549	16,153	22,922	34,397
Direct	285,192	240,227	105,702	98,568	6,655	4,912	397,549	343,707
Total	286,863	241,626	115,404	115,413	18,204	21,065	420,471	378,104

Travel:
Third party	21,958	17,805	13,100	15,792	6,363	6,507	41,421	40,104

Total revenue	$481,282	$423,931	$204,047	$227,690	$53,066	$64,590	$738,395	$716,211

(1)	Includes revenue from deals with local and national merchants and through local events.
The following table summarizes the Company's third party and other and direct revenue from continuing operations by category for its three reportable segments for the six months ended June 30, 2015 and 2014 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$353,325	$341,747	$158,079	$205,605	$58,780	$75,950	$570,184	$623,302

Goods:
Third party	2,319	2,720	21,680	34,320	24,162	31,596	48,161	68,636
Direct	563,573	476,341	212,691	187,982	11,520	10,097	787,784	674,420
Total	565,892	479,061	234,371	222,302	35,682	41,693	835,945	743,056

Travel:
Third party	41,947	34,185	27,817	30,676	12,858	13,407	82,622	78,268

Total revenue	$961,164	$854,993	$420,267	$458,583	$107,320	$131,050	$1,488,751	$1,444,626

(1)	Includes revenue from deals with local and national merchants and through local events.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's gross profit from continuing operations by category for its three reportable segments for the three months ended June 30, 2015 and 2014 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$147,574	$142,674	$70,270	$90,373	$24,567	$31,997	$242,411	$265,044

Goods:
Third party	1,408	1,128	7,779	14,990	6,367	8,398	15,554	24,516
Direct	29,190	21,833	14,099	20,442	417	388	43,706	42,663
Total	30,598	22,961	21,878	35,432	6,784	8,786	59,260	67,179

Travel:
Third party	18,385	14,365	11,939	14,894	5,012	4,928	35,336	34,187

Total gross profit	$196,557	$180,000	$104,087	$140,699	$36,363	$45,711	$337,007	$366,410

(1)	Includes gross profit from deals with local and national merchants and through local events.
The following table summarizes the Company's gross profit from continuing operations by category for its three reportable segments for the six months ended June 30, 2015 and 2014 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$302,350	$295,296	$147,626	$190,439	$50,728	$63,795	$500,704	$549,530

Goods:
Third party	1,842	2,288	17,972	30,712	12,774	17,174	32,588	50,174
Direct	52,679	33,277	29,387	32,022	622	(1,024)	82,688	64,275
Total	54,521	35,565	47,359	62,734	13,396	16,150	115,276	114,449

Travel:
Third party	34,176	28,807	24,339	28,563	9,918	10,573	68,433	67,943

Total gross profit	$391,047	$359,668	$219,324	$281,736	$74,042	$90,518	$684,413	$731,922

(1)	Includes gross profit from deals with local and national merchants and through local events.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. SUBSEQUENT EVENTS
OrderUp Acquisition
On July 16, 2015, the Company acquired OrderUp, Inc. ("OrderUp") for total cash consideration of approximately $69.0 million and contingent consideration of up to $20.0 million, subject to the achievement of specified financial metrics and other conditions. OrderUp is an on-demand online and mobile food ordering and delivery marketplace based in the United States and will be reported within the Company’s North America segment beginning in the third quarter of 2015. The Company has not yet completed its valuation of the contingent consideration arrangement or its initial allocation of the acquisition price to the assets acquired and liabilities assumed as of the date of this filing.
Groupon India Financing Transaction
On August 6, 2015, the Company's subsidiary in India completed an equity financing transaction with a third party investor that obtained a majority voting interest in the entity. The Company did not receive any cash proceeds in connection with the transaction. Based on information currently available, the Company expects to recognize a pre-tax non-operating gain ranging from $13.0 million to $17.0 million, which will result from the remeasurement of the Company's retained investment in that entity to fair value upon deconsolidation. However, that estimate is subject to change upon completion of the valuation of that retained investment. Except for that non-operating gain, the deconsolidation of Groupon India will not have a significant impact on the Company's financial position or results of operations. The Company has made an irrevocable election to account for its retained investment in that entity at fair value with changes in fair value reported in earnings.
Increase in Lease Commitments
In July 2015, the Company entered into a new lease agreement that replaced the previous lease agreement for its corporate headquarters located in Chicago, Illinois. The new lease agreement extended the term to 10 years and 4 months and expanded the square footage. The net increase (decrease) in operating lease commitments over amounts under the previous lease agreement for each of the next five years and thereafter is as follows (in thousands):

2015	$428
2016	(595)
2017	3,405
2018	3,787
2019	8,107
Thereafter	77,176
Net increase in lease payments	$92,308

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
Current and potential customers are able to access our deal offerings directly through our websites, mobile platforms and emails and may also access our offerings indirectly using search engines. We offer deals through our online local commerce marketplaces in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Collectively, Local and Travel comprise our "Services" deal offerings and Goods, which we also refer to as "Shopping," reflects our product offerings. In our Goods category, we often act as the merchant of record, particularly for deals in North America and for deals in EMEA, which is comprised of Europe, Middle East and Africa. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchants, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer, excluding applicable taxes and net of estimated refunds. We generated revenue of $738.4 million during the three months ended June 30, 2015, as compared to $716.2 million during the three months ended June 30, 2014. We generated revenue of $1,488.8 million during the six months ended June 30, 2015, as compared to $1,444.6 million during the six months ended June 30, 2014.
Our operations are organized into three segments: North America, EMEA and the remainder of our international operations ("Rest of World"). See Note 12 "Segment Information" for further information. For the three months ended June 30, 2015, we derived 65.2% of our revenue from our North America segment, 27.6% of our revenue from our EMEA segment and 7.2% of our revenue from our Rest of World segment. For the six months ended June 30, 2015, we derived 64.6% of our revenue from our North America segment, 28.2% of our revenue from our EMEA segment and 7.2% of our revenue from our Rest of World segment.
In January 2014, we acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster, Inc. ("Ticket Monster"), for total consideration of $259.4 million, consisting of $96.5 million in cash and $162.9 million of Class A common stock. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster were previously reported in our Rest of World segment. On May 27, 2015, the Company sold a controlling stake at Ticket Monster that resulted in its deconsolidation. The financial results of Ticket Monster, including the gain on disposition and related tax effects, are presented as discontinued operations for the three and six months ended June 30, 2015 and 2014. Additionally, the assets and liabilities of Ticket Monster as of December 31, 2014 are presented as held for sale in the Company's condensed consolidated financial statements. See Note 2, "Discontinued Operations," for additional information. Unless otherwise stated, all amounts discussed below represent continuing operations.
We are currently exploring a range of financing and strategic alternatives for certain other markets in our international segments. However, we cannot provide any assurance as to the likelihood, timetable or type of transaction.

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

The following table presents the above financial metrics for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross billings	$1,529,013	$1,502,110	$3,081,014	$3,022,816
Revenue	738,395	716,211	1,488,751	1,444,626
Gross profit	337,007	366,410	684,413	731,922
Adjusted EBITDA	61,118	59,735	133,488	105,500
Free cash flow	(12,457)	(57,237)	9,960	(87,904)
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

Our Active customers and Gross billings per average active customer for the trailing twelve months ("TTM") ended June 30, 2015 and 2014 were as follows:

	Trailing twelve months ended June 30,
	2015	2014(1)
TTM Active customers (in thousands)	48,646	45,945
TTM Gross billings per average active customer	$133.12	$135.86

(1)
TTM active customers for the period ended June 30, 2014 has been reduced from 53.2 million active customers previously reported to 45.9 million active customers. Of that decrease, 1.6 million was to correct operational information and 5.7 million was due to the exclusion of Ticket Monster, which has been classified as discontinued operations. These changes decreased TTM gross billings per average active customer for the period ended June 30, 2014 from $137.21 previously reported to $135.86.

Our Units for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014(1)	2015	2014(1)
Units (in thousands)	53,065	49,608	106,718	100,313

(1)
Units have been reduced from 82.9 million previously reported to 49.6 million for the three months ended June 30, 2014 and from 166.5 million to 100.3 million for the six months ended June 30, 2014 due to the exclusion of Ticket Monster, which has been classified as discontinued operations.

Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant relationships to be a vital part of our business model and continue to make significant investments in order to expand the variety of tools that we can provide to our merchants. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create more complete online marketplaces for local commerce. In North America and many of our foreign markets, we offer deals in which the merchant has a continuous presence on our websites and mobile applications by offering vouchers on an ongoing basis for an extended period of time. Currently, a substantial majority of our merchants in North America elect to offer deals in this manner, and we expect that trend to continue. These marketplaces, which we refer to as "pull" marketplaces, enable customers to search for specific types of deals on our websites and mobile applications. However, merchants have the ability to withdraw their extended deal offerings, and we generally do not have noncancelable long-term arrangements to guarantee availability of deals. In order to attract merchants that may not have run deals on our platform or would have run deals on a competing platform, we have been willing to accept lower deal margins across all three of our segments and we expect that trend to continue. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplaces or they may only continue offering deals if we accept lower margins.
International operations. Our international operations have decreased as a percentage of our total revenue in the current year. For the three months ended June 30, 2015 and 2014, 27.6% and 31.8% of our revenue was generated from our EMEA segment, respectively, and 7.2% and 9.0% of our revenue was generated from our Rest of World segment, respectively. For the six months ended June 30, 2015 and 2014, 28.2% and 31.7% of our revenue was generated from our EMEA segment, respectively, and 7.2% and 9.1% of our revenue was generated from our Rest of World segment, respectively. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and regulations. The different commercial and regulatory environments in other countries may make it more difficult for us to successfully operate our business. In addition, many of the automation tools and technology enhancements that we have implemented in our North America segment are close to being fully implemented in most EMEA countries but have not been substantially rolled out to the countries in our Rest of World segment. Revenue from our EMEA and Rest of World segments decreased for the three and six months ended June 30, 2015, as compared to the prior year period, and the percentage of total revenue generated by those segments decreased on a year-over-year basis. The decrease in revenue from our international segments as a percentage of total revenue was primarily due to an increase in direct revenue transactions from our Groupon Goods category in North America, as direct revenue is presented on a gross basis in our consolidated statements of operations, as well as the adverse impact of year-over-year changes in foreign exchange rates on our international revenue.
Marketing activities. We must continue to acquire and retain customers in order to increase revenue and attempt to achieve profitability. If consumers do not perceive our Groupon offerings to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In addition, as we build-out more complete marketplaces, our success will depend on our ability to increase consumer awareness of deals available through those marketplaces. As discussed under "Components of Results of Operations," we consider order discounts, free shipping on qualifying merchandise sales and reducing margins on our deals to be marketing-related activities, even though these activities are not presented as marketing expenses in our consolidated statements of operations. We have increased our use of order discounts as a marketing tool in recent periods because we believe that this is an effective method of driving transaction activity through our marketplaces. Additionally, we have, and expect to continue to, reduce our deal margins when we believe that by doing so we can offer our customers a product or service from a merchant who might not have otherwise been willing to conduct business through our marketplaces. We use this as a marketing tool because we believe that in some instances this is an effective method of retaining or activating a customer, as compared to other methods of retention or activation, such as traditional advertising.
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
We have developed a suite of tools that will enable merchants to connect with customers through our online local marketplaces on a real-time basis. We believe that these tools, together with the Groupon Merchant application, which we collectively refer to as "Groupon OS," will also streamline the voucher redemption process. In addition, we have begun to add additional content about local merchants to our websites, including merchants who have not offered deals through our marketplace. This new content, which we refer to as "Pages," is intended to provide customers with the ability to discover more local businesses and deal offerings through our websites. While we believe that these initiatives will contribute to the future success of our business, we do not expect that they will generate a material amount of revenue in the near term.

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
Growth of Groupon Goods. Our Groupon Goods category has experienced significant revenue growth in recent periods. This category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions. The percentage of revenue generated from our Goods category was 56.9% and 52.8% for the three months ended June 30, 2015 and 2014, respectively, and 56.2% and 51.4% for the six months ended June 30, 2015 and 2014, respectively. We are generally the merchant of record for transactions in our Goods category in North America and EMEA, such that the resulting direct revenue is reported on a gross basis in our consolidated statements of operations. Growth in direct revenue results in a smaller increase to income and cash flows than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant’s share of the transaction price. Gross profit as a percentage of revenue on direct revenue transactions in our Goods category was 11.0% and 12.4% for the three months ended June 30, 2015 and 2014, respectively, and 10.5% and 9.5% for the six months ended June 30, 2015 and 2014, respectively. As direct revenue transactions in our Goods category have become a larger component of our overall business in recent periods, the significant revenue growth generated by those transactions has not resulted in comparable growth in gross profit, operating income (loss) or cash flows.
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
Marketing
Marketing expense consists primarily of targeted online marketing costs, such as sponsored search, advertising on social networking sites, email marketing campaigns, affiliate programs and, to a lesser extent, offline marketing costs such as television, radio and print advertising. Additionally, marketing payroll and related stock‑based compensation expense are classified as marketing expense. We record these costs within "Marketing" on the consolidated statements of operations when incurred. From time to time, we offer deals with well-known national merchants for subscriber acquisition and customer activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no third party revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. Our marketing activities also include elements that are not presented as "Marketing" on our consolidated statements of operations, such as order discounts, free shipping on qualifying merchandise sales and accepting lower margins on our deals. Marketing is the primary method by which we acquire customers and promote awareness and, as such, is a critical part of our growth strategy.
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
Acquisition‑Related Expense, Net
Acquisition-related expense, net includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees. and changes in the fair value of contingent consideration arrangements related to business combinations. See Note 10 "Fair Value Measurements."
Other Income (Expense), Net
Other expense, net includes interest income on our cash and cash equivalents, interest expense on capital leases and our revolving credit agreement, gains and losses on equity method and fair value option investments, impairments of investments, and foreign currency transaction gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Results of Operations
Comparison of the Three Months Ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Revenue:
Third party and other	$340,846	$372,504
Direct	397,549	343,707
Total revenue	738,395	716,211
Cost of revenue:
Third party and other	47,545	48,757
Direct	353,843	301,044
Total cost of revenue	401,388	349,801
Gross profit	337,007	366,410
Operating expenses:
Marketing	57,007	57,699
Selling, general and administrative	288,721	305,738
Acquisition-related expense, net	505	597
Total operating expenses	346,233	364,034
(Loss) income from operations	(9,226)	2,376
Other income (expense), net	2,941	(1,023)
(Loss) income from continuing operations before provision for income taxes	(6,285)	1,353
Provision for income taxes	8,982	12,045
Loss from continuing operations	(15,267)	(10,692)
Income (loss) from discontinued operations, net of tax	127,179	(10,230)
Net income (loss)	111,912	(20,922)
Net income attributable to noncontrolling interests	(2,828)	(1,953)
Net income (loss) attributable to Groupon, Inc.	$109,084	$(22,875)

Classification of stock-based compensation within cost of revenue, operating expenses and other income (expense), net
Cost of revenue, operating expenses and other income (expense), net include stock-based compensation as follows:

	Three Months Ended June 30,
	2015		2014
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$401,388	$1,140	$349,801	$532

Operating expenses:
Marketing	$57,007	$1,828	$57,699	$2,282
Selling, general and administrative	288,721	35,499	305,738	26,924
Acquisition-related expense, net	505	—	597	—
Total operating expenses	$346,233	$37,327	$364,034	$29,206

Total other income (expense), net	2,941	18	(1,023)	—
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and income (loss) from continuing operations for the three months ended June 30, 2015 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended June 30, 2015
	At Avg.	Exchange
	Q2 2014	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$1,655,223	$(126,210)	$1,529,013

Revenue	$792,592	$(54,197)	$738,395
Cost of revenue and operating expenses	803,270	(55,649)	747,621
(Loss) income from operations	$(10,678)	$1,452	$(9,226)

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
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Gross billings:
Third party	$1,119,140	$1,152,565
Direct	397,549	343,707
Other	12,324	5,838
Total gross billings	$1,529,013	$1,502,110
For third party revenue deals, gross billings differ from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals and other revenue, gross billings are equivalent to direct revenue and other revenue reported in our consolidated statements of operations. Gross billings increased by $26.9 million to $1,529.0 million for the three months ended June 30, 2015, as compared to $1,502.1 million for the three months ended June 30, 2014, due to a $53.8 million increase in gross billings from direct revenue transactions, partially offset by a $33.4 million decrease in gross billings from third party revenue transactions. The increase in gross billings was driven by an increase in active customers and the volume of transactions, resulting from our global efforts to build our marketplaces and increase our offerings to customers. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015 was $126.2 million.
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
The increase in our gross billings was comprised of a $24.5 million increase in our Goods category and a $5.4 million increase in our Travel category, partially offset by a $3.0 million decrease in our Local category.
Gross Billings by Segment
Gross billings by segment for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
Gross billings:
North America	$896,256	58.6%	$798,845	53.2%
EMEA	433,536	28.4	483,255	32.2
Rest of World	199,221	13.0	220,010	14.6
Total gross billings	$1,529,013	100.0%	$1,502,110	100.0%

Gross billings by category and segment for the three months ended June 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$499,378	$461,366	$198,553	$227,266	$100,403	$112,741	$798,334	$801,373

Goods:
Third party	8,778	7,391	69,737	92,389	60,900	68,964	139,415	168,744
Direct	285,192	240,227	105,702	98,568	6,655	4,912	397,549	343,707
Total	293,970	247,618	175,439	190,957	67,555	73,876	536,964	512,451

Travel:
Third party	102,908	89,861	59,544	65,032	31,263	33,393	193,715	188,286

Total gross billings	$896,256	$798,845	$433,536	$483,255	$199,221	$220,010	$1,529,013	$1,502,110

(1)	Includes gross billings from deals with local and national merchants and through local events.
North America
North America segment gross billings increased by $97.4 million to $896.3 million for the three months ended June 30, 2015, as compared to $798.8 million for the three months ended June 30, 2014. The increase in gross billings was comprised of a $38.0 million increase in our Local category, a $46.4 million increase in our Goods category and a $13.0 million increase in our Travel category. The increase in gross billings in the North America segment primarily resulted from an increase in active customers and units sold. We believe that increases in the number of deals that we offered contributed to the growth in gross billings for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the gross billings growth. These marketing activities include order discounts, which are reported as a reduction of gross billings. Order discounts increased to $29.1 million for the three months ended June 30, 2015, as compared to $16.6 million in the prior year period.
EMEA
EMEA segment gross billings decreased by $49.7 million to $433.5 million for the three months ended June 30, 2015, as compared to $483.3 million for the three months ended June 30, 2014. The decrease in gross billings was comprised of a $28.7 million decrease in our Local category, a $15.5 million decrease in our Goods category and a $5.5 million decrease in our Travel category. The decrease in gross billings in EMEA resulted from a $91.9 million unfavorable impact from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015, partially offset by increases in active customers and units sold for the three months ended June 30, 2015, as compared to the prior year period.
    Rest of World
Rest of World segment gross billings decreased by $20.8 million to $199.2 million for the three months ended June 30, 2015, as compared to $220.0 million for the three months ended June 30, 2014. The decrease in gross billings was comprised of a $12.3 million decrease in our Local category, a $6.3 million decrease in our Goods category, and a $2.1 million decrease in our Travel category. The decrease in gross billings in the Rest of World segment resulted from a $33.2 million unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015, as compared to the prior year period.
Revenue
Revenue for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Revenue:
Third party	$328,522	$366,666
Direct	397,549	343,707
Other	12,324	5,838
Total revenue	$738,395	$716,211
Revenue increased by $22.2 million to $738.4 million for the three months ended June 30, 2015, as compared to $716.2 million for the three months ended June 30, 2014. This increase was attributable to the $53.8 million increase in direct revenue from transactions in our Goods category and a $6.5 million increase in other revenue, partially offset by a $38.1 million decrease in third party revenue. The net increase in revenue was attributable to increased unit sales and an increase in active customers for the three months ended June 30, 2015, as compared to the prior year period. We also increased the number of merchant relationships and the volume of deals we offer to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015 was $54.2 million.
Third Party Revenue
Third party revenue decreased by $38.1 million to $328.5 million for the three months ended June 30, 2015, as compared to $366.7 million for the three months ended June 30, 2014. The decrease in third party revenue is primarily due to a $28.0 million decrease in our Local category, which resulted from a $9.5 million decrease in third party gross billings in our Local category and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 33.6% for the three months ended June 30, 2015, as compared to 36.7% for the three months ended June 30, 2014. The decrease in third party revenue in the three months ended June 30, 2015 was also due to an $11.5 million decrease in our Goods category, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 16.4% for the three months ended June 30, 2015, as compared to 20.4% for the three months ended June 30, 2014.
Direct Revenue
Direct revenue increased by $53.8 million to $397.5 million for the three months ended June 30, 2015, as compared to $343.7 million for the three months ended June 30, 2014. We are generally the merchant of record for transactions in our Goods category in North America and EMEA, such that the resulting revenue is reported on a gross basis within direct revenue. Growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
Other Revenue
Other revenue increased by $6.5 million to $12.3 million for the three months ended June 30, 2015, as compared to $5.8 million for the three months ended June 30, 2014, primarily due to increases in commission revenue. Other revenue also includes payment processing revenue, advertising revenue and point of sale revenue. Those other revenue sources were not individually significant for the three months ended June 30, 2015 and 2014, and we do not expect them to be material in the near term.
Revenue by Segment
Revenue by segment for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$196,090	26.6%	$183,704	25.6%
Direct	285,192	38.6	240,227	33.6
Total segment revenue	481,282	65.2	423,931	59.2
EMEA:
Third party	98,345	13.3	129,122	18.0
Direct	105,702	14.3	98,568	13.8
Total segment revenue	204,047	27.6	227,690	31.8
Rest of World:
Third party	46,411	6.3	59,678	8.3
Direct	6,655	0.9	4,912	0.7
Total segment revenue	53,066	7.2	64,590	9.0
Total revenue	$738,395	100.0%	$716,211	100.0%
Revenue by category and segment for the three months ended June 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$172,461	$164,500	$75,543	$96,485	$28,499	$37,018	$276,503	$298,003

Goods:
Third party	1,671	1,399	9,702	16,845	11,549	16,153	22,922	34,397
Direct revenue	285,192	240,227	105,702	98,568	6,655	4,912	397,549	343,707
Total	286,863	241,626	115,404	115,413	18,204	21,065	420,471	378,104

Travel:
Third party	21,958	17,805	13,100	15,792	6,363	6,507	41,421	40,104

Total revenue	$481,282	$423,931	$204,047	$227,690	$53,066	$64,590	$738,395	$716,211

(1)	Includes revenue from deals with local and national merchants and through local events.
North America
North America segment revenue increased by $57.4 million to $481.3 million for the three months ended June 30, 2015, as compared to $423.9 million for the three months ended June 30, 2014. The increase in revenue primarily resulted from a $45.0 million increase in direct revenue from our Goods category. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. Revenue in our Travel category also increased by $4.2 million, which resulted from a $13.0 million increase in gross billings and an increase in the percentage of gross billings that we retained after deducting the merchant's share to 21.3% for the three months ended June 30, 2015, as compared to 19.8% for the three months ended June 30, 2014. Third party and other revenue in our Local category increased $8.0 million, which resulted from a $38.0 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 34.5% for the three months ended June 30, 2015, as compared to 35.7% for the three months ended June 30, 2014. This decrease in the percentage of gross billings that we retained after deducting the merchant's share reflects an increase in order discounts, as discussed above. The overall increase in revenue in our North America segment was also due to an increase in active customers and units sold. Additionally, during the three months ended June 30, 2015, when contractually permitted the Company began deducting the merchants' portion of order discounts from the related accrued merchant payables, which had a favorable impact on our margins.

We believe that increases in the number of deals that we offered contributed to the growth in revenue for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available and drive traffic to our marketplaces, which we believe contributed to the revenue growth. These marketing activities include order discounts, which are reported as a reduction of revenue.
We have begun to focus more of our efforts on sourcing local deal offerings in sub-categories that provide the best opportunities for high frequency customer purchase behavior. These "high frequency use cases" include food and drink (including take-out and delivery), health, beauty and wellness and events and activities. In connection with these efforts, we may be willing to offer more attractive terms to merchants that could reduce our deal margins in future periods.

EMEA

EMEA segment revenue decreased by $23.6 million to $204.0 million for the three months ended June 30, 2015, as compared to $227.7 million for the three months ended June 30, 2014. The overall decrease in revenue in our EMEA segment was due to a decrease in gross billings per average active customer, partially offset by an increase in active customers and units sold. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015 was $44.9 million.
The decrease in revenue consisted of a $20.9 million decrease in third party and other revenue in our Local category and a $7.1 million decrease in third party revenue in our Goods category, partially offset by a $7.1 million increase in direct revenue from our Goods category. The $20.9 million decrease in third party and other revenue from our Local category resulted from a $28.7 million decrease in gross billings, due to changes in foreign exchange rates, and a decrease in the percentage of third party and other gross billings that we retained after deducting the merchant's share to 38.0% for the three months ended June 30, 2015, as compared to 42.5% for the three months ended June 30, 2014. The $7.1 million decrease in third party revenue in our Goods category resulted from a $22.7 million decrease in gross billings, due to the shift to more direct revenue transactions, and a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 13.9% for the three months ended June 30, 2015, as compared to 18.2% for the three months ended June 30, 2014. These decreases in the percentage of third party and other gross billings that we retained during the three months ended June 30, 2015 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We have been willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants.
Rest of World
Rest of World segment revenue decreased by $11.5 million to $53.1 million for the three months ended June 30, 2015, as compared to $64.6 million for the three months ended June 30, 2014. Revenue from our Local category decreased by $8.5 million for the three months ended June 30, 2015, as compared to the prior year period, which resulted from a $12.3 million decrease in gross billings, primarily due to changes in foreign exchange rates, and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 28.4% for the three months ended June 30, 2015, as compared to 32.8% in the prior year period. Revenue from our Goods category decreased by $2.9 million for the three months ended June 30, 2015, as compared to the prior year period, due to a $4.6 million decrease in third party revenue, which resulted from an $8.1 million decrease in gross billings, primarily due to changes in foreign exchange rates, and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 19.0% for the three months ended June 30, 2015, as compared to 23.4% for the three months ended June 30, 2014. In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States and EMEA. The decrease in revenue for our Rest of World segment was driven by a decrease in active customers and units sold for the three months ended June 30, 2015, as compared to the prior year period. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015 was $9.1 million.

Cost of Revenue
Cost of revenue on third party, direct revenue and other for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Cost of revenue:
Third party	$41,009	$45,274
Direct	353,843	301,044
Other	6,536	3,483
Total cost of revenue	$401,388	$349,801
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue deals, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to gross billings during the period. As a result of the growth we have experienced from direct revenue transactions relative to our total gross billings for the three months ended June 30, 2015, as compared to the prior year period, an increased share of those allocable costs has been allocated to cost of direct revenue in our consolidated statement of operations for the three months ended June 30, 2015.
Cost of revenue increased by $51.6 million to $401.4 million for the three months ended June 30, 2015, as compared to $349.8 million for the three months ended June 30, 2014, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory, partially offset by a decrease in related shipping and fulfillment costs on direct revenue deals. We have undertaken a number of initiatives to reduce our shipping and fulfillment costs in order to improve the margins on direct revenue transactions in our Goods category. For example, to reduce the costs of external logistics providers, we have increased our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers. We are also continuing to refine our inventory management practices to better allocate inventories among warehouses in different geographic regions to reduce shipping distances to customers and increase units per transaction.

Cost of Revenue by Segment
Cost of revenue by segment for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$28,723	7.2%	$25,537	7.3%
Direct	256,002	63.7	218,394	62.4
Total segment cost of revenue	284,725	70.9	243,931	69.7
EMEA:
Third party	8,357	2.1	8,865	2.5
Direct	91,603	22.8	78,126	22.4
Total segment cost of revenue	99,960	24.9	86,991	24.9
Rest of World:
Third party	10,465	2.6	14,355	4.1
Direct	6,238	1.6	4,524	1.3
Total segment cost of revenue	16,703	4.2	18,879	5.4
Total cost of revenue	$401,388	100.0%	$349,801	100.0%
Cost of revenue by category and segment for the three months ended June 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$24,887	$21,826	$5,273	$6,112	$3,932	$5,021	$34,092	$32,959

Goods:
Third party	263	271	1,923	1,855	5,182	7,755	7,368	9,881
Direct	256,002	218,394	91,603	78,126	6,238	4,524	353,843	301,044
Total	256,265	218,665	93,526	79,981	11,420	12,279	361,211	310,925

Travel:
Third party	3,573	3,440	1,161	898	1,351	1,579	6,085	5,917

Total cost of revenue	$284,725	$243,931	$99,960	$86,991	$16,703	$18,879	$401,388	$349,801

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
North America
North America cost of revenue increased by $40.8 million to $284.7 million for the three months ended June 30, 2015, as compared to $243.9 million for the three months ended June 30, 2014. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year period.

EMEA
EMEA cost of revenue increased by $13.0 million to $100.0 million for the three months ended June 30, 2015, as compared to $87.0 million for the three months ended June 30, 2014. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category. The favorable impact on cost of revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015 was $23.3 million.
Rest of World
Rest of World cost of revenue decreased by $2.2 million to $16.7 million for the three months ended June 30, 2015, as compared to $18.9 million for the three months ended June 30, 2014. The decrease in cost of revenue was primarily due to the decrease in revenue from our Local and Goods categories. The favorable impact on cost of revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015 was $2.6 million.
Gross Profit
Gross profit for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Gross profit:
Third party	$287,513	$321,392
Direct	43,706	42,663
Other	5,788	2,355
Total gross profit	$337,007	$366,410
Gross profit decreased by $29.4 million to $337.0 million for the three months ended June 30, 2015, as compared to $366.4 million for the three months ended June 30, 2014. This decrease in gross profit resulted from the $51.6 million increase in cost of revenue, partially offset by the $22.2 million increase in revenue during the three months ended June 30, 2015. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015 was $28.3 million.
Gross profit as a percentage of revenue decreased to 45.6% for the three months ended June 30, 2015, as compared to 51.2% for the three months ended June 30, 2014. The decrease in gross profit as a percentage of revenue during the three months ended June 30, 2014, as compared to the prior year period, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category, which typically have lower margins than deals in our Local and Travel categories. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $33.9 million to $287.5 million for the three months ended June 30, 2015, as compared to $321.4 million for the three months ended June 30, 2014. This decrease in gross profit resulted from the $38.1 million decrease in third party revenue. Gross profit as a percentage of revenue on third party revenue deals decreased to 87.5% for the three months ended June 30, 2015, as compared to 87.7% for the three months ended June 30, 2014.
Gross profit on direct revenue increased by $1.0 million to $43.7 million for the three months ended June 30, 2015, as compared to $42.7 million for the three months ended June 30, 2014. This increase in gross profit resulted from the $53.8 million increase in direct revenue to $397.5 million for the three months ended June 30, 2015, as compared to $343.7 million for the three months ended June 30, 2014, partially offset by the $52.8 million increase in cost of revenue on direct revenue deals to $353.8 million for the three months ended June 30, 2015, as compared to $301.0 million for the three months ended June 30, 2014. Gross profit as a percentage of revenue on direct revenue deals decreased to 11.0% for the three months ended June 30, 2015, as compared to 12.4% for the three months ended June 30, 2014. The decrease in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to increased cost of inventory sold as a percentage of direct revenue.

Gross Profit by Segment
Gross profit by segment for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$167,367	49.7%	$158,167	43.2%
Direct	29,190	8.7	21,833	5.9
Total gross profit	196,557	58.4	180,000	49.1
EMEA:
Third party	89,988	26.7	120,257	32.8
Direct	14,099	4.2	20,442	5.6
Total gross profit	104,087	30.9	140,699	38.4
Rest of World:
Third party	35,946	10.6	45,323	12.4
Direct	417	0.1	388	0.1
Total gross profit	36,363	10.7	45,711	12.5
Total gross profit	$337,007	100.0%	$366,410	100.0%
Gross profit by category and segment for the three months ended June 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$147,574	$142,674	$70,270	$90,373	$24,567	$31,997	$242,411	$265,044

Goods:
Third party	1,408	1,128	7,779	14,990	6,367	8,398	15,554	24,516
Direct	29,190	21,833	14,099	20,442	417	388	43,706	42,663
Total	30,598	22,961	21,878	35,432	6,784	8,786	59,260	67,179

Travel:
Third party	18,385	14,365	11,939	14,894	5,012	4,928	35,336	34,187

Total gross profit	$196,557	$180,000	$104,087	$140,699	$36,363	$45,711	$337,007	$366,410

(1)	Includes gross profit from deals with local and national merchants and through local events.
North America
North America gross profit increased by $16.6 million to $196.6 million for the three months ended June 30, 2015, as compared to $180.0 million for the three months ended June 30, 2014. The increase in gross profit was comprised of a $7.6 million increase in our Goods category, a $4.9 million increase in our Local category and a $4.0 million increase in our Travel category.
EMEA
EMEA gross profit decreased by $36.6 million to $104.1 million for the three months ended June 30, 2015, as compared to $140.7 million for the three months ended June 30, 2014. The decrease in gross profit was comprised of a $20.1 million decrease in our Local category, a $13.6 million decrease in our Goods category and a $3.0 million decrease in our Travel category. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015 was $21.7 million.

Rest of World
Rest of World gross profit decreased by $9.3 million to $36.4 million for three months ended June 30, 2015, as compared to $45.7 million for the three months ended June 30, 2014. The decrease in gross profit was comprised of a $7.4 million decrease in our Local category and a $2.0 million decrease in our Goods category. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015 was $6.5 million.
Marketing
For the three months ended June 30, 2015 and 2014, marketing expense was $57.0 million and $57.7 million, respectively. Marketing expense by segment as a percentage of segment gross billings, segment revenue and total marketing expense for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing	2014	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$35,562	4.0%	7.4%	62.4%	$36,637	4.6%	8.6%	63.5%
EMEA	15,669	3.6	7.7	27.5	14,605	3.0	6.4	25.3
Rest of World	5,776	2.9	10.9	10.1	6,457	2.9	10.0	11.2
Total marketing	$57,007	3.7	7.7	100.0%	$57,699	3.8	8.1	100.0%
Marketing is the primary method by which we acquire customers and, as such, is an important element of our business. Marketing expense decreased by $0.7 million to $57.0 million for the three months ended June 30, 2015, as compared to $57.7 million for the three months ended June 30, 2014. Marketing expense as a percentage of gross billings and revenue of 3.7% and 7.7%, respectively, for the three months ended June 30, 2015, was lower than the 3.8% and 8.1%, respectively, for the three months ended June 30, 2014. We evaluate marketing expense as a percentage of gross billings and revenue because it gives us an indication of how well our marketing spend is driving gross billings and revenue growth. The favorable impact on marketing from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015 was $4.2 million.
Our marketing activities also include elements that are not presented as "Marketing" on our condensed consolidated statements of operations, such as order discounts, free shipping on qualifying merchandise sales and accepting lower margins on our deals.
North America
North America marketing expense decreased by $1.1 million to $35.6 million for the three months ended June 30, 2015, as compared to $36.6 million for the three months ended June 30, 2014. The decrease in marketing expense was primarily attributable to a decrease in offline marketing, partially offset by increased spending on online marketing channels, such as search engine marketing and display advertising. The decrease in North America marketing expense as a percentage of gross billings and revenue, as compared to the prior year period, was attributable, in part, to a shift towards the increased use of order discounts as a promotional tool.

EMEA
EMEA marketing expense increased by $1.1 million to $15.7 million for the three months ended June 30, 2015, as compared to $14.6 million for the three months ended June 30, 2014. The increase in marketing expense was primarily due to increased spending on online marketing channels, such as search engine marketing and display advertising. The favorable impact on EMEA marketing from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015 was $3.3 million.
Rest of World
Rest of World marketing expense decreased by $0.7 million to $5.8 million for the three months ended June 30, 2015, as compared to $6.5 million for the three months ended June 30, 2014. The decrease in marketing expense was primarily due to reduced spending on online marketing channels, such as search engine marketing, display advertising and affiliate programs that utilize third parties to promote our deals online.
Selling, General and Administrative
Selling, general and administrative expense decreased by $17.0 million to $288.7 million for the three months ended June 30, 2015, as compared to $305.7 million for the three months ended June 30, 2014. The favorable impact on selling, general and administrative expense from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015 was $25.6 million. The decrease included a $12.7 million decrease in wages and benefits (including stock-based compensation) within selling, general and administrative for the three months ended June 30, 2015, as compared to the prior year period.
For the three months ended June 30, 2015, selling, general and administrative expense as a percentage of gross billings and revenue was 18.9% and 39.1%, respectively, as compared to 20.4% and 42.7%, respectively, for the three months ended June 30, 2014. While revenue increased by $22.2 million, or 3.1%, for the three months ended June 30, 2015, as compared to the prior year period, selling, general and administrative expense decreased by $17.0 million, or 5.6%. We are continuing to refine our sales management and administrative processes, including through automation and ongoing regionalization of back-office functions, in connection with our efforts to generate increased operating efficiencies.
In connection with our ongoing efforts to improve operational efficiencies, we are currently undertaking a review of cost reduction opportunities, particularly in our international jurisdictions. As a result of this review, the Company may decide to take actions that would result in significant costs during the second half of 2015.
Acquisition‑Related Expense, Net
For the three months ended June 30, 2015 and 2014, we incurred a net acquisition-related expense of $0.5 million and $0.6 million, respectively. For the three months ended June 30, 2015 and 2014, the net acquisition-related expense primarily related to external transaction costs for business combinations, partially offset by benefits related to changes in the fair value of contingent consideration. See Note 10 "Fair Value Measurements" for information about fair value measurements of contingent consideration arrangements.
(Loss) Income from Operations
Loss from operations for the three months ended June 30, 2015 was $9.2 million, as compared to income from operations for the three months ended June 30, 2014 of $2.4 million. The change in (loss) income from operations for the three months ended June 30, 2015, as compared to the prior year period, was primarily due to the decrease in gross profit of $29.4 million, partially offset by a decrease in selling, general and administrative expense of $17.0 million. The favorable impact on the loss from operations from year-over-year changes in foreign exchange rates for the three months ended June 30, 2015 was $1.5 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related expense, net, increased by $12.3 million to $26.9 million for the three months ended June 30, 2015, as compared to $14.5 million for the three months ended June 30, 2014. The increase in segment operating income was attributable to an increase in segment gross profit, partially offset by an increase in segment operating expenses.
EMEA

Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related expense, net, decreased by $18.0 million to $9.7 million for the three months ended June 30, 2015, as compared to $27.7 million for the three months ended June 30, 2014. The decrease in segment operating income was attributable to a decrease in segment gross profit, partially offset by a decrease in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related expense, net, decreased by $2.8 million to a loss of $6.8 million for the three months ended June 30, 2015, as compared to a loss of $9.5 million for the three months ended June 30, 2014. The decrease in segment operating loss was attributable to a decrease in segment operating expenses, partially offset by a decrease in segment gross profit.
Other Income (Expense), Net
Other income, net, was $2.9 million for the three months ended June 30, 2015, as compared to other expense, net, of $1.0 million for the three months ended June 30, 2014. The current period income was primarily comprised of $6.9 million in foreign currency transaction gains, partially offset by a $4.4 million loss related to the cumulative translation adjustment for our legacy business in the Republic of Korea that was reclassified to earnings as a result of the Ticket Monster disposition. The foreign currency transaction gains primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency gains on those intercompany balances were primarily driven by the appreciation of the Euro against the U.S. dollar from an exchange rate of 1.0726 on March 31, 2015 to 1.1186 on June 30, 2015. For the three months ended June 30, 2014, other expense, net was primarily comprised of $0.7 million of foreign currency transaction losses.
Provision for Income Taxes
For the three months ended June 30, 2015 and 2014, we recorded income tax expense from continuing operations of $9.0 million and $12.0 million, respectively, on pre-tax loss from continuing operations of $6.3 million and pre-tax income from continuing operations of $1.4 million, respectively.
Significant factors impacting our effective tax rate for the three months ended June 30, 2015 and 2014 included losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
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
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. As of June 30, 2015, we believe that it is reasonably possible that changes of up to $19.3 million in unrecognized tax benefits may occur within the next 12 months.
Income (Loss) from Discontinued Operations
On May 27, 2015, we sold a controlling stake in Ticket Monster as further discussed in Note 5, "Investments." We recognized a pre-tax gain on the disposition of $202.2 million ($138.0 million net of tax), which represents the excess of (a) the $398.8 million in net consideration received, consisting of (i) $285.0 million in cash proceeds and (ii) the $122.1 million fair value of our retained minority investment, less (iii) $8.3 million in transaction costs, over (b) the sum of (i) the $184.3 million net book value of Ticket Monster upon the closing of the transaction and (ii) Ticket Monster's $12.3 million cumulative translation loss, which was reclassified to earnings.
A component of an entity is reported as a discontinued operation if its disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We analyzed the quantitative and qualitative factors relevant to Ticket Monster and the disposition transaction and determined that those conditions for discontinued operations presentation have been met. As such, the financial results of Ticket Monster, the gain on disposition and the related income tax effects are reported within discontinued operations in the condensed consolidated financial statements for the three months ended June 30, 2015 and 2014.

Gross billings from Ticket Monster during the period from April 1, 2015 through the May 27, 2015 disposition date were $210.4 million. For the three months ended June 30, 2015, including the periods before and after the disposition transaction, Ticket Monster's gross billings were $343.3 million, as compared to $317.0 million for the three months ended June 30, 2014.

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015 (1)	2014
Third party and other revenue	$10,262	$33,437
Direct revenue	14,242	1,928
Third party and other cost of revenue	(4,434)	(9,621)
Direct cost of revenue	(12,082)	(2,292)
Marketing expense	(3,472)	(6,576)
Selling, general and administrative expense	(15,339)	(27,106)
Other income, net	35	—
Loss from discontinued operations before gain on disposition and provision for income taxes	(10,788)	(10,230)
Gain on disposition	202,158	—
Provision for income taxes	(64,191)	—
Income (loss) from discontinued operations, net of tax	$127,179	$(10,230)

(1)	The income from discontinued operations, net of tax, for the three months ended June 30, 2015 includes the results of Ticket Monster through the disposition date of May 27, 2015.
The provision for income taxes for the three months ended June 30, 2015 reflects the current and deferred income tax effects of the Ticket Monster disposition. No income taxes were recognized for the three months ended June 30, 2014 because valuation allowances have been provided against the related net deferred tax assets.

Results of Operations
Comparison of the Six Months Ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Revenue:
Third party and other	$700,967	$770,206
Direct	787,784	674,420
Total revenue	1,488,751	1,444,626
Cost of revenue:
Third party and other	99,242	102,559
Direct	705,096	610,145
Total cost of revenue	804,338	712,704
Gross profit	684,413	731,922
Operating expenses:
Marketing	109,540	126,884
Selling, general and administrative	578,568	606,644
Acquisition-related expense, net	236	2,382
Total operating expenses	688,344	735,910
(Loss) income from operations	(3,931)	(3,988)
Other expense, net	(16,986)	(1,863)
Loss from continuing operations before provision for income taxes	(20,917)	(5,851)
Provision for income taxes	11,089	26,615
Loss from continuing operations	(32,006)	(32,466)
Income (loss) from discontinued operations, net of tax	133,463	(23,819)
Net income (loss)	101,457	(56,285)
Net income attributable to noncontrolling interests	(6,646)	(4,385)
Net income (loss) attributable to Groupon, Inc.	$94,811	$(60,670)

Classification of stock-based compensation within cost of revenue, operating expenses and other income (expense), net
Cost of revenue, operating expenses and other income (expense), net include stock-based compensation as follows:

	Six Months Ended June 30,
	2015		2014
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$804,338	$2,374	$712,704	$1,188

Operating expenses:
Marketing	$109,540	$4,048	$126,884	$4,463
Selling, general and administrative	578,568	67,189	606,644	46,998
Acquisition-related expense, net	236	—	2,382	—
Total operating expenses	$688,344	$71,237	$735,910	$51,461

Total other expense, net	16,986	18	1,863	—
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and (loss) income from continuing operations for the six months ended June 30, 2015 from changes in exchange rates versus the U.S. dollar was as follows:

	Six Months Ended June 30, 2015
	At Avg.	Exchange
	Q2 2014 YTD	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$3,324,919	$(243,905)	$3,081,014

Revenue	$1,594,294	$(105,543)	$1,488,751
Cost of revenue and operating expenses	1,598,240	(105,558)	1,492,682
(Loss) income from operations	$(3,946)	$15	$(3,931)

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
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Gross billings:
Third party	$2,272,119	$2,337,935
Direct	787,784	674,420
Other	21,111	10,461
Total gross billings	$3,081,014	$3,022,816
Gross billings increased by $58.2 million to $3,081.0 million for the six months ended June 30, 2015, as compared to $3,022.8 million for the six months ended June 30, 2014, due to a $113.4 million increase in gross billings from direct revenue transactions, partially offset by a $65.8 million decrease in gross billings from third party revenue transactions. The increase in gross billings was driven by an increase in active customers and the volume of transactions, resulting from our global efforts to build our marketplaces and increase our offerings to customers. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015 was $243.9 million.
The increase in our gross billings was comprised of a $46.5 million increase in our Goods category and a $16.6 million increase in our Travel category, partially offset by a $4.9 million decrease in our Local category.
Gross Billings by Segment
Gross billings by segment for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
Gross billings:
North America	$1,790,233	58.1%	$1,580,614	52.3%
EMEA	892,725	29.0	996,843	33.0
Rest of World	398,056	12.9	445,359	14.7
Total gross billings	$3,081,014	100.0%	$3,022,816	100.0%
Gross billings by category and segment for the six months ended June 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$1,011,936	$918,318	$416,151	$489,407	$200,138	$225,401	$1,628,225	$1,633,126

Goods:
Third party	15,138	14,173	139,274	185,988	122,189	143,302	276,601	343,463
Direct	563,573	476,341	212,691	187,982	11,520	10,097	787,784	674,420
Total	578,711	490,514	351,965	373,970	133,709	153,399	1,064,385	1,017,883

Travel:
Third party	199,586	171,782	124,609	133,466	64,209	66,559	388,404	371,807

Total gross billings	$1,790,233	$1,580,614	$892,725	$996,843	$398,056	$445,359	$3,081,014	$3,022,816

(1)	Includes gross billings from deals with local and national merchants and through local events.
North America

North America segment gross billings increased by $209.6 million to $1,790.2 million for the six months ended June 30, 2015, as compared to $1,580.6 million for the six months ended June 30, 2014. The increase in gross billings was comprised of a $93.6 million increase in our Local category, an $88.2 million increase in our Goods category and a $27.8 million increase in our Travel category. The increase in gross billings in the North America segment primarily resulted from an increase in active customers and units sold. We believe that increases in transaction activity by active customers who make purchases on mobile devices and in the number of deals that we offered contributed to the growth in gross billings for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the gross billings growth. These marketing activities include order discounts, which are reported as a reduction of gross billings. Order discounts increased to $61.6 million for the six months ended June 30, 2015, as compared to $32.1 million in the prior year period.
EMEA
EMEA segment gross billings decreased by $104.1 million to $892.7 million for the six months ended June 30, 2015, as compared to $996.8 million for the six months ended June 30, 2014. The decrease in gross billings was comprised of a $73.3 million decrease in our Local category, a $22.0 million decrease in our Goods category and an $8.9 million decrease in our Travel category for the six months ended June 30, 2015. The decrease in gross billings in EMEA resulted from a $183.7 million unfavorable impact from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015, partially offset by increases in active customers and units sold for the six months ended June 30, 2015, as compared to the prior year period.
    Rest of World
Rest of World segment gross billings decreased by $47.3 million to $398.1 million for the six months ended June 30, 2015, as compared to $445.4 million for the six months ended June 30, 2014. The decrease in gross billings was comprised of a $25.3 million decrease in our Local category, a $19.7 million decrease in our Goods category, and a $2.4 million decrease in our Travel category. The decrease in gross billings in the Rest of World segment resulted from a $57.9 million unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015, as compared to the prior year period.
Revenue
Revenue for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Revenue:
Third party	$679,856	$759,745
Direct	787,784	674,420
Other	21,111	10,461
Total revenue	$1,488,751	$1,444,626
Revenue increased by $44.1 million to $1,488.8 million for the six months ended June 30, 2015, as compared to $1,444.6 million for the six months ended June 30, 2014. This increase was attributable to the $113.4 million increase in direct revenue from transactions in our Goods category, partially offset by an $79.9 million decrease in third party revenue. The net increase in revenue was attributable to increased unit sales and an increase in active customers for the six months ended June 30, 2015, as compared to the prior year period. We also increased the number of merchant relationships and the volume of deals we offer to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015 was $105.5 million.
Third Party Revenue
Third party revenue decreased by $79.9 million to $679.9 million for the six months ended June 30, 2015, as compared to $759.7 million for the six months ended June 30, 2014. The decrease in third party revenue is primarily due to a $63.8 million decrease in our Local category, which resulted from a $15.6 million decrease in third party gross billings in our Local category and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 34.2% for the six months ended June 30, 2015, as compared to 37.8% for the six months ended June 30, 2014. The decrease in third party revenue in the current year was also due to a $20.5 million decrease in our Goods category, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 17.4% for the six months ended June 30, 2015, as compared to 20.0% for the six months ended June 30, 2014. The decrease in third party revenue was partially offset by a $4.4 million increase in our Travel category, which primarily resulted from a $16.6 million increase in gross billings for the six months ended June 30, 2015, as compared to the prior year period.
Direct Revenue
Direct revenue increased by $113.4 million to $787.8 million for the six months ended June 30, 2015, as compared to $674.4 million for the six months ended June 30, 2014. We are generally the merchant of record for transactions in our Goods category in North America and EMEA, such that the resulting revenue is reported on a gross basis within direct revenue. Growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
Other Revenue
Other revenue increased by $10.7 million to $21.1 million for the six months ended June 30, 2015, as compared to $10.5 million for the six months ended June 30, 2014, primarily due to increases in commission revenue. Other revenue also includes payment processing revenue, advertising revenue and point of sale revenue. Those other revenue sources were not individually significant for the six months ended June 30, 2015 and 2014, and we do not expect them to be material in the near term.
Revenue by Segment
Revenue by segment for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$397,591	26.7%	$378,652	26.2%
Direct	563,573	37.9	476,341	33.0
Total segment revenue	961,164	64.6	854,993	59.2
EMEA:
Third party	207,576	13.9	270,601	18.7
Direct	212,691	14.3	187,982	13.0
Total segment revenue	420,267	28.2	458,583	31.7
Rest of World:
Third party	95,800	6.4	120,953	8.4
Direct	11,520	0.8	10,097	0.7
Total segment revenue	107,320	7.2	131,050	9.1
Total revenue	$1,488,751	100.0%	$1,444,626	100.0%

Revenue by category and segment for the six months ended June 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$353,325	$341,747	$158,079	$205,605	$58,780	$75,950	$570,184	$623,302

Goods:
Third party	2,319	2,720	21,680	34,320	24,162	31,596	48,161	68,636
Direct revenue	563,573	476,341	212,691	187,982	11,520	10,097	787,784	674,420
Total	565,892	479,061	234,371	222,302	35,682	41,693	835,945	743,056

Travel:
Third party	41,947	34,185	27,817	30,676	12,858	13,407	82,622	78,268

Total revenue	$961,164	$854,993	$420,267	$458,583	$107,320	$131,050	$1,488,751	$1,444,626

(1)	Includes revenue from deals with local and national merchants and through local events.
North America
North America segment revenue increased by $106.2 million to $961.2 million for the six months ended June 30, 2015, as compared to $855.0 million for the six months ended June 30, 2014. The increase in revenue primarily resulted from an $87.2 million increase in direct revenue from our Goods category. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. Revenue in our Travel category also increased by $7.8 million, which resulted from a $27.8 million increase in gross billings and an increase in the percentage of gross billings that we retained after deducting the merchant's share to 21.0% for the six months ended June 30, 2015, as compared to 19.9% for the six months ended June 30, 2014. Third party and other revenue in our Local category increased $11.6 million, which resulted from a $93.6 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 34.9% for the six months ended June 30, 2015, as compared to 37.2% for the six months ended June 30, 2014. This decrease in the percentage of gross billings that we retained after deducting the merchant's share reflects an increase in order discounts, as discussed above. The overall increase in revenue in our North America segment was also due to an increase in active customers.
We believe that increases in the number of deals that we offered contributed to the growth in revenue for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available and drive traffic to our marketplaces, which we believe contributed to the revenue growth. These marketing activities include order discounts, which are reported as a reduction of revenue.
EMEA
EMEA segment revenue decreased by $38.3 million to $420.3 million for the six months ended June 30, 2015, as compared to $458.6 million for the six months ended June 30, 2014. The overall decrease in revenue in our EMEA segment was due to a decrease in gross billings per average active customer, partially offset by an increase in active customers and units sold. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015 was $88.8 million.
The decrease in revenue consisted of $47.5 million decrease in third party and other revenue in our Local category and a $12.6 million decrease in third party revenue in our Goods category, partially offset by a $24.7 million increase in direct revenue from our Goods category. The $47.5 million decrease in third party and other revenue from our Local category resulted from a $73.3 million decrease in gross billings, due to changes in foreign exchange rates, and a decrease in the percentage of third party and other gross billings that we retained after deducting the merchant's share to 38.0% for the six months ended June 30, 2015, as compared to 42.0% for the six months ended June 30, 2014. The $12.6 million decrease in third party revenue in our Goods category resulted from a $46.7 million decrease in gross billings, due to the shift to more direct revenue transactions, and a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 15.6% for the six months ended June

30, 2015, as compared to 18.5% for the six months ended June 30, 2014. These decreases in the percentage of third party and other gross billings that we retained during the six months ended June 30, 2015 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We have been willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants.
Rest of World
Rest of World segment revenue decreased by $23.7 million to $107.3 million for the six months ended June 30, 2015, as compared to $131.1 million for the six months ended June 30, 2014. Revenue from our Local category decreased by $17.2 million for the six months ended June 30, 2015, as compared to the prior year period, which resulted from a $25.3 million decrease in gross billings, primarily due to changes in foreign exchange rates, and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 29.4% for the six months ended June 30, 2015, as compared to 33.7% in the prior year period. Revenue from our Goods category decreased by $6.0 million for the six months ended June 30, 2015, as compared to the prior year period, due to a $7.4 million decrease in third party revenue, which resulted from a $21.1 million decrease in gross billings, primarily due to changes in foreign exchange rates, and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 19.8% for the six months ended June 30, 2015, as compared to 22.0% in the prior year period. In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States and EMEA. The decrease in revenue for our Rest of World segment was driven by a decrease in active customers and units sold for the six months ended June 30, 2015, as compared to the prior year period. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015 was $16.2 million.
Cost of Revenue
Cost of revenue on third party, direct revenue and other for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cost of revenue:
Third party	$88,432	$94,497
Direct	705,096	610,145
Other	10,810	8,062
Total cost of revenue	$804,338	$712,704
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue deals, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to gross billings during the period. As a result of the growth we have experienced from direct revenue transactions relative to our total gross billings for the six months ended June 30, 2015, as compared to the prior year period, an increased share of those allocable costs has been allocated to cost of direct revenue in our consolidated statement of operations for the six months ended June 30, 2015.
Cost of revenue increased by $91.6 million to $804.3 million for the six months ended June 30, 2015, as compared to $712.7 million for the six months ended June 30, 2014, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory, partially offset by a decrease in related shipping and fulfillment costs on direct revenue deals. We have undertaken a number of initiatives to reduce our shipping and fulfillment costs in order to improve the margins on direct revenue transactions in our Goods category. For example, to reduce the costs of external logistics providers, we have increased our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers. We are also continuing to refine our inventory management practices to better allocate inventories among warehouses in different geographic regions to reduce shipping distances to customers and increase units per transaction.

Cost of Revenue by Segment
Cost of revenue by segment for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$59,223	7.4%	$52,261	7.3%
Direct	510,894	63.5	443,064	62.2
Total segment cost of revenue	570,117	70.9	495,325	69.5
EMEA:
Third party	17,639	2.2	20,887	2.9
Direct	183,304	22.8	155,960	21.9
Total segment cost of revenue	200,943	25.0	176,847	24.8
Rest of World:
Third party	22,380	2.8	29,411	4.1
Direct	10,898	1.3	11,121	1.6
Total segment cost of revenue	33,278	4.1	40,532	5.7
Total cost of revenue	$804,338	100.0%	$712,704	100.0%
Cost of revenue by category and segment for the six months ended June 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$50,975	$46,451	$10,453	$15,166	$8,052	$12,155	$69,480	$73,772

Goods:
Third party	477	432	3,708	3,608	11,388	14,422	15,573	18,462
Direct	510,894	443,064	183,304	155,960	10,898	11,121	705,096	610,145
Total	511,371	443,496	187,012	159,568	22,286	25,543	720,669	628,607

Travel:
Third party	7,771	5,378	3,478	2,113	2,940	2,834	14,189	10,325

Total cost of revenue	$570,117	$495,325	$200,943	$176,847	$33,278	$40,532	$804,338	$712,704

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
North America
North America cost of revenue increased by $74.8 million to $570.1 million for the six months ended June 30, 2015, as compared to $495.3 million for the six months ended June 30, 2014. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year period.

EMEA
EMEA cost of revenue increased by $24.1 million to $200.9 million for the six months ended June 30, 2015, as compared to $176.8 million for the six months ended June 30, 2014. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category. The favorable impact on cost of revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015 was $44.7 million.
Rest of World
Rest of World cost of revenue decreased by $7.3 million to $33.3 million for the six months ended June 30, 2015, as compared to $40.5 million for the six months ended June 30, 2014. The decrease in cost of revenue was primarily due to the decrease in revenue from our Local and Goods categories. The favorable impact on cost of revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015 was $4.8 million.
Gross Profit
Gross profit for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Gross profit:
Third party	$591,424	$665,248
Direct	82,688	64,275
Other	10,301	2,399
Total gross profit	$684,413	$731,922
Gross profit decreased by $47.5 million to $684.4 million for the six months ended June 30, 2015, as compared to $731.9 million for the six months ended June 30, 2014. This decrease in gross profit resulted from the $91.6 million increase in cost of revenue, partially offset by the $44.1 million increase in revenue during the six months ended June 30, 2015. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015 was $56.0 million.
Gross profit as a percentage of revenue decreased to 46.0% for the six months ended June 30, 2015, as compared to 50.7% for the six months ended June 30, 2014. The decrease in gross profit as a percentage of revenue during the six months ended June 30, 2015, as compared to the prior year period, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category, which typically have lower margins than deals in our Local and Travel categories. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $73.8 million to $591.4 million for the six months ended June 30, 2015, as compared to $665.2 million for the six months ended June 30, 2014. This decrease in gross profit resulted from the $79.9 million decrease in third party revenue. Gross profit as a percentage of revenue on third party revenue deals decreased to 87.0% for the six months ended June 30, 2015, as compared to 87.6% for the six months ended June 30, 2014.
Gross profit on direct revenue increased by $18.4 million to $82.7 million for the six months ended June 30, 2015, as compared to $64.3 million for the six months ended June 30, 2014. This increase in gross profit resulted from the $113.4 million increase in direct revenue to $787.8 million for the six months ended June 30, 2015, as compared to $674.4 million for the six months ended June 30, 2014, partially offset by the $95.0 million increase in cost of revenue on direct revenue deals to $705.1 million for the six months ended June 30, 2015, as compared to $610.1 million for the six months ended June 30, 2014. Gross profit as a percentage of revenue on direct revenue deals increased to 10.5% for the six months ended June 30, 2015, as compared to 9.5% for the six months ended June 30, 2014. The increase in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to lower shipping and fulfillment costs as a percentage of direct revenue, partially offset by increased cost of inventory as a percentage of direct revenue.

Gross Profit by Segment
Gross profit by segment for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$338,368	49.4%	$326,391	44.6%
Direct	52,679	7.7	33,277	4.5
Total gross profit	391,047	57.1	359,668	49.1
EMEA:
Third party	189,937	27.8	249,714	34.1
Direct	29,387	4.2	32,022	4.4
Total gross profit	219,324	32.0	281,736	38.5
Rest of World:
Third party	73,420	10.7	91,542	12.5
Direct	622	0.2	(1,024)	(0.1)
Total gross profit	74,042	10.9	90,518	12.4
Total gross profit	$684,413	100.0%	$731,922	100.0%
Gross profit by category and segment for the six months ended June 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$302,350	$295,296	$147,626	$190,439	$50,728	$63,795	$500,704	$549,530

Goods:
Third party	1,842	2,288	17,972	30,712	12,774	17,174	32,588	50,174
Direct	52,679	33,277	29,387	32,022	622	(1,024)	82,688	64,275
Total	54,521	35,565	47,359	62,734	13,396	16,150	115,276	114,449

Travel:
Third party	34,176	28,807	24,339	28,563	9,918	10,573	68,433	67,943

Total gross profit	$391,047	$359,668	$219,324	$281,736	$74,042	$90,518	$684,413	$731,922

(1)	Includes gross profit from deals with local and national merchants and through local events.
North America
North America gross profit increased by $31.4 million to $391.0 million for the six months ended June 30, 2015, as compared to $359.7 million for the six months ended June 30, 2014. The increase in gross profit was comprised of a $19.0 million increase in our Goods category, a $7.1 million increase in our Local category and a $5.4 million increase in our Travel category.
EMEA
EMEA gross profit decreased by $62.4 million to $219.3 million for the six months ended June 30, 2015, as compared to $281.7 million for the six months ended June 30, 2014. The decrease in gross profit was comprised of a $42.8 million decrease in our Local category, a $15.4 million decrease in our Goods category and a $4.2 million decrease in our Travel category. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015 was $44.1 million.

Rest of World
Rest of World gross profit decreased by $16.5 million to $74.0 million for six months ended June 30, 2015, as compared to $90.5 million for the six months ended June 30, 2014. The decrease in gross profit was comprised of a $13.1 million decrease in our Local category, a $2.8 million decrease in our Goods category and a $0.7 million decrease in our Travel category. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015 was $11.4 million.
Marketing
For the six months ended June 30, 2015 and 2014, marketing expense was $109.5 million and $126.9 million, respectively. Marketing expense by segment as a percentage of segment gross billings, segment revenue and total marketing expense for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing	2014	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$64,759	3.6%	6.7%	59.1%	$72,339	4.6%	8.5%	57.0%
EMEA	32,846	3.7	7.8	30.0	39,781	4.0	8.7	31.4
Rest of World	11,935	3.0	11.1	10.9	14,764	3.3	11.3	11.6
Total marketing	$109,540	3.6	7.4	100.0%	$126,884	4.2	8.8	100.0%
Marketing expense decreased by $17.3 million to $109.5 million for the six months ended June 30, 2015, as compared to $126.9 million for the six months ended June 30, 2014. Marketing expense as a percentage of gross billings and revenue of 3.6% and 7.4%, respectively, for the six months ended June 30, 2015, was lower than the 4.2% and 8.8%, respectively, for the six months ended June 30, 2014. We evaluate marketing expense as a percentage of gross billings and revenue because it gives us an indication of how well our marketing spend is driving gross billings and revenue growth. The favorable impact on marketing from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015 was $8.2 million.
North America
North America marketing expense decreased by $7.6 million to $64.8 million for the six months ended June 30, 2015, as compared to $72.3 million for the six months ended June 30, 2014. The decrease in marketing expense was primarily attributable to reduced spending on online marketing channels, such as search engine marketing and display advertising. The decrease in North America marketing expense as a percentage of gross billings and revenue, as compared to the prior year period, was attributable, in part, to a shift towards the increased use of order discounts as a promotional tool.
EMEA
EMEA marketing expense decreased by $6.9 million to $32.8 million for the six months ended June 30, 2015, as compared to $39.8 million for the six months ended June 30, 2014. The decrease in marketing expense was primarily due to reduced spending on online marketing channels, such as affiliate programs that utilize third parties to promote our deals online. The favorable impact on EMEA marketing from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015 was $6.6 million.
Rest of World
Rest of World marketing expense decreased by $2.8 million to $11.9 million for the six months ended June 30, 2015, as compared to $14.8 million for the six months ended June 30, 2014. The decrease in marketing expense was primarily due to reduced spending on online marketing channels, such as search engine marketing and display advertising.
Selling, General and Administrative
Selling, general and administrative expense decreased by $28.1 million to $578.6 million for the six months ended June 30, 2015, as compared to $606.6 million for the six months ended June 30, 2014. The decrease included a $22.2 million decrease in wages and benefits (including stock-based compensation) within selling, general and administrative for the six months ended June 30, 2015, as compared to the prior year period. The favorable impact on selling, general and administrative expense from year-over-year changes in foreign exchange rates for the six months ended June 30, 2015 was $47.8 million.
For the six months ended June 30, 2015, selling, general and administrative expense as a percentage of gross billings and revenue was 18.8% and 38.9%, respectively, as compared to 20.1% and 42.0%, respectively, for the six months ended June 30, 2014. While revenue increased by $44.1 million, or 3.1%, for the six months ended June 30, 2015, as compared to the prior year period, selling, general and administrative expense decreased by $28.1 million, or 4.6%. We are continuing to refine our sales management and administrative processes, including through automation and ongoing regionalization of back-office functions, in connection with our efforts to generate increased operating efficiencies.
Acquisition‑Related Expense, Net
For the six months ended June 30, 2015 and 2014, we incurred a net acquisition-related expense of $0.2 million and $2.4 million, respectively. For the six months ended June 30, 2015 and 2014, the net acquisition-related expense primarily related to external transaction costs for business combinations, partially offset by benefits related to changes in the fair value of contingent consideration. See Note 10 "Fair Value Measurements" for information about fair value measurements of contingent consideration arrangements.
(Loss) Income from Operations
Loss from operations for the six months ended June 30, 2015 was $3.9 million, as compared to a loss from operations for the six months ended June 30, 2014 of $4.0 million. The increase in loss from operations for the six months ended June 30, 2015, as compared to the prior year period, was primarily due to the decrease in gross profit of $47.5 million, partially offset by a decrease in selling, general and administrative expense of $28.1 million and marketing expense of $17.3 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related expense, net, increased by $25.6 million to $51.5 million for the six months ended June 30, 2015, as compared to $25.9 million for the six months ended June 30, 2014. The increase in segment operating income was attributable to an increase in segment gross profit, partially offset by an increase in segment operating expenses.
EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related expense, net, decreased by $17.3 million to $29.3 million for the six months ended June 30, 2015, as compared to $46.6 million for the six months ended June 30, 2014. The decrease in segment operating income was attributable to a decrease in segment gross profit, partially offset by a decrease in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related expense, net, decreased by $10.6 million to a loss of $10.9 million for the six months ended June 30, 2015, as compared to a loss of $21.5 million for the six months ended June 30, 2014. The decrease in segment operating loss was attributable to a decrease in segment operating expenses, partially offset by a decrease in segment gross profit.
Other Expense, Net
Other expense, net was $17.0 million for the six months ended June 30, 2015, as compared to $1.9 million for the six months ended June 30, 2014. The current period expense was primarily comprised of $12.6 million in foreign currency transaction losses and a $4.4 million loss related to the cumulative translation adjustment for our legacy business in the Republic of Korea that was reclassified to earnings as a result of the Ticket Monster disposition. The foreign currency transaction losses primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the significant decline in the Euro against the U.S. dollar from an exchange rate of 1.2152 on December 31, 2014 to 1.1186 on June 30, 2015. For the six months ended June 30, 2014, other expense, net was primarily comprised of $0.6 million of other-than-temporary impairments related to minority investments and $1.5 million of foreign currency transaction losses.

Provision for Income Taxes
For the six months ended June 30, 2015 and 2014, we recorded income tax expense from continuing operations of $11.1 million and $26.6 million, respectively, on pre-tax loss from continuing operations of $20.9 million and $5.9 million, respectively.
Significant factors impacting our effective tax rate for the six months ended June 30, 2015 and 2014 included losses in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
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
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. As of June 30, 2015, we believe that it is reasonably possible that changes of up to $19.3 million in unrecognized tax benefits may occur within the next 12 months.
Income (Loss) from Discontinued Operations
On May 27, 2015, we sold a controlling stake in Ticket Monster as further discussed in Note 5, "Investments." We recognized a pre-tax gain on the disposition of $202.2 million ($138.0 million net of tax), which represents the excess of (a) the $398.8 million in net consideration received, consisting of (i) $285.0 million in cash proceeds and (ii) the $122.1 million fair value of our retained minority investment, less (iii) $8.3 million in transaction costs, over (b) the sum of (i) the $184.3 million net book value of Ticket Monster upon the closing of the transaction and (ii) Ticket Monster's $12.3 million cumulative translation loss, which was reclassified to earnings.
Gross billings from Ticket Monster during the period from January 1, 2015 through the May 27, 2015 disposition date were $561.0 million. For the six months ended June 30, 2015, including the periods before and after the disposition transaction, Ticket Monster's gross billings were $693.9 million, as compared to $613.5 million for the six months ended June 30, 2014.

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015 (1)	2014
Third party and other revenue	$28,145	$62,164
Direct revenue	39,065	2,423
Third party and other cost of revenue	(13,958)	(18,170)
Direct cost of revenue	(38,031)	(2,756)
Marketing expense	(8,495)	(16,315)
Selling, general and administrative expense	(38,102)	(51,165)
Other income, net	96	—
Loss from discontinued operations before gain on disposition and provision for income taxes	(31,280)	(23,819)
Gain on disposition	202,158	—
Provision for income taxes	(37,415)	—
Income (loss) from discontinued operations, net of tax	$133,463	$(23,819)

(1)	The income from discontinued operations, net of tax, for the six months ended June 30, 2015 includes the results of Ticket Monster through the disposition date of May 27, 2015.
We recognized a $37.4 million provision for income taxes for the six months ended June 30, 2015 which reflects (i) the $64.2 million current and deferred income tax effects of the Ticket Monster disposition during the second quarter of 2015, partially offset by (ii) a $26.8 million tax benefit that resulted from recognition of a deferred tax asset related to the excess of the tax basis over the financial reporting basis of the Company's investment in Ticket Monster upon meeting the criteria for held-for-sale classification during the first quarter of 2015. No income taxes were recognized for the six months ended June 30, 2014 because valuation allowances have been provided against the related net deferred tax assets.

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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that comprises net loss from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and acquisition-related expense, net. We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense, net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Loss from continuing operations" for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss from continuing operations	$(15,267)	$(10,692)	$(32,006)	$(32,466)
Adjustments:
Stock-based compensation(1)	38,467	29,738	73,611	52,649
Acquisition-related expense, net(2)	505	597	236	2,382
Depreciation and amortization	31,372	27,024	63,572	54,457
Other (income) expense, net	(2,941)	1,023	16,986	1,863
Provision for income taxes	8,982	12,045	11,089	26,615
Total adjustments	76,385	70,427	165,494	137,966
Adjusted EBITDA	$61,118	$59,735	$133,488	$105,500

(1)
Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing." Other (income) expense, net, includes $0.02 million of additional stock-based compensation for the three and six months ended June 30, 2015.

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

The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by (used in) operating activities from continuing operations," for the three and six months ended June 30, 2015 and 2014 and trailing twelve months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Net cash provided by (used in) operating activities from continuing operations	$9,995	$(28,525)	$50,706	$(43,099)	$346,302	$123,271
Purchases of property and equipment and capitalized software from continuing operations	(22,452)	(28,712)	(40,746)	(44,805)	(79,501)	(79,800)
Free cash flow	$(12,457)	$(57,237)	$9,960	$(87,904)	$266,801	$43,471

Net cash used in investing activities from continuing operations	$(28,541)	$(32,157)	$(47,984)	$(95,151)	$(102,205)	$(144,925)
Net cash used in financing activities	$(138,227)	$(114,753)	$(171,169)	$(156,245)	$(209,080)	$(220,659)
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
Liquidity and Capital Resources
As of June 30, 2015, we had $1,110.1 million in cash and cash equivalents, which primarily consisted of cash, money market accounts and overnight securities.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows provided by operations and through public and private sales of common and preferred stock, which yielded net proceeds of approximately $1,857.1 million. We generated positive cash flow from operations for the three and six months ended June 30, 2015 and we expect cash flows from operations to be positive in annual periods for the foreseeable future. We generally use this cash flow to fund our operations, make acquisitions, purchase capital assets, purchase treasury stock and meet our other cash operating needs. Cash flow provided by operations, including discontinued operations, was $33.3 million for the six months ended June 30, 2015 and cash flow used in operations, including discontinued operations, was $43.5 million for the six months ended June 30, 2014.
We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of June 30, 2015, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $362.5 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In August 2014, we entered into a three-year senior secured revolving credit agreement (the "Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million. Borrowings under the Credit Agreement bear interest, at our option, at a rate per annum equal to the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the Credit Agreement) plus an additional margin ranging between 0.25% and 2.00%. We are required to pay quarterly commitment fees ranging from 0.20% to 0.35% per annum of the average daily amount available under the Credit Agreement. The Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $250.0 million. Under the terms of the Credit Agreement, we are required to maintain, as of the last day of each fiscal quarter, unrestricted cash of at least $400.0 million, including $200.0 million in accounts held with lenders under the Credit Agreement or their affiliates. The Credit Agreement also contains various other operating and financial covenants. No borrowings are currently outstanding under the Credit Agreement and we were in compliance with all covenants as of June 30, 2015.

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
The Board previously authorized us to purchase up to $300.0 million of our outstanding Class A common stock through August 2015. We have completed our repurchases under this authorization. During the three months ended June 30, 2015, we announced that the Board approved a new share repurchase program, under which we are authorized to repurchase up to an additional $500.0 million of our Class A common stock through August 2017. During the three and six months ended June 30, 2015, we purchased 19,334,744 and 21,752,444 shares of Class A common stock, respectively, for an aggregate purchase price of $122.7 million and $141.2 million (including fees and commissions), respectively, under the share repurchase programs. As of June 30, 2015, up to $461.0 million of Class A common stock remains available for purchase under the current share repurchase program. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the programs may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so.
We currently plan to fund investments in business acquisitions, strategic minority investments, technology, and sales and marketing, as well as our share repurchase program, with our available cash and cash equivalents and cash flows generated from our operations. Additionally, we have the ability to borrow funds under the Credit Agreement, as described above. We may also seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for future acquisitions or other strategic investment opportunities.

Cash Flow
Our net cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations	$50,706	$(43,099)
Operating activities from discontinued operations	(17,373)	(365)
Operating activities	33,333	(43,464)
Investing activities from continuing operations	(47,984)	(95,151)
Investing activities from discontinued operations	244,470	(77,955)
Investing activities	196,486	(173,106)
Financing activities	(171,169)	(156,245)
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets held for sale	(20,415)	431
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	38,235	(372,384)
Less: Net (decrease) increase in cash classified within current assets held for sale	(55,279)	22,675
Net increase (decrease) in cash and cash equivalents	$93,514	$(395,059)
Cash Provided by (Used in) Operating Activities
Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain items, including depreciation and amortization, stock‑based compensation, deferred income taxes and the effect of changes in working capital and other items.
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
For the six months ended June 30, 2015, our net cash provided by operating activities from continuing operations was $50.7 million, which consisted of a $129.8 million net increase for certain non-cash items, partially offset by a $32.0 million net loss from continuing operations and a $47.1 million net decrease related to changes in working capital. The net decrease in cash resulting from changes in working capital activities primarily consisted of a $50.5 million decrease in accrued merchant and supplier payables, a $10.3 million increase in accounts receivable, a $6.4 million increase in prepaid expenses and other current assets and a $6.3 million decrease in accounts payable, partially offset by a $17.3 million net increase from other items, which includes $12.6 million of foreign currency transaction losses, primarily related to intercompany balances denominated in foreign currencies, a $6.0 million increase in accrued expenses and other current liabilities and a $3.2 million decrease in restricted cash. The $50.5 million decrease in accrued merchant and supplier payables was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2014. The net adjustments for certain non-cash items include $63.6 million of depreciation and amortization expense and $73.6 million of stock-based compensation expense, partially offset by $6.2 million of excess tax benefits on stock-based compensation. For the six months ended June 30, 2015, net cash used in operating activities from discontinued operations was $17.4 million, which primarily consisted of a $168.5 million net decrease for certain non-cash items, partially offset by $133.5 million of net income from discontinued operations. Non-cash items primarily consisted of the pre-tax gain of $202.2 million on the disposition of Ticket Monster, partially offset by $21.7 million in deferred income taxes, $6.3 million of amortization expense related to acquired intangible assets and $5.3 million of stock-based compensation expense.
For the six months ended June 30, 2014, our net cash used in operating activities from continuing operations was $43.1 million, which consisted of a $109.2 million net decrease related to changes in working capital and a $32.5 million net loss from continuing operations, partially offset by a $98.6 million net increase for certain non-cash items. The net decrease in cash resulting from changes in working capital activities primarily consisted of a $68.5 million decrease in accrued merchant and supplier payables, a $29.0 million decrease in accrued expenses and other current liabilities, a $22.2 million increase in accounts receivable and a $7.5 million decrease in accounts payable, partially offset by a $12.1 million net increase from other items, which includes $1.5 million of foreign currency transaction losses, primarily related to intercompany balances denominated in foreign currencies, and a $4.2 million decrease in prepaid expenses and other current assets and a $1.7 million decrease in restricted cash. The $68.5 million decrease in accrued merchant and supplier payables was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2013. The net adjustments for certain non-cash items include $54.5 million of depreciation and amortization expense and $52.6 million of stock-based compensation expense, partially offset by $9.9 million of excess tax benefits on stock-based compensation. For the six months ended June 30, 2014, net cash used in operating activities from discontinued operations was $0.4 million, which primarily resulted from the $23.8 million net loss from discontinued operations, offset by a $17.7 million increase for certain non-cash items and a $5.8 million net increase related to changes in working capital.
Cash Provided by (Used in) Investing Activities
Cash flows from investing activities primarily consist of capital expenditures, acquisitions and dispositions of businesses and minority investments.
For the six months ended June 30, 2015, our net cash used in investing activities from continuing operations of $48.0 million consisted of $40.7 million in capital expenditures, including capitalized internally-developed software, $5.0 million for purchases of investments, $3.1 million in net cash paid for acquisitions and $0.3 million related to the settlement of a liability for the purchase of additional interests in a consolidated subsidiary, partially offset by $1.2 million of proceeds from the sale of investment. For the six months ended June 30, 2015, our $244.5 million of net cash provided by investing activities from discontinued operations primarily consisted of the cash proceeds received from the sale of a controlling stake in Ticket Monster, net of the cash from that business that was derecognized.
For the six months ended June 30, 2014, our net cash used in investing activities from continuing operations of $95.2 million consisted of $45.4 million in net cash paid for acquisitions, $44.8 million in capital expenditures, including capitalized internally-developed software, $4.6 million in purchases of investments and $0.4 million in purchases of intangible assets. For the six months ended June 30, 2014, our $78.0 million of net cash used in investing activities from discontinued operations primarily consisted of $75.4 million in cash paid for Ticket Monster, net of cash acquired.

Cash Used in Financing Activities
For the six months ended June 30, 2015, our net cash used in financing activities of $171.2 million was driven primarily by purchases of treasury stock under our share repurchase programs of $136.1 million and taxes paid related to net share settlements of stock-based compensation awards of $27.3 million. Our net cash used in financing activities was also due to payments of capital lease obligations of $7.9 million and partnership distributions to noncontrolling interest holders of $7.9 million, partially offset by $6.2 million of excess tax benefits related to stock-based compensation and $2.2 million of proceeds from stock option exercises and our employee stock purchase plan.
For the six months ended June 30, 2014, our net cash used in financing activities of $156.2 million was driven primarily by purchases of treasury stock under our share repurchase program of $135.5 million and taxes paid related to net share settlements of stock-based compensation awards of $24.3 million. Our net cash used in financing activities was also due to partnership distributions to noncontrolling interest holders of $4.1 million, settlements of purchase price obligations related to acquisitions of $3.1 million, and payments of capital lease obligations of $2.1 million, partially offset by $9.9 million of excess tax benefits related to stock-based compensation and $3.1 million of proceeds from stock option exercises and our employee stock purchase plan.
Free Cash Flow
Free cash flow, a non-GAAP financial measure, was $10.0 million, and $(87.9) million for the six months ended June 30, 2015 and 2014, respectively.  The increase in free cash flow for the six months ended June 30, 2015, as compared to the prior year period, was due to the $93.8 million increase in our operating cash flows from continuing operations. Free cash flow was $266.8 million and $43.5 million for the trailing twelve months ended June 30, 2015 and 2014, respectively. The increase in free cash flow for the trailing twelve months ended June 30, 2015, as compared to the prior year period, was due to the $223.0 million increase in our trailing twelve months operating cash flows from continuing operations. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2015 did not materially change from the amounts set forth in our 2014 Annual Report on Form 10-K, except as disclosed in Note 7, "Commitments and Contingencies."
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2015.

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

We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of June 30, 2015, our market capitalization of $3.3 billion substantially exceeded our consolidated net book value of $792.7 million.
Our EMEA segment has historically included the following four reporting units: Northern EMEA, Southern EMEA, Western EMEA, and Eastern/Central EMEA. During the first quarter of 2015, we undertook an internal reorganization that combined our operations in Western EMEA and Eastern/Central EMEA into a single reporting unit. As a result, the Company's EMEA segment currently has three reporting units: Northern EMEA, Southern EMEA, and Western/Eastern/Central (WEC) EMEA. We performed a qualitative assessment of potential goodwill impairment for the WEC EMEA reporting unit upon completion of the reorganization and also performed separate qualitative assessments of potential goodwill impairment for the Western EMEA and Eastern/Central EMEA reporting units immediately prior to the reorganization. Additionally, we performed a qualitative assessment of potential goodwill impairment for our APAC reporting unit excluding Ticket Monster, which was classified as held-for-sale effective March 30, 2015. Based on those assessments, which considered current market conditions, recent business performance, growth achieved since the related goodwill was acquired, and the results of quantitative impairment tests performed in recent periods, we determined that the likelihood of a goodwill impairment did not reach the more-likely-than-not threshold specified in U.S. GAAP. Accordingly, we concluded that goodwill related to those reporting units was not impaired and further quantitative testing was not required to be performed.
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
For purposes of assessing whether it is more-likely-than-not that our deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $827.1 million and $922.0 million as of June 30, 2015 and December 31, 2014, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. We have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for those jurisdictions in a cumulative loss position for the most recent three-year period. Due to our cumulative losses in many jurisdictions outside of the United States, we have not recognized significant deferred tax assets without a valuation allowance outside of the United States when the only sources of taxable income are projected future earnings or tax planning strategies. For certain jurisdictions where applicable tax law imposes limitations that may prevent us from realizing our deferred tax assets through the scheduled reversal of taxable temporary differences, we have recorded valuation allowances in excess of the net deferred tax asset balances.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. In July 2015, the FASB reached a decision to defer the effective date of the new ASU until December 15, 2017. Management is still assessing the impact of adoption on its consolidated financial statements.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Japanese yen, Swiss Franc and Brazilian real, which exposes us to foreign currency risk. For the three months ended June 30, 2015, we derived approximately 27.6% and 7.2% of our revenue from our EMEA and Rest of World segments, respectively. For the six months ended June 30, 2015, we derived approximately 28.2% and 7.2% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of June 30, 2015 and December 31, 2014.
As of June 30, 2015, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $32.5 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $3.3 million. This compares to a $75.7 million working capital deficit subject to foreign currency exposure as of December 31, 2014, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $7.6 million.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In August 2014, the Company entered into a three-year Credit Agreement that provides for aggregate principal borrowings up to $250.0 million. As of June 30, 2015, there were no borrowings outstanding under the Credit Agreement. Because our Credit Agreement bears interest at a variable rate, we will be exposed to market risk relating to changes in interest rates if we draw down under the Credit Agreement. We also have long-term borrowings, which consist of $17.3 million of long-term capital lease obligations, and investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We believe that the interest rate risk on the long-term capital lease obligations and investments is not significant.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our management concluded that, as of June 30, 2015, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 7 "Commitments and Contingencies" to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on the Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2015, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2015, we purchased 19,334,744 shares of Class A common stock for an aggregate purchase price of 122.7 million (including fees and commissions) under our share repurchase programs. A summary of our Class A common stock repurchases during the three months ended June 30, 2015 under our share repurchase programs are set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Programs
April 1-30, 2015	1,832,205	$7.18	1,832,205	$369,841,514
May 1-31, 2015	10,931,839	6.63	10,931,839	298,065,210
June 1-30, 2015 (1)	6,570,700	5.64	6,570,700	461,032,870
Total	19,334,744	$6.34	19,334,744	$461,032,870

(1)	Reflects a $200.0 million increase in our share repurchase program announced on June 3, 2015 for an aggregate authorization of $500.0 million.
See Note 8, "Stockholders' Equity and Compensation Arrangements" for discussion regarding our share repurchase programs.
The following table provides information about purchases of shares of our Class A common stock during the three months ended June 30, 2015 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2015	579,563	$6.89	—	—
May 1-31, 2015	434,486	6.58	—	—
June 1-30, 2015	901,396	5.83	—	—
Total	1,915,445	$6.32	—	—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

ITEM 5. OTHER INFORMATION
On August 5, 2015, the Compensation Committee of the Board approved restricted stock unit ("RSU") awards for Brian Kayman, Interim Chief Financial Officer of the Company, and Sri Viswanath, Chief Technology Officer of the Company.  In connection with his recent appointment as Interim Chief Financial Officer, Mr. Kayman received an award of 125,000 RSUs, of which 12,500 RSUs will vest monthly for a ten-month period beginning on August 15, 2015. In the event that the Company appoints a new chief financial officer prior to the time that this RSU award is fully vested, any unvested portion of the RSU award shall be forfeited. Mr. Viswanath received an award of 62,500 RSUs, which will vest in full on March 31, 2016. In each case, the vesting of the RSU award is subject to the officer’s continued employment on the applicable vesting date.

ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August 2015.

GROUPON, INC.
By:	/s/ Brian A. Kayman
	Name:	Brian A. Kayman
	Title:	Interim Chief Financial Officer

EXHIBITS

Exhibit Number	Description
2.1
Investment Agreement, dated April 19, 2015, by and among Groupon Trailblazer, Inc., Monster Partners LP and Monster Holdings LP (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 20, 2015)

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