Form 10-Q
period 2015-09-30
Groupon, Inc.
filed 2015-11-04
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Yes             No  ☒
As of October 30, 2015, there were 611,890,572 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

______________________________________________________

PART I
FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, volatility in our revenue and operating results; risks related to our business strategy, including our marketing strategy and spend and the productivity of those marketing investments; the impact of our shift away from lower-margin products in our Goods category; effectively dealing with challenges arising from our international operations, including fluctuations in currency exchange rates; retaining existing customers and adding new customers, including as we increase our marketing spend and shift away from lower-margin products in our Goods category; retaining and adding new and high quality merchants; cyber security breaches; incurring expenses as we expand our business; competing successfully in our industry; maintaining favorable payment terms with our business partners; providing a strong mobile experience for our customers; delivery and routing of our emails; maintaining a strong brand; managing inventory and order fulfillment risks; integrating our technology platforms; managing refund risks; retaining, attracting and integrating members of our executive team; litigation; compliance with domestic and foreign laws and regulations, including the CARD Act and regulation of the Internet and e-commerce; tax liabilities; tax legislation; maintaining our information technology infrastructure; protecting our intellectual property; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; seasonality; payment-related risks; customer and merchant fraud; global economic uncertainty; our ability to raise capital if necessary; difficulties, delays or our inability to successfully complete all or part of the announced restructuring actions or to realize the operating efficiencies and other benefits of such restructuring actions; higher than anticipated restructuring charges or changes in the timing of such restructuring charges; the impact of our ongoing strategic review and any potential strategic alternatives we may choose to pursue; and those risks and other factors discussed in Part I, "Item 1A: Risk Factors" of our 2014 Annual Report on Form 10-K and Part II, "Item 1A: Risk Factors" of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$963,559	$1,016,634
Accounts receivable, net	76,121	90,597
Deferred income taxes	19,349	16,271
Prepaid expenses and other current assets	223,986	192,382
Current assets held for sale	—	85,445
Total current assets	1,283,015	1,401,329
Property, equipment and software, net	202,714	176,004
Goodwill	291,084	236,756
Intangible assets, net	40,841	30,609
Investments (including $149.2 million and $7.4 million at September 30, 2015 and December 31, 2014, respectively, at fair value)	163,789	24,298
Deferred income taxes, non-current	28,791	41,323
Other non-current assets	20,407	16,173
Non-current assets held for sale	—	301,105
Total Assets	$2,030,641	$2,227,597
Liabilities and Equity
Current liabilities:
Short-term borrowings	$195,000	$—
Accounts payable	15,503	13,822
Accrued merchant and supplier payables	640,044	772,156
Accrued expenses	260,883	214,260
Deferred income taxes	28,573	31,998
Other current liabilities	142,925	127,121
Current liabilities held for sale	—	166,239
Total current liabilities	1,282,928	1,325,596
Deferred income taxes, non-current	4,756	773
Other non-current liabilities	142,005	129,531
Non-current liabilities held for sale	—	6,753
Total Liabilities	1,429,689	1,462,653
Commitments and contingencies (see Note 8)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 714,074,671 shares issued and 620,933,460 shares outstanding at September 30, 2015 and 699,008,084 shares issued and 671,768,980 shares outstanding at December 31, 2014	71	70
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,933,994	1,847,420
Treasury stock, at cost, 93,141,211 shares at September 30, 2015 and 27,239,104 shares at December 31, 2014	(532,530)	(198,467)
Accumulated deficit	(854,764)	(921,960)
Accumulated other comprehensive income	53,369	35,763
Total Groupon, Inc. Stockholders' Equity	600,140	762,826
Noncontrolling interests	812	2,118
Total Equity	600,952	764,944
Total Liabilities and Equity	$2,030,641	$2,227,597

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Third party and other	$326,306	$362,903	$1,027,273	$1,133,109
Direct	387,289	351,366	1,175,073	1,025,786
Total revenue	713,595	714,269	2,202,346	2,158,895
Cost of revenue:
Third party and other	46,050	50,774	145,292	153,333
Direct	338,633	308,217	1,043,729	918,362
Total cost of revenue	384,683	358,991	1,189,021	1,071,695
Gross profit	328,912	355,278	1,013,325	1,087,200
Operating expenses:
Marketing	61,587	55,258	171,127	182,142
Selling, general and administrative	326,248	299,275	904,816	905,919
Restructuring charges	24,146	—	24,146	—
Gain on disposition of business	(13,710)	—	(13,710)	—
Acquisition-related expense (benefit), net	1,064	(304)	1,300	2,078
Total operating expenses	399,335	354,229	1,087,679	1,090,139
Income (loss) from operations	(70,423)	1,049	(74,354)	(2,939)
Other income (expense), net	(8,160)	(20,056)	(25,146)	(21,919)
Income (loss) from continuing operations before provision (benefit) for income taxes	(78,583)	(19,007)	(99,500)	(24,858)
Provision (benefit) for income taxes	(53,970)	(6,434)	(42,881)	20,181
Income (loss) from continuing operations	(24,613)	(12,573)	(56,619)	(45,039)
Income (loss) from discontinued operations, net of tax	—	(6,445)	133,463	(30,264)
Net income (loss)	(24,613)	(19,018)	76,844	(75,303)
Net income (loss) attributable to noncontrolling interests	(3,002)	(2,190)	(9,648)	(6,575)
Net income (loss) attributable to Groupon, Inc.	$(27,615)	$(21,208)	$67,196	$(81,878)

Basic net income (loss) per share:
Continuing operations	$(0.04)	$(0.02)	$(0.10)	$(0.08)
Discontinued operations	—	(0.01)	0.20	(0.04)
Basic net income (loss) per share	$(0.04)	$(0.03)	$0.10	$(0.12)

Diluted net income (loss) per share:
Continuing operations	$(0.04)	$(0.02)	$(0.10)	$(0.08)
Discontinued operations	—	(0.01)	0.20	(0.04)
Diluted net income (loss) per share	$(0.04)	$(0.03)	$0.10	$(0.12)

Weighted average number of shares outstanding
Basic	644,894,785	669,526,524	664,302,630	675,814,535
Diluted	644,894,785	669,526,524	664,302,630	675,814,535

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(24,613)	$(12,573)	$(56,619)	$(45,039)
Other comprehensive income (loss) from continuing operations:
Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	(1,246)	11,879	6,085	10,701
Reclassification adjustments included in income (loss) from continuing operations	(906)	—	3,495	—
Net change in unrealized gain (loss)	(2,152)	11,879	9,580	10,701
Amortization of pension net actuarial loss to earnings (net of tax effect of $5 for the three months ended September 30, 2015 and $15 for the nine months ended September 30, 2015)	26	—	79	—
Available-for-sale-securities
Net unrealized gain (loss) during period	(193)	(425)	(17)	(799)
Reclassification adjustment for impairment included in income (loss) from continuing operations	—	831	—	831
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $(116) and $248 for the three months ended September 30, 2015 and 2014, respectively, and $(9) and $23 for the nine months ended September 30, 2015 and 2014, respectively)	(193)	406	(17)	32
Other comprehensive income (loss) from continuing operations	(2,319)	12,285	9,642	10,733
Comprehensive income (loss) from continuing operations	(26,932)	(288)	(46,977)	(34,306)

Income (loss) from discontinued operations	—	(6,445)	133,463	(30,264)
Other comprehensive income (loss) from discontinued operations - Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	—	(10,052)	(4,349)	(802)
Reclassification adjustment included in net income (loss) from discontinued operations	—	—	12,313	—
Net change in unrealized gain (loss)	—	(10,052)	7,964	(802)
Comprehensive income (loss) from discontinued operations	—	(16,497)	141,427	(31,066)

Comprehensive income (loss)	(26,932)	(16,785)	94,450	(65,372)
Comprehensive income (loss) attributable to noncontrolling interests	(3,002)	(2,187)	(9,648)	(6,388)
Comprehensive income (loss) attributable to Groupon, Inc.	$(29,934)	$(18,972)	$84,802	$(71,760)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Groupon Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2014	701,408,060	$70	$1,847,420	(27,239,104)	$(198,467)	$(921,960)	$35,763	$762,826	$2,118	$764,944
Net income	—	—	—	—	—	67,196	—	67,196	9,648	76,844
Foreign currency translation	—	—	—	—	—	—	17,544	17,544	—	17,544
Amortization of pension net actuarial loss to earnings, net of tax	—	—	—	—	—	—	79	79	—	79
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(17)	(17)	—	(17)
Issuance of unvested restricted stock	2,203,861	—	—	—	—	—	—	—	—	—
Exercise of stock options	604,432	—	816	—	—	—	—	816	—	816
Vesting of restricted stock units	16,419,868	2	(2)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,037,198	—	4,857	—	—	—	—	4,857	—	4,857
Tax withholdings related to net share settlements of stock-based compensation awards	(5,198,772)	(1)	(35,162)	—	—	—	—	(35,163)	—	(35,163)
Stock-based compensation on equity-classified awards	—	—	120,158	—	—	—	—	120,158	—	120,158
Tax shortfalls, net of excess tax benefits, on stock-based compensation awards	—	—	(4,093)	—	—	—	—	(4,093)	—	(4,093)
Purchases of treasury stock	—	—	—	(65,902,107)	(334,063)	—	—	(334,063)	—	(334,063)
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(10,954)	(10,954)
Balance at September 30, 2015	716,474,647	$71	$1,933,994	(93,141,211)	$(532,530)	$(854,764)	$53,369	$600,140	$812	$600,952

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income (loss)	$76,844	$(75,303)
Less: Income (loss) from discontinued operations, net of tax	133,463	(30,264)
Income (loss) from continuing operations	(56,619)	(45,039)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	84,241	68,731
Amortization of acquired intangible assets	14,966	16,188
Stock-based compensation	109,204	85,329
Restructuring charges	24,146	—
Gain on disposition of business	(13,710)	—
Deferred income taxes	(15,252)	(1,956)
Excess tax benefits on stock-based compensation	(6,198)	(12,573)
Loss on equity method investments	—	459
Gain from changes in fair value of contingent consideration	(268)	(1,059)
Loss from changes in fair value of investments	2,114	—
Impairments of investments	—	2,036
Change in assets and liabilities, net of acquisitions:
Restricted cash	4,555	7,686
Accounts receivable	6,353	(26,557)
Prepaid expenses and other current assets	(39,813)	(22,883)
Accounts payable	(944)	(12,973)
Accrued merchant and supplier payables	(101,852)	(101,070)
Accrued expenses and other current liabilities	33,413	(21,103)
Other, net	(1,242)	44,009
Net cash provided by (used in) operating activities from continuing operations	43,094	(20,775)
Net cash provided by (used in) operating activities from discontinued operations	(36,578)	22,777
Net cash provided by (used in) operating activities	6,516	2,002
Investing activities
Purchases of property and equipment and capitalized software	(68,481)	(63,443)
Cash derecognized upon disposition of subsidiary	(1,404)	—
Acquisitions of businesses, net of acquired cash	(70,130)	(45,397)
Purchases of investments	(5,000)	(6,704)
Proceeds from sale of investment	1,231	—
Settlement of liability related to purchase of additional interest in consolidated subsidiary	(1,072)	(1,599)
Acquisitions of intangible assets	(1,156)	(500)
Net cash provided by (used in) investing activities from continuing operations	(146,012)	(117,643)
Net cash provided by (used in) investing activities from discontinued operations	244,470	(75,924)
Net cash provided by (used in) investing activities	98,458	(193,567)
Financing activities
Proceeds from borrowings under revolving credit facility	195,000	—
Payments for purchases of treasury stock	(329,378)	(145,395)
Excess tax benefits on stock-based compensation	6,198	12,573
Taxes paid related to net share settlements of stock-based compensation awards	(34,477)	(32,390)
Common stock issuance costs in connection with acquisition of business	—	(1,187)
Settlements of purchase price obligations related to acquisitions	—	(3,136)
Proceeds from stock option exercises and employee stock purchase plan	5,673	6,204
Partnership distribution payments to noncontrolling interest holders	(10,954)	(6,178)
Payment of contingent consideration related to acquisitions	(382)	—
Payments of capital lease obligations	(17,670)	(3,559)
Net cash provided by (used in) financing activities	(185,990)	(173,068)
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets held for sale	(27,338)	(20,671)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(108,354)	(385,304)
Less: Net increase (decrease) in cash classified within current assets held for sale	(55,279)	43,324
Net increase (decrease) in cash and cash equivalents	(53,075)	(428,628)
Cash and cash equivalents, beginning of period	1,016,634	1,240,472
Cash and cash equivalents, end of period	$963,559	$811,844

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	$40,927	$18,546
Shares issued to settle liability-classified awards and contingent consideration	—	1,041
Liability for purchases of treasury stock	5,059	120
Contingent consideration liabilities incurred in connection with acquisitions	9,605	4,006
Liability for purchase consideration	250	359
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	1,500	5,061
Liability for purchase of additional interest in consolidated subsidiaries	526	2,296
Minority investment recognized in connection with disposition of Ticket Monster	122,075	—
Minority investment recognized in connection with disposition of Groupon India	16,400	—
Discontinued operations:
Issuance of common stock in connection with acquisition of Ticket Monster	—	162,862
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	—	447
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
The Company's operations are organized into three segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). See Note 14, "Segment Information."
In January 2014, the Company acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster, Inc. ("Ticket Monster"), for total consideration of $259.4 million, consisting of $96.5 million in cash and $162.9 million of Class A common stock. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster were previously reported in the Company's Rest of World segment. On May 27, 2015, the Company sold a controlling stake in Ticket Monster that resulted in its deconsolidation. The financial results of Ticket Monster, including the gain on disposition and related tax effects, are presented as discontinued operations in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014. Additionally, the assets and liabilities of Ticket Monster are presented as held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2014. See Note 2, "Discontinued Operations and Other Dispositions," for additional information.
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
2. DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS
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

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three months ended September 30, 2014 and the nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2015 (1)	2014
Third party and other revenue	$36,900	$28,145	$99,064
Direct revenue	5,885	39,065	8,308
Third party and other cost of revenue	(10,723)	(13,958)	(28,893)
Direct cost of revenue	(7,196)	(38,031)	(9,952)
Marketing expense	(4,677)	(8,495)	(20,992)
Selling, general and administrative expense	(26,667)	(38,102)	(77,832)
Other income, net	33	96	33
Loss from discontinued operations before gain on disposition and provision for income taxes	(6,445)	(31,280)	(30,264)
Gain on disposition	—	202,158	—
Provision for income taxes	—	(37,415)	—
Income (loss) from discontinued operations, net of tax	$(6,445)	$133,463	$(30,264)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(1)	The income from discontinued operations, net of tax, for the nine months ended September 30, 2015 includes the results of Ticket Monster through the disposition date of May 27, 2015.
The $37.4 million provision for income taxes for the nine months ended September 30, 2015 reflects (i) the $64.2 million current and deferred income tax effects of the Ticket Monster disposition during the second quarter of 2015, partially offset by (ii) a $26.8 million tax benefit that resulted from the recognition of a deferred tax asset related to the excess of the tax basis over the financial reporting basis of the Company's investment in Ticket Monster upon meeting the criteria for held-for-sale classification during the first quarter of 2015. No income tax benefits were recognized for the three and nine months ended September 30, 2014 because valuation allowances have been provided against the related net deferred tax assets.
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

Other Dispositions

Groupon India

On August 6, 2015, the Company’s subsidiary in India ("Groupon India") completed an equity financing transaction with a third party investor that obtained a majority voting interest in the entity. See Note 5, "Investments," for information about this transaction. The Company recognized a pre-tax gain on the disposition of $13.7 million, which represents the excess of (a) the sum of (i) $14.2 million in net consideration received, consisting of the $16.4 million fair value of its retained minority investment, less $1.3 million in transaction costs and a $0.9 million guarantee liability and (ii) Groupon India's $0.9 million cumulative translation gain, which was reclassified to earnings, over (b) the $1.4 million net book value of Groupon India upon the closing of the transaction. The Company did not receive any cash proceeds in connection with the transaction.

The gain from this transaction is presented as "Gain on disposition of business" in the accompanying condensed consolidated statements of operations. The financial results of Groupon India are presented within income from continuing operations in the accompanying condensed consolidated financial statements through the August 6, 2015 disposition date. Those financial results were not material for the three and nine months ended September 30, 2015 and 2014.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. BUSINESS COMBINATIONS

The Company acquired six businesses during the nine months ended September 30, 2015.  Business combinations are accounted for using the acquisition method, and the results of each of those acquired businesses are included in the condensed consolidated financial statements beginning on the respective acquisition dates. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, and changes to those allocations may occur as a result of final working capital adjustments and tax return filings. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid these premiums for a number of reasons, including growing the Company's merchant and customer base, acquiring assembled workforces, expanding its presence in international markets, expanding and advancing its product and service offerings and enhancing technology capabilities. The goodwill from these business combinations is generally not deductible for tax purposes.
For the three and nine months ended September 30, 2015, $0.6 million and $1.5 million, respectively, of external transaction costs related to business combinations, primarily consisting of legal and advisory fees, are classified within "Acquisition-related (benefit) expense, net" on the condensed consolidated statements of operations.
OrderUp, Inc.
On July 16, 2015, the Company acquired all of the outstanding equity interests of OrderUp, Inc. ("OrderUp"), an on-demand online and mobile food ordering and delivery marketplace based in the United States. The purpose of this acquisition was to extend the Company's local marketplaces in the food ordering and delivery sector and enhance related technology capabilities. The aggregate acquisition-date fair value of the consideration transferred for the OrderUp acquisition totaled $78.6 million, which consisted of the following (in thousands):

Cash	$69,024
Contingent consideration	9,605
Total	$78,629

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the allocation of the aggregate acquisition price of the OrderUp acquisition (in thousands):

Cash and cash equivalents	$2,264
Accounts receivable	1,377
Prepaid expenses and other current assets	404
Property, equipment and software	24
Goodwill	61,140
Intangible assets: (1)
Subscriber relationships	5,600
Merchant relationships	1,100
Developed technology	11,300
Trade name	900
Other intangible assets	1,850
Other non-current assets	31
Total assets acquired	$85,990
Accounts payable	$901
Accrued merchant and supplier payables	1,021
Accrued expenses	2,356
Other current liabilities	562
Deferred income taxes, non-current	2,500
Other non-current liabilities	21
Total liabilities assumed	$7,361
Total acquisition price	$78,629

(1)	Acquired intangible assets have estimated useful lives of between 3 and 5 years.
Other Acquisitions
The Company acquired five other businesses during the nine months ended September 30, 2015. The primary purpose of these acquisitions was to acquire an assembled workforce, expand internationally, expand and advance product offerings and enhance technology capabilities. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $6.0 million, which consisted of the following (in thousands):

Cash	$5,711
Liability for purchase consideration	250
Total	$5,961

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the allocation of the aggregate acquisition price of the other acquisitions for the nine months ended September 30, 2015 (in thousands):

Net working capital deficit (including acquired cash of $2.3 million)	$(647)
Goodwill	2,898
Intangible assets: (1)
Subscriber relationships	1,016
Merchant relationships	809
Developed technology	1,339
Brand relationships	296
Other intangible assets	250
Total acquisition price	$5,961

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations for the OrderUp acquisition and these other acquisitions are not presented because the pro forma effects of those acquisitions, individually and in the aggregate, were not material to the Company's condensed consolidated results of operations.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the nine months ended September 30, 2015 (in thousands):

	North America	EMEA	Rest of World	Consolidated
Balance as of December 31, 2014	$116,718	$102,179	$17,859	$236,756
Goodwill related to acquisitions	63,089	—	949	64,038
Goodwill related to disposition	—	—	(975)	(975)
Foreign currency translation	(1)	(7,635)	(1,099)	(8,735)
Balance as of September 30, 2015	$179,806	$94,544	$16,734	$291,084

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the Company's intangible assets (in thousands):

	September 30, 2015
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$52,859	$42,844	$10,015
Merchant relationships	9,771	8,042	1,729
Trade names	11,143	7,253	3,890
Developed technology	37,287	24,015	13,272
Brand relationships	7,960	2,675	5,285
Other intangible assets	20,006	13,356	6,650
Total	$139,026	$98,185	$40,841

	December 31, 2014
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$48,810	$37,744	$11,066
Merchant relationships	8,386	8,323	63
Trade names	10,532	6,935	3,597
Developed technology	25,352	21,713	3,639
Brand relationships	7,664	1,486	6,178
Other intangible assets	17,045	10,979	6,066
Total	$117,789	$87,180	$30,609
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets was $5.2 million and $5.1 million for the three months ended September 30, 2015 and 2014, respectively, and $15.0 million and $16.2 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2015	$4,947
2016	16,111
2017	11,180
2018	7,643
2019	646
Thereafter	314
Total	$40,841

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	September 30, 2015	Percent Ownership of Voting Stock			December 31, 2014	Percent Ownership of Voting Stock
Available-for-sale securities:
Convertible debt securities	$7,882				$2,527
Redeemable preferred shares	4,934	17%	to	19%	4,910	17%	to	19%
Total available-for-sale securities	12,816				7,437
Cost method investments	$14,612	2%	to	10%	$15,630	6%	to	19%
Equity method investments	—	—%			1,231	21%	to	50%
Fair value option investments	136,361	43%	to	48%	—
Total investments	$163,789				$24,298
The following table summarizes the amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company's available-for-sale securities as of September 30, 2015 and December 31, 2014, respectively (in thousands):

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Convertible debt securities	$7,435	$447	$—	$7,882	$2,030	$497	$—	$2,527
Redeemable preferred shares	4,599	335	—	4,934	4,599	311	—	4,910
Total available-for-sale securities	$12,034	$782	$—	$12,816	$6,629	$808	$—	$7,437
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
In connection with the disposition of Ticket Monster as discussed above, the Company obtained a minority limited partner interest in Monster LP. The investment in Monster LP was measured at its fair value of $122.1 million as of its acquisition date. The initial fair value was determined using the backsolve valuation method, which is a form of the market approach. Under this method, assumptions are made about the expected time to liquidity, volatility and risk-free rate such that the price paid by a third-

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

party investor in a recent financing round can be used to determine the value of the entity and its other securities using option-pricing methodologies. The $122.1 million fair value of the Company's investment in Monster LP was based on the contractual liquidation preferences and the following valuation assumptions: 4-year expected time to a liquidity event, 60% volatility and a 1.3% risk-free rate. The initial fair value of Monster LP, determined using the backsolve method, was calibrated to a discounted cash flow valuation, an income approach, and was further corroborated using a market approach.
The Company has made an irrevocable election to account for its minority limited partner interest in Monster LP at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting because it believes that fair value is the most relevant measurement attribute for this investment, as well as to reduce operational and accounting complexity. As of September 30, 2015, the Company measured the fair value of Monster LP using the discounted cash flow method and the market approach. The Company recognized a loss of $2.5 million and $2.0 million from changes in the fair value of its investment in Monster LP for the three and nine months ended September 30, 2015, respectively.
The following table summarizes the condensed consolidated financial information for Monster LP (in thousands):

	Three Months Ended September 30, 2015	Period from May 28, 2015 through September 30, 2015 (1)
Revenue	$33,465	$47,575
Gross profit	(6,826)	(2,488)
Loss before income taxes	(38,425)	(46,764)
Net loss	(38,485)	(46,764)

September 30, 2015
Current assets	$149,662
Non-current assets	483,108
Current liabilities	223,667
Non-current liabilities	7,038

(1)
The summarized financial information is presented for the period beginning May 28, 2015, after completion of the Ticket Monster disposition transaction that resulted in the Company obtaining its minority limited partner interest in Monster LP.

Investment in GroupMax
On August 6, 2015, the Company's subsidiary in India ("Groupon India") completed an equity financing transaction with a third party investor that obtained a majority voting interest in the entity, whereby (a) the investor contributed $17.0 million in cash to GroupMax Pte Ltd. ("GroupMax"), a newly formed Singapore-based entity, in exchange for Series A Preference Shares and (b) the Company contributed the shares of Groupon India to GroupMax in exchange for seed preference shares of GroupMax. Additionally, GroupMax is authorized to issue up to 376,096 options on ordinary shares to its employees that will be subject to time-based vesting conditions and performance based vesting conditions. The Series A Preference Shares are entitled to a $17.0 million liquidation preference, which must be paid prior to any distributions to the other equity holders.
In connection with the disposition of Groupon India as discussed above, the Company obtained a minority investment in GroupMax. The investment in GroupMax was measured at its fair value of $16.4 million as of its acquisition date. The initial fair value was determined using the backsolve valuation method. The $16.4 million fair value of the Company's investment in GroupMax was based on the contractual liquidation preferences and the following valuation assumptions: 5-year expected time to a liquidity event, 65% volatility and a 1.6% risk-free rate. The initial fair value of GroupMax, determined using the backsolve method, was calibrated to a discounted cash flow valuation, an income approach, and was further corroborated using a market approach. The Company has made an irrevocable election to account for its minority investment in GroupMax at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting because it believes that fair value is the most relevant measurement attribute for this investment, as well as to reduce operational and accounting complexity. As of September 30, 2015, the Company measured the fair value of GroupMax using the discounted cash flow method and the market approach. The Company recognized a loss of $0.1 million from changes in the fair value of its investment in GroupMax from the acquisition date to September 30, 2015.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other income (expense), net for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$331	$291	$888	$1,087
Interest expense	(783)	(207)	(1,926)	(428)
Impairments of investments	—	(1,448)	—	(2,036)
Loss on equity method investments	—	(91)	—	(459)
Loss on changes in fair value of investments	(2,564)	—	(2,114)	—
Foreign currency gains (losses), net (1)	(5,153)	(18,619)	(22,118)	(20,092)
Other	9	18	124	9
Other income (expense), net	$(8,160)	$(20,056)	$(25,146)	$(21,919)

(1)
Foreign currency gains (losses), net for the nine months ended September 30, 2015 includes a $4.4 million cumulative translation adjustment loss from the Company's legacy business in the Republic of Korea that was reclassified to earnings as a result of the Ticket Monster disposition.

The following table summarizes the Company's prepaid expenses and other current assets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Unamortized tax effects on intercompany transactions	$1,076	$14,170
Finished goods inventories	57,294	52,237
Prepaid expenses	50,982	32,758
Restricted cash	4,672	10,852
Income taxes receivable	78,431	41,769
VAT receivable	11,817	17,746
Prepaid marketing	—	7,413
Other	19,714	15,437
Total prepaid expenses and other current assets	$223,986	$192,382

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's accrued merchant and supplier payables as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Accrued merchant payables	$430,405	$499,317
Accrued supplier payables (1)	209,639	272,839
Total accrued merchant and supplier payables	$640,044	$772,156

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes the Company's accrued expenses as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Marketing	$15,968	$15,962
Refunds reserve	27,616	32,535
Payroll and benefits	51,360	59,802
Customer credits	34,671	42,729
Professional fees	16,195	14,254
Restructuring-related liabilities	21,289	—
Other	93,784	48,978
Total accrued expenses	$260,883	$214,260
The following table summarizes the Company's other current liabilities as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Income taxes payable	$11,364	$14,461
VAT payable	22,244	30,778
Sales taxes payable	5,856	9,042
Deferred revenue	46,793	46,344
Capital lease obligations	26,201	14,872
Other	30,467	11,624
Total other current liabilities	$142,925	$127,121
The following table summarizes the Company's other non-current liabilities as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Long-term tax liabilities	$76,147	$82,138
Deferred rent	17,031	13,200
Capital lease obligations	34,398	23,387
Other	14,429	10,806
Total other non-current liabilities	$142,005	$129,531

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the components of accumulated other comprehensive income as of September 30, 2015 and December 31, 2014 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Pension adjustments	Total
Balance as of December 31, 2014	$36,764	$499	$(1,500)	$35,763
Other comprehensive income	17,544	(17)	79	17,606
Balance at September 30, 2015	$54,308	$482	$(1,421)	$53,369

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

As of September 30, 2015, the Company had $195.0 million of short-term borrowings outstanding under the Credit Agreement and was in compliance with all covenants.

8. COMMITMENTS AND CONTINGENCIES
In July 2015, the Company entered into a new lease agreement that replaced the previous lease agreement for its corporate headquarters located in Chicago, Illinois. The new lease agreement extended the term to 10 years and 4 months and expanded the square footage. The net increase (decrease) in operating lease commitments as of September 30, 2015 over amounts under the previous lease agreement for each of the next five years and thereafter is as follows (in thousands):

2015	$116
2016	(595)
2017	3,405
2018	3,787
2019	8,107
Thereafter	77,176
Net increase in lease payments	$91,996
Except for the changes stated above, the Company's commitments as of September 30, 2015 did not materially change from the amounts set forth in the Company's 2014 Annual Report on Form 10-K.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  Originally filed in April 2012, the case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. The complaint asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Allegations in the consolidated amended complaint include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued earnings release dated February 8, 2012.  The lawsuit seeks monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On June 29, 2015, the parties concluded fact discovery, including the depositions of fact witnesses. On July 30, 2015, class notice was mailed to all identifiable members of the certified class and subclass. On September 1, 2015, plaintiff filed an agreed motion to dismiss without prejudice all claims against the Underwriters defendants, which the court granted on September 10, 2015. The parties are currently engaged in expert discovery, which is scheduled to close on December 21, 2015, and dispositive motions are scheduled to be filed by January 29, 2016. The district court has not yet scheduled a trial date. The parties have participated in mediations and settlement discussions during the three months ended September 30, 2015 and thereafter but have not yet reached any agreement regarding resolution of the litigation. As a result of these settlement discussions, the Company increased its contingent liability for this matter by $37.5 million during the three months ended September 30, 2015. This expense is classified within "Selling, general and administrative expense" on the condensed consolidated statements of operations.
In addition, federal and state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  The federal purported stockholder derivative lawsuit was originally filed in April 2012, and a consolidated stockholder derivative complaint, filed on July 30, 2012, is currently pending in the United States District Court for the Northern District of Illinois: In re Groupon Derivative Litigation.  Plaintiffs assert claims for breach of fiduciary duty and abuse of control.  The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. The state derivative complaints generally allege that the defendants breached their fiduciary duties by purportedly mismanaging the Company's business by, among other things, failing to utilize proper accounting controls and, in the case of one of the state derivative lawsuits, by engaging in alleged insider trading of the Company's Class A common stock and misappropriating information.  In addition, one state derivative case asserts a claim for unjust enrichment.  The derivative lawsuits purport to seek to recoup for the Company an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On June 20, 2012, the Company and the individual defendants filed a motion requesting that the court stay the consolidated federal derivative action pending resolution of the consolidated federal class action.  On July 31, 2012, the court granted defendants' motion in part, and stayed the consolidated federal derivative action pending a separate resolution of upcoming motions to dismiss in the consolidated federal class action.  On June 15, 2012, the state plaintiffs filed a motion to consolidate the state derivative actions, which was granted on July 2, 2012, and on July 5, 2012, the plaintiffs filed a motion for appointment of co-lead plaintiffs and co-lead counsel, which was granted on July 27, 2012.  No consolidated complaint has been filed in the state derivative action. On September 14, 2012, the court granted a motion filed by the parties requesting that the court stay the state derivative actions pending the federal court's resolution of anticipated motions to dismiss in the consolidated federal class action.  On April 18, 2013, the state court appointed a lead plaintiff and approved its selection of lead counsel and local counsel for the purported derivative action. Following entry of the federal court's order denying defendants' motions to dismiss in In re Groupon Securities Litigation, the courts in both the state and federal derivative actions granted motions requesting that the respective courts extend the litigation stays currently in place pending further developments in In re Groupon, Inc. Securities

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Litigation. In October 2015, the parties engaged in settlement discussions with the assistance of a mediator, but have not yet reached any agreement regarding resolution of the litigation.
The Company intends to defend all of the securities and stockholder derivative lawsuits vigorously.
In 2010, the Company was named as a defendant in a series of class actions that came to be consolidated in the U.S. District Court for the Southern District of California. The consolidated actions are referred to as In re Groupon Marketing and Sales Practices Litigation. The Company denies liability, but the parties agreed to settle the litigation for $8.5 million before any determination had been made on the merits or with respect to class certification. On December 18, 2012, the district court approved the settlement over various objections to the settlement lodged by certain individual class members. Thereafter, certain of the objectors filed an appeal, and on February 19, 2015, the Court of Appeals vacated the settlement and remanded the case for further proceedings concerning the proposed settlement consistent with the Court of Appeals' opinion. On June 22, 2015, the Company terminated the settlement agreement as is permitted under its terms. In July 2015, the parties reached an agreement in principle regarding a new settlement involving a combination of cash and Groupon credits, worth a total of $8.5 million. On October 22, 2015, the district court granted preliminary approval of the settlement and the parties are currently engaged in complying with the process for the district court to consider granting final approval of the settlement. The Company continues to deny liability and if the settlement is not approved by the court or is not consummated for any reason, will contest the case vigorously.
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
Certain foreign tax authorities have issued assessments totaling $43.5 million to subsidiaries of the Company for additional value-added taxes (VAT) covering periods ranging from January 2011 to May 2014, including interest and penalties through the date of the assessments. Those tax authorities are alleging that, for VAT purposes, the Company's revenues from voucher sales should reflect the total amounts collected from purchasers of those vouchers, rather than the amounts that the Company retains after deducting the portion that is payable to the featured merchants. The Company believes that the assessments are without merit and intends to vigorously defend itself in these matters.
The Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and estimable. These accruals represent management's best estimate of probable losses and in such cases, there may be an exposure to loss in excess of the amounts accrued. For some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. For each matter described above, there are inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim. However, the Company believes that the amount of reasonably possible losses in excess of the amounts accrued would not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. The Company's accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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
(unaudited)

9. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
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
Share Repurchase Programs
The Board previously authorized the Company to purchase up to $300.0 million of its outstanding Class A common stock through August 2015. The Company has completed its repurchases under this authorization. In April 2015, the Board approved a new share repurchase program, under which the Company is authorized to repurchase up to an additional $500.0 million of its Class A common stock through August 2017. During the three and nine months ended September 30, 2015, the Company purchased 44,149,663 and 65,902,107 shares of Class A common stock, respectively, for an aggregate purchase price of $192.9 million and $334.1 million (including fees and commissions), respectively, under its share repurchase programs. As of September 30, 2015, up to $268.1 million of Class A common stock remains available for purchase under its current share repurchase program. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the programs may be discontinued or suspended at any time.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of September 30, 2015, 33,976,035 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense from continuing operations of $35.6 million and $32.7 million for the three months ended September 30, 2015 and 2014, respectively, and $109.2 million and $85.3 million for the nine months ended September 30, 2015 and 2014, respectively, related to stock awards issued under the Plans and acquisition-related awards. The Company recognized stock-based compensation expense from discontinued operations of $1.9 million for the three months ended September 30, 2014 and $5.3 million and $4.7 million for the nine months ended September 30, 2015 and 2014, respectively. The Company also capitalized $2.8 million of stock-based compensation for the three months ended September 30, 2015 and 2014, respectively, and $9.2 million and $7.9 million for the nine months ended September 30, 2015 and 2014, respectively, in connection with internally-developed software.
As of September 30, 2015, a total of $222.2 million of unrecognized compensation costs related to unvested employee stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted-average period of 1.2 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the nine months ended September 30, 2015 and 2014, 1,037,198 and 857,171 shares of common stock were issued under the ESPP, respectively.
Stock Options
The table below summarizes the stock option activity for the nine months ended September 30, 2015:

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2014	2,262,994	$1.09	5.03	$16,226
Exercised	(604,432)	$1.35
Forfeited	(1,926)	$2.42
Outstanding at September 30, 2015	1,656,636	$0.99	4.23	$3,761

Exercisable at September 30, 2015	1,656,636	$0.99	4.23	$3,761

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of September 30, 2015 and December 31, 2014, respectively.

Restricted Stock Units
The restricted stock units granted under the Plans generally vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly or quarterly basis thereafter. Restricted stock units are generally amortized on a straight-line basis over the requisite service period, except for restricted stock units with performance conditions, which are amortized using the accelerated method. In May 2015, 575,744 restricted stock units previously granted to Ticket Monster employees were modified to permit continued vesting following the Company’s sale of its controlling stake in Ticket Monster. These nonemployee restricted stock units, which require ongoing employment with Ticket Monster to vest, are remeasured to fair value each reporting period. As of September 30, 2015, 441,450 nonemployee restricted stock units are outstanding.
The table below summarizes activity regarding unvested restricted stock units granted under the Plans for the nine months ended September 30, 2015:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2014	41,337,927	$7.78
Granted	22,491,314	$6.72
Vested	(16,419,868)	$7.78
Forfeited	(8,538,937)	$7.91
Unvested at September 30, 2015	38,870,436	$7.12
Performance Share Units
The Company completed its acquisition of Ticket Monster in January 2014 and approximately 2,000,000 performance share units were granted to certain key employees of that subsidiary. The vesting of these awards into shares of the Company's Class A common stock was contingent upon the subsidiary's achievement of specified financial targets over three annual performance periods for the years ending December 31, 2014, 2015 and 2016 and was subject to continued employment at the end of each performance period. If the financial targets for a performance period were not achieved, no shares would have been issued for that performance period. The grant date fair value of the performance share units was $8.07 per share. No shares were issued for the 2014 annual performance period because the financial targets were not met. Stock-based compensation expense was not recognized for the performance share units for the period of January 1, 2015 through the date of the Ticket Monster disposition on May 27, 2015 because it was not probable that the financial targets for the remaining annual performance periods would be achieved. The performance share units were canceled upon the Company's disposition of Ticket Monster.
Restricted Stock Awards
The Company has granted restricted stock awards in connection with business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service periods, which extend through January 2018.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes activity regarding unvested restricted stock for the nine months ended September 30, 2015:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2014	34,067	$15.53
Granted	2,203,861	$5.95
Vested	(34,067)	$15.53
Forfeited	—	$—
Unvested at September 30, 2015	2,203,861	$5.95
10. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended September 30, 2015, the Company recorded an income tax benefit from continuing operations of $54.0 million on a pre-tax loss from continuing operations of $78.6 million. For the three months ended September 30, 2014, the Company recorded an income tax benefit from continuing operations of $6.4 million on a pre-tax loss from continuing operations of $19.0 million.
For the nine months ended September 30, 2015, the Company recorded an income tax benefit from continuing operations of $42.9 million on a pre-tax loss from continuing operations of $99.5 million. For the nine months ended September 30, 2014, the Company recorded income tax expense from continuing operations of $20.2 million on a pre-tax loss from continuing operations of $24.9 million.
The Company's U.S. statutory rate is 35%. Significant factors impacting the effective tax rate for the three and nine months ended September 30, 2015 and 2014 included losses from continuing operations in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property, nondeductible stock-based compensation expense and decreases in liabilities for uncertain tax positions.
The Company is currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of these audits. The Company decreased its liabilities for uncertain tax positions and recognized income tax benefits of $17.8 million and $7.7 million for the three months ended September 30, 2015 and 2014, respectively, as a result of new information that impacted its estimates of amounts that are more-likely-than-not of being realized upon ultimate settlement. As of September 30, 2015, the Company believes that it is reasonably possible that changes of up to $5.5 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Based on the Company's review of this matter and its intercompany cost-sharing agreements, it has concluded that an income tax benefit relating to prior period intercompany charges that may ultimately be reversed under its intercompany cost-sharing agreements does not meet the criteria for recognition in its consolidated financial statements as of September 30, 2015. The Company will continue to monitor ongoing developments with respect to the Altera case and the related IRS regulations in future periods and if the Company determines that the recognition criteria are met in a subsequent period, an income tax benefit of approximately $14.0 million would be recognized at that time.
As of September 30, 2015 and December 31, 2014, unamortized tax effects of intercompany transactions of $1.0 million and $14.2 million, respectively, are included within "Prepaid expenses and other current assets" on the condensed consolidated balance sheets. As of September 30, 2015, the estimated future amortization of the tax effects of intercompany transactions is $1.0 million for the remainder of 2015. These amounts exclude the benefits, if any, for tax deductions in other jurisdictions that the Company may be entitled to as a result of the related intercompany transactions.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

See Note 2, "Discontinued Operations and Other Dispositions," for discussion of the income tax provision (benefit) from discontinued operations for the three and nine months ended September 30, 2015 and 2014.
11. FAIR VALUE MEASUREMENTS
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
Cash equivalents - Cash equivalents primarily consist of AAA-rated money market funds. The Company classified cash equivalents as Level 1 due to the short-term nature of these instruments and measured the fair value based on quoted prices in active markets for identical assets.
Available-for-sale securities and fair value option investments - The Company has investments in redeemable preferred shares and convertible debt securities issued by nonpublic entities. The Company measures the fair value of available-for-sale securities using the discounted cash flow method, which is an income approach, and the probability-weighted expected return method, which is an income approach that incorporates probability-weighted outcomes. See Note 5, "Investments," for discussion of the valuation methodologies used to measure the fair value of the Company's investments in Monster LP and GroupMax.
The Company has classified its investments in available-for-sale securities and its fair value option investments in Monster LP and GroupMax as Level 3 due to the lack of observable market data over fair value inputs such as cash flow projections, discount rates and probability-weightings. Increases in projected cash flows and decreases in discount rates contribute to increases in the estimated fair values of available-for-sale securities and the investments in Monster LP and GroupMax, whereas decreases in projected cash flows and increases in discount rates contribute to decreases in their fair values. Additionally, increases in the probabilities of favorable investment outcomes, such as a sale or initial public offering of the investee, and decreases in the probabilities of unfavorable outcomes, such as a default by the investee, contribute to increases in the estimated fair value of available-for-sale securities, whereas decreases in the probabilities of favorable investment outcomes and increases in the probabilities of unfavorable investment outcomes contribute to decreases in their fair values.
Contingent consideration - The Company has contingent obligations to transfer cash to the former owners of acquired businesses if specified financial results are met over future reporting periods (i.e., earn-outs). Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value are recorded in earnings within "Acquisition-related expense (benefit), net" on the condensed consolidated statements of operations.
The Company uses an income approach to value contingent consideration obligations based on future financial performance, which is determined based on the present value of probability-weighted future cash flows. The Company has classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

fair value inputs such as probability-weighting of payment outcomes. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $24.1 million.
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$490,649	$490,649	$—	$—
Fair value option investments	136,361	—	—	136,361
Available-for-sale securities:
Convertible debt securities	7,882	—	—	7,882
Redeemable preferred shares	4,934	—	—	4,934

Liabilities:
Contingent consideration	10,273	—	—	10,273

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$440,596	$440,596	$—	$—
Available-for-sale securities:
Convertible debt securities	2,527	—	—	2,527
Redeemable preferred shares	4,910	—	—	4,910

Liabilities:
Contingent consideration	1,983	—	—	1,983

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Assets
Fair value option investments:
Beginning Balance	$122,525	$—	$—	$—
Acquisition of investments	16,400	—	138,475	—
Total gains (losses) included in earnings	(2,564)	—	(2,114)	—
Ending Balance	$136,361	$—	$136,361	$—
Unrealized gains (losses) still held (1)	$(2,564)	$—	$(2,114)	$—
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$8,026	$2,630	$2,527	$3,174
Purchase of convertible debt security	—	—	5,000	—
Total gains (losses) included in other comprehensive income	(362)	740	(50)	196
Total gains (losses) included in other income (expense), net (2)	218	(1,340)	405	(1,340)
Ending Balance	$7,882	$2,030	$7,882	$2,030
Unrealized gains (losses) still held (1)	$(144)	$(600)	$355	$(1,144)
Redeemable preferred shares:
Beginning Balance	$4,881	$4,544	$4,910	$—
Purchase of redeemable preferred shares	—	—	—	4,599
Total (losses) gains included in other comprehensive income	53	(86)	24	(141)
Ending Balance	$4,934	$4,458	$4,934	$4,458
Unrealized (losses) gains still held (1)	$53	$(86)	$24	$(141)

Liabilities
Contingent Consideration:
Beginning Balance	$233	$4,006	$1,983	$606
Issuance of contingent consideration in connection with acquisitions	9,605	—	9,605	4,006
Settlements of contingent consideration liabilities	—	—	(716)	(424)
Reclass to non-fair value liabilities when no longer contingent	—	—	(331)	(143)
Total (gains) losses included in earnings (3)	435	(1,020)	(268)	(1,059)
Ending Balance	$10,273	$2,986	$10,273	$2,986
Unrealized (gains) losses still held (1)	$435	$(1,020)	$(656)	$(1,020)

(1)
Represents the unrealized losses or gains recorded in earnings and/or other comprehensive income (loss) during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(2)
Represents accretion of interest income and changes in the fair value of an embedded derivative for the three and nine months ended September 30, 2015 and an other-than-temporary-impairment for the three and nine months ended September 30, 2014.

(3)	Changes in the fair value of contingent consideration liabilities are classified within "Acquisition-related expense (benefit), net" on the condensed consolidated statements of operations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the three and nine months ended September 30, 2015 and 2014.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the consolidated financial statements (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$14,612	$15,683	$15,630	$16,134
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
The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of September 30, 2015 and December 31, 2014 due to their short-term nature.
12. INCOME (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK
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
The following table sets forth the computation of basic and diluted net income (loss) per share of Class A and Class B common stock for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator
Allocation of net loss - continuing operations	$(24,522)	$(91)	$(12,528)	$(45)	$(56,414)	$(205)	$(44,879)	$(160)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Less: Allocation of net income attributable to noncontrolling interests	2,991	11	2,183	7	9,613	35	6,552	23
Allocation of net loss attributable to common stockholders - continuing operations	$(27,513)	$(102)	$(14,711)	$(52)	$(66,027)	$(240)	$(51,431)	$(183)
Allocation of net income (loss) attributable to common stockholders - discontinued operations	—	—	(6,423)	(22)	132,966	497	(30,157)	(107)
Allocation of net loss attributable to common stockholders	$(27,513)	$(102)	$(21,134)	$(74)	$66,939	$257	$(81,588)	$(290)
Denominator
Weighted-average common shares outstanding	642,494,809	2,399,976	667,126,548	2,399,976	661,902,654	2,399,976	673,414,559	2,399,976
Basic net income (loss) per share:
Continuing operations	$(0.04)	$(0.04)	$(0.02)	$(0.02)	$(0.10)	$(0.10)	$(0.08)	$(0.08)
Discontinued operations	—	—	(0.01)	(0.01)	0.20	0.20	(0.04)	(0.04)
Basic net income (loss) per share	$(0.04)	$(0.04)	$(0.03)	$(0.03)	$0.10	$0.10	$(0.12)	$(0.12)

Diluted net income (loss) per share:
Numerator
Allocation of net loss attributable to common stockholders for basic computation - continuing operations	$(27,513)	$(102)	$(14,711)	$(52)	$(66,027)	$(240)	$(51,431)	$(183)
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B (1)	—	—	—	—	—	—	—	—
Allocation of net loss attributable to common stockholders - continuing operations	$(27,513)	$(102)	$(14,711)	$(52)	$(66,027)	$(240)	$(51,431)	$(183)
Allocation of net income (loss) attributable to common stockholders for basic computation - discontinued operations	$—	$—	$(6,423)	$(22)	$132,966	$497	$(30,157)	$(107)
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B (1)	—	—	—	—	—	—	—	—
Allocation of net loss attributable to common stockholders - discontinued operations	—	—	(6,423)	(22)	132,966	497	(30,157)	(107)
Allocation of net loss attributable to common stockholders	$(27,513)	$(102)	$(21,134)	$(74)	$66,939	$257	$(81,588)	$(290)
Denominator

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Weighted-average common shares outstanding used in basic computation	642,494,809	2,399,976	667,126,548	2,399,976	661,902,654	2,399,976	673,414,559	2,399,976
Conversion of Class B (1)	—	—	—	—	—	—	—	—
Employee stock options (1)	—	—	—	—	—	—	—	—
Restricted shares and RSUs (1)	—	—	—	—	—	—	—	—
Weighted-average diluted shares outstanding (1)	642,494,809	2,399,976	667,126,548	2,399,976	661,902,654	2,399,976	673,414,559	2,399,976
Diluted net income (loss) per share:
Continuing operations	$(0.04)	$(0.04)	$(0.02)	$(0.02)	$(0.10)	$(0.10)	$(0.08)	$(0.08)
Discontinued operations	—	—	(0.01)	(0.01)	0.20	0.20	(0.04)	(0.04)
Diluted net income (loss) per share	$(0.04)	$(0.04)	$(0.03)	$(0.03)	$0.10	$0.10	$(0.12)	$(0.12)

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted net loss per share calculation for the three and nine months ended September 30, 2015 and 2014 because the effect would be antidilutive.

The following weighted-average outstanding equity awards are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net loss per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	1,778,711	2,610,764	1,966,846	2,905,390
Restricted stock units	41,788,616	43,989,496	41,004,715	42,713,167
Restricted stock	1,740,104	36,988	1,108,814	58,718
ESPP shares	1,100,701	466,271	853,020	528,796
Total	46,408,132	47,103,519	44,933,395	46,206,071
13. RESTRUCTURING
In the third quarter of 2015, the Company's Board of Directors approved a restructuring plan relating primarily to workforce reductions in the Company's international operations. In connection with the plan, the Company expects to incur total pre-tax charges of up to $35.0 million through September 2016. In addition to the workforce reductions in its ongoing markets, the Company will cease operations in six countries within its Rest of World segment and three countries within its EMEA segment as part of the restructuring plan. The results of operations for those nine countries were not material to the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2015. Costs incurred related to the restructuring plan are classified as "Restructuring charges" on the condensed consolidated statements of operations.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the three and nine months ended September 30, 2015 (in thousands):

	Three and Nine Months Ended September 30, 2015
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$890	$—	$511	$1,401
EMEA	19,652	—	83	19,735
Rest of World	2,017	345	648	3,010
Consolidated	$22,559	$345	$1,242	$24,146

(1)
The employee severance and benefit costs for the three and nine months ended September 30, 2015 relates to the termination of approximately 1,200 employees. The cash payments for those costs are expected to be disbursed through March 31, 2016.

The following table summarizes restructuring liability activity for the three months ended September 30, 2015 (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of June 30, 2015	$—	$—	$—
Charges	22,559	1,242	23,801
Cash payments	(1,756)	(783)	(2,539)
Foreign currency translation	25	2	27
Balance as of September 30, 2015	$20,828	$461	$21,289

14. SEGMENT INFORMATION
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
Revenue and profit or loss information by reportable segment reconciled to consolidated net loss for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
North America
Revenue (1)	$463,931	$418,494	$1,425,095	$1,273,487
Segment cost of revenue and operating expenses (3) (4) (5)	494,843	405,910	1,404,472	1,234,973
Segment operating income (loss) (3)	(30,912)	12,584	20,623	38,514
EMEA
Revenue (3)	199,287	230,072	619,554	688,655
Segment cost of revenue and operating expenses (3) (5) (6)	195,397	207,643	586,343	619,594
Segment operating income (loss) (3)	3,890	22,429	33,211	69,061
Rest of World
Revenue	50,377	65,703	157,697	196,753
Segment cost of revenue and operating expenses (3) (5)	57,282	67,291	175,542	219,860
Segment operating income (loss) (3)	(6,905)	(1,588)	(17,845)	(23,107)
Consolidated
Revenue	713,595	714,269	2,202,346	2,158,895
Segment cost of revenue and operating expenses (3) (4) (5) (6)	747,522	680,844	2,166,357	2,074,427
Segment operating income (loss) (3)	(33,927)	33,425	35,989	84,468
Stock-based compensation (2)	35,432	32,680	109,043	85,329
Acquisition-related expense (benefit), net	1,064	(304)	1,300	2,078
Income (loss) from operations	(70,423)	1,049	(74,354)	(2,939)
Other income (expense), net	(8,160)	(20,056)	(25,146)	(21,919)
Income (loss) from continuing operations before provision (benefit) for income taxes	(78,583)	(19,007)	(99,500)	(24,858)
Provision (benefit) for income taxes	(53,970)	(6,434)	(42,881)	20,181
Income (loss) from continuing operations	(24,613)	(12,573)	(56,619)	(45,039)
Income (loss) from discontinued operations, net of tax	—	(6,445)	133,463	(30,264)
Net income (loss)	$(24,613)	$(19,018)	$76,844	$(75,303)

(1)
North America includes revenue from the United States of $457.7 million and $409.3 million for the three months ended September 30, 2015 and 2014, respectively, and $1,405.3 million and $1,242.4 million for the nine months ended September 30, 2015 and 2014, respectively. EMEA includes revenue from Switzerland of $112.1 million and $117.7 million for the three months ended September 30, 2015 and 2014, respectively, and $343.3 million and $312.0 million for the nine months ended September 30, 2015 and 2014, respectively. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and nine months ended September 30, 2015 and 2014.

(2)
Includes stock-based compensation classified within cost of revenue, marketing expense, and selling, general and administrative expense. Other income (expense), net, includes $0.1 million and $0.2 million of additional stock-based compensation for the three and nine months ended September 30, 2015.

(3)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The table below summarizes the Company's stock-based compensation expense and acquisition-related expense (benefit), net by reportable segment for the three and nine months ended September 30, 2015 and 2014 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$30,324	$1,064	$28,493	$(304)	$95,607	$1,300	$74,179	$1,934
EMEA	3,441	—	2,687	—	8,881	—	7,187	144
Rest of World	1,810	—	1,500	—	4,716	—	3,963	—
Consolidated	$35,575	$1,064	$32,680	$(304)	$109,204	$1,300	$85,329	$2,078
Acquisition-related expense (benefit), net for the North America segment includes external transaction costs and gains and losses relating to contingent consideration obligations incurred by U.S. legal entities relating to purchases of businesses that became part of the EMEA and Rest of World segments, which is consistent with the attribution used for internal reporting purposes.

(4)
Segment cost of revenue and operating expenses for North America for the three and nine months ended September 30, 2015 includes a $37.5 million expense related to an increase in the Company's contingent liability for its securities litigation matter. See Note 8, "Commitments and Contingencies," for additional information.

(5)
Segment cost of revenue and operating expenses for the three and nine months ended September 30, 2015 includes restructuring charges of $1.4 million in North America, $19.7 million in EMEA and $3.0 million in Rest of World. See Note 13, "Restructuring," for additional information.

(6)
Segment cost of revenue and operating expenses for EMEA for the three and nine months ended September 30, 2015 includes a $6.7 million expense for the write-off of a prepaid asset related to a marketing program that was discontinued because the counterparty ceased operations.

The following table summarizes the Company's total assets by reportable segment as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
North America (1)	$1,304,460	$1,150,417
EMEA	488,333	552,486
Rest of World	237,848	138,144
Assets held for sale (1)	—	386,550
Consolidated total assets	$2,030,641	$2,227,597

(1)
North America contains assets from the United States of $1,276.2 million and $1,120.4 million as of September 30, 2015 and December 31, 2014, respectively. Assets held for sale contains assets from the Republic of Korea of $386.6 million as of December 31, 2014. There were no other individual countries that represented more than 10% of consolidated total assets as of September 30, 2015 and December 31, 2014.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Category Information
The Company offers goods and services through its online local marketplaces in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Collectively, Local and Travel comprise the Company's "Services" deal offerings and Goods, which it also refers to as "Shopping," reflects its product offerings. The Company also earns advertising revenue, payment processing revenue, point of sale revenue and commission revenue. Revenue and gross profit from these other sources, which are primarily generated through the Company's relationships with local and national merchants, are included within the Local category in the tables below.
The following table summarizes the Company's third party and other and direct revenue from continuing operations by category for its three reportable segments for the three months ended September 30, 2015 and 2014 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$163,786	$161,912	$70,781	$90,002	$26,372	$39,034	$260,939	$290,948

Travel:
Third party	21,394	17,627	13,561	16,960	6,135	7,243	41,090	41,830
Total services	185,180	179,539	84,342	106,962	32,507	46,277	302,029	332,778

Goods:
Third party	1,643	1,139	11,837	14,750	10,797	14,236	24,277	30,125
Direct	277,108	237,816	103,108	108,360	7,073	5,190	387,289	351,366
Total	278,751	238,955	114,945	123,110	17,870	19,426	411,566	381,491

Total revenue	$463,931	$418,494	$199,287	$230,072	$50,377	$65,703	$713,595	$714,269

(1)	Includes revenue from deals with local and national merchants and through local events.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's third party and other and direct revenue from continuing operations by category for its three reportable segments for the nine months ended September 30, 2015 and 2014 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$517,111	$503,659	$228,860	$295,607	$85,152	$114,984	$831,123	$914,250

Travel:
Third party	63,341	51,812	41,378	47,636	18,993	20,650	123,712	120,098
Total services	580,452	555,471	270,238	343,243	104,145	135,634	954,835	1,034,348

Goods:
Third party	3,962	3,859	33,517	49,070	34,959	45,832	72,438	98,761
Direct	840,681	714,157	315,799	296,342	18,593	15,287	1,175,073	1,025,786
Total	844,643	718,016	349,316	345,412	53,552	61,119	1,247,511	1,124,547

Total revenue	$1,425,095	$1,273,487	$619,554	$688,655	$157,697	$196,753	$2,202,346	$2,158,895

(1)	Includes revenue from deals with local and national merchants and through local events.

The following table summarizes the Company's gross profit from continuing operations by category for its three reportable segments for the three months ended September 30, 2015 and 2014 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$138,798	$138,189	$66,288	$83,956	$22,568	$34,373	$227,654	$256,518

Travel:
Third party	17,644	14,000	12,323	15,440	4,859	5,544	34,826	34,984
Total services	156,442	152,189	78,611	99,396	27,427	39,917	262,480	291,502

Goods:
Third party	1,359	951	10,025	12,307	6,392	7,369	17,776	20,627
Direct	33,442	23,002	14,880	19,945	334	202	48,656	43,149
Total	34,801	23,953	24,905	32,252	6,726	7,571	66,432	63,776

Total gross profit	$191,243	$176,142	$103,516	$131,648	$34,153	$47,488	$328,912	$355,278

(1)	Includes gross profit from deals with local and national merchants and through local events.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's gross profit from continuing operations by category for its three reportable segments for the nine months ended September 30, 2015 and 2014 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$441,148	$433,485	$213,914	$274,395	$73,296	$98,168	$728,358	$806,048

Travel:
Third party	51,820	42,807	36,662	44,003	14,777	16,117	103,259	102,927
Total services	492,968	476,292	250,576	318,398	88,073	114,285	831,617	908,975

Goods:
Third party	3,201	3,239	27,997	43,019	19,166	24,543	50,364	70,801
Direct	86,121	56,279	44,267	51,967	956	(822)	131,344	107,424
Total	89,322	59,518	72,264	94,986	20,122	23,721	181,708	178,225

Total gross profit	$582,290	$535,810	$322,840	$413,384	$108,195	$138,006	$1,013,325	$1,087,200

(1)	Includes gross profit from deals with local and national merchants and through local events.

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
Current and potential customers are able to access our deal offerings directly through our websites, mobile platforms and emails and may also access our offerings indirectly using search engines. We offer deals through our online local commerce marketplaces in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Collectively, Local and Travel comprise our "Services" deal offerings and Goods, which we also refer to as "Shopping," reflects our product offerings. In our Goods category, we often act as the merchant of record, particularly for deals in North America and for deals in EMEA, which is comprised of Europe, Middle East and Africa. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchants, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer, excluding applicable taxes and net of estimated refunds. We generated revenue of $713.6 million during the three months ended September 30, 2015, as compared to $714.3 million during the three months ended September 30, 2014. We generated revenue of $2,202.3 million during the nine months ended September 30, 2015, as compared to $2,158.9 million during the nine months ended September 30, 2014.
Our operations are organized into three segments: North America, EMEA and the remainder of our international operations ("Rest of World"). See Note 14 "Segment Information" for further information. For the three months ended September 30, 2015, we derived 65.0% of our revenue from our North America segment, 28.0% of our revenue from our EMEA segment and 7.0% of our revenue from our Rest of World segment. For the nine months ended September 30, 2015, we derived 64.7% of our revenue from our North America segment, 28.1% of our revenue from our EMEA segment and 7.2% of our revenue from our Rest of World segment.
In January 2014, we acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster, Inc. ("Ticket Monster"), for total consideration of $259.4 million, consisting of $96.5 million in cash and $162.9 million of Class A common stock. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster were previously reported in our Rest of World segment. On May 27, 2015, the Company sold a controlling stake in Ticket Monster that resulted in its deconsolidation. The financial results of Ticket Monster, including the gain on disposition and related tax effects, are presented as discontinued operations for the three and nine months ended September 30, 2015 and 2014. Additionally, the assets and liabilities of Ticket Monster as of December 31, 2014 are presented as held for sale in the Company's condensed consolidated financial statements. See Note 2, "Discontinued Operations and Other Dispositions," for additional information. Unless otherwise stated, all amounts discussed below represent continuing operations.
In September 2015, our Board of Directors approved a restructuring plan relating primarily to workforce reductions in our international operations. See Note 13, "Restructuring," for additional information.

We are making a number of strategic changes in our business. We intend to significantly increase marketing expenses in connection with our efforts to accelerate customer growth. In the near term, we expect that these increased expenditures will increase our operating losses and reduce Adjusted EBITDA.  We also intend to de-emphasize lower margin product offerings in our Goods category. While we believe that this change in focus will improve the gross profit margins generated by that category, we expect that it will adversely impact revenue in the near term. Additionally, we are conducting a strategic review of certain of our non-core businesses and international markets, including potential divestitures. However, we cannot provide any assurance as to the likelihood, timetable or type of transaction.

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

•
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation, acquisition-related expense, net and other items that are unusual in nature or infrequently occurring. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

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

The following table presents the above financial metrics for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross billings	$1,467,534	$1,490,347	$4,548,548	$4,513,163
Revenue	713,595	714,269	2,202,346	2,158,895
Gross profit	328,912	355,278	1,013,325	1,087,200
Adjusted EBITDA	56,334	63,887	189,822	169,387
Free cash flow	(35,347)	3,686	(25,387)	(84,218)
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

Our Active customers and Gross billings per average active customer for the trailing twelve months ("TTM") ended September 30, 2015 and 2014 were as follows:

	Trailing twelve months ended September 30,
	2015	2014 (1)
TTM Active customers (in thousands)	48,644	46,607
TTM Gross billings per average active customer	$131.72	$136.95

(1)
TTM active customers for the period ended September 30, 2014 has been reduced from 52.8 million active customers previously reported to 46.6 million active customers due to the exclusion of Ticket Monster, which has been classified as discontinued operations. These changes decreased TTM gross billings per average active customer for the period ended September 30, 2014 from $148.77 previously reported to $136.95.

Our Units for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (1)	2015	2014 (1)
Units (in thousands)	51,862	51,597	158,580	151,910

(1)
Units have been reduced from 88.2 million previously reported to 51.6 million for the three months ended September 30, 2014 and from 254.7 million to 151.9 million for the nine months ended September 30, 2014 due to the exclusion of Ticket Monster, which has been classified as discontinued operations.

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
International operations. Our international operations have decreased as a percentage of our total revenue in the current year. For the three months ended September 30, 2015 and 2014, 28.0% and 32.2% of our revenue was generated from our EMEA segment, respectively, and 7.0% and 9.2% of our revenue was generated from our Rest of World segment, respectively. For the nine months ended September 30, 2015 and 2014, 28.1% and 31.9% of our revenue was generated from our EMEA segment, respectively, and 7.2% and 9.1% of our revenue was generated from our Rest of World segment, respectively. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and regulations. The different commercial and regulatory environments in other countries may make it more difficult for us to successfully operate our business. In addition, many of the automation tools and technology enhancements that we have implemented in our North America segment are close to being fully implemented in most EMEA countries but have not been substantially rolled out to the countries in our Rest of World segment. Revenue from our EMEA and Rest of World segments decreased for the three and nine months ended September 30, 2015, as compared to the prior year period, and the percentage of total revenue generated by those segments decreased on a year-over-year basis. The decrease in revenue from our international segments as a percentage of total revenue was primarily due to an increase in direct revenue transactions from our Groupon Goods category in North America, as direct revenue is presented on a gross basis in our consolidated statements of operations, as well as the adverse impact of year-over-year changes in foreign exchange rates on our international revenue.
In September 2015, our Board of Directors approved a restructuring plan relating primarily to workforce reductions in our international operations. See Note 13, "Restructuring," for additional information. Additionally, we are conducting a strategic review of certain of our international markets. In the near term, these actions could potentially cause disruption that may adversely impact the performance of our international operations.

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
During the quarter ending December 31, 2015 and in future periods, we expect to significantly increase our marketing expenses in connection with our efforts to accelerate customer growth.
Investment in growth. We have aggressively invested, and intend to continue to invest, in our products and infrastructure to support our growth. We also continue to invest in business acquisitions to grow our merchant and customer base, expand and advance our product and service offerings and enhance our technology capabilities. We anticipate that we will make substantial investments in the foreseeable future as we continue to increase the number and variety of deals we offer each day, broaden our customer base, expand our marketing channels, expand our operations, hire additional employees and develop our technology. Additionally, we believe that our efforts to automate our internal processes through investments in technology should allow us to improve our cost structure over time, as we are able to more efficiently run our business and minimize manual processes.
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
Growth of Groupon Goods. Our Groupon Goods category has experienced significant revenue growth in recent periods. This category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions. The percentage of revenue generated from our Goods category was 57.7% and 53.4% for the three months ended September 30, 2015 and 2014, respectively, and 56.6% and 52.1% for the nine months ended September 30, 2015 and 2014, respectively. We are generally the merchant of record for transactions in our Goods category in North America and EMEA, such that the resulting direct revenue is reported on a gross basis in our consolidated statements of operations. Growth in direct revenue results in a smaller increase to income and cash flows than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant’s share of the transaction price. Gross profit as a percentage of revenue on direct revenue transactions in our Goods category was 12.6% and 12.3% for the three months ended September 30, 2015 and 2014, respectively, and 11.2% and 10.5% for the nine months ended September 30, 2015 and 2014, respectively. As direct revenue transactions in our Goods category have become a larger component of our overall business in recent periods, the significant revenue growth generated by those transactions has not resulted in comparable growth in gross profit, operating income (loss) or cash flows.
During the third quarter 2015, we began to de-emphasize lower margin product offerings in our Goods category. We expect to continue to focus on improving margins in future periods, both by focusing on higher-margin offerings and also by seeking to bring more third party sellers of merchandise to our marketplace in North America. While we believe that this change in focus will improve the gross profit margins generated by our Goods category, we expect that it will adversely impact revenue in the near term.
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
Restructuring Charges
Restructuring charges represent severance and other employee separation costs for workforce reductions, impairments of long-lived assets and other exit costs.
Gain (Loss) on Disposition of Business
Gain (loss) on disposition of business represents gains or losses that result from the disposition of a controlling financial interest in a subsidiary.

Acquisition‑Related Expense (Benefit), Net
Acquisition-related expense, net includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees, and changes in the fair value of contingent consideration arrangements related to business combinations. See Note 11 "Fair Value Measurements."
Other Income (Expense), Net
Other expense, net includes interest income on our cash and cash equivalents and convertible debt securities, interest expense on capital leases and our revolving credit agreement, gains and losses on equity method and fair value option investments, impairments of investments, and foreign currency transaction gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Results of Operations
Comparison of the Three Months Ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Revenue:
Third party and other	$326,306	$362,903
Direct	387,289	351,366
Total revenue	713,595	714,269
Cost of revenue:
Third party and other	46,050	50,774
Direct	338,633	308,217
Total cost of revenue	384,683	358,991
Gross profit	328,912	355,278
Operating expenses:
Marketing	61,587	55,258
Selling, general and administrative	326,248	299,275
Restructuring charges	24,146	—
Gain on disposition of business	(13,710)	—
Acquisition-related expense (benefit), net	1,064	(304)
Total operating expenses	399,335	354,229
Income (loss) from operations	(70,423)	1,049
Other income (expense), net	(8,160)	(20,056)
Income (loss) from continuing operations before provision (benefit) for income taxes	(78,583)	(19,007)
Provision (benefit) for income taxes	(53,970)	(6,434)
Income (loss) from continuing operations	(24,613)	(12,573)
Income (loss) from discontinued operations, net of tax	—	(6,445)
Net income (loss)	(24,613)	(19,018)
Net income (loss) attributable to noncontrolling interests	(3,002)	(2,190)
Net income (loss) attributable to Groupon, Inc.	$(27,615)	$(21,208)

Classification of stock-based compensation within cost of revenue, operating expenses and other income (expense), net
Cost of revenue, operating expenses and other income (expense), net include stock-based compensation as follows:

	Three Months Ended September 30,
	2015		2014
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$384,683	$1,132	$358,991	$899

Operating expenses:
Marketing	$61,587	$2,278	$55,258	$2,348
Selling, general and administrative	326,248	32,022	299,275	29,433
Restructuring charges	24,146	—	—	—
Gain on disposition of business	(13,710)	—	—	—
Acquisition-related expense (benefit), net	1,064	—	(304)	—
Total operating expenses	$399,335	$34,300	$354,229	$31,781

Total other income (expense), net	$(8,160)	$143	$(20,056)	$—
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and income (loss) from continuing operations for the three months ended September 30, 2015 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended September 30, 2015
	At Avg.	Exchange
	Q3 2014	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$1,584,655	$(117,121)	$1,467,534

Revenue	$761,867	$(48,272)	$713,595
Cost of revenue and operating expenses	832,923	(48,905)	784,018
Income (loss) from operations	$(71,056)	$633	$(70,423)

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
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Gross billings:
Third party	$1,065,839	$1,132,280
Direct	387,289	351,366
Other	14,406	6,701
Total gross billings	$1,467,534	$1,490,347
For third party revenue deals, gross billings differ from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue deals and other revenue, gross billings are equivalent to direct revenue and other revenue reported in our consolidated statements of operations. Gross billings decreased by $22.8 million to $1,467.5 million for the three months ended September 30, 2015, as compared to $1,490.3 million for the three months ended September 30, 2014, due to a $66.4 million decrease in gross billings from third party revenue transactions, partially offset by a $35.9 million increase in gross billings from direct revenue transactions. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015 was $117.1 million. The decrease in gross billings from foreign exchange rates was partially offset by increases in units sold and the average price per unit on a local currency basis.
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
The decrease in our gross billings was comprised of a $28.3 million decrease in our Local category and a $3.0 million decrease in our Travel category, partially offset by an $8.5 million increase in our Goods category.
Gross Billings by Segment
Gross billings by segment for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
Gross billings:
North America	$869,203	59.2%	$774,286	52.0%
EMEA	414,482	28.2	489,423	32.8
Rest of World	183,849	12.6	226,638	15.2
Total gross billings	$1,467,534	100.0%	$1,490,347	100.0%

Gross billings by category and segment for the three months ended September 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$481,608	$446,573	$182,540	$218,615	$92,972	$120,269	$757,120	$785,457

Travel:
Third party	101,801	84,820	64,916	79,802	30,709	35,754	197,426	200,376
Total services	583,409	531,393	247,456	298,417	123,681	156,023	954,546	985,833

Goods:
Third party	8,686	5,077	63,918	82,646	53,095	65,425	125,699	153,148
Direct	277,108	237,816	103,108	108,360	7,073	5,190	387,289	351,366
Total	285,794	242,893	167,026	191,006	60,168	70,615	512,988	504,514

Total gross billings	$869,203	$774,286	$414,482	$489,423	$183,849	$226,638	$1,467,534	$1,490,347

(1)	Includes gross billings from deals with local and national merchants and through local events.
North America
North America segment gross billings increased by $94.9 million to $869.2 million for the three months ended September 30, 2015, as compared to $774.3 million for the three months ended September 30, 2014. The increase in gross billings was comprised of a $35.0 million increase in our Local category, a $42.9 million increase in our Goods category and a $17.0 million increase in our Travel category. The increase in gross billings in the North America segment primarily resulted from an increase in active customers and units sold. We believe that increases in the number of deals that we offered contributed to the growth in gross billings for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the gross billings growth. These marketing activities include order discounts, which are reported as a reduction of gross billings. Order discounts increased to $36.1 million for the three months ended September 30, 2015, as compared to $13.7 million in the prior year period.
EMEA
EMEA segment gross billings decreased by $74.9 million to $414.5 million for the three months ended September 30, 2015, as compared to $489.4 million for the three months ended September 30, 2014. The decrease in gross billings was comprised of a $36.1 million decrease in our Local category, a $24.0 million decrease in our Goods category and a $14.9 million decrease in our Travel category. The decrease in gross billings in EMEA resulted from a $72.3 million unfavorable impact from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015, as compared to the prior year period.
    Rest of World
Rest of World segment gross billings decreased by $42.8 million to $183.8 million for the three months ended September 30, 2015, as compared to $226.6 million for the three months ended September 30, 2014. The decrease in gross billings was comprised of a $27.3 million decrease in our Local category, a $10.4 million decrease in our Goods category and a $5.0 million decrease in our Travel category. The decrease in gross billings in the Rest of World segment resulted from a $43.1 million unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015, as compared to the prior year period.
Revenue
Revenue for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Revenue:
Third party	$311,900	$356,202
Direct	387,289	351,366
Other	14,406	6,701
Total revenue	$713,595	$714,269
Revenue decreased by $0.7 million to $713.6 million for the three months ended September 30, 2015, as compared to $714.3 million for the three months ended September 30, 2014. This decrease was attributable to a $44.3 million decrease in third party revenue, offset by a $35.9 million increase in direct revenue from transactions in our Goods category and a $7.7 million increase in other revenue. The net decrease in revenue was primarily due to foreign exchange rates, partially offset by an increase in unit sales and an increase in active customers for the three months ended September 30, 2015, as compared to the prior year period. We also increased the number of merchant relationships and the volume of deals we offer to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015 was $48.3 million.
Third Party Revenue
Third party revenue decreased by $44.3 million to $311.9 million for the three months ended September 30, 2015, as compared to $356.2 million for the three months ended September 30, 2014. The decrease in third party revenue was primarily due to a $37.7 million decrease in our Local category, which resulted from a $36.0 million decrease in third party gross billings in our Local category and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 33.2% for the three months ended September 30, 2015, as compared to 36.5% for the three months ended September 30, 2014. The decrease in third party revenue in the three months ended September 30, 2015 was also due to a $5.8 million decrease in our Goods category, which resulted from a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 19.3% for the three months ended September 30, 2015, as compared to 19.7% for the three months ended September 30, 2014.
Direct Revenue
Direct revenue increased by $35.9 million to $387.3 million for the three months ended September 30, 2015, as compared to $351.4 million for the three months ended September 30, 2014. We are generally the merchant of record for transactions in our Goods category in North America and EMEA, such that the resulting revenue is reported on a gross basis within direct revenue. Growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
Other Revenue
Other revenue increased by $7.7 million to $14.4 million for the three months ended September 30, 2015, as compared to $6.7 million for the three months ended September 30, 2014, primarily due to increases in commission revenue. Other revenue also includes payment processing revenue, advertising revenue and point of sale revenue. Those other revenue sources were not individually significant for the three months ended September 30, 2015 and 2014, and we do not expect them to be material in the near term.
Revenue by Segment
Revenue by segment for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$186,823	26.2%	$180,678	25.3%
Direct	277,108	38.8	237,816	33.3
Total segment revenue	463,931	65.0	418,494	58.6
EMEA:
Third party	96,179	13.5	121,712	17.0
Direct	103,108	14.5	108,360	15.2
Total segment revenue	199,287	28.0	230,072	32.2
Rest of World:
Third party	43,304	6.1	60,513	8.5
Direct	7,073	0.9	5,190	0.7
Total segment revenue	50,377	7.0	65,703	9.2
Total revenue	$713,595	100.0%	$714,269	100.0%
Revenue by category and segment for the three months ended September 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$163,786	$161,912	$70,781	$90,002	$26,372	$39,034	$260,939	$290,948

Travel:
Third party	21,394	17,627	13,561	16,960	6,135	7,243	41,090	41,830
Total services	185,180	179,539	84,342	106,962	32,507	46,277	302,029	332,778

Goods:
Third party	1,643	1,139	11,837	14,750	10,797	14,236	24,277	30,125
Direct revenue	277,108	237,816	103,108	108,360	7,073	5,190	387,289	351,366
Total	278,751	238,955	114,945	123,110	17,870	19,426	411,566	381,491

Total revenue	$463,931	$418,494	$199,287	$230,072	$50,377	$65,703	$713,595	$714,269

(1)	Includes revenue from deals with local and national merchants and through local events.
North America
North America segment revenue increased by $45.4 million to $463.9 million for the three months ended September 30, 2015, as compared to $418.5 million for the three months ended September 30, 2014. The increase in revenue primarily resulted from a $39.3 million increase in direct revenue from our Goods category. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. Revenue in our Travel category also increased by $3.8 million, which resulted from a $17.0 million increase in gross billings and an increase in the percentage of gross billings that we retained after deducting the merchant's share to 21.0% for the three months ended September 30, 2015, as compared to 20.8% for the three months ended September 30, 2014. Third party and other revenue in our Local category increased $1.9 million, which resulted from a $35.0 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 34.0% for the three months ended September 30, 2015, as compared to 36.3% for the three months ended September 30, 2014. This decrease in the percentage of gross billings that we retained after deducting the merchant's share reflects an increase in order discounts, as discussed above. The overall increase in revenue in our North America segment was also due to an increase in active customers and units sold.
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

EMEA

EMEA segment revenue decreased by $30.8 million to $199.3 million for the three months ended September 30, 2015, as compared to $230.1 million for the three months ended September 30, 2014. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015 was $35.9 million. The overall decrease in revenue in our EMEA segment reflects a decrease in gross billings per average active customer, driven by the impact of foreign exchange, partially offset by an increase in active customers and units sold.
The decrease in revenue consisted of a $19.2 million decrease in third party and other revenue in our Local category, a $5.3 million decrease in direct revenue from our Goods category, a $3.4 million decrease in our Travel category, and a $2.9 million decrease in third party revenue in our Goods category. The $19.2 million decrease in third party and other revenue from our Local category resulted from a $36.1 million decrease in gross billings, due to changes in foreign exchange rates, and a decrease in the percentage of third party and other gross billings that we retained after deducting the merchant's share to 38.8% for the three months ended September 30, 2015, as compared to 41.2% for the three months ended September 30, 2014. The decrease in the percentage of third party and other gross billings in our Local category that we retained during the three months ended September 30, 2015 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We have been willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants. The $5.3 million decrease in direct revenue from our Goods category was primarily due to changes in foreign exchange rates, partially offset by an increase in units sold.
Rest of World
Rest of World segment revenue decreased by $15.3 million to $50.4 million for the three months ended September 30, 2015, as compared to $65.7 million for the three months ended September 30, 2014. Revenue from our Local category decreased by $12.7 million for the three months ended September 30, 2015, as compared to the prior year period, which resulted from a $27.3 million decrease in gross billings, primarily due to changes in foreign exchange rates, and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 28.4% for the three months ended September 30, 2015, as compared to 32.5% in the prior year period. The decrease in revenue for our Rest of World segment was also driven by a decrease in active customers and units sold for the three months ended September 30, 2015, as compared to the prior year period. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015 was $12.0 million.
Cost of Revenue
Cost of revenue for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Cost of revenue:
Third party	$41,212	$47,022
Direct	338,633	308,217
Other	4,838	3,752
Total cost of revenue	$384,683	$358,991
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue deals, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to gross billings during the period. As a result of the growth we have experienced from direct revenue transactions relative to our total gross billings for the three months ended September 30, 2015, as compared to the prior year period, an increased share of those allocable costs has been allocated to cost of direct revenue in our consolidated statement of operations for the three months ended September 30, 2015.
Cost of revenue increased by $25.7 million to $384.7 million for the three months ended September 30, 2015, as compared to $359.0 million for the three months ended September 30, 2014, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory, partially offset by a decrease in related shipping and fulfillment costs on direct revenue deals. We have undertaken a number of initiatives to reduce our shipping and fulfillment costs in order to improve the margins on direct revenue transactions in our Goods category. For example, to reduce the costs of external logistics providers, we have increased our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers. We are also continuing to refine our inventory management practices to better allocate inventories among warehouses in different geographic regions to reduce shipping distances to customers and increase units per transaction.

Cost of Revenue by Segment
Cost of revenue by segment for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$29,022	7.5%	$27,538	7.7%
Direct	243,666	63.4	214,814	59.8
Total segment cost of revenue	272,688	70.9	242,352	67.5
EMEA:
Third party	7,543	2.0	10,009	2.8
Direct	88,228	22.9	88,415	24.6
Total segment cost of revenue	95,771	24.9	98,424	27.4
Rest of World:
Third party	9,485	2.5	13,227	3.7
Direct	6,739	1.7	4,988	1.4
Total segment cost of revenue	16,224	4.2	18,215	5.1
Total cost of revenue	$384,683	100.0%	$358,991	100.0%
Cost of revenue by category and segment for the three months ended September 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$24,988	$23,723	$4,493	$6,046	$3,804	$4,661	$33,285	$34,430

Travel:
Third party	3,750	3,627	1,238	1,520	1,276	1,699	6,264	6,846
Total services	28,738	27,350	5,731	7,566	5,080	6,360	39,549	41,276

Goods:
Third party	284	188	1,812	2,443	4,405	6,867	6,501	9,498
Direct	243,666	214,814	88,228	88,415	6,739	4,988	338,633	308,217
Total	243,950	215,002	90,040	90,858	11,144	11,855	345,134	317,715

Total cost of revenue	$272,688	$242,352	$95,771	$98,424	$16,224	$18,215	$384,683	$358,991

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
North America
North America cost of revenue increased by $30.3 million to $272.7 million for the three months ended September 30, 2015, as compared to $242.4 million for the three months ended September 30, 2014. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year period.

EMEA
EMEA cost of revenue decreased by $2.7 million to $95.8 million for the three months ended September 30, 2015, as compared to $98.4 million for the three months ended September 30, 2014. The decrease in cost of revenue was primarily due to changes in foreign exchange rates, partially offset by an increase in units sold on direct revenue transactions. The favorable impact on cost of revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015 was $18.2 million.
Rest of World
Rest of World cost of revenue decreased by $2.0 million to $16.2 million for the three months ended September 30, 2015, as compared to $18.2 million for the three months ended September 30, 2014. The decrease in cost of revenue was primarily due to the decrease in revenue from our Local and Goods category. The favorable impact on cost of revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015 was $3.6 million.
Gross Profit
Gross profit for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Gross profit:
Third party	$270,688	$309,180
Direct	48,656	43,149
Other	9,568	2,949
Total gross profit	$328,912	$355,278
Gross profit decreased by $26.4 million to $328.9 million for the three months ended September 30, 2015, as compared to $355.3 million for the three months ended September 30, 2014. The decrease in gross profit primarily resulted from the $25.7 million increase in cost of revenue during the three months ended September 30, 2015. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015 was $26.4 million.
Gross profit as a percentage of revenue decreased to 46.1% for the three months ended September 30, 2015, as compared to 49.7% for the three months ended September 30, 2014. The decrease in gross profit as a percentage of revenue during the three months ended September 30, 2014, as compared to the prior year period, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category, which typically have lower margins than deals in our Local and Travel categories. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $38.5 million to $270.7 million for the three months ended September 30, 2015, as compared to $309.2 million for the three months ended September 30, 2014. This decrease in gross profit resulted from the $44.3 million decrease in third party revenue. Gross profit as a percentage of revenue on third party revenue deals was 86.8% for the three months ended September 30, 2015 and 2014.
Gross profit on direct revenue increased by $5.5 million to $48.7 million for the three months ended September 30, 2015, as compared to $43.1 million for the three months ended September 30, 2014. This increase in gross profit resulted from the $35.9 million increase in direct revenue to $387.3 million for the three months ended September 30, 2015, as compared to $351.4 million for the three months ended September 30, 2014, partially offset by the $30.4 million increase in cost of revenue on direct revenue deals to $338.6 million for the three months ended September 30, 2015, as compared to $308.2 million for the three months ended September 30, 2014. Gross profit as a percentage of revenue on direct revenue deals increased to 12.6% for the three months ended September 30, 2015, as compared to 12.3% for the three months ended September 30, 2014. The increase in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to lower shipping and fulfillment costs as a percentage of direct revenue, partially offset by increased cost of inventory as a percentage of direct revenue.

Gross Profit by Segment
Gross profit by segment for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$157,801	48.0%	$153,140	43.1%
Direct	33,442	10.2	23,002	6.5
Total gross profit	191,243	58.2	176,142	49.6
EMEA:
Third party	88,636	26.9	111,703	31.4
Direct	14,880	4.6	19,945	5.6
Total gross profit	103,516	31.5	131,648	37.1
Rest of World:
Third party	33,819	10.2	47,286	13.3
Direct	334	0.1	202	0.1
Total gross profit	34,153	10.3	47,488	13.4
Total gross profit	$328,912	100.0%	$355,278	100.0%
Gross profit by category and segment for the three months ended September 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$138,798	$138,189	$66,288	$83,956	$22,568	$34,373	$227,654	$256,518

Travel:
Third party	17,644	14,000	12,323	15,440	4,859	5,544	34,826	34,984
Total services	156,442	152,189	78,611	99,396	27,427	39,917	262,480	291,502

Goods:
Third party	1,359	951	10,025	12,307	6,392	7,369	17,776	20,627
Direct	33,442	23,002	14,880	19,945	334	202	48,656	43,149
Total	34,801	23,953	24,905	32,252	6,726	7,571	66,432	63,776

Total gross profit	$191,243	$176,142	$103,516	$131,648	$34,153	$47,488	$328,912	$355,278

(1)	Includes gross profit from deals with local and national merchants and through local events.
North America
North America gross profit increased by $15.1 million to $191.2 million for the three months ended September 30, 2015, as compared to $176.1 million for the three months ended September 30, 2014. The increase in gross profit was comprised of a $10.8 million increase in our Goods category, a $3.6 million increase in our Travel category and a $0.6 million increase in our Local category. Gross profit margins on direct revenue transactions in our Goods category were 12.1% for the three months ended September 30, 2015. This represents a year-over-year increase from 9.7% for the three months ended September 30, 2014.
EMEA
EMEA gross profit decreased by $28.1 million to $103.5 million for the three months ended September 30, 2015, as compared to $131.6 million for the three months ended September 30, 2014. The decrease in gross profit was comprised of a $17.7 million decrease in our Local category, a $7.3 million decrease in our Goods category and a $3.1 million decrease in our Travel category. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015 was $17.7 million. Gross profit margins on direct revenue transactions in our Goods category were 14.4% for the three months ended September 30, 2015. This represents a year-over-year decrease from 18.4% for the three months ended September 30, 2014. Although we are currently focusing on higher margin product offerings, we expect that margins on direct revenue transactions in EMEA for the three months ending December 31, 2015 will continue to be lower than the comparable prior year period.
Rest of World
Rest of World gross profit decreased by $13.3 million to $34.2 million for three months ended September 30, 2015, as compared to $47.5 million for the three months ended September 30, 2014. The decrease in gross profit was comprised of an $11.8 million decrease in our Local category and a $0.8 million decrease in our Goods category. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015 was $8.4 million.
Marketing
For the three months ended September 30, 2015 and 2014, marketing expense was $61.6 million and $55.3 million, respectively. Marketing expense by segment as a percentage of segment gross billings, segment revenue and total marketing expense for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing	2014	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$35,336	4.1%	7.6%	57.4%	$31,155	4.0%	7.4%	56.4%
EMEA	21,690	5.2	10.9	35.2	17,289	3.5	7.5	31.3
Rest of World	4,561	2.5	9.1	7.4	6,814	3.0	10.4	12.3
Total marketing	$61,587	4.2	8.6	100.0%	$55,258	3.7	7.7	100.0%
Marketing is the primary method by which we acquire customers and, as such, is an important element of our business. Marketing expense increased by $6.3 million to $61.6 million for the three months ended September 30, 2015, as compared to $55.3 million for the three months ended September 30, 2014. Marketing expense as a percentage of gross billings and revenue was 4.2% and 8.6%, respectively, for the three months ended September 30, 2015, as compared to 3.7% and 7.7%, respectively, for the three months ended September 30, 2014. We evaluate marketing expense as a percentage of gross billings and revenue because it gives us an indication of how well our marketing spend is driving gross billings and revenue growth. The favorable impact on marketing from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015 was $3.7 million.
Our marketing activities also include elements that are not presented as "Marketing" on our condensed consolidated statements of operations, such as order discounts, free shipping on qualifying merchandise sales and accepting lower margins on our deals.
North America
North America marketing expense increased by $4.2 million to $35.3 million for the three months ended September 30, 2015, as compared to $31.2 million for the three months ended September 30, 2014. The increase in marketing expense is primarily attributable to increased spending on online marketing channels, such as search engine marketing and display advertising.

EMEA
EMEA marketing expense increased by $4.4 million to $21.7 million for the three months ended September 30, 2015, as compared to $17.3 million for the three months ended September 30, 2014. The increase was due to a $6.7 million write-off of a prepaid asset related to a marketing program that was discontinued because the counterparty ceased operations, partially offset by changes in foreign exchange rates. The favorable impact on EMEA marketing from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015 was $2.7 million.
Rest of World
Rest of World marketing expense decreased by $2.3 million to $4.6 million for the three months ended September 30, 2015, as compared to $6.8 million for the three months ended September 30, 2014. The decrease in marketing expense was primarily due to reduced spending on online marketing channels, such as search engine marketing, display advertising and affiliate programs that utilize third parties to promote our deals online.
Selling, General and Administrative
Selling, general and administrative expense increased by $27.0 million to $326.2 million for the three months ended September 30, 2015, as compared to $299.3 million for the three months ended September 30, 2014. The increase was due to a $37.5 million increase in our contingent liability related to our securities litigation matter, partially offset by changes in foreign exchange rates. See Note 8, "Commitments and Contingencies," for additional information regarding the securities litigation matter. The favorable impact on selling, general and administrative expense from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015 was $22.8 million.
Restructuring Charges
In the third quarter of 2015, our Board of Directors approved a restructuring plan relating primarily to workforce reductions in our international operations, as further discussed in Note 13, "Restructuring."

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the three months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015
	Employee Severance and Benefit Costs	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$890	$—	$511	$1,401
EMEA	19,652	—	83	19,735
Rest of World	2,017	345	648	3,010
Consolidated	$22,559	$345	$1,242	$24,146
Gain on Disposition of Business
On August 6, 2015, our subsidiary in India ("Groupon India") completed an equity financing transaction with a third party investor that obtained a majority voting interest in the entity. See Note 5, "Investments," for information about this transaction. We recognized a pre-tax gain on the disposition of $13.7 million, which represents the excess of (a) the sum of (i) $14.2 million in net consideration received, consisting of the $16.4 million fair value of its retained minority investment, less $1.3 million in transaction costs and a $0.9 million guarantee liability and (ii) Groupon India's $0.9 million cumulative translation loss, which was reclassified to earnings, over (b) the $1.4 million net book value of Groupon India upon the closing of the transaction. We did not receive any cash proceeds in connection with the transaction.

The gain from this transaction is presented as "Gain on disposition of business" in the accompanying condensed consolidated statements of operations. The financial results of Groupon India are presented within income from continuing operations in the accompanying condensed consolidated financial statements through the August 6, 2015 disposition date. Those financial results were not material for the three months ended September 30, 2015 and 2014.
Acquisition‑Related Expense (Benefit), Net

For the three months ended September 30, 2015 and 2014, we incurred a net acquisition-related expense of $1.1 million and a net acquisition-related benefit of $0.3 million, respectively. For the three months ended September 30, 2015, the net acquisition-related expense primarily related to external transaction costs for business combinations. For the three months ended September 30, 2014, the net acquisition-related benefits related to changes in the fair value of contingent consideration. See Note 11 "Fair Value Measurements" for information about fair value measurements of contingent consideration arrangements.
Income (Loss) from Operations
Loss from operations for the three months ended September 30, 2015 was $70.4 million, as compared to income from operations for the three months ended September 30, 2014 of $1.0 million. The change in income (loss) from operations for the three months ended September 30, 2015, as compared to the prior year period, was primarily due to the decrease in gross profit of $26.4 million and an increase in restructuring charges of $24.1 million, partially offset by a gain on disposition of business of $13.7 million. The favorable impact on the loss from operations from year-over-year changes in foreign exchange rates for the three months ended September 30, 2015 was $0.6 million.
North America
Segment operating income (loss) in our North America segment, which excludes stock-based compensation and acquisition-related expense, net, decreased by $43.5 million to a loss of $30.9 million for the three months ended September 30, 2015, as compared to income of $12.6 million for the three months ended September 30, 2014. The decrease in segment operating income was attributable to an increase in segment operating expenses, including a $37.5 million expense to increase the contingent liability for our securities litigation matter, partially offset by an increase in segment gross profit.
EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related expense, net, decreased by $18.5 million to $3.9 million for the three months ended September 30, 2015, as compared to $22.4 million for the three months ended September 30, 2014. The decrease in segment operating income was attributable to a decrease in segment gross profit, partially offset by a decrease in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related expense, net, increased by $5.3 million to a loss of $6.9 million for the three months ended September 30, 2015, as compared to a loss of $1.6 million for the three months ended September 30, 2014. The increase in segment operating loss was attributable to a decrease in segment gross profit, partially offset by a decrease in segment operating expenses.
Other Income (Expense), Net
Other expense, net, was $8.2 million for the three months ended September 30, 2015, as compared to $20.1 million for the three months ended September 30, 2014. The current period expense was primarily comprised of $5.2 million in foreign currency transaction losses and $2.6 million in losses on changes in the fair value of investments. The foreign currency transaction losses primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. For the three months ended September 30, 2014, other expense, net was primarily comprised of $18.6 million of foreign currency transaction losses.
Provision for Income Taxes
For the three months ended September 30, 2015, we recorded an income tax benefit from continuing operations of $54.0 million on a pre-tax loss from continuing operations of $78.6 million. For the three months ended September 30, 2014, we recorded an income tax benefit from continuing operations of $6.4 million on a pre-tax loss from continuing operations of $19.0 million.
Our U.S. statutory rate is 35%. Significant factors impacting the effective tax rate for the three months ended September 30, 2015 and 2014 included losses from continuing operations in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property, nondeductible stock-based compensation expense and decreases in our liabilities for uncertain tax positions.
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
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. We decreased our liabilities for uncertain tax positions and recognized income tax benefits of $17.8 million and $7.7 million for the three months ended September 30, 2015 and 2014, respectively, as a result of new information that impacted our estimates of amounts that are more-likely-than-not of being realized upon ultimate settlement. As of September 30, 2015, we believe that it is reasonably possible that changes of up to $5.5 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
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
A component of an entity is reported as a discontinued operation if its disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We analyzed the quantitative and qualitative factors relevant to Ticket Monster and the disposition transaction and determined that those conditions for discontinued operations presentation have been met. As such, the financial results of Ticket Monster, are reported within discontinued operations in the condensed consolidated financial statements for the three months ended September 30, 2015 and 2014.

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three months ended September 30, 2014 (in thousands):

Three Months Ended September 30,
2014
Third party and other revenue	$36,900
Direct revenue	5,885
Third party and other cost of revenue	(10,723)
Direct cost of revenue	(7,196)
Marketing expense	(4,677)
Selling, general and administrative expense	(26,667)
Other income, net	33
Loss from discontinued operations before gain on disposition and provision for income taxes	(6,445)
Gain on disposition	—
Provision for income taxes	—
Income (loss) from discontinued operations, net of tax	$(6,445)

No income taxes were recognized for the three months ended September 30, 2014 because valuation allowances have been provided against the related net deferred tax assets.

Results of Operations
Comparison of the Nine Months Ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Revenue:
Third party and other	$1,027,273	$1,133,109
Direct	1,175,073	1,025,786
Total revenue	2,202,346	2,158,895
Cost of revenue:
Third party and other	145,292	153,333
Direct	1,043,729	918,362
Total cost of revenue	1,189,021	1,071,695
Gross profit	1,013,325	1,087,200
Operating expenses:
Marketing	171,127	182,142
Selling, general and administrative	904,816	905,919
Restructuring charges	24,146	—
Gain on disposition of business	(13,710)	—
Acquisition-related expense, net	1,300	2,078
Total operating expenses	1,087,679	1,090,139
Income (loss) from operations	(74,354)	(2,939)
Other expense, net	(25,146)	(21,919)
Loss from continuing operations before provision for income taxes	(99,500)	(24,858)
Provision (benefit) for income taxes	(42,881)	20,181
Income (loss) from continuing operations	(56,619)	(45,039)
Income (loss) from discontinued operations, net of tax	133,463	(30,264)
Net income (loss)	76,844	(75,303)
Net income (loss) attributable to noncontrolling interests	(9,648)	(6,575)
Net income (loss) attributable to Groupon, Inc.	$67,196	$(81,878)

Classification of stock-based compensation within cost of revenue, operating expenses and other income (expense), net
Cost of revenue, operating expenses and other income (expense), net include stock-based compensation as follows:

	Nine Months Ended September 30,
	2015		2014
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$1,189,021	$3,507	$1,071,695	$2,087

Operating expenses:
Marketing	$171,127	$6,326	$182,142	$6,811
Selling, general and administrative	904,816	99,210	905,919	76,431
Restructuring charges	24,146	—	—	—
Gain on disposition of business	(13,710)	—	—	—
Acquisition-related expense (benefit), net	1,300	—	2,078	—
Total operating expenses	$1,087,679	$105,536	$1,090,139	$83,242

Total other expense, net	25,146	161	21,919	$—
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and income (loss) from continuing operations for the nine months ended September 30, 2015 from changes in exchange rates versus the U.S. dollar was as follows:

	Nine Months Ended September 30, 2015
	At Avg.	Exchange
	Q3 2014 YTD	Rate	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$4,909,715	$(361,167)	$4,548,548

Revenue	$2,356,130	$(153,784)	$2,202,346
Cost of revenue and operating expenses	2,431,163	(154,463)	2,276,700
Income (loss) from operations	$(75,033)	$679	$(74,354)

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
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Gross billings:
Third party	$3,337,958	$3,470,215
Direct	1,175,073	1,025,786
Other	35,517	17,162
Total gross billings	$4,548,548	$4,513,163
Gross billings increased by $35.4 million to $4,548.5 million for the nine months ended September 30, 2015, as compared to $4,513.2 million for the nine months ended September 30, 2014, due to a $149.3 million increase in gross billings from direct revenue transactions, partially offset by a $132.3 million decrease in gross billings from third party revenue transactions. The increase in gross billings was driven by an increase in active customers and the volume of transactions, resulting from our global efforts to build our marketplaces and increase our offerings to customers. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $361.2 million.
The increase in our gross billings was comprised of a $55.0 million increase in our Goods category and a $13.6 million increase in our Travel category, partially offset by a $33.2 million decrease in our Local category.
Gross Billings by Segment
Gross billings by segment for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
Gross billings:
North America	$2,659,436	58.5%	$2,354,900	52.2%
EMEA	1,307,207	28.7	1,486,266	32.9
Rest of World	581,905	12.8	671,997	14.9
Total gross billings	$4,548,548	100.0%	$4,513,163	100.0%

Gross billings by category and segment for the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$1,493,544	$1,364,891	$598,691	$708,022	$293,110	$345,670	$2,385,345	$2,418,583

Travel:
Third party	301,387	256,602	189,525	213,268	94,918	102,313	585,830	572,183
Total services	1,794,931	1,621,493	788,216	921,290	388,028	447,983	2,971,175	2,990,766

Goods:
Third party	23,824	19,250	203,192	268,634	175,284	208,727	402,300	496,611
Direct	840,681	714,157	315,799	296,342	18,593	15,287	1,175,073	1,025,786
Total	864,505	733,407	518,991	564,976	193,877	224,014	1,577,373	1,522,397

Total gross billings	$2,659,436	$2,354,900	$1,307,207	$1,486,266	$581,905	$671,997	$4,548,548	$4,513,163

(1)	Includes gross billings from deals with local and national merchants and through local events.
North America
North America segment gross billings increased by $304.5 million to $2,659.4 million for the nine months ended September 30, 2015, as compared to $2,354.9 million for the nine months ended September 30, 2014. The increase in gross billings was comprised of a $128.7 million increase in our Local category, a $131.1 million increase in our Goods category and a $44.8 million increase in our Travel category. The increase in gross billings in the North America segment primarily resulted from an increase in active customers and units sold. We believe that increases in transaction activity by active customers who make purchases on mobile devices and in the number of deals that we offered contributed to the growth in gross billings for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the gross billings growth. These marketing activities include order discounts, which are reported as a reduction of gross billings. Order discounts increased to $97.7 million for the nine months ended September 30, 2015, as compared to $45.8 million in the prior year period.
EMEA
EMEA segment gross billings decreased by $179.1 million to $1,307.2 million for the nine months ended September 30, 2015, as compared to $1,486.3 million for the nine months ended September 30, 2014. The decrease in gross billings was comprised of a $109.3 million decrease in our Local category, a $46.0 million decrease in our Goods category and a $23.7 million decrease in our Travel category. The decrease in gross billings in EMEA resulted from a $256.2 million unfavorable impact from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015, partially offset by increases in active customers and units sold for the nine months ended September 30, 2015, as compared to the prior year period.
    Rest of World
Rest of World segment gross billings decreased by $90.1 million to $581.9 million for the nine months ended September 30, 2015, as compared to $672.0 million for the nine months ended September 30, 2014. The decrease in gross billings was comprised of a $52.6 million decrease in our Local category, a $30.1 million decrease in our Goods category and a $7.4 million decrease in our Travel category. The decrease in gross billings in the Rest of World segment resulted from a $101.1 million unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015, as compared to the prior year period.
Revenue
Revenue for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Revenue:
Third party	$991,756	$1,115,947
Direct	1,175,073	1,025,786
Other	35,517	17,162
Total revenue	$2,202,346	$2,158,895
Revenue increased by $43.5 million to $2,202.3 million for the nine months ended September 30, 2015, as compared to $2,158.9 million for the nine months ended September 30, 2014. This increase was attributable to the $149.3 million increase in direct revenue from transactions in our Goods category and a $18.4 million increase in other revenue, partially offset by a $124.2 million decrease in third party revenue. The net increase in revenue was attributable to increased unit sales and an increase in active customers for the nine months ended September 30, 2015, as compared to the prior year period. We also increased the number of merchant relationships and the volume of deals we offer to our customers. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $153.8 million.
Third Party Revenue
Third party revenue decreased by $124.2 million to $991.8 million for the nine months ended September 30, 2015, as compared to $1,115.9 million for the nine months ended September 30, 2014. The decrease in third party revenue was primarily due to a $101.5 million decrease in our Local category, which resulted from a $51.6 million decrease in third party gross billings in our Local category and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 33.9% for the nine months ended September 30, 2015, as compared to 37.4% for the nine months ended September 30, 2014. The decrease in third party revenue in the current year was also due to a $26.3 million decrease in our Goods category, which resulted from a $94.3 million decrease in third party gross billings in our Goods category and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 18.0% for the nine months ended September 30, 2015, as compared to 19.9% for the nine months ended September 30, 2014.
Direct Revenue
Direct revenue increased by $149.3 million to $1,175.1 million for the nine months ended September 30, 2015, as compared to $1,025.8 million for the nine months ended September 30, 2014. We are generally the merchant of record for transactions in our Goods category in North America and EMEA, such that the resulting revenue is reported on a gross basis within direct revenue. Growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
Other Revenue
Other revenue increased by $18.4 million to $35.5 million for the nine months ended September 30, 2015, as compared to $17.2 million for the nine months ended September 30, 2014, primarily due to increases in commission revenue. Other revenue also includes payment processing revenue, advertising revenue and point of sale revenue. Those other revenue sources were not individually significant for the nine months ended September 30, 2015 and 2014, and we do not expect them to be material in the near term.
Revenue by Segment
Revenue by segment for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$584,414	26.5%	$559,330	25.9%
Direct	840,681	38.2	714,157	33.1
Total segment revenue	1,425,095	64.7	1,273,487	59.0
EMEA:
Third party	303,755	13.8	392,313	18.2
Direct	315,799	14.3	296,342	13.7
Total segment revenue	619,554	28.1	688,655	31.9
Rest of World:
Third party	139,104	6.3	181,466	8.4
Direct	18,593	0.9	15,287	0.7
Total segment revenue	157,697	7.2	196,753	9.1
Total revenue	$2,202,346	100.0%	$2,158,895	100.0%
Revenue by category and segment for the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$517,111	$503,659	$228,860	$295,607	$85,152	$114,984	$831,123	$914,250

Travel:
Third party	63,341	51,812	41,378	47,636	18,993	20,650	123,712	120,098
Total services	580,452	555,471	270,238	343,243	104,145	135,634	954,835	1,034,348

Goods:
Third party	3,962	3,859	33,517	49,070	34,959	45,832	72,438	98,761
Direct revenue	840,681	714,157	315,799	296,342	18,593	15,287	1,175,073	1,025,786
Total	844,643	718,016	349,316	345,412	53,552	61,119	1,247,511	1,124,547

Total revenue	$1,425,095	$1,273,487	$619,554	$688,655	$157,697	$196,753	$2,202,346	$2,158,895

(1)	Includes revenue from deals with local and national merchants and through local events.
North America
North America segment revenue increased by $151.6 million to $1,425.1 million for the nine months ended September 30, 2015, as compared to $1,273.5 million for the nine months ended September 30, 2014. The increase in revenue primarily resulted from a $126.5 million increase in direct revenue from our Goods category. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. Revenue in our Travel category also increased by $11.5 million, which resulted from a $44.8 million increase in gross billings and an increase in the percentage of gross billings that we retained after deducting the merchant's share to 21.0% for the nine months ended September 30, 2015, as compared to 20.2% for the nine months ended September 30, 2014. Third party and other revenue in our Local category increased $13.5 million, which resulted from a $128.7 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 34.6% for the nine months ended September 30, 2015, as compared to 36.9% for the nine months ended September 30, 2014. This decrease in the percentage of gross billings that we retained after deducting the merchant's share reflects an increase in order discounts, as discussed above. The overall increase in revenue in our North America segment was also due to an increase in active customers and units sold.
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
EMEA
EMEA segment revenue decreased by $69.1 million to $619.6 million for the nine months ended September 30, 2015, as compared to $688.7 million for the nine months ended September 30, 2014. The overall decrease in revenue in our EMEA segment was due to a decrease in gross billings per average active customer, partially offset by an increase in active customers and units sold. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $124.7 million.
The decrease in revenue consisted of a $66.7 million decrease in third party and other revenue in our Local category and a $15.6 million decrease in third party revenue in our Goods category, partially offset by a $19.5 million increase in direct revenue from our Goods category. The $66.7 million decrease in third party and other revenue from our Local category resulted from a $109.3 million decrease in gross billings, due to changes in foreign exchange rates, and a decrease in the percentage of third party and other gross billings that we retained after deducting the merchant's share to 38.2% for the nine months ended September 30, 2015, as compared to 41.8% for the nine months ended September 30, 2014. The $15.6 million decrease in third party revenue in our Goods category resulted from a $65.4 million decrease in gross billings, due to the shift to more direct revenue transactions, and a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 16.5% for the nine months ended September 30, 2015, as compared to 18.3% for the nine months ended September 30, 2014. These decreases in the percentage of third party and other gross billings that we retained during the nine months ended September 30, 2015 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We have been willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants.
Rest of World
Rest of World segment revenue decreased by $39.1 million to $157.7 million for the nine months ended September 30, 2015, as compared to $196.8 million for the nine months ended September 30, 2014. Revenue from our Local category decreased by $29.8 million for the nine months ended September 30, 2015, as compared to the prior year period, which resulted from a $52.6 million decrease in gross billings, primarily due to changes in foreign exchange rates, and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 29.1% for the nine months ended September 30, 2015, as compared to 33.3% for the nine months ended September 30, 2014. Revenue from our Goods category decreased by $7.6 million for the nine months ended September 30, 2015, as compared to the prior year period, due to a $10.9 million decrease in third party revenue, which resulted from a $33.4 million decrease in gross billings, primarily due to changes in foreign exchange rates, and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 19.9% for the nine months ended September 30, 2015, as compared to 22.0% for the nine months ended September 30, 2014. In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States and EMEA. The decrease in revenue for our Rest of World segment was driven by a decrease in active customers and units sold for the nine months ended September 30, 2015, as compared to the prior year period. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $28.1 million.

Cost of Revenue
Cost of revenue for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cost of revenue:
Third party	$129,644	$141,519
Direct	1,043,729	918,362
Other	15,648	11,814
Total cost of revenue	$1,189,021	$1,071,695
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue deals, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our own fulfillment center. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are allocated to cost of third party revenue, direct revenue, and other revenue in proportion to gross billings during the period. As a result of the growth we have experienced from direct revenue transactions relative to our total gross billings for the nine months ended September 30, 2015, as compared to the prior year period, an increased share of those allocable costs has been allocated to cost of direct revenue in our consolidated statement of operations for the nine months ended September 30, 2015.
Cost of revenue increased by $117.3 million to $1,189.0 million for the nine months ended September 30, 2015, as compared to $1,071.7 million for the nine months ended September 30, 2014, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory, partially offset by a decrease in related shipping and fulfillment costs on direct revenue deals. We have undertaken a number of initiatives to reduce our shipping and fulfillment costs in order to improve the margins on direct revenue transactions in our Goods category. For example, to reduce the costs of external logistics providers, we have increased our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers. We are also continuing to refine our inventory management practices to better allocate inventories among warehouses in different geographic regions to reduce shipping distances to customers and increase units per transaction.

Cost of Revenue by Segment
Cost of revenue by segment for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$88,245	7.4%	$79,799	7.4%
Direct	754,560	63.5	657,878	61.4
Total segment cost of revenue	842,805	70.9	737,677	68.8
EMEA:
Third party	25,182	2.1	30,896	2.9
Direct	271,532	22.9	244,375	22.8
Total segment cost of revenue	296,714	25.0	275,271	25.7
Rest of World:
Third party	31,865	2.7	42,638	4.0
Direct	17,637	1.4	16,109	1.5
Total segment cost of revenue	49,502	4.1	58,747	5.5
Total cost of revenue	$1,189,021	100.0%	$1,071,695	100.0%
Cost of revenue by category and segment for the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$75,963	$70,174	$14,946	$21,212	$11,856	$16,816	$102,765	$108,202

Travel:
Third party	11,521	9,005	4,716	3,633	4,216	4,533	20,453	17,171
Total services	87,484	79,179	19,662	24,845	16,072	21,349	123,218	125,373

Goods:
Third party	761	620	5,520	6,051	15,793	21,289	22,074	27,960
Direct	754,560	657,878	271,532	244,375	17,637	16,109	1,043,729	918,362
Total	755,321	658,498	277,052	250,426	33,430	37,398	1,065,803	946,322

Total cost of revenue	$842,805	$737,677	$296,714	$275,271	$49,502	$58,747	$1,189,021	$1,071,695

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
North America
North America cost of revenue increased by $105.1 million to $842.8 million for the nine months ended September 30, 2015, as compared to $737.7 million for the nine months ended September 30, 2014. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year period.

EMEA
EMEA cost of revenue increased by $21.4 million to $296.7 million for the nine months ended September 30, 2015, as compared to $275.3 million for the nine months ended September 30, 2014. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category. The favorable impact on cost of revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $62.8 million.
Rest of World
Rest of World cost of revenue decreased by $9.2 million to $49.5 million for the nine months ended September 30, 2015, as compared to $58.7 million for the nine months ended September 30, 2014. The decrease in cost of revenue was primarily due to the decrease in revenue from our Local and Goods categories. The favorable impact on cost of revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $8.4 million.
Gross Profit
Gross profit for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Gross profit:
Third party	$862,112	$974,428
Direct	131,344	107,424
Other	19,869	5,348
Total gross profit	$1,013,325	$1,087,200
Gross profit decreased by $73.9 million to $1,013.3 million for the nine months ended September 30, 2015, as compared to $1,087.2 million for the nine months ended September 30, 2014. This decrease in gross profit resulted from the $117.3 million increase in cost of revenue, partially offset by the $43.5 million increase in revenue during the nine months ended September 30, 2015. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $82.4 million.
Gross profit as a percentage of revenue decreased to 46.0% for the nine months ended September 30, 2015, as compared to 50.4% for the nine months ended September 30, 2014. The decrease in gross profit as a percentage of revenue during the nine months ended September 30, 2015, as compared to the prior year period, was primarily attributable to the increase in direct revenue. Direct revenue primarily relates to deals in our Goods category, which typically have lower margins than deals in our Local and Travel categories. Additionally, direct revenue and the related cost of revenue are presented on a gross basis in our consolidated statements of operations, which contributes to lower gross profit as a percentage of revenue.
Gross profit on third party revenue decreased by $112.3 million to $862.1 million for the nine months ended September 30, 2015, as compared to $974.4 million for the nine months ended September 30, 2014. This decrease in gross profit resulted from the $124.2 million decrease in third party revenue. Gross profit as a percentage of revenue on third party revenue deals decreased to 86.9% for the nine months ended September 30, 2015, as compared to 87.3% for the nine months ended September 30, 2014.
Gross profit on direct revenue increased by $23.9 million to $131.3 million for the nine months ended September 30, 2015, as compared to $107.4 million for the nine months ended September 30, 2014. This increase in gross profit resulted from the $149.3 million increase in direct revenue to $1,175.1 million for the nine months ended September 30, 2015, as compared to $1,025.8 million for the nine months ended September 30, 2014, partially offset by the $125.4 million increase in cost of revenue on direct revenue deals to $1,043.7 million for the nine months ended September 30, 2015, as compared to $918.4 million for the nine months ended September 30, 2014. Gross profit as a percentage of revenue on direct revenue deals increased to 11.2% for the nine months ended September 30, 2015, as compared to 10.5% for the nine months ended September 30, 2014. The increase in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to lower shipping and fulfillment costs as a percentage of direct revenue, partially offset by increased cost of inventory as a percentage of direct revenue.

Gross Profit by Segment
Gross profit by segment for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$496,169	49.0%	$479,531	44.1%
Direct	86,121	8.5	56,279	5.2
Total gross profit	582,290	57.5	535,810	49.3
EMEA:
Third party	278,573	27.5	361,417	33.2
Direct	44,267	4.4	51,967	4.8
Total gross profit	322,840	31.9	413,384	38.0
Rest of World:
Third party	107,239	10.6	138,828	12.8
Direct	956	—	(822)	(0.1)
Total gross profit	108,195	10.6	138,006	12.7
Total gross profit	$1,013,325	100.0%	$1,087,200	100.0%
Gross profit by category and segment for the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$441,148	$433,485	$213,914	$274,395	$73,296	$98,168	$728,358	$806,048

Travel:
Third party	51,820	42,807	36,662	44,003	14,777	16,117	103,259	102,927
Total services	492,968	476,292	250,576	318,398	88,073	114,285	831,617	908,975

Goods:
Third party	3,201	3,239	27,997	43,019	19,166	24,543	50,364	70,801
Direct	86,121	56,279	44,267	51,967	956	(822)	131,344	107,424
Total	89,322	59,518	72,264	94,986	20,122	23,721	181,708	178,225

Total gross profit	$582,290	$535,810	$322,840	$413,384	$108,195	$138,006	$1,013,325	$1,087,200

(1)	Includes gross profit from deals with local and national merchants and through local events.
North America
North America gross profit increased by $46.5 million to $582.3 million for the nine months ended September 30, 2015, as compared to $535.8 million for the nine months ended September 30, 2014. The increase in gross profit was comprised of a $29.8 million increase in our Goods category, a $9.0 million increase in our Travel category and a $7.7 million increase in our Local category. Gross profit margins on direct revenue transactions in our Goods category were 10.2% for the nine months ended September 30, 2015. This represents a year-over-year increase from 7.9% for the nine months ended September 30, 2014.
EMEA
EMEA gross profit decreased by $90.5 million to $322.8 million for the nine months ended September 30, 2015, as compared to $413.4 million for the nine months ended September 30, 2014. The decrease in gross profit was comprised of a $60.5 million decrease in our Local category, a $22.7 million decrease in our Goods category and a $7.3 million decrease in our Travel category. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $61.9 million. Gross profit margins on direct revenue transactions in our Goods category were 14.0% for the nine months ended September 30, 2015. This represents a year-over-year decrease from 17.5% for the nine months ended September 30, 2014. Although we are currently focusing on higher margin product offerings, we expect that margins on direct revenue transactions in EMEA will continue to be lower than the comparable prior year periods in the near term.
Rest of World
Rest of World gross profit decreased by $29.8 million to $108.2 million for nine months ended September 30, 2015, as compared to $138.0 million for the nine months ended September 30, 2014. The decrease in gross profit was comprised of a $24.9 million decrease in our Local category, a $3.6 million decrease in our Goods category and a $1.3 million decrease in our Travel category. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $19.8 million.
Marketing
For the nine months ended September 30, 2015 and 2014, marketing expense was $171.1 million and $182.1 million, respectively. Marketing expense by segment as a percentage of segment gross billings, segment revenue and total marketing expense for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
	2015	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing	2014	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$100,095	3.8%	7.0%	58.5%	$103,494	4.4%	8.1%	56.8%
EMEA	54,537	4.2	8.8	31.9	57,070	3.8	8.3	31.3
Rest of World	16,495	2.8	10.5	9.6	21,578	3.2	11.0	11.9
Total marketing	$171,127	3.8	7.8	100.0%	$182,142	4.0	8.4	100.0%
Marketing expense decreased by $11.0 million to $171.1 million for the nine months ended September 30, 2015, as compared to $182.1 million for the nine months ended September 30, 2014. Marketing expense as a percentage of gross billings and revenue of 3.8% and 7.8%, respectively, for the nine months ended September 30, 2015, was lower than the 4.0% and 8.4%, respectively, for the nine months ended September 30, 2014. We evaluate marketing expense as a percentage of gross billings and revenue because it gives us an indication of how well our marketing spend is driving gross billings and revenue growth. The favorable impact on marketing from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $11.9 million.
North America
North America marketing expense decreased by $3.4 million to $100.1 million for the nine months ended September 30, 2015, as compared to $103.5 million for the nine months ended September 30, 2014. The decrease in marketing expense was primarily attributable to reduced spending on online marketing channels, such as search engine marketing and display advertising. The decrease in North America marketing expense as a percentage of gross billings and revenue, as compared to the prior year period, was attributable, in part, to a shift towards the increased use of order discounts as a promotional tool.

EMEA
EMEA marketing expense decreased by $2.5 million to $54.5 million for the nine months ended September 30, 2015, as compared to $57.1 million for the nine months ended September 30, 2014. The decrease in marketing expense was primarily due to changes in foreign exchange rates, partially offset by a $6.7 million write-off of a prepaid asset related to a marketing program that was discontinued because the counterparty ceased operations. The favorable impact on EMEA marketing from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $9.4 million.
Rest of World
Rest of World marketing expense decreased by $5.1 million to $16.5 million for the nine months ended September 30, 2015, as compared to $21.6 million for the nine months ended September 30, 2014. The decrease in marketing expense was primarily due to reduced spending on online marketing channels, such as search engine marketing and display advertising. The favorable impact on Rest of World marketing from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $3.0 million.
Selling, General and Administrative
Selling, general and administrative expense decreased by $1.1 million to $904.8 million for the nine months ended September 30, 2015, as compared to $905.9 million for the nine months ended September 30, 2014. The decrease was primarily due to changes in foreign exchange rates, partially offset by a $37.5 million increase in our contingent liability related to our securities litigation matter, a $23.7 million increase in stock-based compensation and higher corporate costs, including legal and consulting costs. See Note 8, "Commitments and Contingencies," for additional information regarding the securities litigation matter. The favorable impact on selling, general and administrative expense from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $70.6 million.
Restructuring Charges
In the third quarter of 2015, our Board of Directors approved a restructuring plan relating primarily to workforce reductions in our international operations, as further discussed in Note 13, "Restructuring."
The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the nine months ended September 30, 2015 (in thousands):

	Nine Months Ended September 30,
	Employee Severance and Benefit Costs	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$890	$—	$511	$1,401
EMEA	19,652	—	83	19,735
Rest of World	2,017	345	648	3,010
Consolidated	$22,559	$345	$1,242	$24,146
Gain on Disposition of Business
On August 6, 2015, our subsidiary in India ("Groupon India") completed an equity financing transaction with a third party investor that obtained a majority voting interest in the entity. See Note 5, "Investments," for information about this transaction. We recognized a pre-tax gain on the disposition of $13.7 million, which represents the excess of (a) the sum of (i) $14.2 million in net consideration received, consisting of the $16.4 million fair value of its retained minority investment, less $1.3 million in transaction costs and a $0.9 million guarantee liability and (ii) Groupon India's $0.9 million cumulative translation loss, which was reclassified to earnings, over (b) the $1.4 million net book value of Groupon India upon the closing of the transaction.

The gain from this transaction is presented as "Gain on disposition of business" in the accompanying condensed consolidated statements of operations. The financial results of Groupon India are presented within income from continuing operations in the accompanying condensed consolidated financial statements through the August 6, 2015 disposition date. Those financial results were not material for the nine months ended September 30, 2015 and 2014.
Acquisition‑Related Expense (Benefit), Net

For the nine months ended September 30, 2015 and 2014, we incurred a net acquisition-related expense of $1.3 million and $2.1 million, respectively. For the nine months ended September 30, 2015 and 2014, the net acquisition-related expense primarily related to external transaction costs for business combinations, partially offset by benefits related to changes in the fair value of contingent consideration. See Note 11, "Fair Value Measurements," for information about fair value measurements of contingent consideration arrangements.
Income (Loss) from Operations
Loss from operations for the nine months ended September 30, 2015 was $74.4 million, as compared to a loss from operations for the nine months ended September 30, 2014 of $2.9 million. The increase in loss from operations for the nine months ended September 30, 2015, as compared to the prior year period, was primarily due to the decrease in gross profit of $73.9 million, an increase in restructuring charges of $24.1 million, partially offset by a decrease in selling, general and administrative expense of $1.1 million, a decrease in marketing expense of $11.0 million and a gain on disposition of business of $13.7 million. The favorable impact on the loss from operations from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2015 was $0.7 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related expense, net, decreased by $17.9 million to $20.6 million for the nine months ended September 30, 2015, as compared to $38.5 million for the nine months ended September 30, 2014. The increase in segment operating income was attributable to an increase in segment gross profit, partially offset by an increase in segment operating expenses.
EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related expense, net, decreased by $35.9 million to $33.2 million for the nine months ended September 30, 2015, as compared to $69.1 million for the nine months ended September 30, 2014. The decrease in segment operating income was attributable to a decrease in segment gross profit, partially offset by a decrease in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related expense, net, decreased by $5.3 million to a loss of $17.8 million for the nine months ended September 30, 2015, as compared to a loss of $23.1 million for the nine months ended September 30, 2014. The decrease in segment operating loss was attributable to a decrease in segment operating expenses, partially offset by a decrease in segment gross profit.
Other Income (Expense), Net
Other expense, net was $25.1 million for the nine months ended September 30, 2015, as compared to $21.9 million for the nine months ended September 30, 2014. The current period expense was primarily comprised of $17.7 million in foreign currency transaction losses and a $4.4 million loss related to the cumulative translation adjustment for our legacy business in the Republic of Korea that was reclassified to earnings as a result of the Ticket Monster disposition. The foreign currency transaction losses primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the significant decline in the Euro against the U.S. dollar from an exchange rate of 1.2152 on December 31, 2014 to 1.1210 on September 30, 2015. For the nine months ended September 30, 2014, other expense, net was primarily comprised of $20.1 million of foreign currency transaction losses and $2.0 million of other-than-temporary impairments related to minority investments.
Provision for Income Taxes
For the nine months ended September 30, 2015, we recorded an income tax benefit from continuing operations of $42.9 million on a pre-tax loss from continuing operations of $99.5 million. For the nine months ended September 30, 2014, we recorded an income tax expense from continuing operations of $20.2 million on a pre-tax loss from continuing operations of $24.9 million.
Our U.S. statutory rate is 35%. Significant factors impacting the effective tax rate for the nine months ended September 30, 2015 and 2014 included losses from continuing operations in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property, nondeductible stock-based compensation expense and decreases in our liabilities for uncertain tax positions.

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
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. We decreased our liabilities for uncertain tax positions and recognized income tax benefits of $17.8 million and $7.7 million for the nine months ended September 30, 2015 and 2014, respectively, as a result of new information that impacted our estimates of amounts that are more-likely-than-not of being realized upon ultimate settlement. As of September 30, 2015, we believe that it is reasonably possible that changes of up to $5.5 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
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
The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015 (1)	2014
Third party and other revenue	$28,145	$99,064
Direct revenue	39,065	8,308
Third party and other cost of revenue	(13,958)	(28,893)
Direct cost of revenue	(38,031)	(9,952)
Marketing expense	(8,495)	(20,992)
Selling, general and administrative expense	(38,102)	(77,832)
Other income, net	96	33
Loss from discontinued operations before gain on disposition and provision for income taxes	(31,280)	(30,264)
Gain on disposition	202,158	—
Provision for income taxes	(37,415)	—
Income (loss) from discontinued operations, net of tax	$133,463	$(30,264)

(1)	The income from discontinued operations, net of tax, for the nine months ended September 30, 2015 includes the results of Ticket Monster through the disposition date of May 27, 2015.
We recognized a $37.4 million provision for income taxes for the nine months ended September 30, 2015 which reflects (i) the $64.2 million current and deferred income tax effects of the Ticket Monster disposition during the second quarter of 2015, partially offset by (ii) a $26.8 million tax benefit that resulted from recognition of a deferred tax asset related to the excess of the tax basis over the financial reporting basis of the Company's investment in Ticket Monster upon meeting the criteria for held-for-sale classification during the first quarter of 2015. No income taxes were recognized for the nine months ended September 30, 2014 because valuation allowances have been provided against the related net deferred tax assets.

Non-GAAP Financial Measures
In addition to financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP financial measures: Adjusted EBITDA, free cash flow and foreign exchange rate neutral operating results. These non-GAAP financial measures, which are presented on a continuing operations basis, are intended to aid investors in better understanding our current financial performance and prospects for the future as seen through the eyes of management. We believe that these non-GAAP financial measures facilitate comparisons with our historical results and with the results of peer companies who present similar measures (although other companies may define non-GAAP measures differently than we define them, even when similar terms are used to identify such measures). However, these non-GAAP financial measures are not intended to be a substitute for those reported in accordance with U.S. GAAP.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation, acquisition-related expense, net and other items that are unusual in nature or infrequently occurring. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three and nine months ended September 30, 2015, items that we believe to be unusual in nature or infrequently occurring were (a) charges related to our restructuring plan, (b) the gain on our disposition of Groupon India, (c) the write-off of a prepaid asset related to a marketing program that was discontinued because the counterparty ceased operations and (d) the expense related to a significant increase in the contingent liability for our securities litigation matter. We exclude items that are unusual in nature or infrequently occurring from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Income (loss) from continuing operations" for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(24,613)	$(12,573)	$(56,619)	$(45,039)
Adjustments:
Stock-based compensation (1)	35,432	32,680	109,043	85,329
Depreciation and amortization	35,635	30,462	99,207	84,919
Acquisition-related expense, net	1,064	(304)	1,300	2,078
Restructuring charges	24,146	—	24,146	—
Gain on disposition of business	(13,710)	—	(13,710)	—
Prepaid marketing write-off	6,690	—	6,690	—
Securities litigation expense	37,500	—	37,500	—
Other (income) expense, net	8,160	20,056	25,146	21,919
Provision (benefit) for income taxes	(53,970)	(6,434)	(42,881)	20,181
Total adjustments	80,947	76,460	246,441	214,426
Adjusted EBITDA	$56,334	$63,887	$189,822	$169,387

(1)	Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing."

"Other (income) expense, net," includes $0.1 million and $0.2 million of additional stock-based compensation for the three and nine months ended September 30, 2015, respectively.
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
The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by (used in) operating activities from continuing operations," for the three and nine months ended September 30, 2015 and 2014 and trailing twelve months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Net cash provided by (used in) operating activities from continuing operations	$(7,612)	$22,324	$43,094	$(20,775)	$316,366	$157,500
Purchases of property and equipment and capitalized software from continuing operations	(27,735)	(18,638)	(68,481)	(63,443)	(88,598)	(83,374)
Free cash flow	$(35,347)	$3,686	$(25,387)	$(84,218)	$227,768	$74,126

Net cash provided by (used in) investing activities from continuing operations	$(98,028)	$(22,492)	$(146,012)	$(117,643)	$(181,187)	$(137,527)
Net cash provided by (used in) financing activities	$(14,821)	$(16,823)	$(185,990)	$(173,068)	$(207,078)	$(228,512)
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
Liquidity and Capital Resources
As of September 30, 2015, we had $963.6 million in cash and cash equivalents, which primarily consisted of cash and money market funds.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows provided by operations and through public and private sales of common and preferred stock, which yielded aggregate net proceeds of approximately $1,857.1 million. We generated positive cash flow from operations for the nine months ended September 30, 2015 and we expect cash flows from operations to be positive in annual periods for the foreseeable future. We generally use this cash flow and borrowings under our credit facility to fund our operations, make acquisitions, purchase capital assets, purchase stock under our share repurchase program and meet our other cash operating needs. Cash flow provided by operations, including discontinued operations, was $6.5 million for the nine months ended September 30, 2015 and cash flow used in operations, including discontinued operations, was $2.0 million for the nine months ended September 30, 2014.

We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of September 30, 2015, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $284.6 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In August 2014, we entered into a three-year senior secured revolving credit agreement (the "Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million. Borrowings under the Credit Agreement bear interest, at our option, at a rate per annum equal to the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the Credit Agreement) plus an additional margin ranging between 0.25% and 2.00%. We are required to pay quarterly commitment fees ranging from 0.20% to 0.35% per annum of the average daily amount available under the Credit Agreement. The Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $250.0 million. Under the terms of the Credit Agreement, we are required to maintain, as of the last day of each fiscal quarter, unrestricted cash of at least $400.0 million, including $200.0 million in accounts held with lenders under the Credit Agreement or their affiliates. The Credit Agreement also contains various other operating and financial covenants. We have $195.0 million of short-term borrowings that are currently outstanding under the Credit Agreement and we were in compliance with all covenants as of September 30, 2015. The proceeds of these borrowings have been used primarily to provide funding for working capital, share repurchases and business acquisitions.
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
The Board previously authorized us to purchase up to $300.0 million of our outstanding Class A common stock through August 2015. We have completed our repurchases under this authorization. In April 2015, the Board approved a new share repurchase program, under which we are authorized to repurchase up to an additional $500.0 million of our Class A common stock through August 2017. During the three and nine months ended September 30, 2015, we purchased 44,149,663 and 65,902,107 shares of Class A common stock, respectively, for an aggregate purchase price of $192.9 million and $334.1 million (including fees and commissions), respectively, under the share repurchase programs. As of September 30, 2015, up to $268.1 million of Class A common stock remains available for purchase under the current share repurchase program. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the programs may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when the Company might otherwise be precluded from doing so.
We currently plan to use our cash and cash equivalents and cash flows generated from our operations to fund share repurchases, repayments of short-term borrowings, strategic minority investments, business acquisitions and other transactions and investments in technology and marketing. In addition to the remaining borrowing capacity that is available under our Credit Agreement, as described above, we may seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that are available to us for those purposes.

Cash Flow
Our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations	$43,094	$(20,775)
Operating activities from discontinued operations	(36,578)	22,777
Operating activities	6,516	2,002
Investing activities from continuing operations	(146,012)	(117,643)
Investing activities from discontinued operations	244,470	(75,924)
Investing activities	98,458	(193,567)
Financing activities	(185,990)	(173,068)
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets held for sale	(27,338)	(20,671)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(108,354)	(385,304)
Less: Net increase (decrease) in cash classified within current assets held for sale	(55,279)	43,324
Net increase (decrease) in cash and cash equivalents	$(53,075)	$(428,628)
Cash Provided by (Used in) Operating Activities
Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain items, including depreciation and amortization, stock‑based compensation, restructuring charges, gain on disposition of business, deferred income taxes and the effect of changes in working capital and other items.
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
For the nine months ended September 30, 2015, our net cash provided by operating activities from continuing operations was $43.1 million, which consisted of a $199.2 million net increase for certain non-cash items and restructuring charges, partially offset by a $56.6 million net loss from continuing operations and a $99.5 million net decrease related to changes in working capital. The net decrease in cash resulting from changes in working capital activities primarily consisted of a $101.9 million decrease in accrued merchant and supplier payables and a $39.8 million increase in prepaid expenses and other current assets, partially offset by a $33.4 million increase in accrued expenses and other current liabilities, a $6.4 million decrease in accounts receivable and a $4.6 million decrease in restricted cash. The $101.9 million decrease in accrued merchant and supplier payables was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2014. The net adjustments for certain non-cash items and restructuring charges include $109.2 million of stock-based compensation expense, $99.2 million of depreciation and amortization expense, $24.1 million of restructuring charges and $2.1 million in losses from changes in the fair value of investments, partially offset by $15.3 million of deferred income taxes, a $13.7 million gain on the disposition of business and $6.2 million of excess tax benefits on stock-based compensation. For the nine months ended September 30, 2015, net cash used in operating activities from discontinued operations was $36.6 million, which primarily consisted of a $166.6 million net decrease for certain non-cash items, partially offset by $133.5 million of net income from discontinued operations. Non-cash items primarily consisted of the pre-tax gain of $202.2 million on the disposition of Ticket Monster, partially offset by $23.6 million in deferred income taxes, $6.3 million of amortization expense related to acquired intangible assets and $5.3 million of stock-based compensation expense.
For the nine months ended September 30, 2014, our net cash used in operating activities from continuing operations was $20.8 million, which consisted of a $132.9 million net decrease related to changes in working capital and a $45.0 million net loss from continuing operations, partially offset by a $157.2 million net increase for certain non-cash items. The net decrease in cash resulting from changes in working capital activities primarily consisted of a $101.1 million decrease in accrued merchant and supplier payables, a $26.6 million increase in accounts receivable, a $22.9 million increase in prepaid expenses and other current assets, a $21.1 million decrease in accrued expenses and other current liabilities and a $13.0 million decrease in accounts payable, partially offset by a $44.0 million net increase from other items, which includes $20.1 million of foreign currency transaction losses, primarily related to intercompany balances denominated in foreign currencies and a $7.7 million decrease in restricted cash. The $101.1 million decrease in accrued merchant and supplier payables was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2013. The net adjustments for certain non-cash items include $85.3 million of stock-based compensation expense and $84.9 million of depreciation and amortization expense, partially offset by $12.6 million of excess tax benefits on stock-based compensation. For the nine months ended September 30, 2014, net cash provided by operating activities from discontinued operations was $22.8 million, which primarily resulted from a $27.3 million increase for certain non-cash items and a $25.8 million net increase related to changes in working capital, partially offset by the $30.3 million net loss from discontinued operations.
Cash Provided by (Used in) Investing Activities
Cash flows from investing activities primarily consist of capital expenditures, acquisitions and dispositions of businesses and minority investments.
For the nine months ended September 30, 2015, our net cash used in investing activities from continuing operations of $146.0 million consisted of $70.1 million in net cash paid for acquisitions, $68.5 million in capital expenditures, including capitalized internally-developed software, $5.0 million for purchases of investments, $1.4 million of cash that was derecognized upon the disposition of Groupon India, $1.2 million related to acquisitions of intangible assets and $1.1 million related to the settlement of a liability for the purchase of additional interests in a consolidated subsidiary, partially offset by $1.2 million of proceeds from the sale of an investment. For the nine months ended September 30, 2015, our $244.5 million of net cash provided by investing activities from discontinued operations primarily consisted of the cash proceeds received from the sale of a controlling stake in Ticket Monster, net of the cash from that business that was derecognized.
For the nine months ended September 30, 2014, our net cash used in investing activities from continuing operations of $117.6 million consisted of $63.4 million in capital expenditures, including capitalized internally-developed software, $45.4 million in net cash paid for acquisitions, $6.7 million in purchases of investments, $1.6 million related to the settlement of a liability for the purchase of additional interests in a consolidated subsidiary and $0.5 million in acquisitions of intangible assets. For the nine months ended September 30, 2014, our $75.9 million of net cash used in investing activities from discontinued operations primarily consisted of $71.7 million in cash paid for Ticket Monster, net of cash acquired.

Cash Used in Financing Activities
For the nine months ended September 30, 2015, our net cash used in financing activities of $186.0 million was driven primarily by purchases of treasury stock under our share repurchase programs of $329.4 million and taxes paid related to net share settlements of stock-based compensation awards of $34.5 million, partially offset by $195.0 million of borrowings under our revolving credit facility. Our net cash used in financing activities was also due to payments of capital lease obligations of $17.7 million and partnership distributions to noncontrolling interest holders of $11.0 million, partially offset by $6.2 million of excess tax benefits related to stock-based compensation and $5.7 million of proceeds from stock option exercises and our employee stock purchase plan.
For the nine months ended September 30, 2014, our net cash used in financing activities of $173.1 million was driven primarily by purchases of treasury stock under our share repurchase program of $145.4 million and taxes paid related to net share settlements of stock-based compensation awards of $32.4 million. Our net cash used in financing activities was also due to partnership distributions to noncontrolling interest holders of $6.2 million, payments of capital lease obligations of $3.6 million, settlements of purchase price obligations related to acquisitions of $3.1 million and common stock issuance costs in connection with acquisition of business of $1.2 million, partially offset by $12.6 million of excess tax benefits related to stock-based compensation and $6.2 million of proceeds from stock option exercises and our employee stock purchase plan.
Free Cash Flow
Free cash flow, a non-GAAP financial measure, was $(25.4) million, and $(84.2) million for the nine months ended September 30, 2015 and 2014, respectively.  The improvement in free cash flow for the nine months ended September 30, 2015, as compared to the prior year period, was due to the $63.9 million increase in our operating cash flows from continuing operations. Free cash flow was $227.8 million and $74.1 million for the trailing twelve months ended September 30, 2015 and 2014, respectively. The increase in free cash flow for the trailing twelve months ended September 30, 2015, as compared to the prior year period, was due to the $158.9 million increase in our trailing twelve months operating cash flows from continuing operations. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2015 did not materially change from the amounts set forth in our 2014 Annual Report on Form 10-K, except as disclosed in Note 8, "Commitments and Contingencies."
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2015.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements included in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 13, 2015.
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

We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of September 30, 2015, our market capitalization of $2.0 billion substantially exceeded our consolidated net book value of $601.0 million.
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
For purposes of assessing whether it is more-likely-than-not that our deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $854.8 million and $922.0 million as of September 30, 2015 and December 31, 2014, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. We have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for those jurisdictions in a cumulative loss position for the most recent three-year period. Due to our cumulative losses in many jurisdictions outside of the United States, we have not recognized significant deferred tax assets without a valuation allowance outside of the United States when the only sources of taxable income are projected future earnings or tax planning strategies. For certain jurisdictions where applicable tax law imposes limitations that may prevent us from realizing our deferred tax assets through the scheduled reversal of taxable temporary differences, we have recorded valuation allowances in excess of the net deferred tax asset balances.
We are subject to taxation in the United States, various states and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. Our practice for accounting for uncertainty in income taxes is to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
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
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Based on our review of this matter and our intercompany cost-sharing agreements, we have concluded that an income tax benefit relating to prior period intercompany charges that may ultimately be reversed under our intercompany cost-sharing agreements does not meet the criteria for recognition in our consolidated financial statements as of September 30, 2015. We will continue to monitor ongoing developments with respect to the Altera case and the related IRS regulations in future periods and if we determine that the recognition criteria are met in a subsequent period, an income tax benefit of approximately $14.0 million would be recognized at that time.
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

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Management is still assessing the impact of adoption on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. This ASU will require entities to measure inventory at the lower of cost or net realizable value, rather than the lower of cost or market. The ASU is effective for annual reporting periods beginning after December 31, 2016 and interim periods within those annual periods. Management does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Japanese yen, Swiss Franc and Brazilian real, which exposes us to foreign currency risk. For the three months ended September 30, 2015, we derived approximately 28.0% and 7.0% of our revenue from our EMEA and Rest of World segments, respectively. For the nine months ended September 30, 2015, we derived approximately 28.1% and 7.2% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of September 30, 2015 and December 31, 2014.
As of September 30, 2015, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $66.4 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $6.6 million. This compares to a $75.7 million working capital deficit subject to foreign currency exposure as of December 31, 2014, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $7.6 million.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In August 2014, the Company entered into a three-year Credit Agreement that provides for aggregate principal borrowings up to $250.0 million. As of September 30, 2015, there were $195.0 million of short-term borrowings outstanding under the Credit Agreement. Because our Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates on our outstanding short-term borrowings under the Credit Agreement. We also have long-term borrowings, which consist of $34.4 million of long-term capital lease obligations, and investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We believe that the interest rate risk on the long-term capital lease obligations and investments is not significant.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2015.

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
Based on this evaluation, our management concluded that, as of September 30, 2015, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 8, "Commitments and Contingencies," to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on the Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, except to supplement those risk factors as follows:
Our restructuring plan could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of this plan in the time frame anticipated or at all.
     In the third quarter of 2015, our Board of Directors approved a restructuring plan relating primarily to workforce reductions in our international operations. We expect this plan to be substantially complete by September 2016. The implementation of the restructuring plan, including the impact of workforce reductions, could be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete the restructuring plan and achieve the anticipated benefits from the plan within the expected time frame or at all is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, following completion of the restructuring plan, our business may not be more efficient or effective than prior to implementation of the plan.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2015, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2015, we purchased 44,149,663 shares of Class A common stock for an aggregate purchase price of $192.9 million (including fees and commissions) under our share repurchase programs. A summary of our Class A common stock repurchases during the three months ended September 30, 2015 under our share repurchase programs are set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Programs
July 1-31, 2015	10,848,090	$4.92	10,848,090	407,673,462
August 1-31, 2015	22,995,373	4.25	22,995,373	310,021,354
September 1-30, 2015	10,306,200	4.06	10,306,200	268,128,437
Total	44,149,663	$4.37	44,149,663	$268,128,437
See Note 9, "Stockholders' Equity and Compensation Arrangements," for discussion regarding our share repurchase programs.
The following table provides information about purchases of shares of our Class A common stock during the three months ended September 30, 2015 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2015	542,322	$5.15	—	—
August 1-31, 2015	339,687	4.60	—	—
September 1-30, 2015	449,167	4.12	—	—
Total	1,331,176	$4.66	—	—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of November 2015.

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