Form 10-K
period 2015-12-31
Groupon, Inc.
filed 2016-02-12
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒                           Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes         No  ☒

As of June 30, 2015, the aggregate market value of shares held by non-affiliates of the registrant was $2,418,665,812 based on the number of shares of class A common stock held by non-affiliates as of June 30, 2015 and based on the last reported sale price of the registrant's class A common stock on June 30, 2015.

As of February 9, 2016, there were 584,490,448 shares of the registrant's Class A common stock outstanding and 2,399,976 shares of the registrant's Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2016, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

______________________________________________________

PART I
FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, volatility in our revenue and operating results; risks related to our business strategy, including our strategy to grow our local marketplaces, marketing strategy and spend and the productivity of those marketing investments and the impact of our shift away from lower margin products in our Goods category; effectively dealing with challenges arising from our international operations, including fluctuations in currency exchange rates; retaining existing customers and adding new customers, including as we increase our marketing spend and shift away from lower margin products in our Goods category; retaining and adding high quality merchants; cyber security breaches; incurring expenses as we expand our business; competing successfully in our industry; maintaining favorable payment terms with our business partners; providing a strong mobile experience for our customers; delivery and routing of our emails; product liability claims; managing inventory and order fulfillment risks; integrating our technology platforms; litigation; managing refund risks; retaining, attracting and integrating members of our executive team; difficulties, delays or our inability to successfully complete all or part of the announced restructuring actions or to realize the operating efficiencies and other benefits of such restructuring actions; higher than anticipated restructuring charges or changes in the timing of such restructuring charges; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; tax liabilities; tax legislation; compliance with domestic and foreign laws and regulations, including the CARD Act and regulation of the Internet and e-commerce; classification of our independent contractors; maintaining our information technology infrastructure; protecting our intellectual property; maintaining a strong brand; seasonality; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; the impact of our ongoing strategic review and any potential strategic alternatives we may choose to pursue; and those risks and other factors discussed in "Item 1A: Risk Factors" of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.
ITEM 1: BUSINESS
Overview
Groupon is a global leader in local commerce, making it easy for people around the world to search and discover great businesses and merchandise. Our vision is to connect local commerce, increasing consumer buying power while driving more business to merchants through price and discovery. We want Groupon to be the destination that our consumers check first when they are out and about; the place they start when they are looking to buy just about anything, anywhere, anytime. By leveraging our global relationships and scale, we provide consumers with savings and help them discover what to do, eat, see, buy and where to travel in 28 countries.
Groupon operates online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services, generally at a discount. Consumers access those marketplaces through our websites, primarily localized groupon.com sites in many countries, and our mobile applications. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including online advertising, paid telephone directories, direct mail, newspaper, radio, television and other promotions. By bringing the brick and mortar world of local commerce onto the Internet, Groupon is helping local merchants to attract customers and sell goods and services.
Our operations are organized into three principal segments: North America, which represents the United States and Canada, EMEA, which is comprised of Europe, the Middle East and Africa, and the remainder of our international operations ("Rest of World"). We offer goods and services in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). We act as a marketing agent by selling vouchers ("Groupons") that can be redeemed for products or services with third party merchants. We also sell merchandise inventory directly to customers.
Our results from 2015 include the following:

•
Gross billings increased to $6.3 billion in 2015, as compared to $6.2 billion in 2014. In 2015, 59.3%, 28.7% and 12.0% of our gross billings were generated in North America, EMEA and Rest of World, respectively, as compared to 53.0%, 32.8% and 14.2% in 2014. Gross billings represent the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings differs from our revenue, which is presented net of the merchant's share of the transaction price for transactions in which we act as a third party marketing agent. Gross billings and revenue are the same for transactions in which we sell merchandise inventory directly to customers.

•
Revenue increased to $3.1 billion in 2015, as compared to $3.0 billion in 2014. In 2015, 65.6%, 27.8% and 6.6% of our revenue was generated in North America, EMEA and Rest of World, respectively, as compared to 60.0%, 31.6% and 8.4% in 2014.

•	Gross profit decreased to $1.4 billion in 2015, as compared to $1.5 billion in 2014.

•	Loss from operations was $79.8 million in 2015, as compared to income from operations of $30.7 million in 2014.

•
We recognized a $202.2 million pre-tax gain ($154.1 million net of tax) from the sale of a controlling stake in our Korean subsidiary Ticket Monster, Inc. ("Ticket Monster") on May 27, 2015. The financial results of Ticket Monster and gain on disposition, net of tax, are reported as discontinued operations in the accompanying consolidated financial statements.

•
The number of active customers, which is defined as customers who have made a purchase on our platform within the last twelve months, increased to 48.9 million as of December 31, 2015 from 47.4 million as of December 31, 2014.

•	As of December 31, 2015, we had approximately 650,000 active deals available to customers through our marketplaces.
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
Our Strategy
Our goal is to build marketplaces that our customers rely on to discover and save on amazing things to eat, see, do, buy and where to travel. Key elements of our strategy include the following:
Narrowing our focus and improving our operating efficiency. We have undertaken a number of actions to simplify and streamline our global business. In May and August 2015, we disposed of controlling stakes in our operations in Korea and India, respectively. In September 2015, our Board of Directors approved a restructuring plan primarily related to workforce reductions in our international operations that is expected to be substantially complete by September 2016. In addition to the workforce reductions in our ongoing markets, we ceased operations in six countries within our Rest of World segment and seven countries within our EMEA segment during 2015 in connection with the restructuring plan. Additionally, we integrated our Ideel apparel marketplace from its standalone website to groupon.com and exited its fulfillment center and an office location. We also recently announced that we are exiting four additional countries in our EMEA segment in the first quarter of 2016. We are continuing to conduct a strategic review of certain international markets as we seek to optimize our global footprint and focus on the markets that we believe to have the greatest potential impact on our results of operations.
We continue to seek to improve our operating efficiency through a global initiative to integrate and streamline our technology platforms in order to provide a fast, stable and secure platform to support our business. Additionally, we are increasingly automating the system tools and capabilities for our functional teams to improve our overall operating efficiency. We expect to continue our efforts to streamline and simplify our business in the future.
Improving margins in our Goods category. We recently commenced an initiative to de-emphasize lower margin product offerings in our Goods category. We expect to continue to focus on improving margins in future periods, both by focusing on higher-margin offerings and also by seeking to bring more third party sellers of merchandise to our marketplaces in North America. Additionally, in connection with our efforts to reduce costs and improve the customer experience, we continue to focus on streamlining our order fulfillment process for Goods. For example, to reduce the involvement of third party logistics providers we launched our own fulfillment center in 2013 and have increased our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers. We also continue to refine our inventory management practices to better allocate inventory among warehouses in different geographic regions throughout the United States to reduce shipping distances to customers and increase units per shipment.

Increasing our active customer base. In addition to expanding our supply of offers, we are increasing our marketing investments in order to secure new customers and drive additional growth. Our online marketing campaigns are primarily focused on customer acquisition, customer retention and driving incremental sales. We are focusing our offline advertising activities on developing our brand strength and awareness.
Improving the customer experience. Our goal is to build marketplaces that our customers rely on to discover and save on amazing things to eat, see, do , buy and where to travel. We believe that the customer experience will improve by growing the supply of active deals available through our marketplaces, continuing to invest in our mobile technology and by creating a frictionless experience for our customers and merchants.

Following our transition from primarily a "push" business model that generated demand by emailing offers to customers to more of a demand fulfillment, or "pull," model that enables customers to search for goods and services on our websites and mobile applications, we continue to build our marketplaces and expand our supply of offers. We have increased our average active deal counts from approximately 1,000 deals available worldwide at the time of our initial public offering in November 2011 to approximately 650,000 deals available worldwide as of the end of the fourth quarter of 2015. By continuing to develop and expand our marketplaces and improve the search functionality of our websites and mobile applications, we seek to seamlessly connect our customers with great deals on local merchant offerings, merchandise and travel.
Investments in our mobile technology enable us to provide customers with new and innovative ways to discover our deal offerings across our platforms through browse, search, location, proximity, personalization, and relevance, among others. Given the increasing quantity of offers on our platforms, we believe that advances in connecting our customers to our deal offerings will lead to higher conversion and overall strong customer satisfaction. Additionally, we believe that improving our mobile technology will help us capitalize on the growing trend of consumers making purchases through smartphones, tablets, and other mobile devices. In the fourth quarter of 2015, over 55% of our global transactions were completed on mobile devices and over 120 million people have downloaded our mobile applications worldwide as of December 31, 2015.
As we continue to build our marketplaces, we want our customers to have a superior, frictionless experience every time they use our product whether finding, booking, buying or redeeming an offer. For merchants, this includes providing capabilities to manage demand for their goods and services and improving their ability to acquire customers. For consumers, this includes easily finding offers and accessing features such as booking and takeout and delivery that augment the overall experience, as well as seamlessly purchasing and redeeming offers.
Our Business

We earn revenue from transactions where we act as a marketing agent by selling vouchers through our online local marketplaces that can be redeemed for goods or services with a third party merchant. Our third party revenue from those transactions is reported on a net basis as the purchase price received from the customer for the voucher less an agreed upon portion of the purchase price paid to the featured merchant. We also earn revenue by selling merchandise inventory directly to customers through our online marketplaces. Our direct revenue from those transactions is the purchase price received from the customer.
Our business model has evolved in recent years from primarily an email-based "push" model with a limited number of deals offered at any given time to more extensive online "pull" marketplaces, where customers can come to Groupon's websites and mobile applications to search and browse for deals on goods and services. We also publish ratings and helpful tips from customers to highlight the unique aspects of local merchants, including merchants that have not offered deals through our marketplaces.
We offer goods and services through our online local marketplaces in three primary categories: Local, Goods and Travel. Collectively, Local and Travel comprise our "Services" offerings and Goods, which we also refer to as "Shopping," reflects our product offerings.

Local. Our Local category includes offerings from local and national merchants, as well as local events. Local also includes other revenue sources such as commission revenue, payment processing revenue and advertising revenue, as these revenue sources are primarily generated through our relationships with local and national merchants. Our local offerings comprise multiple subcategories, including food and drink, events and activities, beauty and spa, health and fitness, home and garden and automotive. In the United States, customers can book reservations at selected restaurants through our website and mobile applications. National merchants also have used our marketplaces as an alternative to traditional marketing and brand advertising. Although our business today is weighted toward deals from local merchants, we continue to feature national deals to build our brand awareness, acquire new customers and generate additional revenue. In 2015, we acquired OrderUp, Inc. ("OrderUp"), in order to expand our local offerings in the food ordering and delivery sector and enhance related technology capabilities. In addition to local and national deals, through our Coupons offering we give customers the ability to access digital coupons from thousands of retailers. Additionally, GrouponLive is a partnership with LiveNation through which Groupon offers deals on concerts, sports, theater and other live entertainment events.

Goods. Our Goods category offers customers the ability to find deals on merchandise across multiple product lines, including electronics, sporting goods, jewelry, toys, household items and apparel. As the Goods category continues to grow, we expect that we will continue to add new brands to our platform in order to expand our offerings.

In our Goods category, we earn direct revenue from transactions in which we sell merchandise inventory, directly to customers, as well as third party revenue from transactions in which we act as a marketing agent and sell vouchers that can be redeemed for products with a third party merchant. Goods transactions in our North America and EMEA segments are primarily direct revenue deals. Goods transactions in our Rest of World segment are primarily third party revenue deals.

Travel. Through our Travel category, we feature travel offers at both discounted and market rates, including hotels, airfare and package deals covering both domestic and international travel. For many of our travel deals, the customer must contact the merchant directly to make a travel reservation after purchasing a travel voucher from us. However, for some of our hotel deals, customers make room reservations directly through our websites.

Distribution
Our customers access our online local commerce marketplaces through our websites, which primarily consist of localized groupon.com sites in countries throughout the world, and through our mobile applications. We use a variety of marketing channels to direct customers to the deal offerings available through these marketplaces, as described in the "Marketing" section below.

Consumers are increasingly accessing our deals through our mobile applications, as well as through mobile browsers. These applications enable consumers to browse, purchase, manage and redeem deals on their mobile devices. In addition, in many of our markets, consumers have a "Nearby" tab, which shows the deals that are closest to the consumer's location. In the fourth quarter of 2015, over 55% of our global transactions were completed on mobile devices.

Marketing
We primarily use marketing to acquire customers and promote awareness of our marketplaces and the services and product offerings available through those marketplaces. Consequently, marketing is an important part of our growth strategy and remains a key element of our business operations. Our marketing spend increased, both in absolute dollars and as a percentage of revenue, during the year ended December 31, 2015, as compared to the prior year. Additionally, we intend to significantly increase marketing expense in future periods in connection with our efforts to accelerate customer growth.

We use a variety of marketing channels to make customers aware of the deal offerings on our mobile and web platforms, including search engines, through search engine optimization ("SEO") and marketing ("SEM"), email, affiliate channels, display advertising, and, to a lesser extent, offline marketing.

Search engines. Customers can access our deal offerings indirectly through third party search engines. We use SEO and SEM to increase the visibility of our offerings in web search results.

Email. In North America and most of our international markets, we use targeting technology to determine which deal offerings to communicate to our email subscribers based on their locations and personal preferences. A subscriber who clicks on a deal offering within an email is directed to our website or mobile application to learn more about the deal and make a purchase.

Affiliate channels. We have an affiliate program that utilizes third parties to promote our deal offerings online. Affiliates earn commissions when customers access our deal offerings through links on their websites and make purchases on our platform. We expect to continue to leverage affiliate relationships to extend the distribution of our deals to a broad base of potential customers.

Other. We publish deals through various social networks and adapt our notifications to the particular format of each of these social networking platforms. Our websites and mobile application interfaces enable consumers to push notifications of our deals to their personal social networks. In addition to social networks, we promote our deals using display advertising on websites. To a lesser extent, we also use radio and television advertising.

Our marketing activities also include elements that are not presented as "Marketing" on our consolidated statements of operations, such as order discounts and free shipping on qualifying merchandise sales.

Sales and Operations
Our sales force consists of approximately 4,000 merchant sales representatives and sales support staff, who build merchant relationships and provide local expertise. Our North American merchant sales representatives and support staff are primarily based in our offices in Chicago and Phoenix, and our international merchant sales representatives and support staff are based in their respective local offices. Our global sales and sales support headcount by segment as of December 31, 2015 was as follows:

North America	1,347
EMEA	1,643
Rest of World	1,002
Total	3,992
Other key operational functions include deal managers, editorial, merchant services, customer service, technology, merchandising and logistics. Deal managers work with sales teams to optimize deal structure and pricing, as well as manage the category, discount and geographic mix of deals in their respective markets. Our editorial department is responsible for creating the written and visual content on the deals we offer. Merchant services representatives work with merchants to plan for increased customer traffic before a deal is offered and serve as an ongoing point of contact for the merchant over the term of a deal. Our customer service department is responsible for answering questions received via phone, email and on public discussion boards regarding purchases, shipping status, returns and other areas of customer inquiry. Our technology team is focused on the design and development of new features and products, maintenance of our websites and development and maintenance of our internal systems. Merchandising and logistics personnel are responsible for managing inventory and the flow of products from suppliers to our customers.

Our websites are hosted at a U.S. data center in Santa Clara, California and international data centers in Asia and Europe. Our data centers host our public-facing websites and applications, as well as our back-end business intelligence systems. We employ security practices to protect and maintain the systems located at our data centers. We have invested in intrusion and anomaly detection tools to try to recognize intrusions to our websites. We engage independent third-party Internet security firms to regularly test the security of our websites and identify vulnerabilities. In financial transactions with customers conducted on our websites and mobile applications, we use data encryption protocols to secure information while in transit. See "Risk Factors" for additional information relating to cyber threats.

Competition
Our business is rapidly evolving and we face competition from a variety of current and potential competitors. Some of our competitors offer deals as an add-on to their core business, and others have adopted a business model similar to ours. In addition, our Goods business competes with other e-commerce marketplaces and traditional retailers. As we expand our business into additional categories and subcategories, we will compete with online and offline merchants offering similar products and services. For example, we have recently begun to compete with businesses that offer restaurant takeout and delivery services. In addition, we compete with online advertising platforms, traditional offline coupon and discount services, and other offline advertising businesses. We believe the principal competitive factors in our markets include the following:

•	size of active customer base and breadth of merchant relationships;

•	mobile penetration;

•	understanding of local business trends;

•	ability to structure deals to generate positive return on investment for merchants;

•	ability to generate large volumes of sales in our Goods and Travel categories; and

•	strength and recognition of brand.
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

Seasonality
We believe that some of our offerings experience seasonal buying patterns mirroring that of the larger consumer retail and e-commerce markets, where demand declines during customary summer vacation periods and increases during the fourth quarter holiday season. We believe that this seasonality pattern has affected, and will continue to affect, our business and quarterly sequential revenue growth rates. We recognized 29.4%, 29.0% and 29.9% of our annual revenue during the fourth quarter of 2015, 2014 and 2013, respectively.

Regulation

    We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. Additionally, these laws and regulations may be interpreted differently across domestic and foreign jurisdictions. As a company in a relatively new and rapidly innovating industry, we are exposed to the risk that many of these laws may evolve or be interpreted by regulators or in the courts in ways that could materially affect our business. These laws and regulations may involve taxation, unclaimed property, intellectual property, product liability, travel, distribution, electronic contracts and other communications, competition, consumer protection, the provision of various online payment services, employee, merchant and customer privacy and data security or other areas.

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

Various U.S. laws and regulations, such as the Bank Secrecy Act of 1970 (the "Bank Secrecy Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the USA PATRIOT Act and the CARD Act impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. These laws and regulations broadly define financial institutions to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value. Requirements imposed on financial institutions under these laws include customer identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations.
Intellectual Property
We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.
                In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, trade dress, domain names and patents to protect our intellectual property.  Groupon and its related entities own a number of trademarks and servicemarks registered or pending in the United States and internationally.  In addition, we own a number of issued patents and pending patent applications in the United States and internationally and own and have applied for copyright registrations.
                Circumstances outside our control could pose a threat to our intellectual property rights and the efforts we have taken to protect our proprietary rights may not be sufficient or effective or deter independent development of equivalent or superior intellectual property rights by others. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.
                Companies in the Internet, technology and other industries may own large numbers of patents, copyrights and trademarks or other intellectual property rights and may request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We are currently subject to, and expect to face in the future, lawsuits and allegations that we have infringed the intellectual property rights of third parties. As as our business grows, we will likely face more claims of infringement, and may experience an adverse result which could impact our business and/or our operating results.

We have received in the past, and we anticipate we will receive in the future, communications alleging that items offered or sold through our website infringe third party copyrights, trademarks and trade names or other intellectual property rights or that we have otherwise infringed third parties’ past, current or future intellectual property rights. We may be unable to prevent third parties from offering and selling unlawful goods, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by third parties through our website. We may implement measures in an effort to protect against these potential liabilities that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business.

Employees
    As of December 31, 2015, there were 3,846 employees in our North America segment, consisting of 1,347 sales representatives and 2,499 corporate, operational and customer service representatives, 3,159 employees in our EMEA segment, consisting of 1,643 sales representatives and 1,516 corporate, operational and customer service representatives, and 2,867 employees in our Rest of World segment, consisting of 1,002 sales representatives and 1,865 corporate, operational and customer service representatives.
Executive Officers
The following table sets forth information about our executive officers:

Name	Age	Position

Rich Williams	40	Chief Executive Officer and Director
Brian Kayman	52	Interim Chief Financial Officer
Dane Drobny	48	General Counsel and Corporate Secretary
Brian Stevens	41	Chief Accounting Officer
Rich Williams has served as our Chief Executive Officer and member of the Board of Directors since November 2015. Prior to this role, Mr. Williams served as our Chief Operating Officer since June 2015 and President of North America since October 2014. He joined the Company in June 2011 as Senior Vice President of Marketing. Prior to joining Groupon, Mr. Williams served in a variety of marketing leadership roles at Amazon.com, Inc. (NASDAQ: AMZN) from January 2008 to June 2011, most recently as the Director, Paid Traffic leading global advertising. Prior to joining Amazon, he spent nearly seven years in sales and marketing leadership roles at Experian plc (LSE: EXPN), a global information services company.
Brian Kayman has served as our Interim Chief Financial Officer since June 2015. Prior to this role, Mr. Kayman served as the Company’s Vice President, Tax since 2012 and Treasurer since April 2013. Prior to joining Groupon, Mr. Kayman previously served as an active principal at Miller Cooper & Co., Ltd. from 2004 to 2012, a partner at Deloitte & Touche LLP from 2002 to 2004 and spent approximately 14 years as a certified public accountant at Arthur Andersen, most recently as a partner.
Dane Drobny has served as our General Counsel and Corporate Secretary since July 2014.  Prior to joining Groupon, Mr. Drobny was Senior Vice President, General Counsel and Corporate Secretary at Sears Holdings Corporation (NASDAQ: SHLD) from May 2010 to June 2014. Prior to joining Sears Holdings, he spent 17 years at the international law firm of Winston & Strawn LLP, most recently as a partner.
Brian Stevens has served as our Chief Accounting Officer since September 2012. Prior to joining Groupon, Mr. Stevens spent 16 years with KPMG LLP, most recently as a partner. Mr. Stevens spent five years in KPMG's Department of Professional Practice and was a practice fellow at the Financial Accounting Standards Board from 2006 to 2008. Mr. Stevens is a member of the American Institute of Certified Public Accountants and serves on its Financial Reporting Executive Committee (FinREC).
Available Information
The Company electronically files reports with the SEC. The public may read and copy any materials the Company has filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company's website (www.groupon.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests them. The Company's Code of Conduct, Corporate Governance Guidelines and committee charters are also posted on the site. The Company uses its Investor Relations website (investor.groupon.com) and its blog (https://www.groupon.com/blog) as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD.  Information contained on our website and blog is not a part of this Annual Report on Form 10-K.
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

Our revenue and operating results may continue to vary from quarter to quarter due to seasonality and other reasons such as the rapidly evolving nature of our business. We believe that our revenue growth and ability to achieve and maintain profitability will depend, among other factors, on our ability to:

•	acquire new customers and retain existing customers;

•	attract new merchants and retain existing merchants who wish to offer deals through the sale of Groupons;

•	effectively address and respond to challenges in international markets;

•	expand the number, variety and relevance of products and deals we offer, particularly as we attempt to build a more complete local marketplace;

•	achieve additional mobile adoption to capitalize on customers' continued shift toward mobile device usage;

•	increase the awareness of our brand domestically and internationally;

•	successfully achieve the anticipated benefits of business combinations or acquisitions, strategic investments and restructuring activities;

•	provide a superior customer service experience for our customers and merchants;

•	avoid interruptions to our services, including as a result of cybersecurity breaches;

•	respond to changes in consumer and merchant access to and use of the Internet and mobile devices;

•	react to challenges from existing and new competitors; and

•	respond to seasonal changes in supply and demand.
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
Our strategy to grow our marketplaces may not be successful and may expose us to additional risks.
One of our key objectives is to expand upon our traditional daily deals business by building out more extensive local commerce marketplaces. This strategy has required us to devote significant resources to attracting and retaining merchants who are willing to run deals on a continuous basis with us in order to build a significant inventory for our customers, as well as continuing management focus and attention. We have accepted, and expect to continue to accept, a lower portion of the gross billings from some of our merchants as we expand our marketplaces. In addition, we are continuously refining our process for presenting the most relevant deals to our customers based on their personal preferences and location. We also recently announced an initiative to de-emphasize lower margin product offerings in our Goods category. If we are not successful in achieving these objectives, our business, financial position and results of operations could be harmed.
Our international operations are subject to increased challenges, and our inability to adapt to the varied commercial and regulatory landscapes of our international markets may adversely affect our business.
Our ability to continue to grow our business in our international markets requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We are subject to risks of doing business internationally, including the following:

•	our ability to maintain merchant and customer satisfaction such that our marketplace will continue to attract high quality merchants;

•	our ability to successfully respond to macroeconomic challenges, including by optimizing our deal mix to take into account consumer preferences at a particular point in time;

•	political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, labor unrest, violence and outbreaks of war);

•	currency exchange rate fluctuations;

•	strong local competitors, many of whom have been in the market longer than we have or have greater resources in the local market;

•
different regulatory or other legal requirements, including regulation of gift cards and coupon terms, Internet services, professional selling, distance selling, bulk emailing, privacy and data protection, cybersecurity, business licenses and certifications, the types of services we may offer, banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, cause unanticipated compliance expenses or limit our ability to enforce contractual obligations;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks and electronic funds transfer systems;

•	different employee/employer relationships and the existence of workers' councils and labor unions;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language barriers and cultural differences;

•	shorter payment cycles and greater problems in collecting accounts receivable;

•	higher Internet service provider costs;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency; and

•	differing intellectual property laws.
We are subject to complex foreign and U.S. laws and regulations that apply to our international operations, including data privacy and protection requirements, the Foreign Corrupt Practices Act, the UK Anti-Bribery Act and similar local laws prohibiting certain payments to government officials, banking and payment processing regulations, and anti-competition regulations, among others. The cost of complying with these various, and sometimes conflicting, laws and regulations is substantial. We have implemented policies and procedures to ensure compliance with these laws and regulations, however, we cannot ensure that our employees, contractors, or agents will not violate our policies. Changing laws, regulations and enforcement actions in the United States and throughout the world could harm our business. If commercial and regulatory constraints in our international markets restrict our ability to conduct our operations or execute our strategic plan, our business may be adversely affected.
Our financial results may be adversely affected if we are unable to execute on our marketing strategy.
Our marketing strategy is primarily focused on customer acquisition, activation and conversion and mobile application downloads, as well as increasing awareness of our brand, including our online marketplaces. We increased our marketing expense to $254.3 million during 2015 as compared to $242.0 million during 2014. We intend to continue this increased marketing investment in 2016, which will focus primarily on new customer acquisition. If any of our assumptions regarding our marketing activities and strategies prove incorrect, our ability to generate profits from our investments may be less than we anticipated. In such case, we may need to increase expenditures or otherwise alter our strategy and our results of operations could be negatively impacted.
If we fail to retain our existing customers or acquire new customers, our revenue and business will be harmed.
We must continue to retain and acquire customers that make purchases on our platform in order to increase revenue and achieve consistent profitability. As our customer base continues to evolve, the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the loss of existing customers and the costs associated with acquiring and retaining customers. If customers do not perceive our offerings to be attractive or if we fail to introduce new and more relevant deals or increase awareness of our marketplaces, we may not be able to retain or acquire customers at levels necessary to grow our business and profitability. If we are unable to acquire new customers in numbers sufficient to grow our business and offset the number of existing active customers that have ceased to make purchases, our revenue may decrease and our operating results may be adversely affected.
Our future success depends upon our ability to attract and retain high quality merchants.
We must continue to attract and retain high quality merchants in order to increase revenue and profitability. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms through our marketplaces and provide our customers with a good experience. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. Currently, when a merchant works with us to offer a deal for its products or services, it receives an agreed-upon portion of the total proceeds from each voucher sold and we retain the rest. If merchants decide that utilizing our services no longer provides an effective means of attracting new customers or selling their goods and services, they may stop working with us or require a higher portion of the total proceeds from each voucher or product sold. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new customers. If competitors engage in group buying initiatives in which merchants receive a higher portion of the purchase price than we currently offer, or if we target merchants who will only agree to run deals if they receive a higher portion of the proceeds, we may receive a lower portion of the gross billings on deals offered through our marketplaces. In addition, we may experience attrition in our merchants in the ordinary course of business resulting from several factors, including losses to competitors and merchant closures or bankruptcies. If we are unable to attract new and retain high quality merchants in numbers sufficient to grow our business, or if merchants are unwilling to offer products or services with compelling terms through our marketplaces or offer favorable payment terms to us, our operating results may be adversely affected.
We may be subject to breaches of our information technology systems, which could harm our relationships with our customers and merchants, subject us to negative publicity and litigation, and cause substantial harm to our business.
In operating a global online business, we and our third party service providers maintain significant proprietary information and manage large amounts of personal data and confidential information about our employees, customers and merchants.  Because of our high profile and the number of customer records we maintain, we and the third party providers are at an increased risk of a security breach, whether through cyber-attack or cyber intrusion via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, or other significant disruption of our information technology networks and related systems.
Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale, the large number of transactions that we process, our payment processing, our expanded geographic footprint and international presence, our use of open source software and technologies, the outsourcing of some of our business operations and continued threats of cyber-attacks.  Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access are a high priority for us, this may not successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures.  In addition, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose sensitive information in order to gain access to our secure systems and networks.
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
We had an accumulated deficit of $901.3 million as of December 31, 2015. We anticipate that our financial results will be negatively impacted as we continue to invest in our growth, by increasing our marketing spending and accepting a lower portion of the proceeds from our deals, as we attempt to increase our active customer base and add more merchants to our marketplaces. Our expansion efforts may prove more difficult than we currently anticipate, and we may not succeed in realizing the benefits of these efforts in a short time frame, or at all. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue, as well as any changes in our mix of sales between our higher and lower margin categories, could prevent us from attaining or increasing, or could reduce, our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
We operate in a highly competitive industry with relatively low barriers to entry and must compete successfully in order to grow our business.
We expect competition in e-commerce generally, and group buying in particular, to continue to increase. A substantial number of group buying sites that attempt to replicate our business model are operating around the world. In addition to such competitors, we expect increased competition from other large businesses who offer deals similar to ours as an add-on to their core business. We also expect to compete against other Internet sites and mobile applications that serve niche markets and interests. In some of our categories, such as goods, travel and entertainment, we compete against much larger companies who have more resources and significantly greater scale. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.
We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:

•	the size and composition of our customer base and the number of merchants we feature;

•	mobile penetration;

•	understanding local business trends;

•	ability to structure deals to generate positive return on investment for merchants;

•	the timing and market acceptance of deals we offer, including the developments and enhancements to those deals offered by us or our competitors;

•	customer and merchant service and support efforts;

•	selling and marketing efforts;

•	ease of use, performance, price and reliability of services offered either by us or our competitors;

•	our ability to generate large volumes of sales, particularly with respect to goods and travel deals;

•	our ability to cost-effectively manage our operations; and

•	our reputation and brand strength relative to our competitors.
Many of our current and potential competitors have longer operating histories, greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their customer bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could attract customers away from our websites and mobile applications, reduce our market share and adversely impact our gross margins. In addition, we are dependent on some of our existing or potential competitors for display advertisements and other marketing initiatives to acquire new customers. Our ability to utilize their platforms to acquire new customers may be adversely affected if they choose to compete more directly with us or prevent us from using their services.
Our operating cash flow and results of operations could be adversely impacted if we change our merchant payment terms or our revenue does not grow.
Our merchant payment terms and revenue growth have historically provided us with operating cash flow to fund our working capital needs. Our merchant arrangements are generally structured such that we collect cash up front when our customers purchase vouchers or products and we make payments to merchants at a subsequent date, either on a fixed schedule or upon redemption by customers. We currently pay merchants upon redemption for many deals in our international markets, but we may continue to move toward offering payments on a fixed schedule in those markets.
We have used the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer merchants more favorable or accelerated payment terms or our revenue does not grow in the future, our operating cash flow and results of operations could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
Our success is dependent upon our ability to provide a superior mobile experience for our customers, and our customers' continued ability to access our offerings through mobile devices.
In the fourth quarter of 2015, over 55% of our global transactions were completed on mobile devices. Additionally, over 120 million people have downloaded our mobile applications worldwide as of December 31, 2015. In order to continue to grow our mobile transactions, it is critical that our applications are compatible with a range of mobile technologies, systems, networks and standards. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices or use mobile devices that do not offer access to our mobile applications or if we fail to develop applications with adequate functionality on a wide range of mobile devices.
Our business depends on our ability to maintain and scale the network infrastructure necessary to send our emails and operate our websites, mobile applications and transaction processing systems, and any significant disruption in service on our email network infrastructure, websites, mobile applications or transaction processing systems could result in a loss of subscribers, customers or merchants.
Customers access our marketplaces through our websites and mobile applications, as well as via emails that are often targeted by location, purchase history and personal preferences. Customers can also access our deal offerings indirectly through third party search engines. Our reputation and ability to acquire, retain and serve our current customers and potential customers are dependent upon the reliable performance of our websites, mobile applications, email delivery and transaction processing systems and the underlying network infrastructure. As our customer base and the amount of information shared on our websites and mobile applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure to handle the traffic on our websites and mobile applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our subscriber base or the amount of traffic and transactions on our websites and mobile applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or otherwise (including spam filters preventing emails from reaching current and potential customers), could affect the security or availability of our websites and applications, and prevent our customers from accessing our services. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures or a prolonged disruption in the availability of a significant search engine, we could lose current and potential customers and merchants, which could harm our operating results and financial condition.
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
If our emails are not delivered and accepted, or are routed by email providers less favorably than other emails, our business may be substantially harmed.
If email providers implement new or more restrictive email delivery policies it may become more difficult to deliver emails to our customers. For example, certain email providers, including Google, categorize our emails as "promotional," and these emails are directed to an alternate, and less readily accessible, section of a customer's inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to customers in a manner compatible with email providers’

email handling or authentication technologies, our ability to contact customers through email could be significantly restricted. In addition, if we are placed on "spam" lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed.
We purchase and sell some products from indirect suppliers, which increases our risk of litigation and other losses.
We source merchandise both directly from brand owners and indirectly from retailers and third party distributors, and we often take title to the goods before we offer them for sale to our customers.  Further, some brand owners, retailers and third party distributors may be unwilling to offer products for sale on the Internet or through Groupon in particular, which could have an adverse impact on our ability to source and offer popular products. By selling merchandise sourced from parties other than the brand owners, we are subject to an increased risk that the merchandise may be damaged or unauthentic, which could result in potential liability under applicable laws, regulations, agreements and orders, and increase the amount of returned merchandise. In addition, brand owners may take legal action against us. Even if we prevail, any such legal action could result in costly litigation, generate adverse publicity for us, and have a material adverse impact on our business, financial condition and results of operations. Further, in any such matter, we may not be entitled to indemnification from our supplier, or able to effectively enforce the supplier’s contractual indemnification obligations.
We may be subject to product liability claims if people or property are harmed by the products we sell.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Certain third parties also sell products using our e-commerce platform that may increase our exposure to product liability claims, such as if these sellers do not have sufficient protection from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability or we may not be able to effectively enforce our contractual indemnification rights.

We are subject to inventory management and order fulfillment risks as a result of our Goods category.

We purchase a majority of the merchandise that we offer for sale to our customers. The demand for products can change for a variety of reasons, including customer preference, quality, seasonality, and customers' perception of the value of purchasing the product through us. In addition, we have a limited historical basis upon which to predict customer demand for the products. If we are unable to adequately predict customer demand and efficiently manage our inventory, we could have either an excess or a shortage of inventory, either of which would have a material adverse effect on our business.
It is important that we fulfill orders on a timely, efficient and cost-effective basis.  Many other online retailers have significantly larger inventory balances and therefore are able to rely on past experience and economies of scale to optimize their order fulfillment. Because we rely on third party logistics providers for much of our order fulfillment and delivery, many parts of our supply chain are outside our control. Delays or inefficiencies in our processes, or those of our third party logistics providers, could subject us to additional costs, as well as customer dissatisfaction, which would adversely affect our business. Additionally, we assume the risks of inventory damage, theft and obsolescence, as well as risks of price erosion for these products. These risks are especially significant because some of the merchandise we sell is characterized by seasonal trends, fashion trends, obsolescence and price erosion and because we sometimes make large purchases of particular types of inventory. Our success will depend on our ability to sell our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and other costs. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.
The integration of our international operations with our North American technology platform may result in business interruptions.
We currently use a common technology platform in our North America segment to operate our business. We have substantially implemented this platform in most EMEA counties and are in the process of introducing this platform to the countries in our Rest of World segment. Such changes to our technology platform and related software carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of this process, it could have a material adverse effect on our business, financial position and results of operations.
We are involved in pending litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.

We are involved in litigation regarding, among other matters, patent, consumer, securities and employment issues. Litigation can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional information regarding these and other lawsuits in which we are involved, see Note 10, "Commitments and Contingencies," to the consolidated financial statements.
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
Our standard agreements with merchants generally limit the time period during which we may seek reimbursement for customer refunds or claims. Our customers may make claims for refunds with respect to which we are unable to seek reimbursement from merchants. Our inability to seek reimbursement from merchants for refund claims could have an adverse effect on our liquidity and profitability.
The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future could harm our business.
In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical and sales positions. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to our success, and competition for experienced and well qualified employees can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and share-based compensation. Our primary form of share-based incentive award is restricted stock units. If the anticipated value of such share-based incentive awards does not materialize, if our share-based compensation otherwise ceases to be viewed as a valuable benefit or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.
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

In the third quarter of 2015, our Board of Directors approved a restructuring plan relating primarily to workforce reductions in our international operations. In addition to the workforce reductions in our ongoing markets, we ceased operations in six countries within our Rest of World segment and seven countries within our EMEA segment during 2015 in connection with the restructuring plan. We expect this plan to be substantially complete by September 2016. The implementation of the restructuring plan, including the impact of workforce reductions, could be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, create issues relating to data retention and access to our data or systems and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete the restructuring plan and achieve the anticipated benefits from the plan within the expected time frame or at all is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, following completion of the restructuring plan, our business may not be more efficient or effective than prior to implementation of the plan.

Acquisitions, dispositions, joint ventures and strategic investments could result in operating difficulties, dilution and other consequences.

We routinely evaluate and consider a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and minority investments. The pursuit and consummation of such transactions can result in operating difficulties, dilution, management distraction and other potentially adverse consequences. We have in the past acquired and divested a number of companies and may complete additional transactions in the future. In particular, as previously announced we continue to explore strategic alternatives in our international business to streamline our operations and reduce our geographic footprint.
Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, valuation of the acquired business and integration risks such as difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems and exposure to unknown or unforeseen liabilities of acquired companies. In addition, the integration of an acquisition could divert management's time and the Company's resources. If we pay for an acquisition or a minority investment in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock it could be dilutive to our stockholders. Additionally, we do not have the ability to exert control over our minority investments, and therefore we are dependent on others in order to realize their potential benefits. Dispositions and attempted dispositions also involve significant risks and uncertainties, such as the risk of destabilizing the applicable operations or the loss of key personnel, as well as uncertainties with respect to the separation of disposed operations, the terms and timing of any dispositions and the ability to obtain necessary governmental or regulatory approvals. Further, we may be unable to successfully complete potential strategic transactions on a timely basis or at all, or we may not realize the anticipated benefits of any of our strategic transactions in the time frame expected or at all.

We may not have the ability to exert control over our minority investments, and therefore we are dependent on others in order to realize their potential benefits.

We currently hold non-controlling minority investments in Monster Holdings LP ("Monster LP"), GroupMax Pte Ltd. ("GroupMax") and other entities and we may make additional strategic minority investments in the future. Such minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the investments. Our partners in these investments may have business goals and interests that are not aligned with ours, or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with our partners, all of which could have a material adverse impact on our reputation, business, financial condition and results of operations.

Both Monster LP and GroupMax have been pursuing growth strategies in which they are spending significantly on marketing and offering customer incentives that frequently result in low or negative margins. Those strategies, which are consistent with the business plans contemplated at the time Monster LP and GroupMax received third party investments in May 2015 and August 2015, respectively, have generated significant operating losses and negative cash flows as the entities build their respective active customer bases. If Monster LP or GroupMax seek additional financing in order to fund their growth strategies, such financing transactions may result in dilution of our ownership stakes and they may occur at lower valuations than the investment transactions in 2015, which could significantly decrease the fair values of our investments in those entities. Additionally, if they are unable to obtain any such financing, those entities could need to significantly reduce their spending and use of customer incentives in order to fund their operations. Such actions likely would result in reduced growth forecasts, which also could significantly decrease the fair values of our investments in those entities.

We may be subject to additional unexpected regulation which could increase our costs or otherwise harm our business.

The application of certain laws and regulations to Groupons, as a new product category, is uncertain. These include laws and regulations such as the CARD Act, and, in certain instances, potentially unclaimed and abandoned property laws. In addition, from time to time, we may be notified of additional, or developments in existing, laws and regulations which governmental organizations or others may claim should be applicable to our business. If we are required to alter our business practices as a result of any laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, judgments or settlements could adversely impact our profitability. To the extent that we expand into new lines of business and new geographies, we will become subject to additional laws and regulations.
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

The tax laws applicable to our domestic and international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. In addition, there are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefits, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation and changes in the relevant tax, accounting and other laws, regulations, administrative practices, principles and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and a number of other countries are actively considering changes in this regard. Developments in an audit, litigation or the relevant laws, regulations, administrative practices, principles and interpretations could have a material effect on our financial position, operating results and cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

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
The current administration continues to make public statements indicating that it has made international tax reform a priority, and members of the U.S. Congress have conducted hearings and proposed a wide variety of potential changes. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we currently maintain outside of the United States. Due to the large scale of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.
The implementation of the CARD Act and similar state and foreign laws may harm our business and results of operations.
It is not clear at this time, but Groupons may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, and state laws governing gift cards, stored value cards and coupons. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if our vouchers are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the Groupon, or the promotional value, which is the add-on value of the Groupon in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the Groupon was issued; (ii) the Groupon's stated expiration date (if any); or (iii) a later date provided by applicable state law. We and several merchants are currently defendants in purported class action litigation that has been filed in federal and state court claiming that our vouchers are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing Groupons with expiration dates and other restrictions. In the event that it is determined that Groupons are subject to the CARD Act or any similar state or foreign law or regulation, and are not within various exemptions that may be available under the CARD Act or under some of the various state or foreign jurisdictions, our liabilities with respect to unredeemed Groupons may be materially higher than the amounts shown in our financial statements and we may be subject to additional fines and penalties. In addition, if federal or state laws require that the face value of Groupons have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue Groupons in jurisdictions where these laws apply.
If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed Groupons, our results of operations could be materially and adversely affected.
In certain states and foreign jurisdictions, Groupons may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and record-keeping obligations. We do not remit any amounts relating to unredeemed vouchers based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to Groupons is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with customers and merchants and our role as it relates to the issuance and delivery of a Groupon. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to Groupons, or if the estimates that we use in projecting the likelihood of Groupons being redeemed prove to be inaccurate, our liabilities with respect to unredeemed Groupons may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed vouchers, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our results of operations.
Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. The application of existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet is not clear as the vast majority of these laws were adopted prior to the advent and do not contemplate or address the unique issues raised by the Internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block our emails or access to our websites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our revenue as anticipated.

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
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, there have been recent Congressional hearings and increased attention relating to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. Several Internet companies have incurred substantial penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of subscribers or merchants and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.
Misclassification or reclassification of our independent contractors or employees could increase our costs and adversely impact our business.

Our workers are classified as either employees or independent contractors, and if employees, as either exempt from overtime or non-exempt (and therefore overtime eligible). Regulatory authorities and private parties have recently asserted within several industries that some independent contractors, including those in the food ordering and delivery industry, should be classified as employees and that some exempt employees, including those in sales-related positions, should be classified as non-exempt based upon the applicable facts and circumstances and their interpretations of existing rules and regulations. If we are found to have misclassified employees as independent contractors or non-exempt employees as exempt, we could face penalties and have additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee overtime and benefits and tax withholdings. Legislative, judicial, or regulatory (including tax) authorities could also introduce proposals or assert interpretations of existing rules and regulations that would change the classification of a significant number of independent contractors doing business with us from independent contractor to employee and a significant number or exempt employees to non-exempt. A reclassification in either case could result in a significant increase in employment-related costs such as wages, benefits and taxes. The costs associated with employee classification, including any related regulatory action or litigation, could have a material adverse effect on our results of operations and our financial position.
We are exposed to potential legal claims based on the nature of our food ordering and delivery business.
We are exposed to potential legal claims relating to our food ordering and delivery business, including potential claims related to food offerings, delivery and quality. For example, third parties could assert legal claims against us in connection with personal injuries related to food poisoning or tampering or accidents caused by the delivery drivers or other injuries or harm caused by delivery drivers. Litigation can be expensive, time-consuming and disruptive to normal business operations, so if these types of claims arise, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We are subject to risks associated with information disseminated through our websites and mobile applications, including consumer data, content that is produced by our editorial staff and errors or omissions related to our product offerings. Such information, whether accurate or inaccurate, may result in our being sued by our merchants, subscribers or third parties and as a result our revenue and goodwill could be materially and adversely affected.
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
We are currently subject to third party claims that we infringe upon proprietary rights or trademarks and expect to be subject to additional claims in the future. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages by us. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of customers and merchants could be impaired and our business and operating results could be harmed.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the "Groupon" brand is critical to expanding our base of customers and merchants. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the "Groupon" brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to continue to provide reliable, trustworthy and high quality offerings on our online marketplaces, which we may not do successfully.
We receive a high degree of media coverage around the world. Unfavorable publicity or consumer perception of our websites, mobile applications, practices or service offerings, or the offerings of our merchants, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue and a negative impact on the number of merchants we feature and the size of our customer base, the loyalty of our customers and the number and variety of deals we offer each day. As a result, our business, financial condition and results of operations could be materially and adversely affected.
Our business may be subject to seasonal sales fluctuations which could result in volatility or have an adverse effect on the market price of our Class A common stock.
Our business has been and is expected to continue to be subject to sales seasonality. This seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our Class A common stock.
Failure to deal effectively with fraudulent transactions and customer disputes would increase our loss rate and harm our business.
Groupons are issued in the form of redeemable vouchers with unique identifiers. It is possible that consumers or other third parties will seek to create counterfeit vouchers in order to fraudulently purchase discounted goods and services from merchants. While we use advanced anti-fraud technologies, it is possible that criminals will attempt to circumvent our anti-fraud systems using increasingly sophisticated methods. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse customers and/or merchants for any funds stolen or revenue lost as a result of such breaches. Merchants could also request reimbursement, or stop offering goods or services on our marketplaces, if they are affected by buyer fraud or other types of fraud.
We may incur significant losses from fraud and counterfeit vouchers. We may incur losses from claims that the customer did not authorize a purchase, from credit card fraud, from merchant fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. If we were unable to accept credit cards for payment, we would suffer substantial reductions in revenue, which would cause our business to suffer. While we have taken measures to detect and reduce the risk of fraud, these measures need continual improvement and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.
We are subject to payments-related risks.
We accept payments using a variety of methods, including credit cards, debit cards and gift certificates. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business and operating results could be adversely affected.
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
When we process credit card payments for merchants, we may be subject to chargeback liability if merchants refuse or cannot reimburse chargebacks resolved in favor of their customers.

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
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value cards. Examples of anti-money laundering requirements imposed on financial institutions include subscriber identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the characteristics of Groupons and our role with respect to the distribution of Groupons to customers. However, the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act, recently proposed amendments to the scope and requirements for parties involved in stored value or prepaid access cards, including a proposed expansion of financial institutions to include sellers or issuers of prepaid access cards. In the event that this proposal is adopted as proposed, it is possible that a Groupon could be considered a financial product and that we could be a financial institution. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could adversely impact our operating results.
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
Our ability to raise capital in the future may be limited, which could prevent us from growing, and our existing credit agreement could restrict our business activities.
We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business.  In addition, we are party to a $250.0 million credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of August 1, 2014, as amended (the "Credit Agreement"). Our Credit Agreement contains financial and other covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our Credit Agreement. Furthermore, additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants that could further restrict our business activities or our ability to execute our strategic objectives and could reduce our profitability. If we cannot raise or borrow funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock is highly volatile.
Our Class A common stock began trading on the NASDAQ Global Select Market on November 4, 2011 and since that date has fluctuated significantly. We expect that the trading price of our stock will continue to be volatile due to variations in our operating results and also may change in response to other factors, including factors specific to technology and Internet commerce companies, many of which are beyond our control. Among the factors that could affect our stock price are:

•	our financial results;

•	any financial projections that we provide to the public, any changes in these projections or our failure for any reason to meet these projections or projections made by research analysts;

•	the number of shares of our Class A common stock that are available for sale;

•	the relative success of competitive products or services;

•	the public's response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation;

•	speculation about our business in the press or the investment community;

•	future sales of our Class A common stock by our significant stockholders, officers and directors;

•	announcements about our share repurchase program and purchases under the program;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our entry into new markets or exits from existing markets;

•	regulatory developments in the United States or foreign countries;

•	strategic acquisitions, joint ventures or restructurings announced or consummated by us or our competitors;

•	strategic dispositions of businesses or other assets announced or consummated by us; and

•	changes in accounting principles.
We expect the stock price volatility to continue for the foreseeable future as a result of these and other factors.
Purchases of shares of our Class A common stock pursuant to our share repurchase program may affect the value of our Class A common stock, and there can be no assurance that our share repurchase program will enhance shareholder value.

Pursuant to our publicly announced share repurchase program, we are authorized to repurchase up to $500.0 million of our outstanding Class A common stock through August 2017. The Company has approximately $156.8 million remaining under this authorization as of December 31, 2015. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time. Additionally, repurchases under our share repurchase program have and will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock has declined, and may continue to decline. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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
Our Class B common stock has 150 votes per share and our Class A common stock has one vote per share. As of February 9, 2016, our founders, Eric Lefkofsky, Bradley Keywell and Andrew Mason control 100% of our outstanding Class B common stock and Messrs. Keywell and Lefkofsky control approximately 22.6% of our outstanding Class A common stock, together representing approximately 52.1% of the voting power of our outstanding capital stock. Information about Mr. Mason's ownership of Class A common stock is not publicly available. Messrs. Lefkofsky, Keywell and Mason therefore have significant influence over management and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Although the Class B common stock held by our founders will convert automatically into shares of common stock on October 31, 2016, our founders may continue to have significant stock ownership and influence over corporate matters following such conversion. This concentrated control will limit stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
Increased sales of our common stock in the market following the conversion of our Class A common stock and Class B common stock into a single class of common stock, or the perception that those sales will occur, may adversely affect our stock price.

On October 31, 2016, all outstanding shares of our Class A common stock and Class B common stock will automatically convert into a single class of common stock.  The Class B common stock is currently held by our founders, Eric Lefkofsky, Bradley Keywell and Andrew Mason, and the Class B common stock contains restrictions on transfer.  There is currently no market for our Class B common stock.  Although following the conversion, the common stock that the Class B common stock converts into will constitute "restricted securities" under the Securities Act, if the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities will be freely tradeable on October 31, 2016.  Increased sales of our common stock in the market following the conversion, or the perception that those sales will occur, may adversely affect our stock price.

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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•
Our certificate of incorporation provides for a dual class common stock structure until October 31, 2016. As a result of this structure, our founders will have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that other stockholders may view as beneficial. Furthermore, following the conversion of our Class B common stock into shares of common stock, our founders may continue to have significant stock ownership and influence over these matters.

•
Our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors.

•
Special meetings of our stockholders may be called only by our Chairman of the Board, our Chief Executive Officer, our Board of Directors or holders of not less than the majority of our issued and outstanding capital stock. This limits the ability of minority stockholders to take certain actions without an annual meeting of stockholders.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS
None.
ITEM 2: PROPERTIES
As of December 31, 2015, the Company had leases for approximately 1.7 million square feet of space. Our corporate headquarters and principal executive offices are located in Chicago, Illinois. Other properties are located throughout the world and largely represent local operating facilities. We believe that our properties are in good condition and meet the needs of our business, and that suitable additional or alternative space will be available as needed to accommodate our business operations and future growth.

Description of Use	Segment	Square Feet	Various lease expirations through
Corporate offices	North America	657,000	December 2025
Corporate offices	EMEA	382,000	June 2024
Corporate offices	Rest of World	293,000	May 2025

Fulfillment and data centers	North America	337,000	August 2020
Fulfillment and data centers	EMEA	17,000	March 2019
Fulfillment and data centers	Rest of World	56,000	January 2018
ITEM 3: LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 10, "Commitments and Contingencies," to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
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

2014	High	Low
First Quarter	$12.42	$7.61
Second Quarter	$8.24	$5.18
Third Quarter	$7.28	$5.68
Fourth Quarter	$8.43	$5.72

2015	High	Low
First Quarter	$8.37	$6.75
Second Quarter	$7.54	$5.01
Third Quarter	$5.32	$3.21
Fourth Quarter	$4.05	$2.54
Holders
As of February 9, 2016, there were 173 holders of record of our Class A common stock and three holders of record of our Class B common stock. Each share of our Class A common stock is entitled to one vote per share. Each share of our Class B common stock is entitled to 150 votes per share and is convertible at any time into one share of Class A common stock. On October 31, 2016, all of our outstanding shares of Class A common stock and Class B common stock will convert into a single class of common stock.
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
Equity Compensation Plan Information
Information about the securities authorized for issuance under our compensation plans is incorporated by reference from the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
During the year ended December 31, 2015, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
In 2015, our Board of Directors approved a new share repurchase program, under which we are authorized to repurchase up to $500.0 million of our Class A common stock through August 2017. Prior to commencing repurchases under our existing share repurchase program, we completed our previously authorized two-year, $300.0 million share repurchase program. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. We will fund the repurchases through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so.
During the three months ended December 31, 2015, we purchased 35,326,954 shares of Class A common stock for an aggregate purchase price of $112.5 million (including fees and commissions) under the share repurchase program. A summary of our Class A common stock repurchases during the three months ended December 31, 2015 under the repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 1-31, 2015	11,029,500	$3.65	11,029,500	$228,794,354
November 1-30, 2015	12,236,296	$2.85	12,236,296	$194,095,422
December 1-31, 2015	12,061,158	$3.10	12,061,158	$156,808,218
Total	35,326,954	$3.18	35,326,954	$156,808,218
From the inception of our share repurchase programs in August 2013 through December 31, 2015, we have repurchased 128,468,165 shares of our Class A common stock for an aggregate purchase price of $645.0 million (including fees and commissions).
The following table provides information about purchases of shares of our Class A common stock during the three months ended December 31, 2015 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 1-31, 2015	526,057	$3.81	—	—
November 1-30, 2015	411,790	3.27	—	—
December 1-31, 2015	705,220	3.27	—	—
Total	1,643,067	$3.44	—	—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

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
The graph set forth below compares the cumulative total return on our class A common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq 100 Index, resulting from an initial investment of $100 in each and assuming the reinvestment of any dividends, based on closing prices on the last trading day of each year end period for 2011, 2012, 2013, 2014 and 2015.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data (1):
Revenue:
Third party and other	$1,372,533	$1,501,011	$1,654,654	$1,879,729	$1,589,604
Direct	1,746,983	1,541,112	919,001	454,743	20,826
Total revenue	3,119,516	3,042,123	2,573,655	2,334,472	1,610,430
Cost of revenue:
Third party and other	188,932	203,058	232,062	297,739	243,789
Direct	1,545,519	1,373,756	840,060	421,201	15,090
Total cost of revenue	1,734,451	1,576,814	1,072,122	718,940	258,879
Gross profit	1,385,065	1,465,309	1,501,533	1,615,532	1,351,551
Operating expenses:
Marketing	254,335	241,954	214,824	336,854	768,472
Selling, general and administrative	1,192,792	1,191,385	1,210,966	1,179,080	821,002
Restructuring charges	29,568	—	—	—	—
Gain on disposition of business	(13,710)	—	—	—	—
Acquisition-related expense (benefit), net	1,857	1,269	(11)	897	(4,537)
Total operating expenses	1,464,842	1,434,608	1,425,779	1,516,831	1,584,937
Income (loss) from operations	(79,777)	30,701	75,754	98,701	(233,386)
Other income (expense), net	(28,539)	(33,450)	(94,663)	(3,759)	(20,679)
Income (loss) from continuing operations before provision (benefit) for income taxes	(108,316)	(2,749)	(18,909)	94,942	(254,065)
Provision (benefit) for income taxes	(19,145)	15,724	70,037	145,973	43,697
Income (loss) from continuing operations	(89,171)	(18,473)	(88,946)	(51,031)	(297,762)
Income (loss) from discontinued operations, net of tax	122,850	(45,446)	—	—	—
Net income (loss)	33,679	(63,919)	(88,946)	(51,031)	(297,762)
Net (income) loss attributable to noncontrolling interests	(13,011)	(9,171)	(6,447)	(3,742)	18,335
Net income (loss) attributable to Groupon, Inc.	20,668	(73,090)	(95,393)	(54,773)	(279,427)
Redemption of preferred stock in excess of carrying value	—	—	—	—	(34,327)
Adjustment of redeemable noncontrolling interests to redemption value	—	—	—	(12,604)	(59,740)
Net income (loss) attributable to common stockholders	$20,668	$(73,090)	$(95,393)	$(67,377)	$(373,494)

Basic net income (loss) per share:
Continuing operations	$(0.16)	$(0.04)	$(0.14)	$(0.10)	$(1.03)
Discontinued operations	0.19	(0.07)	—	—	—
Basic net income (loss) per share	$0.03	$(0.11)	$(0.14)	$(0.10)	$(1.03)

Diluted net income (loss) per share:
Continuing operations	$(0.16)	$(0.04)	$(0.14)	$(0.10)	$(1.03)
Discontinued operations	0.19	(0.07)	—	—	—
Diluted net income (loss) per share	$0.03	$(0.11)	$(0.14)	$(0.10)	$(1.03)

Weighted average number of shares outstanding
Basic	650,106,225	674,832,393	663,910,194	650,214,119	362,261,324
Diluted	650,106,225	674,832,393	663,910,194	650,214,119	362,261,324

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents (1)	$853,362	$1,016,634	$1,240,472	$1,209,289	$1,122,935
Working capital (deficit) (2)	(128,283)	91,460	394,340	341,834	385,763
Total assets	1,796,264	2,227,597	2,042,010	2,031,474	1,774,476
Total long-term liabilities	122,152	169,055	142,550	120,932	78,194
Total Groupon, Inc. Stockholders' Equity	469,398	762,826	713,651	744,040	702,541

(1)
We disposed of our Korean subsidiary Ticket Monster, Inc. in May 2015. The financial results of Ticket Monster, including the gain on disposition and related tax effects, are presented as discontinued operations for the years ended December 31, 2015 and 2014. Additionally, the assets and liabilities of Ticket Monster are presented as held for sale as of December 31, 2014. See Note 3, "Discontinued Operations and Other Dispositions," for additional information.

(2)
Prior period working capital amounts have been retrospectively adjusted for the reclassification of deferred income tax assets and liabilities from current to non-current due to our adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, during the year ended December 31, 2015. See Note 2, "Summary of Significant Accounting Policies," for additional information.

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
Overview
Groupon operates online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services, generally at a discount. Consumers access those marketplaces through our websites, primarily localized groupon.com sites in many countries, and our mobile applications. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including online advertising, the yellow pages, direct mail, newspaper, radio, television, and promotions. By bringing the brick and mortar world of local commerce onto the Internet, Groupon is helping local merchants to attract customers and sell goods and services. We provide consumers with savings and help them discover what to do, eat, see and buy and where to travel.

Our operations are organized into three segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of our international operations ("Rest of World"). See Note 18, "Segment Information," for further information. For the year ended December 31, 2015, we derived 65.6% of our revenue from our North America segment, 27.8% of our revenue from our EMEA segment and 6.6% of our revenue from our Rest of World segment.

We offer deals through our online local commerce marketplaces in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Collectively, Local and Travel comprise our "Services" offerings and Goods, which we also refer to as "Shopping," reflects our product offerings. In our Goods category, we often act as the merchant of record, particularly for deals in North America and in EMEA. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchants, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer, excluding applicable taxes and net of estimated refunds. We generated revenue of $3,119.5 million during the year ended December 31, 2015, as compared to $3,042.1 million during the year ended December 31, 2014.

In January 2014, we acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster Inc. ("Ticket Monster"), for total consideration of $259.4 million, consisting of $96.5 million in cash and $162.9 million of Class A common stock. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. On May 27, 2015, the Company sold a controlling stake in Ticket Monster that resulted in its deconsolidation. The financial results of Ticket Monster, including the gain on disposition and related tax effects, are presented as discontinued operations for year ended December 31, 2015. Additionally, the assets and liabilities of Ticket Monster as of December 31, 2014 are presented as held for sale in the Company's consolidated financial statements. See Note 3, "Discontinued Operations and Other Dispositions," for additional information. Unless otherwise stated, all amounts discussed below represent continuing operations.
In September 2015, our Board of Directors approved a restructuring plan relating primarily to workforce reductions in our international operations. See Note 13, "Restructuring," for additional information.

We are making a number of strategic changes in our business. We intend to significantly increase marketing expenses in connection with our efforts to accelerate customer growth. In the near term, we expect that these increased expenditures will increase our operating losses and reduce Adjusted EBITDA. We also intend to de-emphasize lower margin product offerings in our Goods category. While we believe that this change in focus will improve the gross profit margins generated by that category, we expect that it will adversely impact revenue in the near term. Additionally, we have ceased operations in six countries within our Rest of World segment and seven countries within our EMEA segment in connection with our restructuring plan. We continue to conduct a strategic review of certain international markets as we seek to optimize our global footprint and focus on the markets that we believe to have the greatest potential impact on our results of operations. However, we cannot provide any assurance as to the likelihood, timetable or type of any potential transactions.
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

Financial Metrics

•
Gross billings. This metric represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue transactions, gross billings differs from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue transactions, gross billings are equivalent to direct revenue reported in our consolidated statements of operations. We consider this metric to be an important indicator of our growth and business performance because it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings on third party revenue transactions also allows us to track changes in the percentage of gross billings that we are able to retain after payments to merchants.

•
Revenue. Third party revenue, which is earned from transactions in which we act as a marketing agent, is reported on a net basis as the purchase price received from the customer for a voucher less an agreed upon portion of the purchase price paid to the featured merchant, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Direct revenue, which is earned from sales of merchandise inventory directly to customers through our online marketplaces, is reported on a gross basis as the purchase price received from the customer, excluding applicable taxes and net of estimated refunds.

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

•
Free cash flow. Free cash flow is a non-GAAP financial measure that comprises net cash provided by (used in) operating activities from continuing operations less purchases of property and equipment and capitalized software from continuing operations. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

The following table presents the above financial metrics for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gross billings	$6,255,540	$6,237,832	$5,757,330
Revenue	3,119,516	3,042,123	2,573,655
Gross profit	1,385,065	1,465,309	1,501,533
Adjusted EBITDA	256,832	262,301	286,654
Free cash flow	208,130	168,937	154,927

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

Our active customers and gross billings per average active customer for the trailing twelve months ("TTM") ended December 31, 2015, 2014 and 2013 were as follows:

	Trailing twelve months ended December 31,
	2015	2014 (1)	2013
TTM Active customers (in thousands)	48,889	47,426	43,673
TTM Gross billings per average active customer	$129.98	$136.95	$136.69

(1)
TTM active customers for the year ended December 31, 2014 has been reduced from 53.9 million active customers previously reported to 47.4 million active customers due to the exclusion of Ticket Monster, which has been classified as discontinued operations. The exclusion of Ticket Monster's gross billings and active customers decreased TTM gross billings per average active customer for the year ended December 31, 2014 from $155.47 previously reported to $136.95.

Our units for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014 (1)	2013
Units (in thousands)	220,824	214,301	193,426

(1)	Units have been reduced from 356.1 million to 214.3 million for the year ended December 31, 2014 due to the exclusion of Ticket Monster, which has been classified as discontinued operations.
Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant relationships to be a vital part of our business model and continue to make significant investments in order to expand the variety of tools that we can provide to our merchants. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create more complete online marketplaces for local commerce. Our online marketplaces, which we sometimes refer to as "pull" marketplaces, enable customers to search and browse for specific types of deals on our websites and mobile applications. In North America and many of our foreign markets, merchants often have a continuous presence on our websites and mobile applications by offering vouchers on an ongoing basis for an extended period of time. Currently, a substantial majority of our merchants in North America elect to offer deals in this manner, and we expect that trend to continue. However, merchants have the ability to withdraw their extended deal offerings, and we generally do not have noncancelable long-term arrangements to guarantee availability of deals. In order to attract merchants that may not have run deals on our platform or would have run deals on a competing platform, we have been willing to accept lower deal margins across all three of our segments and we expect that trend to continue. This has contributed to lower deal margins during the year ended December 31, 2015, as compared to prior year periods. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplaces or they may only continue offering deals if we accept lower margins.
International operations. Our international operations have decreased as a percentage of our total revenue in the current year. For the years ended December 31, 2015, 2014 and 2013, 27.8%, 31.6% and 28.9% of our revenue was generated from our EMEA segment, respectively, and 6.6%, 8.4% and 12.0% of our revenue was generated from our Rest of World segment, respectively. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and regulations. The different commercial and regulatory environments in other countries may make it more difficult for us to successfully operate our business. In addition, many of the automation tools and technology enhancements that we have implemented in our North America segment are close to being fully implemented in most EMEA countries but have not been substantially rolled out to the countries in our Rest of World segment. Revenue from our EMEA and Rest of World segments decreased for the year ended December 31, 2015, as compared to the prior year, and the percentage of total revenue generated by those segments decreased on a year-over-year basis. Revenue from our North America segment increased for the year ended December 31, 2015, as compared to the prior year, and the percentage of total revenue generated by our North America segment increased on a year-over-year basis. The increase in North America revenue as a percentage of total revenue was primarily due to an increase in direct revenue transactions from our Goods category in North America, as direct revenue is presented on a gross basis in our consolidated statements of operations, as well as the adverse impact of year-over-year changes in foreign exchange rates on our international revenue.
In September 2015, our Board of Directors approved a restructuring plan relating primarily to workforce reductions in our international operations. In addition to the workforce reductions in our ongoing markets, we ceased operations in six countries within our Rest of World segment and seven countries within our EMEA segment during 2015 as part of the restructuring plan. We also recently announced that we are exiting four additional countries in our EMEA segment in the first quarter of 2016. See Note 13, "Restructuring," for additional information. Additionally, we continue to conduct a strategic review of certain of our international markets. In the near term, these actions could potentially cause disruption that may adversely impact the performance of our international operations.

Marketing activities. We must continue to acquire and retain customers in order to increase revenue and achieve profitability. If consumers do not perceive our Groupon offerings to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In addition, as we build out more complete marketplaces, our success will depend on our ability to increase consumer awareness of deals available through those marketplaces. We began to significantly increase our marketing spending late in 2015 and we plan to continue to increase marketing spending in future periods in connection with our efforts to accelerate customer growth.

As discussed under "Components of Results of Operations," we consider order discounts, free shipping on qualifying merchandise sales and reducing margins on our deals to be marketing-related activities, even though these activities are not presented as marketing expenses in our consolidated statements of operations. We have increased our use of order discounts as a marketing tool in recent periods because we believe that this is an effective method of driving transaction activity through our marketplaces. Additionally, we have, and expect to continue to, reduce our deal margins when we believe that by doing so we can offer our customers a product or service from a merchant who might not have otherwise been willing to conduct business through our marketplaces. We use this as a marketing tool because we believe that in some instances this is an effective method of retaining or activating a customer.

Investment in growth. We have aggressively invested, and intend to continue to invest, in our products and infrastructure to support our growth. We also have invested in business acquisitions to grow our merchant and customer base, expand and advance our product and service offerings and enhance our technology capabilities. We anticipate that we will make substantial investments in the foreseeable future as we continue to increase the number and variety of deals we offer each day, broaden our customer base and develop our technology. Additionally, we believe that our efforts to automate our internal processes through investments in technology should allow us to improve our cost structure over time, as we are able to more efficiently run our business and minimize manual processes.

Competitive pressure. We face competition from a variety of sources. Some of our competitors offer deals as an add-on to their core business, and others have adopted a business model similar to ours. In addition to such competitors, we expect to increasingly compete against other large Internet and technology-based businesses that have launched initiatives which are directly competitive to our core business. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. Further, as our business continues to evolve, we anticipate facing new competition. Increased competition in the future may adversely impact our gross billings, revenue and profit margins.

Growth of Groupon Goods. Our Goods category has experienced significant revenue growth in recent periods. This category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions. The percentage of revenue generated from our Goods category was 59.3%, 54.9% and 44.2% for the years ended December 31, 2015, 2014 and 2013, respectively. We are generally the merchant of record for transactions in our Goods category in North America and EMEA, and the resulting direct revenue from sales of merchandise inventory to customers through our marketplaces is reported on a gross basis in our consolidated statements of operations. Growth in direct revenue results in a smaller increase to income and cash flows than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant’s share of the transaction price. Gross profit as a percentage of revenue on direct revenue transactions in our Goods category was 11.5%, 10.9% and 8.7% for the years ended December 31, 2015, 2014 and 2013, respectively. As direct revenue transactions in our Goods category have become a larger component of our overall business in recent periods, the significant revenue growth generated by those transactions has not resulted in comparable growth in gross profit, operating income (loss) or cash flows.
During the third quarter of 2015, we began to de-emphasize lower margin product offerings in our Goods category. We expect to continue to focus on improving margins in future periods, both by focusing on higher-margin offerings and also by seeking to bring more third party sellers of merchandise to our marketplace in North America. While we believe that this shift in focus will improve the gross profit margins generated by our Goods category, we expect that it will adversely impact revenue in the near term.

We have undertaken a number of initiatives to reduce our shipping and fulfillment costs in order to improve the margins on direct revenue transactions in our Goods category. For example, we have increased our use of arrangements in which the suppliers of our product offerings ship merchandise directly to our customers. We also continue to refine our inventory management practices to better allocate inventories among warehouses in different geographic regions throughout the United States to reduce shipping distances to customers and increase units per shipment.

Components of Results of Operations
Third Party and Other Revenue
Third party revenue arises from transactions in which we are acting as a marketing agent by selling vouchers through our online local commerce marketplaces that can be redeemed for goods or services with a third party merchant. Our third party revenue from those transactions is reported on a net basis as the purchase price received from the customer for the voucher, less an agreed upon portion of the purchase price paid to the featured merchant, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Other revenue primarily consists of commission revenue, payment processing revenue and advertising revenue.

Direct Revenue

Direct revenue arises from transactions in our Goods category in which we sell merchandise inventory directly to customers through our online marketplaces. The direct revenue that we earn from those transactions is reported on a gross basis as the purchase price we receive from the customer, excluding applicable taxes and net of estimated refunds.

Cost of Revenue

Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our fulfillment center. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting, and other processing fees, are attributed to cost of third party revenue, direct revenue and other revenue in proportion to gross billings during the period.

Technology costs within cost of revenue consist of compensation expense related to technology support personnel who are responsible for operating and maintaining the infrastructure of our websites. Technology costs within cost of revenue also include amortization expense from customer-facing internal-use software, primarily related to website development.

Marketing

Marketing expense consists primarily of online marketing costs, such as search engine marketing, advertising on social networking sites and affiliate programs and, to a lesser extent, offline marketing costs such as television, radio and print advertising. Additionally, compensation expense for marketing employees is classified within marketing expense. We record these costs within "Marketing" on the consolidated statements of operations when incurred. From time to time, we offer deals with well-known national merchants for subscriber acquisition and customer activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no third party revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. We evaluate marketing expense as a percentage of gross billings and revenue because it gives us an indication of how well our marketing spend is driving gross billings and revenue growth.

Selling, General and Administrative

Selling expenses reported within "Selling, general and administrative" on the consolidated statements of operations consist of sales commissions and other compensation expenses for sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses include compensation expense for employees involved in customer service, operations and technology and product development, as well as general corporate functions, such as finance, legal and human resources. Additional costs included in general and administrative include depreciation and amortization, rent, professional fees, litigation costs, travel and entertainment, recruiting, office supplies, maintenance, certain technology costs and other general corporate costs.
Restructuring Charges

Restructuring charges represent severance and benefit costs for workforce reductions, impairments of long-lived assets and other exit costs resulting from our restructuring plan.

Gain on Disposition of Business

Gain (loss) on disposition of business represents gains or losses that result from the disposition of a controlling financial interest in a subsidiary.

Acquisition‑Related Expense (Benefit), Net

Acquisition-related expense (benefit), net includes external transaction costs related to business combinations, primarily consisting of legal and advisory fees, and changes in the fair value of contingent consideration arrangements related to business combinations.

Other Income (Expense), Net
Other income (expense), net includes interest income on our cash and cash equivalents and investments in convertible debt securities, interest expense on capital leases and our revolving credit agreement, gains and losses on equity method and fair value option investments, impairments of investments, and foreign currency transaction gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Results of Operations
Comparison of the Years Ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Revenue:
Third party and other	$1,372,533	$1,501,011
Direct	1,746,983	1,541,112
Total revenue	3,119,516	3,042,123
Cost of revenue:
Third party and other	188,932	203,058
Direct	1,545,519	1,373,756
Total cost of revenue	1,734,451	1,576,814
Gross profit	1,385,065	1,465,309
Operating expenses:
Marketing	254,335	241,954
Selling, general and administrative	1,192,792	1,191,385
Restructuring charges	29,568	—
Gain on disposition of business	(13,710)	—
Acquisition-related expense (benefit), net	1,857	1,269
Total operating expenses	1,464,842	1,434,608
Income (loss) from operations	(79,777)	30,701
Other income (expense), net	(28,539)	(33,450)
Income (loss) from continuing operations before provision (benefit) for income taxes	(108,316)	(2,749)
Provision (benefit) for income taxes	(19,145)	15,724
Income (loss) from continuing operations	(89,171)	(18,473)
Income (loss) from discontinued operations, net of tax	122,850	(45,446)
Net income (loss)	33,679	(63,919)
Net income attributable to noncontrolling interests	(13,011)	(9,171)
Net income (loss) attributable to Groupon, Inc.	$20,668	$(73,090)

Classification of stock-based compensation
Stock-based compensation is classified as follows:

	Year Ended December 31,
	2015		2014
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$1,734,451	$4,481	$1,576,814	$3,093

Operating expenses:
Marketing	$254,335	$9,043	$241,954	$9,270
Selling, general and administrative	1,192,792	128,210	1,191,385	102,927
Restructuring charges	29,568	—	—	—
Gain on disposition of business	(13,710)	—	—	—
Acquisition-related expense (benefit), net	1,857	—	1,269	—
Total operating expenses	$1,464,842	$137,253	$1,434,608	$112,197

Total other income (expense), net	$(28,539)	$335	$(33,450)	$—
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and income (loss) from operations for the year ended December 31, 2015 from changes in exchange rates versus the U.S. dollar was as follows:

	Year Ended December 31, 2015
	At Avg.	Exchange
	2014	Rate Effect	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$6,711,274	$(455,734)	$6,255,540

Revenue	$3,315,691	$(196,175)	$3,119,516
Cost of revenue and operating expenses	3,393,404	(194,111)	3,199,293
Income (loss) from operations	$(77,713)	$(2,064)	$(79,777)

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Gross billings:
Third party	$4,450,560	$4,670,653
Direct	1,746,983	1,541,112
Other	57,997	26,067
Total gross billings	$6,255,540	$6,237,832
Gross billings increased by $17.7 million to $6,255.5 million for the year ended December 31, 2015, as compared to $6,237.8 million for the year ended December 31, 2014, due to a $205.9 million increase in gross billings from direct revenue transactions and a $31.9 million increase in other gross billings, partially offset by a $220.1 million decrease in gross billings from third party revenue transactions. The increase in other gross billings was primarily driven by an increase in commission revenue earned when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications. The favorable impact on gross billings from increases in active customers and the volume of transactions, resulting from our global efforts to build our marketplaces and increase our offerings to customers, was offset by the $455.7 million unfavorable impact from year-over-year changes in foreign currency exchange rates. Order discounts increased to $162.9 million for the year ended December 31, 2015, as compared to $94.4 million in the prior year.
The increase in our gross billings was comprised of a $82.8 million increase in our Goods category and a $2.9 million increase in our Travel category, partially offset by a $68.0 million decrease in our Local category.
Gross Billings by Segment
Gross billings by segment for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	% of total	2014	% of total
	(dollars in thousands)
Gross billings:
North America	$3,709,797	59.3%	$3,303,479	53.0%
EMEA	1,794,354	28.7	2,046,807	32.8
Rest of World	751,389	12.0	887,546	14.2
Total gross billings	$6,255,540	100.0%	$6,237,832	100.0%

Gross billings by category and segment for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$2,024,698	$1,864,141	$796,136	$950,141	$376,540	$451,090	$3,197,374	$3,265,372

Travel:
Third party	390,776	336,898	249,361	285,978	120,287	134,626	760,424	757,502
Total services	2,415,474	2,201,039	1,045,497	1,236,119	496,827	585,716	3,957,798	4,022,874

Goods:
Third party	36,775	27,527	286,487	368,344	227,497	277,975	550,759	673,846
Direct	1,257,548	1,074,913	462,370	442,344	27,065	23,855	1,746,983	1,541,112
Total	1,294,323	1,102,440	748,857	810,688	254,562	301,830	2,297,742	2,214,958

Total gross billings	$3,709,797	$3,303,479	$1,794,354	$2,046,807	$751,389	$887,546	$6,255,540	$6,237,832

(1)	Includes gross billings from deals with local and national merchants, and through local events.
North America
North America segment gross billings increased by $406.3 million to $3,709.8 million for the year ended December 31, 2015, as compared to $3,303.5 million for the year ended December 31, 2014. The increase in gross billings was comprised of a $191.9 million increase in our Goods category, a $160.6 million increase in our Local category and a $53.9 million increase in our Travel category. The increase in gross billings in the North America segment resulted from an increase in active customers, units sold and a higher gross billings per average active customer. We believe that increases in transaction activity by active customers who make purchases on mobile devices and in the number of deals that we offered contributed to the growth in gross billings for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of offerings available through our marketplaces, which we believe contributed to the gross billings growth. These marketing activities include order discounts, which are reported as a reduction of gross billings. Order discounts increased to $125.2 million for the year ended December 31, 2015, as compared to $69.5 million in the prior year.
EMEA
EMEA segment gross billings decreased by $252.5 million to $1,794.4 million for the year ended December 31, 2015, as compared to $2,046.8 million for the year ended December 31, 2014. The decrease in gross billings was comprised of a $154.0 million decrease in our Local category, a $61.8 million decrease in our Goods category and a $36.6 million decrease in our Travel category. The decrease in gross billings in EMEA resulted from a $317.6 million unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 as compared to the prior year, partially offset by an increase in active customers and units sold.
    Rest of World
Rest of World segment gross billings decreased by $136.2 million to $751.4 million for the year ended December 31, 2015, as compared to $887.5 million for the year ended December 31, 2014. The decrease in gross billings was comprised of a $74.6 million decrease in our Local category, a $47.3 million decrease in our Goods category and a $14.3 million decrease in our Travel category. The decrease in gross billings in the Rest of World segment resulted from a $132.7 million unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 as compared to the prior year.
Revenue
Revenue for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Revenue:
Third party	$1,314,536	$1,474,944
Direct	1,746,983	1,541,112
Other	57,997	26,067
Total revenue	$3,119,516	$3,042,123
Revenue increased by $77.4 million to $3,119.5 million for the year ended December 31, 2015, as compared to $3,042.1 million for the year ended December 31, 2014. This increase was attributable to a $205.9 million increase in direct revenue from transactions in our Goods category and a $31.9 million increase in other revenue, partially offset by a $160.4 million decrease in third party revenue. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 was $196.2 million. Excluding the unfavorable impact of year-over-year changes in foreign exchange rates, the overall increase in revenue was also driven by an increase in active customers and volume of transactions. We also increased the number of merchant relationships and the volume of deals we offer to our customers.
Third Party Revenue
Third party revenue decreased by $160.4 million to $1,314.5 million for the year ended December 31, 2015, as compared to $1,474.9 million for the year ended December 31, 2014. The decrease in third party revenue is primarily due to a $134.2 million decrease in our Local category, which resulted from a $99.9 million decrease in third party gross billings in our Local category and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 33.5% for the year ended December 31, 2015, as compared to 36.6% for the year ended December 31, 2014. The decrease in third party revenue in the current year was also due to a $25.8 million decrease in our Goods category, which resulted from a $123.1 million decrease in third party gross billings in our Goods category and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 18.7% for the year ended December 31, 2015, as compared to 19.1% for the year ended December 31, 2014.
Direct Revenue
Direct revenue increased by $205.9 million to $1,747.0 million for the year ended December 31, 2015, as compared to $1,541.1 million for the year ended December 31, 2014. This increase was primarily due to a $182.6 million increase in direct revenue in our North America segment. Growth in direct revenue will result in a smaller increase in income from operations than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant's share of the transaction price. Additionally, our Goods category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions.
Other Revenue
Other revenue increased by $31.9 million to $58.0 million for the year ended December 31, 2015, as compared to $26.1 million for the year ended December 31, 2014, primarily due to an increase in commission revenue earned when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications.
Revenue by Segment
Revenue by segment for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	% of Gross Billings	% of Total Revenue	2014	% of Gross Billings	% of Total Revenue
	(dollars in thousands)
North America:
Third party and other	$790,194	32.2%	25.3%	$749,548	33.6%	24.6%
Direct	1,257,548	100.0	40.3	1,074,913	100.0	35.4
Total segment revenue	2,047,742	55.2	65.6	1,824,461	55.2	60.0
EMEA:
Third party	405,510	30.4	13.0	518,786	32.3	17.1
Direct	462,370	100.0	14.8	442,344	100.0	14.5
Total segment revenue	867,880	48.4	27.8	961,130	47.0	31.6
Rest of World:
Third party	176,829	24.4	5.7	232,677	26.9	7.6
Direct	27,065	100.0	0.9	23,855	100.0	0.8
Total segment revenue	203,894	27.1	6.6	256,532	28.9	8.4
Total revenue	$3,119,516	49.9%	100.0%	$3,042,123	48.8%	100.0%
Revenue by category and segment for the years ended December 31, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$701,312	$674,605	$302,085	$391,179	$107,381	$147,248	$1,110,778	$1,213,032

Travel:
Third party	81,731	68,977	53,059	63,957	24,091	26,407	158,881	159,341
Total services	783,043	743,582	355,144	455,136	131,472	173,655	1,269,659	1,372,373

Goods:
Third party	7,151	5,966	50,366	63,650	45,357	59,022	102,874	128,638
Direct revenue	1,257,548	1,074,913	462,370	442,344	27,065	23,855	1,746,983	1,541,112
Total	1,264,699	1,080,879	512,736	505,994	72,422	82,877	1,849,857	1,669,750

Total revenue	$2,047,742	$1,824,461	$867,880	$961,130	$203,894	$256,532	$3,119,516	$3,042,123

(1)	Includes revenue from deals with local and national merchants and through local events.
North America
North America segment revenue increased by $223.3 million to $2,047.7 million for the year ended December 31, 2015, as compared to $1,824.5 million for the year ended December 31, 2014. The increase in revenue primarily resulted from a $182.6 million increase in direct revenue from our Goods category. Third party and other revenue in our Local category increased $26.7 million, which resulted from a $160.6 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 34.6% for the year ended December 31, 2015, as compared to 36.2% for the year ended December 31, 2014. This decrease in the percentage of gross billings that we retained after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period. We have been willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to customers by offering more attractive terms to merchants. Revenue in our Travel category also increased by $12.8 million, which resulted from a $53.9 million increase in gross billings and an increase in the percentage of gross billings that we retained after deducting the merchant's share to 20.9% for the year ended December 31, 2015, as compared to 20.5% for the year ended December 31, 2014. The overall increase in revenue in our North America segment was also due to increases in active customers, units sold and gross billings per average active customer.

We believe that increases in transaction activity on mobile devices and in the number of deals that we offered contributed to the growth in revenue for our North America segment. In addition, we have continued to refine our approach to targeting customers and have undertaken marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the revenue growth. These marketing-related activities include order discounts, which are reported as a reduction of revenue.
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
EMEA
EMEA segment revenue decreased by $93.3 million to $867.9 million for the year ended December 31, 2015, as compared to $961.1 million for the year ended December 31, 2014. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 was $157.9 million. The overall decrease in revenue in our EMEA segment reflects a decrease in gross billings per average active customer, driven by the impact of foreign exchange, partially offset by increases in active customers and units sold.
The decrease in revenue consisted of an $89.1 million decrease in third party and other revenue from our Local category, a $13.3 million decrease in third party revenue in our Goods category and a $10.9 million decrease in our Travel category, partially offset by a $20.0 million increase in direct revenue from our Goods category. The $89.1 million decrease in third party and other revenue from our Local category resulted from a $154.0 million decrease in gross billings, due to changes in foreign exchange rates, and a decrease in the percentage of third party and other gross billings that we retained after deducting the merchant's share to 37.9% for the year ended December 31, 2015, as compared to 41.2% for the year ended December 31, 2014. The $13.3 million decrease in third party revenue in our Goods category resulted from an $81.9 million decrease in gross billings, due to the continued shift to more direct revenue transactions, partially offset by an increase in the percentage of gross billings that we retained after deducting the merchant's share to 17.6% for the year ended December 31, 2015, as compared to 17.3% for the year ended December 31, 2014. The $10.9 million decrease in our Travel category resulted from a $36.6 million decrease in gross billings, due to changes in foreign exchange rates, and a decrease in the percentage of third party and other gross billings that we retained after deducting the merchant's share to 21.3% for the year ended December 31, 2015, as compared to 22.4% for the year ended December 31, 2014. The decreases in the percentage of gross billings that we retained during the year ended December 31, 2015 reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We have been willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants.
Rest of World
Rest of World segment revenue decreased by $52.6 million to $203.9 million for the year ended December 31, 2015, as compared to $256.5 million for the year ended December 31, 2014. Revenue from our Local category decreased by $39.9 million as compared to the prior year, which resulted from a $74.6 million decrease in gross billings, primarily due to changes in foreign exchange rates, and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 28.5% for the year ended December 31, 2015, as compared to 32.6% for the year ended December 31, 2014. Third party revenue from our Goods category decreased by $13.7 million, which resulted from a $50.5 million decrease in gross billings, primarily due to changes in foreign exchange rates, and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 19.9% for the year ended December 31, 2015, as compared to 21.2% for the year ended December 31, 2014. In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States and EMEA. The unfavorable impact on revenue in our Rest of World segment from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 was $36.9 million. The decrease in revenue for our Rest of World segment was also driven by a decrease in active customers and units sold for the year ended December 31, 2015, as compared to the prior year.

Cost of Revenue
Cost of revenue on third party, direct revenue and other revenue for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Cost of revenue:
Third party	$168,964	$187,151
Direct	1,545,519	1,373,756
Other	19,968	15,907
Total cost of revenue	$1,734,451	$1,576,814
Cost of revenue increased by $157.6 million to $1,734.5 million for the year ended December 31, 2015, as compared to $1,576.8 million for the year ended December 31, 2014, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory, partially offset by a decrease in related shipping and fulfillment costs on direct revenue deals.

Cost of Revenue by Segment
Cost of revenue by segment for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$116,343	6.7%	$106,375	6.7%
Direct	1,129,828	65.1	986,103	62.6
Total segment cost of revenue	1,246,171	71.8	1,092,478	69.3
EMEA:
Third party	32,454	1.9	39,578	2.5
Direct	389,862	22.4	364,638	23.1
Total segment cost of revenue	422,316	24.3	404,216	25.6
Rest of World:
Third party	40,135	2.3	57,105	3.6
Direct	25,829	1.6	23,015	1.5
Total segment cost of revenue	65,964	3.9	80,120	5.1
Total cost of revenue	$1,734,451	100.0%	$1,576,814	100.0%

Cost of revenue by category and segment for the years ended December 31, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$100,419	$93,538	$19,205	$26,634	$15,196	$21,905	$134,820	$142,077

Travel:
Third party	14,704	11,983	5,665	4,728	5,274	6,475	25,643	23,186
Total services	115,123	105,521	24,870	31,362	20,470	28,380	160,463	165,263

Goods:
Third party	1,220	854	7,584	8,216	19,665	28,725	28,469	37,795
Direct	1,129,828	986,103	389,862	364,638	25,829	23,015	1,545,519	1,373,756
Total	1,131,048	986,957	397,446	372,854	45,494	51,740	1,573,988	1,411,551

Total cost of revenue	$1,246,171	$1,092,478	$422,316	$404,216	$65,964	$80,120	$1,734,451	$1,576,814

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
North America
North America cost of revenue increased by $153.7 million to $1,246.2 million for the year ended December 31, 2015, as compared to $1,092.5 million for the year ended December 31, 2014. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category, due to the growth of that category as compared to the prior year.

EMEA
EMEA cost of revenue increased by $18.1 million to $422.3 million for the year ended December 31, 2015, as compared to $404.2 million for the year ended December 31, 2014. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category. The favorable impact on cost of revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 was $80.8 million.
Rest of World
Rest of World cost of revenue decreased by $14.2 million to $66.0 million for the year ended December 31, 2015, as compared to $80.1 million for the year ended December 31, 2014. The decrease in cost of revenue was primarily due to the decrease in revenue from our Local and Goods categories. The favorable impact on cost of revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 was $11.6 million.
Gross Profit
Gross profit for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Gross profit:
Third party	$1,145,572	$1,287,793
Direct	201,464	167,356
Other	38,029	10,160
Total gross profit	$1,385,065	$1,465,309
Gross profit decreased by $80.2 million to $1,385.1 million for the year ended December 31, 2015, as compared to $1,465.3 million for the year ended December 31, 2014. This decrease in gross profit resulted from the $157.6 million increase in cost of revenue, partially offset by the $77.4 million increase in revenue during the year ended December 31, 2015. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 was $103.7 million.
Gross profit as a percentage of revenue decreased to 44.4% for the year ended December 31, 2015, as compared to 48.2% for the year ended December 31, 2014. The decrease in gross profit as a percentage of revenue during the year ended December 31, 2015, as compared to the prior year, was primarily attributable to the increase in direct revenue.
Gross profit on third party revenue decreased by $142.2 million to $1,145.6 million for the year ended December 31, 2015, as compared to $1,287.8 million for the year ended December 31, 2014. This decrease in gross profit resulted from the $160.4 million decrease in third party revenue. Gross profit as a percentage of revenue on third party revenue deals of 87.1% for the year ended December 31, 2015 was consistent with the prior year, which was 87.3%.
Gross profit on direct revenue increased by $34.1 million to $201.5 million for the year ended December 31, 2015, as compared to $167.4 million for the year ended December 31, 2014. This increase in gross profit resulted from the $205.9 million increase in direct revenue to $1,747.0 million for the year ended December 31, 2015, as compared to $1,541.1 million for the year ended December 31, 2014, partially offset by the $171.8 million increase in cost of revenue on direct revenue deals to $1,545.5 million for the year ended December 31, 2015, as compared to $1,373.8 million for the year ended December 31, 2014. Gross profit as a percentage of revenue on direct revenue deals increased to 11.5% for the year ended December 31, 2015, as compared to 10.9% for the year ended December 31, 2014. The increase in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to lower shipping and fulfillment costs as a percentage of direct revenue, partially offset by increased cost of inventory sold as a percentage of direct revenue.

Gross Profit by Segment
Gross profit by segment for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	% of total	2014	% of total
	(dollars in thousands)
North America:
Third party and other	$673,851	48.7%	$643,173	43.9%
Direct	127,720	9.2	88,810	6.1
Total gross profit	801,571	57.9	731,983	50.0
EMEA:
Third party	373,056	26.9	479,208	32.7
Direct	72,508	5.3	77,706	5.3
Total gross profit	445,564	32.2	556,914	38.0
Rest of World:
Third party	136,694	9.9	175,572	12.0
Direct	1,236	—	840	—
Total gross profit	137,930	9.9	176,412	12.0
Total gross profit	$1,385,065	100.0%	$1,465,309	100.0%
Gross profit by category and segment for the years ended December 31, 2015 and 2014 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Local (1):
Third party and other	$600,893	$581,067	$282,880	$364,545	$92,185	$125,343	$975,958	$1,070,955

Travel:
Third party	67,027	56,994	47,394	59,229	18,817	19,932	133,238	136,155
Total services	667,920	638,061	330,274	423,774	111,002	145,275	1,109,196	1,207,110

Goods:
Third party	5,931	5,112	42,782	55,434	25,692	30,297	74,405	90,843
Direct	127,720	88,810	72,508	77,706	1,236	840	201,464	167,356
Total	133,651	93,922	115,290	133,140	26,928	31,137	275,869	258,199

Total gross profit	$801,571	$731,983	$445,564	$556,914	$137,930	$176,412	$1,385,065	$1,465,309

(1)	Includes gross profit from deals with local and national merchants and through local events.
North America
North America gross profit increased by $69.6 million to $801.6 million for the year ended December 31, 2015, as compared to $732.0 million for the year ended December 31, 2014. The increase in gross profit was comprised of a $39.7 million increase in our Goods category, a $19.8 million increase in our Local category and a $10.0 million increase in our Travel category. Gross profit margins on direct revenue transactions in our Goods category were 10.2% for the year ended December 31, 2015. This represents a year-over-year increase from 8.3% for the year ended December 31, 2014.
EMEA
EMEA gross profit decreased by $111.4 million to $445.6 million for the year ended December 31, 2015, as compared to $556.9 million for the year ended December 31, 2014. The decrease in gross profit was comprised of an $81.7 million decrease in our Local category, a $17.9 million decrease in our Goods category and a $11.8 million decrease in our Travel category. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 was $77.1 million. Gross profit margins on direct revenue transactions in our Goods category were 15.7% for the year ended December 31, 2015. This represents a year-over-year decrease from 17.6% for the year ended December 31, 2014.
Rest of World
Rest of World gross profit decreased by $38.5 million to $137.9 million for year ended December 31, 2015, as compared to $176.4 million for the year ended December 31, 2014. The decrease in gross profit was comprised of a $33.2 million decrease in our Local category, a $4.2 million decrease in our Goods category and a $1.1 million decrease in our Travel category. The unfavorable impact on gross profit from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 was $25.4 million.
Marketing
For the years ended December 31, 2015 and 2014, marketing expense was $254.3 million and $242.0 million, respectively. Marketing expense by segment as a percentage of segment gross billings, as a percentage of segment revenue and as a percentage of total marketing expense for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing	2014	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$160,878	4.3%	7.9%	63.3%	$137,648	4.2%	7.5%	56.9%
EMEA	72,499	4.0	8.4	28.5	76,752	3.7	8.0	31.7
Rest of World	20,958	2.8	10.3	8.2	27,554	3.1	10.7	11.4
Total marketing	$254,335	4.1	8.2	100.0%	$241,954	3.9	8.0	100.0%
Marketing expense increased by $12.4 million to $254.3 million for the year ended December 31, 2015, as compared to $242.0 million for the year ended December 31, 2014. Marketing expense as a percentage of gross billings and revenue of 4.1% and 8.2%, respectively, for the year ended December 31, 2015, was consistent with 3.9% and 8.0%, respectively, for the year ended December 31, 2014. The favorable impact on marketing from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 was $14.6 million.
North America
North America marketing expense increased by $23.2 million to $160.9 million for the year ended December 31, 2015, as compared to $137.6 million for the year ended December 31, 2014. The increase in marketing expense was primarily attributable to increased spending on online marketing channels, such as search engine marketing, display and mobile advertising and affiliate programs that utilize third parties to promote our deals online, in connection with our initiatives to grow our active customer base and increase awareness of our marketplace.

EMEA
EMEA marketing expense decreased by $4.3 million to $72.5 million for the year ended December 31, 2015, as compared to $76.8 million for the year ended December 31, 2014. The decrease in marketing expense was primarily due to changes in foreign exchange rates, partially offset by a $6.7 million write-off of a prepaid asset related to a marketing program that was discontinued because the counterparty ceased operations. The favorable impact on EMEA marketing from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 was $11.4 million.
Rest of World
Rest of World marketing expense decreased by $6.6 million to $21.0 million for the year ended December 31, 2015, as compared to $27.6 million for the year ended December 31, 2014. The decrease in marketing expense was primarily due to reduced spending on online marketing channels, such as search engine marketing and display advertising. The favorable impact on Rest of World marketing from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 was $3.7 million.
Selling, General and Administrative
Selling, general and administrative expense was $1,192.8 million for the year ended December 31, 2015, as compared to $1,191.4 million for the year ended December 31, 2014. The current year selling, general and administrative expense includes a $37.5 million increase in the contingent liability related to our securities litigation matter, a $25.3 million increase in stock-based compensation and a $6.2 million increase in depreciation and amortization, partially offset by a $64.3 million decrease in payroll expense. See Note 8, "Commitments and Contingencies," for additional information regarding the securities litigation matter. The favorable impact on selling, general and administrative expense from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 was $84.6 million.
For the year ended December 31, 2015, selling, general and administrative expense as a percentage of gross billings and revenue was 19.1% and 38.2%, respectively, as compared to 19.1% and 39.2%, respectively, for the year ended December 31, 2014. While gross billings increased by $17.7 million, or 0.3%, and revenue increased by $77.4 million, or 2.5%, for the year ended December 31, 2015, as compared to the prior year, selling, general and administrative expense increased by $1.4 million, or 0.1%. We continued to refine our sales management and administrative processes during 2015, including through automation and ongoing regionalization of back-office functions, in connection with our efforts to generate increased operating efficiencies.
Restructuring Charges
In September 2015, our Board of Directors approved a restructuring plan relating primarily to workforce reductions in our international operations, as further discussed above and in Note 13, "Restructuring." In addition to the workforce reductions in our ongoing markets, we ceased operations in six countries within our Rest of World segment and seven countries within our EMEA segment during 2015 as part of our restructuring plan. Additionally, we integrated our Ideel apparel marketplace from a standalone website to groupon.com and exited a related fulfillment center and office location, which resulted in severance-related costs and impairments of property, equipment and software in the North America segment for the year ended December 31, 2015. The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the year ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
	Employee Severance and Benefit Costs	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$2,000	$6,740	$1,755	$10,495
EMEA	15,060	223	829	16,112
Rest of World	1,950	304	707	2,961
Consolidated	$19,010	$7,267	$3,291	$29,568

Gain on Disposition of Business

On August 6, 2015, our subsidiary in India ("Groupon India") completed an equity financing transaction with a third party investor that obtained a majority voting interest in the entity. See Note 7, "Investments," for information about this transaction. We recognized a pre-tax gain on the disposition of $13.7 million, which represents the excess of (a) the sum of (i) $14.2 million in net consideration received, consisting of the $16.4 million fair value of our retained minority investment, less $1.3 million in transaction costs and a $0.9 million guarantee liability and (ii) Groupon India's $0.9 million cumulative translation gain, which was reclassified to earnings, over (b) the $1.4 million net book value of Groupon India upon the closing of the transaction.

The gain from this transaction is presented as "Gain on disposition of business" in the accompanying consolidated statements of operations. The financial results of Groupon India are presented within income from continuing operations in the accompanying consolidated financial statements through the August 6, 2015 disposition date. Those financials results were not material for the years ended December 31, 2015 and 2014.

Acquisition‑Related Expense (Benefit), Net
For the years ended December 31, 2015 and 2014, we incurred a net acquisition-related expense of $1.9 million and $1.3 million, respectively. For the year ended December 31, 2015, the net acquisition-related expense included $1.6 million of external transaction costs for business combinations and $0.3 million for changes in the fair value of contingent consideration. For the year ended December 31, 2014, the net acquisition related expense included $3.7 million of external transaction costs for business combinations, partially offset by $2.4 million related to changes in the fair value of contingent consideration. See Note 16, "Fair Value Measurements" for information about fair value measurements of contingent consideration arrangements.
Income (Loss) from Operations
The loss from operations for the year ended December 31, 2015 was $79.8 million, as compared to income from operations for the year ended December 31, 2014 of $30.7 million. The change in income (loss) from operations for the year ended December 31, 2015, as compared to the prior year, was primarily due to the decrease in gross profit of $80.2 million, increase in marketing expense of $12.4 million and increase in restructuring charges of $29.6 million, partially offset by a gain on disposition of business of $13.7 million. The favorable impact on the loss from operations from year-over-year changes in foreign exchange rates for the year ended December 31, 2015 was $2.1 million.
North America
Segment operating income in our North America segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, decreased by $51.2 million to $18.1 million for the year ended December 31, 2015, as compared to $69.3 million for the year ended December 31, 2014. The decrease in segment operating income was attributable to an increase in segment operating expenses, which included a $37.5 million increase in the contingent liability related to our securities litigation matter, partially offset by an increase in segment gross profit.
EMEA
Segment operating income in our EMEA segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, decreased by $34.0 million to $70.1 million for the year ended December 31, 2015, as compared to $104.1 million for the year ended December 31, 2014. The decrease in segment operating income was attributable to a decrease in segment gross profit, partially offset by a decrease in segment operating expenses.
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, decreased by $1.8 million to a loss of $24.4 million for the year ended December 31, 2015, as compared to a loss of $26.2 million for the year ended December 31, 2014. The decrease in segment operating loss was attributable to a decrease in segment operating expenses, partially offset by a decrease in segment gross profit.
Other Income (Expense), Net
Other expense, net was $28.5 million for the year ended December 31, 2015, as compared to $33.5 million for the year ended December 31, 2014. The current year expense was primarily comprised of $23.8 million in net foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the significant decline in the Euro against the U.S. dollar from an exchange rate of 1.2152 on December 31, 2014 to 1.0913 on December 31, 2015. The net foreign currency losses also included a $4.4 million loss related to the cumulative translation adjustment for our legacy business in the Republic of Korea that was reclassified to earnings as a result of the Ticket Monster disposition and a $3.7 million net gain related to the cumulative translation adjustments that were reclassified to earnings for countries that we exited as part of our restructuring plan. For the year ended December 31, 2014, other income (expense), net was primarily comprised of $2.0 million of other-than-temporary impairments related to minority investments and $31.5 million of foreign currency transaction losses.
Provision (Benefit) for Income Taxes
For the year ended December 31, 2015, we recorded an income tax benefit from continuing operations of $19.1 million, on a pre-tax loss from continuing operations of $108.3 million. For the year ended December 31, 2014, we recorded income tax expense from continuing operations of $15.7 million on a pre-tax loss from continuing operations of $2.7 million.
The effective tax rate was 17.7% for the year ended December 31, 2015, as compared to (572.0)% for the year ended December 31, 2014. Significant factors impacting our effective tax rate for the years ended December 31, 2015 and 2014 included losses from continuing operations in jurisdictions that we are not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property, nondeductible stock-based compensation expense and decreases in our liabilities for uncertain tax positions. For the year ended December 31, 2015 our effective tax rate was also impacted by a $26.0 million charge to income tax expense resulting from a valuation allowance increase in the United States.
We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. We decreased our liabilities for uncertain tax positions and recognized income tax benefits of $25.6 million for the year ended December 31, 2015, as a result of new information that impacted our estimate of the amount that is more-likely-than not of being realized upon settlement of a tax position and due to expirations of applicable statutes of limitations. For the year ended December 31, 2014, we decreased our liabilities for uncertain tax positions and recognized income tax benefits of $28.7 million and $24.4 million, respectively, as a result of new information that impacted our estimate of the amount that is more-likely-than not of being realized upon settlement of a tax position and due to expirations of applicable statutes of limitations. As of December 31, 2015, we believe that it is reasonably possible that additional changes of up to $23.8 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
Income (Loss) from Discontinued Operations
On May 27, 2015, we sold a controlling stake in Ticket Monster as further discussed in Note 7, "Investments." We recognized a pre-tax gain on the disposition of $202.2 million ($154.1 million net of tax), which represents the excess of (a) the $398.8 million in net consideration received, consisting of (i) $285.0 million in cash proceeds and (ii) the $122.1 million fair value of our retained minority investment, less (iii) $8.3 million in transaction costs, over (b) the sum of (i) the $184.3 million net book value of Ticket Monster upon the closing of the transaction and (ii) Ticket Monster's $12.3 million cumulative translation loss, which was reclassified to earnings.
The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the year ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015 (1)	2014
Third party and other revenue	$28,145	$126,528
Direct revenue	39,065	23,037
Third party and other cost of revenue	(13,958)	(38,827)
Direct cost of revenue	(38,031)	(26,861)
Marketing expense	(8,495)	(27,089)
Selling, general and administrative expense	(38,102)	(102,331)
Other income (expense), net	96	97
Loss from discontinued operations before gain on disposition and provision for income taxes	(31,280)	(45,446)
Gain on disposition	202,158	—
Provision for income taxes	(48,028)	—
Income (loss) from discontinued operations, net of tax	$122,850	$(45,446)

(1)	The income from discontinued operations, net of tax, for the year ended December 31, 2015 includes the results of Ticket Monster through the disposition date of May 27, 2015.
We recognized a $48.0 million provision for income taxes for year ended December 31, 2015 which reflects (i) the $74.8 million current and deferred income tax effects of the Ticket Monster disposition, partially offset by (ii) a $26.8 million tax benefit that resulted from recognition of a deferred tax asset related to the excess of the tax basis over the financial reporting basis of the Company's investment in Ticket Monster upon meeting the criteria for held-for-sale classification. No income taxes were recognized for the year ended December 31, 2014 because valuation allowances were provided against the related net deferred tax assets.

Results of Operations
Comparison of the Years Ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
Revenue:
Third party and other	$1,501,011	$1,654,654
Direct	1,541,112	919,001
Total revenue	3,042,123	2,573,655
Cost of revenue:
Third party and other	203,058	232,062
Direct	1,373,756	840,060
Total cost of revenue	1,576,814	1,072,122
Gross profit	1,465,309	1,501,533
Operating expenses:
Marketing	241,954	214,824
Selling, general and administrative	1,191,385	1,210,966
Acquisition-related expense (benefit), net	1,269	(11)
Total operating expenses	1,434,608	1,425,779
Income (loss) from operations	30,701	75,754
Other income (expense), net	(33,450)	(94,663)
Income (loss) from continuing operations before provision (benefit) for income taxes	(2,749)	(18,909)
Provision (benefit) for income taxes	15,724	70,037
Income (loss) from continuing operations	(18,473)	(88,946)
Income (loss) from discontinued operations, net of tax	(45,446)	—
Net income (loss)	(63,919)	(88,946)
Net income attributable to noncontrolling interests	(9,171)	(6,447)
Net income (loss) attributable to Groupon, Inc.	$(73,090)	$(95,393)

Classification of stock-based compensation
Stock-based compensation is classified as follows:

	Year Ended December 31,
	2014		2013
	Statement of Operations line item	Stock-based compensation included in line item	Statement of Operations line item	Stock-based compensation included in line item
	(in thousands)
Total cost of revenue	$1,576,814	$3,093	$1,072,122	$1,982

Operating expenses:
Marketing	$241,954	$9,270	$214,824	$9,677
Selling, general and administrative	1,191,385	102,927	1,210,966	109,803
Acquisition-related expense (benefit), net	1,269	—	(11)	—
Total operating expenses	$1,434,608	$112,197	$1,425,779	$119,480
Foreign exchange rate neutral operating results
The effect on our gross billings, revenue, cost of revenue and operating expenses, and income (loss) from operations for the year ended December 31, 2014 from changes in exchange rates versus the U.S. dollar was as follows:

	Year Ended December 31, 2014
	At Avg.	Exchange
	2013	Rate Effect	As
	Rates (1)	Effect (2)	Reported
	(in thousands)
Gross billings	$6,327,693	$(89,861)	$6,237,832

Revenue	$3,073,818	$(31,695)	$3,042,123
Cost of revenue and operating expenses	3,045,790	(34,368)	3,011,422
Income (loss) from operations	$28,028	$2,673	$30,701

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the prior year period.
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. Gross billings for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Gross billings:
Third party	$4,670,653	$4,824,659
Direct	1,541,112	919,001
Other	26,067	13,670
Total gross billings	$6,237,832	$5,757,330
Gross billings increased by $480.5 million to $6,237.8 million for the year ended December 31, 2014, as compared to $5,757.3 million for the year ended December 31, 2013, primarily due to a $622.1 million increase in gross billings from direct revenue transactions for the year ended December 31, 2014, partially offset by a $154.0 million decrease in gross billings from third party revenue transactions. The increase in gross billings was driven by an increase in active customers and the number of units sold, resulting from our global efforts to build our marketplaces and increase our offerings to customers. The unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $89.9 million.
The increase in our gross billings was comprised of a $347.0 million increase in our Goods category, a $75.5 million increase in our Travel category and a $58.0 million increase in our Local category.
Gross Billings by Segment
Gross billings by segment for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	% of total	2013	% of total
	(dollars in thousands)
Gross billings:
North America	$3,303,479	53.0%	$2,847,244	49.5%
EMEA	2,046,807	32.8	1,983,599	34.5
Rest of World	887,546	14.2	926,487	16.0
Total gross billings	$6,237,832	100.0%	$5,757,330	100.0%
Gross billings by category and segment for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$1,864,141	$1,747,143	$950,141	$987,428	$451,090	$471,017	$3,265,372	$3,205,588
Direct	—	1,772	—	—	—	—	—	1,772
Total	1,864,141	1,748,915	950,141	987,428	451,090	471,017	3,265,372	3,207,360

Travel:
Third party	336,898	255,488	285,978	289,655	134,626	136,875	757,502	682,018
Total services	2,201,039	2,004,403	1,236,119	1,277,083	585,716	607,892	4,022,874	3,889,378

Goods:
Third party	27,527	68,818	368,344	590,635	277,975	291,270	673,846	950,723
Direct	1,074,913	774,023	442,344	115,881	23,855	27,325	1,541,112	917,229
Total	1,102,440	842,841	810,688	706,516	301,830	318,595	2,214,958	1,867,952

Total gross billings	$3,303,479	$2,847,244	$2,046,807	$1,983,599	$887,546	$926,487	$6,237,832	$5,757,330

(1)	Includes gross billings from deals with local merchants, from deals with national merchants, and through local events.
North America
North America segment gross billings increased by $456.2 million to $3,303.5 million for the year ended December 31, 2014, as compared to $2,847.2 million for the year ended December 31, 2013. The increase in gross billings was comprised of a $259.6 million increase in our Goods category, which included $82.4 million of gross billings from our Ideel acquisition. The increase in gross billings also includes a $115.2 million increase in our Local category and an $81.4 million increase in our Travel category. The increase in gross billings in the North America segment resulted from an increase in active customers, partially offset by lower gross billings per average active customer. We believe that increases in transaction activity by active customers who make purchases on mobile devices and in the number of deals that we offered contributed to the growth in gross billings for our North America segment. In addition, we refined our approach to targeting customers and undertook marketing initiatives to increase consumer awareness of deals available through our marketplaces, which we believe contributed to the gross billings growth. These marketing activities include order discounts, which are reported as a reduction of gross billings. Order discounts increased to $69.5 million for the year ended December 31, 2014, as compared to $21.2 million in the prior year.
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
    Rest of World
Rest of World segment gross billings decreased by $38.9 million to $887.5 million for the year ended December 31, 2014, as compared to $926.5 million for the year ended December 31, 2013. The decrease in gross billings was comprised of a $19.9 million decrease in our Local category, a $16.8 million decrease in our Goods category and a $2.2 million decrease in our Travel category. The decrease in gross billings in the Rest of World segment resulted from a $79.5 million unfavorable impact on gross billings from year-over-year changes in foreign exchange rates for the year ended December 31, 2014, as compared to the prior year period. The decrease in gross billings was partially offset by an increase in units sold and higher gross billings per average active customer for the year ended December 31, 2014, as compared to the prior year period.
Revenue
Revenue for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Revenue:
Third party	$1,474,944	$1,640,984
Direct	1,541,112	919,001
Other	26,067	13,670
Total revenue	$3,042,123	$2,573,655
Revenue increased by $468.5 million to $3,042.1 million for the year ended December 31, 2014, as compared to $2,573.7 million for the year ended December 31, 2013. This increase was attributable to the $623.9 million increase in direct revenue from transactions in our Goods category. The increase in revenue was partially offset by a $166.0 million decrease in third party revenue. The net increase in revenue was attributable to increased unit sales and an increase in active customers for the year ended December 31, 2014, as compared to the prior year. We also increased the number of merchant relationships and the volume of deals we offer to our customers. Our acquisition of Ideel contributed $82.4 million of revenue for the year ended December 31, 2014. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $31.7 million.
Third Party Revenue
Third party revenue decreased by $166.0 million to $1,474.9 million for the year ended December 31, 2014, as compared to $1,641.0 million for the year ended December 31, 2013. The decrease in third party revenue is primarily due to a $91.2 million decrease in our Goods category, which resulted from a $276.9 million decrease in gross billings due to the continuing shift to more direct revenue transactions, and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 19.1% for the year ended December 31, 2014, as compared to 23.1% for the year ended December 31, 2013. The decrease in third party revenue was also due to an $83.2 million decrease in our Local category. Although third party gross billings in our Local category increased $47.4 million, the percentage of gross billings that we retained after deducting the merchant's share decreased to 36.6% for the year ended December 31, 2014, as compared to 39.8% for the year ended December 31, 2013. These decreases in third party revenue were partially offset by an $8.4 million increase in our Travel category, which resulted from a $75.5 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 21.0% for the year ended December 31, 2014, as compared to 22.1% for the year ended December 31, 2013. The decreases in the percentage of gross billings that we retained after deducting the merchant's share primarily reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.
Direct Revenue
Direct revenue increased by $622.1 million to $1,541.1 million for the year ended December 31, 2014, as compared to $919.0 million for the year ended December 31, 2013. Direct revenue for the year ended December 31, 2014 includes $82.4 million from our Ideel acquisition.
Other Revenue
Other revenue increased by $12.4 million to $26.1 million for the year ended December 31, 2014, as compared to $13.7 million for the year ended December 31, 2013, primarily due to increases in payment processing revenue, advertising revenue and commission revenue.
Revenue by Segment
Revenue by segment for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	% of Gross Billings	% of Total Revenue	2013	% of Gross Billings	% of Total Revenue
	(dollars in thousands)
North America:
Third party and other	$749,548	33.6%	24.6%	$745,563	36.0%	29.0%
Direct	1,074,913	100.0	35.4	775,795	100.0	30.1
Total segment revenue	1,824,461	55.2	60.0	1,521,358	53.4	59.1
EMEA:
Third party	518,786	32.3	17.1	627,034	33.6	24.4
Direct	442,344	100.0	14.5	115,881	100.0	4.5
Total segment revenue	961,130	47.0	31.6	742,915	37.5	28.9
Rest of World:
Third party	232,677	26.9	7.6	282,057	31.4	11.0
Direct	23,855	100.0	0.8	27,325	100.0	1.0
Total segment revenue	256,532	28.9	8.4	309,382	33.4	12.0
Total revenue	$3,042,123	48.8%	100.0%	$2,573,655	44.7%	100.0%

Revenue by category and segment for the years ended December 31, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$674,605	$671,846	$391,179	$430,020	$147,248	$182,010	$1,213,032	$1,283,876
Direct revenue	—	1,772	—	—	—	—	—	1,772
Total	674,605	673,618	391,179	430,020	147,248	182,010	1,213,032	1,285,648

Travel:
Third party (2)	68,977	56,308	63,957	63,897	26,407	30,703	159,341	150,908
Total services	743,582	729,926	455,136	493,917	173,655	212,713	1,372,373	1,436,556

Goods:
Third party	5,966	17,409	63,650	133,117	59,022	69,344	128,638	219,870
Direct revenue	1,074,913	774,023	442,344	115,881	23,855	27,325	1,541,112	917,229
Total	1,080,879	791,432	505,994	248,998	82,877	96,669	1,669,750	1,137,099

Total revenue	$1,824,461	$1,521,358	$961,130	$742,915	$256,532	$309,382	$3,042,123	$2,573,655

(1)	Includes revenue from deals with local and national merchants and through local events.
North America
North America segment revenue increased by $303.1 million to $1,824.5 million for the year ended December 31, 2014, as compared to $1,521.4 million for the year ended December 31, 2013. The increase in revenue primarily resulted from a $300.9 million increase in direct revenue from our Goods category, which includes $82.4 million of direct revenue from Ideel, which we acquired in January 2014. Direct revenue, which is recorded on a gross basis, is derived primarily from selling products through our Goods category where we are the merchant of record. Revenue in our Travel category also increased by $12.7 million, which resulted from an $81.4 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 20.5% for the year ended December 31, 2014, as compared to 22.0% for the year ended December 31, 2013. Third party and other revenue in our Local category increased $2.8 million, which resulted from a $117.0 million increase in gross billings, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 36.2% for the year ended December 31, 2014, as compared to 38.5% for the year ended December 31, 2013. These decreases in the percentage of gross billings that we retained after deducting the merchant's share reflect the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to customers by offering more attractive terms to merchants. The overall increase in revenue in our North America segment was also due to an increase in active customers, partially offset by lower gross billings per average active customer.
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
EMEA
EMEA segment revenue increased by $218.2 million to $961.1 million for the year ended December 31, 2014, as compared to $742.9 million for the year ended December 31, 2013. The increase in revenue primarily resulted from a $326.5 million increase in direct revenue from our Goods category. We began increasing the number of product deals offered in our EMEA segment for which we sell merchandise inventory directly to our customers through our online marketplaces beginning in September 2013. As a result, the proportion of direct revenue deals in the Goods category of our EMEA segment increased for the year ended

December 31, 2014 as compared to the prior year.
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
Rest of World
Rest of World segment revenue decreased by $52.9 million to $256.5 million for the year ended December 31, 2014, as compared to $309.4 million for the year ended December 31, 2013. The decrease was primarily due to a $34.8 million decrease in revenue from our Local category, which resulted from a $19.9 million decrease in gross billings and a decrease in the percentage of gross billings that we retained after deducting the merchant's share to 32.6% for the year ended December 31, 2014, as compared to 38.6% for the year ended December 31, 2013. Revenue from our Goods category decreased by $13.8 million for the year ended December 31, 2014, as compared to the prior year, due to a $10.3 million decrease in third party revenue, which resulted from a $13.3 million decrease in gross billings and a reduction in the percentage of gross billings that we retained after deducting the merchant's share to 21.2% for the year ended December 31, 2014, as compared to 23.8% in the prior year. In our Rest of World segment, revenue from transactions in our Goods category are primarily presented on a net basis within third party revenue, as we have not typically been the merchant of record for those transactions outside of the United States and EMEA. These decreases in the percentage of gross billings that we retained after deducting the merchant's share primarily reflect the overall results of individual deal-by-deal negotiations with our merchants and can vary significantly from period-to-period. We were willing to accept lower deal margins, as compared to the prior year period, in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants.
The decrease in revenue for our Rest of World segment was also due to a decrease in active customers and the unfavorable impact of year-over-year changes in foreign exchange rates, partially offset by an increase in gross billings per average active customer and increased unit sales for the year ended December 31, 2014, as compared to the prior year. The unfavorable impact on revenue from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $26.4 million.
Cost of Revenue
Cost of revenue on third party, direct revenue and other revenue for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Cost of revenue:
Third party	$187,151	$224,840
Direct	1,373,756	840,060
Other	15,907	7,222
Total cost of revenue	$1,576,814	$1,072,122
Cost of revenue increased by $504.7 million to $1,576.8 million for the year ended December 31, 2014, as compared to $1,072.1 million for the year ended December 31, 2013, which was attributable to the growth in direct revenue from our Goods category. The increase in cost of revenue was primarily driven by the cost of inventory and related shipping and fulfillment costs on direct revenue deals, which were not as significant during the prior year.

Cost of Revenue by Segment
Cost of revenue by segment for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$106,375	6.7%	$98,697	9.2%
Direct	986,103	62.6	709,824	66.2
Total segment cost of revenue	1,092,478	69.3	808,521	75.4
EMEA:
Third party	39,578	2.5	70,102	6.5
Direct	364,638	23.1	102,687	9.6
Total segment cost of revenue	404,216	25.6	172,789	16.1
Rest of World:
Third party	57,105	3.6	63,263	5.9
Direct	23,015	1.5	27,549	2.6
Total segment cost of revenue	80,120	5.1	90,812	8.5
Total cost of revenue	$1,576,814	100.0%	$1,072,122	100.0%
Cost of revenue by category and segment for the years ended December 31, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$93,538	$89,123	$26,634	$46,295	$21,905	$28,604	$142,077	$164,022
Direct	—	2,554	—	—	—	—	—	2,554
Total	93,538	91,677	26,634	46,295	21,905	28,604	142,077	166,576

Travel:
Third party	11,983	7,484	4,728	7,047	6,475	5,014	23,186	19,545
Total services	105,521	99,161	31,362	53,342	28,380	33,618	165,263	186,121

Goods:
Third party	854	2,090	8,216	16,760	28,725	29,645	37,795	48,495
Direct	986,103	707,270	364,638	102,687	23,015	27,549	1,373,756	837,506
Total	986,957	709,360	372,854	119,447	51,740	57,194	1,411,551	886,001

Total cost of revenue	$1,092,478	$808,521	$404,216	$172,789	$80,120	$90,812	$1,576,814	$1,072,122

(1)	Includes cost of revenue from deals with local merchants and national merchants and through local events.
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

EMEA
EMEA cost of revenue increased by $231.4 million to $404.2 million for the year ended December 31, 2014, as compared to $172.8 million for the year ended December 31, 2013. The increase in cost of revenue was primarily driven by the cost of inventory related to direct revenue deals in our Goods category, as we began increasing the number of product deals offered in our EMEA segment for which we sell merchandise inventory directly to our customers through our online marketplaces beginning in September 2013.
Rest of World
Rest of World cost of revenue decreased by $10.7 million to $80.1 million for the year ended December 31, 2014, as compared to $90.8 million for the year ended December 31, 2013. The decrease in cost of revenue was primarily driven by the decrease in revenue for the year ended December 31, 2014 as compared to the prior year.
Gross Profit
Gross profit for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Gross profit:
Third party	$1,287,793	$1,416,144
Direct	167,356	78,941
Other	10,160	6,448
Total gross profit	$1,465,309	$1,501,533
Gross profit decreased by $36.2 million to $1,465.3 million for the year ended December 31, 2014, as compared to $1,501.5 million for the year ended December 31, 2013. This decrease in gross profit resulted from the $504.7 million increase in cost of revenue during the year ended December 31, 2014, partially offset by the $468.5 million increase in revenue. The acquisition of Ideel contributed $12.0 million of gross profit for the year ended December 31, 2014.
Gross profit as a percentage of revenue decreased to 48.2% for the year ended December 31, 2014, as compared to 58.3% for the year ended December 31, 2013. The decrease in gross profit as a percentage of revenue during the year ended December 31, 2014, as compared to the prior year, was primarily attributable to the increase in direct revenue.
Gross profit on third party revenue decreased by $128.4 million to $1,287.8 million for the year ended December 31, 2014, as compared to $1,416.1 million for the year ended December 31, 2013. This decrease in gross profit resulted from the $166.0 million decrease in third party revenue. Gross profit as a percentage of revenue on third party revenue deals increased to 87.3% for the year ended December 31, 2014, as compared to 86.3% for the year ended December 31, 2013.
Gross profit on direct revenue increased by $88.4 million to $167.4 million for the year ended December 31, 2014, as compared to $78.9 million for the year ended December 31, 2013. This increase in gross profit resulted from the $622.1 million increase in direct revenue to $1,541.1 million for the year ended December 31, 2014, as compared to $919.0 million for the year ended December 31, 2013, partially offset by the $533.7 million increase in cost of revenue on direct revenue deals to $1,373.8 million for the year ended December 31, 2014, as compared to $840.1 million for the year ended December 31, 2013. Gross profit as a percentage of revenue on direct revenue deals increased to 10.9% for the year ended December 31, 2014, as compared to 8.6% for the year ended December 31, 2013. The increase in gross profit as a percentage of revenue on direct revenue deals was attributable, in part, to lower shipping and fulfillment costs as a percentage of direct revenue, partially offset by increased cost of inventory sold as a percentage of direct revenue.

Gross Profit by Segment
Gross profit by segment for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	% of total	2013	% of total
	(dollars in thousands)
North America:
Third party and other	$643,173	43.9%	$646,866	43.1%
Direct	88,810	6.1	65,971	4.4
Total gross profit	731,983	50.0	712,837	47.5
EMEA:
Third party	479,208	32.7	556,932	37.1
Direct	77,706	5.3	13,194	0.9
Total gross profit	556,914	38.0	570,126	38.0
Rest of World:
Third party	175,572	12.0	218,794	14.6
Direct	840	—	(224)	0.1
Total gross profit	176,412	12.0	218,570	14.5
Total gross profit	$1,465,309	100.0%	$1,501,533	100.0%
Gross profit by category and segment for the years ended December 31, 2014 and 2013 was as follows (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Local (1):
Third party and other	$581,067	$582,723	$364,545	$383,725	$125,343	$153,406	$1,070,955	$1,119,854
Direct	—	(782)	—	—	—	—	—	(782)
Total	581,067	581,941	364,545	383,725	125,343	153,406	1,070,955	1,119,072

Travel:
Third party	56,994	48,824	59,229	56,850	19,932	25,689	136,155	131,363
Total services	638,061	630,765	423,774	440,575	145,275	179,095	1,207,110	1,250,435

Goods:
Third party	5,112	15,319	55,434	116,357	30,297	39,699	90,843	171,375
Direct	88,810	66,753	77,706	13,194	840	(224)	167,356	79,723
Total	93,922	82,072	133,140	129,551	31,137	39,475	258,199	251,098

Total gross profit	$731,983	$712,837	$556,914	$570,126	$176,412	$218,570	$1,465,309	$1,501,533

(1)	Includes gross profit from deals with local and national merchants and through local events.
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
Rest of World
Rest of World gross profit decreased by $42.2 million to $176.4 million for year ended December 31, 2014, as compared to $218.6 million for the year ended December 31, 2013. The decrease in gross profit was comprised of a $28.1 million decrease in our Local category, an $8.3 million decrease in our Goods category and a $5.8 million decrease in our Travel category.
Marketing
For the years ended December 31, 2014 and 2013, marketing expense was $242.0 million and $214.8 million, respectively. Marketing expense by segment as a percentage of segment gross billings, as a percentage of segment revenue and as a percentage of total marketing expense for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing	2013	% of Segment Gross Billings	% of Segment Revenue	% of Total Marketing
	(dollars in thousands)
North America	$137,648	4.2%	7.5%	56.9%	$113,612	4.0%	7.5%	52.9%
EMEA	76,752	3.7	8.0	31.7	65,130	3.3	8.8	30.3
Rest of World	27,554	3.1	10.7	11.4	36,082	3.9	11.7	16.8
Total marketing	$241,954	3.9	8.0	100.0%	$214,824	3.7	8.3	100.0%
Marketing is the primary method by which we acquire customers, and as such, is an important element of our business. Marketing expense increased by $27.1 million to $242.0 million for the year ended December 31, 2014, as compared to $214.8 million for the year ended December 31, 2013. Marketing expense as a percentage of gross billings and revenue of 3.9% and 8.0%, respectively, for the year ended December 31, 2014, was consistent with 3.7% and 8.3%, respectively, for the year ended December 31, 2013. The favorable impact on marketing from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $1.6 million.
North America
North America marketing expense increased by $24.0 million to $137.6 million for the year ended December 31, 2014, as compared to $113.6 million for the year ended December 31, 2013. The increase in marketing expense was primarily attributable to increased spending on online marketing channels, such as search engine marketing, display advertising and affiliate programs that utilize third parties to promote our deals online, in connection with our initiatives to grow our active customer base and increase awareness of our pull marketplace.
EMEA
EMEA marketing expense increased by $11.6 million to $76.8 million for the year ended December 31, 2014, as compared to $65.1 million for the year ended December 31, 2013. The increase in marketing expense was primarily due to increased spending on online marketing channels, such as search engine marketing, display advertising and affiliate programs that utilize third parties to promote our deals online, in connection with our initiatives to grow our active customer base and increase awareness of our marketplaces.
Rest of World
Rest of World marketing expense decreased by $8.5 million to $27.6 million for the year ended December 31, 2014, as compared to $36.1 million for the year ended December 31, 2013. The decrease in marketing expense was primarily due to reduced spending on online marketing channels, such as search engine marketing, display advertising and affiliate programs that utilize third parties to promote our deals online.
Selling, General and Administrative

Selling, general and administrative expense decreased by $19.6 million to $1,191.4 million for the year ended December 31, 2014, as compared to $1,211.0 million for the year ended December 31, 2013. This decrease primarily resulted from a $17.9 million favorable impact on selling, general and administrative expenses from year-over-year changes in foreign exchange rates for the year ended December 31, 2014, as compared to the prior year.
For the year ended December 31, 2014, selling, general and administrative expense as a percentage of gross billings and revenue was 19.1% and 39.2%, respectively, as compared to 21.0% and 47.1%, respectively, for the year ended December 31, 2013. While gross billings increased by $480.5 million, or 8.3%, and revenue increased by $468.5 million, or 18.2%, for the year ended December 31, 2014, as compared to the prior year, selling, general and administrative expense decreased by $19.6 million, or 1.6%. We continued to refine our sales management and administrative processes during 2014, including through automation and ongoing regionalization of back-office functions, in connection with our efforts to generate increased operating efficiencies.
Acquisition‑Related Expense (Benefit), Net
For the years ended December 31, 2014 and 2013, we incurred a net acquisition-related expense of $1.3 million and a benefit of less than $0.1 million, respectively. For the year ended December 31, 2014, the net acquisition-related expense included $3.7 million of external transaction costs, primarily related to the acquisitions of Ticket Monster and Ideel as described in Note 4, "Business Combinations," partially offset by $2.4 million related to changes in the fair value of contingent consideration.
Income (Loss) from Operations
Income from operations decreased by $45.1 to $30.7 million for the year ended December 31, 2014, as compared to $75.8 million for the year ended December 31, 2013. The decrease in income from operations for the year ended December 31, 2014, as compared to the prior year, was due to the increase in marketing expense of $27.1 million and the decrease in gross profit of $36.2 million, partially offset by the decrease in selling, general and administrative expense of $19.6 million. The favorable impact on income from operations from year-over-year changes in foreign exchange rates for the year ended December 31, 2014 was $2.7 million.
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
Rest of World
Segment operating loss in our Rest of World segment, which excludes stock-based compensation and acquisition-related expense (benefit), net, decreased by $28.8 million to a loss of $26.2 million for the year ended December 31, 2014, as compared to a loss of $54.9 million for the year ended December 31, 2013. The decrease in segment operating loss was attributable to a decrease in segment operating expenses, partially offset by a decrease in segment gross profit.
Other Income (Expense), Net
Other expense, net was $33.5 million for the year ended December 31, 2014, as compared to $94.7 million for the year ended December 31, 2013. The 2014 loss was primarily comprised of $31.5 million in foreign currency losses and $2.0 million of other-than-temporary impairments related to minority investments. The foreign currency losses resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the significant decline in the Euro against the U.S. dollar from an exchange rate of 1.3763 on December 31, 2013 to 1.2152 on December 31, 2014. For the year ended December 31, 2013, other income (expense), net was primarily comprised of $85.9 million of other-than-temporary impairments related to minority investments and $10.3 million of foreign currency losses.

Provision (Benefit) for Income Taxes
For the years ended December 31, 2014 and 2013, we recorded income tax expense of $15.7 million and $70.0 million, respectively.
The effective tax rate was (572.0)% for the year ended December 31, 2014, as compared to (370.4)% for the year ended December 31, 2013. Significant factors impacting our effective tax rate for the years ended December 31, 2014 and 2013 included losses in jurisdictions that we were not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property and nondeductible stock-based compensation expense.
We are subject to income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. For the year ended December 31, 2014, we decreased our liabilities for uncertain tax positions and recognized income tax benefits of $28.7 million and $24.4 million, respectively, as a result of new information that impacted our estimate of the amount that is more-likely-than not of being realized upon settlement of a tax position and due to expirations of applicable statutes of limitations.
Income (Loss) from Discontinued Operations
In January 2014, we acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster. On May 27, 2015, the Company sold a controlling stake in Ticket Monster that resulted in its deconsolidation. The financial results of Ticket Monster for the year ended December 31, 2014 are presented as discontinued operations.
The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the year ended December 31, 2014 (in thousands):

Year Ended December 31,
2014
Third party and other revenue	$126,528
Direct revenue	23,037
Third party and other cost of revenue	(38,827)
Direct cost of revenue	(26,861)
Marketing expense	(27,089)
Selling, general and administrative expense	(102,331)
Other income (expense), net	97
Loss from discontinued operations before gain on disposition and provision for income taxes	(45,446)
Gain on disposition	—
Provision for income taxes	—
Income (loss) from discontinued operations, net of tax	$(45,446)
No income taxes were recognized for the year ended December 31, 2014 because valuation allowances were provided against the related net deferred tax assets.

Non-GAAP Financial Measures
In addition to financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP financial measures: Adjusted EBITDA, free cash flow and foreign exchange rate neutral operating results. These non-GAAP financial measures, which are presented on a continuing operations basis, are intended to aid investors in better understanding our current financial performance and prospects for the future as seen through the eyes of management. We believe that these non- GAAP financial measures facilitate comparisons with our historical results and with the results of peer companies who present similar measures (although other companies may define non-GAAP measures differently than we define them, even when similar terms are used to identify such measures). However, these non-GAAP financial measures are not intended to be a substitute for those reported in accordance with U.S. GAAP.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation, acquisition-related expense (benefit), net and other items that are unusual in nature or infrequently occurring. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the year ended December 31, 2015, items that we believe to be unusual in nature or infrequently occurring were (a) charges related to our restructuring plan, (b) the gain on our disposition of Groupon India, (c) the write-off of a prepaid asset related to a marketing program that was discontinued because the counterparty ceased operations and (d) the expense related to a significant increase in the contingent liability for our securities litigation matter. There were no items included within operating income for the years ended December 31, 2014 and 2013 that we believe to be unusual in nature or infrequently occurring. We exclude items that are unusual in nature or infrequently occurring from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Income (loss) from continuing operations" for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income (loss) from continuing operations	$(89,171)	$(18,473)	$(88,946)
Adjustments:
Stock-based compensation (1)	141,734	115,290	121,462
Depreciation and amortization	132,970	115,041	89,449
Acquisition-related expense (benefit), net	1,857	1,269	(11)
Restructuring charges	29,568	—	—
Gain on disposition of business	(13,710)	—	—
Prepaid marketing write-off	6,690	—	—
Securities litigation expense	37,500	—	—
Non-operating (income) expense, net	28,539	33,450	94,663
Provision (benefit) for income taxes	(19,145)	15,724	70,037
Total adjustments	346,003	280,774	375,600
Adjusted EBITDA	$256,832	$262,301	$286,654

(1)
Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing" on the consolidated statements of operations. "Non-operating income (expense), net" includes $0.3 million of additional stock-based compensation for the year ended December 31, 2015.

Free cash flow. Free cash flow is a non-GAAP financial measure that comprises net cash provided by operating activities from continuing operations less purchases of property and equipment and capitalized software from continuing operations. We use free cash flow to conduct and evaluate our business because, although it is similar to cash flow from continuing operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal use and website development costs are necessary components of our ongoing operations. Due to the impact of seasonality on our cash flows, we also use trailing twelve months free cash flow to conduct and evaluate our business. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period.
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

The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by (used in) operating activities from continuing operations," for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013

Net cash provided by (used in) operating activities from continuing operations	$292,118	$252,497	$218,432
Purchases of property and equipment and capitalized software from continuing operations	(83,988)	(83,560)	(63,505)
Free cash flow	$208,130	$168,937	$154,927

Net cash provided by (used in) investing activities from continuing operations	$(177,250)	$(152,818)	$(96,315)
Net cash provided by (used in) financing activities	$(508,156)	$(194,156)	$(81,697)
Foreign exchange rate neutral operating results. Foreign exchange rate neutral operating results show current period operating results as if foreign currency exchange rates had remained the same as those in effect in the prior year period. These measures are intended to facilitate comparisons to our historical performance. For a reconciliation of foreign exchange rate neutral operating results to the most comparable U.S. GAAP financial measures, see "Results of Operations" above.
Liquidity and Capital Resources
As of December 31, 2015, we had $853.4 million in cash and cash equivalents, which primarily consisted of cash and money market funds.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows provided by operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. We generated positive cash flow from operations for the year ended December 31, 2015 and we expect cash flows from operations to be positive in annual periods for the foreseeable future. We generally use this cash flow to fund our operations, make acquisitions, purchase capital assets, purchase stock under our share repurchase program and meet our other cash operating needs. Cash flow provided by operations, including discontinued operations, was $254.9 million, $288.8 million and $218.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2015, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $366.1 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In August 2014, we entered into a three-year senior secured revolving credit agreement (the "Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million. Borrowings under the Credit Agreement bear interest, at our option, at a rate per annum equal to the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the Credit Agreement) plus an additional margin ranging between 0.25% and 2.00%. We are required to pay quarterly commitment fees ranging from 0.20% to 0.35% per annum of the average daily amount available under the Credit Agreement. The Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $250.0 million. Under the terms of the Credit Agreement, we are required to maintain, as of the last day of each fiscal quarter, unrestricted cash of at least $400.0 million, including $200.0 million in accounts held with lenders under the Credit Agreement or their affiliates. The Credit Agreement also contains various other operating and financial covenants. No borrowings are currently outstanding under the Credit Agreement and we were in compliance with all covenants as of December 31, 2015.
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
In 2015, the Board approved a new share repurchase program, under which we are authorized to repurchase up to $500.0 million of our Class A common stock through August 2017. Prior to commencing repurchases under our existing share repurchase program, we completed our previously authorized two-year, $300.0 million share repurchase program. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the programs may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when the Company might otherwise be precluded from doing so. During the year ended December 31, 2015, we purchased 101,229,061 shares of Class A common stock for an aggregate purchase price of $446.6 million (including fees and commissions) under the share repurchase program. As of December 31, 2015, up to $156.8 million of Class A common stock remains available for repurchase under the share repurchase program.
We currently plan to use our cash and cash equivalents and cash flows generated from our operations to fund share repurchases, strategic minority investments, business acquisitions and other transactions and investments in technology and marketing. Additionally, we have the ability to borrow funds under the Credit Agreement, as described above. We may also seek to raise additional long-term financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for share repurchases, future acquisitions or other strategic investment opportunities.

Cash Flow
Our net cash flows from operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations	$292,118	$252,497	$218,432
Operating activities from discontinued operations	(37,248)	36,327	—
Operating activities	254,870	288,824	218,432
Investing activities from continuing operations	(177,250)	(152,818)	(96,315)
Investing activities from discontinued operations	244,470	(76,638)	—
Investing activities	67,220	(229,456)	(96,315)
Financing activities	(508,156)	(194,156)	(81,697)
Effect of changes in exchange rates on cash and cash equivalents, including cash classified within current assets held for sale	(32,485)	(33,771)	(9,237)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(218,551)	(168,559)	31,183
Less: Net increase (decrease) in cash classified within current assets held for sale	(55,279)	55,279	—
Net increase (decrease) in cash and cash equivalents	$(163,272)	$(223,838)	$31,183
Cash Provided by (Used in) Operating Activities
Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain items, including depreciation and amortization, stock-based compensation, restructuring charges, gain on disposition of business, deferred income taxes and the effect of changes in working capital and other items.

Our current merchant arrangements are structured as either a redemption payment model or a fixed payment model defined as follows:

Redemption payment model - We typically pay merchants upon redemption for a majority of the third party offerings available through our online marketplaces in our EMEA and Rest of World segments. Under our redemption merchant payment model, we collect payments at the time customers purchase vouchers and make payments to merchants at a subsequent date. Using this payment model, merchants are not paid until the customer redeems the voucher that has been purchased. If a customer does not redeem the voucher under this payment model, we retain all of the gross billings from the unredeemed voucher. The redemption model generally improves our overall cash flow because we do not pay our merchants until the customer redeems the voucher.
Fixed payment model - We typically pay merchants under the fixed payment model for a majority of the offerings available through our online marketplace in North America. Under the fixed payment model, merchants are paid regardless of whether the voucher is redeemed. For third party offerings in which the merchant has a continuous presence on our websites and mobile applications by offering deals for an extended period of time, which currently represents a substantial majority of our third party offerings in North America, we remit payments to the merchant on an ongoing basis, generally bi-weekly, throughout the term of the offering. For product offerings in our Goods category, payment terms with inventory suppliers across our three segments typically range from net 30 days to net 60 days.

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

For the year ended December 31, 2015, our net cash provided by operating activities from continuing operations was $292.1 million, which resulted from a $255.2 million net increase for certain non-cash items and a $126.1 million net increase related to changes in working capital and other assets and liabilities, partially offset by an $89.2 million net loss from continuing operations. The net increase in cash resulting from changes in working capital activities consisted of a $56.0 million increase in accrued expenses and other current liabilities, a $40.2 million increase in accrued merchant and supplier payables, a $13.3 million decrease in accounts receivable, an $8.6 million increase in accounts payable, a $21.5 million decrease in prepaid expenses and other current assets and a $4.6 million decrease in restricted cash, partially offset by a $18.2 million net decrease from other items, which primarily resulted from changes in liabilities for uncertain tax positions. The $56.0 million increase in accrued expenses and other current liabilities was primarily driven by the $37.5 million increase in the contingent liability for our securities litigation matter. The $40.2 million increase in accrued merchant and supplier payables was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2015. The net adjustments for certain non-cash items include $142.1 million of stock-based compensation expense and $133.0 million of depreciation and amortization expense, $7.3 million of restructuring-related long-lived asset impairment charges, $9.0 million of deferred income taxes and $2.9 million in losses from changes in the fair value of investments, partially offset by a $13.7 million gain on the disposition of a business and $7.6 million of excess tax benefits on stock-based compensation. For the year ended December 31, 2015, net cash used in operating activities from discontinued operations was $37.2 million, which primarily consisted of a $156.0 million net decrease for certain non-cash items, partially offset by $122.9 million of net income from discontinued operations. Non-cash items primarily consisted of the pre-tax gain of $202.2 million on the disposition of Ticket Monster, partially offset by $34.2 million in deferred income taxes, $6.3 million of amortization expense related to acquired intangible assets and $5.3 million of stock-based compensation expense.
For the year ended December 31, 2014, our net cash provided by operating activities from continuing operations was $252.5 million, which resulted from a $203.3 million net increase for certain non-cash items and a $67.7 million net increase related to changes in working capital and other assets and liabilities, partially offset by an $18.5 million net loss from continuing operations. The net increase in cash resulting from changes in working capital activities primarily consisted of a $54.9 million increase in accrued merchant and supplier payables, a $32.0 million net increase from other items which includes $31.5 million of foreign currency losses, primarily related to intercompany balances denominated in foreign currencies, a $13.9 million decrease in prepaid expenses and other current assets, and a $7.2 million decrease in restricted cash, partially offset by a $16.3 million increase in accounts receivable, a $14.0 million decrease in accounts payable and a $10.0 million decrease in accrued expenses and other current liabilities. The $54.9 million increase in accrued merchant and supplier payables was primarily due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2014. The net adjustments for certain non-cash items include $115.3 million of stock-based compensation expense and $115.0 million of depreciation and amortization expense, partially offset by $16.0 million of excess tax benefits on stock-based compensation and $11.1 million of deferred income taxes. For the year ended December 31, 2014, net cash provided by operating activities from discontinued operations was $36.3 million, which primarily resulted from a $36.4 million increase for certain non-cash items and a $45.3 million net increase related to changes in working capital, partially offset by the $45.4 million net loss from discontinued operations.
For the year ended December 31, 2013, our net cash provided by operating activities was $218.4 million, which resulted from a $255.2 million net increase for certain non-cash items and a $52.2 million net increase related to changes in working capital and other assets and liabilities, partially offset by an $88.9 million net loss. The net adjustments for certain non-cash items include $121.5 million of stock-based compensation expense, $89.4 million of depreciation and amortization expense and an $85.9 million impairment of our investments in F-tuan, partially offset by $20.5 million of excess tax benefits on stock-based compensation and $18.1 million of deferred income taxes. The net increase in cash resulting from changes in working capital activities primarily consisted of an $88.5 million increase in accrued merchant and supplier payables, an $11.0 million decrease in accounts receivable and a $40.7 million net increase from other items, including a $19.1 million increase in liabilities for uncertain tax positions and $10.3 million of foreign currency transaction losses, primarily related to intercompany balances denominated in foreign currencies, partially offset by a $62.9 million increase in prepaid expenses and other current assets and a $31.3 million decrease in accounts payable. The significant increase in merchant and supplier payables was primarily attributable to amounts owed to suppliers of merchandise inventory due to the seasonal increase in direct revenue in our Goods category during the holiday season.
Cash Provided by (Used in) Investing Activities

Cash flows provided by (used in) investing activities primarily consists of capital expenditures, acquisitions and dispositions of businesses and minority investments.
For the year ended December 31, 2015, our net cash used in investing activities from continuing operations of $177.3 million consisted of $84.0 million in capital expenditures, including capitalized internally-developed software, $69.9 million in net cash paid for acquisitions as described in Note 4, "Business Combinations," $25.3 million for purchases of investments, $1.6 million in purchases of intangible assets, $1.4 million of cash that was derecognized upon the disposition of Groupon India and $1.1 million related to the settlement of liabilities from purchases of additional interests in consolidated subsidiaries, partially offset by $6.0 million of proceeds from the sale of investments. For the year ended December 31, 2015, our $244.5 million of net cash provided by investing activities from discontinued operations primarily consisted of the cash proceeds received from the sale of a controlling stake in Ticket Monster, net of the cash from that business that was derecognized.
For the year ended December 31, 2014, our net cash used in investing activities from continuing operations of $152.8 million consisted of $83.6 million in capital expenditures, including capitalized internally-developed software, $59.7 million in net cash paid for acquisitions as described in Note 4, "Business Combinations," $6.7 million in purchases of investments, $2.3 million related to the settlement of liabilities from purchases of additional interests in consolidated subsidiaries and $0.5 million in purchases of intangible assets. For the year ended December 31, 2014, our $76.6 million of net cash used in investing activities from discontinued operations primarily consisted of $71.7 million in cash paid for Ticket Monster, net of cash acquired.
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
Cash Provided by (Used in) Financing Activities
For the year ended December 31, 2015, our net cash used in financing activities of $508.2 million was driven primarily by purchases of treasury stock under our share repurchase program of $442.8 million and taxes paid related to net share settlements of stock-based compensation awards of $40.1 million. Our net cash used in financing activities was also due to payments of capital lease obligations of $24.4 million and partnership distributions to noncontrolling interest holders of $13.9 million, partially offset by $7.6 million of excess tax benefits related to stock-based compensation and $5.8 million of proceeds from stock option exercises and our employee stock purchase plan.
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
Free Cash Flow
Free cash flow, a non-GAAP financial measure, was $208.1 million, $168.9 million and $154.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in free cash flow for the year ended December 31, 2015, as compared to the prior year, was due to the $39.6 million increase in our operating cash flows from continuing operations, partially offset by higher capital expenditures.  The increase in free cash flow for the year ended December 31, 2014, as compared to the prior year, was due to the $34.1 million increase in our operating cash flows from continuing operations, partially offset by higher capital expenditures. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.

Contractual Obligations and Commitments
The following table summarizes our future contractual obligations and commitments as of December 31, 2015. The table below excludes $46.5 million of non-current liabilities for unrecognized tax benefits, including interest and penalties, as of December 31, 2015. We cannot make a reasonable estimate of the period of cash settlement for the tax positions classified as non-current liabilities.

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Capital lease obligations (1)	$59,299	$26,644	$23,101	$9,084	$470	$—	$—
Operating lease obligations (2)	270,151	48,262	47,552	36,107	27,102	23,735	87,393
Purchase obligations (3)	45,832	32,982	12,817	33	—	—	—
Total	$375,282	$107,888	$83,470	$45,224	$27,572	$23,735	$87,393

(1)	Capital lease obligations include both principal and interest components of future minimum capital lease payments.

(2)
Operating lease obligations are primarily for office facilities and are non-cancelable. Certain leases contain periodic rent escalation adjustments and renewal and expansion options. Operating lease obligations expire at various dates with the latest maturity in 2025.

(3)	Purchase obligations primarily represent non-cancelable contractual obligations related to information technology products and services.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2015.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions are policies related to revenue recognition, refunds, impairment assessments of goodwill and long-lived assets, income taxes and fair value option investments.
Revenue Recognition
We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collection is reasonably assured.
Third party revenue recognition
We generate third party revenue, where we act as a marketing agent, by selling vouchers ("Groupons") through our online local commerce marketplaces that can be redeemed for goods or services with third party merchants. Our marketplaces include offerings in three primary categories: Local, Goods and Travel.
The revenue recognition criteria are met when the customer purchases a voucher, the voucher has been electronically delivered to the purchaser and a listing of vouchers sold has been made available to the merchant. At that time, our obligations to the merchant, for which we are serving as a marketing agent, are substantially complete. Our remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on our website information about vouchers sold that was previously provided to the merchant, are internal administrative activities. For a portion of the hotel offerings available through our online local marketplaces, customers make reservations directly through our websites. Such reservations are generally cancelable at any time prior to check-in and we defer the revenue on those transactions until the customer's stay commences.
Third party revenue is reported on a net basis as the purchase price received from the customer for the voucher less the portion of the purchase price that is payable to the featured merchant, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Revenue is presented on a net basis because we are acting as a marketing agent of the merchant in the transaction.
For merchant payment arrangements that are structured under a redemption model, merchants are not paid until the customer redeems the voucher that has been purchased. If a customer does not redeem the voucher under this payment model, we retain all of the gross billings. We recognize incremental revenue from unredeemed vouchers and derecognize the related accrued merchant payable when our legal obligation to the merchant expires, which we believe is shortly after deal expiration in most jurisdictions that have payment arrangements structured under a redemption model.
Direct revenue recognition
We evaluate whether it is appropriate to record the gross amount of our sales and related costs by considering a number of factors, including, among other things, whether we are the primary obligor under the arrangement, have inventory risk and have latitude in establishing prices.
Direct revenue is derived primarily from selling merchandise inventory through our Goods category in transactions for which we are the merchant of record. We are the primary obligor in these transactions, are subject to general inventory risk and have latitude in establishing prices. Accordingly, direct revenue is presented on a gross basis, excluding applicable taxes and net of estimated refunds. For purposes of evaluating whether product revenue should be recognized on a gross basis, unmitigated general inventory risk is a strong indicator of whether a seller has the risks and rewards of a principal to the sale transaction. U.S. GAAP specifies that general inventory risk exists if a seller either takes title to a product before that product is ordered by a customer (that is, maintains the product in inventory) or will take title to the product if it is returned by the customer (that is, back-end inventory risk) and the customer has a right of return. We have unmitigated general inventory risk on our direct revenue transactions, which is generally in the form of back-end inventory risk. However, in future periods we may increase the levels of inventory on hand for our Goods category. For Goods transactions in which we act as a marketing agent of a third party merchant, revenue is recorded on a net basis and is presented within third party revenue.
Direct revenue, including associated shipping revenue, is recognized when title passes to the customer upon delivery of the product.
Refunds
We estimate future refunds utilizing a statistical model that incorporates the following data inputs and factors: historical refund experience developed from millions of deals featured on our websites and mobile applications, the relative risk of refunds based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals and expected changes, if any, in our practices in response to refund experience or economic trends that might impact customer demand. The portion of customer refunds for which the merchant's share is not recoverable on third party revenue deals is estimated based on the refunds that are expected to be issued after expiration of the related vouchers, the refunds that are expected to be issued due to merchant bankruptcies or poor customer experience and whether the payment terms of the related merchant contracts are structured using a redemption payment model or a fixed payment model.
We accrue costs associated with refunds within "Accrued expenses and other current liabilities" on the consolidated balance sheets. The cost of refunds for third party revenue where the amounts payable to the merchant are recoverable and for all direct revenue is presented on the consolidated statements of operations as a reduction to revenue. The cost of refunds for third party revenue for which the merchant's share is not recoverable is presented as a cost of revenue.
We assess the trends that could affect our estimates on an ongoing basis and make adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to our refund policies, may cause future refunds to differ from our original estimates. If actual results are not consistent with the estimates or assumptions stated above, we may need to change our future estimates, and the effects could be material to the consolidated financial statements.
Impairment Assessments of Goodwill and Long-Lived Assets
A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations using the acquisition method and allocate the acquisition price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, primarily based upon their estimated fair values at the acquisition date. The difference between the acquisition price and the amounts allocated to the net assets acquired is recorded as goodwill.
In determining the fair values of assets acquired and liabilities assumed in business combinations and for determining fair values in impairment tests, we use one of the following recognized valuation methods: the income approach (including discounted cash flows), the market approach and the cost approach. Our significant estimates in those fair value measurements include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about risk-adjusted discount rates, rates of increase in revenue, cost of revenue, and operating expenses, weighted average cost of capital, rates of long-term growth, and income tax rates. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed in business combinations and for determining fair value in impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.
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
We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets, including identifiable intangible assets, as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of December 31, 2015, our market capitalization of $1.8 billion substantially exceeded our consolidated net book value of $470.6 million.
Our six reporting units as of October 1, 2015 were North America, Southern EMEA, Northern EMEA, Central EMEA, Asia Pacific and Latin America. Our EMEA segment has historically included the following four reporting units: Northern EMEA, Southern EMEA, Western EMEA, and Eastern/Central EMEA. During the first quarter of 2015, we undertook an internal reorganization that combined our operations in Western EMEA and Eastern/Central EMEA into a single reporting unit. As a result, the Company's EMEA segment currently has three reporting units: Northern EMEA, Southern EMEA, and Central EMEA. We performed a qualitative assessment of potential goodwill impairment for the Central EMEA reporting unit upon completion of the reorganization and also performed separate qualitative assessments of potential goodwill impairment for the Western EMEA and Eastern/Central EMEA reporting units immediately prior to the reorganization. Additionally, we performed a qualitative assessment of potential goodwill impairment during the first quarter of 2015 for our APAC reporting unit excluding Ticket Monster, which was classified as held-for-sale effective March 30, 2015. Based on those assessments, which considered current market conditions, recent business performance, growth achieved since the related goodwill was acquired, and the results of quantitative impairment tests performed in recent periods, we determined that the likelihood of a goodwill impairment did not reach the more-likely-than not threshold specified in U.S. GAAP. Accordingly, we concluded that goodwill related to those reporting units was not impaired and further quantitative testing was not required to be performed.
As of the October 1, 2015 testing date, liabilities exceeded assets for the Central EMEA reporting unit. For reporting units with a negative book value (i.e., excess of liabilities over assets), qualitative factors are evaluated to determine whether it is necessary to perform the second step of the goodwill impairment test. Based on that evaluation, which included consideration of the significant growth of the business and improvement in its operating performance since the underlying operations were acquired in May 2010, we determined that the likelihood of a goodwill impairment for the Central EMEA reporting unit did not reach the more-likely-than-not threshold specified in U.S. GAAP. Accordingly, we concluded that the goodwill relating to the Central EMEA reporting unit was not impaired as of October 1, 2015, and step two of the goodwill impairment test was not required to be performed. For all other reporting units, there was no impairment of goodwill because the fair values of those reporting units exceeded their carrying values.
Long-lived assets, such as property, equipment and software and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long‑lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Long-lived assets or disposal groups classified as held for sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. Long-lived assets are not depreciated or amortized while classified as held for sale.

Future changes in our assumptions or the interrelationship of the assumptions described above may negatively impact future valuations. In future measurements of fair value, adverse changes in assumptions could result in an impairment of long-lived assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.

Income Taxes

We account for income taxes using the asset and liability method, under which deferred income tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. We regularly review deferred tax assets to assess whether it is more-likely-than-not that the deferred tax assets will be realized and, if necessary, establish a valuation allowance for portions of such assets to reduce the carrying value.
For purposes of assessing whether it is more-likely-than-not that our deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. We have incurred significant losses in recent years and had accumulated deficits of $901.3 million and $922.0 million as of December 31, 2015 and 2014, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. We have only recognized deferred tax assets to the extent that they will be realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for those jurisdictions in a cumulative loss position for the most recent three-year period. Our operations in the United States continue to have cumulative pre-tax income for the three-year period ended December 31, 2015, which included a pre-tax gain resulting from the sale of a controlling stake in Ticket Monster in May 2015. However, due to our recent decision to increase marketing spending by up to $200.0 million in 2016 in connection with our efforts to accelerate customer growth, our operations in the United States are expected incur a pre-tax loss in 2016 and those operations are forecasted to have a cumulative loss for the three-year period ending December 31, 2016. As a result of the forecasted cumulative three-year pre-tax loss that is expected to arise in the coming year, as well as the pre-tax losses from continuing operations generated in the current and prior year, we recognized a valuation allowance against our net deferred tax assets in the United States during the fourth quarter of 2015, which resulted in a $26.0 million charge to income tax expense.
Outside of the United States, we continue to maintain valuation allowances against foreign deferred tax assets to reduce those deferred tax assets to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.
We are subject to taxation in the United States, various state and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, and by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not criterion, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Based on our review of this matter and our intercompany cost-sharing agreements, we have concluded that an income tax benefit relating to prior year intercompany charges that may ultimately be reversed under our intercompany cost-sharing agreements does not meet the criteria for recognition in our consolidated financial statements as of December 31, 2015. We will continue to monitor ongoing developments with respect to the Altera case and the related IRS regulations in future periods and if we determine that the recognition criteria are met in a subsequent period, an income tax benefit of approximately $14.0 million would be recognized at that time.
We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe that our tax estimates are reasonable, the final determination of any tax audits and any related litigation could be materially different from income tax provision accruals and, therefore, could materially affect our operating results or cash flows in the period(s) in which that determination is made.
Fair Value Option Investments

In connection with our dispositions of controlling stakes in Ticket Monster and Groupon India, we obtained minority ownership interests in Monster Holdings LP ("Monster LP") and GroupMax Pte Ltd. ("GroupMax"), entities formed for the purpose of acquiring those businesses. We have made irrevocable elections to account for our investments in Monster LP and GroupMax at fair value with changes in fair value reported in earnings. The aggregate fair value of those two investments was $130.7 million as of December 31, 2015, which represented 7.3% of our consolidated total assets.

At initial recognition of our investments in Monster LP and GroupMax, we measured their fair values using the backsolve valuation method, which is a form of the market approach. Under this method, assumptions are made about the expected time to liquidity, volatility and risk-free rate such that the prices paid by a third party investor in a recent financing round can be used to determine the value of the entity and its other securities using option pricing methodologies. The initial fair value of our investment in Monster LP was based on the contractual liquidation preferences and the following assumptions: 4-year expected time to a liquidity event, 60% volatility and a 1.3% risk-free rate. The initial fair value of our investment in GroupMax was based on the contractual liquidation preferences and the following assumptions: 5-year expected time to a liquidity event, 65% volatility and a 1.6% risk-free rate. The initial fair values of Monster LP and GroupMax, determined using the backsolve method, were calibrated to discounted cash flow valuations and were further corroborated using a market approach based on market multiples.

Subsequent to initial recognition, there have been no significant third party investments in Monster LP and GroupMax that could be used to estimate their fair values using the backsolve method. As such, we have primarily measured the fair values of these investments in subsequent periods using the discounted cash flow method, which is an income approach. Under that method, the first step in determining the fair values of the investments that we hold is to estimate the fair values of the investees in their entirety. The key inputs to determining those fair values are cash flow forecasts and discount rates. As of December 31, 2015, we applied discount rates of 22% and 20%, respectively, in our discounted cash flow valuations of Monster LP and GroupMax. We also used a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair values of Monster LP and GroupMax as of December 31, 2015. The discounted cash flow and market approach valuations were then evaluated and weighted to determine the amounts that are most representative of the fair values of the investees.

Once we have determined the fair values of the investees, we then determine the fair values of our specific investments in those entities. Both Monster LP and GroupMax have complex capital structures, so we apply an option-pricing model that considers the liquidation preferences of the respective classes of ownership interests in those entities to determine the fair values of the specific ownership interests that we hold.

Estimating the fair values of our investments in Monster LP and GroupMax requires significant judgment regarding the assumptions that market participants would use in pricing those assets. As the fair value measurements involve significant unobservable inputs, such as cash flow projections and discount rates, they are classified as Level 3 within the fair value hierarchy. Future changes in judgment about the related fair value inputs, including changes that may result from any subsequent financing transactions undertaken by those investees, could result in significant increases or decreases in fair value that would be recognized in earnings.

Both Monster LP and GroupMax have been pursuing growth strategies in which they are spending significantly on marketing and offering customer incentives that frequently result in low or negative margins. Those strategies, which are consistent with the business plans contemplated at the time Monster LP and GroupMax received third party investments in May 2015 and August 2015, respectively, have generated significant operating losses and negative cash flows as the entities build their respective active customer bases. If Monster LP or GroupMax seek additional financing in order to fund their growth strategies, such financing transactions may result in dilution of our ownership stakes and they may occur at lower valuations than the investment transactions in 2015, which could significantly decrease the fair values of our investments in those entities. Additionally, if they are unable to obtain any such financing, those entities could need to significantly reduce their spending and use of customer incentives in order to fund their operations. Such actions likely would result in reduced growth forecasts, which also could significantly decrease the fair values of our investments in those entities.

Recently Issued Accounting Standards
For a description of recently issued accounting standards, please see Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Japanese yen, Swiss Franc and Brazilian real, which exposes us to foreign currency risk. For the year ended December 31, 2015, we derived approximately 27.8% and 6.6% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.

We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of December 31, 2015 and 2014.

As of December 31, 2015, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $32.4 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $3.2 million. This compares to a $44.6 million working capital deficit subject to foreign currency exposure as of December 31, 2014, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $4.5 million.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In August 2014, the Company entered into a three-year Credit Agreement that provides for aggregate principal borrowings up to $250.0 million. As of December 31, 2015, there were no borrowings outstanding under the Credit Agreement. Because our Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we draw down under the Credit Agreement. We also have $30.9 million of long-term capital lease obligations and investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We do not believe that the interest rate risk on the long-term capital lease obligations and investments is significant.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the year ended December 31, 2015.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2015 and 2014 and for the Years Ended December 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Groupon, Inc.
We have audited the accompanying consolidated balance sheets of Groupon, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Groupon, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Groupon, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 11, 2016

GROUPON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$853,362	$1,016,634
Accounts receivable, net	68,175	90,597
Prepaid expenses and other current assets	153,705	192,382
Current assets held for sale	—	85,445
Total current assets	1,075,242	1,385,058
Property, equipment and software, net	198,897	176,004
Goodwill	287,332	236,756
Intangible assets, net	36,483	30,609
Investments (including $163.7 million and $7.4 million at December 31, 2015 and December 31, 2014, respectively, at fair value)	178,236	24,298
Deferred income taxes	3,454	57,594
Other non-current assets	16,620	16,173
Non-current assets held for sale	—	301,105
Total Assets	$1,796,264	$2,227,597
Liabilities and Equity
Current liabilities:
Accounts payable	$24,590	$13,822
Accrued merchant and supplier payables	776,211	772,156
Accrued expenses and other current liabilities	402,724	341,381
Current liabilities held for sale	—	166,239
Total current liabilities	1,203,525	1,293,598
Deferred income taxes	8,612	32,771
Other non-current liabilities	113,540	129,531
Non-current liabilities held for sale	—	6,753
Total Liabilities	1,325,677	1,462,653
Commitments and contingencies (see Note 10)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 717,387,446 shares issued and 588,919,281 shares outstanding at December 31, 2015 and 699,008,084 shares issued and 671,768,980 shares outstanding at December 31, 2014	72	70
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,964,453	1,847,420
Treasury stock, at cost, 128,468,165 shares at December 31, 2015 and 27,239,104 shares at December 31, 2014	(645,041)	(198,467)
Accumulated deficit	(901,292)	(921,960)
Accumulated other comprehensive income (loss)	51,206	35,763
Total Groupon, Inc. Stockholders' Equity	469,398	762,826
Noncontrolling interests	1,189	2,118
Total Equity	470,587	764,944
Total Liabilities and Equity	$1,796,264	$2,227,597

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Third party and other	$1,372,533	$1,501,011	$1,654,654
Direct	1,746,983	1,541,112	919,001
Total revenue	3,119,516	3,042,123	2,573,655
Cost of revenue:
Third party and other	188,932	203,058	232,062
Direct	1,545,519	1,373,756	840,060
Total cost of revenue	1,734,451	1,576,814	1,072,122
Gross profit	1,385,065	1,465,309	1,501,533
Operating expenses:
Marketing	254,335	241,954	214,824
Selling, general and administrative	1,192,792	1,191,385	1,210,966
Restructuring charges	29,568	—	—
Gain on disposition of business	(13,710)	—	—
Acquisition-related expense (benefit), net	1,857	1,269	(11)
Total operating expenses	1,464,842	1,434,608	1,425,779
Income (loss) from operations	(79,777)	30,701	75,754
Other income (expense), net	(28,539)	(33,450)	(94,663)
Income (loss) from continuing operations before provision (benefit) for income taxes	(108,316)	(2,749)	(18,909)
Provision (benefit) for income taxes	(19,145)	15,724	70,037
Income (loss) from continuing operations	(89,171)	(18,473)	(88,946)
Income (loss) from discontinued operations, net of tax	122,850	(45,446)	—
Net income (loss)	33,679	(63,919)	(88,946)
Net income attributable to noncontrolling interests	(13,011)	(9,171)	(6,447)
Net income (loss) attributable to Groupon, Inc.	$20,668	$(73,090)	$(95,393)

Basic net income (loss) per share:
Continuing operations	$(0.16)	$(0.04)	$(0.14)
Discontinued operations	0.19	(0.07)	—
Basic net income (loss) per share	$0.03	$(0.11)	$(0.14)

Diluted net income (loss) per share:
Continuing operations	$(0.16)	$(0.04)	$(0.14)
Discontinued operations	0.19	(0.07)	—
Diluted net income (loss) per share	$0.03	$(0.11)	$(0.14)

Weighted average number of shares outstanding
Basic	650,106,225	674,832,393	663,910,194
Diluted	650,106,225	674,832,393	663,910,194

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Income (loss) from continuing operations	$(89,171)	$(18,473)	$(88,946)
Other comprehensive income (loss) from continuing operations:
Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	7,725	19,589	12,933
Reclassification adjustments included in income (loss) from continuing operations	(192)	—	—
Net change in unrealized gain (loss)	7,533	19,589	12,933
Defined benefit pension plan adjustment:
Pension liability adjustment	(113)	(1,500)	—
Amortization of pension net actuarial loss (gains) to earnings	100	—	—
Net change in unrealized gain (loss) (net of tax effect of $3 and $285 for the years ended December 31, 2015 and 2014, respectively)	(13)	(1,500)	—
Available-for-sale securities:
Net unrealized gain (loss) during the period	(41)	(210)	(175)
Reclassification adjustment for impairment included in net income (loss) from continuing operations	—	831	—
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $25, $383 and $(108) for the years ended December 31, 2015, 2014 and 2013, respectively)	(41)	621	(175)
Other comprehensive income (loss) from continuing operations	7,479	18,710	12,758
Comprehensive income (loss) from continuing operations	(81,692)	237	(76,188)

Income (loss) from discontinued operations	122,850	(45,446)	—
Other comprehensive income (loss) from discontinued operations - Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	(4,349)	(7,964)	—
Reclassification adjustment included in net income (loss) from discontinued operations	12,313	—	—
Net change in unrealized gain (loss)	7,964	(7,964)	—
Comprehensive income (loss) from discontinued operations	130,814	(53,410)	—

Comprehensive income (loss)	49,122	(53,173)	(76,188)
Comprehensive income attributable to noncontrolling interests	(13,011)	(8,984)	(6,821)
Comprehensive income (loss) attributable to Groupon, Inc.	$36,111	$(62,157)	$(83,009)

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Groupon Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2012	656,923,682	$65	$1,485,006	—	$—	$(753,477)	$12,446	$744,040	$(1,939)	$742,101
Net income (loss)	—	—	—	—	—	(95,393)	—	(95,393)	6,447	(88,946)
Foreign currency translation	—	—	—	—	—	—	12,559	12,559	374	12,933
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(175)	(175)	—	(175)
Common stock issued in connection with acquisition of business, net of issuance costs	276,217	—	3,051	—	—	—	—	3,051	—	3,051
Shares issued to settle liability-classified awards and contingent consideration	758,474	—	4,649	—	—	—	—	4,649	—	4,649
Exercise of stock options	4,003,544	—	4,062	—	—	—	—	4,062	—	4,062
Vesting of restricted stock units	15,565,805	2	(2)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	774,288	—	3,241	—	—	—	—	3,241	—	3,241
Tax withholdings related to net share settlements of stock-based compensation awards	(5,752,058)	—	(47,684)	—	—	—	—	(47,684)	—	(47,684)
Stock-based compensation on equity-classified awards	—	—	122,222	—	—	—	—	122,222	—	122,222
Excess tax benefits, net of shortfalls, on stock-based compensation awards	—	—	9,666	—	—	—	—	9,666	—	9,666
Purchases of treasury stock	—	—	—	(4,432,800)	(46,587)	—	—	(46,587)	—	(46,587)
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6,851)	(6,851)
Balance at December 31, 2013	672,549,952	$67	$1,584,211	(4,432,800)	$(46,587)	$(848,870)	$24,830	$713,651	$(1,969)	$711,682
Net income (loss)	—	—	—	—	—	(73,090)	—	(73,090)	9,171	(63,919)
Foreign currency translation	—	—	—	—	—	—	11,812	11,812	(187)	11,625
Pension liability adjustment, net of tax	—	—	—	—	—	—	(1,500)	(1,500)	—	(1,500)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	621	621	—	621
Common stock issued in connection with acquisitions of businesses, net of issuance costs	15,255,180	2	173,813	—	—	—	—	173,815	—	173,815
Shares issued to settle liability-classified awards and contingent consideration	102,180	—	1,041	—	—	—	—	1,041	—	1,041
Purchase of interests in consolidated subsidiaries	—	—	(6,310)	—	—	—	—	(6,310)	2,415	(3,895)
Exercise of stock options	1,029,471	—	1,118	—	—	—	—	1,118	—	1,118
Vesting of restricted stock units	17,323,096	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	857,171	—	5,396	—	—	—	—	5,396	—	5,396
Tax withholdings related to net share settlements of stock-based compensation awards	(5,708,990)	—	(44,509)	—	—	—	—	(44,509)	—	(44,509)
Stock-based compensation on equity-classified awards	—	—	133,230	—	—	—	—	133,230	—	133,230

Tax shortfalls, net of excess tax benefits, on stock-based compensation awards	—	—	(569)	—	—	—	—	(569)	—	(569)
Purchases of treasury stock	—	—	—	(22,806,304)	(151,880)	—	—	(151,880)	—	(151,880)
Partnership distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(7,312)	(7,312)
Balance at December 31, 2014	701,408,060	$70	$1,847,420	(27,239,104)	$(198,467)	$(921,960)	$35,763	$762,826	$2,118	$764,944
Net income (loss)	—	—	—	—	—	20,668	—	20,668	13,011	33,679
Foreign currency translation	—	—	—	—	—	—	15,497	15,497	—	15,497
Pension liability adjustment, net of tax	—	—	—	—	—	—	(13)	(13)	—	(13)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(41)	(41)	—	(41)
Issuance of unvested restricted stock	2,203,861	—	—	—	—	—	—	—	—	—
Exercise of stock options	673,608	—	951	—	—	—	—	951	—	951
Vesting of restricted stock units	21,306,534	3	(3)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,037,198	—	4,857	—	—	—	—	4,857	—	4,857
Tax withholdings related to net share settlements of stock-based compensation awards	(6,841,839)	(1)	(40,818)	—	—	—	—	(40,819)	—	(40,819)
Stock-based compensation on equity-classified awards	—	—	156,386	—	—	—	—	156,386	—	156,386
Tax shortfalls, net of excess tax benefits, on stock-based compensation awards	—	—	(4,340)	—	—	—	—	(4,340)	—	(4,340)
Purchases of treasury stock	—	—	—	(101,229,061)	(446,574)	—	—	(446,574)	—	(446,574)
Partnership distributions to noncontrolling interest holders	—	—		—	—	—	—	—	(13,940)	(13,940)
Balance at December 31, 2015	719,787,422	$72	$1,964,453	(128,468,165)	$(645,041)	$(901,292)	$51,206	$469,398	$1,189	$470,587

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$33,679	$(63,919)	$(88,946)
Less: Income (loss) from discontinued operations, net of tax	122,850	(45,446)	—
Income (loss) from continuing operations	(89,171)	(18,473)	(88,946)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	113,048	94,145	67,823
Amortization of acquired intangible assets	19,922	20,896	21,626
Stock-based compensation	142,069	115,290	121,462
Restructuring-related long-lived asset impairments	7,267	—	—
Gain on disposition of business	(13,710)	—	—
Deferred income taxes	(8,985)	(11,124)	(18,055)
Excess tax benefits on stock-based compensation	(7,629)	(15,980)	(20,454)
Loss on equity method investments	—	459	44
(Gain) loss, net from changes in fair value of contingent consideration	240	(2,444)	(3,171)
Loss from changes in fair value of investments	2,943	—	—
Impairments of investments	—	2,036	85,925
Change in assets and liabilities, net of acquisitions:
Restricted cash	4,630	7,195	2,183
Accounts receivable	13,313	(16,277)	10,989
Prepaid expenses and other current assets	21,545	13,933	(62,906)
Accounts payable	8,601	(14,046)	(31,288)
Accrued merchant and supplier payables	40,217	54,921	88,468
Accrued expenses and other current liabilities	56,040	(9,986)	4,053
Other, net	(18,222)	31,952	40,679
Net cash provided by (used in) operating activities from continuing operations	292,118	252,497	218,432
Net cash provided by (used in) operating activities from discontinued operations	(37,248)	36,327	—
Net cash provided by (used in) operating activities	254,870	288,824	218,432
Investing activities
Purchases of property and equipment and capitalized software	(83,988)	(83,560)	(63,505)
Cash derecognized upon disposition of subsidiary	(1,404)	—	—
Acquisitions of businesses, net of acquired cash	(69,888)	(59,735)	(7,349)
Purchases of investments	(25,289)	(6,726)	(21,982)
Proceeds from sale of investments	6,010	—	—
Settlement of liabilities related to purchase of additional interests in consolidated subsidiaries	(1,072)	(2,297)	(1,959)
Acquisitions of intangible assets	(1,619)	(500)	(1,520)
Net cash provided by (used in) investing activities from continuing operations	(177,250)	(152,818)	(96,315)
Net cash provided by (used in) investing activities from discontinued operations	244,470	(76,638)	—
Net cash provided by (used in) investing activities	67,220	(229,456)	(96,315)
Financing activities
Proceeds from borrowings under revolving credit facility	195,000	—	—
Repayments of borrowings under revolving credit facility	(195,000)	—	—
Payments for purchases of treasury stock	(442,767)	(153,253)	(44,840)
Excess tax benefits on stock-based compensation	7,629	15,980	20,454
Taxes paid related to net share settlements of stock-based compensation awards	(40,101)	(43,618)	(47,575)
Debt issuance costs	—	(1,029)	—
Common stock issuance costs in connection with acquisition of business	—	(158)	—
Settlements of purchase price obligations related to acquisitions	—	(3,136)	(5,000)
Proceeds from stock option exercises and employee stock purchase plan	5,808	6,514	7,303
Partnership distribution payments to noncontrolling interest holders	(13,940)	(8,034)	(6,130)
Payments of contingent consideration from acquisitions	(382)	—	(4,289)
Payments of capital lease obligations	(24,403)	(7,422)	(1,620)
Net cash provided by (used in) financing activities	(508,156)	(194,156)	(81,697)

Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets held for sale	(32,485)	(33,771)	(9,237)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(218,551)	(168,559)	31,183
Less: Net increase (decrease) in cash classified within current assets held for sale	(55,279)	55,279	—
Net increase (decrease) in cash and cash equivalents	(163,272)	(223,838)	31,183
Cash and cash equivalents, beginning of period	1,016,634	1,240,472	1,209,289
Cash and cash equivalents, end of period	$853,362	$1,016,634	$1,240,472

Supplemental disclosure of cash flow information
Income tax payments (refunds) for continuing operations	$(3,596)	$24,006	$60,767
Income tax payments for discontinued operations	13,870	—	—
Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	44,539	36,574	10,001
Leasehold improvements funded by lessor	6,711	—	—
Issuance of common stock in connection with acquisition of business	—	11,110	3,051
Shares issued to settle liability-classified awards and contingent consideration	—	1,041	4,649
Liability for purchases of treasury stock	4,181	374	1,747
Contingent consideration liabilities incurred in connection with acquisitions	9,605	4,388	3,567
Liability for purchase consideration	250	—	—
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	2,457	1,923	1,564
Liability for purchase of additional interest in consolidated subsidiaries	526	1,598	—
Minority investment recognized in connection with disposition of Ticket Monster	122,075	—	—
Minority investment recognized in connection with disposition of Groupon India	16,400	—	—
Discontinued operations:
Issuance of common stock in connection with acquisition of Ticket Monster	—	162,862	—
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	—	186	—
See Notes to Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
Groupon, Inc. and subsidiaries (the "Company"), which commenced operations in October 2008, operates online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services, generally at a discount. The Company also offers deals on products for which it acts as the merchant of record. Customers can access the Company's deal offerings directly through its websites and mobile applications and indirectly using search engines. The Company also sends emails to its subscribers with deal offerings that are targeted by location and personal preferences.
The Company's operations are organized into three segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). See Note 18, "Segment
Information."

In January 2014, the Company acquired all of the outstanding equity interests of LivingSocial Korea, Inc., including its subsidiary Ticket Monster, Inc. ("Ticket Monster"), for total consideration of $259.4 million, consisting of $96.5 million in cash and $162.9 million of Class A common stock. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The operations of Ticket Monster were previously reported in the Company's Rest of World segment. On May 27, 2015, the Company sold a controlling stake in Ticket Monster that resulted in its deconsolidation. The financial results of Ticket Monster, including the gain on disposition and related tax effects, are presented as discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2015 and 2014. Additionally, the assets and liabilities of Ticket Monster are presented as held for sale in the accompanying consolidated balance sheet as of December 31, 2014. See Note 3, "Discontinued Operations and Other Dispositions," for additional information.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly owned subsidiaries and majority-owned subsidiaries over which the Company exercises control and variable interest entities for which the Company has determined that it is the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the consolidated financial statements as "Noncontrolling interests." Equity investments in entities in which the Company does not have a controlling financial interest are accounted for under the equity method, the cost method, the fair value option or as available-for-sale securities, as appropriate.
Adoption of New Accounting Standards
The Company adopted the guidance in Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, on January 1, 2015 for disposal transactions that occur on or after that date. See Note 3, "Discontinued Operations and Other Dispositions" for additional information.
The Company adopted the guidance in ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as of December 31, 2015. The guidance requires entities to present all deferred income tax assets and liabilities as non-current on the balance sheet. The Company elected to apply the guidance retrospectively in the accompanying consolidated balance sheets, which resulted in a reclassification of $16.3 million from current assets to non-current assets and $32.0 million from current liabilities to non-current liabilities as of December 31, 2014.
Reclassifications
Certain reclassifications have been made to the consolidated financial statements of prior periods and the accompanying notes to conform to the current period presentation.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Inventories
 Inventories, consisting of merchandise purchased for resale, are accounted for using the first-in-first-out ("FIFO") method of accounting and are valued at the lower of cost or market value. The Company writes down its inventory to the lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory write-down represents a new cost basis.
Restricted Cash
Restricted cash primarily represents amounts that the Company is unable to access for operational purposes pursuant to contractual arrangements with certain financial institutions and with entities that process merchant payments on the Company's behalf. The Company had $4.7 million and $6.2 million of restricted cash recorded within "Prepaid expenses and other current assets" and "Other non-currents assets," respectively, as of December 31, 2015. The Company had $10.9 million and $5.2 million of restricted cash recorded within "Prepaid expenses and other current assets" and "Other non-currents assets," respectively, as of December 31, 2014.
Property and Equipment
Property and equipment are stated at cost and assets under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization of property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. Generally, the useful lives are three years for computer hardware and office and telephone equipment, five to ten years for furniture and fixtures and warehouse equipment and the shorter of the term of the lease or the asset’s useful life for leasehold improvements and assets under capital leases.
Internal-Use Software
The Company incurs costs related to internal-use software and website development, including purchased software and internally-developed software. Costs incurred in the planning and evaluation stage of internally-developed software and website development are expensed as incurred. Costs incurred and accumulated during the application development stage are capitalized and included within "Property, equipment and software, net" on the consolidated balance sheets. Amortization of internal-use software is recorded on a straight-line basis over the estimated useful lives of the assets of two to three years.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and software and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long-lived asset or asset group to be held and used be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Long-lived assets or disposal groups classified as held for sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. Long-lived assets are not depreciated or amortized while classified as held for sale.
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

The Company evaluates goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company has the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, the Company performs the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets, including identifiable intangible assets, as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), the Company evaluates qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test.

Investments
Investments in nonmarketable equity shares with no redemption provisions that are not common stock or in-substance common stock or for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting and are classified within "Investments" on the consolidated balance sheets. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.
Investments in common stock or in-substance common stock for which the Company has the ability to exercise significant influence are accounted for under the equity method, except where the Company has made an irrevocable election to account for the investments at fair value. These investments are classified within "Investments" on the consolidated balance sheets. The Company's proportionate share of income or loss on equity method investments and changes in the fair values of investments for which the fair value option has been elected are presented within "Other income (expense), net" on the consolidated statements of operations.
Investments in convertible debt securities and convertible redeemable preferred shares issued by nonpublic entities are accounted for as available-for-sale securities, which are classified within "Investments" on the consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses, net of the related tax effects, are excluded from earnings and recorded as a separate component within "Accumulated other comprehensive income

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(loss)" on the consolidated balance sheets until realized. Interest income from available-for-sale securities is reported within "Other income (expense), net" on the consolidated statements of operations.
Other-than-Temporary Impairment of Investments
An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. The Company conducts reviews of its investments with unrealized losses on a quarterly basis to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, considers qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company's intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company's strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, the Company considers whether it intends to sell the investment or whether it is more likely than not that it will be required to sell the investment before recovery of its amortized cost basis. Investments with unrealized losses that are determined to be other-than-temporary are written down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are not recorded for cost method investments and equity method investments, while such losses are recorded, net of tax, in accumulated other comprehensive income (loss) for available-for-sale securities.
Income Taxes
The Company accounts for income taxes using the asset and liability method, under which deferred income tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company regularly reviews deferred tax assets to assess whether it is more-likely-than-not that the deferred tax assets will be realized and, if necessary, establish a valuation allowance for portions of such assets to reduce the carrying value.

For purposes of assessing whether it is more-likely-than-not that deferred tax assets will be realized, the Company considers the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. See Note 14, "Income Taxes," for further information about the Company's valuation allowance assessments.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, the Company's effective tax rate could be adversely affected by earnings being lower than anticipated in countries where it has lower statutory rates and higher than anticipated in countries where it has higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. The Company accounts for uncertainty in income taxes by recognizing the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Lease and Asset Retirement Obligations

The Company classifies leases at their inception as either operating or capital leases and may receive renewal or expansion options, rent holidays, and leasehold improvement or other incentives on certain lease agreements. The Company recognizes operating lease costs on a straight-line basis, taking into account adjustments for free or escalating rental payments and deferred payment terms. Additionally, lease incentives are accounted for as a reduction of lease costs over the lease term. Rent expense

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with operating lease obligations is primarily classified within "Selling, general and administrative" on the consolidated statements of operations. Minimum lease payments made under capital leases are apportioned between interest expense, which is presented within "Other income (expense), net" on the consolidated statements of operations, and a reduction of the related capital lease obligations, which are classified within "Accrued expenses and other current liabilities" and "Non-current liabilities" on the consolidated balance sheets.
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
Third party revenue recognition
The Company generates third party revenue, where it acts as a marketing agent, by selling vouchers ("Groupons") through its online local commerce marketplaces that can be redeemed for goods or services with third party merchants. The Company's marketplaces include offerings in three primary categories: Local, Goods and Travel.
The revenue recognition criteria are met when the customer purchases a voucher, the voucher has been electronically delivered to the purchaser and a listing of vouchers sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as a marketing agent, are substantially complete. The Company's remaining obligations, which are limited to remitting payment to the merchant and continuing to make available on its website information about vouchers sold that was previously provided to the merchant, are inconsequential and perfunctory administrative activities. For a portion of the hotel offerings available through the Company's online local marketplaces, customers make room reservations directly through its websites. Such reservations are generally cancelable at any time prior to check-in and the Company defers the revenue on those transactions until the customer's stay commences.

Third party revenue is reported on a net basis as the purchase price received from the customer for the voucher less the portion of the purchase price that is payable to the featured merchant, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Revenue is presented on a net basis because the Company is acting as a marketing agent of the merchant in the transaction.

For merchant payment arrangements that are structured under a redemption model, merchants are not paid until the customer redeems the voucher that has been purchased. If a customer does not redeem the voucher under this payment model, the Company retains all of the gross billings. The Company recognizes incremental revenue from unredeemed vouchers and derecognizes the related accrued merchant payable when its legal obligation to the merchant expires, which the Company believes is shortly after deal expiration in most jurisdictions that have payment arrangements structured under a redemption model.

Direct revenue recognition
The Company evaluates whether it is appropriate to record the gross amount of our sales and related costs by considering a number of factors, including, among other things, whether we are the primary obligor under the arrangement, have inventory risk and have latitude in establishing prices.
Direct revenue is derived primarily from selling merchandise inventory through the Company's Goods category in transactions for which it is the merchant of record. The Company is the primary obligor in these transactions, is subject to general inventory risk and has latitude in establishing prices. Accordingly, direct revenue is presented on a gross basis, excluding applicable taxes and net of estimated refunds. For Goods transactions in which the Company acts as a marketing agent of a third party merchant, revenue is recorded on a net basis and is presented within third party revenue.

Direct revenue, including associated shipping revenue, is recognized when title passes to the customer upon delivery of the product.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other revenue recognition
Advertising revenue is recognized when the advertiser's logo or website link has been included on the Company's websites or in specified email distributions for the requisite period of time as set forth in the agreement with the advertiser. Commission revenue is earned when customers make purchases with retailers using digital coupons accessed through the Company's websites and mobile applications. Revenue from payment processing is earned on a per transaction basis. The Company recognizes revenue from those activities when the underlying transactions are completed.
Discounts
The Company provides discount offers to encourage purchases of goods and services through its marketplaces. The Company records discounts as a reduction of revenue.
Cost of revenue
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. For direct revenue transactions, cost of revenue includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating the Company's fulfillment center. For third party revenue transactions, cost of revenue includes estimated refunds for which the merchant's share is not recoverable. Other costs incurred to generate revenue, which include credit card processing fees, editorial costs, certain technology costs, web hosting and other processing fees, are attributed to cost of third party revenue, direct revenue and other revenue in proportion to gross billings during the period.
Technology costs within cost of revenue consist of compensation expense related to technology support personnel who are responsible for operating and maintaining the infrastructure of the Company's websites. Technology costs within cost of revenue also include amortization expense from customer-facing internal-use software, primarily related to website development.
Refunds
The Company estimates future refunds utilizing a statistical model that incorporates the following data inputs and factors: historical refund experience developed from millions of deals featured on its websites and mobile applications, the relative risk of refunds based on expiration date, deal value, deal category and other qualitative factors that could impact the level of future refunds, such as introductions of new deals, discontinuations of legacy deals and expected changes, if any, in its practices in response to refund experience or economic trends that might impact customer demand. The portion of customer refunds for which the merchant's share is not recoverable on third party revenue deals is estimated based on the refunds that are expected to be issued after expiration of the related vouchers, the refunds that are expected to be issued due to merchant bankruptcies or poor customer experience and whether the payment terms of the related merchant contracts are structured using a redemption payment model or a fixed payment model.
The Company accrues costs associated with refunds within "Accrued expenses and other current liabilities" on the consolidated balance sheets. The cost of refunds for third party revenue where the amounts payable to the merchant are recoverable and for all direct revenue is presented on the consolidated statements of operations as a reduction to revenue. The cost of refunds for third party revenue for which the merchant's share is not recoverable is presented as a cost of revenue.

The Company assesses the trends that could affect our estimates on an ongoing basis and makes adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to the Company's refund policies, may cause future refunds to differ from its original estimates. If actual results are not consistent with the estimates or assumptions stated above, the Company may need to change its future estimates, and the effects could be material to the consolidated financial statements.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Credits
The Company issues credits to its customers that can be applied against future purchases through its online local marketplaces for certain qualifying acts, such as referring new customers, and also to satisfy refund requests. The Company has recorded its customer credit obligations within "Accrued expenses and other current liabilities" on the consolidated balance sheets (Note 8, "Supplemental Consolidated Balance Sheet and Statements of Operations Information"). Customer credit obligations incurred for new customer referrals or other qualifying acts are expensed as incurred and are classified within "Marketing" on the consolidated statements of operations. Customer credits issued to satisfy refund requests are applied as a reduction to the refunds reserve.
Stock‑Based Compensation
The Company measures stock‑based compensation cost at fair value, net of estimated forfeitures. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest, except for awards with both performance conditions and a graded vesting schedule, which are recognized using the accelerated method. The Company presents stock-based compensation expense within the consolidated statements of operations based on the classification of the respective employees' cash compensation. See Note 12, "Compensation Arrangements."
Foreign Currency
Balance sheet accounts of the Company's operations outside of the U.S. are translated from foreign currencies into U.S. dollars at the exchange rates as of the consolidated balance sheet dates. Revenue and expenses are translated at average exchange rates during the period. Foreign currency translation adjustments and foreign currency gains and losses on intercompany balances that are of a long-term investment nature are included within "Accumulated other comprehensive income" on the consolidated balance sheets. Foreign currency gains and losses resulting from transactions which are denominated in currencies other than the entity's functional currency, including foreign currency gains and losses on intercompany balances that are not of a long-term investment nature, are included within "Other income (expense), net" on the consolidated statements of operations.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. For merchant payment arrangements that are structured under a redemption model, the Company expects that it will be required to estimate the incremental revenue from vouchers that will not ultimately be redeemed and recognize that amount as revenue at the time of sale under ASU 2014-09, rather than when its legal obligation expires. The potential impact of that change could increase or decrease the Company's revenue in any given period as compared to its current policy depending on the relative amounts of the estimated incremental revenue from unredeemed vouchers on current transactions as compared to the actual incremental revenue from vouchers that expire unredeemed in that period. The Company is still evaluating ASU 2014-09 for other potential impacts on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This ASU changes the way companies evaluate whether they should consolidate limited partnerships and similar entities. The guidance expands the variable interest entity ("VIE") criteria to specifically include limited partnerships in certain circumstances, and will require investors in those partnerships to provide the VIE disclosures regarding their involvement with those entities. The ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. After adoption of ASU 2015-02, the Company may be required to provide VIE disclosures for investments in limited partnerships, such as Monster Holdings LP, that are not subject to those disclosures currently. While the Company is still assessing the impact of ASU 2015-02, it does not expect that the adoption of this guidance will otherwise have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement contains a software license. The ASU is effective for annual reporting periods beginning

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

after December 15, 2015, and interim periods within those annual periods. While the Company is still assessing the impact of ASU 2015-04, it does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. This ASU requires inventory to be measured at the lower of cost or net realizable value, rather than the lower of cost or market. The ASU is effective for annual reporting periods beginning after December 31, 2016 and interim periods within those annual periods. While the Company is still assessing the impact of ASU 2015-11, it does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires equity securities to be measured at fair value with changes in fair value recognized through net income and will eliminate the cost method for equity securities without readily determinable fair values. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. While the Company is still assessing the impact of ASU 2016-01, it does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

There are no other accounting standards that have been issued but not yet adopted that the Company believes could have a material impact on its consolidated financial position or results of operations.

3. DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS
Discontinued Operations
On May 27, 2015, the Company sold a controlling stake in Ticket Monster to an investor group. See Note 7, "Investments," for information about this transaction. The Company recognized a pre-tax gain on the disposition of $202.2 million ($154.1 million net of tax), which represents the excess of (a) the $398.8 million in net consideration received, consisting of (i) $285.0 million in cash proceeds and (ii) the $122.1 million fair value of its retained minority investment, less (iii) $8.3 million in transaction costs, over (b) the sum of (i) the $184.3 million net book value of Ticket Monster upon the closing of the transaction and (ii) Ticket Monster's $12.3 million cumulative translation loss, which was reclassified to earnings.
For disposal transactions that occur on or after that January 1, 2015, a component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the Ticket Monster disposition transaction and determined that those conditions for discontinued operations presentation have been met. As such, the financial results of Ticket Monster, the gain on disposition and the related income tax effects are reported within discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015 (1)	2014
Third party and other revenue	$28,145	$126,528
Direct revenue	39,065	23,037
Third party and other cost of revenue	(13,958)	(38,827)
Direct cost of revenue	(38,031)	(26,861)
Marketing expense	(8,495)	(27,089)
Selling, general and administrative expense	(38,102)	(102,331)
Other income (expense), net	96	97
Loss from discontinued operations before gain on disposition and provision for income taxes	(31,280)	(45,446)
Gain on disposition	202,158	—
Provision for income taxes	(48,028)	—
Income (loss) from discontinued operations, net of tax	$122,850	$(45,446)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	The income from discontinued operations, net of tax, for the year ended December 31, 2015 includes the results of Ticket Monster through the disposition date of May 27, 2015.
The $48.0 million provision for income taxes for the year ended December 31, 2015 reflects (i) the $74.8 million current and deferred income tax effects of the Ticket Monster disposition, partially offset by (ii) a $26.8 million tax benefit that resulted from the recognition of a deferred tax asset related to the excess of the tax basis over the financial reporting basis of the Company's investment in Ticket Monster upon meeting the criteria for held-for-sale classification. No income tax benefits were recognized for the year ended December 31, 2014 because valuation allowances were provided against the related net deferred tax assets.
The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2014 (in thousands):

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

Other Dispositions

Groupon India

On August 6, 2015, the Company’s subsidiary in India ("Groupon India") completed an equity financing transaction with a third party investor that obtained a majority voting interest in the entity. See Note 7, "Investments," for information about this transaction. The Company recognized a pre-tax gain on the disposition of $13.7 million, which represents the excess of (a) the sum of (i) $14.2 million in net consideration received, consisting of the $16.4 million fair value of its retained minority investment, less $1.3 million in transaction costs and a $0.9 million guarantee liability and (ii) Groupon India's $0.9 million cumulative translation gain, which was reclassified to earnings, over (b) the $1.4 million net book value of Groupon India upon the closing of the transaction. The Company did not receive any cash proceeds in connection with the transaction.

The gain from this transaction is presented as "Gain on disposition of business" in the accompanying consolidated statements of operations. The financial results of Groupon India are presented within income from continuing operations in the accompanying consolidated financial statements through the August 6, 2015 disposition date. Those financial results were not material for the years ended December 31, 2015, 2014 and 2013.
4. BUSINESS COMBINATIONS
2015 Acquisition Activity
The Company acquired seven businesses during the year ended December 31, 2015 and the results of each of those acquired businesses are included in the consolidated financial statements beginning on the respective acquisition dates. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocations of the acquisition price for recent acquisitions have been prepared on a preliminary basis, and changes to those allocations may occur as a result of

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

final working capital adjustments and tax return filings. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid these premiums for a number of reasons, including growing the Company's merchant and customer base, acquiring assembled workforces, expanding its presence in international markets, expanding and advancing its product and service offerings and enhancing technology capabilities. The goodwill from these business combinations is generally not deductible for tax purposes.
For the years ended December 31, 2015, 2014 and 2013, $1.6 million, $3.7 million and $3.2 million, respectively, of external transaction costs related to business combinations, primarily consisting of legal and advisory fees, are classified within "Acquisition-related expense (benefit), net" on the consolidated statements of operations.
OrderUp, Inc.
On July 16, 2015, the Company acquired all of the outstanding equity interests of OrderUp, Inc. ("OrderUp"), an on-demand online and mobile food ordering and delivery marketplace based in the United States. The purpose of this acquisition was to expand the Company's local offerings in the food ordering and delivery sector, acquire an assembled workforce and enhance related technology capabilities. The acquisition-date fair value of the consideration transferred for the OrderUp acquisition totaled $78.4 million, which consisted of the following (in thousands):

Cash	$68,749
Contingent consideration	9,605
Total	$78,354
The following table summarizes the allocation of the acquisition price of the OrderUp acquisition (in thousands):

Cash and cash equivalents	$2,264
Accounts receivable	1,377
Prepaid expenses and other current assets	404
Property, equipment and software	24
Goodwill	60,080
Intangible assets: (1)
Subscriber relationships	5,600
Merchant relationships	1,100
Developed technology	11,300
Trade name	900
Other intangible assets	1,850
Other non-current assets	31
Total assets acquired	$84,930
Accounts payable	$901
Accrued merchant and supplier payables	1,021
Accrued expenses and other current liabilities	2,918
Deferred income taxes	1,715
Other non-current liabilities	21
Total liabilities assumed	$6,576
Total acquisition price	$78,354

(1)
The estimated useful lives of the acquired intangible assets are 5 years for trade name, 4 years for other intangible assets and 3 years for subscriber relationships, merchant relationships and developed technology.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Acquisitions
The Company acquired six other businesses during the year ended December 31, 2015. The primary purpose of these acquisitions was to acquire assembled workforces, expand internationally, expand and advance product offerings and enhance technology capabilities. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $6.0 million, which consisted of the following (in thousands):

Cash	$5,744
Liability for purchase consideration	250
Total	$5,994
The following table summarizes the allocation of the aggregate acquisition price of the other acquisitions for the year ended December 31, 2015 (in thousands):

Net working capital deficit (including acquired cash of $2.3 million)	$(647)
Goodwill	2,898
Intangible assets: (1)
Subscriber relationships	1,016
Merchant relationships	809
Developed technology	1,339
Brand relationships	296
Other intangible assets	283
Total acquisition price	$5,994

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations for the OrderUp acquisition and these other acquisitions are not presented because the pro forma effects of those acquisitions, individually or in the aggregate, were not material to the Company's consolidated results of operations.
2014 Acquisition Activity
The Company acquired six businesses during the year ended December 31, 2014.
LivingSocial Korea, Inc.
On January 2, 2014, the Company acquired all of the outstanding equity interests of LivingSocial Korea, Inc., a Korean corporation and holding company of Ticket Monster. Ticket Monster is an e-commerce company based in the Republic of Korea that connects merchants to consumers by offering goods and services at a discount. The primary purpose of this acquisition was to grow the Company's merchant and customer base and expand its presence in the Korean e-commerce market. On May 27, 2015, the Company sold a controlling stake in Ticket Monster that resulted in its deconsolidation. See Note 3, "Discontinued Operations and Other Dispositions," for additional information.
The acquisition-date fair value of the consideration transferred for the Ticket Monster acquisition totaled $259.4 million, which consisted of the following (in thousands):

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash	$96,496
Issuance of 13,825,283 shares of Class A common stock	162,862
Total	$259,358
The fair value of the Class A common stock issued as consideration was measured based on the stock price upon closing of the transaction on January 2, 2014.
The following table summarizes the allocation of the acquisition price of the Ticket Monster acquisition (in thousands):

Cash and cash equivalents	$24,768
Accounts receivable	17,732
Prepaid expenses and other current assets	829
Property, equipment and software	5,944
Goodwill	218,692
Intangible assets:(1)
Subscriber relationships	57,022
Merchant relationships	32,176
Developed technology	571
Trade name	19,325
Deferred income taxes	1,264
Other non-current assets	3,033
Total assets acquired	$381,356
Accounts payable	$5,951
Accrued merchant and supplier payables	82,934
Accrued expenses and other current liabilities	26,182
Deferred income taxes	1,264
Other non-current liabilities	5,667
Total liabilities assumed	$121,998
Total acquisition price	$259,358

(1)	The estimated useful lives of the acquired intangible assets are 5 years for subscriber relationships, 3 years for merchant relationships, 2 years for developed technology and 5 years for trade name.
Pro forma results of operations for the Ticket Monster acquisition are not presented because Ticket Monster's financial results are reported as discontinued operations in the accompanying consolidated statements of operations due to its subsequent disposition.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the aggregate acquisition price of the Ideel acquisition (in thousands):

Cash and cash equivalents	$79
Accounts receivable	988
Prepaid expenses and other current assets	22,081
Property, equipment and software	8,173
Goodwill	4,203
Intangible assets: (1)
Subscriber relationships	5,490
Brand relationships	7,100
Trade name	4,500
Deferred income taxes	9,517
Total assets acquired	$62,131
Accounts payable	$1,640
Accrued supplier payables	4,092
Accrued expenses and other current liabilities	9,600
Deferred income taxes	348
Other non-current liabilities	3,753
Total liabilities assumed	$19,433
Total acquisition price	$42,698

(1)	The estimated useful lives of the acquired intangible assets are 3 years for subscriber relationships, 5 years for brand relationships and 5 years for trade name.
The following pro forma information presents the combined operating results of the Company for the year ended December 31, 2013, as if the Company had acquired Ideel as of January 1, 2013 (in thousands). Pro forma results of operations have not been presented for the year ended December 31, 2014, because the operating results of Ideel from January 1, 2014 through its January 13, 2014 acquisition date were not material to the Company's consolidated results of operations for the year ended December 31, 2014. The underlying pro forma results include the historical financial results of the Company and this acquired business adjusted for depreciation and amortization expense associated with the assets acquired. The pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and the acquired entities. Accordingly, these pro forma results are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred as of January 1, 2013, nor are they indicative of future results of operations.

Year Ended December 31, 2013
Revenue	$2,662,798
Net loss	(117,844)
The revenue and net loss of Ideel included in the Company's consolidated statements of operations were $82.4 million and $12.3 million, respectively, for the year ended December 31, 2014.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash	$17,364
Issuance of 1,429,897 shares of Class A common stock	11,110
Contingent consideration	4,388
Total	$32,862
The fair value of the Class A common stock issued as consideration for one of the acquisitions was measured based on the stock price upon closing of the related transaction on November 13, 2014.
The following table summarizes the allocation of the aggregate purchase price of these other acquisitions (in thousands):

Net working capital (including acquired cash of $0.2 million)	$(396)
Goodwill	27,150
Intangible assets: (1)
Subscriber relationships	2,555
Developed technology	3,372
Brand relationships	579
Deferred income taxes	(398)
Total acquisition price	$32,862

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations for these other acquisitions are not presented because the pro forma effects of those acquisitions, individually or in the aggregate, were not material to the Company's consolidated results of operations.
     2013 Acquisition Activity
The primary purpose of the Company's seven acquisitions during the year ended December 31, 2013 was to enhance the Company's technology capabilities, acquire experienced workforces and expand and advance product offerings. The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $16.1 million, which consisted of the following (in thousands):

Cash	$9,459
Issuance of 276,217 shares of Class A common stock	3,051
Contingent consideration	3,567
Total	$16,077

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the aggregate acquisition price of acquisitions for the year ended December 31, 2013 (in thousands):

Net working capital (including acquired cash of $2.1 million)	$1,728
Property and equipment	99
Goodwill	9,504
Intangible assets: (1)
Subscriber relationships	1,928
Merchant relationships	757
Developed technology	2,742
Other intangible assets	50
Net deferred tax liabilities	(731)
Total acquisition price	$16,077

(1)	Acquired intangible assets have estimated useful lives of between 1 and 5 years.
Pro forma results of operations for these acquisitions are not presented because the pro forma effects of those acquisitions, individually or in the aggregate, were not material to the Company's consolidated results of operations.
5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The following summarizes the Company's property, equipment and software, net (in thousands):

	December 31,
	2015	2014
Warehouse equipment	$4,838	$4,507
Furniture and fixtures	15,837	14,371
Leasehold improvements	45,543	38,941
Office and telecommunications equipment	3,916	4,186
Purchased software	40,029	37,050
Computer hardware (1)	185,676	134,856
Internally-developed software	188,602	132,041
Total property, equipment and software, gross	484,441	365,952
Less: accumulated depreciation and amortization	(285,544)	(189,948)
Property, equipment and software, net	$198,897	$176,004

(1)	Includes computer hardware acquired under capital leases of $86.7 million and $48.0 million as of December 31, 2015 and 2014, respectively.
Depreciation and amortization expense on property, equipment and software is classified as follows in the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013:

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2015	2014	2013
Cost of revenue - third party and other	$16,299	$9,028	$5,887
Cost of revenue - direct	9,273	4,813	2,130
Selling, general and administrative	87,476	80,304	59,806
Total	$113,048	$94,145	$67,823
The above amounts include amortization of internally-developed software of $50.0 million, $42.1 million and $25.2 million, respectively, and amortization expense on assets under capital leases of $24.2 million, $7.2 million and $2.1 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the years ended December 31, 2015 and 2014 (in thousands):

	North America	EMEA	Rest of World	Consolidated
Balance as of December 31, 2013	$85,457	$115,669	$19,701	$220,827
Goodwill related to acquisitions	31,353	—	—	31,353
Foreign currency translation	(92)	(13,490)	(1,842)	(15,424)
Balance as of December 31, 2014	$116,718	$102,179	$17,859	$236,756
Goodwill related to acquisitions	62,029	—	949	62,978
Goodwill related to disposition	—	—	(975)	(975)
Foreign currency translation	(1)	(10,116)	(1,310)	(11,427)
Balance as of December 31, 2015	$178,746	$92,063	$16,523	$287,332
The Company evaluates goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. No goodwill impairments were recognized for the years ended December 31, 2015, 2014 and 2013.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the Company's intangible assets (in thousands):

	December 31, 2015
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$52,204	$43,725	$8,479
Merchant relationships	9,648	8,064	1,584
Trade names	11,013	7,396	3,617
Developed technology	37,103	25,436	11,667
Brand relationships	7,960	3,073	4,887
Other intangible assets	20,638	14,389	6,249
Total	$138,566	$102,083	$36,483

	December 31, 2014
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$48,810	$37,744	$11,066
Merchant relationships	8,386	8,323	63
Trade names	10,532	6,935	3,597
Developed technology	25,352	21,713	3,639
Brand relationships	7,664	1,486	6,178
Other intangible assets	17,045	10,979	6,066
Total	$117,789	$87,180	$30,609
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets was $19.9 million, $20.9 million and $21.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Years Ended December 31,
2016	$16,326
2017	11,288
2018	7,741
2019	736
2020	392
Thereafter	—
Total	$36,483

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	December 31, 2015	Percent Ownership of Voting Stock			December 31, 2014	Percent Ownership of Voting Stock
Available-for-sale securities
Convertible debt securities	$10,116				$2,527
Redeemable preferred shares	22,834	17%	to	25%	4,910	17%	to	19%
Total available-for-sale securities	32,950				7,437
Cost method investments	14,561	2%	to	10%	15,630	6%	to	19%
Equity method investments	—	—%			1,231	21%	to	50%
Fair value option investments	130,725	43%	to	45%	—
Total investments	$178,236				$24,298
The following table summarizes the amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company's available-for-sale securities as of December 31, 2015 and 2014, respectively (in thousands):

	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Convertible debt securities	$9,234	$882	$—	$10,116	$2,030	$497	$—	$2,527
Redeemable preferred shares	22,973	—	(139)	22,834	4,599	311	—	4,910
Total available-for-sale securities	$32,207	$882	$(139)	$32,950	$6,629	$808	$—	$7,437

(1)	Available-for-sale securities with an unrealized loss have been in a loss position for less than 12 months.
Investment in Monster LP
On May 27, 2015, the Company completed the sale of a controlling stake in Ticket Monster to an investor group, whereby (a) the investor group contributed $350.0 million in cash to Monster Holdings LP ("Monster LP"), a newly-formed limited partnership, in exchange for 70,000,000 Class A units of Monster LP and (b) the Company contributed all of the issued and outstanding share capital of Ticket Monster to Monster LP in exchange for (i) 64,000,000 Class B units of Monster LP and (ii) $285.0 million in cash consideration. Mr. Daniel Shin, the current chief executive officer and founder of Ticket Monster, contributed $10.0 million of cash consideration to Monster LP shortly after the closing date in exchange for 2,000,000 Class A units of Monster LP. Additionally, Monster LP is authorized to issue 20,321,839 Class C units to its management that will be subject to time-based vesting conditions and, for a portion of Class C units, performance-based vesting conditions. The Class A units of Monster LP are entitled to a $486.0 million liquidation preference, which must be paid prior to any distributions to the holders of Class B and Class C units. All distributions in excess of $486.0 million and up to $680.0 million will be paid to holders of Class B units. Holders of Class B units will be entitled to share in distributions between $703.0 million and $1,116.0 million in accordance with the terms of Monster LP's distribution waterfall, and distributions in excess of $1,116.0 million will be made pro rata to all unit holders based on their respective ownership interests. During the fourth quarter of 2015, the Company sold 2,529,998 Class B units for $4.8 million to Mr. Daniel Shin and other employees of Ticket Monster, which resulted in a gain of $0.1 million.

In connection with the disposition of Ticket Monster as discussed above, the Company obtained a minority limited partner interest in Monster LP. The investment in Monster LP was measured at its fair value of $122.1 million as of its acquisition date.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The initial fair value was determined using the backsolve valuation method, which is a form of the market approach. Under this method, assumptions are made about the expected time to liquidity, volatility and risk-free rate such that the price paid by a third- party investor in a recent financing round can be used to determine the value of the entity and its other securities using option-pricing methodologies. The $122.1 million fair value of the Company's investment in Monster LP was based on the contractual liquidation preferences and the following valuation assumptions: 4-year expected time to a liquidity event, 60% volatility and a 1.3% risk-free rate. The initial fair value of Monster LP, determined using the backsolve method, was calibrated to a discounted cash flow valuation, an income approach, and was further corroborated using a market approach.

The Company has made an irrevocable election to account for its minority limited partner interest in Monster LP at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting because it believes that fair value is the most relevant measurement attribute for this investment, as well as to reduce operational and accounting complexity.

Subsequent to initial recognition, the Company has primarily measured the fair value of the Monster LP investment using the discounted cash flow method, which is an income approach. Under that method, the first step in determining the fair value of the investment that the Company holds is to estimate the fair value of Monster LP in its entirety. The key inputs to determining the fair value are cash flow forecasts and discount rates. As of December 31, 2015, the Company applied a discount rate of 22% in its discounted cash flow valuation of Monster LP. The Company also used a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of Monster LP as of December 31, 2015. The discounted cash flow and market approach valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of the investee.

Once the Company has determined the fair value of Monster LP, it then determines the fair value of its specific investment in the entity. Monster LP has a complex capital structure, so the Company applies an option-pricing model that considers the liquidation preferences of the respective classes of ownership interests in Monster LP to determine the fair value of its ownership interest in the entity.

The Company recognized a loss of $3.4 million from changes in the fair value of its investment in Monster LP for the year ended December 31, 2015.

The following table summarizes the condensed financial information for Monster LP (in thousands):

Period from May 28, 2015 through December 31, 2015 (1)
Revenue	$83,897
Gross profit	(18,596)
Loss before income taxes	(107,914)
Net loss	(107,914)

December 31, 2015
Current assets	$153,408
Non-current assets	482,295
Current liabilities	275,342
Non-current liabilities	7,086

(1)
The summarized financial information is presented for the period beginning May 28, 2015, after completion of the Ticket Monster disposition transaction that resulted in the Company obtaining its minority limited partner interest in Monster LP.

Investment in GroupMax

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Subsequent to initial recognition, the Company has primarily measured the fair value of the GroupMax investment using the discounted cash flow method, which is an income approach. Under that method, the first step in determining the fair value of the investment that the Company holds is to estimate the fair value of GroupMax in its entirety. The key inputs to determining the fair value are cash flow forecasts and discount rates. As of December 31, 2015, the Company applied a discount rate of 20% in its discounted cash flow valuation of GroupMax. The Company also used a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of GroupMax as of December 31, 2015. The discounted cash flow and market approach valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of the investee.

Once the Company has determined the fair value of GroupMax, it then determines the fair value of its specific investment in the entity. GroupMax has a complex capital structure, so the Company applies an option-pricing model that considers the liquidation preferences of the respective classes of ownership interests in GroupMax to determine the fair value of its ownership interest in the entity.

The Company recognized a gain of $0.3 million from changes in the fair value of its investment in GroupMax from the acquisition date to December 31, 2015.

The following table summarizes the condensed financial information for GroupMax (in thousands):

Period from August 7, 2015 through December 31, 2015 (1)
Revenue	$578
Gross profit	235
Loss before income taxes	(11,479)
Net loss	(10,019)

December 31, 2015
Current assets	$3,501
Non-current assets	29,127
Current liabilities	7,674
Non-current liabilities	333

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
The summarized financial information is presented for the period beginning August 7, 2015, after completion of the Groupon India disposition transaction that resulted in the Company obtaining its minority investment in GroupMax.

Other Investments
In November 2015, the Company acquired convertible redeemable preferred shares in an entity that operates an online local commerce marketplace specializing in live events for $18.4 million. In connection with this investment, the Company acquired the option to purchase the remaining outstanding equity shares of that entity for $66.5 million, which expires in September 2016. Additionally, during the year ended December 31, 2015, the Company invested $6.6 million in convertible debt securities of other investees. The convertible redeemable preferred shares and the convertible debt securities are accounted for as available-for-sale securities.
Other-Than-Temporary Impairment
For the year ended December 31, 2013, the Company recorded an $85.5 million other-than-temporary impairment of its investments in Life Media Limited ("F-tuan"), a minority investee with operations in China. F-tuan had operated at a loss since its inception and had used proceeds from equity offerings to fund investments in marketing and other initiatives to grow its business. The Company participated in an equity funding round in 2013 and the aggregate cash proceeds raised by F-tuan in that round, which were funded in two installments in September and October 2013 and included proceeds received from another investor, were intended to fund its operations for approximately six months, at which time additional financing would be required. In December 2013, the Company was notified by F-tuan's largest shareholder, which had served as a source of funding and operational support, that they had made a strategic decision to cease providing support to F-tuan. At its December 12, 2013 meeting, the Company's Board of Directors discussed the Company's strategy with respect to the Chinese market in light of this information. After that meeting, management pursued opportunities to divest its minority investment in F-tuan either for cash or in exchange for a minority equity investment in a larger competitor, but no agreement was ultimately reached. At its February 11, 2014 meeting, the Board of Directors determined that the Company should not provide funding to F-tuan in future periods. At that time, F-tuan required additional financing to continue its operations. Given the uncertainty as to whether it would be able to obtain such financing and the Company's decision not to provide significant funding itself, the Company concluded that there was substantial doubt as to F-tuan's ability to operate as a going concern for the foreseeable future.
The Company's evaluation of other-than-temporary impairments involves consideration of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company's intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. As a result of F-tuan's liquidity needs, the decision by existing shareholders to cease providing support, the Company's inability to find a buyer for its minority investment, the Company's decision not to be a source of significant funding itself and the expectation that any subsequent third party investment would substantially dilute the existing shareholders, the Company concluded that its investment in F-tuan was other-than-temporarily impaired and its best estimate of fair value was zero. Accordingly, the Company recognized an $85.5 million impairment charge in earnings for the year ended December 31, 2013, bringing the fair value of the investment to zero. The Company's investments in F-tuan continue to have an estimated fair value of zero as of December 31, 2015.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other income (expense), net for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest income	$1,219	$1,416	$1,721
Interest expense	(3,001)	(883)	(291)
Impairments of investments	—	(2,036)	(85,925)
Gain (loss) on equity method investments	—	(459)	(44)
Gain (loss) on changes in fair value of investments	(2,943)	—	—
Foreign exchange gains (losses), net (1)	(23,799)	(31,499)	(10,271)
Other	(15)	11	147
Other income (expense), net	$(28,539)	$(33,450)	$(94,663)

(1)
Foreign currency gains (losses), net for the year ended December 31, 2015 includes a $4.4 million cumulative translation adjustment loss from the Company's legacy business in the Republic of Korea that was reclassified to earnings as a result of the Ticket Monster disposition, partially offset by a $3.7 million net cumulative translation adjustment gain that was reclassified to earnings as a result of the Company's exit from certain countries as part of its restructuring plan. Refer to Note 13, "Restructuring" for additional information.

The following table summarizes the Company's prepaid expenses and other current assets as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Finished goods inventories	42,305	52,237
Prepaid expenses	49,134	32,758
Income taxes receivable	32,483	41,769
VAT receivable	14,305	17,746
Other	15,478	47,872
Total prepaid expenses and other current assets	$153,705	$192,382

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's accrued merchant and supplier payables as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Accrued merchant payables	$471,607	$499,317
Accrued supplier payables (1)	304,604	272,839
Total accrued merchant and supplier payables	$776,211	$772,156

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes the Company's accrued expenses and other current liabilities as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Refunds reserve	35,297	32,535
Payroll and benefits	50,454	59,802
Customer credits	32,293	42,729
Restructuring-related liabilities	11,556	—
Income taxes payable	13,885	14,461
Deferred revenue	40,396	46,344
Current portion of capital lease obligations	26,776	14,872
Other	192,067	130,638
Total accrued expenses and other current liabilities	$402,724	$341,381
The following table summarizes the Company's other non-current liabilities as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Long-term tax liabilities	$46,506	$82,138
Capital lease obligations	30,943	23,387
Other	36,091	24,006
Total other non-current liabilities	$113,540	$129,531
The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, as of December 31, 2015, 2014 and 2013 (in thousands):

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Pension adjustments	Total
Balance as of December 31, 2013	$24,952	$(122)	$—	$24,830
Other comprehensive income (loss) before reclassification adjustments	11,812	(210)	(1,500)	10,102
Reclassification adjustment included in net income (loss)	—	831	—	831
Other comprehensive income (loss)	11,812	621	(1,500)	10,933
Balance as of December 31, 2014	36,764	499	(1,500)	35,763
Other comprehensive income (loss) before reclassification adjustments	3,376	(41)	(113)	3,222
Reclassification adjustments included in net income (loss)	12,121	—	100	12,221
Other comprehensive income (loss)	15,497	(41)	(13)	15,443
Balance as of December 31, 2015	$52,261	$458	$(1,513)	$51,206
The effects of amounts reclassified from accumulated other comprehensive income to net loss for the years ended December 31, 2015, 2014 and 2013 are presented within the following line items in the consolidated statements of operations (in thousands):

	Year Ended December 31,			Consolidated Statements of Operations Line Item
	2015	2014	2013
Foreign currency translation adjustments
Gain (loss) on disposition - continuing operations	$(906)	$—	$—	Gain on disposition of business
Gain (loss) on country exits - continuing operations	714	—	—	Other income (expense), net
Gain (loss) on disposition - discontinued operations	12,313	—	—	Income (loss) from discontinued operations, net of tax
Reclassification adjustments	12,121	—	—
Unrealized gain (loss) on available-for-sale securities
Other-than-temporary impairment of available-for-sale security	—	1,340	—	Other income (expense), net
Less: Tax effect	—	(509)	—	Provision (benefit) for income taxes
Reclassification adjustment	—	831	—
Pension adjustments
Amortization of prior service costs and actuarial gains (losses)	119	—	—	Selling, general and administrative
Less: Tax effect	(19)	—	—	Provision (benefit) for income taxes
Reclassification adjustment	100	—	—
Total reclassification adjustments	$12,221	$831	$—
9. REVOLVING CREDIT AGREEMENT
In August 2014, the Company entered into a three-year senior secured revolving credit agreement (the "Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million. Borrowings under the Credit Agreement bear interest,

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2015, the Company had no borrowings or letters of credit outstanding under the Credit Agreement and was in compliance with all covenants.
10. COMMITMENTS AND CONTINGENCIES
Leases
Rent expense under operating leases was $49.2 million, $51.2 million and $42.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has entered into various non-cancelable operating lease agreements for its offices and data centers throughout the world with lease expirations between 2016 and 2025. The Company leases its headquarters located in Chicago, Illinois ("600 West Chicago"). In July 2015, the Company entered into a new lease agreement for 600 West Chicago that expanded the square footage of the leased space and extended the term of the lease through December 31, 2025. The new lease includes rent escalations that range from one to two percent per year, as well as expansion options and a five-year renewal option. The 600 West Chicago lease represents $112.8 million of the estimated future payments under operating leases shown in the table below. The Company accounts for the 600 West Chicago lease as an operating lease and recognizes rent expense on a straight-line basis, taking into account rent escalations and lease incentives.

Certain of the Company's computer equipment has been acquired under capital lease agreements, with expirations between 2015 and 2019.

The Company is responsible for paying its proportionate share of specified operating expenses and real estate, personal property and lease taxes under certain of its operating and capital leases agreements. These operating expenses are not included in the table below.

As of December 31, 2015, the future payments under operating leases and capital leases for each of the next five years and thereafter is as follows (in thousands):

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Capital Leases	Operating leases
2016	$26,644	$48,262
2017	23,101	47,552
2018	9,084	36,107
2019	470	27,102
2020	—	23,735
Thereafter	—	87,393
Total minimum lease payments	59,299	$270,151
Less: Amount representing interest	(1,580)
Present value of net minimum capital lease payments	57,719
Less: Current portion of capital lease obligations	(26,776)
Total long-term capital lease obligations	$30,943

Purchase Obligations
The Company has entered into non-cancelable arrangements with third-parties, primarily related to information technology products and services. As of December 31, 2015, future payments under these contractual obligations were as follows (in thousands):

2016	$32,982
2017	12,817
2018	33
2019	—
2020	—
Thereafter	—
Total purchase obligations	$45,832
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
The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  Originally filed in April 2012, the case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. The complaint

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asserts claims pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Allegations in the consolidated amended complaint include that the Company and its officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal quarter and the fiscal year ending December 31, 2011 and by failing to disclose information about the Company's financial controls in the registration statement and prospectus for the Company's initial public offering of Class A common stock and in the Company's subsequently-issued earnings release dated February 8, 2012.  The lawsuit seeks monetary damages, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On June 29, 2015, the parties concluded fact discovery, including the depositions of fact witnesses. On July 30, 2015, class notice was mailed to all identifiable members of the certified class and subclass. On September 1, 2015, plaintiff filed an agreed motion to dismiss without prejudice all claims against the Underwriters defendants, which the court granted on September 10, 2015. Expert discovery concluded on December 21, 2015. Trial has been scheduled for December 2016. The parties participated in mediations and settlement discussions during the year ended December 31, 2015 and the first quarter of 2016 and recently entered into a term sheet to settle the litigation. The term sheet provides for a settlement payment to the class of $45.0 million in cash, including plaintiff’s attorneys’ fees, in exchange for a full and final release and also includes a denial of liability or any wrongdoing by the Company and the other defendants. On February 1, 2016, the court entered an order staying all deadlines in the case. As the settlement is subject to and requires court approval, the parties intend to memorialize the term sheet in a stipulation of settlement and then seek court approval. The Company is fully reserved for the settlement amount.

In addition, federal and state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  The federal purported stockholder derivative lawsuit was originally filed in April 2012, and a consolidated stockholder derivative complaint, filed on July 30, 2012, is currently pending in the United States District Court for the Northern District of Illinois: In re Groupon Derivative Litigation.  Plaintiffs assert claims for breach of fiduciary duty and abuse of control.  The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. The state derivative complaints generally allege that the defendants breached their fiduciary duties by purportedly mismanaging the Company's business by, among other things, failing to utilize proper accounting controls and, in the case of one of the state derivative lawsuits, by engaging in alleged insider trading of the Company's Class A common stock and misappropriating information.  In addition, one state derivative case asserts a claim for unjust enrichment.  The derivative lawsuits purport to seek to recoup for the Company an unspecified amount of monetary damages allegedly sustained by the Company, restitution from defendants, reimbursement for fees and costs incurred in connection with the actions, including attorneys' fees, and various other forms of monetary and non-monetary relief.  On June 20, 2012, the Company and the individual defendants filed a motion requesting that the court stay the consolidated federal derivative action pending resolution of the consolidated federal class action.  On July 31, 2012, the court granted defendants' motion in part, and stayed the consolidated federal derivative action pending a separate resolution of upcoming motions to dismiss in the consolidated federal class action.  On June 15, 2012, the state plaintiffs filed a motion to consolidate the state derivative actions, which was granted on July 2, 2012, and on July 5, 2012, the plaintiffs filed a motion for appointment of co-lead plaintiffs and co-lead counsel, which was granted on July 27, 2012.  No consolidated complaint has been filed in the state derivative action. On September 14, 2012, the court granted a motion filed by the parties requesting that the court stay the state derivative actions pending the federal court's resolution of anticipated motions to dismiss in the consolidated federal class action.  On April 18, 2013, the state court appointed a lead plaintiff and approved its selection of lead counsel and local counsel for the purported derivative action. Following entry of the federal court's order denying defendants' motions to dismiss in In re Groupon Securities Litigation, the courts in both the state and federal derivative actions granted motions requesting that the respective courts extend the litigation stays currently in place pending further developments in In re Groupon, Inc. Securities Litigation. Beginning in October 2015, the parties engaged in settlement discussions with the assistance of a mediator. Since that time, the parties have continued to have settlement discussions directly and have recently reached an agreement in principle to settle the litigation. The agreement, which is subject to court approval, provides that the Company will implement certain corporate reforms, but the parties continue to negotiate a reasonable plaintiffs’ attorneys’ fee award to be paid as part of the settlement.

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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company increased its contingent liability relating to the securities litigation matter described above by $37.5 million during the year ended December 31, 2015. This expense is classified within "Selling, general and administrative expense" on the consolidated statements of operations. The Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and estimable. These accruals represent management's best estimate of probable losses and in such cases, there may be an exposure to loss in excess of the amounts accrued. For some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. For each matter described above, there are inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim. However, the Company believes that the amount of reasonably possible losses in excess of the amounts accrued for these matters would not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. The Company's accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Certain foreign tax authorities have issued assessments or provided notification of potential assessments totaling $42.3 million to subsidiaries of the Company for additional value-added taxes (VAT) covering periods ranging from January 2011 to May 2014, including interest and penalties. Those tax authorities are alleging that, for VAT purposes, the Company's revenues from voucher sales should reflect the total amounts collected from purchasers of those vouchers, rather than the amounts that the Company retains after deducting the portion that is payable to the featured merchants. The Company believes that the assessments are without merit and intends to vigorously defend itself in these matters.

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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
11. STOCKHOLDERS' EQUITY
Preferred Stock
The Company's Board of Directors ("the Board") has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of the Class A common stock or Class B common stock. As of December 31, 2015 and 2014, there were no shares of preferred stock outstanding.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Upon (i) the closing of the sale, transfer or other disposition of all or substantially all of the Company's assets, (ii) the consummation of a merger, consolidation, business combination or other similar transaction which results in the voting securities outstanding immediately prior to the transaction (or the voting securities issued with respect to the voting securities outstanding immediately prior to the transaction) representing less than a majority of the combined voting power and outstanding capital stock of the voting securities of the Company or the surviving or acquiring entity, (iii) the recapitalization, liquidation, dissolution or other similar transaction which results in the voting securities outstanding immediately prior to the transaction representing less than a majority of the combined voting power and outstanding capital stock of the Company or the surviving entity or parent entity or (iv) an issuance by the Company, in one transaction or a series of related transactions, of voting securities representing more than 2% of the total voting power of the Company (assuming the Class A common stock and Class B common stock each have one vote per share) to any person or group of affiliated persons who prior to such issuance held less than a majority of the total voting power of the Company (assuming the Class A common stock and Class B common stock each have one vote per share) and who subsequent to the issuance would hold a majority of the total voting power, the holders of Class A common stock and Class B common stock will be treated equally and identically with respect to shares of Class A common stock or Class B common stock owned by them, unless different treatment of the shares of each class is approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.
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
Share Repurchase Program
In 2015, the Board approved a new share repurchase program, under which the Company is authorized to repurchase up to $500.0 million of its Class A common stock through August 2017. Prior to commencing purchases under the existing share repurchase program, the Company completed its previously authorized $300.0 million share repurchase program. During the year ended December 31, 2015, the Company purchased 101,229,061 shares for an aggregate purchase price of $446.6 million (including fees and commissions) under its share repurchase programs. As of December 31, 2015, up to $156.8 million of Class A common stock remains available for purchase under its current share repurchase program. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the programs may be discontinued or suspended at any time.
12. COMPENSATION ARRANGEMENTS

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Groupon, Inc. Stock Plans
In January 2008, the Company adopted the 2008 Stock Option Plan, as amended (the "2008 Plan"), under which options for up to 64,618,500 shares of common stock were authorized to be issued to employees, consultants and directors of the Company. The 2008 Plan was frozen in December 2010. In April 2010, the Company established the Groupon, Inc. 2010 Stock Plan, as amended in April 2011 (the "2010 Plan"), under which options and restricted stock units ("RSUs") for up to 20,000,000 shares of common stock were authorized for future issuance to employees, consultants and directors of the Company. No new awards may be granted under the 2010 Plan following the Company's initial public offering in November 2011. In August 2011, the Company established the Groupon, Inc. 2011 Stock Plan (the "2011 Plan"), as amended in November 2013 and May 2014, under which options, RSUs and performance stock units for up to 100,000,000 shares of common stock were authorized for future issuance to employees, consultants and directors of the Company.
The Groupon, Inc. stock plans described above (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of December 31, 2015, 30,460,905 shares were available for future issuance under the 2011 Plan. Prior to January 2008, the Company issued stock options and RSUs that are governed by employment agreements, some of which are still outstanding.
The Company recognized stock-based compensation expense from continuing operations of $142.1 million, $115.3 million and $121.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to stock awards issued under the Plans, acquisition-related awards and subsidiary awards. The Company recognized stock-based compensation expense from discontinued operations of $5.3 million and $6.7 million for the years ended December 31, 2015 and 2014. The Company also capitalized $12.2 million, $11.2 million and $9.1 million of stock-based compensation for the years ended December 31, 2015, 2014 and 2013, respectively, in connection with internally-developed software.
As of December 31, 2015, a total of $204.1 million of unrecognized compensation costs related to unvested stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted-average period of 1.19 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the years ended December 31, 2015, 2014 and 2013, 1,037,198, 857,171 and 774,288 shares of common stock were issued under the ESPP, respectively.
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
The table below summarizes the stock option activity for the year ended December 31, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2014	2,262,994	$1.09	5.03	$16,226
Exercised	(673,608)	$1.41
Forfeited	(4,554)	$2.07
Outstanding at December 31, 2015	1,584,832	$0.95	3.96	$3,360

Exercisable at December 31, 2015	1,584,832	$0.95	3.96	$3,360

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of December 31,

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2015 and 2014, respectively.
The Company did not grant any stock options during the years ended December 31, 2015, 2014 and 2013. The total intrinsic value of options that were exercised during the years ended December 31, 2015, 2014 and 2013 was $3.0 million, $6.5 million and $30.0 million, respectively.
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between two and four years. The table below summarizes activity regarding unvested restricted stock units under the Plans for the year ended December 31, 2015:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2014	41,337,927	$7.78
Granted	29,396,735	$6.01
Vested	(21,306,534)	$7.67
Forfeited	(10,284,619)	$7.72
Unvested at December 31, 2015	39,143,509	$6.53
The weighted-average grant date fair value of restricted stock units granted in 2014 and 2013 was $7.59 and $7.23, respectively. The fair value of restricted stock units that vested during each of the three years ended December 31, 2015, 2014 and 2013 was $163.4 million, $139.8 million and $126.5 million, respectively.
In May 2015, 575,744 restricted stock units previously granted to Ticket Monster employees were modified to permit continued vesting following the Company’s sale of its controlling stake in Ticket Monster. These nonemployee restricted stock units, which require ongoing employment with Ticket Monster to vest, are remeasured to fair value each reporting period. As of December 31, 2015, 377,256 nonemployee restricted stock units are outstanding.
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
The table below summarizes activity regarding unvested restricted stock for the year ended December 31, 2015:

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2014	34,067	$15.53
Granted	2,203,861	$5.95
Vested	(329,520)	$7.90
Forfeited	—	$—
Unvested at December 31, 2015	1,908,408	$5.72
The fair value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $2.6 million, $0.7 million and $4.1 million, respectively.
Swiss Pension Plan
The Company maintains a pension plan covering employees in Switzerland pursuant to the requirements of Swiss pension law. Contributions to the Swiss pension plan are paid by the employees and the employer. Certain features of the plan require it to be categorized as a defined benefit plan under U.S. GAAP. These features include a minimum interest guarantee on retirement savings accounts, a predetermined factor for converting accumulated savings account balances into a pension, and death and disability benefits. The projected benefit obligation and net unfunded pension liability were $5.9 million and $2.7 million, respectively, as of December 31, 2015 and $4.9 million and $2.0 million, respectively, as of December 31, 2014. The net periodic pension cost for the years ended December 31, 2015 and 2014 was $1.2 million and $0.6 million, respectively.
13. RESTRUCTURING

In the third quarter of 2015, the Company's Board of Directors approved a restructuring plan relating primarily to workforce reductions in the Company's international operations. In connection with the plan, the Company expects to incur total pre-tax charges of up to $35.0 million through September 2016. In addition to the workforce reductions in its ongoing markets, the Company ceased operations in six countries within its Rest of World segment and seven countries within its EMEA segment as part of the restructuring plan. The results of operations for those thirteen countries were not material to the Company's consolidated statements of operations for the year ended December 31, 2015. Additionally, the Company integrated its Ideel apparel marketplace from a standalone website to groupon.com and exited a related fulfillment center and office location, which resulted in severance-related costs and impairments of property, equipment and software in the North America segment for the year ended December 31, 2015. Costs incurred related to the restructuring plan are classified as "Restructuring charges" on the consolidated statements of operations.

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the year ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
	Employee Severance and Benefit Costs (1)	Asset Impairments (2)	Other Exit Costs	Total Restructuring Charges
North America	$2,000	$6,740	$1,755	$10,495
EMEA	15,060	223	829	16,112
Rest of World	1,950	304	707	2,961
Consolidated	$19,010	$7,267	$3,291	$29,568

(1)
The employee severance and benefit costs for the year ended December 31, 2015 relates to the termination of approximately 1,000 employees. The remaining cash payments for those costs are expected to be disbursed through March 31, 2016.

(2)	Asset impairments relate to property, equipment and software that were determined to be impaired as a result of the Company's restructuring activities.
The following table summarizes restructuring liability activity for the year ended December 31, 2015 (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2014	$—	$—	$—
Charges	19,010	3,291	22,301
Cash payments	(9,408)	(755)	(10,163)
Foreign currency translation	(585)	3	(582)
Balance as of December 31, 2015	$9,017	$2,539	$11,556
14. INCOME TAXES
The components of pretax income (loss) from continuing operations for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(100,445)	$(20,057)	$62,021
International	(7,871)	17,308	(80,930)
Income (loss) before provision (benefit) for income taxes	$(108,316)	$(2,749)	$(18,909)
The provision (benefit) for income taxes for the years ended December 31, 2015, 2014 and 2013 was allocated between continuing operations and discontinued operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Continuing Operations	$(19,145)	$15,724	$70,037
Discontinued Operations	48,028	—	—
Total	$28,883	$15,724	$70,037
The pre-tax gain resulting from the sale of a controlling stake in Ticket Monster, which is reported within discontinued operations for the year ended December 31, 2015, was considered for purposes of allocating tax benefits to the current year loss from continuing operations.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2015, 2014 and 2013 consisted of the following components (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current taxes:
U.S. federal	$(23,913)	$(3,518)	$22,321
State	(2,613)	69	1,693
International	16,366	30,297	64,078
Total current taxes	(10,160)	26,848	88,092
Deferred taxes:
U.S. federal	(8,936)	(5,132)	4,675
State	4,324	(742)	(5,687)
International	(4,373)	(5,250)	(17,043)
Total deferred taxes	(8,985)	(11,124)	(18,055)
Provision (benefit) for income taxes	$(19,145)	$15,724	$70,037
The items accounting for differences between the income tax provision or benefit from continuing operations computed at the federal statutory rate and the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal income tax provision (benefit) at statutory rate	$(37,911)	$(962)	$(6,618)
Foreign income and losses taxed at different rates (1)	3,226	(5,416)	14,935
State income taxes, net of federal benefits, and state tax credits	(16,382)	(12,851)	(5,984)
Change in valuation allowances	48,215	19,094	24,404
Effect of foreign and state rate changes on deferred items	(117)	178	837
Tax effects of intercompany transactions	12,448	25,081	23,519
Adjustments related to uncertain tax positions	(14,877)	(12,334)	19,335
Non-deductible stock-based compensation expense	5,408	4,256	9,000
Federal research and development credits	(14,636)	(4,430)	(4,650)
Deductions for investments in subsidiaries that have ceased operations	(4,924)	—	—
Non-taxable gain on disposition of business	(5,070)	—	—
Non-deductible or non-taxable items	5,475	3,108	(4,741)
Provision (benefit) for income taxes	$(19,145)	$15,724	$70,037

(1)
Tax rates in foreign jurisdictions are generally lower than the U.S. federal statutory rate. This results in an increase to the provision for income taxes (or decrease to the benefit for income taxes) in this rate reconciliation for the years ended December 31, 2015 and 2013, prior to the impact of valuation allowances, due to the net pre-tax losses from continuing operations in those foreign jurisdictions.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred income tax assets and liabilities consisted of the following components as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accrued expenses and other liabilities	$52,250	$31,721
Stock-based compensation	8,328	6,911
Net operating loss and tax credit carryforwards	207,581	202,820
Intangible assets, net	17,758	20,786
Investments	—	1,441
Unrealized foreign exchange losses	7,761	5,011
Other	2,080	2,610
Total deferred tax assets	295,758	271,300
Less valuation allowances	(230,288)	(194,785)
Deferred tax assets, net of valuation allowance	65,470	76,515
Deferred tax liabilities:
Investments	(13,782)	—
Prepaid expenses and other assets	(1,881)	(1,455)
Property, equipment and software, net	(29,664)	(25,224)
Deferred revenue	(25,301)	(25,013)
Total deferred tax liabilities	(70,628)	(51,692)
Net deferred tax asset (liability)	$(5,158)	$24,823
The Company has incurred significant losses in recent years and had accumulated deficits of $901.3 million and $922.0 million as of December 31, 2015 and 2014, respectively. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. The Company’s operations in the United States continue to have cumulative pre-tax income for the three-year period ended December 31, 2015, which included a pre-tax gain resulting from the sale of a controlling stake in Ticket Monster in May 2015. However, due to the Company’s recent decision to increase marketing spending by up to $200.0 million in 2016 in connection with its efforts to accelerate customer growth, its operations in the United States are expected to incur a pre-tax loss in 2016 and those operations are forecasted to have a cumulative loss for the three-year period ending December 31, 2016. As a result of the forecasted cumulative three-year pre-tax loss that is expected to arise in the coming year, as well as the pre-tax losses from continuing operations generated in the current and prior year, the Company recognized a valuation allowance against its net deferred tax assets in the United States during the fourth quarter of 2015, which resulted in a $26.0 million charge to income tax expense.
Outside of the United States, the Company continues to maintain valuation allowances against foreign deferred tax assets to reduce those deferred tax assets to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.
The Company had $121.8 million of federal and $606.6 million of state net operating loss carryforwards as of December 31, 2015 which will begin expiring in 2027 and 2017, respectively. As of December 31, 2015, the Company had $528.1 million of foreign net operating loss carryforwards, a significant portion of which carry forward for an indefinite period.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity related to the Company's gross unrecognized tax benefits, excluding interest and penalties, from January 1 to December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning Balance	$98,321	$110,305	$85,481
Increases related to prior year tax positions	—	5,489	10,494
Decreases related to prior year tax positions	(25,702)	(27,875)	(2,103)
Increases related to current year tax positions	10,590	17,348	14,565
Foreign currency translation	(3,572)	(6,946)	1,868
Ending Balance	$79,637	$98,321	$110,305
The total amount of unrecognized tax benefits as of December 31, 2015, 2014 and 2013 that, if recognized, would affect the effective tax rate are $40.8 million, $72.3 million, and $80.0 million, respectively.
The Company recognized $0.1 million, $1.1 million and $3.3 million of interest and penalties within "Provision for income taxes" on its consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively. Total accrued interest and penalties as of December 31, 2015 and 2014 was $5.8 million and $5.7 million, respectively, and are included in "Other non-current liabilities."
The Company is currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of these audits. The Company decreased its liabilities for uncertain tax positions and recognized income tax benefits of $25.6 million for the year ended December 31, 2015, as a result of new information that impacted its estimate of the amount that is more-likely-than not of being realized upon settlement of a tax position and due to expirations of applicable statutes of limitations. For the year ended December 31, 2014, the Company decreased its liabilities for uncertain tax positions and recognized income tax benefits of $28.7 million and $24.4 million, respectively, as a result of new information that impacted the Company's estimate of the amount that is more-likely-than not of being realized upon settlement of a tax position and due to expirations of applicable statutes of limitations. As of December 31, 2015, the Company believes that it is reasonably possible that additional changes of up to $23.8 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2015, no provision has been made for U.S. income taxes and foreign withholding taxes related to the undistributed earnings of the Company's foreign subsidiaries of approximately $260.0 million, because those undistributed earnings are indefinitely reinvested outside the United States. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized U.S. deferred tax liability related to the undistributed earnings of the Company's foreign subsidiaries is not practical due to the complexities associated with the calculation.
15. VARIABLE INTEREST ENTITY
The Company entered into a collaborative arrangement to create a jointly-owned sales category with a strategic partner ("Partner"), and a limited liability company ("LLC") was established in 2011. The Company and its Partner each own 50% of the outstanding LLC interests and income and cash flows of the LLC are allocated based on agreed upon percentages in the related LLC agreement. The liabilities of the LLC are solely the LLC's obligations and are not obligations of the Company or the Partner.
The Company's obligations associated with its interests in the LLC are primarily building, maintaining, customizing, managing and operating the website, contributing intellectual property, identifying deals and promoting the sale of deal vouchers, coordinating the distribution of deal vouchers in certain instances and providing the record keeping.
Under the LLC agreement, the LLC shall be dissolved upon the occurrence of any of the following events: (1) either party becoming a majority owner; (2) the third anniversary of the date of the LLC agreement; (3) certain elections of the Company or the Partner based on the operational and financial performance of the LLC or other changes to certain terms in the agreement;

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company has determined that the LLC is a VIE and the Company is its primary beneficiary. The Company consolidates the LLC because it has the power to direct the activities of the LLC that most significantly impact the LLC's economic performance. In particular, the Company identifies and promotes the deal vouchers, provides all of the back office support (i.e. website, contracts, personnel resources, accounting, etc.), presents the LLC's deal offerings via the Company's websites and mobile applications and provides the editorial resources that create the verbiage included on the websites for the related deal offers.
16. FAIR VALUE MEASUREMENTS
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
Fair value option and available-for-sale securities investments - See Note 7, "Investments," for discussion of the valuation methodologies used to measure the fair value of the Company's investments in Monster LP and GroupMax. The Company measures the fair value of those investments using the discounted cash flow method, which is an income approach, and the market approach.The Company also has investments in redeemable preferred shares and convertible debt securities issued by nonpublic entities. The Company measures the fair value of those available-for-sale securities using the discounted cash flow method.
The Company has classified its fair value option investments in Monster LP and GroupMax and its investments in available-for-sale securities as Level 3 due to the lack of observable market data over fair value inputs such as cash flow projections and discount rates. Increases in projected cash flows and decreases in discount rates contribute to increases in the estimated fair values of the fair value option investments and available-for-sale securities, whereas decreases in projected cash flows and increases in discount rates contribute to decreases in their fair values.

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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(benefit), net" on the consolidated statements of operations.

The Company uses an income approach to value contingent consideration obligations based on future financial performance, which is determined based on the present value of probability-weighted future cash flows. The Company has classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $24.0 million.

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$305,179	$305,179	$—	$—
Fair value option investments	130,725	—	—	130,725
Available-for-sale securities:
Convertible debt securities	10,116	—	—	10,116
Redeemable preferred shares	22,834	—	—	22,834

Liabilities:
Contingent consideration	10,781		—	10,781

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$440,596	$440,596	$—	$—
Available-for-sale securities:
Convertible debt securities	2,527	—	—	2,527
Redeemable preferred shares	4,910	—	—	4,910

Liabilities:
Contingent consideration	1,983	—	—	1,983

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Assets
Fair value option investments:
Beginning Balance	$—	$—	$—
Acquisitions of investments carried at fair value	138,475	—	—
Sale of investments carried at fair value	(4,807)	—	—
Total gains (losses) included in earnings	(2,943)	—	—
Ending Balance	$130,725	$—	$—
Unrealized (losses) gains still held (1)	$(3,023)	$—	$—
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$2,527	$3,174	$3,087
Purchases of convertible debt securities	6,635	—	370
Total gains (losses) included in other comprehensive income	385	693	(283)
Total gains (losses) included in other income (expense), net (2)	569	(1,340)	—
Ending Balance	$10,116	$2,527	$3,174
Unrealized gains (losses) still held (1)	$954	$(647)	$(283)
Redeemable preferred shares:
Beginning Balance	$4,910	$—	$42,539
Acquisitions of preferred shares in exchange transactions	—	—	34,982
Purchase of redeemable preferred shares	18,375	4,599	8,000
Total gains (losses) included in other comprehensive income (loss)	(451)	311	—
Other-than-temporary impairments included in earnings	—	—	(85,521)
Ending Balance	$22,834	$4,910	$—
Unrealized gains (losses) still held (1)	$(451)	$311	$(85,521)

Liabilities
Contingent Consideration:
Beginning Balance	$1,983	$606	$7,601
Issuance of contingent consideration in connection with acquisitions	9,605	4,388	3,567
Settlements of contingent consideration liabilities	(716)	(424)	(4,377)
Reclass to non-fair value liabilities when no longer contingent	(331)	(143)	(3,014)
Total losses (gains) included in earnings (3)	240	(2,444)	(3,171)
Ending Balance	$10,781	$1,983	$606
Unrealized losses (gains) still held (1)	$(148)	$(2,405)	$360

(1)
Represents the unrealized losses or gains recorded in earnings and/or other comprehensive income (loss) during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(2)
Represents accretion of interest income and changes in the fair value of an embedded derivative for the year ended December 31, 2015 and an other-than-temporary-impairment for the year ended December 31, 2014.

(3)	Changes in the fair value of contingent consideration liabilities are classified within "Acquisition-related expense (benefit), net" on the consolidated statements of operations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. For the year ended December 31, 2015, the Company recorded $7.3 million of impairment charges related to property, equipment and software as a result of the Company's restructuring activities (refer to Note 13, "Restructuring"). Those long-lived assets were written down to their estimated fair values of zero as of December 31, 2015. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the years ended December 31, 2014 and 2013.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the consolidated financial statements (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$14,561	$15,922	$15,630	$16,134
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
The Company's other financial instruments not carried at fair value consist primarily of short term certificates of deposit, accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of December 31, 2015 and 2014 due to their short-term nature.
17. INCOME (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The Company computes net income (loss) per share of Class A and Class B common stock using the two-class method. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive equity awards outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, unvested restricted stock awards and ESPP shares. The dilutive effect of these equity awards are reflected in diluted net income (loss) per share by application of the treasury stock method. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, if dilutive, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of those shares.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted loss per share of Class A and Class B common stock for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share amounts and per share amounts):

	Year Ended December 31,
	2015		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator
Allocation of net income (loss) - continuing operations	$(88,842)	$(329)	$(18,407)	$(66)	$(88,626)	$(320)
Less: Allocation of net income (loss) attributable to noncontrolling interests	12,963	48	9,138	33	6,424	23
Allocation of net income (loss) attributable to common stockholders - continuing operations	$(101,805)	$(377)	$(27,545)	$(99)	$(95,050)	$(343)
Allocation of net income (loss) attributable to common stockholders - discontinued operations	122,396	454	(45,284)	(162)	—	—
Allocation of net income (loss) attributable to common stockholders	$20,591	$77	$(72,829)	$(261)	$(95,050)	$(343)
Denominator
Weighted-average common shares outstanding	647,706,249	2,399,976	672,432,417	2,399,976	661,510,218	2,399,976
Basic net income (loss) per share:
Continuing operations	$(0.16)	$(0.16)	$(0.04)	$(0.04)	$(0.14)	$(0.14)
Discontinued operations	0.19	0.19	(0.07)	(0.07)	—	—
Basic net income (loss) per share	$0.03	$0.03	$(0.11)	$(0.11)	$(0.14)	$(0.14)

Diluted net income (loss) per share:
Numerator
Allocation of net income (loss) attributable to common stockholders - continuing operations	$(101,805)	$(377)	$(27,545)	$(99)	$(95,050)	$(343)
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B (1)	—	—	—	—	—	—
Allocation of net income (loss) attributable to common stockholders - continuing operations	$(101,805)	$(377)	$(27,545)	$(99)	$(95,050)	$(343)
Allocation of net income (loss) attributable to common stockholders - discontinued operations	$122,396	$454	$(45,284)	$(162)	$—	$—
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B (1)	—	—	—	—	—	—
Allocation of net income (loss) attributable to common stockholders - discontinued operations	122,396	454	(45,284)	(162)	—	—
Allocation of net income (loss) attributable to common stockholders	$20,591	$77	$(72,829)	$(261)	$(95,050)	$(343)
Denominator
Weighted-average common shares outstanding used in basic computation	647,706,249	2,399,976	672,432,417	2,399,976	661,510,218	2,399,976
Conversion of Class B (1)	—	—	—	—	—	—
Employee stock options (1)	—	—	—	—	—	—
Restricted shares and RSUs (1)	—	—	—	—	—	—
Weighted-average diluted shares outstanding (1)	647,706,249	2,399,976	672,432,417	2,399,976	661,510,218	2,399,976
Diluted net income (loss) per share:
Continuing operations	$(0.16)	$(0.16)	$(0.04)	$(0.04)	$(0.14)	$(0.14)
Discontinued operations	0.19	0.19	(0.07)	(0.07)	—	—
Diluted net income (loss) per share	$0.03	$0.03	$(0.11)	$(0.11)	$(0.14)	$(0.14)

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted loss per share calculation for the years ended December 31, 2015, 2014 and 2013 because the effect on net loss per share from continuing operations would be antidilutive.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following weighted-average outstanding equity awards are not included in the diluted net income (loss) per share calculation above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Year Ended December 31,
	2015	2014	2013
Stock options	1,884,958	2,775,771	5,594,033
Restricted stock units	41,079,648	42,341,320	39,618,897
Restricted stock	1,346,447	52,854	298,292
ESPP shares	916,837	507,916	444,439
Total	45,227,890	45,677,861	45,955,661
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
18. SEGMENT INFORMATION
The company organizes its operations into three segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). Segment operating results reflect earnings before stock-based compensation, acquisition-related expense (benefit), net, other income (expense), net and provision (benefit) for income taxes. Segment information reported in the tables below represents the operating segments of the Company organized in a manner consistent with which separate information is available and for which segment results are evaluated regularly by the Company's chief operating decision-maker in assessing performance and allocating resources.
Revenue and profit or loss information by reportable segment reconciled to consolidated net income (loss) for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2015	2014	2013
North America
Revenue (1)	$2,047,742	$1,824,461	$1,521,358
Segment cost of revenue and operating expenses (3) (4) (5)	2,029,643	1,755,113	1,380,746
Segment operating income (loss) (3)	18,099	69,348	140,612
EMEA
Revenue (1)	867,880	961,130	742,915
Segment cost of revenue and operating expenses (3) (5) (6)	797,786	857,062	631,409
Segment operating income (loss) (3)	70,094	104,068	111,506
Rest of World
Revenue	203,894	256,532	309,382
Segment cost of revenue and operating expenses (3) (5)	228,273	282,688	364,295
Segment operating income (loss) (3)	(24,379)	(26,156)	(54,913)
Consolidated
Revenue	3,119,516	3,042,123	2,573,655
Segment cost of revenue and operating expenses (3) (4) (5) (6)	3,055,702	2,894,863	2,376,450
Segment operating income (loss) (3)	63,814	147,260	197,205
Stock-based compensation (2)	141,734	115,290	121,462
Acquisition-related expense (benefit), net	1,857	1,269	(11)
Income (loss) from operations	(79,777)	30,701	75,754
Other income (expense), net	(28,539)	(33,450)	(94,663)
Income (loss) from continuing operations before provision (benefit) for income taxes	(108,316)	(2,749)	(18,909)
Provision (benefit) for income taxes	(19,145)	15,724	70,037
Income (loss) from continuing operations	(89,171)	(18,473)	(88,946)
Income (loss) from discontinued operations, net of tax	122,850	(45,446)	—
Net income (loss)	$33,679	$(63,919)	$(88,946)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
North America includes revenue from the United States of $2,022.5 million, $1,784.6 million and $1,471.9 million for the years ended December 31, 2015, 2014 and 2013 respectively. Beginning in September 2013, direct revenue transactions in the EMEA Goods category have been transacted through a Switzerland-based subsidiary. As a result, EMEA includes revenue from Switzerland of $496.2 million and $468.7 million for the years ended December 31, 2015 and 2014. There were no other individual countries that represented more than 10% of consolidated total revenue for the years ended December 31, 2015, 2014 and 2013.

(2)
Includes stock-based compensation classified within cost of revenue, marketing expense, and selling, general and administrative expense. Other income (expense), net, includes $0.3 million of additional stock-based compensation for the year ended December 31, 2015.

(3)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The following table summarizes the Company's stock-based compensation expense and acquisition-related expense (benefit), net by reportable segment for the years ended December 31, 2015, 2014 and 2013. (in thousands):

	Year Ended December 31,
	2015		2014		2013
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$124,078	$1,857	$99,939	$1,125	$90,877	$1,285
EMEA	11,445	—	9,927	144	16,263	(1,296)
Rest of World	6,546	—	5,424	—	14,322	—
Consolidated	$142,069	$1,857	$115,290	$1,269	$121,462	$(11)
Acquisition-related expense (benefit), net for the North America segment includes external transaction costs and gains and losses relating to contingent consideration obligations incurred by U.S. legal entities relating to purchases of businesses that became part of the EMEA and Rest of World segments, which is consistent with the attribution used for internal reporting purposes.

(4)
Segment cost of revenue and operating expenses for North America for the year ended December 31, 2015 includes a $37.5 million expense related to an increase in the Company's contingent liability for its securities litigation matter. See Note 10, "Commitments and Contingencies," for additional information.

(5)
Segment cost of revenue and operating expenses for the year ended December 31, 2015 includes restructuring charges of $10.5 million in North America, $16.1 million in EMEA and $3.0 million in Rest of World. See Note 13, "Restructuring," for additional information.

(6)
Segment cost of revenue and operating expenses for EMEA for the year ended December 31, 2015 includes a $6.7 million expense for the write-off of a prepaid asset related to a marketing program that was discontinued because the counterparty ceased operations.

The following table summarizes the Company's total assets by reportable segment as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
North America (1)	$1,063,595	$1,150,417
EMEA	508,353	552,486
Rest of World	224,316	138,144
Assets held for sale (1)	—	386,550
Consolidated total assets	$1,796,264	$2,227,597

(1)
North America contains assets from the United States of $1,018.2 million and $1,120.4 million as of December 31, 2015 and 2014, respectively. Assets held for sale contains assets from the Republic of Korea of $386.6 million as of December 31, 2014. There were no other individual countries that represented more than 10% of consolidated total assets as of December 31, 2015 and 2014, respectively.

The following table summarizes the Company's tangible property and equipment, net of accumulated depreciation and amortization, by reportable segment as of December 31, 2015 and 2014 (in thousands):

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2015	2014
North America (1)	$87,050	$63,915
EMEA (2)	26,264	28,721
Rest of World	4,876	6,698
Consolidated total	$118,190	$99,334

(1)	Substantially all tangible property and equipment within North America is located in the United States.

(2)
Tangible property and equipment, net located within Ireland represented approximately 11% and 13% of the Company's consolidated tangible property and equipment, net as of December 31, 2015 and 2014, respectively. There were no other individual countries located outside of the United States that represented more than 10% of consolidated tangible property and equipment, net as of December 31, 2015 and 2014.

The following table summarizes depreciation and amortization of property, equipment and software and intangible assets by reportable segment for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
North America	$108,973	$83,106	$57,700
EMEA	18,834	24,849	24,157
Rest of World	5,163	7,086	7,592
Consolidated total	$132,970	$115,041	$89,449
The following table summarizes the Company's expenditures for additions to tangible long-lived assets by reportable segment for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
North America	$10,207	$6,775	$14,728
EMEA	14,251	12,945	6,719
Rest of World	4,380	10,092	7,469
Consolidated total	$28,838	$29,812	$28,916
Category Information
The Company offers goods and services through its online local marketplaces in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Collectively, Local and Travel comprise the Company's "Services" offerings and Goods, which it also refers to as "Shopping," reflects its product offerings. The Company also earns advertising revenue, payment processing revenue and commission revenue. Revenue and gross profit from these other sources, which are primarily generated through the Company's relationships with local and national merchants, are included within the Local category in the tables below.

The following table summarizes the Company's third party and other and direct revenue by category for its three reportable segments for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	North America			EMEA			Rest of World			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Local (1):
Third party and other	$701,312	$674,605	$671,846	$302,085	$391,179	$430,020	$107,381	$147,248	$182,010	$1,110,778	$1,213,032	$1,283,876
Direct	—	—	1,772	—	—	—	—	—	—	—	—	1,772
Total	701,312	674,605	673,618	302,085	391,179	430,020	107,381	147,248	182,010	1,110,778	1,213,032	1,285,648

Travel:
Third party	81,731	68,977	56,308	53,059	63,957	63,897	24,091	26,407	30,703	158,881	159,341	150,908
Total services	783,043	743,582	729,926	355,144	455,136	493,917	131,472	173,655	212,713	1,269,659	1,372,373	1,436,556

Goods:
Third party	7,151	5,966	17,409	50,366	63,650	133,117	45,357	59,022	69,344	102,874	128,638	219,870
Direct	1,257,548	1,074,913	774,023	462,370	442,344	115,881	27,065	23,855	27,325	1,746,983	1,541,112	917,229
Total	1,264,699	1,080,879	791,432	512,736	505,994	248,998	72,422	82,877	96,669	1,849,857	1,669,750	1,137,099

Total revenue	$2,047,742	$1,824,461	$1,521,358	$867,880	$961,130	$742,915	$203,894	$256,532	$309,382	$3,119,516	$3,042,123	$2,573,655

(1)	Includes revenue from deals with local and national merchants and through local events.

The following table summarizes the Company's gross profit by category for its three reportable segments for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	North America			EMEA			Rest of World			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Local (1):
Third party and other	$600,893	$581,067	$582,723	$282,880	$364,545	$383,725	$92,185	$125,343	$153,406	$975,958	$1,070,955	$1,119,854
Direct	—	—	(782)	—	—	—	—	—	—	—	—	(782)
Total	600,893	581,067	581,941	282,880	364,545	383,725	92,185	125,343	153,406	975,958	1,070,955	1,119,072

Travel:
Third party	67,027	56,994	48,824	47,394	59,229	56,850	18,817	19,932	25,689	133,238	136,155	131,363
Total services	667,920	638,061	630,765	330,274	423,774	440,575	111,002	145,275	179,095	1,109,196	1,207,110	1,250,435

Goods:
Third party	5,931	5,112	15,319	42,782	55,434	116,357	25,692	30,297	39,699	74,405	90,843	171,375
Direct	127,720	88,810	66,753	72,508	77,706	13,194	1,236	840	(224)	201,464	167,356	79,723
Total	133,651	93,922	82,072	115,290	133,140	129,551	26,928	31,137	39,475	275,869	258,199	251,098

Total gross profit	$801,571	$731,983	$712,837	$445,564	$556,914	$570,126	$137,930	$176,412	$218,570	$1,385,065	$1,465,309	$1,501,533

(1)	Includes gross profit from deals with local and national merchants and through local events.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. RELATED PARTY TRANSACTION
During 2013, the Company acquired Boomerang, Inc., a Lightbank LLC portfolio company, for total cash consideration of $1.0 million. Eric Lefkofsky, the Company's former CEO and current Chairman, and Bradley Keywell, one of the Company's directors, co-founded Lightbank, a private investment firm specializing in information technology companies. They are the majority shareholders of Lightbank, and Mr. Keywell is the managing director.
20. QUARTERLY RESULTS (UNAUDITED)
The following table represents data from the Company's unaudited consolidated statements of operations for the most recent eight quarters. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to fairly state the information for the periods presented. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands, except share and per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2015 (1)	2015 (2)	2015 (3)	2015	2014	2014	2014	2014
Consolidated Statements of Operations Data:
Revenue	$917,170	$713,595	$738,395	$750,356	$883,228	$714,269	$716,211	$728,415
Cost of revenue	545,430	384,683	401,388	402,950	505,119	358,991	349,801	362,903
Gross profit	371,740	328,912	337,007	347,406	378,109	355,278	366,410	365,512
Income (loss) from operations	(5,423)	(70,423)	(9,226)	5,295	33,640	1,049	2,376	(6,364)
Income (loss) from continuing operations	(32,552)	(24,613)	(15,267)	(16,739)	26,566	(12,573)	(10,692)	(21,774)
Income (loss) from discontinued operations, net of tax	(10,613)	—	127,179	6,284	(15,182)	(6,445)	(10,230)	(13,589)
Net income (loss) attributable to Groupon, Inc.	(46,528)	(27,615)	109,084	(14,273)	8,788	(21,208)	(22,875)	(37,795)
Basic net income (loss) per share (4) :
Continuing operations	$(0.06)	$(0.04)	$(0.03)	$(0.03)	$0.04	$(0.02)	$(0.02)	$(0.04)
Discontinued operations	(0.02)	0.00	0.19	0.01	(0.03)	(0.01)	(0.01)	(0.02)
Basic net income (loss) per share	$(0.08)	$(0.04)	$0.16	$(0.02)	$0.01	$(0.03)	$(0.03)	$(0.06)
Diluted net income (loss) per share (4):
Continuing operations	$(0.06)	(0.04)	$(0.03)	$(0.03)	$0.04	$(0.02)	$(0.02)	$(0.04)
Discontinued operations	(0.02)	0.00	0.19	0.01	(0.03)	(0.01)	(0.01)	(0.02)
Diluted net income (loss) per share	$(0.08)	$(0.04)	$0.16	$(0.02)	$0.01	$(0.03)	$(0.03)	$(0.06)
Weighted average number of shares outstanding
Basic	607,517,010	644,894,785	671,630,169	676,382,937	671,885,967	669,526,524	675,538,392	682,378,690
Diluted	607,517,010	644,894,785	671,630,169	676,382,937	681,543,847	669,526,524	675,538,392	682,378,690

(1)
Income (loss) from operations for the three months ended December 31, 2015 includes restructuring charges of $5.4 million. The $10.6 million loss presented within income (loss) from discontinued operations, net of tax, for the three months ended December 31, 2015 represents additional income tax expense attributed to discontinued operations, which resulted from the valuation allowance that was recognized during the period against the Company's net deferred tax assets in the United States.

(2)
Income (loss) from continuing operations for the three months ended September 30, 2015 includes restructuring charges of $24.1 million, a $37.5 million expense related to an increase in the Company's contingent liability in its securities litigation matter, and a $6.7 million expense for the write-off of a prepaid asset related to a marketing program that was discontinued because the counterparty ceased operations.

(3)	Income (loss) from discontinued operations, net of tax, for the three months ended June 30, 2015 includes a $154.1 million gain, net of tax, from the sale of a controlling stake in Ticket Monster.

(4)	The sum of per share amounts for quarterly periods may not equal year-to-date amounts due to rounding.

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
Based on this evaluation, our management concluded that, as of December 31, 2015, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included below.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Groupon, Inc.
We have audited Groupon, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Groupon, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Groupon, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Groupon, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 11, 2016

ITEM 9B: OTHER INFORMATION
On February 9, 2016, in connection with its annual compensation review process, the Compensation Committee of the Board approved the awards of restricted stock units ("RSUs") and performance share units ("PSUs") to certain of the Company’s named executive officers and approved the performance terms (described below) for the 2016 PSUs, including for the previously disclosed 2016 target award for Rich Williams, our Chief Executive Officer. The Committee approved the following awards to our named executive officers:

		Target PSUs
Name	RSUs	Year	Number
Dane Drobny Senior Vice President and General Counsel	161,533	2016	25,925
		2017	14,458
Brian Kayman Interim Chief Financial Officer	124,503	2016	14,000
		2017	17,126
Brian Stevens Chief Accounting Officer	121,816	2016	12,718
		2017	17,736

The RSUs are subject to the Company’s standard terms and vest as follows: Mr. Drobny - 103,700 RSUs vest in equal installments quarterly over a twelve month period beginning on March 31, 2016 and 57,833 RSUs vest in equal installments quarterly over a twelve month period beginning on March 31, 2017; Mr Kayman - 56,000 RSUs vest in equal installments quarterly over a twelve month period beginning on March 31, 2016 and 68,503 RSUs vest in equal installments quarterly over a twelve month period beginning on March 31, 2017; and Mr. Stevens - 50,874 RSUs vest in equal installments quarterly over a twelve month period beginning on March 31, 2016 and 70,942 RSUs vest in equal installments quarterly over a twelve month period beginning on March 31, 2017.

All of the PSUs for 2016 may be earned, if at all, in an amount ranging from 50% to 200% of the target award depending on the achievement of certain levels of the following performance objectives in 2016: Adjusted EBITDA; Revenue; and Strategic Goals. As previously disclosed, the performance terms for the 2017 PSUs will be established by the Compensation Committee within the first 90 days of 2017. The above description of the terms of the 2016 PSUs is qualified in its entirety by reference to the form of PSU Agreement, which is attached as Exhibit 10.15 hereto and incorporated by reference herein.

On February 9, 2016, in connection with its annual review of the change in control and severance benefits of our peer companies, the Compensation Committee of the Board also approved certain modifications to Mr. Williams’ Severance Benefits Agreement, which included increasing the severance benefits amounts upon a termination of employment without cause or for good reason from six months to twelve months of salary, benefits and equity award acceleration and increasing the “double-trigger” (termination of employment in connection with a change in control) equity award acceleration amount from 50% to 100% of outstanding equity awards.

PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Directors of the Company is incorporated by reference from the information under the captions "Board of Directors" and "Corporate Governance at Groupon" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders. Information regarding the Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board Committees" and "Audit Committee Report" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2015. Information regarding the Executive Officers of the Company can be found in Part I of this Annual Report on Form 10-K. Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2015.
Code of Ethics
We have adopted a Code of Conduct, which is applicable to our chief executive officer, chief financial officer and other principal executive and senior financial officers. Our Code of Conduct is available through our website (www.groupon.com). Information about the Code of Conduct is incorporated by reference from the information under the caption "Corporate Governance at Groupon" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2015. We will post any amendment to or waiver from the provisions of the Code of Conduct that applies to the above executive officers on our website (www.groupon.com) under the caption "Corporate Governance."
ITEM 11: EXECUTIVE COMPENSATION
Incorporated by reference from the information under the captions "Named Executive Officer Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2015.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information under the captions "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2015.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDEDNCE
Incorporated by reference from the information under the captions "Corporate Governance at Groupon," "Board Independence" and "Certain Relationships and Related Party Transactions" in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2015.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information under the caption "Ratification of the Independent Registered Public Accounting Firm" in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2015.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) We have filed the following documents as part of the Annual Report on Form 10-K
 (2) Financial Statement Schedules
Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense	Acquisitions and Other	Balance at End of Year
	(in thousands)
TAX VALUATION ALLOWANCE:
Year ended December 31, 2015	194,785	48,215	(12,712)	230,288
Year ended December 31, 2014 (1)	173,577	19,094	2,114	194,785
Year ended December 31, 2013	159,249	24,404	(10,076)	173,577

(1)
Valuation allowances and activity as of and for the year ended December 31, 2014 have been adjusted to exclude balances related to Ticket Monster, which has been reported as discontinued operations in the accompanying consolidated financial statements.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or in the notes thereto.
(3) Exhibits (i)  See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of February 2016.

GROUPON, INC.
By:	/s/ RICH WILLIAMS
	Name:	Rich Williams
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Rich Williams, Brian A. Kayman and Brian C. Stevens, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubsitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 11, 2016.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of February 2016.

Signature	Title

/s/ Rich Williams	Chief Executive Officer and Director (Principal Executive Officer)
Rich Williams
/s/ Brian A. Kayman	Interim Chief Financial Officer (Principal Financial Officer)
Brian A. Kayman
/s/ Brian C. Stevens	Chief Accounting Officer (Principal Accounting Officer)
Brian C. Stevens
/s/ Eric Lefkofsky	Director
Eric Lefkofsky
/s/ Peter J. Barris	Director
Peter J. Barris
/s/ Robert J. Bass	Director
Robert J. Bass
/s/ Daniel T. Henry	Director
Daniel T. Henry
/s/ Ann E. Ziegler	Director
Ann E. Ziegler
/s/ Bradley A. Keywell	Director
Bradley A. Keywell
/s/ Theodore J. Leonsis	Director
Theodore J. Leonsis
/s/ Jeffrey T. Housenbold	Director
Jeffrey T. Housenbold

EXHIBITS

Exhibit Number	Description
2.1
Investment Agreement, dated as of April 19, 2015, among Groupon Trailblazer, Inc., Monster Partners LP and Monster Holdings LP (incorporated by reference to the Company's Current Report on Form 8-K filed April 20, 2015).

3.1*	Sixth Amended and Restated Certificate of Incorporation.
3.3*	Amended and Restated By-Laws.
4.1*	Specimen Class A common stock certificate of the Registrant.
4.2*	Third Amended and Restated Investors Rights Agreement, dated as of December 10, 2010, between Groupon, Inc. and certain investors named therein.
10.1*	2008 Stock Option Plan.**
10.2*	Form of Notice of Grant of Stock Option under 2008 Stock Option Plan.**
10.3*	2010 Stock Plan.**
10.4*	Form of Notice of Grant of Stock Option under 2010 Stock Plan.**
10.5*	Form of Notice of Restricted Stock Unit Award under 2010 Stock Plan.**
10.6*	Letter Agreement, dated as of May 4, 2015, between the Company and Eric Lefkofsky (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015).**
10.7	Letter Agreement, dated as of May 11, 2014, between the Company and Dane Drobny (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014).**
10.8*	Letter Agreement, dated as of November 3, 2015, between the Company and Rich Williams (incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2015.)**
10.9*	Form of Indemnification Agreement**
10.10	Form of Notice of Restricted Stock Award under 2011 Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).**
10.11	Form of Severance Benefit Agreement as entered into between Groupon, Inc. and its executive officers (incorporated by reference to the Company's Current Report on Form 8-K filed on August 7, 2013).**
10.12
Credit Agreement, dated as of August 1, 2014, among JPMorgan Chase Bank, National Association, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Groupon, Inc., and the lenders party thereto from time to time (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2014).

10.13	2011 Incentive Plan, as amended and restated effective as of May 20, 2014 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2014).**
10.14	Non-Employee Directors’ Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2014).**
10.15	Form of Notice of Performance Share Unit Award and Form of Performance Share Unit Award Agreement under 2011 Incentive Plan.**
21.1	Subsidiaries of Groupon, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________________________

*    Incorporated by reference to the Company's registration statement on Form S-1 (registration number 333-174661)

**    Management contract or compensatory plan or arrangement.