Form 10-K/A
period 2015-12-31
Groupon, Inc.
filed 2016-03-30
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number: 1-35335

GROUPON, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	1-35335 (Commission File Number)	27-0903295 (I.R.S. Employer Identification No.)

600 West Chicago Avenue, Suite 400 Chicago, Illinois (Address of principal executive offices)	60654 (Zip Code)

312-334-1579
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.0001	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No

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

EXPLANATORY NOTE

This amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed on February 11, 2016 (the "Original 10-K"), of Groupon, Inc. ("Groupon"). Groupon is filing this Amendment to include in Item 15 the separate financial statements of Monster Holdings LP ("Monster LP" or the "Partnership") as required by Regulation S-X Rule 3-09 (the "Rule 3-09 financial statements"), which were not included in the Original 10-K and are due within 90 days of our fiscal year end. The Rule 3-09 financial statements include Monster LP's consolidated balance sheet as of December 31, 2015 and its related consolidated statements of operations, comprehensive loss, partners' capital, and cash flows for the period from May 27, 2015 through December 31, 2015.

This Amendment should be read in conjunction with the Original 10-K. Except as expressly set forth herein, this Amendment does not modify or update Groupon’s financial position, results of operations, cash flows, disclosures or other information in the Original 10-K and does not reflect events occurring after February 11, 2016.
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) Consolidated Financial Statements:

The consolidated financial statements of Groupon, as listed in Item 15 of the Original 10-K, are included in Item 8 of the Original 10-K.

The consolidated financial statements of Monster LP required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this Amendment.

(2) Financial Statement Schedules:

The financial statement schedule of Groupon is included in Item 15 of the Original 10-K.

(3) Exhibits:

The exhibits listed in the Exhibit Index of the Original 10-K and this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2016.

GROUPON, INC.

By:	/s/ Brian A. Kayman
Name:	Brian A. Kayman
Title:	Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

23.2	Consent of Ernst & Young Han Young.
31.3	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2016.
31.4
Certificate of Interim Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2016.

32.2
Certificate of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2016.

99.1	Audited Consolidated Financial Statements of Monster Holdings LP as of December 31, 2015 and for the period from May 27, 2015 through December 31, 2015 and the related notes thereto.