Form 10-Q
period 2016-03-31
Groupon, Inc.
filed 2016-04-29
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Yes             No  ☒
As of April 26, 2016, there were 577,617,876 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

______________________________________________________

PART I
FORWARD‑LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, volatility in our revenue and operating results; risks related to our business strategy, including our strategy to grow our local marketplaces, marketing strategy and spend and the productivity of those marketing investments and the impact of our shift away from lower-margin products in our Goods category; effectively dealing with challenges arising from our international operations, including fluctuations in currency exchange rates; retaining existing customers and adding new customers, including as we increase our marketing spend and shift away from lower-margin products in our Goods category; retaining and adding high quality merchants; cyber security breaches; incurring expenses as we expand our business; competing successfully in our industry; maintaining favorable payment terms with our business partners; providing a strong mobile experience for our customers; delivery and routing of our emails; product liability claims; managing inventory and order fulfillment risks; integrating our technology platforms; litigation; managing refund risks; retaining, attracting and integrating members of our executive team; difficulties, delays or our inability to successfully complete all or part of the announced restructuring actions or to realize the operating efficiencies and other benefits of such restructuring actions; higher than anticipated restructuring charges or changes in the timing of such restructuring charges; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; tax liabilities; tax legislation; compliance with domestic and foreign laws and regulations, including the CARD Act and regulation of the Internet and e-commerce; classification of our independent contractors; maintaining our information technology infrastructure; protecting our intellectual property; maintaining a strong brand; seasonality; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; the impact of our ongoing strategic review and any potential strategic alternatives we may choose to pursue; our senior convertible notes; our ability to complete and realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Part I, "Item 1A: Risk Factors" of our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, and Part II, "Item 1A: Risk Factors" of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$688,512	$853,362
Accounts receivable, net	73,471	68,175
Prepaid expenses and other current assets	134,831	153,705
Total current assets	896,814	1,075,242
Property, equipment and software, net	193,036	198,897
Goodwill	291,747	287,332
Intangible assets, net	32,769	36,483
Investments (including $162.5 million and $163.7 million at March 31, 2016 and December 31, 2015, respectively, at fair value)	177,553	178,236
Deferred income taxes	4,254	3,454
Other non-current assets	22,507	16,620
Total Assets	$1,618,680	$1,796,264
Liabilities and Equity
Current liabilities:
Accounts payable	$21,970	$24,590
Accrued merchant and supplier payables	674,153	776,211
Accrued expenses and other current liabilities	406,578	402,724
Total current liabilities	1,102,701	1,203,525
Deferred income taxes	6,937	8,612
Other non-current liabilities	123,371	113,540
Total Liabilities	1,233,009	1,325,677
Commitments and contingencies (see Note 7)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 720,766,970 shares issued and 573,478,805 shares outstanding at March 31, 2016 and 717,387,446 shares issued and 588,919,281 shares outstanding at December 31, 2015	72	72
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	1,997,930	1,964,453
Treasury stock, at cost, 147,288,165 shares at March 31, 2016 and 128,468,165 shares at December 31, 2015	(708,490)	(645,041)
Accumulated deficit	(953,542)	(901,292)
Accumulated other comprehensive income (loss)	48,354	51,206
Total Groupon, Inc. Stockholders' Equity	384,324	469,398
Noncontrolling interests	1,347	1,189
Total Equity	385,671	470,587
Total Liabilities and Equity	$1,618,680	$1,796,264

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Third party and other	$334,568	$360,121
Direct	397,403	390,235
Total revenue	731,971	750,356
Cost of revenue:
Third party and other	46,781	51,697
Direct	345,862	351,253
Total cost of revenue	392,643	402,950
Gross profit	339,328	347,406
Operating expenses:
Marketing	89,765	52,533
Selling, general and administrative	280,988	289,847
Restructuring charges	12,444	—
Acquisition-related expense (benefit), net	3,464	(269)
Total operating expenses	386,661	342,111
Income (loss) from operations	(47,333)	5,295
Other income (expense), net	3,486	(19,927)
Income (loss) from continuing operations before provision (benefit) for income taxes	(43,847)	(14,632)
Provision (benefit) for income taxes	1,749	2,107
Income (loss) from continuing operations	(45,596)	(16,739)
Income (loss) from discontinued operations, net of tax	—	6,284
Net income (loss)	(45,596)	(10,455)
Net income attributable to noncontrolling interests	(3,523)	(3,818)
Net income (loss) attributable to Groupon, Inc.	$(49,119)	$(14,273)

Basic net income (loss) per share:
Continuing operations	$(0.08)	$(0.03)
Discontinued operations	—	0.01
Basic net income (loss) per share	$(0.08)	$(0.02)

Diluted net income (loss) per share:
Continuing operations	$(0.08)	$(0.03)
Discontinued operations	—	0.01
Diluted net income (loss) per share	$(0.08)	$(0.02)

Weighted average number of shares outstanding
Basic	582,751,678	676,382,937
Diluted	582,751,678	676,382,937

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Income (loss) from continuing operations	$(45,596)	$(16,739)
Other comprehensive income (loss) from continuing operations:
Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	(4,225)	10,707
Reclassification adjustments included in income (loss) from continuing operations	1,462	—
Net change in unrealized gain (loss)	(2,763)	10,707
Amortization of pension net actuarial gain (loss) to earnings (net of tax effect of $4 and $5 for the three months ended March 31, 2016 and 2015, respectively)	27	26
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $0 and $83 for the three months ended March 31, 2016 and 2015, respectively)	(116)	137
Other comprehensive income (loss) from continuing operations	(2,852)	10,870
Comprehensive income (loss) from continuing operations	(48,448)	(5,869)

Income (loss) from discontinued operations	—	6,284
Other comprehensive income (loss) from discontinued operations - Foreign currency translation adjustments (net of tax effect of $1,428 for the three months ended March 31, 2015)	—	(2,417)
Comprehensive income (loss) from discontinued operations	—	3,867

Comprehensive income (loss)	(48,448)	(2,002)
Comprehensive income (loss) attributable to noncontrolling interests	(3,523)	(3,818)
Comprehensive income (loss) attributable to Groupon, Inc.	$(51,971)	$(5,820)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2015	719,787,422	$72	$1,964,453	(128,468,165)	$(645,041)	$(901,292)	$51,206	$469,398	$1,189	$470,587
Cumulative effect of change in accounting principle	—	—	—	—	—	(3,131)	—	(3,131)	—	(3,131)
Net income (loss)	—	—	—	—	—	(49,119)	—	(49,119)	3,523	(45,596)
Foreign currency translation	—	—	—	—	—	—	(2,763)	(2,763)	—	(2,763)
Amortization of pension net actuarial loss to earnings, net of tax	—	—	—	—	—	—	27	27	—	27
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(116)	(116)	—	(116)
Forfeiture of unvested restricted stock	(196,968)	—	—	—	—	—	—	—	—	—
Exercise of stock options	253,511	—	319	—	—	—	—	319	—	319
Vesting of restricted stock units	4,104,383	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	618,319	—	1,614	—	—	—	—	1,614	—	1,614
Tax withholdings related to net share settlements of stock-based compensation awards	(1,399,721)	—	(4,262)	—	—	—	—	(4,262)	—	(4,262)
Stock-based compensation on equity-classified awards	—	—	35,806	—	—	—	—	35,806	—	35,806
Purchases of treasury stock	—	—	—	(18,820,000)	(63,449)	—	—	(63,449)	—	(63,449)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,365)	(3,365)
Balance at March 31, 2016	723,166,946	$72	$1,997,930	(147,288,165)	$(708,490)	$(953,542)	$48,354	$384,324	$1,347	$385,671

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income (loss)	$(45,596)	$(10,455)
Less: Income (loss) from discontinued operations, net of tax	—	6,284
Income (loss) from continuing operations	(45,596)	(16,739)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	30,143	26,266
Amortization of acquired intangible assets	4,654	5,934
Stock-based compensation	30,756	35,144
Restructuring-related long-lived asset impairments	45	—
Deferred income taxes	(2,310)	22
(Gain) loss, net from changes in fair value of contingent consideration	3,442	(279)
Loss from changes in fair value of investments	1,100	—
Change in assets and liabilities, net of acquisitions:
Restricted cash	505	3,245
Accounts receivable	(3,223)	(8,901)
Prepaid expenses and other current assets	20,940	(2,513)
Accounts payable	(2,850)	2,244
Accrued merchant and supplier payables	(112,425)	(17,034)
Accrued expenses and other current liabilities	10,848	(2,470)
Other, net	(12,754)	18,688
Net cash provided by (used in) operating activities from continuing operations	(76,725)	43,607
Net cash provided by (used in) operating activities from discontinued operations	—	(24,355)
Net cash provided by (used in) operating activities	(76,725)	19,252
Investing activities
Purchases of property and equipment and capitalized software	(19,952)	(18,294)
Acquisitions of businesses, net of acquired cash	(40)	(800)
Settlement of liabilities related to purchase of additional interest in consolidated subsidiaries	—	(349)
Acquisitions of intangible assets	(786)	—
Net cash provided by (used in) investing activities from continuing operations	(20,778)	(19,443)
Net cash provided by (used in) investing activities from discontinued operations	—	(624)
Net cash provided by (used in) investing activities	(20,778)	(20,067)
Financing activities
Payments for purchases of treasury stock	(64,665)	(18,006)
Taxes paid related to net share settlements of stock-based compensation awards	(4,964)	(14,584)
Proceeds from stock option exercises and employee stock purchase plan	1,933	1,946
Distribution to noncontrolling interest holders	(3,365)	(1,558)
Payments of capital lease obligations	(6,954)	(3,636)
Net cash provided by (used in) financing activities	(78,015)	(35,838)
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets held for sale	10,668	(30,199)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(164,850)	(66,852)
Less: Net increase (decrease) in cash classified within current assets held for sale	—	(25,722)
Net increase (decrease) in cash and cash equivalents	(164,850)	(41,130)
Cash and cash equivalents, beginning of period	853,362	1,016,634
Cash and cash equivalents, end of period	$688,512	$975,504

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	$1,163	$—
Leasehold improvements funded by lessor	4,809	—
Liability for purchases of treasury stock	2,965	901
Liability for purchase consideration	250	—
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	3,928	3,440
Liability for purchase of additional interest in consolidated subsidiaries	526	1,249
Discontinued operations:
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	—	415
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
The Company's operations are organized into three segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). See Note 13, "Segment Information."
In May 2015, the Company sold a controlling stake in its subsidiary Ticket Monster, Inc. ("Ticket Monster"), an entity based in the Republic of Korea, that resulted in its deconsolidation. The financial results of Ticket Monster are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three months ended March 31, 2015. See Note 2, "Discontinued Operations," for additional information.
Unaudited Interim Financial Information

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 11, 2016, as amended by the Form 10-K/A for the year ended December 31, 2015, filed with the SEC on March 30, 2016.
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
Adoption of New Accounting Standards
The Company adopted the guidance in Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, on January 1, 2016. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the impact of that change in accounting policy has been recorded as a $3.1 million cumulative effect adjustment to its accumulated deficit as of January 1, 2016. Additionally, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2016 and the impact of applying that guidance was not material to the condensed consolidated financial statements for the period ended March 31, 2016. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a retrospective basis, which has resulted in a $2.9 million increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities in the accompanying condensed consolidated statement of cash flows for the period ended March 31, 2015, as compared to the amounts previously reported. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.
The Company adopted the guidance in ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, on January 1, 2016. This ASU expands the variable interest entity ("VIE") criteria to specifically include limited partnerships in certain circumstances. The adoption of ASU 2015-02 did not have a material impact on the accompanying condensed consolidated financial statements. The Company determined that Monster Holdings LP ("Monster LP") is not a VIE under ASU 2015-02, which is consistent with its conclusion prior to adoption of the ASU. That investment is evaluated as a corporation, rather than a limited partnership, for purposes of making consolidation determinations because its governance structure is akin to a corporation. Under the terms of Monster LP’s amended and restated agreement of limited partnership, all of the objectives and purposes of Monster LP are carried out by a board of directors, rather than a general partner.
The Company adopted the guidance in ASU 2015-05, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, on January 1, 2016. This ASU provides guidance about whether a cloud computing arrangement contains a software license. The Company has elected to apply this guidance prospectively to arrangements entered into or materially modified on or after January 1, 2016. The adoption of ASU 2015-05 did not have a material impact on the accompanying condensed consolidated financial statements.

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
2. DISCONTINUED OPERATIONS
In May 2015, the Company sold a controlling stake in Ticket Monster to an investor group. A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the Ticket Monster disposition transaction and determined that those conditions for discontinued operations presentation were met. As such, the financial results of Ticket Monster and the related income tax effects are reported within discontinued operations in the accompanying condensed consolidated financial statements.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2015 (in thousands):

Three Months Ended March 31, 2015
Third party and other revenue	$17,883
Direct revenue	24,823
Third party and other cost of revenue	(9,524)
Direct cost of revenue	(25,949)
Marketing expense	(5,023)
Selling, general and administrative expense	(22,763)
Other income, net	61
Loss from discontinued operations before benefit for income taxes	(20,492)
Benefit for income taxes	26,776
Income (loss) from discontinued operations, net of tax	$6,284

The Company recognized an income tax benefit from discontinued operations of $26.8 million for the three months ended March 31, 2015. That tax benefit resulted from the recognition of a deferred tax asset related to the excess of the tax basis over the financial reporting basis of the Company's investment in Ticket Monster upon meeting the criteria for held-for-sale classification. No tax benefits were recognized in relation to Ticket Monster's pre-tax losses for the three months ended March 31, 2015 because valuation allowances were provided against the related net deferred tax assets.

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the three months ended March 31, 2016 (in thousands):

	North America	EMEA	Rest of World	Consolidated
Balance as of December 31, 2015	$178,746	$92,063	$16,523	$287,332
Foreign currency translation	—	3,741	674	4,415
Balance as of March 31, 2016	$178,746	$95,804	$17,197	$291,747

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the Company's intangible assets (in thousands):

	March 31, 2016
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$53,614	$46,227	$7,387
Merchant relationships	9,903	8,463	1,440
Trade names	11,213	7,862	3,351
Developed technology	37,460	27,374	10,086
Brand relationships	7,960	3,471	4,489
Other intangible assets	21,578	15,562	6,016
Total	$141,728	$108,959	$32,769

	December 31, 2015
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$52,204	$43,725	$8,479
Merchant relationships	9,648	8,064	1,584
Trade names	11,013	7,396	3,617
Developed technology	37,103	25,436	11,667
Brand relationships	7,960	3,073	4,887
Other intangible assets	20,638	14,389	6,249
Total	$138,566	$102,083	$36,483
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets was $4.7 million and $5.9 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2016	$12,015
2017	11,470
2018	7,961
2019	831
2020	478
Thereafter	14
Total	$32,769

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	March 31, 2016	Percent Ownership of Voting Stock			December 31, 2015	Percent Ownership of Voting Stock
Available-for-sale securities:
Convertible debt securities	$10,173				$10,116
Redeemable preferred shares	22,699	17%	to	25%	22,834	17%	to	25%
Total available-for-sale securities	32,872				32,950
Cost method investments	15,056	2%	to	10%	14,561	2%	to	10%
Fair value option investments	129,625	43%	to	45%	130,725	43%	to	45%
Total investments	$177,553				$178,236
The following table summarizes the amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company's available-for-sale securities as of March 31, 2016 and December 31, 2015, respectively (in thousands):

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value
Available-for-sale securities:
Convertible debt securities	$9,272	$901	$—	$10,173	$9,234	$882	$—	$10,116
Redeemable preferred shares	22,973	—	(274)	22,699	22,973	—	(139)	22,834
Total available-for-sale securities	$32,245	$901	$(274)	$32,872	$32,207	$882	$(139)	$32,950

(1)	Available-for-sale securities with an unrealized loss were in a loss position for less than 12 months.
Fair Value Option Investments
In connection with the dispositions of Ticket Monster in May 2015 and the Company's subsidiary in India ("Groupon India") in August 2015, the Company obtained a minority limited partner interest in Monster Holdings LP ("Monster LP") and a minority investment in GroupMax Pte Ltd. ("GroupMax"). The investments in Monster LP and GroupMax were measured at their fair values of $122.1 million and $16.4 million, respectively, as of their respective acquisition dates.
The Company has made an irrevocable election to account for both of these investments at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to these investments because it believes that fair value is the most relevant measurement attribute for these investments, as well as to reduce operational and accounting complexity.
As of March 31, 2016, the Company has measured the fair value of the Monster LP investment primarily using the discounted cash flow method, which is an income approach. Under that method, the first step in determining the fair value of the investment that the Company holds is to estimate the fair value of Monster LP in its entirety. The key inputs to determining the fair value are cash flow forecasts and discount rates. As of March 31, 2016, the Company applied a discount rate of 22.5% in its discounted cash flow valuation of Monster LP. The Company also used a market approach valuation technique, which is based on market multiples of guideline companies, in determining the fair value of Monster LP as of March 31, 2016. The discounted cash flow and market approach valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of the investee. Once the Company has determined the fair value of Monster LP, it then determines the fair value of its specific investment in the entity. Monster LP has a complex capital structure, so the Company applies an option-pricing model

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

that considers the liquidation preferences of the respective classes of ownership interests in Monster LP to determine the fair value of its ownership interest in the entity. The Company recognized a loss of less than $0.1 million from changes in the fair value of its investment in Monster LP for the three months ended March 31, 2016.
As of March 31, 2016, the Company has measured the fair value of the GroupMax investment primarily using the discounted cash flow method, which is an income approach. Under that method, the first step in determining the fair value of the investment that the Company holds is to estimate the fair value of GroupMax in its entirety. The key inputs to determining the fair value are cash flow forecasts and discount rates. As of March 31, 2016, the Company applied a discount rate of 20% in its discounted cash flow valuation of GroupMax. The Company also used a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of GroupMax as of March 31, 2016. The discounted cash flow and market approach valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of the investee. Once the Company has determined the fair value of GroupMax, it then determines the fair value of its specific investment in the entity. GroupMax has a complex capital structure, so the Company applies an option-pricing model that considers the liquidation preferences of the respective classes of ownership interests in GroupMax to determine the fair value of its ownership interest in the entity. The Company recognized a loss of $1.1 million from changes in the fair value of its investment in GroupMax for the three months ended March 31, 2016.

5. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other income (expense), net for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest income	$395	$227
Interest expense	(849)	(670)
Loss on changes in fair value of investments	(1,100)	—
Foreign currency gains (losses), net (1)	6,456	(19,497)
Other	(1,416)	13
Other income (expense), net	$3,486	$(19,927)

(1)
Foreign currency gains (losses), net for the three months ended March 31, 2016 includes a $1.5 million cumulative translation loss that was reclassified to earnings as a result of the Company's exit from certain countries as part of its restructuring plan. Refer to Note 9, "Restructuring," for additional information.

The following table summarizes the Company's prepaid expenses and other current assets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Finished goods inventories	$39,029	$42,305
Prepaid expenses	41,098	49,134
Income taxes receivable	22,249	32,483
VAT receivable	14,100	14,305
Other	18,355	15,478
Total prepaid expenses and other current assets	$134,831	$153,705
The following table summarizes the Company's accrued merchant and supplier payables as of March 31, 2016 and December 31, 2015 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2016	December 31, 2015
Accrued merchant payables	$458,399	$471,607
Accrued supplier payables (1)	215,754	304,604
Total accrued merchant and supplier payables	$674,153	$776,211

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes the Company's accrued expenses and other current liabilities as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Refunds reserve	$33,383	$35,297
Payroll and benefits	51,555	50,454
Customer credits	34,862	32,293
Restructuring-related liabilities	10,158	11,556
Income taxes payable	13,453	13,885
Deferred revenue	50,410	40,396
Current portion of capital lease obligations	26,679	26,776
Other	186,078	192,067
Total accrued expenses and other current liabilities	$406,578	$402,724
The following table summarizes the Company's other non-current liabilities as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Long-term tax liabilities	$53,283	$46,506
Capital lease obligations	25,502	30,943
Other	44,586	36,091
Total other non-current liabilities	$123,371	$113,540
The following table summarizes the components of accumulated other comprehensive income (loss) as of March 31, 2016 and December 31, 2015 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Pension adjustments	Total
Balance as of December 31, 2015	$52,261	$458	$(1,513)	$51,206
Other comprehensive income (loss) before classification adjustments	(4,225)	(116)	27	(4,314)
Reclassification adjustments included in net income (loss)	1,462	—	—	1,462
Other comprehensive income (loss)	(2,763)	(116)	27	(2,852)
Balance at March 31, 2016	$49,498	$342	$(1,486)	$48,354

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. REVOLVING CREDIT AGREEMENT
The Company has a senior secured revolving credit agreement (as amended, the "Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million through its August 1, 2017 maturity date. The Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $250.0 million. The Company entered into an amendment to the Credit Agreement, which became effective on April 4, 2016 upon closing of its convertible notes issuance to A-G Holdings, LP ("Atairos") (see Note 14, "Subsequent Event"), to amend its financial covenants relating to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio, impose a financial covenant relating to the maintenance of a maximum senior secured indebtedness ratio and modify the covenants relating to the Company’s ability to make certain restricted payments, each as set forth in the amendment to the Credit Agreement.
As of March 31, 2016 and December 31, 2015, the Company had no borrowings under the Credit Agreement and was in compliance with all covenants. As of March 31, 2016 and December 31, 2015, the Company had outstanding letters of credit of $11.8 million and $11.6 million, respectively, under the Credit Agreement.
7. COMMITMENTS AND CONTINGENCIES
The Company's commitments as of March 31, 2016 did not materially change from the amounts set forth in the Company's 2015 Annual Report on Form 10-K.
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

The Company is currently a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  The case is currently pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. In the first quarter of 2016, the parties entered into a term sheet to settle the litigation that provides for a settlement payment to the class of $45.0 million in cash, including plaintiff’s attorneys’ fees, in exchange for a full and final release and also includes a denial of liability or any wrongdoing by the Company and the other defendants. On February 1, 2016, the court entered an order staying all deadlines in the case. On April 7, 2016, the Court entered an order preliminarily approving the settlement. On April 21, 2016, a $45.0 million settlement payment was made into an escrow account. A hearing on final approval of the settlement is scheduled for July 13, 2016. The Company was fully reserved for the settlement amount as of March 31, 2016 and December 31, 2015.

In addition, federal and state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  The federal purported stockholder derivative lawsuit was originally filed in April 2012, and a consolidated stockholder derivative complaint, filed on July 30, 2012, is currently pending in the United States District Court for the Northern District of Illinois: In re Groupon Derivative Litigation.  The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. In the first quarter of 2016, the parties reached an agreement in principle to settle the litigation. The agreement, which is subject to court approval, provides that the Company will implement certain corporate reforms, but the parties continue to negotiate a reasonable plaintiffs’ attorneys’ fee award to be paid as part of the settlement.

In 2010, the Company was named as a defendant in a series of class actions that came to be consolidated in the U.S. District Court for the Southern District of California. The consolidated actions are referred to as In re Groupon Marketing and Sales Practices Litigation. In July 2015, the parties reached an agreement in principle regarding a settlement involving a combination of cash and Groupon credits, worth a total of $8.5 million. On March 23, 2016, the district court granted final approval of the settlement over various objections posed by two individuals and entered judgment pursuant to the settlement. The Company continues to deny liability and if the settlement is not consummated for any reason, will contest the case vigorously. The Company was fully reserved for the settlement amount as of March 31, 2016 and December 31, 2015.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

On March 2, 2016, International Business Machines Corporation ("IBM") filed a complaint in the United States District Court for the District of Delaware against Groupon, Inc.  In the complaint, IBM alleges that the Company has infringed and continues to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees.  The Company intends to deny liability and vigorously defend itself in this matter.

In addition, other third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their intellectual property rights. The Company is subject to intellectual property disputes, including patent infringement claims, and expects that it will increasingly be subject to intellectual property infringement claims as its services expand in scope and complexity. The Company has in the past litigated such claims, and the Company is presently involved in several patent infringement and other intellectual property-related claims, including pending litigation, some of which could involve potentially substantial claims for damages. The Company may also become more vulnerable to third party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and as the Company becomes subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. The Company believes that additional lawsuits alleging that it has violated patent, copyright or trademark laws will be filed against it. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in the Company's methods of doing business, or could require it to enter into costly royalty or licensing agreements.

The Company is also subject to, or in the future may become subject to, a variety of regulatory inquiries across the jurisdictions where the Company conducts its business, including, for example, inquiries related to consumer protection, marketing practices, tax and privacy rules and regulations. Any regulatory actions against the Company, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, injunctive relief or increased costs of doing business through adverse judgment or settlement, require the Company to change its business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm the Company's business.

The Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and estimable. These accruals represent management's best estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. For certain of the matters described above, there are inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim. However, the Company believes that the amount of reasonably possible losses in excess of the amounts accrued for these matters would not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. The Company's accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Certain foreign tax authorities previously issued assessments or provided notification of potential assessments to subsidiaries of the Company in the amount of $44.0 million for additional value-added taxes (VAT) covering periods ranging from January 2011 to May 2014. Those tax authorities alleged that, for VAT purposes, the Company's revenues from voucher sales should reflect the total amounts collected from purchasers of those vouchers, rather than the amounts that the Company retains after deducting the portion that is payable to the featured merchants. In connection with the completion of a VAT audit in March 2016, a $40.1 million notification of potential assessment related to this matter from one of those jurisdictions was superseded by the audit closing agreement, which did not require that the Company's VAT obligations be determined based on the total amounts collected from purchasers of vouchers. The Company believes that the remaining assessments of $3.9 million from the other jurisdictions are without merit and intends to vigorously defend itself in those matters.

Indemnifications

In the normal course of business to facilitate transactions related to its operations, the Company indemnifies certain parties, including employees, lessors, service providers and merchants, with respect to various matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against those parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

claim. The Company is also subject to increased exposure to various claims as a result of its acquisitions, particularly in cases where the Company is entering into new businesses in connection with such acquisitions. The Company may also become more vulnerable to claims as it expands the range and scope of its services and is subject to laws in jurisdictions where the underlying laws with respect to potential liability are either unclear or less favorable. In addition, the Company has entered into indemnification agreements with its officers, directors and underwriters, and the Company's bylaws contain similar indemnification obligations that cover officers, directors, employee and other agents.

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

8. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
Common Stock
The Company's certificate of incorporation, as amended and restated, authorizes three classes of common stock: Class A common stock, Class B common stock and common stock. No shares of common stock will be issued or outstanding until October 31, 2016, at which time all outstanding shares of Class A common stock and Class B common stock will automatically convert into shares of common stock. In addition, the Company's certificate of incorporation authorizes shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by the Board of Directors (the "Board").
Share Repurchase Program
The Board previously authorized the Company to repurchase up to $500.0 million of its Class A common stock through August 2017 under its current share repurchase program. During the three months ended March 31, 2016, the Company purchased 18,820,000 shares for an aggregate purchase price of $63.4 million (including fees and commissions) under that program. As of March 31, 2016, up to $93.6 million of Class A common stock remained available for purchase under that program. Effective April 4, 2016, the Board approved an increase of $200.0 million to its share repurchase program and an extension of the program through April 2018. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of March 31, 2016, 30,376,307 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense from continuing operations of $30.8 million and $35.1 million for the three months ended March 31, 2016 and 2015, respectively, related to stock awards issued under the Plans and acquisition-related awards. The Company recognized stock-based compensation expense from discontinued operations of $1.1 million for the three months ended March 31, 2015. The Company also capitalized $2.2 million and $3.1 million of stock-based compensation for the three months ended March 31, 2016 and 2015, respectively, in connection with internally-developed software.
As of March 31, 2016, a total of $175.7 million of unrecognized compensation costs related to unvested employee stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted-average period of 1.15 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the three months ended March 31, 2016 and 2015, 618,319 and 328,644 shares of common stock were issued under the ESPP, respectively.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Options
The table below summarizes the stock option activity for the three months ended March 31, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2015	1,584,832	$0.95	3.96	$3,360
Exercised	(253,511)	1.26
Forfeited	(61,650)	0.73
Outstanding and exercisable at March 31, 2016	1,269,671	$0.87	3.64	$4,071

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of March 31, 2016 and December 31, 2015, respectively.

Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years. Restricted stock units are generally amortized on a straight-line basis over the requisite service period, except for restricted stock units with performance conditions and ratable vesting, which are amortized using the accelerated method. In May 2015, 575,744 restricted stock units previously granted to Ticket Monster employees were modified to permit continued vesting following the Company’s sale of its controlling stake in Ticket Monster. These nonemployee restricted stock units, which require ongoing employment with Ticket Monster to vest, are remeasured to fair value each reporting period. As of March 31, 2016, 317,978 nonemployee restricted stock units were outstanding.
The table below summarizes activity regarding unvested restricted stock units granted under the Plans for the three months ended March 31, 2016:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2015	39,143,509	$6.53
Granted	5,175,152	$2.25
Vested	(4,104,383)	$6.93
Forfeited	(3,432,215)	$6.92
Unvested at March 31, 2016	36,782,063	$5.86
Restricted Stock Awards
The Company has granted restricted stock awards in connection with business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service periods, which extend through January 2018.
The table below summarizes activity regarding unvested restricted stock for the three months ended March 31, 2016:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2015	1,908,408	$5.72
Granted	—	$—
Vested	(492,422)	$7.42
Forfeited	(196,968)	$7.42
Unvested at March 31, 2016	1,219,018	$4.76

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Performance Share Units
During the three months ended March 31, 2016, the Company granted 128,337 performance share units to certain key employees. The vesting of these awards into shares of the Company’s Class A common stock is contingent upon the Company’s achievement of specified financial and operational targets for the year ended December 31, 2016 and is subject to continued employment through the performance period. The grant date fair value of the performance share units was $2.22 per share. There were no shares vested or forfeited during the three months ended March 31, 2016.

9. RESTRUCTURING
In September 2015, the Company commenced a restructuring plan pursuant to which it initially expected to incur up to $35.0 million in costs relating primarily to workforce reductions in its international operations. The Company has also undertaken workforce reductions in its North America segment. In addition to workforce reductions in its ongoing markets, the Company has ceased operations in six countries within its Rest of World segment and eleven countries within its EMEA segment as part of the restructuring plan, including four countries within its EMEA segment that were exited during the three months ended March 31, 2016. The total revenue and net loss for the countries exited under the restructuring plan were $14.9 million and $4.3 million, respectively, for the three months ended March 31, 2015. Costs related to the restructuring plan are classified as “Restructuring charges” on the condensed consolidated statements of operations.

Through March 31, 2016, the Company has incurred cumulative costs for employee severance and benefits and other exit costs of $34.7 million under the restructuring plan. In addition to those costs, the Company has incurred cumulative long-lived asset impairment charges of $7.3 million resulting from its restructuring activities. Management continues to explore potential further restructuring actions in connection with its efforts to optimize the Company’s cost structure and global footprint.

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31, 2016
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$4,725	$45	$849	$5,619
EMEA	3,267	—	208	3,475
Rest of World	3,327	—	23	3,350
Consolidated	$11,319	$45	$1,080	$12,444

(1)
The employee severance and benefit costs for the three months ended March 31, 2016 relates to the termination of approximately 500 employees. Substantially all of the remaining cash payments for those costs are expected to be disbursed through June 30, 2016.

The following table summarizes restructuring liability activity for the three months ended March 31, 2016 (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2015	$9,017	$2,539	$11,556
Charges payable in cash (1)	8,574	1,080	9,654
Cash payments	(8,316)	(3,025)	(11,341)
Foreign currency translation	280	9	289
Balance as of March 31, 2016	$9,555	$603	$10,158

(1)
Excludes stock-based compensation of $2.6 million related to accelerated vesting of stock-based compensation awards for certain employees terminated as a result of the Company's restructuring activities for the three months ended March 31, 2016.

10. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

For the three months ended March 31, 2016, the Company recorded income tax expense from continuing operations of $1.7 million on a pre-tax loss from continuing operations of $43.8 million. For the three months ended March 31, 2015, the Company recorded income tax expense from continuing operations of $2.1 million on a pre-tax loss from continuing operations of $14.6 million.
The Company's U.S. statutory rate is 35%. The primary factor impacting the effective tax rate for the three months ended March 31, 2016 was the pre-tax losses incurred by the Company's operations in jurisdictions that have valuation allowances against its net deferred tax assets, including the United States. Significant factors impacting the effective tax rate for the three months ended March 31, 2015 included pre-tax losses in foreign jurisdictions with valuation allowances against its net deferred tax assets and amortization of the tax effects of intercompany sales of intellectual property.
The Company expects that its consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of its tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
The Company is currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of those audits. As of March 31, 2016, the Company believes that it is reasonably possible that changes of up to $23.8 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
See Note 2, "Discontinued Operations," for discussion of the income tax benefit from discontinued operations for the three months ended March 31, 2015.
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
Fair value option and available-for-sale securities investments - See Note 4, "Investments," for discussion of the valuation methodologies used to measure the fair value of the Company's investments in Monster LP and GroupMax. The Company measures the fair value of those investments using the discounted cash flow method, which is an income approach, and the market approach. The Company also has investments in redeemable preferred shares and convertible debt securities issued by nonpublic entities. The Company measures the fair value of those available-for-sale securities using the discounted cash flow method.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company has classified its fair value option investments and its investments in available-for-sale securities as Level 3 due to the lack of observable market data over fair value inputs such as cash flow projections and discount rates. Increases in projected cash flows and decreases in discount rates contribute to increases in the estimated fair values of the fair value option investments and available-for-sale securities, whereas decreases in projected cash flows and increases in discount rates contribute to decreases in their fair values.

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
The Company uses an income approach to value contingent consideration obligations based on future financial performance, which is determined based on the present value of probability-weighted future cash flows. The Company has classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $16.8 million.
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$236,783	$236,783	$—	$—
Fair value option investments	129,625	—	—	129,625
Available-for-sale securities:
Convertible debt securities	10,173	—	—	10,173
Redeemable preferred shares	22,699	—	—	22,699

Liabilities:
Contingent consideration	13,938	—	—	13,938

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$305,179	$305,179	$—	$—
Fair value option investments	130,725	—	—	130,725
Available-for-sale securities:
Convertible debt securities	10,116	—	—	10,116
Redeemable preferred shares	22,834	—	—	22,834

Liabilities:
Contingent consideration	10,781	—	—	10,781

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Assets
Fair value option investments:
Beginning Balance	$130,725	$—
Total gains (losses) included in earnings	(1,100)	—
Ending Balance	$129,625	$—
Unrealized gains (losses) still held (1)	$(1,100)	$—
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$10,116	$2,527
Total gains (losses) included in other comprehensive income	19	230
Total gains (losses) included in other income (expense), net (2)	38	—
Ending Balance	$10,173	$2,757
Unrealized gains (losses) still held (1)	$57	$230
Redeemable preferred shares:
Beginning Balance	$22,834	$4,910
Total gains (losses) included in other comprehensive income (loss)	(135)	(10)
Ending Balance	$22,699	$4,900
Unrealized (losses) gains still held (1)	$(135)	$(10)

Liabilities
Contingent Consideration:
Beginning Balance	$10,781	$1,983
Reclass to non-fair value liabilities when no longer contingent	(285)	(331)
Total losses (gains) included in earnings (3)	3,442	(279)
Ending Balance	$13,938	$1,373
Unrealized losses (gains) still held (1)	$3,316	$(279)

(1)
Represents the unrealized losses or gains recorded in earnings and/or other comprehensive income (loss) during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(2)	Represents accretion of interest income and changes in the fair value of an embedded derivative for the three months ended March 31, 2016.

(3)	Changes in the fair value of contingent consideration liabilities are classified within "Acquisition-related expense (benefit), net" on the condensed consolidated statements of operations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the three months ended March 31, 2016 and 2015.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the consolidated financial statements (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$15,056	$16,838	$14,561	$15,922
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
The Company's other financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of March 31, 2016 and December 31, 2015 due to their short-term nature.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share of Class A and Class B common stock for the three months ended March 31, 2016 and 2015 (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31,
	2016		2015
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator
Allocation of net income (loss) - continuing operations	$(45,408)	$(188)	$(16,681)	$(58)
Less: Allocation of net income (loss) attributable to noncontrolling interests	3,508	15	3,804	14
Allocation of net income (loss) attributable to common stockholders - continuing operations	$(48,916)	$(203)	$(20,485)	$(72)
Allocation of net income (loss) attributable to common stockholders - discontinued operations	—	—	6,261	23
Allocation of net income (loss) attributable to common stockholders	$(48,916)	$(203)	$(14,224)	$(49)
Denominator
Weighted-average common shares outstanding	580,351,702	2,399,976	673,982,961	2,399,976
Basic net income (loss) per share:
Continuing operations	$(0.08)	$(0.08)	$(0.03)	$(0.03)
Discontinued operations	—	—	0.01	0.01
Basic net income (loss) per share	$(0.08)	$(0.08)	$(0.02)	$(0.02)

Diluted net income (loss) per share:
Numerator
Allocation of net income (loss) attributable to common stockholders for basic computation - continuing operations	$(48,916)	$(203)	$(20,485)	$(72)
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B (1)	—	—	—	—
Allocation of net income (loss) attributable to common stockholders - continuing operations	$(48,916)	$(203)	$(20,485)	$(72)
Allocation of net income (loss) attributable to common stockholders for basic computation - discontinued operations	$—	$—	$6,261	$23
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B (1)	—	—	—	—
Allocation of net income (loss) attributable to common stockholders - discontinued operations	—	—	6,261	23
Allocation of net income (loss) attributable to common stockholders	$(48,916)	$(203)	$(14,224)	$(49)
Denominator
Weighted-average common shares outstanding used in basic computation	580,351,702	2,399,976	673,982,961	2,399,976
Conversion of Class B (1)	—	—	—	—
Employee stock options (1)	—	—	—	—
Restricted shares and RSUs (1)	—	—	—	—
Weighted-average diluted shares outstanding (1)	580,351,702	2,399,976	673,982,961	2,399,976
Diluted net income (loss) per share:
Continuing operations	$(0.08)	$(0.08)	$(0.03)	$(0.03)
Discontinued operations	—	—	0.01	0.01
Diluted net income (loss) per share	$(0.08)	$(0.08)	$(0.02)	$(0.02)

(1)
Conversion of Class B shares into Class A shares and outstanding equity awards have not been reflected in the diluted income (loss) per share calculation for the three months ended March 31, 2016 and 2015 because the effect on net income (loss) per share from continuing operations would be antidilutive.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following weighted-average outstanding equity awards are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended March 31,
	2016	2015
Stock options	1,464,283	2,135,535
Restricted stock units	38,260,649	38,057,394
Restricted stock	1,693,312	580,796
ESPP shares	1,412,199	621,237
Total	42,830,443	41,394,962
In addition to the antidilutive awards as set forth in the table above, the Company also granted approximately 128,337 performance share units to certain key employees during the three months ended March 31, 2016. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. These outstanding performance share units have been excluded from the table above for the three months ended March 31, 2016 as the performance conditions were not satisfied as of the end of the period.
13. SEGMENT INFORMATION
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Revenue and profit or loss information by reportable segment reconciled to consolidated net income (loss) for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
North America
Revenue (1)	$500,813	$479,882
Segment cost of revenue and operating expenses (3) (4)	512,261	455,216
Segment operating income (loss) (3)	(11,448)	24,666
EMEA
Revenue (1)	188,970	216,220
Segment cost of revenue and operating expenses (3) (4)	183,054	196,568
Segment operating income (loss) (3)	5,916	19,652
Rest of World
Revenue	42,188	54,254
Segment cost of revenue and operating expenses (3) (4)	49,974	58,402
Segment operating income (loss) (3)	(7,786)	(4,148)
Consolidated
Revenue	731,971	750,356
Segment cost of revenue and operating expenses (3) (4)	745,289	710,186
Segment operating income (loss) (3)	(13,318)	40,170
Stock-based compensation (2)	30,551	35,144
Acquisition-related expense (benefit), net	3,464	(269)
Income (loss) from operations	(47,333)	5,295
Other income (expense), net	3,486	(19,927)
Income (loss) from continuing operations before provision (benefit) for income taxes	(43,847)	(14,632)
Provision (benefit) for income taxes	1,749	2,107
Income (loss) from continuing operations	(45,596)	(16,739)
Income (loss) from discontinued operations, net of tax	—	6,284
Net income (loss)	$(45,596)	$(10,455)

(1)
North America includes revenue from the United States of $492.6 million and $473.1 million for the three months ended March 31, 2016 and 2015, respectively. EMEA includes revenue from Switzerland of $113.3 million and $117.5 million for the three months ended March 31, 2016 and 2015, respectively. There were no other individual countries that represented more than 10% of consolidated total revenue for the three months ended March 31, 2016 and 2015.

(2)
Includes stock-based compensation classified within cost of revenue, marketing expense, selling, general and administrative expense and restructuring charges. Other income (expense), net, includes $0.2 million of additional stock-based compensation for the three months ended March 31, 2016.

(3)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The following table summarizes the Company's stock-based compensation expense and acquisition-related expense (benefit), net by reportable segment for the three months ended March 31, 2016 and 2015 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended March 31,
	2016		2015
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$27,023	$3,464	$31,252	$(269)
EMEA	2,120	—	2,647	—
Rest of World	1,613	—	1,245	—
Consolidated	$30,756	$3,464	$35,144	$(269)

(4)
Segment cost of revenue and operating expenses for the three months ended March 31, 2016 includes restructuring charges of $2.9 million in North America (which excludes $2.6 million of stock-based compensation), $3.5 million in EMEA and $3.4 million in Rest of World. See Note 9, "Restructuring," for additional information.

The following table summarizes the Company's total assets by reportable segment as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
North America (1)	$911,882	$1,063,595
EMEA	486,928	508,353
Rest of World	219,870	224,316
Consolidated total assets	$1,618,680	$1,796,264

(1)
North America contains assets from the United States of $874.3 million and $1,018.2 million as of March 31, 2016 and December 31, 2015, respectively. There were no other individual countries that represented more than 10% of consolidated total assets as of March 31, 2016 and December 31, 2015.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Category Information
The Company offers goods and services through its online local commerce marketplaces in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Collectively, Local and Travel comprise the Company's "Services" deal offerings and Goods, which it also refers to as "Shopping," reflects its product offerings. The Company also earns advertising revenue, payment processing revenue and commission revenue. Revenue and gross profit from these other sources, which are primarily generated through the Company's relationships with local and national merchants, are included within the Local category in the tables below.
The following table summarizes the Company's third party and other and direct revenue from continuing operations by category for its three reportable segments for the three months ended March 31, 2016 and 2015 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Local (1):
Third party and other	$192,153	$180,864	$61,886	$82,536	$22,082	$30,281	$276,121	$293,681

Travel:
Third party	20,914	19,989	11,178	14,717	5,049	6,495	37,141	41,201
Total services	213,067	200,853	73,064	97,253	27,131	36,776	313,262	334,882

Goods:
Third party	1,990	648	10,686	11,978	8,630	12,613	21,306	25,239
Direct	285,756	278,381	105,220	106,989	6,427	4,865	397,403	390,235
Total	287,746	279,029	115,906	118,967	15,057	17,478	418,709	415,474

Total revenue	$500,813	$479,882	$188,970	$216,220	$42,188	$54,254	$731,971	$750,356

(1)	Includes revenue from deals with local and national merchants and through local events.
The following table summarizes the Company's gross profit from continuing operations by category for its three reportable segments for the three months ended March 31, 2016 and 2015 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Local (1):
Third party and other	$164,018	$154,776	$58,263	$77,356	$18,771	$26,161	$241,052	$258,293

Travel:
Third party	15,712	15,791	10,215	12,400	3,997	4,906	29,924	33,097
Total services	179,730	170,567	68,478	89,756	22,768	31,067	270,976	291,390

Goods:
Third party	1,673	434	9,445	10,193	5,693	6,407	16,811	17,034
Direct	34,540	23,489	16,967	15,288	34	205	51,541	38,982
Total	36,213	23,923	26,412	25,481	5,727	6,612	68,352	56,016

Total gross profit	$215,943	$194,490	$94,890	$115,237	$28,495	$37,679	$339,328	$347,406

(1)	Includes gross profit from deals with local and national merchants and through local events.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. SUBSEQUENT EVENT
On April 4, 2016, the Company issued $250.0 million in aggregate principal amount of senior convertible notes (the "Notes") in a private placement to Atairos. The Notes bear interest at a rate of 3.25% per annum, payable annually in arrears on April 1 of each year, beginning on April 1, 2017. The Notes will mature on April 1, 2022, subject to earlier conversion or redemption.
Each $1,000 of principal amount of the Notes initially is convertible into 185.1852 shares of Class A common stock, or common stock, as applicable (the "Common Stock"), which is equivalent to an initial conversion price of $5.40 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company can elect to settle the conversion value in cash, shares of its Common Stock, or any combination of cash and shares of its Common Stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, the Company may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture").
With certain exceptions, upon a fundamental change (as defined in the Indenture), the holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a purchase price equal to the principal amount plus accrued and unpaid interest. In addition, the Company may redeem the Notes, at its option, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after April 1, 2020, if the closing sale price of the Common Stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding the Company’s exercise of this redemption right.
The Notes are senior unsecured obligations of the Company that rank equal in right of payment to all senior unsecured indebtedness of the Company and rank senior in right of payment to any indebtedness that is contractually subordinated to the Notes.
The Indenture includes customary events of default. If an event of default, as defined in the Indenture, occurs and is continuing, the principal amount of the Notes and any accrued and unpaid interest may be declared immediately due and payable. In the case of bankruptcy or insolvency, the principal amount of the Notes and any accrued and unpaid interest would automatically become immediately due and payable.

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
Our operations are organized into three segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of our international operations ("Rest of World"). See Note 13, "Segment Information," for further information. For the three months ended March 31, 2016, we derived 68.4% of our revenue from our North America segment, 25.8% of our revenue from our EMEA segment and 5.8% of our revenue from our Rest of World segment.
We offer deals through our online local commerce marketplaces in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Collectively, Local and Travel comprise our "Services" offerings, and Goods, which we also refer to as "Shopping," reflects our product offerings. In our Goods category, we often act as the merchant of record, particularly for product offerings in North America and in EMEA. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchants, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer, excluding applicable taxes and net of estimated refunds. We generated revenue of $732.0 million during the three months ended March 31, 2016, as compared to $750.4 million during the three months ended March 31, 2015.
In May 2015, the Company sold a controlling stake in Ticket Monster that resulted in its deconsolidation. The financial results of Ticket Monster are presented as discontinued operations for the three months ended March 31, 2015. See Note 2, "Discontinued Operations," for additional information. Unless otherwise stated, all amounts discussed below represent continuing operations.
In September 2015, we commenced a restructuring plan relating primarily to workforce reductions in our international operations. We have also undertaken workforce reductions in our North America segment. We continue to explore further restructuring actions in connection with our efforts to optimize our cost structure and global footprint. See Note 9, "Restructuring," for additional information.

We have recently made a number of strategic changes in our business. We have significantly increased marketing expenses in connection with our efforts to accelerate customer growth. These increased expenditures have increased our operating losses and reduced our Adjusted EBITDA (as defined below). We have also de-emphasized lower margin product offerings in our Goods category. While this change in focus has improved the gross profit margins generated by that category, we expect that it will continue to adversely impact revenue in the near term. Additionally, we have ceased operations in six countries within our Rest of World segment and eleven countries within our EMEA segment as part of the restructuring plan discussed above. We continue to conduct a strategic review of certain international markets as we seek to optimize our global footprint and focus on the markets that we believe to have the greatest potential impact on our results of operations.

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

•
Revenue. Third party revenue, which is earned from transactions in which we act as the marketing agent, is reported on a net basis as the purchase price received from the customer for a voucher less an agreed upon portion of the purchase price paid to the featured merchant, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Direct revenue, which is earned from sales of merchandise inventory directly to customers through our online marketplaces, is reported on a gross basis as the purchase price received from the customer, excluding applicable taxes and net of estimated refunds.

•
Gross profit. Gross profit reflects the net margin earned after deducting our cost of revenue from our revenue. Due to the lack of comparability between third party revenue, which is presented net of the merchant's share of the transaction price, and direct revenue, which is reported on a gross basis, we believe that gross profit is an important measure for evaluating our performance.

•
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations excluding income taxes, interest and non-operating items, depreciation and amortization, stock-based compensation, acquisition-related expense, net and items that are unusual in nature or infrequently occurring. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

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

The following table presents the above financial metrics for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Gross billings	$1,472,010	$1,552,001
Revenue	731,971	750,356
Gross profit	339,328	347,406
Adjusted EBITDA	31,348	72,370
Free cash flow (1)	(96,677)	25,313

(1)
We adopted the guidance in ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We elected to apply that change in cash flow classification on a retrospective basis, which has resulted in an increase of $2.9 million to free cash flow for the three-month period ended March 31, 2015.

Operating Metrics

•
Active customers. We define active customers as unique user accounts that have purchased a voucher or product from us during the trailing twelve months. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our deals is trending.

•
Gross billings per average active customer. This metric represents the trailing twelve months gross billings generated per average active customer. This metric is calculated as the total gross billings generated in the trailing twelve months, divided by the average number of active customers in such time period. Although we believe total gross billings, not trailing twelve months gross billings per average active customer, is a better indication of the overall growth of our marketplaces over time, trailing twelve months gross billings per average active customer provides an opportunity to evaluate whether our growth is primarily driven by growth in active customers or in spend per customer in any given period.

•
Units. This metric represents the number of vouchers and products purchased from us by our customers, before refunds and cancellations. We consider unit growth to be an important indicator of the total volume of business conducted through our marketplaces.

Our active customers and gross billings per average active customer for the trailing twelve months ("TTM") ended March 31, 2016 and 2015 were as follows:

	Trailing twelve months ended March 31,
	2016	2015
TTM Active customers (in thousands)	49,365	48,062
TTM Gross billings per average active customer	$126.77	$134.62
Our units for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Units (in thousands)	52,197	53,653
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

Our international operations have decreased as a percentage of our total revenue in the current year. For the three months ended March 31, 2016 and 2015, 25.8% and 28.8% of our revenue was generated from our EMEA segment, respectively, and 5.8% and 7.2% of our revenue was generated from our Rest of World segment, respectively. The increase in North America revenue as a percentage of total revenue was primarily due to the reduction in our international footprint as a result of our restructuring plan, the adverse impact of year-over-year changes in foreign exchange rates on our international revenue and an increase in direct revenue transactions from our Goods category in North America, as direct revenue is presented on a gross basis in our consolidated statements of operations.
Marketing activities. We must continue to acquire and retain customers in order to increase revenue and achieve profitability. If consumers do not perceive the offerings on our marketplaces to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In addition, as we build out more complete marketplaces, our success will depend on our ability to increase consumer awareness of deals available through those marketplaces. We began to significantly increase our marketing spending late in 2015 and into the first quarter of 2016 and we plan to continue to increase marketing spending in future periods in connection with our efforts to accelerate customer growth. That incremental spending on customer acquisition marketing has initially been focused on our North America segment.
As discussed under "Results of Operations," we consider order discounts, free shipping on qualifying merchandise sales and reducing margins on our deals to be marketing-related activities, even though these activities are not presented as marketing expenses in our consolidated statements of operations. We have increased our use of order discounts as a marketing tool in recent periods because we believe that this is an effective method of driving transaction activity through our marketplaces. Additionally, we have, and expect to continue to, reduce our deal margins when we believe that by doing so we can offer our customers a product or service from a merchant who might not have otherwise been willing to conduct business through our marketplaces. We use this as a marketing tool because we believe that in some instances this is an effective method of retaining or activating a customer.

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
Growth of Groupon Goods. Our Goods category has experienced significant revenue growth in recent periods. This category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions. The percentage of revenue generated from our Goods category was 57.2% and 55.4% for the three months ended March 31, 2016 and 2015, respectively. We are generally the merchant of record for transactions in our Goods category in North America and EMEA, and the resulting direct revenue from sales of merchandise inventory to customers through our marketplaces is reported on a gross basis in our consolidated statements of operations. Growth in direct revenue results in a smaller increase to income and cash flows than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant’s share of the transaction price. Gross profit as a percentage of revenue on direct revenue transactions in our Goods category was 13.0% and 10.0% for the three months ended March 31, 2016 and 2015, respectively. As direct revenue transactions in our Goods category have become a larger component of our overall business in recent periods, the significant revenue growth generated by those transactions has not resulted in comparable growth in gross profit, operating income (loss) or cash flows.
During the third quarter 2015, we began to de-emphasize lower margin product offerings in our Goods category. We expect to continue to focus on improving margins in future periods, both by focusing on higher-margin offerings and also by seeking to bring more third party sellers of merchandise to our marketplace in North America. While we believe that this shift in focus will continue to improve the gross profit margins generated by our Goods category, we expect that it will adversely impact revenue in the near term.

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
Results of Operations
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds.
Gross billings for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Gross billings:
Third party	$1,056,752	$1,152,979	$(96,227)	(8.3)%
Direct	397,403	390,235	7,168	1.8
Other	17,855	8,787	9,068	103.2
Total gross billings	$1,472,010	$1,552,001	$(79,991)	(5.2)
The effect on our gross billings for the three months ended March 31, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended March 31, 2016
	At Avg. Q1 2015 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross billings	$1,507,711	$(35,701)	$1,472,010

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total gross billings was primarily attributable to the following:

•
a $44.0 million reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan and due to the disposition of a controlling stake in our operations in India; and

•	a $35.7 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

The above drivers adversely impacted gross billings per average active customer, which were $126.77 for the trailing twelve months ended March 31, 2016, as compared to $134.62 in the corresponding prior year period. Additionally, the total number of units sold decreased to 52.2 million units for the three months ended March 31, 2016, as compared to 53.7 million units in the prior year period. We also believe that our strategic initiative to de-emphasize lower margin product offerings adversely impacted gross billings in our Goods category. Order discounts increased by $8.8 million to $49.8 million for the three months ended March 31, 2016, as compared to $41.0 million in the prior year period.

Gross Billings by Segment

Gross billings by segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Gross billings:
North America	$937,074	$893,977	$43,097	4.8%
EMEA	392,227	459,189	(66,962)	(14.6)
Rest of World	142,709	198,835	(56,126)	(28.2)
Total gross billings	$1,472,010	$1,552,001	$(79,991)	(5.2)

The percentages of gross billings by segment for the three months ended March 31, 2016 and 2015 were as follows:

Q1 2016	Q1 2015

North America	EMEA	Rest of World

Gross billings by category and segment for the three months ended March 31, 2016 and 2015 were as follows:

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$539,623	$512,558	$174,033	$217,598	$75,294	$99,735	$788,950	$829,891

Travel:
Third party	103,390	96,678	57,201	65,065	23,928	32,946	184,519	194,689
Total services	643,013	609,236	231,234	282,663	99,222	132,681	973,469	1,024,580

Goods:
Third party	8,305	6,360	55,773	69,537	37,060	61,289	101,138	137,186
Direct	285,756	278,381	105,220	106,989	6,427	4,865	397,403	390,235
Total	294,061	284,741	160,993	176,526	43,487	66,154	498,541	527,421

Total gross billings	$937,074	$893,977	$392,227	$459,189	$142,709	$198,835	$1,472,010	$1,552,001

(1)	Includes gross billings from deals with local and national merchants and through local events.

North America
The overall increase in North America segment gross billings reflects increases across the Local, Travel, and Goods categories. Those increases were primarily attributable to:

•
our significant incremental marketing spending, consistent with our strategic initiative to invest in marketing to accelerate customer growth. North America marketing expense increased by $39.0 million, or 133.6%, for the three months ended March 31, 2016, as compared to the prior year period; and

•	our focus on increasing deal coverage and improving the quality of active deals available through our marketplaces.

These items resulted in increases to both active customers and units sold in North America. Those increases were partially offset by lower gross billings per average active customer, as discussed above.
Gross billings in our North America Goods category increased by 3.3% during the three months ended March 31, 2016, as compared to the prior year period. This represents a lower rate of growth than our Goods category has historically generated, which resulted from our strategic initiative to de-emphasize lower margin product offerings in that category. As discussed below, this strategy has resulted in higher margins in our North America Goods category in the current period.

EMEA
The overall decrease in EMEA segment gross billings reflects decreases across the Local, Travel, and Goods categories. The decrease in EMEA gross billings was primarily attributable to the following:

•	a reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan; and

•	a $13.1 million unfavorable impact from year-over-year changes in foreign currency exchange rates; and

•	our strategic initiative to de-emphasize lower margin product offerings in our Goods category.

Additionally, EMEA active customers, units sold and gross billings per average active customer all decreased as compared to the prior year period, driven by the countries we exited as part of our restructuring plan.

Rest of World
The overall decrease in Rest of World segment gross billings reflects decreases across the Local, Travel, and Goods categories. The decrease in Rest of World gross billings was primarily attributable to the following:

•	a $21.9 million unfavorable impact from year-over-year changes in foreign currency exchange rates; and

•
a reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan and due to the disposition of a controlling stake in our operations in India.

Rest of World active customers, units sold and gross billings per average active customer all decreased as compared to the prior year period.
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

Revenue for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Revenue:
Third party	$316,713	$351,334	$(34,621)	(9.9)%
Direct	397,403	390,235	7,168	1.8
Other	17,855	8,787	9,068	103.2
Total revenue	$731,971	$750,356	$(18,385)	(2.5)
The effect on revenue for the three months ended March 31, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended March 31, 2016
	At Avg. Q1 2015 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Revenue	$746,095	$(14,124)	$731,971

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total revenue was primarily attributable to the following:

•
a $14.4 million reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan and due to the disposition of a controlling stake in our operations in India; and

•	a $14.1 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Revenue by Segment
Revenue by segment for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$215,057	$201,501	$13,556	6.7%
Direct	285,756	278,381	7,375	2.6
Total segment revenue	500,813	479,882	20,931	4.4
EMEA:
Third party	83,750	109,231	(25,481)	(23.3)
Direct	105,220	106,989	(1,769)	(1.7)
Total segment revenue	188,970	216,220	(27,250)	(12.6)
Rest of World:
Third party	35,761	49,389	(13,628)	(27.6)
Direct	6,427	4,865	1,562	32.1
Total segment revenue	42,188	54,254	(12,066)	(22.2)
Total revenue	$731,971	$750,356	$(18,385)	(2.5)

The percentages of revenue by segment for the three months ended March 31, 2016 and 2015 were as follows:

Q1 2016	Q1 2015

North America	EMEA	Rest of World

The percentages of third party and other gross billings that we retained after deducting the merchant's share for the three months ended March 31, 2016 and 2015 were as follows:

North America	EMEA	Rest of World

Revenue by category and segment for the three months ended March 31, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$192,153	$180,864	$61,886	$82,536	$22,082	$30,281	$276,121	$293,681

Travel:
Third party	20,914	19,989	11,178	14,717	5,049	6,495	37,141	41,201
Total services	213,067	200,853	73,064	97,253	27,131	36,776	313,262	334,882

Goods:
Third party	1,990	648	10,686	11,978	8,630	12,613	21,306	25,239
Direct revenue	285,756	278,381	105,220	106,989	6,427	4,865	397,403	390,235
Total	287,746	279,029	115,906	118,967	15,057	17,478	418,709	415,474

Total revenue	$500,813	$479,882	$188,970	$216,220	$42,188	$54,254	$731,971	$750,356

(1)	Includes revenue from deals with local and national merchants and through local events.
North America

The increase in North America segment revenue reflects increases across our Local, Travel, and Goods categories. Those revenue increases were primarily attributable to the following:

•
the increases in gross billings as discussed above. Those increases were primarily attributable to our significant incremental marketing spending, consistent with our strategic initiative to invest in marketing to accelerate customer growth, and our focus on increasing deal coverage and improving the quality of active deals available through our marketplaces; and

•	a $9.1 million increase in other revenue, which includes commission revenue, payment processing revenue and advertising revenue.

The percentage of gross billings that we retained after deducting the merchant’s share on third party revenue transactions in our Local and Travel categories were substantially consistent with the prior year period. Increases and decreases in the percentage of gross billings that we retain on third party revenue transactions reflect the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.

We continue to focus more of our efforts on sourcing local deal offerings in sub-categories that provide the best opportunities for high frequency customer purchase behavior. These “high frequency use cases” include food and drink (including take-out and delivery), health, beauty, and wellness and events and activities. In connection with these efforts, we may be willing to offer more attractive terms to merchants that could reduce our deal margins in future periods.

EMEA
The decrease in EMEA segment revenue reflects decreases across our Local, Travel, and Goods categories. Those revenue decreases were primarily attributable to the following:

•	the decreases in gross billings as discussed above;

•
decreases in the percentage of gross billings that we retained after deducting the merchant’s share for third party revenue transactions in our Local and Travel categories. For the three months ended March 31, 2016, those percentages decreased to 35.6% in our Local category and 19.5% in our Travel category, as compared to 37.9% and 22.6% respectively, in the prior year period. We have been willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants;

•	a reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan; and

•	a $6.3 million unfavorable impact from year-over-year changes in foreign exchange rates.

These decreases were partially offset by an increase in the percentage of gross billings that we retained on third party revenue transactions in our Goods category to 19.2% for the three months ended March 31, 2016, as compared to 17.2% in the prior year period.

Rest of World

The decrease in Rest of World segment revenue reflects decreases across the Local, Travel, and Goods categories. The decrease in Rest of World revenue was primarily attributable to the following:

•	the decreases in gross billings as discussed above;

•
a decrease in the percentage of gross billings that we retained after deducting the merchant’s share in our Local category to 29.3%, as compared to 30.4% in the prior year period. We have been willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants;

•	a $7.7 million unfavorable impact from year-over-year changes in foreign exchange rates; and

•
a reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan and due to the disposition of a controlling stake in our operations in India.

These decreases were partially offset by increases in the percentage of gross billings that we retained after deducting the merchant’s share for third party revenue transactions in our Goods and Travel categories. For the three months ended March 31, 2016, those percentages increased to 23.3% in our Goods category and 21.1% in our Travel category, as compared to 20.6% and 19.7%, respectively, in the prior year period.
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

Cost of revenue on third party, direct revenue and other revenue for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Cost of revenue:
Third party	$42,402	$47,423	$(5,021)	(10.6)%
Direct	345,862	351,253	(5,391)	(1.5)
Other	4,379	4,274	105	2.5
Total cost of revenue	$392,643	$402,950	$(10,307)	(2.6)

The effect on cost of revenue for the three months ended March 31, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended March 31, 2016
	At Avg. Q1 2015 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Cost of revenue	$398,904	$(6,261)	$392,643

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total cost of revenue was primarily attributable to the following:

•	our strategic initiative to de-emphasize lower margin product offerings in our Goods category and our continued focus on reducing shipping and fulfillment costs;

•
a $6.8 million reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan and due to the disposition of a controlling stake in our operations in India; and

•	a $6.3 million favorable impact from year-over-year changes in foreign currency exchange rates.

Cost of Revenue by Segment
Cost of revenue by segment for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$33,654	$30,500	$3,154	10.3%
Direct	251,216	254,892	(3,676)	(1.4)
Total segment cost of revenue	284,870	285,392	(522)	(0.2)
EMEA:
Third party	5,827	9,282	(3,455)	(37.2)
Direct	88,253	91,701	(3,448)	(3.8)
Total segment cost of revenue	94,080	100,983	(6,903)	(6.8)
Rest of World:
Third party	7,300	11,915	(4,615)	(38.7)
Direct	6,393	4,660	1,733	37.2
Total segment cost of revenue	13,693	16,575	(2,882)	(17.4)
Total cost of revenue	$392,643	$402,950	$(10,307)	(2.6)

The percentages of cost of revenue by segment for the three months ended March 31, 2016 and 2015 were as follows:

Q1 2016	Q1 2015

North America	EMEA	Rest of World

Cost of revenue by category and segment for the three months ended March 31, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$28,135	$26,088	$3,623	$5,180	$3,311	$4,120	$35,069	$35,388

Travel:
Third party	5,202	4,198	963	2,317	1,052	1,589	7,217	8,104
Total services	33,337	30,286	4,586	7,497	4,363	5,709	42,286	43,492

Goods:
Third party	317	214	1,241	1,785	2,937	6,206	4,495	8,205
Direct	251,216	254,892	88,253	91,701	6,393	4,660	345,862	351,253
Total	251,533	255,106	89,494	93,486	9,330	10,866	350,357	359,458

Total cost of revenue	$284,870	$285,392	$94,080	$100,983	$13,693	$16,575	$392,643	$402,950

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
North America

The decrease in North America cost of revenue was primarily attributable to the improvement in gross profit margins on direct revenue transactions in our Goods category as discussed above. Those decreases were partially offset by increases in cost of revenue on third party revenue transactions in our Local and Travel categories, primarily due to the gross billings growth in those categories.

EMEA

The decrease in EMEA cost of revenue was primarily attributable to the following:

•	decreases in our Local and Travel categories, resulting from the gross billings decreases in those categories;

•	the improvement in gross profit margins on direct revenue transactions in our Goods category as discussed above;

•	a reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan; and

•	a $3.0 million favorable impact from year-over-year changes in foreign currency exchange rates.

Rest of World

The decrease in Rest of World cost of revenue was primarily attributable to the following:

•	a $3.2 million favorable impact from year-over-year changes in foreign currency exchange rates; and

•
a reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan and due to the disposition of a controlling stake in our operations in India.

Those decreases were partially offset by increases in cost of revenue on direct revenue transactions in our Goods category, primarily due to the revenue growth in that category.

Gross Profit

Gross profit for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Gross profit:
Third party	$274,311	$303,911	$(29,600)	(9.7)%
Direct	51,541	38,982	12,559	32.2
Other	13,476	4,513	8,963	198.6
Total gross profit	$339,328	$347,406	$(8,078)	(2.3)

The effect on gross profit for the three months ended March 31, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended March 31, 2016
	At Avg. Q1 2015 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross profit	$347,191	$(7,863)	$339,328

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total gross profit was primarily attributable to the following:

•	the decreases in third party and other revenue from our EMEA and Rest of World segments as discussed above;

•	a $7.9 million unfavorable impact from year-over-year changes in foreign currency exchange rates; and

•
a $7.7 million reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan and due to the disposition of a controlling stake in our operations in India.

Those decreases were partially offset by the following:

•	the improvement in gross profit margins on direct revenue transactions in our Goods category as discussed above; and

•	the increase in third party and other revenue from our North America segment.

Gross Profit by Segment

Gross profit by segment for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$181,403	$171,001	$10,402	6.1%
% of gross billings	27.9%	27.8%
% of revenue	84.4%	84.9%
Direct	$34,540	$23,489	11,051	47.0
% of gross billings and revenue	12.1%	8.4%

EMEA:
Third party	$77,923	$99,949	(22,026)	(22.0)
% of gross billings	27.2%	28.4%
% of revenue	93.0%	91.5%
Direct	$16,967	$15,288	1,679	11.0
% of gross billings and revenue	16.1%	14.3%

Rest of World:
Third party	$28,461	$37,474	(9,013)	(24.1)
% of gross billings	20.9%	19.3%
% of revenue	79.6%	75.9%
Direct	$34	$205	(171)	(83.4)
% of gross billings and revenue	0.5%	4.2%

The percentages of gross profit by segment for the three months ended March 31, 2016 and 2015 were as follows:

Q1 2016	Q1 2015

North America	EMEA	Rest of World

Gross profit by category and segment for the three months ended March 31, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$164,018	$154,776	$58,263	$77,356	$18,771	$26,161	$241,052	$258,293

Travel:
Third party	15,712	15,791	10,215	12,400	3,997	4,906	29,924	33,097
Total services	179,730	170,567	68,478	89,756	22,768	31,067	270,976	291,390

Goods:
Third party	1,673	434	9,445	10,193	5,693	6,407	16,811	17,034
Direct	34,540	23,489	16,967	15,288	34	205	51,541	38,982
Total	36,213	23,923	26,412	25,481	5,727	6,612	68,352	56,016

Total gross profit	$215,943	$194,490	$94,890	$115,237	$28,495	$37,679	$339,328	$347,406

(1)	Includes gross profit from deals with local and national merchants and through local events.
North America

The increase in North America gross profit was primarily attributable to the following:

•	the improvement in gross profit margins on direct revenue transactions in our Goods category as discussed above; and

•	the increase in third party and other revenue in our Local category.

EMEA

The decrease in EMEA gross profit was primarily attributable to the following:

•	the decreases in third party and other revenue across all three of our categories;

•	a reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan; and

•	a $3.3 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Rest of World

The decrease in Rest of World gross profit was primarily attributable to the following:

•	the decreases in third party and other revenue across all three of our categories;

•	a $4.5 million unfavorable impact from year-over-year changes in foreign currency exchange rates; and

•
a reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan and due to the disposition of a controlling stake in our operations in India.

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
Marketing expense by segment as a percentage of gross billings and as a percentage of segment revenue for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	% of Gross Billings	% of Segment Revenue	2015	% of Gross Billings	% of Segment Revenue	$ Change	% Change
	(dollars in thousands)
North America	$68,195	7.3%	13.6%	$29,197	3.3%	6.1%	$38,998	133.6%
EMEA	18,025	4.6	9.5	17,177	3.7	7.9	848	4.9
Rest of World	3,545	2.5	8.4	6,159	3.1	11.4	(2,614)	(42.4)
Total marketing	$89,765	6.1	12.3	$52,533	3.4	7.0	$37,232	70.9
The increase in total marketing expense resulted from our strategic initiative to invest in marketing to drive new customer acquisition. The incremental spending has primarily been focused on online marketing channels, such as search engine marketing, display and mobile advertising. We also increased our spending on affiliate programs that utilize third parties to promote our deals online and offline activities such as radio advertising.

For the full year 2016, we expect to incur between $150.0 million and $200.0 million of incremental marketing expense as compared to fiscal year 2015. We are currently focusing those incremental marketing investments primarily on our North America segment.

The percentages of marketing expense by segment for the three months ended March 31, 2016 and 2015 were as follows:

Q1 2016	Q1 2015

North America	EMEA	Rest of World

North America

The increase in North America marketing expense resulted from our strategic initiative to invest in marketing to drive new customer acquisition. In connection with this initiative, which commenced in November 2015, we have extended our return on investment thresholds for marketing spending to 12 - 18 months, as compared to approximately six months for prior periods. That incremental spending has primarily been focused on online marketing channels, such as search engine marketing, display and mobile advertising. We also increased our spending on affiliate programs that utilize third parties to promote our deals online and offline activities such as radio advertising.

EMEA

Marketing expense in our EMEA segment was substantially consistent with the prior year period, resulting from the net impact of an increase in spending on customer acquisition marketing that was offset by a $0.5 million favorable impact from year-over-year changes in foreign currency exchange rates.

Rest of World

The decrease in Rest of World marketing expense was primarily attributable to a reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan and due to the disposition of a controlling stake in our operations in India and a $0.4 million favorable impact from year-over-year changes in foreign currency exchange rates.

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
Selling, general and administrative expense ("SG&A") for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$280,988	$289,847	$(8,859)	(3.1)%
% of gross billings	19.1%	18.7%
% of revenue	38.4%	38.6%
The decrease in selling, general and administrative expense was primarily attributable to the following:

•
a $9.9 million reduction related to countries that we operated in the prior year period and have subsequently exited as part of our restructuring plan and due to the disposition of a controlling stake in our operations in India; and

•	a $7.0 million decrease in compensation-related costs in the ongoing markets of our international segments due to headcount reductions as part of our restructuring program.

Those decreases were partially offset by increases in compensation-related costs, technology costs and facilities costs in our North America segment.

The favorable impact on selling, general and administrative expense due to year-over-year changes in foreign currency exchange rates was $6.7 million. SG&A as a percentage of gross billings and revenue for the three months ended March 31, 2016 were substantially consistent with the prior year period.

We currently expect that SG&A costs will generally continue to decrease throughout the remainder of 2016 as a result of the cost savings from our restructuring program and other initiatives.

Restructuring Charges
In September 2015, we commenced a restructuring plan relating primarily to workforce reductions in our international operations. We have also undertaken workforce reductions in our North America segment. In addition to the workforce reductions in our ongoing markets, we have ceased operations in six countries within our Rest of World segment and eleven countries within our EMEA segment as part of the restructuring plan, including four countries within our EMEA segment during the three months ended March 31, 2016. Restructuring charges represent severance and benefit costs for workforce reductions, impairments of long-lived assets and other exit costs resulting from our restructuring activities. See Note 9,"Restructuring," for additional information.

Income (Loss) from Operations
Income (loss) from operations for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Income (loss) from operations	$(47,333)	$5,295	$(52,628)	(993.9)%
The increase in our loss from operations was primarily attributable to the following:

•	a $37.2 million increase in marketing expense; and

•	a $12.4 million increase in restructuring charges.

Segment Operating Income
Segment operating income (loss) excludes stock-based compensation and acquisition-related expense (benefit), net. Segment operating income (loss) for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	$ Change
	(in thousands)
North America	$(11,448)	$24,666	$(36,114)
EMEA	5,916	19,652	(13,736)
Rest of World	(7,786)	(4,148)	(3,638)
The decrease in our North America segment was primarily due to increased marketing expense. The decreases in our EMEA and Rest of World segments were due to decreases in segment gross profit, partially offset by decreases in segment operating expenses. See Note 13, "Segment Information" for a reconciliation of segment operating income (loss) information by reportable segment to consolidated net income (loss) for the three months ended March 31, 2016 and 2015.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments, and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Other income (expense), net for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$3,486	$(19,927)	$23,413	117.5%
Other income (expense), net for the three months ended March 31, 2016 included $6.5 million in foreign currency gains, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency gains on those intercompany balances were primarily driven by the appreciation of the Euro against the U.S. dollar from an exchange rate of 1.0913 on December 31, 2015 to 1.1365 on March 31, 2016. The foreign currency gains of $8.0 million were partially offset by a $1.5 million cumulative translation loss that was reclassified to earnings for countries that we exited as part of our restructuring plan, $1.1 million of losses on fair value option investments and $1.9 million of other nonoperating items.

Other income (expense), net for the three months ended March 31, 2015 included $19.5 million in foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the decline of the Euro against the U.S. dollar from an exchange rate of 1.2152 on December 31, 2014 to 1.0726 on March 31, 2015.

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$1,749	$2,107	$(358)	(17.0)%
Effective tax rate	(4.0)%	(14.4)%
The pre-tax losses incurred by our operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States, was the primary factor impacting our effective tax rate for the three months ended March 31, 2016. Significant factors impacting our effective tax rate for the three months ended March 31, 2015 included pre-tax losses in foreign jurisdictions with valuation allowances against their net deferred tax assets and amortization of the tax effects of intercompany sales of intellectual property.
We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. As of March 31, 2016, we believe that it is reasonably possible that changes of up to $23.8 million in unrecognized tax benefits may occur within the next 12 months.
Income (Loss) from Discontinued Operations
In May 2015, we sold a controlling stake in Ticket Monster and the results of that entity have been presented as discontinued operations for the three months ended March 31, 2015. See Note 2, "Discontinued Operations," for additional information.

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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation, acquisition-related expense (benefit), net and items that are unusual in nature or infrequently occurring. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three months ended March 31, 2016, items that we believe to be unusual in nature or infrequently occurring were charges related to our restructuring plan. We exclude items that are unusual in nature or infrequently occurring from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Income (loss) from continuing operations" for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Income (loss) from continuing operations	$(45,596)	$(16,739)
Adjustments:
Stock-based compensation (1)	27,976	35,144
Depreciation and amortization	34,797	32,200
Acquisition-related expense, net	3,464	(269)
Restructuring charges (1)	12,444	—
Other (income) expense, net (1)	(3,486)	19,927
Provision (benefit) for income taxes	1,749	2,107
Total adjustments	76,944	89,109
Adjusted EBITDA	$31,348	$72,370

(1)
Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing." "Restructuring charges" and "Other (income) expense, net," includes $2.6 million and $0.2 million, respectively, of additional stock-based compensation for the three months ended March 31, 2016.

Free cash flow. Free cash flow is a non-GAAP financial measure that comprises net cash provided by operating activities from continuing operations less purchases of property and equipment and capitalized software from continuing operations. We use free cash flow to conduct and evaluate our business because although it is similar to cash flow from continuing operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal use and website development costs are necessary components of our ongoing operations. Due to the impact of seasonality on our cash flows, we also use trailing twelve months free cash flow to conduct and evaluate our business. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period.
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
The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by (used in) operating activities from continuing operations," for the three months ended March 31, 2016 and 2015 and trailing twelve months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Trailing Twelve Months Ended March 31,
	2016	2015 (1)	2016	2015 (1)
Net cash provided by (used in) operating activities from continuing operations	$(76,725)	$43,607	$179,415	$320,803
Purchases of property and equipment and capitalized software from continuing operations	(19,952)	(18,294)	(85,646)	(85,761)
Free cash flow	$(96,677)	$25,313	$93,769	$235,042

Net cash provided by (used in) investing activities from continuing operations	$(20,778)	$(19,443)	$(178,585)	$(105,821)
Net cash provided by (used in) financing activities	$(78,015)	$(35,838)	$(557,962)	$(198,627)

(1)
We adopted the guidance in ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We elected to apply that change in cash flow classification on a retrospective basis, which has resulted in increases to net cash provided by operating activities, net cash used in financing activities and free cash flow of $2.9 million and $13.0 million, respectively, for the three-month and trailing twelve-month periods ended March 31, 2015.

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
Liquidity and Capital Resources
As of March 31, 2016, we had $688.5 million in cash and cash equivalents, which primarily consisted of cash and money market funds.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows provided by operations and through public and private sales of common and preferred stock, which yielded aggregate net proceeds of approximately $1,857.1 million. In connection with our third party and direct revenue sales transactions, we collect cash from credit card payment processors shortly after a sale occurs and remit payment to merchants and inventory suppliers at a later date in accordance with the related contractual payment terms. We expect this favorable working capital cycle to continue for the foreseeable future.
Our merchant arrangements are structured as either a redemption payment model or a fixed payment model defined as follows:
Redemption payment model - We typically pay our merchants upon redemption for the majority of third party offerings available through our online marketplaces in our EMEA and Rest of World segments. Under our redemption merchant payment model, we collect payments at the time customers purchase vouchers and make payments to merchants at a subsequent date. Using this payment model, merchants are not paid until the customer redeems the voucher that has been purchased. If a customer does not redeem the voucher under this payment model, we retain all of the gross billings from the unredeemed voucher. The redemption model generally improves our overall cash flow because we do not pay our merchants until the customer redeems the voucher.
Fixed payment model - We typically pay merchants under the fixed payment model for a majority of offerings available through our online marketplace in North America. Under the fixed payment model, merchants are paid regardless of whether the voucher is redeemed. For third party revenue deals in which the merchant has a continuous presence on our websites and mobile applications by offering deals for an extended period of time, which currently represents a substantial majority of our third party offerings in North America, we remit payments to the merchant on an ongoing basis, generally bi-weekly, throughout the term of the offering. For product offerings in our Goods category, payment terms with inventory suppliers across our three segments typically range from net 30 days to net 60 days.
We experience fluctuations in accrued merchant and supplier payables associated with our revenue-generating activities, including both third party and direct revenue sales transactions, that can cause volatility in working capital levels and impact cash balances more or less than our operating income or loss would indicate. Revenue from our Goods category has grown in recent periods, both in absolute dollars and as a percentage of the Company's overall revenue. This category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs on direct revenue transactions. As a result of those lower margins, the amount of cash that we ultimately retain from direct revenue transactions in our Goods category after paying the related inventory, shipping and fulfillment costs is less than the amount that we ultimately retain from third party revenue transactions in our Local category after paying the merchant's share. However, the impact of transactions in our Goods category on our operating cash flows varies from period to period. For example, the cash flows from transactions in that category are impacted by seasonality, with strong cash inflows typically generated during the fourth quarter holiday season followed by subsequent cash outflows in the following period when payments are made to suppliers of the merchandise.
We generally use our cash flows to fund our operations, make acquisitions, purchase capital assets, purchase stock under our share repurchase program and meet our other cash operating needs. Cash flow used in operations was $76.7 million for the three months ended March 31, 2016 and cash flow provided by operations, including discontinued operations, was $19.3 million for the three months ended March 31, 2015. We expect that our cash flow from operations for fiscal 2016 will be lower than in prior years due to the cash outflows resulting from our incremental marketing expenses, the impact of our restructuring actions (see Note 9, "Restructuring") and the settlement of our securities litigation matter (see Note 7, "Commitments and Contingencies").
We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2016 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of March 31, 2016, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $319.7 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In April 2016, we issued 3.25% senior convertible notes due 2020 (the "Notes") with an aggregate principal amount of $250.0 million. See Note 14, "Subsequent Event" for additional information. We will use the proceeds from the Notes for general corporate purposes, including repurchases of shares of our Class A common stock. Additionally, in the near future we expect to enter into note hedge and warrant transactions with one or more financial institutions that are designed to offset, in part, the potential dilution from conversion of the Notes. There are no assurances, however, that we will complete the transactions in the anticipated time frame or at all.

We have a senior secured revolving credit agreement (the "Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million through its August 1, 2017 maturity date. As of March 31, 2016 and December 31, 2015, we had no borrowings under the Credit Agreement and were in compliance with all covenants. See Note 6, "Revolving Credit Agreement," for additional information.

Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for at least the next twelve months.
Uses of Cash
In order to support our current and future expansion, we expect to continue to make significant investments in our technology platforms and business processes, as well as internal tools aimed at improving the efficiency of our operations. We will also continue to invest in sales and marketing as we seek to grow both the number of active deals available through our online local marketplaces and the volume of transactions through those marketplaces. In April 2016, we deposited $39.5 million in an escrow account in connection with the preliminary Court approval of the settlement for our securities litigation matter (See Note 7, "Commitments and Contingencies"). The funds will be released from that escrow account to the claimants if and when final court approval of the settlement is obtained. The $5.5 million remaining settlement amount for this matter will be funded by our insurance carrier.
The Board previously authorized us to repurchase up to $500.0 million of our Class A common stock through August 2017 under our current share repurchase program. During the three months ended March 31, 2016, we purchased 18,820,000 shares of Class A common stock for an aggregate purchase price of $63.4 million (including fees and commissions) under the share repurchase program. As of March 31, 2016, up to $93.6 million of Class A common stock remained available for purchase under that program. On April 4, 2016, the Board approved an increase of $200.0 million to our share repurchase program and an extension of the program through April 2018. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the programs may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when the Company might otherwise be precluded from doing so.
We currently plan to use our cash and cash equivalents and cash flows generated from our operations to fund share repurchases, strategic minority investments, business acquisitions and other transactions and investments in technology and marketing. Additionally, we have the ability to borrow funds under our Credit Agreement, as described above. We could also seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for share repurchases, future acquisitions or other strategic investment opportunities.
Cash Flow
Our net cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015 (1)	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations	$(76,725)	$43,607	$(120,332)
Operating activities from discontinued operations	—	(24,355)	24,355
Operating activities	(76,725)	19,252	(95,977)
Investing activities from continuing operations	(20,778)	(19,443)	(1,335)
Investing activities from discontinued operations	—	(624)	624
Investing activities	(20,778)	(20,067)	(711)
Financing activities	(78,015)	(35,838)	(42,177)
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets held for sale	10,668	(30,199)	40,867
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(164,850)	(66,852)	(97,998)
Less: Net increase (decrease) in cash classified within current assets held for sale	—	(25,722)	25,722
Net increase (decrease) in cash and cash equivalents	$(164,850)	$(41,130)	$(123,720)

(1)
We adopted the guidance in ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We elected to apply that change in cash flow classification on a retrospective basis, which has resulted in an increase of $2.9 million to net cash provided by operating activities and net cash used in financing activities for the three-month period ended March 31, 2015.

Cash Provided by (Used in) Operating Activities
Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain items, including depreciation and amortization, stock‑based compensation, restructuring charges, deferred income taxes and the effect of changes in working capital and other items.
For the three months ended March 31, 2016, our net cash used in operating activities from continuing operations was $76.7 million, which resulted from the following:

•
a $99.0 million net decrease related to changes in working capital and other assets and liabilities that primarily resulted from a $112.4 million decrease in accrued merchant and supplier payables due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2015; and

•	a $45.6 million net loss from continuing operations.

These items were partially offset by a $67.8 million net increase for certain non-cash items, primarily consisting of depreciation and amortization and stock-based compensation.

For the three months ended March 31, 2015, our net cash provided by operating activities from continuing operations was $43.6 million, which was driven by a $67.1 million net increase for certain non-cash items, primarily consisting of depreciation and amortization and stock-based compensation, partially offset by a $16.7 million net loss from continuing operations and a $6.7 million net decrease related to changes in working capital.

For the three months ended March 31, 2015, net cash used in operating activities from discontinued operations was $24.4 million, which was driven by the following:

•
an $18.6 million net decrease for certain non-cash items, primarily consisting of a $26.8 million deferred tax benefit, partially offset by $6.3 million of amortization relating to acquired intangible assets; and

•	a $12.1 million net decrease related to changes in working capital.

These items were partially offset by $6.3 million of net income from discontinued operations.

Cash Provided by (Used in) Investing Activities
Cash flows provided by (used in) investing activities primarily consists of capital expenditures, acquisitions and dispositions of businesses and minority investments.
For the three months ended March 31, 2016, our net cash used in investing activities from continuing operations of $20.8 million primarily consisted of $20.0 million in capital expenditures, including capitalized internally-developed software.
For the three months ended March 31, 2015, our net cash used in investing activities from continuing operations of $19.4 million primarily consisted of $18.3 million in capital expenditures, including capitalized internally-developed software.

Cash Used in Financing Activities

Cash flows used in financing activities primarily consists of payments for purchases of treasury stock, taxes paid related to net share settlements of stock-based compensation awards, proceeds from stock option exercises and our employee stock purchase plan, distributions to noncontrolling interest holders and payments of capital lease obligations.
For the three months ended March 31, 2016, our net cash used in financing activities of $78.0 million was driven by the following:

•	purchases of treasury stock under our share repurchase programs of $64.7 million;

•	payments of capital lease obligations of $7.0 million; and

•	taxes paid related to net share settlements of stock-based compensation awards of $5.0 million.

For the three months ended March 31, 2015, our net cash used in financing activities of $35.8 million was driven primarily by the following:

•	purchases of treasury stock under our share repurchase program of $18.0 million;

•	taxes paid related to net share settlements of stock-based compensation awards of $14.6 million; and

•	payments of capital lease obligations of $3.6 million.

Free Cash Flow
Free cash flow is a non-GAAP financial measure that comprises net cash provided by operating activities from continuing operations less purchases of property and equipment and capitalized software from continuing operations. Free cash flow for the three months and trailing twelve months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015 (1)	$ Change	% Change
	(dollars in thousands)
Free cash flow	$(96,677)	$25,313	$(121,990)	(481.9)%
Free cash flow TTM	$93,769	$235,042	$(141,273)	(60.1)%

(1)
We adopted the guidance in ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We elected to apply that change in cash flow classification on a retrospective basis, which has resulted in increases of $2.9 million and $13.0 million, respectively, to free cash flow for the three-month and trailing twelve-month periods ended March 31, 2015.

The decrease in free cash flow for the three months ended March 31, 2016 was primarily due to a $120.3 million decrease in our operating cash flows from continuing operations.
The decrease in free cash flow for the trailing twelve months ended March 31, 2016 was due to a $141.4 million decrease in our trailing twelve months operating cash flows from continuing operations.

For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2016 did not materially change from the amounts set forth in our 2015 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2016.

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements included in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 11, 2016. In addition, refer to the critical accounting policies and estimates under Item Part 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2015.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Gross versus Net), which is effective upon adoption of ASU 2014-09. This ASU clarifies the implementation guidance in ASU 2014-09 on principal versus agent considerations. These ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. For merchant payment arrangements that are structured under a redemption model, we expect that we will be required to estimate the incremental revenue from vouchers that will not ultimately be redeemed and recognize that amount as revenue at the time of sale under ASU 2014-09, rather than when our legal obligation expires. The potential impact of that change could increase or decrease our revenue in any given period as compared to our current policy depending on the relative amounts of the estimated incremental revenue from unredeemed vouchers on current transactions as compared to the actual incremental revenue from vouchers that expire unredeemed in that period. We are still evaluating these ASUs for other potential impacts on our condensed consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. This ASU requires inventory to be measured at the lower of cost or net realizable value, rather than the lower of cost or market. The ASU is effective for annual reporting periods beginning after December 31, 2016 and interim periods within those annual periods. While the Company is still assessing the impact of ASU 2015-11, it does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires equity securities to be measured at fair value with changes in fair value recognized through net income and will eliminate the cost method for equity securities without readily determinable fair values. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. While we are still assessing the impact of ASU 2016-01, we do not expect that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU will require lessees to recognize assets and liabilities arising from leases, including operating leases, to be recognized on the balance sheet. The ASU is effective for annual reporting periods beginning after December 31, 2018 and interim periods within those annual periods. While we are still assessing the impact of ASU 2016-02, we do not expect that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our consolidated financial position or results of operations.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Japanese yen, Swiss Franc and Brazilian real, which exposes us to foreign currency risk. For the three months ended March 31, 2016, we derived approximately 25.8% and 5.8% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of March 31, 2016 and December 31, 2015.
As of March 31, 2016, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $25.0 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.5 million. This compares to a $32.4 million working capital deficit subject to foreign currency exposure as of December 31, 2015, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $3.2 million.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In August 2014, the Company entered into a three-year Credit Agreement that provides for aggregate principal borrowings up to $250.0 million. As of March 31, 2016, there were no borrowings outstanding under the Credit Agreement. Because our Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we draw down under the Credit Agreement. We also have $25.5 million of long-term capital lease obligations, and investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We do not believe that the interest rate risk on the long-term capital lease obligations and investments is significant. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Note 14, "Subsequent Event"). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2016.

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
Based on this evaluation, our management concluded that, as of March 31, 2016, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the first quarter of 2016, we completed the implementation of a new financial consolidation system. The implementation of our new system was not made in response to any identified deficiency or weakness in our internal controls over financial reporting. The implementation was subject to various testing and review procedures prior to and after execution. We have updated our internal controls over financial reporting, as necessary, to accommodate any modifications to our business processes or accounting procedures due to the implementation. Management does not believe that the implementation of the consolidation system has had an adverse effect on our internal controls over financial reporting and will continue to monitor, test and evaluate the consolidation system during the post-implementation period to ensure that adequate controls over financial reporting continue to be maintained.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 7, "Commitments and Contingencies," to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on the Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, except to supplement those risk factors as follows:
On April 4, 2016, the Company issued $250.0 million aggregate principal amount of 3.25% senior convertible notes due 2020 (the "Notes").

We may not have the ability to use cash to settle the principal amount of the Notes upon conversion or to repurchase the Notes upon a fundamental change, which could result in dilution and could adversely affect our financial condition.

The Notes are convertible any time prior to their maturity on April 1, 2022 into cash, stock or a combination of cash and stock at an initial conversion rate set forth in the indenture governing the Notes (the "Indenture"). Notes that are converted in connection with a make-whole fundamental change (as defined in the Indenture) may be entitled to an increase in the conversation rate for such Notes. Upon a conversion event, if we do not have adequate cash available or cannot obtain additional financing, or our use of cash is restricted by applicable law, regulations or agreements governing our current or future indebtedness, we may not be able to use cash to settle the principal amount of the Notes upon conversion. If we settle any portion of the principal amount of the Notes upon conversion in stock, it will result in immediate dilution to the ownership interests of existing stockholders and such dilution could be material.

In addition, holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the Indenture) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. If we do not have adequate cash available or cannot obtain additional financing, or our use of cash is restricted by applicable law, regulations or agreements governing our current or future indebtedness, we may not be able repurchase the Notes when required under the Indenture, which would constitute an event of default under the Indenture. An event of default under the Indenture could also lead to a default under other agreements governing our current and future indebtedness, and if the repayment of such other indebtedness were accelerated, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversion of the Notes.

The terms of the Notes could delay or prevent an attempt to take over our Company.

The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of our Company would constitute a fundamental change. This could have the effect of delaying or preventing a takeover of our Company that may otherwise be beneficial to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2016, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2016, we purchased 18,820,000 shares of Class A common stock for an aggregate purchase price of $63.4 million (including fees and commissions) under our share repurchase program. A summary of our Class A common stock repurchases during the three months ended March 31, 2016 under our share repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program(1)
January 1-31, 2016	6,650,000	$2.74	6,650,000	$138,664,848
February 1-29, 2016	6,670,000	3.28	6,670,000	$116,882,717
March 1-31, 2016	5,500,000	4.25	5,500,000	$93,593,892
Total	18,820,000	$3.37	18,820,000	$93,593,892

(1)
Amount reported as of March 31, 2016 and excludes shares that may be purchased under our share repurchase program following the Board's approval of a $200.0 million increase to the program effective April 4, 2016.

See Note 8, "Stockholders' Equity and Compensation Arrangements," for discussion regarding our share repurchase programs.
The following table provides information about purchases of shares of our Class A common stock during the three months ended March 31, 2016 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2016	489,535	$2.48	—	$—
February 1-29, 2016	400,511	2.76	—	$—
March 1-31, 2016 (1)	509,675	3.81	—	$—
Total	1,399,721	$3.04	—	$—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April 2016.

GROUPON, INC.
By:	/s/ Brian A. Kayman
	Name:	Brian A. Kayman
	Title:	Interim Chief Financial Officer

EXHIBITS

Exhibit Number	Description
4.1	Indenture, dated April 4, 2016, between the Company and U.S. Bank, National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 4, 2016).
10.1	Investment Agreement, dated April 3, 2016, between the Company and A-G Holdings, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 4, 2016).
10.2
Voting Agreement, dated April 4, 2016, among the Company, A-G Holdings, L.P. and the stockholders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 4, 2016).

10.3
Second Amendment to Credit Agreement, effective April 4, 2016, among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 4, 2016).

10.4	Severance Benefit Agreement, dated April 26, 2016, between the Company and Rich Williams.*
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data file
*    Management contract or compensatory plan or arrangement.