Form 10-Q
period 2016-06-30
Groupon, Inc.
filed 2016-07-28
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Yes             No  ☒
As of July 25, 2016, there were 572,189,761 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

______________________________________________________

PART I
FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, volatility in our revenue and operating results; risks related to our business strategy, including our strategy to grow our local marketplaces, marketing strategy and spend and the productivity of those marketing investments and the impact of our shift away from lower-margin products in our Goods category; effectively dealing with challenges arising from our international operations, including fluctuations in currency exchange rates and any potential adverse impact from the United Kingdom's likely exit from the European Union; retaining existing customers and adding new customers, including as we increase our marketing spend and shift away from lower-margin products in our Goods category; retaining and adding high quality merchants; cyber security breaches; incurring expenses as we expand our business; competing successfully in our industry; maintaining favorable payment terms with our business partners; providing a strong mobile experience for our customers; delivery and routing of our emails; product liability claims; managing inventory and order fulfillment risks; integrating our technology platforms; litigation; managing refund risks; retaining, attracting and integrating members of our executive team; difficulties, delays or our inability to successfully complete all or part of the announced restructuring actions or to realize the operating efficiencies and other benefits of such restructuring actions; higher than anticipated restructuring charges or changes in the timing of such restructuring charges; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; tax liabilities; tax legislation; compliance with domestic and foreign laws and regulations, including the CARD Act and regulation of the Internet and e-commerce; classification of our independent contractors; maintaining our information technology infrastructure; protecting our intellectual property; maintaining a strong brand; seasonality; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; the impact of our ongoing strategic review and any potential strategic alternatives we may choose to pursue; our senior convertible notes; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Part I, "Item 1A: Risk Factors" of our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, and Part II, "Item 1A: Risk Factors" of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$780,132	$853,362
Accounts receivable, net	68,974	68,175
Prepaid expenses and other current assets	190,053	153,705
Total current assets	1,039,159	1,075,242
Property, equipment and software, net	184,742	198,897
Goodwill	289,289	287,332
Intangible assets, net	29,549	36,483
Investments (including $157,934 and $163,675 at June 30, 2016 and December 31, 2015, respectively, at fair value)	181,051	178,236
Deferred income taxes	4,219	3,454
Other non-current assets	23,433	16,620
Total Assets	$1,751,442	$1,796,264
Liabilities and Equity
Current liabilities:
Accounts payable	$17,573	$24,590
Accrued merchant and supplier payables	655,617	776,211
Accrued expenses and other current liabilities	403,932	402,724
Total current liabilities	1,077,122	1,203,525
Convertible senior notes, net	174,015	—
Deferred income taxes	6,941	8,612
Other non-current liabilities	124,051	113,540
Total Liabilities	1,382,129	1,325,677
Commitments and contingencies (see Note 7)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 726,864,414 shares issued and 572,780,079 shares outstanding at June 30, 2016 and 717,387,446 shares issued and 588,919,281 shares outstanding at December 31, 2015	73	72
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	2,070,537	1,964,453
Treasury stock, at cost, 154,084,335 shares at June 30, 2016 and 128,468,165 shares at December 31, 2015	(732,901)	(645,041)
Accumulated deficit	(1,008,446)	(901,292)
Accumulated other comprehensive income (loss)	39,292	51,206
Total Groupon, Inc. Stockholders' Equity	368,555	469,398
Noncontrolling interests	758	1,189
Total Equity	369,313	470,587
Total Liabilities and Equity	$1,751,442	$1,796,264

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Third party and other	$318,129	$340,846	$652,697	$700,967
Direct	437,901	397,549	835,304	787,784
Total revenue	756,030	738,395	1,488,001	1,488,751
Cost of revenue:
Third party and other	43,800	47,545	90,581	99,242
Direct	378,642	353,843	724,504	705,096
Total cost of revenue	422,442	401,388	815,085	804,338
Gross profit	333,588	337,007	672,916	684,413
Operating expenses:
Marketing	91,993	57,007	181,758	109,540
Selling, general and administrative	277,168	288,721	558,156	578,568
Restructuring charges	16,085	—	28,529	—
Gains on business dispositions	(9,339)	—	(9,339)	—
Acquisition-related expense (benefit), net	850	505	4,314	236
Total operating expenses	376,757	346,233	763,418	688,344
Income (loss) from operations	(43,169)	(9,226)	(90,502)	(3,931)
Other income (expense), net	(10,761)	2,941	(7,275)	(16,986)
Income (loss) from continuing operations before provision (benefit) for income taxes	(53,930)	(6,285)	(97,777)	(20,917)
Provision (benefit) for income taxes	(2,199)	8,982	(450)	11,089
Income (loss) from continuing operations	(51,731)	(15,267)	(97,327)	(32,006)
Income (loss) from discontinued operations, net of tax	—	127,179	—	133,463
Net income (loss)	(51,731)	111,912	(97,327)	101,457
Net income attributable to noncontrolling interests	(3,173)	(2,828)	(6,696)	(6,646)
Net income (loss) attributable to Groupon, Inc.	$(54,904)	$109,084	$(104,023)	$94,811

Basic net income (loss) per share:
Continuing operations	$(0.10)	$(0.03)	$(0.18)	$(0.06)
Discontinued operations	—	0.19	—	0.20
Basic net income (loss) per share	$(0.10)	$0.16	$(0.18)	$0.14

Diluted net income (loss) per share:
Continuing operations	$(0.10)	$(0.03)	$(0.18)	$(0.06)
Discontinued operations	—	0.19	—	0.20
Diluted net income (loss) per share	$(0.10)	$0.16	$(0.18)	$0.14

Weighted average number of shares outstanding
Basic	576,903,004	671,630,169	579,827,341	674,006,553
Diluted	576,903,004	671,630,169	579,827,341	674,006,553

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$(51,731)	$(15,267)	$(97,327)	$(32,006)
Other comprehensive income (loss) from continuing operations:
Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	430	(3,376)	(3,795)	7,331
Reclassification adjustments included in income (loss) from continuing operations	(9,459)	4,401	(7,997)	4,401
Net change in unrealized gain (loss)	(9,029)	1,025	(11,792)	11,732
Amortization of pension net actuarial gain (loss) to earnings (net of tax effect of $5 and $5 for the three months ended June 30, 2016 and 2015, respectively, and $9 and $10 for the six months ended June 30, 2016 and 2015, respectively)	19	27	46	53
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $103 and $24 for the three months ended June 30, 2016 and 2015, respectively, and $103 and $107 for the six months ended June 30, 2016 and 2015, respectively)	(52)	39	(168)	176
Other comprehensive income (loss) from continuing operations	(9,062)	1,091	(11,914)	11,961
Comprehensive income (loss) from continuing operations	(60,793)	(14,176)	(109,241)	(20,045)

Income (loss) from discontinued operations	—	127,179	—	133,463
Other comprehensive income (loss) from discontinued operations - Foreign currency translation adjustments:
Net unrealized gain (loss) during the period (net of tax effects of $(1,428) and $0 for the three and six months ended June 30, 2015, respectively)	—	(1,932)	—	(4,349)
Reclassification adjustment included in net income (loss) from discontinued operations	—	12,313	—	12,313
Net change in unrealized gain (loss)	—	10,381	—	7,964
Comprehensive income (loss) from discontinued operations	—	137,560	—	141,427

Comprehensive income (loss)	(60,793)	123,384	(109,241)	121,382
Comprehensive income (loss) attributable to noncontrolling interests	(3,173)	(2,828)	(6,696)	(6,646)
Comprehensive income (loss) attributable to Groupon, Inc.	$(63,966)	$120,556	$(115,937)	$114,736

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2015	719,787,422	$72	$1,964,453	(128,468,165)	$(645,041)	$(901,292)	$51,206	$469,398	$1,189	$470,587
Cumulative effect of change in accounting principle	—	—	—	—	—	(3,131)	—	(3,131)	—	(3,131)
Net income (loss)	—	—	—	—	—	(104,023)	—	(104,023)	6,696	(97,327)
Foreign currency translation	—	—	—	—	—	—	(11,792)	(11,792)	—	(11,792)
Amortization of pension net actuarial loss to earnings, net of tax	—	—	—	—	—	—	46	46	—	46
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(168)	(168)	—	(168)
Forfeiture of unvested restricted stock	(196,968)	—	—	—	—	—	—	—	—	—
Exercise of stock options	356,211	—	433	—	—	—	—	433	—	433
Vesting of restricted stock units	13,299,333	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	618,319	—	1,614	—	—	—	—	1,614	—	1,614
Tax withholdings related to net share settlements of stock-based compensation awards	(4,599,927)	—	(16,006)	—	—	—	—	(16,006)	—	(16,006)
Stock-based compensation on equity-classified awards	—	—	75,054	—	—	—	—	75,054	—	75,054
Equity component of the convertible senior notes, net of tax and issuance costs	—	—	68,658	—	—	—	—	68,658	—	68,658
Purchase of convertible note hedges	—	—	(59,163)	—	—	—	—	(59,163)	—	(59,163)
Issuance of warrants	—	—	35,495	—	—	—	—	35,495	—	35,495
Purchases of treasury stock	—	—	—	(25,616,170)	(87,860)	—	—	(87,860)	—	(87,860)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—	(7,127)	(7,127)
Balance at June 30, 2016	729,264,390	$73	$2,070,537	(154,084,335)	$(732,901)	$(1,008,446)	$39,292	$368,555	$758	$369,313

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income (loss)	$(97,327)	$101,457
Less: Income (loss) from discontinued operations, net of tax	—	133,463
Income (loss) from continuing operations	(97,327)	(32,006)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	59,852	53,766
Amortization of acquired intangible assets	9,235	9,806
Stock-based compensation	68,308	73,629
Restructuring-related long-lived asset impairments	45	—
Gains on business dispositions	(9,339)	—
Deferred income taxes	(5,148)	(50)
(Gain) loss, net from changes in fair value of contingent consideration	4,292	(703)
(Gain) loss from changes in fair value of investments	5,707	(450)
Amortization of debt discount on convertible senior notes	2,396	—
Change in assets and liabilities, net of acquisitions:
Restricted cash	(693)	3,163
Accounts receivable	1,205	(10,282)
Prepaid expenses and other current assets	(33,528)	(6,447)
Accounts payable	(7,157)	(6,315)
Accrued merchant and supplier payables	(125,462)	(50,533)
Accrued expenses and other current liabilities	3,935	6,045
Other, net	(7,056)	17,309
Net cash provided by (used in) operating activities from continuing operations	(130,735)	56,932
Net cash provided by (used in) operating activities from discontinued operations	—	(17,373)
Net cash provided by (used in) operating activities	(130,735)	39,559
Investing activities
Purchases of property and equipment and capitalized software	(36,347)	(40,746)
Cash derecognized upon dispositions of subsidiaries	(352)	—
Acquisitions of businesses, net of acquired cash	(940)	(3,120)
Purchases of investments	—	(5,000)
Proceeds from sale of investment	—	1,231
Settlement of liabilities related to purchase of additional interest in consolidated subsidiaries	—	(349)
Acquisitions of intangible assets	(1,992)	—
Net cash provided by (used in) investing activities from continuing operations	(39,631)	(47,984)
Net cash provided by (used in) investing activities from discontinued operations	—	244,470
Net cash provided by (used in) investing activities	(39,631)	196,486
Financing activities
Proceeds from issuance of convertible senior notes	250,000	—
Issuance costs for convertible senior notes and revolving credit agreement	(8,097)	—
Purchase of convertible note hedges	(59,163)	—
Proceeds from issuance of warrants	35,495	—
Payments for purchases of treasury stock	(90,449)	(136,115)
Taxes paid related to net share settlements of stock-based compensation awards	(16,535)	(27,301)
Proceeds from stock option exercises and employee stock purchase plan	2,047	2,199
Distribution to noncontrolling interest holders	(7,127)	(7,894)
Payment of contingent consideration related to acquisitions	(285)	(382)
Payments of capital lease obligations	(14,676)	(7,902)
Net cash provided by (used in) financing activities	91,210	(177,395)
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets held for sale	5,926	(20,415)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(73,230)	38,235
Less: Net increase (decrease) in cash classified within current assets held for sale	—	(55,279)
Net increase (decrease) in cash and cash equivalents	(73,230)	93,514
Cash and cash equivalents, beginning of period	853,362	1,016,634
Cash and cash equivalents, end of period	$780,132	$1,110,148

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	$10,081	$7,245
Leasehold improvements funded by lessor	4,990	—
Liability for purchases of treasury stock	1,592	5,418
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	3,850	2,598
Minority investment recognized in connection with disposition of Ticket Monster	—	122,075
Cost method investment acquired in connection with disposition of business	8,323	—
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
In May 2015, the Company sold a controlling stake in its subsidiary Ticket Monster, Inc. ("Ticket Monster"), an entity based in the Republic of Korea, that resulted in its deconsolidation. The financial results of Ticket Monster, including the gain on disposition and related income tax effects, are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2015. See Note 2, "Discontinued Operations and Other Dispositions," for additional information.
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
Adoption of New Accounting Standards
The Company adopted the guidance in Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, on January 1, 2016. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been recorded as a $3.1 million cumulative effect adjustment to its accumulated deficit as of January 1, 2016. Additionally, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2016 and the impact of applying that guidance was not material to the condensed consolidated financial statements for the three and six month periods ended June 30, 2016. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a retrospective basis, which has resulted in a $6.2 million increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2015, as compared to the amounts previously reported. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.
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
The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three and six months ended June 30, 2015 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended June 30, 2015 (1)	Six Months Ended June 30, 2015 (1)
Third party and other revenue	$10,262	$28,145
Direct revenue	14,242	39,065
Third party and other cost of revenue	(4,434)	(13,958)
Direct cost of revenue	(12,082)	(38,031)
Marketing expense	(3,472)	(8,495)
Selling, general and administrative expense	(15,339)	(38,102)
Other income, net	35	96
Loss from discontinued operations before gain on disposition and provision for income taxes	(10,788)	(31,280)
Gain on disposition	202,158	202,158
Provision for income taxes	(64,191)	(37,415)
Income (loss) from discontinued operations, net of tax	$127,179	$133,463

(1)	The income from discontinued operations, net of tax, for the three and six months ended June 30, 2015 includes the results of Ticket Monster through the disposition date of May 27, 2015.
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

Other Dispositions

Groupon Russia

On April 12, 2016, the Company sold its subsidiary in Russia ("Groupon Russia"). The Company recognized a pre-tax gain on the disposition of $8.9 million, consisting of Groupon Russia's $1.6 million negative net book value upon the closing of the transaction and its $7.7 million cumulative translation gain, which was reclassified to earnings, less $0.4 million in transaction costs. The Company did not receive any proceeds in connection with the transaction.

The gain from this transaction is presented within "Gains on business dispositions" in the accompanying condensed consolidated statements of operations. The financial results of Groupon Russia are presented within income from continuing operations in the accompanying condensed consolidated financial statements through the April 12, 2016 disposition date. Those financial results were not material for the three and six months ended June 30, 2016 and 2015.

Breadcrumb

On May 9, 2016, the Company sold its point of sale business ("Breadcrumb") in exchange for a minority investment in the acquirer. See Note 4, "Investments," for information about this transaction. The Company recognized a pre-tax gain on the disposition of $0.4 million, which represents the excess of (a) the $8.3 million fair value of the investment received, less $0.1 million in transaction costs, over (b) the $7.8 million net book value of Breadcrumb upon the closing of the transaction. The Company did not receive any cash proceeds in connection with the transaction.

The gain from this transaction is presented within "Gains on business dispositions" in the accompanying condensed consolidated statements of operations. The financial results of Breadcrumb are presented within income from continuing operations in the accompanying condensed consolidated financial statements through the May 9, 2016 disposition date. Those financial results were not material for the three and six months ended June 30, 2016 and 2015.

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the six months ended June 30, 2016 (in

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

thousands):

	North America	EMEA	Rest of World	Consolidated
Balance as of December 31, 2015	$178,746	$92,063	$16,523	$287,332
Goodwill related to acquisition	671	—	—	671
Goodwill related to disposition	(1,260)	—	—	(1,260)
Foreign currency translation	—	1,822	724	2,546
Balance as of June 30, 2016	$178,157	$93,885	$17,247	$289,289
The following tables summarize the Company's intangible assets (in thousands):

	June 30, 2016
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$53,130	$46,775	$6,355
Merchant relationships	9,737	8,412	1,325
Trade names	11,109	8,030	3,079
Developed technology	36,364	27,649	8,715
Brand relationships	7,960	3,869	4,091
Other intangible assets	22,794	16,810	5,984
Total	$141,094	$111,545	$29,549

	December 31, 2015
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$52,204	$43,725	$8,479
Merchant relationships	9,648	8,064	1,584
Trade names	11,013	7,396	3,617
Developed technology	37,103	25,436	11,667
Brand relationships	7,960	3,073	4,887
Other intangible assets	20,638	14,389	6,249
Total	$138,566	$102,083	$36,483
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets was $4.5 million and $3.9 million for the three months ended June 30, 2016 and 2015, respectively, and $9.2 million and $9.8 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2016	$8,110
2017	11,908
2018	8,000
2019	931
2020	555
Thereafter	45
Total	$29,549

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	June 30, 2016	Percent Ownership of Voting Stock			December 31, 2015	Percent Ownership of Voting Stock
Available-for-sale securities:
Convertible debt securities	$10,573				$10,116
Redeemable preferred shares	22,343	17%	to	25%	22,834	17%	to	25%
Total available-for-sale securities	32,916				32,950
Cost method investments	23,117	2%	to	13%	14,561	2%	to	10%
Fair value option investments	125,018	41%	to	45%	130,725	43%	to	45%
Total investments	$181,051				$178,236
The following table summarizes the amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company's available-for-sale securities as of June 30, 2016 and December 31, 2015, respectively (in thousands):

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value
Available-for-sale securities:
Convertible debt securities	$9,471	$1,301	$(199)	$10,573	$9,234	$882	$—	$10,116
Redeemable preferred shares	22,973	96	(726)	22,343	22,973	—	(139)	22,834
Total available-for-sale securities	$32,444	$1,397	$(925)	$32,916	$32,207	$882	$(139)	$32,950

(1)	Available-for-sale securities with an unrealized loss were in a loss position for less than 12 months.
Fair Value Option Investments
In connection with the dispositions of Ticket Monster in May 2015 and the Company's subsidiary in India ("Groupon India") in August 2015, the Company obtained a minority limited partner interest in Monster Holdings LP ("Monster LP") and a minority investment in GroupMax Pte Ltd. ("GroupMax"). The investments in Monster LP and GroupMax were measured at their fair values of $122.1 million and $16.4 million, respectively, as of their respective transaction dates.
The Company has made an irrevocable election to account for both of these investments at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to these investments because it believes that fair value is the most relevant measurement attribute for these investments, as well as to reduce operational and accounting complexity.
As of June 30, 2016, the Company has measured the fair value of the Monster LP investment primarily using the discounted cash flow method, which is an income approach. Under that method, the first step in determining the fair value of the investment that the Company holds is to estimate the fair value of Monster LP in its entirety. The key inputs to determining the fair value are cash flow forecasts and discount rates. As of June 30, 2016, the Company applied a discount rate of 21% in its discounted cash flow valuation of Monster LP. The Company also used a market approach valuation technique, which is based on market multiples of guideline companies, in determining the fair value of Monster LP as of June 30, 2016. The discounted cash flow and market approach valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of the investee. Once the Company has determined the fair value of Monster LP, it then determines the fair value of its specific investment in the entity. Monster LP has a complex capital structure, so the Company applies an option-pricing model that considers the

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

liquidation preferences of the respective classes of ownership interests in Monster LP to determine the fair value of its ownership interest in the entity. The Company recognized losses of $1.3 million and $1.4 million from changes in the fair value of its investment in Monster LP for the three and six months ended June 30, 2016, respectively.
The following table summarizes the condensed financial information for Monster LP as of June 30, 2015 and for the period from May 28, 2015 through June 30, 2015 (in thousands):

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

As of June 30, 2016, the Company has measured the fair value of the GroupMax investment primarily using the discounted cash flow method. The key inputs to determining the fair value are cash flow forecasts and discount rates. As of June 30, 2016, the Company applied a discount rate of 20% in its discounted cash flow valuation of GroupMax. The Company also used a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of GroupMax as of June 30, 2016. The discounted cash flow and market approach valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of the investee. Once the Company has determined the fair value of GroupMax, it then determines the fair value of its specific investment in the entity. GroupMax has a complex capital structure, so the Company applies an option-pricing model that considers the liquidation preferences of the respective classes of ownership interests in GroupMax to determine the fair value of its ownership interest in the entity. The Company recognized losses of $3.3 million and $4.3 million from changes in the fair value of its investment in GroupMax for the three and six months ended June 30, 2016, respectively.

Other Investments
On May 9, 2016, the Company acquired a 13% minority investment in the preferred stock of a restaurant software provider as consideration for the sale of Breadcrumb. The preferred stock was recorded at its $8.3 million acquisition date fair value and is accounted for as a cost method investment.

5. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other income (expense), net for the three and six months ended June 30, 2016 and 2015 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$461	$330	$856	$557
Interest expense	(5,132)	(473)	(5,981)	(1,143)
Gain (losses) on changes in fair value of investments	(4,607)	450	(5,707)	450
Foreign currency gains (losses), net (1)	(1,328)	2,532	5,128	(16,965)
Other	(155)	102	(1,571)	115
Other income (expense), net	$(10,761)	$2,941	$(7,275)	$(16,986)

(1)
Foreign currency gains (losses), net for the three and six months ended June 30, 2016 includes $1.8 million and $0.3 million, respectively, of net cumulative translation gains that were reclassified to earnings as a result of the Company's exit from certain countries as part of its restructuring plan. Refer to Note 9, "Restructuring," for additional information. Foreign currency gains (losses), net for the three and six months ended June 30, 2015 includes a $4.4 million loss related to the cumulative translation adjustment from the Company's legacy business in the Republic of Korea that was reclassified to earnings as a result of the Ticket Monster disposition.

The following table summarizes the Company's prepaid expenses and other current assets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Finished goods inventories	$35,812	$42,305
Prepaid expenses	51,554	49,134
Income taxes receivable	21,764	32,483
VAT receivable	15,623	14,305
Other (1)	65,300	15,478
Total prepaid expenses and other current assets	$190,053	$153,705

(1)
As of June 30, 2016, Other includes $45.0 million that was deposited in an escrow account by the Company ($39.5 million) and its insurance carrier ($5.5 million) in connection with the preliminary court approval of the settlement for the Company's securities litigation matter (see Note 7, "Commitments and Contingencies"). Final court approval of the settlement was granted on July 13, 2016.

The following table summarizes the Company's accrued merchant and supplier payables as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Accrued merchant payables	$431,919	$471,607
Accrued supplier payables (1)	223,698	304,604
Total accrued merchant and supplier payables	$655,617	$776,211

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's accrued expenses and other current liabilities as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Refunds reserve	$29,558	$35,297
Payroll and benefits	57,531	50,454
Customer credits	32,344	32,293
Restructuring-related liabilities	14,259	11,556
Income taxes payable	9,943	13,885
Deferred revenue	41,731	40,396
Current portion of capital lease obligations	27,888	26,776
Other (1)	190,678	192,067
Total accrued expenses and other current liabilities	$403,932	$402,724

(1)
As of June 30, 2016 and December 31, 2015, Other includes a $45.0 million liability for the Company's securities litigation matter (see Note 7, "Commitments and Contingencies"). Final court approval of the settlement for that matter was granted on July 13, 2016.

The following table summarizes the Company's other non-current liabilities as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Long-term tax liabilities	$53,174	$46,506
Capital lease obligations	25,441	30,943
Other	45,436	36,091
Total other non-current liabilities	$124,051	$113,540
The following table summarizes the components of accumulated other comprehensive income (loss) as of June 30, 2016 and December 31, 2015 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Pension adjustments	Total
Balance as of December 31, 2015	$52,261	$458	$(1,513)	$51,206
Other comprehensive income (loss) before reclassification adjustments	(3,795)	(168)	46	(3,917)
Reclassification adjustments included in net income (loss)	(7,997)	—	—	(7,997)
Other comprehensive income (loss)	(11,792)	(168)	46	(11,914)
Balance as of June 30, 2016	$40,469	$290	$(1,467)	$39,292
6. FINANCING ARRANGEMENTS
Convertible Senior Notes
On April 4, 2016, the Company issued $250.0 million in aggregate principal amount of convertible senior notes (the "Notes") in a private placement to A-G Holdings, L.P. ("Atairos"). The net proceeds from this offering were $243.2 million after deducting issuance costs. The Notes bear interest at a rate of 3.25% per annum, payable annually in arrears on April 1 of each year, beginning on April 1, 2017. The Notes will mature on April 1, 2022, subject to earlier conversion or redemption.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The Company has separated the Notes into their liability and equity components in the accompanying condensed consolidated balance sheet. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Notes. The difference between the principal amount of the Notes and the liability component (the "debt discount") is amortized to interest expense at an effective interest rate of 9.75% over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.
The Company incurred transaction costs of approximately $6.8 million related to the issuance of the Notes. Those transaction costs have been allocated to the liability and equity components in the same manner as the allocation of the proceeds from the Notes. Transaction costs attributable to the liability component of $4.8 million were recorded as a debt discount in the condensed consolidated balance sheet and are being amortized to interest expense over the term of the Notes. Transaction costs attributable to the equity component of $2.0 million were recorded in stockholders' equity as a reduction of the equity component.
The carrying amount of the Notes consisted of the following (in thousands):

June 30, 2016
Liability component:
Principal amount	$250,000
Less: debt discount	(75,985)
Net carrying amount of liability component	$174,015

Net carrying amount of equity component	$68,658
The estimated fair value of the Notes as of June 30, 2016 was $229.9 million and was determined using a lattice model. The Company classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as its stock price volatility over the term of the Notes and its cost of debt.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of June 30, 2016, the remaining term of the Notes is approximately 5 years, 9 months. During the three and six months ended June 30, 2016, the Company recognized interest expense on the Notes as follows (in thousands):

Contractual interest expense based on 3.25% per annum	$2,031
Amortization of debt discount	2,396
Total interest expense	$4,427
Note Hedges and Warrants
On May 9, 2016, the Company purchased convertible note hedges with respect to its Common Stock for a cost of $59.1 million from certain bank counterparties. The convertible note hedges provide the Company with the right to purchase up to 46.3 million shares of the Company's Common Stock at an initial strike price of $5.40 per share, which corresponds to the initial conversion price of the Notes, and are exercisable by the Company upon conversion of the Notes. The convertible note hedges are intended to reduce the potential economic dilution upon conversion of the Notes. The convertible note hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the convertible note hedges.
On May 9, 2016, the Company also sold warrants for total cash proceeds of $35.5 million to certain bank counterparties. The warrants provide the counterparties with the right to purchase up to 46.3 million shares of the Company's Common Stock at a strike price of $8.50 per share. The warrants expire on various dates between July 1, 2022 and August 26, 2022 and are exercisable on their expiration dates. The warrants are separate transactions and are not part of the terms of the Notes or convertible note hedges. Holders of the Notes and convertible note hedges do not have any rights with respect to the warrants.
The amounts paid and received for the convertible note hedges and warrants have been recorded in additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2016. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
Under the if-converted method, the shares of common stock underlying the conversion option in the Notes are included in the diluted earnings per share denominator and the interest expense on the Notes, net of tax, is added to the numerator. However, upon conversion, there will be no economic dilution from the Notes, as exercise of the convertible note hedges eliminates any dilution from the Notes that would have otherwise occurred when the price of the Company’s Common Stock exceeds the conversion price. Taken together, the purchase of the convertible note hedges and sale of warrants are intended to offset any actual dilution from the conversion of these Notes and to effectively increase the overall conversion price from $5.40 to $8.50 per share. Based on the closing price of the Company's Common Stock of $3.25 on June 30, 2016, the if-converted value of the Notes was less than the principal amount.
Revolving Credit Agreement
On June 29, 2016, the Company amended and restated its senior secured revolving credit agreement (the "Amended and Restated Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million and matures in June 2019. The Amended and Restated Credit Agreement replaced the Company's previous $250.0 million credit agreement that was scheduled to mature in August 2017 (the "Original Credit Agreement"). Borrowings under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate per annum equal to the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the Amended and Restated Credit Agreement) plus an additional margin ranging between 0.50% and 2.25%. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.40% per annum of the average daily amount of unused commitments available under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $250.0 million.
The Amended and Restated Credit Agreement is secured by substantially all of the Company's and its subsidiaries' tangible and intangible assets, including a pledge of 100% of the outstanding capital stock of substantially all of its direct and indirect domestic subsidiaries and 65% of the shares or equity interests of first-tier foreign subsidiaries and each U.S. entity whose assets substantially consist of capital stock and/or intercompany debt of one or more foreign subsidiaries, subject to certain exceptions. Certain of the Company's domestic subsidiaries are guarantors under the Amended and Restated Credit Agreement.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Amended and Restated Credit Agreement contains various customary restrictive covenants that limit the Company's ability to, among other things: incur additional indebtedness; make dividend and other restricted payments, including share repurchases; enter into sale or leaseback transactions; make investments, loans or advances; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; and engage in transactions with affiliates. The Amended and Restated Credit Agreement requires the Company to maintain compliance with specified financial covenants, comprised of a minimum fixed charge coverage ratio, a maximum leverage ratio, a maximum senior secured indebtedness ratio and a minimum liquidity ratio, each as set forth in the Amended and Restated Credit Agreement. The Company is also required to maintain, as of the last day of each fiscal quarter, unrestricted cash of at least $400.0 million, including $200.0 million in accounts held with lenders under the Amended and Restated Credit Agreement or their affiliates. Non-compliance with these covenants may result in termination of the commitments under the Amended and Restated Credit Agreement and any then outstanding borrowings may be declared due and payable immediately. The Company has the right to terminate the Amended and Restated Credit Agreement or reduce the available commitments at any time.
As of June 30, 2016 and December 31, 2015, the Company had no borrowings under the Amended and Restated Credit Agreement or the Original Credit Agreement, respectively, and was in compliance with all covenants. As of June 30, 2016 and December 31, 2015, the Company had outstanding letters of credit of $11.6 million under the Amended and Restated Credit Agreement and the Original Credit Agreement.
7. COMMITMENTS AND CONTINGENCIES
The Company's commitments as of June 30, 2016 did not materially change from the amounts set forth in the Company's 2015 Annual Report on Form 10-K.
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

The Company was a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  The case was pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. In the first quarter of 2016, the parties entered into a term sheet to settle the litigation that provides for a settlement payment to the class of $45.0 million in cash, including plaintiff’s attorneys’ fees, in exchange for a full and final release and also includes a denial of liability or any wrongdoing by the Company and the other defendants. On April 7, 2016, the Court entered an order preliminarily approving the settlement. On April 21, 2016, a $45.0 million settlement payment was made into an escrow account. On July 13, 2016, the Court entered an order providing final approval of the settlement and final judgment, dismissing the action with prejudice. The Company was fully reserved for the settlement amount as of June 30, 2016 and December 31, 2015.

In addition, federal and state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  The federal purported stockholder derivative lawsuit was originally filed in April 2012, and a consolidated stockholder derivative complaint, filed on July 30, 2012, is currently pending in the United States District Court for the Northern District of Illinois: In re Groupon Derivative Litigation.  The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. In the first quarter of 2016, the parties reached an agreement in principle to settle the litigation. The agreement, which is subject to court approval, provides that the Company will implement certain corporate reforms. On June 22, 2016, the court entered an order for the parties to finalize settlement documentation related to the corporate reforms by August 3, 2016, for Plaintiffs to file their motion for preliminary approval by August 17, 2016, and setting the hearing on the motion for preliminary approval for August 31, 2016. The parties have not reached agreement on a reasonable plaintiffs’ attorneys’ fee award to be paid as part of the settlement, and continue to negotiate that aspect of the settlement.

In 2010, the Company was named as a defendant in a series of class actions were consolidated in the U.S. District Court for the Southern District of California. The consolidated actions are referred to as In re Groupon Marketing and Sales Practices Litigation. In July 2015, the parties reached an agreement in principle regarding a settlement involving a combination of cash and

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Groupon credits, worth a total of $8.5 million. On March 23, 2016, the district court granted final approval of the settlement over various objections posed by two individuals and entered judgment pursuant to the settlement. In April 2016, the two individuals who had objected filed notices of appeal with the Ninth Circuit Court of Appeals. One appeal challenged the district court’s approval of the class action settlement; the other appeal challenged the district court’s denial of the objector’s request for an award of attorney’s fees. The appeal challenging the approval of the settlement was dismissed on June 23, 2016, and the settlement became final and non-appealable as of that date. The case was dismissed with prejudice and settlement claims are being validated and processed. The Company was fully reserved for the settlement amount as of June 30, 2016 and December 31, 2015.

On March 2, 2016, International Business Machines Corporation ("IBM") filed a complaint in the United States District Court for the District of Delaware against the Company.  In the complaint, IBM alleges that the Company has infringed and continues to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees.  On May 9, 2016, the Company filed a complaint in the United States District Court for the Northern District of Illinois against IBM.  The Company alleges that IBM has infringed and continues to willfully infringe one of the Company’s patents relating to location-based services. The Company intends to seek damages and injunctive relief for IBM’s infringement of this patent. Further, the Company plans to vigorously defend against the claims filed by IBM.

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

The Company is also subject to, or in the future may become subject to, a variety of regulatory inquiries across the jurisdictions where the Company conducts its business, including, for example, inquiries related to consumer protection, employment matters and/or hiring practices, marketing practices, tax, unclaimed property and privacy rules and regulations. Any regulatory actions against the Company, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, injunctive relief or increased costs of doing business through adverse judgment or settlement, require the Company to change its business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm the Company's business.

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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Share Repurchase Program
The Board previously authorized the Company to repurchase up to $500.0 million of its Class A common stock through August 2017 under its current share repurchase program. On April 4, 2016, the Board approved an increase of $200.0 million to its share repurchase program and an extension of the program through April 2018. During the three and six months ended June 30, 2016, the Company purchased 6,796,170 and 25,616,170 shares, respectively, for an aggregate purchase price of $24.4 million and $87.9 million (including fees and commissions) under that program. As of June 30, 2016, up to $269.3 million of Class A common stock remained available for purchase under that program. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of June 30, 2016, 78,166,856 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense from continuing operations of $37.6 million and $38.5 million for the three months ended June 30, 2016 and 2015, respectively, and $68.3 million and $73.6 million for the six months ended June 30, 2016 and 2015, respectively, related to stock awards issued under the Plans and acquisition-related awards. The Company recognized stock-based compensation expense from discontinued operations of $4.2 million and $5.3 million for the three and six months ended June 30, 2015, respectively. The Company also capitalized $2.8 million and $3.3 million of stock-based compensation for the three months ended June 30, 2016 and 2015, respectively, and $5.0 million and $6.4 million of stock-based compensation for the six months ended June 30, 2016 and 2015, respectively, in connection with internally-developed software.
As of June 30, 2016, a total of $154.9 million of unrecognized compensation costs related to unvested employee stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted-average period of 1.07 years.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the six months ended June 30, 2016 and 2015, 618,319 and 328,644 shares of common stock were issued under the ESPP, respectively.
Stock Options
The table below summarizes the stock option activity for the six months ended June 30, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2015	1,584,832	$0.95	3.96	$3,360
Exercised	(356,211)	1.22
Forfeited	(65,951)	0.82
Outstanding and exercisable at June 30, 2016	1,162,670	$0.85	3.38	$2,790

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of June 30, 2016 and December 31, 2015, respectively.

Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years. Restricted stock units are generally amortized on a straight-line basis over the requisite service period, except for restricted stock units with performance conditions and ratable vesting, which are amortized using the accelerated method. In May 2015, 575,744 restricted stock units previously granted to Ticket Monster employees were modified to permit continued vesting following the Company’s sale of its controlling stake in Ticket Monster. These nonemployee restricted stock units, which require ongoing employment with Ticket Monster to vest, are remeasured to fair value each reporting period. As of June 30, 2016, 247,917 nonemployee restricted stock units were outstanding.
The table below summarizes activity regarding unvested restricted stock units granted under the Plans for the six months ended June 30, 2016:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2015	39,143,509	$6.53
Granted	14,962,149	$3.73
Vested	(13,299,333)	$6.16
Forfeited	(7,950,954)	$6.64
Unvested at June 30, 2016	32,855,371	$5.40
Restricted Stock Awards
The Company has granted restricted stock awards in connection with business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service periods, which extend through January 2018.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes activity regarding unvested restricted stock for the six months ended June 30, 2016:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2015	1,908,408	$5.72
Granted	—	$—
Vested	(492,422)	$7.42
Forfeited	(196,968)	$7.42
Unvested at June 30, 2016	1,219,018	$4.76
Performance Share Units
During the six months ended June 30, 2016, the Company granted 389,046 performance share units to certain key employees. The vesting of these awards into shares of the Company’s Class A common stock is contingent upon the Company’s achievement of specified financial and operational targets for the year ended December 31, 2016 and is subject to continued employment through the performance period. The weighted-average grant date fair value of the performance share units was $3.78 per share. There were no shares vested or forfeited during the six months ended June 30, 2016.

9. RESTRUCTURING
In September 2015, the Company commenced a restructuring plan relating primarily to workforce reductions in its international operations. The Company has also undertaken workforce reductions in its North America segment. In addition to workforce reductions in its ongoing markets, the Company has ceased operations in six countries within its Rest of World segment and eleven countries within its EMEA segment as part of the restructuring plan, including four countries within its EMEA segment that were exited during the six months ended June 30, 2016. The total revenue and net loss for the countries exited under the restructuring plan were $13.4 million and $1.5 million, respectively, for the three months ended June 30, 2015. The total revenue and net loss for the countries exited under the restructuring plan were $28.3 million and $5.8 million, respectively, for the six months ended June 30, 2015. Costs related to the restructuring plan are classified as “Restructuring charges” on the condensed consolidated statements of operations.

Through June 30, 2016, the Company has incurred cumulative costs for employee severance and benefits and other exit costs of $50.8 million under the restructuring plan. In addition to those costs, the Company has incurred cumulative long-lived asset impairment charges of $7.3 million resulting from its restructuring activities. Management continues to explore potential further restructuring actions in connection with its efforts to optimize the Company’s cost structure and global footprint.

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the three months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$1,488	$—	$1,318	$2,806
EMEA	12,562	—	121	12,683
Rest of World	394	—	202	596
Consolidated	$14,444	$—	$1,641	$16,085

(1)
The employee severance and benefit costs for the three months ended June 30, 2016 relates to the termination of approximately 250 employees. Substantially all of the remaining cash payments for those costs are expected to be disbursed through December 31, 2017.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the six months ended June 30, 2016 (in thousands):

	Six Months Ended June 30, 2016
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$6,213	$45	$2,167	$8,425
EMEA	15,829	—	329	16,158
Rest of World	3,721	—	225	3,946
Consolidated	$25,763	$45	$2,721	$28,529

(1)
The employee severance and benefit costs for the six months ended June 30, 2016 relates to the termination of approximately 750 employees. Substantially all of the remaining cash payments for those costs are expected to be disbursed through December 31, 2017.

The following table summarizes restructuring liability activity for the six months ended June 30, 2016 (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2015	$9,017	$2,539	$11,556
Charges payable in cash (1)	21,054	2,721	23,775
Cash payments	(16,552)	(4,722)	(21,274)
Foreign currency translation	188	14	202
Balance as of June 30, 2016	$13,707	$552	$14,259

(1)
Excludes stock-based compensation of $4.7 million related to accelerated vesting of stock-based compensation awards for certain employees terminated as a result of the Company's restructuring activities for the six months ended June 30, 2016.

10. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended June 30, 2016, the Company recorded an income tax benefit from continuing operations of $2.2 million on a pre-tax loss from continuing operations of $53.9 million. For the three months ended June 30, 2015, the Company recorded income tax expense from continuing operations of $9.0 million on a pre-tax loss from continuing operations of $6.3 million.
For the six months ended June 30, 2016, the Company recorded an income tax benefit from continuing operations of $0.5 million on a pre-tax loss from continuing operations of $97.8 million. For the six months ended June 30, 2015, the Company recorded income tax expense from continuing operations of $11.1 million on a pre-tax loss from continuing operations of $20.9 million.
The Company's U.S. statutory rate is 35%. The primary factor impacting the effective tax rate for the three and six months ended June 30, 2016 was the pre-tax losses incurred by the Company's operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States. Significant factors impacting the effective tax rate for the three and six months ended June 30, 2015 included pre-tax losses in foreign jurisdictions with valuation allowances against their net deferred tax assets and amortization of the tax effects of intercompany sales of intellectual property.
The Company expects that its consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of its tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
The Company is currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of those audits. As of June 30, 2016, the

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Company believes that it is reasonably possible that changes of up to $24.3 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
See Note 2, "Discontinued Operations and Other Dispositions," for discussion of the income tax benefit from discontinued operations for the three and six months ended June 30, 2015.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $16.0 million.
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$236,913	$236,913	$—	$—
Fair value option investments	125,018	—	—	125,018
Available-for-sale securities:
Convertible debt securities	10,573	—	—	10,573
Redeemable preferred shares	22,343	—	—	22,343

Liabilities:
Contingent consideration	14,788	—	—	14,788

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$305,179	$305,179	$—	$—
Fair value option investments	130,725	—	—	130,725
Available-for-sale securities:
Convertible debt securities	10,116	—	—	10,116
Redeemable preferred shares	22,834	—	—	22,834

Liabilities:
Contingent consideration	10,781	—	—	10,781

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Assets
Fair value option investments:
Beginning Balance	$129,625	$—	$130,725	$—
Acquisition of investments in Monster LP	—	122,075	—	122,075
Total gains (losses) included in earnings	(4,607)	450	(5,707)	450
Ending Balance	$125,018	$122,525	$125,018	$122,525
Unrealized gains (losses) still held (1)	$(4,607)	$450	$(5,707)	$450
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$10,173	$2,757	$10,116	$2,527
Purchase of convertible debt security	—	5,000	—	5,000
Total gains (losses) included in other comprehensive income	201	82	220	312
Total gains (losses) included in other income (expense), net (2)	199	187	237	187
Ending Balance	$10,573	$8,026	$10,573	$8,026
Unrealized gains (losses) still held (1)	$400	$269	$457	$499
Redeemable preferred shares:
Beginning Balance	$22,699	$4,900	$22,834	$4,910
Total gains (losses) included in other comprehensive income (loss)	(356)	(19)	(491)	(29)
Ending Balance	$22,343	$4,881	$22,343	$4,881
Unrealized (losses) gains still held (1)	$(356)	$(19)	$(491)	$(29)

Liabilities
Contingent Consideration:
Beginning Balance	$13,938	$1,373	$10,781	$1,983
Settlements of contingent consideration liabilities	—	(716)	—	(716)
Reclass to non-fair value liabilities when no longer contingent	—	—	(285)	(331)
Total losses (gains) included in earnings (3)	850	(424)	4,292	(703)
Ending Balance	$14,788	$233	$14,788	$233
Unrealized losses (gains) still held (1)	$850	$(857)	$4,166	$(1,091)

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the three and six months ended June 30, 2016 and 2015.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the consolidated financial statements (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$23,117	$24,910	$14,561	$15,922
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
The Company's other financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of June 30, 2016 and December 31, 2015 due to their short-term nature.
12. INCOME (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK
The Company computes net income (loss) per share of Class A and Class B common stock using the two-class method. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, unvested restricted stock awards, warrants, performance share units, ESPP shares and convertible senior notes. The dilutive effect of these securities is reflected in diluted net income (loss) per share by application of the treasury stock method or the if-converted method. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, if dilutive, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of those shares.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. Under the two-class method, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the Company assumes the conversion of Class B common stock, if dilutive, in the computation of the diluted net income (loss) per share of Class A common stock, the undistributed earnings are equal to net income (loss) for that computation.
The following table sets forth the computation of basic and diluted net income (loss) per share of Class A and Class B common stock for the three and six months ended June 30, 2016 and 2015 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator
Allocation of net income (loss) - continuing operations	$(51,516)	$(215)	$(15,211)	$(56)	$(96,924)	$(403)	$(31,892)	$(114)
Less: Allocation of net income (loss) attributable to noncontrolling interests	3,160	13	2,818	10	6,668	28	6,622	24

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Allocation of net income (loss) attributable to common stockholders - continuing operations	$(54,676)	$(228)	$(18,029)	$(66)	$(103,592)	$(431)	$(38,514)	$(138)
Allocation of net income (loss) attributable to common stockholders - discontinued operations	—	—	126,725	454	—	—	132,986	477
Allocation of net income (loss) attributable to common stockholders	$(54,676)	$(228)	$108,696	$388	$(103,592)	$(431)	$94,472	$339
Denominator
Weighted-average common shares outstanding	574,503,028	2,399,976	669,230,193	2,399,976	577,427,365	2,399,976	671,606,577	2,399,976
Basic net income (loss) per share:
Continuing operations	$(0.10)	$(0.10)	$(0.03)	$(0.03)	$(0.18)	$(0.18)	$(0.06)	$(0.06)
Discontinued operations	—	—	0.19	0.19	—	—	0.20	0.20
Basic net income (loss) per share	$(0.10)	$(0.10)	$0.16	$0.16	$(0.18)	$(0.18)	$0.14	$0.14

Diluted net income (loss) per share:
Numerator
Allocation of net income (loss) attributable to common stockholders for basic computation - continuing operations	$(54,676)	$(228)	$(18,029)	$(66)	$(103,592)	$(431)	$(38,514)	$(138)
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B (1)	—	—	—	—	—	—	—	—
Plus: Interest expense on convertible senior notes, net of tax (1)	—	—	—	—	—	—	—	—
Allocation of net income (loss) attributable to common stockholders - continuing operations	$(54,676)	$(228)	$(18,029)	$(66)	$(103,592)	$(431)	$(38,514)	$(138)
Allocation of net income (loss) attributable to common stockholders for basic computation - discontinued operations	$—	$—	$126,725	$454	$—	$—	$132,986	$477
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B (1)	—	—	—	—	—	—	—	—
Allocation of net income (loss) attributable to common stockholders - discontinued operations	—	—	126,725	454	—	—	132,986	477
Allocation of net income (loss) attributable to common stockholders	$(54,676)	$(228)	$108,696	$388	$(103,592)	$(431)	$94,472	$339
Denominator
Weighted-average common shares outstanding used in basic computation	574,503,028	2,399,976	669,230,193	2,399,976	577,427,365	2,399,976	671,606,577	2,399,976
Conversion of Class B (1)	—	—	—	—	—	—	—	—
Employee stock options (1)	—	—	—	—	—	—	—	—
Restricted shares and RSUs (1)	—	—	—	—	—	—	—	—
Convertible senior notes (1)	—	—	—	—	—	—	—	—
Warrants (1)	—	—	—	—	—	—	—	—

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Weighted-average diluted shares outstanding (1)	574,503,028	2,399,976	669,230,193	2,399,976	577,427,365	2,399,976	671,606,577	2,399,976
Diluted net income (loss) per share:
Continuing operations	$(0.10)	$(0.10)	$(0.03)	$(0.03)	$(0.18)	$(0.18)	$(0.06)	$(0.06)
Discontinued operations	—	—	0.19	0.19	—	—	0.20	0.20
Diluted net income (loss) per share	$(0.10)	$(0.10)	$0.16	$0.16	$(0.18)	$(0.18)	$0.14	$0.14

(1)
The impact of the conversion of Class B common stock into Class A common stock, outstanding equity awards and outstanding convertible senior notes and warrants have not been reflected in the diluted income (loss) per share calculation for the three and six months ended June 30, 2016 and 2015 because the effect on net income (loss) per share from continuing operations would be antidilutive.

The following weighted-average outstanding equity awards are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	1,241,917	1,986,295	1,353,100	2,060,915
Restricted stock units	35,796,752	43,168,136	36,992,033	40,612,765
Restricted stock	1,219,018	1,005,543	1,456,165	793,170
ESPP shares	1,219,133	837,123	1,315,666	729,180
Convertible senior notes	44,261,298	—	22,130,649	—
Warrants	26,455,029	—	13,227,514	—
Total	110,193,147	46,997,097	76,475,127	44,196,030
In addition to the antidilutive awards as set forth in the table above, the Company also granted approximately 260,709 and 389,046 performance share units, respectively, to certain key employees during the three and six months ended June 30, 2016. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. These outstanding performance share units have been excluded from the table above for the three and six months ended June 30, 2016 as the performance conditions were not satisfied as of the end of the period.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Revenue and profit or loss information by reportable segment reconciled to consolidated net income (loss) for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
North America
Revenue (1)	$516,922	$481,282	$1,017,735	$961,164
Segment cost of revenue and operating expenses (3) (4)	515,434	454,413	1,027,695	909,629
Segment operating income (loss) (3)	1,488	26,869	(9,960)	51,535
EMEA
Revenue (1)	198,305	204,047	387,275	420,267
Segment cost of revenue and operating expenses (3) (4)	194,548	194,378	377,602	390,946
Segment operating income (loss) (3)	3,757	9,669	9,673	29,321
Rest of World
Revenue	40,803	53,066	82,991	107,320
Segment cost of revenue and operating expenses (3) (4)	50,989	59,858	100,963	118,260
Segment operating income (loss) (3)	(10,186)	(6,792)	(17,972)	(10,940)
Consolidated
Revenue	756,030	738,395	1,488,001	1,488,751
Segment cost of revenue and operating expenses (3) (4)	760,971	708,649	1,506,260	1,418,835
Segment operating income (loss) (3)	(4,941)	29,746	(18,259)	69,916
Stock-based compensation (2)	37,378	38,467	67,929	73,611
Acquisition-related expense (benefit), net	850	505	4,314	236
Income (loss) from operations	(43,169)	(9,226)	(90,502)	(3,931)
Other income (expense), net	(10,761)	2,941	(7,275)	(16,986)
Income (loss) from continuing operations before provision (benefit) for income taxes	(53,930)	(6,285)	(97,777)	(20,917)
Provision (benefit) for income taxes	(2,199)	8,982	(450)	11,089
Income (loss) from continuing operations	(51,731)	(15,267)	(97,327)	(32,006)
Income (loss) from discontinued operations, net of tax	—	127,179	—	133,463
Net income (loss)	$(51,731)	$111,912	$(97,327)	$101,457

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(1)
North America includes revenue from the United States of $508.8 million and $474.5 million for the three months ended June 30, 2016 and 2015, respectively, and $1,001.4 million and $947.6 million for the six months ended June 30, 2016 and 2015, respectively. EMEA includes revenue from Switzerland of $130.2 million and $113.7 million for the three months ended June 30, 2016 and 2015, respectively, and $243.5 million and $231.2 million for the six months ended June 30, 2016 and 2015, respectively. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and six months ended June 30, 2016 and 2015.

(2)
Includes stock-based compensation classified within cost of revenue, marketing expense, selling, general and administrative expense and restructuring charges. Other income (expense), net, includes $0.2 million and $0.4 million of additional stock-based compensation for the three and six months ended June 30, 2016 and $0.02 million for the three and six months ended June 30, 2015.

(3)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The following table summarizes the Company's stock-based compensation expense and acquisition-related expense (benefit), net by reportable segment for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$31,920	$850	$34,031	$505	$58,943	$4,314	$65,283	$236
EMEA	3,735	—	2,793	—	5,855	—	5,440	—
Rest of World	1,897	—	1,661	—	3,510	—	2,906	—
Consolidated	$37,552	$850	$38,485	$505	$68,308	$4,314	$73,629	$236

(4)
Segment cost of revenue and operating expenses for the three months ended June 30, 2016 includes restructuring charges of $2.8 million in North America, $10.6 million in EMEA (which excludes $2.1 million of stock-based compensation) and $0.6 million in Rest of World (which excludes $0.02 million of stock-based compensation). Segment cost of revenue and operating expenses for the six months ended June 30, 2016 includes restructuring charges of $5.8 million in North America (which excludes $2.6 million of stock-based compensation), $14.0 million in EMEA (which excludes $2.1 million of stock-based compensation) and $3.9 million in Rest of World (which excludes $0.02 million of stock-based compensation). See Note 9, "Restructuring," for additional information.

The following table summarizes the Company's total assets by reportable segment as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
North America (1)	$1,096,490	$1,063,595
EMEA	440,991	508,353
Rest of World	213,961	224,316
Consolidated total assets	$1,751,442	$1,796,264

(1)
North America contains assets from the United States of $1,088.9 million and $1,018.2 million as of June 30, 2016 and December 31, 2015, respectively. There were no other individual countries that represented more than 10% of consolidated total assets as of June 30, 2016 and December 31, 2015.

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
The following table summarizes the Company's third party and other and direct revenue from continuing operations by category for its three reportable segments for the three months ended June 30, 2016 and 2015 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Local (1):
Third party and other	$184,139	$172,461	$60,616	$75,543	$22,461	$28,499	$267,216	$276,503

Travel:
Third party	21,401	21,958	10,709	13,100	4,321	6,363	36,431	41,421
Total services	205,540	194,419	71,325	88,643	26,782	34,862	303,647	317,924

Goods:
Third party	2,364	1,671	5,317	9,702	6,801	11,549	14,482	22,922
Direct	309,018	285,192	121,663	105,702	7,220	6,655	437,901	397,549
Total	311,382	286,863	126,980	115,404	14,021	18,204	452,383	420,471

Total revenue	$516,922	$481,282	$198,305	$204,047	$40,803	$53,066	$756,030	$738,395

(1)	Includes revenue from deals with local and national merchants and through local events.
The following table summarizes the Company's third party and other and direct revenue from continuing operations by category for its three reportable segments for the six months ended June 30, 2016 and 2015 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Local (1):
Third party and other	$376,292	$353,325	$122,502	$158,079	$44,543	$58,780	$543,337	$570,184

Travel:
Third party	42,315	41,947	21,887	27,817	9,370	12,858	73,572	82,622
Total services	418,607	395,272	144,389	185,896	53,913	71,638	616,909	652,806

Goods:
Third party	4,354	2,319	16,003	21,680	15,431	24,162	35,788	48,161
Direct	594,774	563,573	226,883	212,691	13,647	11,520	835,304	787,784
Total	599,128	565,892	242,886	234,371	29,078	35,682	871,092	835,945

Total revenue	$1,017,735	$961,164	$387,275	$420,267	$82,991	$107,320	$1,488,001	$1,488,751

(1)	Includes revenue from deals with local and national merchants and through local events.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's gross profit from continuing operations by category for its three reportable segments for the three months ended June 30, 2016 and 2015 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Local (1):
Third party and other	$158,812	$147,574	$56,849	$70,270	$18,739	$24,567	$234,400	$242,411

Travel:
Third party	16,334	18,385	9,784	11,939	3,240	5,012	29,358	35,336
Total services	175,146	165,959	66,633	82,209	21,979	29,579	263,758	277,747

Goods:
Third party	2,019	1,408	4,426	7,779	4,126	6,367	10,571	15,554
Direct	40,009	29,190	19,099	14,099	151	417	59,259	43,706
Total	42,028	30,598	23,525	21,878	4,277	6,784	69,830	59,260

Total gross profit	$217,174	$196,557	$90,158	$104,087	$26,256	$36,363	$333,588	$337,007

(1)	Includes gross profit from deals with local and national merchants and through local events.
The following table summarizes the Company's gross profit from continuing operations by category for its three reportable segments for the six months ended June 30, 2016 and 2015 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Local (1):
Third party and other	$322,830	$302,350	$115,112	$147,626	$37,510	$50,728	$475,452	$500,704

Travel:
Third party	32,046	34,176	19,999	24,339	7,237	9,918	59,282	68,433
Total services	354,876	336,526	135,111	171,965	44,747	60,646	534,734	569,137

Goods:
Third party	3,692	1,842	13,871	17,972	9,819	12,774	27,382	32,588
Direct	74,549	52,679	36,066	29,387	185	622	110,800	82,688
Total	78,241	54,521	49,937	47,359	10,004	13,396	138,182	115,276

Total gross profit	$433,117	$391,047	$185,048	$219,324	$54,751	$74,042	$672,916	$684,413

(1)	Includes gross profit from deals with local and national merchants and through local events.

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
Our operations are organized into three segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of our international operations ("Rest of World"). See Note 13, "Segment Information," for further information. For the three months ended June 30, 2016, we derived 68.4% of our revenue from our North America segment, 26.2% of our revenue from our EMEA segment and 5.4% of our revenue from our Rest of World segment. For the six months ended June 30, 2016, we derived 68.4% of our revenue from our North America segment, 26.0% of our revenue from our EMEA segment and 5.6% of our revenue from our Rest of World segment.
We offer deals through our online local commerce marketplaces in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Collectively, Local and Travel comprise our "Services" offerings, and Goods, which we also refer to as "Shopping," reflects our product offerings. In our Goods category, we often act as the merchant of record, particularly for product offerings in North America and in EMEA. Our revenue from deals where we act as the third party marketing agent is the purchase price paid by the customer for a Groupon voucher ("Groupon") less an agreed upon portion of the purchase price paid to the featured merchants, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer, excluding applicable taxes and net of estimated refunds. We generated revenue of $756.0 million during the three months ended June 30, 2016, as compared to $738.4 million during the three months ended June 30, 2015. We generated revenue of $1,488.0 million during the six months ended June 30, 2016, as compared to $1,488.8 million during the six months ended June 30, 2015.
In May 2015, the Company sold a controlling stake in Ticket Monster that resulted in its deconsolidation. The financial results of Ticket Monster, including the gain on disposition and related tax effects, are presented as discontinued operations for the three and six months ended June 30, 2015. See Note 2, "Discontinued Operations and Other Dispositions," for additional information. Unless otherwise stated, all amounts discussed below represent continuing operations.
In September 2015, we commenced a restructuring plan relating primarily to workforce reductions in our international operations. We have also undertaken workforce reductions in our North America segment. See Note 9, "Restructuring," for additional information. We continue to explore further restructuring actions in connection with our efforts to optimize our cost structure and global footprint.

We have recently made a number of strategic changes in our business. We have significantly increased marketing expenses in connection with our efforts to accelerate customer growth. These increased expenditures have increased our operating losses and reduced our Adjusted EBITDA (as defined below). We have also de-emphasized lower margin product offerings in our Goods category. While this change in focus has improved the gross profit margins generated by that category, we expect that it may continue to adversely impact revenue in the near term. Additionally, we have ceased operations in six countries within our Rest of World segment and eleven countries within our EMEA segment as part of the restructuring plan discussed above. We continue to conduct a strategic review of certain international markets as we seek to optimize our global footprint and focus on the markets that we believe to have the greatest potential impact on our results of operations.

How We Measure Our Business
We measure our business with several financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the long-term performance of our marketplaces. Certain of the financial metrics are reported in accordance with U.S. GAAP and certain of these metrics are considered non-GAAP financial measures. As our business evolves, we may make changes to our key financial and operating metrics used to measure our business in future periods. For further information and reconciliations to the most applicable financial measures under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.
Financial Metrics

•
Gross billings. This metric represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue transactions, gross billings differs from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue transactions, gross billings are equivalent to direct revenue reported in our consolidated statements of operations. We consider this metric to be an important indicator of our growth and business performance as it is a proxy for the dollar volume of transactions generated through our marketplaces. Tracking gross billings on third party revenue transactions also allows us to monitor the percentage of gross billings that we are able to retain after payments to our merchants.

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

•
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) from continuing operations excluding income taxes, interest and non-operating items, depreciation and amortization, stock-based compensation, acquisition-related expense, net and items that are unusual in nature or infrequently occurring. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

•
Free cash flow. Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by (used in) operating activities from continuing operations less purchases of property and equipment and capitalized software from continuing operations. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section.

The following table presents the above financial metrics for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross billings	$1,492,882	$1,529,013	$2,964,892	$3,081,014
Revenue	756,030	738,395	1,488,001	1,488,751
Gross profit	333,588	337,007	672,916	684,413
Adjusted EBITDA	33,961	61,118	65,309	133,488
Free cash flow (1)	(70,405)	(9,127)	(167,082)	16,186

The most comparable U.S. GAAP performance measure for Adjusted EBITDA is "Income (loss) from continuing operations" and the most comparable U.S. GAAP liquidity measure for Free Cash Flow is "Net cash provided by (used in) operating activities from continuing operations." For further information and a reconciliation to the most applicable measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section. The following table provides income (loss) from continuing operations and net cash provided by (used) in operating activities from continuing operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$(51,731)	$(15,267)	$(97,327)	$(32,006)
Net cash provided by (used in) operating activities from continuing operations (1)	(54,010)	13,325	(130,735)	56,932

(1)
We adopted the guidance in ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We elected to apply that change in cash flow classification on a retrospective basis, which has resulted in increases of $3.3 million and $6.2 million to free cash flow and net cash provided by (used in) operating activities for the three and six months ended June 30, 2015, respectively.

Operating Metrics

•
Active customers. We define active customers as unique user accounts that have purchased a voucher or product from us during the trailing twelve months. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our deals is trending. Some customers could establish and make purchases from more than one account, so it is possible that our active customer metric may count certain customers more than once in a given period.

•
Gross billings per average active customer. This metric represents the trailing twelve months gross billings generated per average active customer. This metric is calculated as the total gross billings generated in the trailing twelve months, divided by the average number of active customers in such time period. Although we believe that total gross billings, not gross billings per average active customer, is a better indication of the overall growth of our marketplaces over time, gross billings per average active customer provides us with information about average annual customer spend.

•
Units. This metric represents the number of vouchers and products purchased from us by our customers, before refunds and cancellations. We consider unit growth to be an important indicator of the total volume of business conducted through our marketplaces.

Our active customers and gross billings per average active customer for the trailing twelve months ("TTM") ended June 30, 2016 and 2015 were as follows:

	Trailing twelve months ended June 30,
	2016	2015
TTM Active customers (in thousands)	49,970	48,646
TTM Gross billings per average active customer	$124.51	$133.12
Our units for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Units (in thousands)	50,853	53,065	103,050	106,718
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
International operations. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and regulations. The different commercial and regulatory environments in other countries makes it more difficult for us to successfully operate our business. In addition, many of the automation tools and technology enhancements that we have implemented in our North America segment are close to being fully implemented in most EMEA countries but have not been substantially rolled out to the countries in our Rest of World segment.
Our international operations have decreased as a percentage of our total revenue in the current year. For the three months ended June 30, 2016 and 2015, 26.2% and 27.6% of our revenue was generated from our EMEA segment, respectively, and 5.4% and 7.2% of our revenue was generated from our Rest of World segment, respectively. For the six months ended June 30, 2016 and 2015, 26.0% and 28.2% of our revenue was generated from our EMEA segment, respectively, and 5.6% and 7.2% of our revenue was generated from our Rest of World segment, respectively. The increase in North America revenue as a percentage of total revenue was primarily due to the reduction in our international footprint as a result of our restructuring plan, the adverse impact of year-over-year changes in foreign exchange rates on our international revenue and an increase in direct revenue transactions from our Goods category in North America, as direct revenue is presented on a gross basis in our consolidated statements of operations.
Marketing activities. We must continue to acquire and retain customers in order to increase revenue and achieve profitability. If consumers do not perceive the offerings on our marketplaces to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In addition, as we continue to build out more complete marketplaces, our success will depend on our ability to increase consumer awareness of offerings available through those marketplaces. We began to significantly increase our marketing spending late in 2015 and into the first half of 2016 and we plan to continue to increase marketing spending in future periods in connection with our efforts to accelerate customer growth. That incremental spending on customer acquisition marketing has initially been focused on our North America segment.
As discussed under "Results of Operations," we consider order discounts, free shipping on qualifying merchandise sales and reducing margins on our deals to be marketing-related activities, even though these activities are not presented as marketing expenses in our consolidated statements of operations. We have increased our use of order discounts as a marketing tool in recent periods because we believe that this is an effective method of driving transaction activity through our marketplaces. Additionally, we have, and expect to continue to, reduce our deal margins when we believe that by doing so we can offer our customers a product or service from a merchant who might not have otherwise been willing to conduct business through our marketplaces. We consider such margin reductions to be a marketing-related activity because we believe that offering compelling deals from top merchants on our marketplaces is an effective method of retaining or activating customers.

Investment in growth. We have aggressively invested, and intend to continue to invest, in our products and infrastructure to support our growth. We also have invested in business acquisitions to grow our merchant and customer base, expand and advance our product and service offerings and enhance our technology capabilities. We anticipate that we will make substantial investments in the foreseeable future as we continue to increase deal coverage and improve the quality of active deals available through our marketplaces, broaden our customer base and develop our technology. Additionally, we believe that our efforts to automate our internal processes through investments in technology should allow us to improve our cost structure over time, as we are able to more efficiently run our business and minimize manual processes.
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
Growth of Groupon Goods. Our Goods category has experienced revenue growth in recent periods. This category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions. The percentage of revenue generated from our Goods category was 59.8% and 56.9% for the three months ended June 30, 2016 and 2015, respectively. The percentage of revenue generated from our Goods category was 58.5% and 56.2% for the six months ended June 30, 2016 and 2015, respectively. We are generally the merchant of record for transactions in our Goods category in North America and EMEA, and the resulting direct revenue from sales of merchandise inventory to customers through our marketplaces is reported on a gross basis in our consolidated statements of operations. Growth in direct revenue results in a smaller increase to income and cash flows than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant’s share of the transaction price. Gross profit as a percentage of revenue on direct revenue transactions in our Goods category was 13.5% and 11.0% for the three months ended June 30, 2016 and 2015, respectively. Gross profit as a percentage of revenue on direct revenue transactions in our Goods category was 13.3% and 10.5% for the six months ended June 30, 2016 and 2015, respectively. As direct revenue transactions in our Goods category have become a larger component of our overall business, the revenue growth generated by those transactions has not resulted in comparable growth in gross profit, operating income (loss) or cash flows.
During the third quarter 2015, we began to de-emphasize lower margin product offerings in our Goods category. We expect to continue to focus on improving margins in future periods, both by focusing on higher-margin offerings and also by seeking to bring more third party sellers of merchandise to our marketplace in North America. While we believe that this shift in focus will continue to improve the gross profit margins generated by our Goods category, we expect that it may adversely impact revenue in the near term.
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
Three Months Ended June 30, 2016 and 2015:
Gross billings for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Gross billings:
Third party	$1,037,182	$1,119,140	$(81,958)	(7.3)%
Direct	437,901	397,549	40,352	10.2
Other	17,799	12,324	5,475	44.4
Total gross billings	$1,492,882	$1,529,013	$(36,131)	(2.4)

The effect on our gross billings for the three months ended June 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended June 30,
	At Avg. Q2 2015 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross billings	$1,504,332	$(11,450)	$1,492,882

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total gross billings for the three months ended June 30, 2016 was primarily attributable to the following:

•
a $50.1 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, the disposition of a controlling stake in our operations in India and the disposition of our operations in Russia; and

•	an $11.5 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

The above drivers adversely impacted gross billings per average active customer, which were $124.51 for the trailing twelve months ended June 30, 2016, as compared to $133.12 in the corresponding prior year period. Additionally, the total number of units sold decreased to 50.9 million units for the three months ended June 30, 2016, as compared to 53.1 million units in the prior year period. We also believe that our strategic initiative to de-emphasize lower margin product offerings adversely impacted gross billings in our Goods category. Order discounts increased by $11.9 million to $50.9 million for the three months ended June 30, 2016, as compared to $39.0 million in the prior year period.

The decrease in total gross billings was attributable to our international operations and was partially offset by increases across all categories in our North America segment.

Gross Billings by Segment

Gross billings by segment for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Gross billings:
North America	$966,254	$896,256	$69,998	7.8%
EMEA	381,309	433,536	(52,227)	(12.0)
Rest of World	145,319	199,221	(53,902)	(27.1)
Total gross billings	$1,492,882	$1,529,013	$(36,131)	(2.4)

The percentages of gross billings by segment for the three months ended June 30, 2016 and 2015 were as follows:

Q2 2016	Q2 2015

North America	EMEA	Rest of World

Gross billings by category and segment for the three months ended June 30, 2016 and 2015 were as follows:

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$542,439	$499,378	$165,290	$198,553	$84,581	$100,403	$792,310	$798,334

Travel:
Third party	105,388	102,908	52,880	59,544	22,300	31,263	180,568	193,715
Total services	647,827	602,286	218,170	258,097	106,881	131,666	972,878	992,049

Goods:
Third party	9,409	8,778	41,476	69,737	31,218	60,900	82,103	139,415
Direct	309,018	285,192	121,663	105,702	7,220	6,655	437,901	397,549
Total	318,427	293,970	163,139	175,439	38,438	67,555	520,004	536,964

Total gross billings	$966,254	$896,256	$381,309	$433,536	$145,319	$199,221	$1,492,882	$1,529,013

(1)	Includes gross billings from deals with local and national merchants and through local events.
North America
The overall increase in North America segment gross billings reflects increases across our Local, Travel, and Goods categories. Those increases were primarily attributable to:

•
our significant incremental marketing spend to accelerate customer growth. North America marketing expense increased by $31.8 million, or 89.4%, for the three months ended June 30, 2016, as compared to the prior year period, driving an increase from 26.9 million active customers at March 31, 2016 to 27.9 million active customers at June 30, 2016; and

•	our focus on increasing deal coverage and improving the quality of active deals available through our marketplaces.

These items resulted in increases to both active customers and units sold in North America. Those increases were partially offset by increased order discounts and lower gross billings per average active customer. Order discounts increased by $9.9 million million to $39.0 million for the three months ended June 30, 2016, as compared to $29.1 million in the prior year period. Our new customer additions in recent quarterly periods contributed to lower gross billings per average active customer in North America as those new customers do not yet have a full twelve months of purchasing history.
Gross billings in our North America Goods category increased by 8.3% during the three months ended June 30, 2016, as compared to the prior year period. This represents a lower rate of growth than our Goods category has historically generated, which resulted from our strategic initiative to de-emphasize lower margin product offerings in that category. As discussed above, this strategy has resulted in higher margins in our North America Goods category in the current period.

EMEA
The overall decrease in EMEA segment gross billings reflects decreases across our Local, Travel, and Goods categories. The decrease in EMEA gross billings was primarily attributable to the following:

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia; and

•	our strategic initiative to de-emphasize lower margin product offerings in our Goods category.

Those decreases were partially offset by a $0.9 million favorable impact from year-over-year changes in foreign currency exchange rates.

Additionally, EMEA active customers, units sold and gross billings per average active customer all decreased as compared to the prior year period, driven by the countries we exited as part of our restructuring plan.

The British pound sterling has declined significantly against the U.S. dollar following the U.K.’s non-binding "Brexit" referendum on June 23, 2016, whereby a majority of voters supported its withdrawal from the European Union. We expect that our EMEA segment gross billings will be adversely impacted during the second half of 2016 due to the increased strength of the U.S. dollar as compared to prior periods.

Rest of World
The overall decrease in Rest of World segment gross billings reflects decreases across our Local, Travel, and Goods categories. The decrease in Rest of World gross billings was primarily attributable to the following:

•	an $11.9 million unfavorable impact from year-over-year changes in foreign currency exchange rates;

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of a controlling stake in our operations in India; and

•	in connection with our strategic initiative to de-emphasize lower margin product offerings, we substantially eliminated Goods deals from our marketplaces in Brazil and Japan.

Rest of World active customers, units sold and gross billings per average active customer all decreased as compared to the prior year period.
Six Months Ended June 30, 2016 and 2015:

Gross billings for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Gross billings:
Third party	$2,093,934	$2,272,119	$(178,185)	(7.8)%
Direct	835,304	787,784	47,520	6.0
Other	35,654	21,111	14,543	68.9
Total gross billings	$2,964,892	$3,081,014	$(116,122)	(3.8)

The effect on our gross billings for the six months ended June 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Six Months Ended June 30, 2016
	At Avg. Q2 2015 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross billings	$3,012,044	$(47,152)	$2,964,892

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total gross billings was primarily attributable to the following:

•
a $95.4 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, and the disposition of a controlling stake in our operations in India and the disposition of our operations in Russia; and

•	a $47.2 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

The above drivers adversely impacted gross billings per average active customer, which were $124.51 for the trailing twelve months ended June 30, 2016, as compared to $133.12 in the corresponding prior year period. Additionally, the total number of units sold decreased to 103.1 million units for the six months ended June 30, 2016, as compared to 106.7 million units in the prior year period. We also believe that our strategic initiative to de-emphasize lower margin product offerings adversely impacted gross billings in our Goods category. Order discounts increased by $20.7 million to $100.7 million for the six months ended June 30, 2016, as compared to $80.0 million in the prior year period.

The decrease in total gross billings was attributable to our international operations and was partially offset by increases across all categories in our North America segment.

Gross Billings by Segment

Gross billings by segment for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Gross billings:
North America	$1,903,328	$1,790,233	$113,095	6.3%
EMEA	773,536	892,725	(119,189)	(13.4)
Rest of World	288,028	398,056	(110,028)	(27.6)
Total gross billings	$2,964,892	$3,081,014	$(116,122)	(3.8)

The percentages of gross billings by segment for the six months ended June 30, 2016 and 2015 were as follows:

Q2 2016 YTD	Q2 2015 YTD

North America	EMEA	Rest of World

Gross billings by category and segment for the six months ended June 30, 2016 and 2015 were as follows:

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$1,082,062	$1,011,936	$339,323	$416,151	$159,875	$200,138	$1,581,260	$1,628,225

Travel:
Third party	208,778	199,586	110,081	124,609	46,228	64,209	365,087	388,404
Total services	1,290,840	1,211,522	449,404	540,760	206,103	264,347	1,946,347	2,016,629

Goods:
Third party	17,714	15,138	97,249	139,274	68,278	122,189	183,241	276,601
Direct	594,774	563,573	226,883	212,691	13,647	11,520	835,304	787,784
Total	612,488	578,711	324,132	351,965	81,925	133,709	1,018,545	1,064,385

Total gross billings	$1,903,328	$1,790,233	$773,536	$892,725	$288,028	$398,056	$2,964,892	$3,081,014

(1)	Includes gross billings from deals with local and national merchants and through local events.
North America
The overall increase in North America segment gross billings reflects increases across our Local, Travel, and Goods categories. Those increases were primarily attributable to:

•
our significant incremental marketing spend to accelerate customer growth. North America marketing expense increased by $70.8 million, or 109.3%, for the six months ended June 30, 2016, as compared to the prior year period, driving an increase from 25.9 million active customers at December 31, 2015 to 27.9 million active customers at June 30, 2016; and

•	our focus on increasing deal coverage and improving the quality of active deals available through our marketplaces.

These items resulted in increases to both active customers and units sold in North America. Those increases were partially offset by increased order discounts and lower gross billings per average active customer. Order discounts increased by $16.4 million to $78.0 million for the six months ended June 30, 2016, as compared to $61.6 million in the prior year period. Our new customer additions in recent quarterly periods contributed to lower gross billings per average active customer in North America as those new customers do not yet have a full twelve months of purchasing history.

Gross billings in our North America Goods category increased by 5.8% during the six months ended June 30, 2016, as compared to the prior year period. This represents a lower rate of growth than our Goods category has historically generated, which resulted from our strategic initiative to de-emphasize lower margin product offerings in that category. As discussed above, this strategy has resulted in higher margins in our North America Goods category in the current period.

EMEA
The overall decrease in EMEA segment gross billings reflects decreases across our Local, Travel, and Goods categories. The decrease in EMEA gross billings was primarily attributable to the following:

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia;

•	a $12.2 million unfavorable impact from year-over-year changes in foreign currency exchange rates; and

•	our strategic initiative to de-emphasize lower margin product offerings in our Goods category.

Additionally, EMEA active customers, units sold and gross billings per average active customer all decreased as compared to the prior year period, driven by the countries we exited as part of our restructuring plan.

Rest of World
The overall decrease in Rest of World segment gross billings reflects decreases across our Local, Travel, and Goods categories. The decrease in Rest of World gross billings was primarily attributable to the following:

•	a $33.8 million unfavorable impact from year-over-year changes in foreign currency exchange rates;

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of a controlling stake in our operations in India; and

•	in connection with our strategic initiative to de-emphasize lower margin product offerings, we substantially eliminated Goods deals from our marketplaces in Brazil and Japan.

Rest of World active customers, units sold and gross billings per average active customer all decreased as compared to the prior year period.
Revenue
Third party revenue arises from transactions in which we are acting as a marketing agent by selling vouchers through our online local commerce marketplaces that can be redeemed for goods or services with a third party merchant. Our third party revenue from those transactions is reported on a net basis as the purchase price received from the customer for the voucher, less an agreed upon portion of the purchase price paid to the merchant, excluding applicable taxes and net of estimated refunds for which the merchant's share is recoverable. Other revenue primarily consists of commission revenue earned when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications, payment processing revenue and advertising revenue.
Direct revenue arises from transactions in our Goods category in which we sell merchandise inventory directly to customers through our online marketplaces. The direct revenue that we earn from those transactions is reported on a gross basis as the purchase price we receive from the customer, excluding applicable taxes and net of estimated refunds.

Three Months Ended June 30, 2016 and 2015:
Revenue for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Revenue:
Third party	$300,330	$328,522	$(28,192)	(8.6)%
Direct	437,901	397,549	40,352	10.2
Other	17,799	12,324	5,475	44.4
Total revenue	$756,030	$738,395	$17,635	2.4
The effect on revenue for the three months ended June 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended June 30,
	At Avg. Q2 2015 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Revenue	$759,676	$(3,646)	$756,030

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The increase in revenue was primarily attributable to a $40.4 million increase in direct revenue transactions in our Goods category. The increase was partially offset by the following:

•
a $15.9 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, and the disposition of a controlling stake in our operations in India and the disposition of our operations in Russia; and

•	a $3.7 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Revenue by Segment
Revenue by segment for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$207,904	$196,090	$11,814	6.0%
Direct	309,018	285,192	23,826	8.4
Total segment revenue	516,922	481,282	35,640	7.4
EMEA:
Third party	76,642	98,345	(21,703)	(22.1)
Direct	121,663	105,702	15,961	15.1
Total segment revenue	198,305	204,047	(5,742)	(2.8)
Rest of World:
Third party	33,583	46,411	(12,828)	(27.6)
Direct	7,220	6,655	565	8.5
Total segment revenue	40,803	53,066	(12,263)	(23.1)
Total revenue	$756,030	$738,395	$17,635	2.4

The percentages of revenue by segment for the three months ended June 30, 2016 and 2015 were as follows:

Q2 2016	Q2 2015

North America	EMEA	Rest of World

The percentages of third party and other gross billings that we retained after deducting the merchant's share for the three months ended June 30, 2016 and 2015 were as follows:

North America	EMEA	Rest of World

Revenue by category and segment for the three months ended June 30, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$184,139	$172,461	$60,616	$75,543	$22,461	$28,499	$267,216	$276,503

Travel:
Third party	21,401	21,958	10,709	13,100	4,321	6,363	36,431	41,421
Total services	205,540	194,419	71,325	88,643	26,782	34,862	303,647	317,924

Goods:
Third party	2,364	1,671	5,317	9,702	6,801	11,549	14,482	22,922
Direct revenue	309,018	285,192	121,663	105,702	7,220	6,655	437,901	397,549
Total	311,382	286,863	126,980	115,404	14,021	18,204	452,383	420,471

Total revenue	$516,922	$481,282	$198,305	$204,047	$40,803	$53,066	$756,030	$738,395

(1)	Includes revenue from deals with local and national merchants and through local events.
North America

The increase in North America segment revenue reflects increases in our Local and Goods categories. Those revenue increases resulted from the increases in gross billings. As discussed above, those increases were primarily attributable to our significant incremental marketing spend to accelerate customer growth, as well as our focus on increasing deal coverage and improving the quality of active deals available through our marketplaces.

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

We continue to focus more of our efforts on sourcing local deal offerings in sub-categories that provide the best opportunities for high frequency customer purchase behavior. These "high frequency use cases" include food and drink (including take-out and delivery), health, beauty, and wellness and events and activities. In connection with these efforts, we may be willing to offer more attractive terms to merchants that could reduce our deal margins in future periods.

EMEA
The decrease in EMEA segment revenue reflects decreases in our Local and Travel categories, and from third party revenue transactions in our Goods category. Those revenue decreases were primarily attributable to the following:

•	the decreases in gross billings as discussed above;

•
decreases in the percentage of gross billings that we retained after deducting the merchant’s share for third party revenue transactions in our Local, Travel and Goods categories. For the three months ended June 30, 2016, those percentages decreased to 36.7% in our Local category, 20.3% in our Travel category, and 12.8% in our Goods category as compared to 38.0%, 22.0% and 13.9% respectively, in the prior year period. We have been willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants; and

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia.

Those decreases were partially offset by an increase in direct revenue transactions in our Goods category and a $1.4 million favorable impact from year-over-year changes in foreign exchange rates.

The British pound sterling has declined significantly against the U.S. dollar following the U.K.’s non-binding "Brexit" referendum on June 23, 2016. We expect that our EMEA segment revenue will be adversely impacted during the second half of 2016 due to the increased strength of the U.S. dollar as compared to prior periods.

Rest of World

The decrease in Rest of World segment revenue reflects decreases across our Local, Travel, and Goods categories. The decrease in Rest of World revenue was primarily attributable to the following:

•	the decreases in gross billings as discussed above;

•
a decrease in the percentage of gross billings that we retained after deducting the merchant’s share in our Local and Travel categories. For the three months ended June 30, 2016, those percentages decreased to 26.6% in our Local category and 19.4% in our Travel category, as compared to 28.4% and 20.4% respectively, in the prior year period. We have been willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants;

•	a $4.9 million unfavorable impact from year-over-year changes in foreign exchange rates; and

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of a controlling stake in our operations in India.

Those decreases were partially offset by an increase in the percentage of gross billings that we retained after deducting the merchant’s share for third party revenue transactions in our Goods category. For the three months ended June 30, 2016, that percentage increased to 21.8% as compared to 19.0% in the prior year period.
Six Months Ended June 30, 2016 and 2015:

Revenue for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Revenue:
Third party	$617,043	$679,856	$(62,813)	(9.2)%
Direct	835,304	787,784	47,520	6.0
Other	35,654	21,111	14,543	68.9
Total revenue	$1,488,001	$1,488,751	$(750)	(0.1)
The effect on revenue for the six months ended June 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Six Months Ended June 30, 2016
	At Avg. Q2 2015 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Revenue	$1,505,773	$(17,772)	$1,488,001

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Revenue was consistent with the prior year period, reflecting a $47.5 million increase in direct revenue transactions in our Goods category that was partially offset by the following:

•
a $30.8 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, the disposition of a controlling stake in our operations in India and the disposition of our operations in Russia; and

•	a $17.8 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Revenue by Segment
Revenue by segment for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$422,961	$397,591	$25,370	6.4%
Direct	594,774	563,573	31,201	5.5
Total segment revenue	1,017,735	961,164	56,571	5.9
EMEA:
Third party	160,392	207,576	(47,184)	(22.7)
Direct	226,883	212,691	14,192	6.7
Total segment revenue	387,275	420,267	(32,992)	(7.9)
Rest of World:
Third party	69,344	95,800	(26,456)	(27.6)
Direct	13,647	11,520	2,127	18.5
Total segment revenue	82,991	107,320	(24,329)	(22.7)
Total revenue	$1,488,001	$1,488,751	$(750)	(0.1)
The percentages of revenue by segment for the six months ended June 30, 2016 and 2015 were as follows:

Q2 2016 YTD	Q2 2015 YTD

North America	EMEA	Rest of World

The percentages of third party and other gross billings that we retained after deducting the merchant's share for the six months ended June 30, 2016 and 2015 were as follows:

North America	EMEA	Rest of World

Revenue by category and segment for the six months ended June 30, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$376,292	$353,325	$122,502	$158,079	$44,543	$58,780	$543,337	$570,184

Travel:
Third party	42,315	41,947	21,887	27,817	9,370	12,858	73,572	82,622
Total services	418,607	395,272	144,389	185,896	53,913	71,638	616,909	652,806

Goods:
Third party	4,354	2,319	16,003	21,680	15,431	24,162	35,788	48,161
Direct revenue	594,774	563,573	226,883	212,691	13,647	11,520	835,304	787,784
Total	599,128	565,892	242,886	234,371	29,078	35,682	871,092	835,945

Total revenue	$1,017,735	$961,164	$387,275	$420,267	$82,991	$107,320	$1,488,001	$1,488,751

(1)	Includes revenue from deals with local and national merchants and through local events.
North America

The increase in North America segment revenue reflects increases across our Local, Travel, and Goods categories. Those revenue increases were primarily attributable to the following:

•
the increases in gross billings as discussed above. Those increases were primarily attributable to our significant incremental marketing spend to accelerate customer growth, as well as our focus on increasing deal coverage and improving the quality of active deals available through our marketplaces; and

•	a $14.5 million increase in other revenue, which includes commission revenue, payment processing revenue and advertising revenue.

The percentages of gross billings that we retained after deducting the merchant’s share on third party revenue transactions in our Local and Travel categories were substantially consistent with the prior year period. Increases and decreases in the percentage of gross billings that we retain on third party revenue transactions reflect the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.

EMEA

The decrease in EMEA segment revenue reflects decreases in our Local and Travel categories, and from third party revenue transactions in our Goods category. Those revenue decreases were primarily attributable to the following:

•	the decreases in gross billings as discussed above;

•
decreases in the percentage of gross billings that we retained after deducting the merchant’s share for third party revenue transactions in our Local and Travel categories. For the six months ended June 30, 2016, those percentages decreased to 36.1% in our Local category and 19.9% in our Travel category, as compared to 38.0% and 22.3% respectively, in the prior year period. We have been willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants;

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia; and

•	a $4.9 million unfavorable impact from year-over-year changes in foreign exchange rates.

Those decreases were partially offset by an increase in direct revenue transactions in our Goods category and in the percentage of gross billings that we retained on third party revenue transactions in our Goods category to 16.5% for the six months ended June 30, 2016, as compared to 15.6% in the prior year period.

Rest of World

The decrease in Rest of World segment revenue reflects decreases across our Local, Travel, and Goods categories. The decrease in Rest of World revenue was primarily attributable to the following:

•	the decreases in gross billings as discussed above;

•
decreases in the percentage of gross billings that we retained after deducting the merchant’s share for third party revenue transactions in our Local category. For the six months ended June 30, 2016, that percentage decreased to 27.9%, as compared to 29.4% in the prior year period. We have been willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants;

•	a $12.6 million unfavorable impact from year-over-year changes in foreign exchange rates; and

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of a controlling stake in our operations in India.

Those decreases were partially offset by an increase in the percentage of gross billings that we retained after deducting the merchant’s share for third party revenue transactions in our Goods category. For the six months ended June 30, 2016, that percentage increased to 22.6% as compared to 19.8% in the prior year period.
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

Three Months Ended June 30, 2016 and 2015:
Cost of revenue on third party, direct revenue and other revenue for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Cost of revenue:
Third party	$41,794	$41,009	$785	1.9%
Direct	378,642	353,843	24,799	7.0
Other	2,006	6,536	(4,530)	(69.3)
Total cost of revenue	$422,442	$401,388	$21,054	5.2
The effect on cost of revenue for the three months ended June 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended June 30,
	At Avg. Q2 2015 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Cost of revenue	$423,418	$(976)	$422,442

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The increase in total cost of revenue was primarily attributable to the growth in direct revenue from our Goods category. The increase was partially offset by the following:

•	our strategic initiative to de-emphasize lower margin product offerings in our Goods category and our continued focus on reducing shipping and fulfillment costs;

•
a $5.4 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, the disposition of a controlling stake in our operations in India and the disposition of our operations in Russia; and

•	a $0.9 million favorable impact from year-over-year changes in foreign currency exchange rates.

Cost of Revenue by Segment
Cost of revenue by segment for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$30,739	$28,723	$2,016	7.0%
Direct	269,009	256,002	13,007	5.1
Total segment cost of revenue	299,748	284,725	15,023	5.3
EMEA:
Third party	5,583	8,357	(2,774)	(33.2)
Direct	102,564	91,603	10,961	12.0
Total segment cost of revenue	108,147	99,960	8,187	8.2
Rest of World:
Third party	7,478	10,465	(2,987)	(28.5)
Direct	7,069	6,238	831	13.3
Total segment cost of revenue	14,547	16,703	(2,156)	(12.9)
Total cost of revenue	$422,442	$401,388	$21,054	5.2

The percentages of cost of revenue by segment for the three months ended June 30, 2016 and 2015 were as follows:

Q2 2016	Q2 2015

North America	EMEA	Rest of World

Cost of revenue by category and segment for the three months ended June 30, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$25,327	$24,887	$3,767	$5,273	$3,722	$3,932	$32,816	$34,092

Travel:
Third party	5,067	3,573	925	1,161	1,081	1,351	7,073	6,085
Total services	30,394	28,460	4,692	6,434	4,803	5,283	39,889	40,177

Goods:
Third party	345	263	891	1,923	2,675	5,182	3,911	7,368
Direct	269,009	256,002	102,564	91,603	7,069	6,238	378,642	353,843
Total	269,354	256,265	103,455	93,526	9,744	11,420	382,553	361,211

Total cost of revenue	$299,748	$284,725	$108,147	$99,960	$14,547	$16,703	$422,442	$401,388

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
North America

The increase in North America cost of revenue was primarily attributable to the growth in direct revenue from our Goods category. The increase was also due to increases in cost of revenue on third party revenue transactions in our Local and Travel categories, primarily due to the gross billings growth in those categories.

EMEA

The increase in EMEA cost of revenue was primarily attributable to the growth in direct revenue from our Goods category and a $1.6 million unfavorable impact from year-over-year changes in foreign currency exchange rates. The increases were partially offset by the following:

•	decreases in our Local and Travel categories, resulting from the gross billings decreases in those categories;

•	the improvement in gross profit margins on direct revenue transactions in our Goods category as discussed above; and

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia.

Rest of World

The decrease in Rest of World cost of revenue was primarily attributable to the following:

•	a $2.6 million favorable impact from year-over-year changes in foreign currency exchange rates; and

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of a controlling stake in our operations in India.

Those decreases were partially offset by increases in cost of revenue on direct revenue transactions in our Goods category, primarily due to the revenue growth in that category.

Six Months Ended June 30, 2016 and 2015:

Cost of revenue on third party, direct revenue and other revenue for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Cost of revenue:
Third party	$84,196	$88,432	$(4,236)	(4.8)%
Direct	724,504	705,096	19,408	2.8
Other	6,385	10,810	(4,425)	(40.9)
Total cost of revenue	$815,085	$804,338	$10,747	1.3
The effect on cost of revenue for the six months ended June 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Six Months Ended June 30, 2016
	At Avg. Q2 2015 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Cost of revenue	$822,323	$(7,238)	$815,085

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The increase in total cost of revenue was primarily attributable to the growth in direct revenue from our Goods category. The increase was partially offset by the following:

•	our strategic initiative to de-emphasize lower margin product offerings in our Goods category and our continued focus on reducing shipping and fulfillment costs;

•
an $12.2 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, the disposition of a controlling stake in our operations in India and the disposition of our operations in Russia; and

•	a $7.2 million favorable impact from year-over-year changes in foreign currency exchange rates.

Cost of Revenue by Segment
Cost of revenue by segment for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$64,393	$59,223	$5,170	8.7%
Direct	520,225	510,894	9,331	1.8
Total segment cost of revenue	584,618	570,117	14,501	2.5
EMEA:
Third party	11,410	17,639	(6,229)	(35.3)
Direct	190,817	183,304	7,513	4.1
Total segment cost of revenue	202,227	200,943	1,284	0.6
Rest of World:
Third party	14,778	22,380	(7,602)	(34.0)
Direct	13,462	10,898	2,564	23.5
Total segment cost of revenue	28,240	33,278	(5,038)	(15.1)
Total cost of revenue	$815,085	$804,338	$10,747	1.3

The percentages of cost of revenue by segment for the six months ended June 30, 2016 and 2015 were as follows:

Q2 2016 YTD	Q2 2015 YTD

North America	EMEA	Rest of World

Cost of revenue by category and segment for the six months ended June 30, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$53,462	$50,975	$7,390	$10,453	$7,033	$8,052	$67,885	$69,480

Travel:
Third party	10,269	7,771	1,888	3,478	2,133	2,940	14,290	14,189
Total services	63,731	58,746	9,278	13,931	9,166	10,992	82,175	83,669

Goods:
Third party	662	477	2,132	3,708	5,612	11,388	8,406	15,573
Direct	520,225	510,894	190,817	183,304	13,462	10,898	724,504	705,096
Total	520,887	511,371	192,949	187,012	19,074	22,286	732,910	720,669

Total cost of revenue	$584,618	$570,117	$202,227	$200,943	$28,240	$33,278	$815,085	$804,338

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
North America

The increase in North America cost of revenue was primarily attributable to the growth in direct revenue from our Goods category. The increase was also due to increases in cost of revenue on third party revenue transactions in our Local and Travel categories, primarily due to the gross billings growth in those categories.

EMEA

The increase in EMEA cost of revenue was primarily attributable to the growth in direct revenue from our Goods category. The increase was partially offset by the following:

•	decreases in our Local and Travel categories, resulting from the gross billings decreases in those categories;

•	the improvement in gross profit margins on direct revenue transactions in our Goods category as discussed above;

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia; and

•	a $1.4 million favorable impact from year-over-year changes in foreign currency exchange rates.

Rest of World

The decrease in Rest of World cost of revenue was primarily attributable to the following:

•	a $5.8 million favorable impact from year-over-year changes in foreign currency exchange rates; and

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of a controlling stake in our operations in India.

Those decreases were partially offset by increases in cost of revenue on direct revenue transactions in our Goods category, primarily due to the revenue growth in that category.

Gross Profit

Three Months Ended June 30, 2016 and 2015:

Gross profit for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Gross profit:
Third party	$258,536	$287,513	$(28,977)	(10.1)%
Direct	59,259	43,706	15,553	35.6
Other	15,793	5,788	10,005	172.9
Total gross profit	$333,588	$337,007	$(3,419)	(1.0)

The effect on gross profit for the three months ended June 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended June 30,
	At Avg. Q2 2015 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross profit	$336,258	$(2,670)	$333,588

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total gross profit was primarily attributable to the following:

•	decreases in third party and other revenue from our EMEA and Rest of World segments as discussed above;

•
a $10.5 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, the disposition of a controlling stake in our operations in India and the disposition of our operations in Russia; and

•	a $3.1 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Those decreases were partially offset by the following:

•	the improvement in gross profit margins on direct revenue transactions in our Goods category as discussed above; and

•	an increase in third party and other revenue from our North America segment.

Gross Profit by Segment

Gross profit by segment for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$177,165	$167,367	$9,798	5.9%
% of gross billings	27.0%	27.4%
% of revenue	85.2%	85.4%
Direct	$40,009	$29,190	10,819	37.1
% of gross billings and revenue	12.9%	10.2%

EMEA:
Third party	$71,059	$89,988	(18,929)	(21.0)
% of gross billings	27.4%	27.4%
% of revenue	92.7%	91.5%
Direct	$19,099	$14,099	5,000	35.5
% of gross billings and revenue	15.7%	13.3%

Rest of World:
Third party	$26,105	$35,946	(9,841)	(27.4)
% of gross billings	18.9%	18.7%
% of revenue	77.7%	77.5%
Direct	$151	$417	(266)	(63.8)
% of gross billings and revenue	2.1%	6.3%

The percentages of gross profit by segment for the three months ended June 30, 2016 and 2015 were as follows:

Q2 2016	Q2 2015

North America	EMEA	Rest of World

Gross profit by category and segment for the three months ended June 30, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$158,812	$147,574	$56,849	$70,270	$18,739	$24,567	$234,400	$242,411

Travel:
Third party	16,334	18,385	9,784	11,939	3,240	5,012	29,358	35,336
Total services	175,146	165,959	66,633	82,209	21,979	29,579	263,758	277,747

Goods:
Third party	2,019	1,408	4,426	7,779	4,126	6,367	10,571	15,554
Direct	40,009	29,190	19,099	14,099	151	417	59,259	43,706
Total	42,028	30,598	23,525	21,878	4,277	6,784	69,830	59,260

Total gross profit	$217,174	$196,557	$90,158	$104,087	$26,256	$36,363	$333,588	$337,007

(1)	Includes gross profit from deals with local and national merchants and through local events.
North America

The increase in North America gross profit was primarily attributable to the following:

•	the improvement in gross profit margins on direct revenue transactions in our Goods category as discussed above; and

•	the increase in third party and other revenue in our Local category.

EMEA

The decrease in EMEA gross profit was primarily attributable to the following:

•	the decreases in third party and other revenue across all three of our categories;

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia; and

•	a $0.2 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Rest of World

The decrease in Rest of World gross profit was primarily attributable to the following:

•	the decreases in third party and other revenue across all three of our categories;

•	a $2.3 million unfavorable impact from year-over-year changes in foreign currency exchange rates; and

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of a controlling stake in our operations in India.

Six Months Ended June 30, 2016 and 2015:

Gross profit for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Gross profit:
Third party	$532,847	$591,424	$(58,577)	(9.9)%
Direct	110,800	82,688	28,112	34.0
Other	29,269	10,301	18,968	184.1
Total gross profit	$672,916	$684,413	$(11,497)	(1.7)

The effect on gross profit for the six months ended June 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Six Months Ended June 30, 2016
	At Avg. Q2 2015 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross profit	$683,450	$(10,534)	$672,916

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total gross profit was primarily attributable to the following:

•	the decreases in third party and other revenue from our EMEA and Rest of World segments as discussed above;

•
a $18.5 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, the disposition of a controlling stake in our operations in India and the disposition of our operations in Russia; and

•	a $10.5 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Those decreases were partially offset by the following:

•	the improvement in gross profit margins on direct revenue transactions in our Goods category as discussed above; and

•	the increase in third party and other revenue from our North America segment.

Gross Profit by Segment

Gross profit by segment for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$358,568	$338,368	$20,200	6.0%
% of gross billings	27.4%	27.6%
% of revenue	84.8%	85.1%
Direct	$74,549	$52,679	21,870	41.5
% of gross billings and revenue	12.5%	9.3%

EMEA:
Third party	$148,982	$189,937	(40,955)	(21.6)
% of gross billings	27.3%	27.9%
% of revenue	92.9%	91.5%
Direct	$36,066	$29,387	6,679	22.7
% of gross billings and revenue	15.9%	13.8%

Rest of World:
Third party	$54,566	$73,420	(18,854)	(25.7)
% of gross billings	19.9%	19.0%
% of revenue	78.7%	76.6%
Direct	$185	$622	(437)	(70.3)
% of gross billings and revenue	1.4%	5.4%

The percentages of gross profit by segment for the six months ended June 30, 2016 and 2015 were as follows:

Q2 2016 YTD	Q2 2015 YTD

North America	EMEA	Rest of World

Gross profit by category and segment for the six months ended June 30, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$322,830	$302,350	$115,112	$147,626	$37,510	$50,728	$475,452	$500,704

Travel:
Third party	32,046	34,176	19,999	24,339	7,237	9,918	59,282	68,433
Total services	354,876	336,526	135,111	171,965	44,747	60,646	534,734	569,137

Goods:
Third party	3,692	1,842	13,871	17,972	9,819	12,774	27,382	32,588
Direct	74,549	52,679	36,066	29,387	185	622	110,800	82,688
Total	78,241	54,521	49,937	47,359	10,004	13,396	138,182	115,276

Total gross profit	$433,117	$391,047	$185,048	$219,324	$54,751	$74,042	$672,916	$684,413

(1)	Includes gross profit from deals with local and national merchants and through local events.
North America

The increase in North America gross profit was primarily attributable to the following:

•	the improvement in gross profit margins on direct revenue transactions in our Goods category as discussed above; and

•	the increase in third party and other revenue in our Local category.

EMEA

The decrease in EMEA gross profit was primarily attributable to the following:

•	the decreases in third party and other revenue across all three of our categories;

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia; and

•	a $3.5 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Rest of World

The decrease in Rest of World gross profit was primarily attributable to the following:

•	the decreases in third party and other revenue across all three of our categories;

•	a $6.8 million unfavorable impact from year-over-year changes in foreign currency exchange rates; and

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of a controlling stake in our operations in India.

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
Three Months Ended June 30, 2016 and 2015:
Marketing expense by segment as a percentage of gross billings and as a percentage of segment revenue for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	% of Gross Billings	% of Segment Revenue	2015	% of Gross Billings	% of Segment Revenue	$ Change	% Change
	(dollars in thousands)
North America	$67,367	7.0%	13.0%	$35,562	4.0%	7.4%	$31,805	89.4%
EMEA	20,136	5.3	10.2	15,669	3.6	7.7	4,467	28.5
Rest of World	4,490	3.1	11.0	5,776	2.9	10.9	(1,286)	(22.3)
Total marketing	$91,993	6.2	12.2	$57,007	3.7	7.7	$34,986	61.4
The increase in total marketing expense resulted from our strategic initiative to invest in marketing to drive new customer acquisition. The incremental spending has primarily been focused on online marketing channels, such as search engine marketing, display and mobile advertising. In addition, we have increased our spend on offline activities such as radio advertising and, beginning in the second quarter 2016, on television advertising. We also increased our spending on affiliate programs that utilize third parties to promote our deals online.

For the full year 2016, we expect to incur between $150.0 million and $200.0 million of incremental marketing expense as compared to fiscal year 2015. We are currently focusing those incremental marketing investments primarily on our North America segment.

The percentages of marketing expense by segment for the three months ended June 30, 2016 and 2015 were as follows:

Q2 2016	Q2 2015

North America	EMEA	Rest of World

North America

The increase in North America marketing expense resulted from our strategic initiative to invest in marketing to drive new customer acquisition. In connection with this initiative, which commenced in November 2015, we have extended our return on investment thresholds for customer acquisition marketing spending to 12 - 18 months, as compared to approximately six months for prior periods. That incremental spending has primarily been focused on online marketing channels, such as search engine marketing, display and mobile advertising. In addition, we have increased our spend on offline activities such as radio advertising and, beginning in the second quarter 2016, on television advertising. We also increased our spending on affiliate programs that utilize third parties to promote our deals online.

EMEA

The increase in EMEA marketing expense resulted from our strategic initiative to invest in marketing to drive new customer acquisition. The incremental spending has primarily been focused on online marketing channels, such as search engine marketing, display and mobile advertising. This increase was also due to a $0.3 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Rest of World

The decrease in Rest of World marketing expense was primarily attributable to a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, the disposition of a controlling stake in our operations in India and a $0.3 million favorable impact from year-over-year changes in foreign currency exchange rates.

Six Months Ended June 30, 2016 and 2015:

Marketing expense by segment as a percentage of gross billings and as a percentage of segment revenue for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	% of Gross Billings	% of Segment Revenue	2015	% of Gross Billings	% of Segment Revenue	$ Change	% Change
	(dollars in thousands)
North America	$135,562	7.1%	13.3%	$64,759	3.6%	6.7%	$70,803	109.3%
EMEA	38,161	4.9	9.9	32,846	3.7	7.8	5,315	16.2
Rest of World	8,035	2.8	9.7	11,935	3.0	11.1	(3,900)	(32.7)
Total marketing	$181,758	6.1	12.2	$109,540	3.6	7.4	$72,218	65.9
The increase in total marketing expense resulted from our strategic initiative to invest in marketing to drive new customer acquisition. The incremental spending has primarily been focused on online marketing channels, such as search engine marketing, display and mobile advertising. In addition, we have increased our spend on offline activities such as radio advertising and, beginning in the second quarter 2016, on television advertising. We also increased our spending on affiliate programs that utilize third parties to promote our deals online.

The percentages of marketing expense by segment for the six months ended June 30, 2016 and 2015 were as follows:

Q2 2016 YTD	Q2 2015 YTD

North America	EMEA	Rest of World
North America

The increase in North America marketing expense resulted from our strategic initiative to invest in marketing to drive new customer acquisition. In connection with this initiative, which commenced in November 2015, we have extended our return on investment thresholds for customer acquisition marketing spending to 12 - 18 months, as compared to approximately six months for prior periods. That incremental spending has primarily been focused on online marketing channels, such as search engine marketing, display and mobile advertising. In addition, we have increased our spend on offline activities such as radio advertising and, beginning in the second quarter 2016, on television advertising. We also increased our spending on affiliate programs that utilize third parties to promote our deals online.

EMEA

The increase in EMEA marketing expense resulted from our strategic initiative to invest in marketing to drive new customer acquisition. The incremental spending has primarily been focused on online marketing channels, such as search engine marketing, display and mobile advertising. The increase was partially offset by a $0.2 million favorable impact from year-over-year changes in foreign currency exchange rates.

Rest of World

The decrease in Rest of World marketing expense was primarily attributable to a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of a controlling stake in our operations in India and a $0.7 million favorable impact from year-over-year changes in foreign currency exchange rates.

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
Selling, general and administrative expense ("SG&A") for the three months ended June 30, 2016 and 2015 was as follows:
Three Months Ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$277,168	$288,721	$(11,553)	(4.0)%
% of gross billings	18.7%	18.9%
% of revenue	36.9%	39.1%
The decrease in selling, general and administrative expense was primarily attributable to the following:

•
a $12.1 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, the disposition of a controlling stake in our operations in India and the disposition of our operations in Russia; and

•	a $10.2 million decrease in compensation-related costs in the ongoing markets of our international segments due to headcount reductions as part of our restructuring program.

Those decreases were partially offset by increases in compensation-related costs, technology costs and facilities costs in our North America segment.

The favorable impact on selling, general and administrative expense due to year-over-year changes in foreign currency exchange rates was $2.2 million. SG&A as a percentage of gross billings for the three months ended June 30, 2016 was substantially consistent with the prior year period. SG&A as a percentage of revenue for the three months ended June 30, 2016 decreased as compared to the prior year period.

We currently expect that SG&A costs will generally continue to decrease throughout the remainder of 2016 as a result of the cost savings from our restructuring program and other initiatives.

Six Months Ended June 30, 2016 and 2015:
Selling, general and administrative expense ("SG&A") for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$558,156	$578,568	$(20,412)	(3.5)%
% of gross billings	18.8%	18.8%
% of revenue	37.5%	38.9%
The decrease in selling, general and administrative expense was primarily attributable to the following:

•
a $22.7 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, the disposition of a controlling stake in our operations in India and the disposition of our operations in Russia; and

•	a $16.9 million decrease in compensation-related costs in the ongoing markets of our international segments due to headcount reductions as part of our restructuring program.

Those decreases were partially offset by increases in compensation-related costs, technology costs and facilities costs in our North America segment.

The favorable impact on selling, general and administrative expense due to year-over-year changes in foreign currency exchange rates was $8.9 million. SG&A as a percentage of gross billings for the six months ended June 30, 2016 was substantially consistent with the prior year period. SG&A as a percentage of revenue for the six months ended June 30, 2016 decreased as compared to the prior year period.

Gains on Business Dispositions

During the second quarter of 2016, we sold our subsidiary in Russia and our point of sale business in the U.S., resulting in gains of $8.9 million and $0.4 million, respectively. See Note 2, "Discontinued Operations and Other Dispositions" for additional information.

Restructuring Charges
In September 2015, we commenced a restructuring plan relating primarily to workforce reductions in our international operations. We have also undertaken workforce reductions in our North America segment. In addition to the workforce reductions in our ongoing markets, we have ceased operations in six countries within our Rest of World segment and eleven countries within our EMEA segment as part of the restructuring plan, including four countries within our EMEA segment during the six months ended June 30, 2016. Restructuring charges represent severance and benefit costs for workforce reductions, impairments of long-lived assets and other exit costs resulting from our restructuring activities. See Note 9,"Restructuring," for additional information.

Income (Loss) from Operations
Three Months Ended June 30, 2016 and 2015:
Income (loss) from operations for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Income (loss) from operations	$(43,169)	$(9,226)	$(33,943)	(367.9)%

The increase in our loss from operations was primarily attributable to the following:

•	a $35.0 million increase in marketing expense; and

•	a $16.1 million increase in restructuring charges.

Those increases were partially offset by the following:

•	an $11.6 million decrease in SG&A; and

•	gains on business dispositions of $9.3 million.

Segment Operating Income
Segment operating income (loss) excludes stock-based compensation and acquisition-related expense (benefit), net. Segment operating income (loss) for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015	$ Change
	(in thousands)
North America (1)	$1,488	$26,869	$(25,381)
EMEA (1)	3,757	9,669	(5,912)
Rest of World (1)	(10,186)	(6,792)	(3,394)

(1)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that our chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The following table summarizes the our stock-based compensation expense and acquisition-related expense (benefit), net by reportable segment for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016		2015
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$31,920	$850	$34,031	$505
EMEA	3,735	—	2,793	—
Rest of World	1,897	—	1,661	—
Consolidated	$37,552	$850	$38,485	$505
The decrease in our North America segment was primarily due to increased marketing expense. The decreases in our EMEA and Rest of World segments were due to decreases in segment gross profit, partially offset by decreases in segment operating expenses and gains on business dispositions. See Note 13, "Segment Information" for a reconciliation of segment operating income (loss) information by reportable segment to consolidated net income (loss) for the three months ended June 30, 2016 and 2015.
Six Months Ended June 30, 2016 and 2015:

Income (loss) from operations for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Income (loss) from operations	$(90,502)	$(3,931)	$(86,571)	(2,202.3)%
The increase in our loss from operations was primarily attributable to the following:

•	a $72.2 million increase in marketing expense; and

•	a $28.5 million increase in restructuring charges.

Those increases were partially offset by the following:

•	a $20.4 million decrease in SG&A; and

•	gains on business dispositions of $9.3 million.

Segment Operating Income
Segment operating income (loss) excludes stock-based compensation and acquisition-related expense (benefit), net. Segment operating income (loss) for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015	$ Change
	(in thousands)
North America (1)	$(9,960)	$51,535	$(61,495)
EMEA (1)	9,673	29,321	(19,648)
Rest of World (1)	(17,972)	(10,940)	(7,032)

(1)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that our chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The following table summarizes the our stock-based compensation expense and acquisition-related expense (benefit), net by reportable segment for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016		2015
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$58,943	$4,314	$65,283	$236
EMEA	5,855	—	5,440	—
Rest of World	3,510	—	2,906	—
Consolidated	$68,308	$4,314	$73,629	$236
The decrease in our North America segment was primarily due to increased marketing expense. The decreases in our EMEA and Rest of World segments were due to decreases in segment gross profit, partially offset by decreases in segment operating expenses and gains on business dispositions. See Note 13, "Segment Information" for a reconciliation of segment operating income (loss) information by reportable segment to consolidated net income (loss) for the six months ended June 30, 2016 and 2015.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments, and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Three Months Ended June 30, 2016 and 2015:

Other income (expense), net for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(10,761)	$2,941	$(13,702)	(465.9)%
Other income (expense), net for the three months ended June 30, 2016 included $5.1 million of interest expense, $4.6 million of losses on fair value option investments and $3.1 million in foreign currency transaction losses, partially offset by a $1.8 million cumulative translation gain that was reclassified to earnings for countries that we exited as part of our restructuring plan. Interest expense increased by $4.7 million for the three months ended June 30, 2016, as compared to the prior year period, due to our issuance of convertible notes on April 4, 2016 (See Note 6, "Financing Arrangements"). The foreign currency transaction losses primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the decline of the Euro against the U.S. dollar from an exchange rate of 1.1365 on March 31, 2016 to 1.1126 on June 30, 2016.

Other income (expense), net for the three months ended June 30, 2015 included $6.9 million in foreign currency transaction gains partially offset by a $4.4 million loss related to the cumulative translation adjustment for our legacy business in the Republic of Korea that was reclassified to earnings as a result of the Ticket Monster disposition. The foreign currency transaction gains primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency gains on those intercompany balances were primarily driven by the appreciation of the Euro against the U.S. dollar from an exchange rate of 1.0726 on March 31, 2015 to 1.1186 on June 30, 2015.

Six Months Ended June 30, 2016 and 2015:

Other income (expense), net for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(7,275)	$(16,986)	$9,711	57.2%
Other income (expense), net for the six months ended June 30, 2016 included $6.0 million of interest expense and $5.7 million of losses on fair value option investments, partially offset by $4.8 million in foreign currency transaction gains and a $0.3 million net cumulative translation gain that was reclassified to earnings for countries that we exited as part of our restructuring plan. Interest expense increased by $4.8 million for the six months ended June 30, 2016, as compared to the prior year period, due to our issuance of convertible notes on April 4, 2016 (see Note 6, "Financing Arrangements"). The foreign currency transaction gains primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency gains on those intercompany balances were primarily driven by the appreciation of the Euro against the U.S. dollar from an exchange rate of 1.0913 on December 31, 2015 to 1.1126 on June 30, 2016.

Other income (expense), net for the six months ended June 30, 2015 included $12.6 million in foreign currency transaction losses and a $4.4 million loss related to the cumulative translation adjustment for our legacy business in the Republic of Korea that was reclassified to earnings as a result of the Ticket Monster disposition. The foreign currency transaction losses primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the decline of the Euro against the U.S. dollar from an exchange rate of 1.2152 on December 31, 2014 to 1.1186 on June 30, 2015.

Provision (Benefit) for Income Taxes
Three Months Ended June 30, 2016 and 2015:
Provision (benefit) for income taxes for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(2,199)	$8,982	$(11,181)	(124.5)%
Effective tax rate	4.1%	(142.9)%
The pre-tax losses incurred by our operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States, was the primary factor impacting our effective tax rate for the three months ended June 30, 2016. Significant factors impacting our effective tax rate for the three months ended June 30, 2015 included pre-tax losses in foreign jurisdictions with valuation allowances against their net deferred tax assets and amortization of the tax effects of intercompany sales of intellectual property.

Six Months Ended June 30, 2016 and 2015:
Provision (benefit) for income taxes for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(450)	$11,089	$(11,539)	(104.1)%
Effective tax rate	0.5%	(53.0)%
The pre-tax losses incurred by our operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States, was the primary factor impacting our effective tax rate for the six months ended June 30, 2016. Significant factors impacting our effective tax rate for the six months ended June 30, 2015 included pre-tax losses in foreign jurisdictions with valuation allowances against their net deferred tax assets and amortization of the tax effects of intercompany sales of intellectual property.
We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. As of June 30, 2016, we believe that it is reasonably possible that changes of up to $24.3 million in unrecognized tax benefits may occur within the next 12 months.
Income (Loss) from Discontinued Operations
In May 2015, we sold a controlling stake in Ticket Monster and the results of that entity have been presented as discontinued operations for the three and six months ended June 30, 2015. See Note 2, "Discontinued Operations and Other Dispositions," for additional information.

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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation, acquisition-related expense (benefit), net and items that are unusual in nature or infrequently occurring. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three and six months ended June 30, 2016, items that we believe to be unusual in nature or infrequently occurring were gains from business dispositions and charges related to our restructuring plan. We exclude items that are unusual in nature or infrequently occurring from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Income (loss) from continuing operations" for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$(51,731)	$(15,267)	$(97,327)	$(32,006)
Adjustments:
Stock-based compensation (1)	35,244	38,467	63,220	73,611
Depreciation and amortization	34,290	31,372	69,087	63,572
Acquisition-related expense, net	850	505	4,314	236
Gains on business dispositions	(9,339)	—	(9,339)	—
Restructuring charges	16,085	—	28,529	—
Other (income) expense, net	10,761	(2,941)	7,275	16,986
Provision (benefit) for income taxes	(2,199)	8,982	(450)	11,089
Total adjustments	85,692	76,385	162,636	165,494
Adjusted EBITDA	$33,961	$61,118	$65,309	$133,488

(1)
Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing." "Restructuring charges" and "Other (income) expense, net," includes $2.1 million and $0.2 million of additional stock-based compensation for three months ended June 30, 2016, respectively, and $4.7 million and $0.4 million of additional stock-based compensation for the six months ended June 30, 2016, respectively. "Other (income) expense, net," includes $0.02 million of additional stock-based compensation for the three and six months ended June 30, 2015.

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
The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by (used in) operating activities from continuing operations," for the three and six months ended June 30, 2016 and 2015 and trailing twelve months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)	2016	2015 (1)
Net cash provided by (used in) operating activities from continuing operations	$(54,010)	$13,325	$(130,735)	$56,932	$112,080	$358,576
Purchases of property and equipment and capitalized software from continuing operations	(16,395)	(22,452)	(36,347)	(40,746)	(79,589)	(79,501)
Free cash flow	$(70,405)	$(9,127)	$(167,082)	$16,186	$32,491	$279,075

Net cash provided by (used in) investing activities from continuing operations	$(18,853)	$(28,541)	$(39,631)	$(47,984)	$(168,897)	$(102,205)
Net cash provided by (used in) financing activities	$169,225	$(141,557)	$91,210	$(177,395)	$(247,180)	$(221,354)

(1)
We adopted the guidance in ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We elected to apply that change in cash flow classification on a retrospective basis, which has resulted in increases to net cash provided by (used in) operating activities, net cash used in financing activities and free cash flow of $3.3 million, $6.2 million and $12.3 million, respectively, for the three-month, six-month and trailing twelve-month periods ended June 30, 2015.

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
Liquidity and Capital Resources
As of June 30, 2016, we had $780.1 million in cash and cash equivalents, which primarily consisted of cash and money market funds.
Since our inception, we have funded our working capital requirements and expansion primarily with cash flows provided by operations and through public and private sales of common and preferred stock, which yielded aggregate net proceeds of approximately $1,857.1 million. In connection with our third party and direct revenue sales transactions, we collect cash from credit card payment processors shortly after a sale occurs and remit payment to merchants and inventory suppliers at a later date in accordance with the related contractual payment terms. We expect this favorable working capital cycle to continue for the foreseeable future. In April 2016, we issued 3.25% senior convertible notes due 2020 (the "Notes") with an aggregate principal amount of $250.0 million. See Note 6, "Financing Arrangements," for additional information.

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
We generally use our cash flows to fund our operations, make acquisitions, purchase capital assets, purchase stock under our share repurchase program and meet our other cash operating needs. Cash flow used in operations was $130.7 million for the six months ended June 30, 2016 and cash flow provided by operations, including discontinued operations, was $39.6 million for the six months ended June 30, 2015. We expect that our cash flow from operations for fiscal 2016 will be significantly lower than in prior years due to the cash outflows resulting from our incremental marketing expenses, the impact of our restructuring actions (see Note 9, "Restructuring") and the settlement of our securities litigation matter (see Note 7, "Commitments and Contingencies").
We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2016 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of June 30, 2016, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $282.9 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In April 2016, we received net proceeds of $243.2 million from the issuance of the Notes. We will use the proceeds from the Notes for general corporate purposes, including repurchases of shares of our Class A common stock. Additionally, we entered into note hedge and warrant transactions with certain bank counterparties that are designed to offset, in part, the potential dilution from conversion of the Notes. See Note 6, "Financing Arrangements," for additional information.

In June 2016, we amended and restated our senior secured revolving credit agreement (the "Amended and Restated Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million and matures in June 2019. The Amended and Restated Credit Agreement replaced our previous $250.0 million credit agreement that was scheduled to mature in August 2017 (the "Original Credit Agreement"). As of June 30, 2016 and December 31, 2015, we had no borrowings under the Amended and Restated Credit Agreement or the Original Credit Agreement, respectively, and were in compliance with all covenants. See Note 6, "Financing Arrangements," for additional information.

Although we can provide no assurances, we believe that our available cash and cash equivalents balance and cash generated from operations should be sufficient to meet our working capital requirements and other capital expenditures for at least the next twelve months.

Uses of Cash
In order to support our current and future expansion, we expect to continue to make significant investments in our technology platforms and business processes, as well as internal tools aimed at improving the efficiency of our operations. We will also continue to invest in sales and marketing as we seek to increase deal coverage, improve the quality of active deals and increase the volume of transactions through our marketplaces.
In April 2016, we deposited $39.5 million in an escrow account in connection with the preliminary court approval of the settlement for our securities litigation matter (See Note 7, "Commitments and Contingencies"). The $5.5 million remaining settlement amount for this matter has been funded by our insurance carrier. Final court approval of the settlement was granted on July 13, 2016.
The Board previously authorized us to repurchase up to $500.0 million of our Class A common stock through August 2017 under our share repurchase program. On April 4, 2016, the Board approved an increase of $200.0 million to our share repurchase program and an extension of the program through April 2018. During the three and six months ended June 30, 2016, we purchased 6,796,170 and 25,616,170 shares of Class A common stock, respectively, for an aggregate purchase price of $24.4 million and $87.9 million (including fees and commissions), respectively, under the share repurchase program. As of June 30, 2016, up to $269.3 million of Class A common stock remained available for purchase under that program. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the programs may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when the Company might otherwise be precluded from doing so.
We currently plan to use our cash and cash equivalents and cash flows generated from our operations to fund share repurchases, strategic minority investments, business acquisitions and other transactions and investments in technology and marketing. Additionally, we have the ability to borrow funds under our Amended and Restated Credit Agreement, as described above. We could also seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for share repurchases, future acquisitions or other strategic investment opportunities.
Cash Flow
Our net cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015 (1)	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations	$(130,735)	$56,932	$(187,667)
Operating activities from discontinued operations	—	(17,373)	17,373
Operating activities	(130,735)	39,559	(170,294)
Investing activities from continuing operations	(39,631)	(47,984)	8,353
Investing activities from discontinued operations	—	244,470	(244,470)
Investing activities	(39,631)	196,486	(236,117)
Financing activities	91,210	(177,395)	268,605
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets held for sale	5,926	(20,415)	26,341
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(73,230)	38,235	(111,465)
Less: Net increase (decrease) in cash classified within current assets held for sale	—	(55,279)	55,279
Net increase (decrease) in cash and cash equivalents	$(73,230)	$93,514	$(166,744)

(1)
We adopted the guidance in ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We elected to apply that change in cash flow classification on a retrospective basis, which has resulted in an increase of $6.2 million to net cash provided by operating activities and net cash used in financing activities for the six-month period ended June 30, 2015.
Cash Provided by (Used in) Operating Activities
Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain items, including depreciation and amortization, stock-based compensation, restructuring charges, deferred income taxes and the effect of changes in working capital and other items.
For the six months ended June 30, 2016, our net cash used in operating activities from continuing operations was $130.7 million, which resulted from the following:

•
a $168.8 million net decrease related to changes in working capital and other assets and liabilities. That net decrease primarily resulted from a $125.5 million decrease in accrued merchant and supplier payables due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2015. The net decrease was also impacted by a $39.5 million payment into an escrow account to fund our securities litigation settlement and $21.3 million of payments for restructuring actions.

•	a $97.3 million net loss from continuing operations.

These items were partially offset by a $135.3 million net increase for certain non-cash items, primarily consisting of depreciation and amortization and stock-based compensation.

For the six months ended June 30, 2015, our net cash provided by operating activities from continuing operations was $56.9 million, which was driven by a $136.0 million net increase for certain non-cash items, primarily consisting of depreciation and amortization and stock-based compensation, partially offset by a $32.0 million net loss from continuing operations and a $47.1 million net decrease related to changes in working capital.

For the six months ended June 30, 2015, net cash used in operating activities from discontinued operations was $17.4 million, which was driven by a $168.5 million net decrease for certain non-cash items, primarily consisting of the pre-tax gain of $202.2 million on the disposition of Ticket Monster, partially offset by $21.7 million in deferred income taxes, $6.3 million of amortization relating to acquired intangible assets and $5.3 million of stock-based compensation expense. These items were partially offset by $133.5 million of net income from discontinued operations.

Cash Provided by (Used in) Investing Activities
Cash flows provided by (used in) investing activities primarily consists of capital expenditures, acquisitions and dispositions of businesses and minority investments.
For the six months ended June 30, 2016, our net cash used in investing activities from continuing operations of $39.6 million primarily consisted of $36.3 million in capital expenditures, including capitalized internally-developed software.
For the six months ended June 30, 2015, our net cash used in investing activities from continuing operations of $48.0 million primarily consisted of $40.7 million in capital expenditures, including capitalized internally-developed software.

Cash Provided by (Used in) Financing Activities

Cash flows provided by (used in) financing activities primarily consists of proceeds from the issuance of convertible senior notes, payments for issuance costs related to the convertible senior notes and the amended and restated revolving credit agreement, payments for the purchase of convertible note hedges, proceeds from the issuance of warrants, payments for purchases of treasury stock, taxes paid related to net share settlements of stock-based compensation awards, proceeds from stock option exercises and our employee stock purchase plan, the distribution to noncontrolling interest holders and payments of capital lease obligations.
For the six months ended June 30, 2016, our net cash provided by financing activities of $91.2 million was driven by the following:

•	proceeds from issuance of the Notes of $250.0 million;

•	payments for issuance costs related to the Notes and the Amended and Restated Credit Agreement of $8.1 million;

•	payments for the purchase of convertible note hedges of $59.2 million;

•	proceeds from the issuance of warrants of $35.5 million;

•	purchases of treasury stock under our share repurchase programs of $90.4 million;

•	payments of capital lease obligations of $14.7 million; and

•	taxes paid related to net share settlements of stock-based compensation awards of $16.5 million.

For the six months ended June 30, 2015, our net cash used in financing activities of $177.4 million was driven primarily by the following:

•	purchases of treasury stock under our share repurchase program of $136.1 million;

•	taxes paid related to net share settlements of stock-based compensation awards of $27.3 million; and

•	payments of capital lease obligations of $7.9 million.

Free Cash Flow
Free cash flow is a non-GAAP financial measure that comprises net cash provided by operating activities from continuing operations less purchases of property and equipment and capitalized software from continuing operations. Free cash flow for the six months and trailing twelve months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015 (1)	$ Change	% Change
	(dollars in thousands)
Free cash flow	$(167,082)	$16,186	$(183,268)	(1,132.3)%
Free cash flow TTM	$32,491	$279,075	$(246,584)	(88.4)%

(1)
We adopted the guidance in ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We elected to apply that change in cash flow classification on a retrospective basis, which has resulted in increases of $6.2 million and $12.3 million, respectively, to free cash flow for the six-month and trailing twelve-month periods ended June 30, 2015.

The decrease in free cash flow for the six months ended June 30, 2016 was primarily due to a $187.7 million decrease in our operating cash flows from continuing operations.
The decrease in free cash flow for the trailing twelve months ended June 30, 2016 was due to a $246.5 million decrease in our trailing twelve months operating cash flows from continuing operations.

For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2016 did not materially change from the amounts set forth in our 2015 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2016.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements included in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 11, 2016. In addition, refer to the critical accounting policies and estimates under Item Part 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2015, except as discussed below.
We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. Based on the recent performance of our Latin America reporting unit, which is a part of our Rest of World segment, we performed an interim goodwill impairment evaluation of that reporting unit as of June 30, 2016. Based on that evaluation, we determined that there was no impairment of goodwill because its fair value exceeded its carrying value by approximately 32%. However, if the fair value of that reporting unit declines in future periods, its goodwill may become impaired at that time. As of June 30, 2016, there was $9.7 million of goodwill in our Latin America reporting unit.
In determining the fair value of the Latin America reporting unit, we used the discounted cash flow method, which is an income approach, and a market approach valuation technique, which is based on market multiples of guideline companies. The discounted cash flow and market approach valuations were then evaluated and weighted to determine the amount that is most representative of the fair value of the Latin America reporting unit. In measuring the fair value based on the discounted cash flow method, we made assumptions about risk-adjusted discount rates, rates of increase in revenue, cost of revenue, and operating expenses, weighted average cost of capital, rates of long-term growth, and income tax rates. We believe that the fair value of our Latin America reporting unit is based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.
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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires equity securities to be measured at fair value with changes in fair value recognized through net income and will eliminate the cost method for equity securities without readily determinable fair values. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The impact of the ASU on our cost method investments will depend on changes in their fair values in periods after the adoption date. While we are still assessing the impact of ASU 2016-01, we do not expect that the adoption of this guidance will otherwise have a material impact on our condensed consolidated financial statements.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Japanese yen, Swiss Franc and Brazilian real, which exposes us to foreign currency risk. For the three months ended June 30, 2016, we derived approximately 26.2% and 5.4% of our revenue from our EMEA and Rest of World segments, respectively. For the six months ended June 30, 2016, we derived approximately 26.0% and 5.6% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. The British pound sterling has declined significantly against the U.S. dollar following the U.K.’s non-binding "Brexit" referendum on June 23, 2016, whereby a majority of voters supported its withdrawal from the European Union. As a result of the decline in sterling, the gross billings and revenue from our U.K. operations will be adversely impacted and the expenses from our U.K. operations will be favorably impacted in future periods because our financial statements are reported in U.S. dollars.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of June 30, 2016 and December 31, 2015.
As of June 30, 2016, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $60.8 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $6.1 million. This compares to a $32.4 million working capital deficit subject to foreign currency exposure as of December 31, 2015, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $3.2 million.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Note 6, "Financing Arrangements"). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In June 2016, we entered into the Amended and Restated Credit Agreement that provides for aggregate principal borrowings of up to $250.0 million. The Amended and Restated Credit Agreement replaced our previous $250.0 million credit agreement that was scheduled to expire in August 2017. As of June 30, 2016, there were no borrowings outstanding under the Amended and Restated Credit Agreement. Because our Amended and Restated Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we draw down under the Amended and Restated Credit Agreement. We also have $25.4 million of long-term capital lease obligations, and investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We do not believe that the interest rate risk on the long-term capital lease obligations and investments is significant.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2016.

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
Based on this evaluation, our management concluded that, as of June 30, 2016, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, except to supplement and amend those risk factors as follows:

The convertible note hedge and warrant transactions may affect the value of our Class A common stock.

On May 9, 2016, we purchased convertible note hedges from certain bank counterparties. The convertible note hedges are intended to reduce the potential economic dilution upon conversion of the Notes. On May 9, 2016, we also sold warrants to certain bank counterparties. The warrant transactions would separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the applicable strike price of the warrants.

The bank counterparties or their respective affiliates may modify their initial hedge positions by entering into or unwinding various derivatives contracts with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes or following any repurchase of Notes by us on any fundamental change repurchase date or otherwise). This activity could cause or avoid a significant change in the market price of our Class A common stock.

In addition, in some circumstances, such as an early termination of the convertible note hedge and warrant transactions, the bank counterparties or their respective affiliates may unwind their hedge positions with respect to our Class A common stock, which could adversely affect the value of our Class A common stock.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

In June 2016, the United Kingdom (the "U.K.") held a non-binding referendum in which voters approved an exit from the European Union (the "E.U."), commonly referred to as "Brexit." As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. The effects of Brexit will depend on any agreements the U.K. may make to retain access to E.U. markets either during a transitional period or more permanently. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results.

The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause consumers to reduce their spending. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

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

We may incur significant losses from fraud and counterfeit vouchers. Additionally, we may incur losses from claims that the customer did not authorize a purchase, from credit card fraud, from merchant fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. We also may incur losses as a result of purchases made with fraudulent credit card information, even if the associated financial institution approved payment of the transaction. In addition to the direct costs of any such losses, if the losses are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. If we were unable to accept credit cards for payment, we would suffer substantial reductions in revenue, which would cause our business to suffer. While we have taken measures to detect and reduce the risk of fraud, these measures need continual improvement and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If we are unable to effectively combat the use of fraudulent credit cards on our websites or if we otherwise experience increased levels of fraud or disputed credit card payments, our business will suffer.

We are subject to payments-related risks.

We accept payments using a variety of methods, including credit cards, debit cards and gift certificates. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. In addition, our credit card and other payment processors could impose receivable holdback or reserve requirements in the future. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business and operating results could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2016, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2016, we purchased 6,796,170 shares of Class A common stock for an aggregate purchase price of $24.4 million (including fees and commissions) under our share repurchase program. A summary of our Class A common stock repurchases during the three months ended June 30, 2016 under our share repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2016	1,750,000	$4.26	1,750,000	$286,165,192
May 1-31, 2016	1,534,965	3.47	1,534,965	$280,865,526
June 1-30, 2016	3,511,205	3.32	3,511,205	$269,267,300
Total	6,796,170	$3.59	6,796,170	$269,267,300
See Note 8, "Stockholders' Equity and Compensation Arrangements," for discussion regarding our share repurchase programs.
The following table provides information about purchases of shares of our Class A common stock during the three months ended June 30, 2016 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2016	2,097,251	$3.87	—	$—
May 1-31, 2016	353,001	3.38	—	$—
March 1-31, 2016 (1)	749,954	3.25	—	$—
Total	3,200,206	$3.67	—	$—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of July 2016.

GROUPON, INC.
By:	/s/ Michael Randolfi
	Name:	Michael Randolfi
	Title:	Chief Financial Officer

EXHIBITS

Exhibit Number	Description
3.1
Amendment to the Sixth Amended and Restated Certificate of Incorporation of the Company, dated as of June 10, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2016).

3.2	Amendment to the Amended and Restated By-Laws of the Company, dated as of June 10, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2016).
10.1*	Employment Offer Letter, dated as of April 19, 2016, between the Company and Michael Randolfi (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 28, 2016).
10.2
Form of Note Hedge Confirmation, dated May 9, 2016, between the Company and each of the counterparties thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2016).

10.3
Form of Warrant Confirmation, dated May 9, 2016, between the Company and each of the counterparties thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2016).

10.4
Amended and Restated Credit Agreement, dated as of June 29, 2016, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2016).

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