Form 10-Q/A
period 2016-06-30
Groupon, Inc.
filed 2016-08-05
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q of Groupon, Inc. (the "Company") for the quarterly period ended June 30, 2016 (the "Original Report") solely to correct an inadvertent typographical error in Exhibit 32.1, Certifications of Chief Executive Officer and Chief Financial Officer, which included a reference to March 31, 2016, rather than June 30, 2016. The Original Report was initially filed with the Securities and Exchange Commission (the "SEC") on July 28, 2016.

In accordance with Compliance and Disclosure Interpretations published by the SEC, the entire Original Report is included in this Amendment. Other than correcting the typographical error described above, the Amendment does not amend, update or change any other statement or amount contained in the Original Report. This Amendment does not reflect events occurring after the filing date of the Original Report.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August 2016.

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