Form 10-Q
period 2016-09-30
Groupon, Inc.
filed 2016-10-27
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Yes             No  ☒
As of October 24, 2016, there were 571,162,037 shares of the registrant's Class A Common Stock outstanding and 2,399,976 shares of the registrant's Class B Common Stock outstanding.

______________________________________________________

PART I
FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, volatility in our revenue and operating results; risks related to our business strategy, including our strategy to grow our local marketplaces, marketing strategy and spend and the productivity of those marketing investments and the impact of our shift away from lower-margin products in our Goods category; effectively dealing with challenges arising from our international operations, including fluctuations in currency exchange rates and any potential adverse impact from the United Kingdom's likely exit from the European Union; retaining existing customers and adding new customers, including as we increase our marketing spend and shift away from lower-margin products in our Goods category; retaining and adding high quality merchants; cyber security breaches; incurring expenses as we expand our business; competing successfully in our industry; maintaining favorable payment terms with our business partners; providing a strong mobile experience for our customers; delivery and routing of our emails; product liability claims; managing inventory and order fulfillment risks; integrating our technology platforms; litigation; managing refund risks; retaining, attracting and integrating members of our executive team; difficulties, delays or our inability to successfully complete all or part of the announced restructuring actions or to realize the operating efficiencies and other benefits of such restructuring actions; higher than anticipated restructuring charges or changes in the timing of such restructuring charges; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; tax liabilities; tax legislation; compliance with domestic and foreign laws and regulations, including the CARD Act and regulation of the Internet and e-commerce; classification of our independent contractors; maintaining our information technology infrastructure; protecting our intellectual property; maintaining a strong brand; seasonality; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; the impact of our ongoing strategic review and any potential strategic alternatives we may choose to pursue; our senior convertible notes; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Part I, "Item 1A: Risk Factors" of our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, and Part II, "Item 1A: Risk Factors" of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$689,747	$853,362
Accounts receivable, net	74,047	68,175
Prepaid expenses and other current assets	145,280	153,705
Total current assets	909,074	1,075,242
Property, equipment and software, net	179,987	198,897
Goodwill	289,856	287,332
Intangible assets, net	25,475	36,483
Investments (including $150,532 and $163,675 at September 30, 2016 and December 31, 2015, respectively, at fair value)	180,617	178,236
Deferred income taxes	4,242	3,454
Other non-current assets	24,290	16,620
Total Assets	$1,613,541	$1,796,264
Liabilities and Equity
Current liabilities:
Accounts payable	$21,833	$24,590
Accrued merchant and supplier payables	608,939	776,211
Accrued expenses and other current liabilities	353,696	402,724
Total current liabilities	984,468	1,203,525
Convertible senior notes, net	176,473	—
Deferred income taxes	6,840	8,612
Other non-current liabilities	113,604	113,540
Total Liabilities	1,281,385	1,325,677
Commitments and contingencies (see Note 7)
Stockholders' Equity
Class A common stock, par value $0.0001 per share, 2,000,000,000 shares authorized, 730,849,600 shares issued and 571,551,487 shares outstanding at September 30, 2016 and 717,387,446 shares issued and 588,919,281 shares outstanding at December 31, 2015	73	72
Class B common stock, par value $0.0001 per share, 10,000,000 shares authorized, 2,399,976 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	2,094,975	1,964,453
Treasury stock, at cost, 159,298,113 shares at September 30, 2016 and 128,468,165 shares at December 31, 2015	(757,520)	(645,041)
Accumulated deficit	(1,046,422)	(901,292)
Accumulated other comprehensive income (loss)	40,132	51,206
Total Groupon, Inc. Stockholders' Equity	331,238	469,398
Noncontrolling interests	918	1,189
Total Equity	332,156	470,587
Total Liabilities and Equity	$1,613,541	$1,796,264

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Third party and other	$309,836	$326,306	$962,533	$1,027,273
Direct	410,632	387,289	1,245,936	1,175,073
Total revenue	720,468	713,595	2,208,469	2,202,346
Cost of revenue:
Third party and other	40,419	46,050	131,000	145,292
Direct	365,932	338,633	1,090,436	1,043,729
Total cost of revenue	406,351	384,683	1,221,436	1,189,021
Gross profit	314,117	328,912	987,033	1,013,325
Operating expenses:
Marketing	87,858	61,587	269,616	171,127
Selling, general and administrative	253,554	326,248	811,710	904,816
Restructuring charges	1,459	24,146	29,988	24,146
Gains on business dispositions	(2,060)	(13,710)	(11,399)	(13,710)
Acquisition-related expense (benefit), net	(9)	1,064	4,305	1,300
Total operating expenses	340,802	399,335	1,104,220	1,087,679
Income (loss) from operations	(26,685)	(70,423)	(117,187)	(74,354)
Other income (expense), net	(7,028)	(8,160)	(14,303)	(25,146)
Income (loss) from continuing operations before provision (benefit) for income taxes	(33,713)	(78,583)	(131,490)	(99,500)
Provision (benefit) for income taxes	2,079	(53,970)	1,629	(42,881)
Income (loss) from continuing operations	(35,792)	(24,613)	(133,119)	(56,619)
Income (loss) from discontinued operations, net of tax	—	—	—	133,463
Net income (loss)	(35,792)	(24,613)	(133,119)	76,844
Net income attributable to noncontrolling interests	(2,184)	(3,002)	(8,880)	(9,648)
Net income (loss) attributable to Groupon, Inc.	$(37,976)	$(27,615)	$(141,999)	$67,196

Basic net income (loss) per share:
Continuing operations	$(0.07)	$(0.04)	$(0.25)	$(0.10)
Discontinued operations	—	—	—	0.20
Basic net income (loss) per share	$(0.07)	$(0.04)	$(0.25)	$0.10

Diluted net income (loss) per share:
Continuing operations	$(0.07)	$(0.04)	$(0.25)	$(0.10)
Discontinued operations	—	—	—	0.20
Diluted net income (loss) per share	$(0.07)	$(0.04)	$(0.25)	$0.10

Weighted average number of shares outstanding
Basic	575,216,191	644,894,785	578,290,291	664,302,630
Diluted	575,216,191	644,894,785	578,290,291	664,302,630

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$(35,792)	$(24,613)	$(133,119)	$(56,619)
Other comprehensive income (loss) from continuing operations:
Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	612	(1,246)	(3,183)	6,085
Reclassification adjustments included in income (loss) from continuing operations	221	(906)	(7,776)	3,495
Net change in unrealized gain (loss)	833	(2,152)	(10,959)	9,580
Amortization of pension net actuarial gain (loss) to earnings (net of tax effect of $(4) and $(5) for the three months ended September 30, 2016 and 2015, respectively, and $(13) and $(15) for the nine months ended September 30, 2016 and 2015, respectively)	23	26	69	79
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $10 and $116 for the three months ended September 30, 2016 and 2015, respectively, and $113 and $9 for the nine months ended September 30, 2016 and 2015, respectively)	(16)	(193)	(184)	(17)
Other comprehensive income (loss) from continuing operations	840	(2,319)	(11,074)	9,642
Comprehensive income (loss) from continuing operations	(34,952)	(26,932)	(144,193)	(46,977)

Income (loss) from discontinued operations	—	—	—	133,463
Other comprehensive income (loss) from discontinued operations - Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	—	—	—	(4,349)
Reclassification adjustment included in net income (loss) from discontinued operations	—	—	—	12,313
Net change in unrealized gain (loss)	—	—	—	7,964
Comprehensive income (loss) from discontinued operations	—	—	—	141,427

Comprehensive income (loss)	(34,952)	(26,932)	(144,193)	94,450
Comprehensive income (loss) attributable to noncontrolling interests	(2,184)	(3,002)	(8,880)	(9,648)
Comprehensive income (loss) attributable to Groupon, Inc.	$(37,136)	$(29,934)	$(153,073)	$84,802

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2015	719,787,422	$72	$1,964,453	(128,468,165)	$(645,041)	$(901,292)	$51,206	$469,398	$1,189	$470,587
Cumulative effect of change in accounting principle	—	—	—	—	—	(3,131)	—	(3,131)	—	(3,131)
Net income (loss)	—	—	—	—	—	(141,999)	—	(141,999)	8,880	(133,119)
Foreign currency translation	—	—	—	—	—	—	(10,959)	(10,959)	—	(10,959)
Amortization of pension net actuarial loss to earnings, net of tax	—	—	—	—	—	—	69	69	—	69
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(184)	(184)	—	(184)
Forfeitures of unvested restricted stock	(196,968)	—	—	—	—	—	—	—	—	—
Exercise of stock options	490,283	—	618	—	—	—	—	618	—	618
Vesting of restricted stock units	17,667,674	2	(2)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,669,782	—	4,358	—	—	—	—	4,358	—	4,358
Tax withholdings related to net share settlements of stock-based compensation awards	(6,168,617)	(1)	(23,829)	—	—	—	—	(23,830)	—	(23,830)
Stock-based compensation on equity-classified awards	—	—	105,716	—	—	—	—	105,716	—	105,716
Equity component of the convertible senior notes, net of tax and issuance costs	—	—	67,329	—	—	—	—	67,329	—	67,329
Purchase of convertible note hedges	—	—	(59,163)	—	—	—	—	(59,163)	—	(59,163)
Issuance of warrants	—	—	35,495	—	—	—	—	35,495	—	35,495
Purchases of treasury stock	—	—	—	(30,829,948)	(112,479)	—	—	(112,479)	—	(112,479)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(9,151)	(9,151)
Balance at September 30, 2016	733,249,576	$73	$2,094,975	(159,298,113)	$(757,520)	$(1,046,422)	$40,132	$331,238	$918	$332,156

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income (loss)	$(133,119)	$76,844
Less: Income (loss) from discontinued operations, net of tax	—	133,463
Income (loss) from continuing operations	(133,119)	(56,619)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	88,697	84,241
Amortization of acquired intangible assets	13,643	14,966
Stock-based compensation	94,750	109,204
Restructuring-related long-lived asset impairments	45	345
Gains on business dispositions	(11,399)	(13,710)
Deferred income taxes	(6,436)	(15,252)
(Gain) loss, net from changes in fair value of contingent consideration	4,130	(268)
(Gain) loss from changes in fair value of investments	7,301	2,114
Amortization of debt discount on convertible senior notes	4,854	—
Change in assets and liabilities, net of acquisitions:
Restricted cash	(332)	4,555
Accounts receivable	(3,593)	6,353
Prepaid expenses and other current assets	10,738	(39,813)
Accounts payable	(4,326)	(944)
Accrued merchant and supplier payables	(171,816)	(101,852)
Accrued expenses and other current liabilities	(47,919)	57,214
Other, net	(16,775)	(1,242)
Net cash provided by (used in) operating activities from continuing operations	(171,557)	49,292
Net cash provided by (used in) operating activities from discontinued operations	—	(36,578)
Net cash provided by (used in) operating activities	(171,557)	12,714
Investing activities
Purchases of property and equipment and capitalized software	(49,215)	(68,481)
Cash derecognized upon dispositions of subsidiaries	(1,128)	(1,404)
Acquisitions of businesses, net of acquired cash	(940)	(70,130)
Purchases of investments	—	(5,000)
Proceeds from sale of investment	1,685	1,231
Settlement of liabilities related to purchase of additional interest in consolidated subsidiaries	—	(1,072)
Acquisitions of intangible assets	(2,121)	(1,156)
Net cash provided by (used in) investing activities from continuing operations	(51,719)	(146,012)
Net cash provided by (used in) investing activities from discontinued operations	—	244,470
Net cash provided by (used in) investing activities	(51,719)	98,458
Financing activities
Proceeds from borrowings under revolving credit facility	—	195,000
Proceeds from issuance of convertible senior notes	250,000	—
Issuance costs for convertible senior notes and revolving credit agreement	(8,097)	—
Purchase of convertible note hedges	(59,163)	—
Proceeds from issuance of warrants	35,495	—
Payments for purchases of treasury stock	(115,619)	(329,378)
Taxes paid related to net share settlements of stock-based compensation awards	(23,327)	(34,477)
Proceeds from stock option exercises and employee stock purchase plan	4,976	5,673
Distributions to noncontrolling interest holders	(9,151)	(10,954)
Payment of contingent consideration related to acquisitions	(285)	(382)
Payments of capital lease obligations	(21,961)	(17,670)
Net cash provided by (used in) financing activities	52,868	(192,188)
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets held for sale	6,793	(27,338)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(163,615)	(108,354)
Less: Net increase (decrease) in cash classified within current assets held for sale	—	(55,279)
Net increase (decrease) in cash and cash equivalents	(163,615)	(53,075)
Cash and cash equivalents, beginning of period	853,362	1,016,634
Cash and cash equivalents, end of period	$689,747	$963,559

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	$17,556	$40,927
Leasehold improvements funded by lessor	4,990	—
Liability for purchases of treasury stock	1,041	5,059
Contingent consideration liabilities incurred in connection with acquisitions	—	9,605
Accounts payable and accrued expenses related to purchases of property and equipment and capitalized software	2,250	1,500
Minority investment recognized in connection with disposition of Ticket Monster	—	122,075
Minority investment recognized in connection with disposition of Groupon India	—	16,400
Cost method investments acquired in connection with business dispositions	11,050	—
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
Groupon, Inc. and subsidiaries (the "Company"), which commenced operations in October 2008, operates online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services, generally at a discount. Consumers access those marketplaces through the Company's websites, primarily localized groupon.com sites in many countries, and its mobile applications.
The Company's operations are organized into three segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of the Company's international operations ("Rest of World"). See Note 13, "Segment Information."
In May 2015, the Company sold a controlling stake in its subsidiary Ticket Monster, Inc. ("Ticket Monster"), an entity based in the Republic of Korea, that resulted in its deconsolidation. The financial results of Ticket Monster, including the gain on disposition and related income tax effects, are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2015. See Note 2, "Discontinued Operations and Other Dispositions," for additional information.
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
Adoption of New Accounting Standards
The Company adopted the guidance in Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, on January 1, 2016. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the impact of that change in accounting policy has been recorded as a $3.1 million cumulative effect adjustment to its accumulated deficit as of January 1, 2016. Additionally, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2016 and the impact of applying that guidance was not material to the condensed consolidated financial statements for the three and nine months ended September 30, 2016. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a retrospective basis, which has resulted in a $6.2 million increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2015, as compared to the amounts previously reported. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.
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
The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the nine months ended September 30, 2015 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Nine Months Ended September 30, 2015 (1)
Third party and other revenue	$28,145
Direct revenue	39,065
Third party and other cost of revenue	(13,958)
Direct cost of revenue	(38,031)
Marketing expense	(8,495)
Selling, general and administrative expense	(38,102)
Other income, net	96
Loss from discontinued operations before gain on disposition and provision for income taxes	(31,280)
Gain on disposition	202,158
Provision for income taxes	(37,415)
Income (loss) from discontinued operations, net of tax	$133,463

(1)	The income from discontinued operations, net of tax, for the nine months ended September 30, 2015 includes the results of Ticket Monster through the disposition date of May 27, 2015.
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

Other Dispositions

The gains from the transactions below are presented within "Gains on business dispositions" in the accompanying condensed consolidated statements of operations. The financial results of those entities are presented within income from continuing operations in the accompanying condensed consolidated financial statements through the their respective disposition dates. Those financial results were not material for the three and nine months ended September 30, 2016 and 2015.

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

Breadcrumb

On May 9, 2016, the Company sold its point of sale business ("Breadcrumb") in exchange for a minority investment in the acquirer. See Note 4, "Investments," for information about this transaction. The Company recognized a pre-tax gain on the disposition of $0.4 million, which represents the excess of (a) $8.2 million in net consideration received, consisting of the $8.3 million fair value of the investment acquired, less $0.1 million in transaction costs, over (b) the $7.8 million net book value of Breadcrumb upon the closing of the transaction. The Company did not receive any cash proceeds in connection with the transaction.

Groupon Indonesia

On August 5, 2016, the Company sold its subsidiary in Indonesia ("Groupon Indonesia") in exchange for a minority investment in the acquirer. See Note 4, "Investments," for information about this transaction. The Company recognized a pre-tax gain on the disposition of $2.1 million, which represents the excess of (a) the sum of (i) $2.4 million in net consideration received, consisting of the $2.7 million fair value of the investment acquired, less $0.3 million in transaction costs, and (ii) its $0.2 million cumulative translation loss, which was reclassified to earnings, over (b) the $0.1 million net book value of Groupon Indonesia upon closing of the transaction. The Company did not receive any cash proceeds in connection with the transaction.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the nine months ended September 30, 2016 (in thousands):

	North America	EMEA	Rest of World	Consolidated
Balance as of December 31, 2015	$178,746	$92,063	$16,523	$287,332
Goodwill related to acquisition	671	—	—	671
Goodwill related to dispositions	(1,260)	—	(324)	(1,584)
Foreign currency translation	(1)	2,593	845	3,437
Balance as of September 30, 2016	$178,156	$94,656	$17,044	$289,856
The following tables summarize the Company's intangible assets (in thousands):

	September 30, 2016
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$53,402	$48,177	$5,225
Merchant relationships	9,776	8,609	1,167
Trade names	11,190	8,331	2,859
Developed technology	36,398	29,188	7,210
Brand relationships	7,960	4,267	3,693
Other intangible assets	23,097	17,776	5,321
Total	$141,823	$116,348	$25,475

	December 31, 2015
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	$52,204	$43,725	$8,479
Merchant relationships	9,648	8,064	1,584
Trade names	11,013	7,396	3,617
Developed technology	37,103	25,436	11,667
Brand relationships	7,960	3,073	4,887
Other intangible assets	20,638	14,389	6,249
Total	$138,566	$102,083	$36,483

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets was $4.4 million and $5.2 million for the three months ended September 30, 2016 and 2015, respectively, and $13.6 million and $15.0 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2016	$3,818
2017	11,927
2018	8,057
2019	985
2020	608
Thereafter	80
Total	$25,475
4. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	September 30, 2016	Percent Ownership of Voting Stock			December 31, 2015	Percent Ownership of Voting Stock
Available-for-sale securities:
Convertible debt securities	$9,931				$10,116
Redeemable preferred shares	17,177	19%	to	25%	22,834	17%	to	25%
Total available-for-sale securities	27,108				32,950
Cost method investments	30,085	2%	to	19%	14,561	2%	to	10%
Fair value option investments	123,424	41%	to	45%	130,725	43%	to	45%
Total investments	$180,617				$178,236
The following table summarizes the amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company's available-for-sale securities as of September 30, 2016 and December 31, 2015, respectively (in thousands):

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value
Available-for-sale securities:
Convertible debt securities	$8,263	$1,704	$(36)	$9,931	$9,234	$882	$—	$10,116
Redeemable preferred shares	18,375	—	(1,198)	17,177	22,973	—	(139)	22,834
Total available-for-sale securities	$26,638	$1,704	$(1,234)	$27,108	$32,207	$882	$(139)	$32,950

(1)	Available-for-sale securities with an unrealized loss were in a loss position for less than 12 months.
Fair Value Option Investments
In connection with the dispositions of Ticket Monster in May 2015 and the Company's subsidiary in India ("Groupon

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
As of September 30, 2016, the Company has measured the fair value of the Monster LP investment primarily using the discounted cash flow method, which is an income approach. Under that method, the first step in determining the fair value of the investment that the Company holds is to estimate the fair value of Monster LP in its entirety. The key inputs to determining the fair value are cash flow forecasts and discount rates. As of September 30, 2016, the Company applied a discount rate of 21% in its discounted cash flow valuation of Monster LP. The Company also used a market approach valuation technique, which is based on market multiples of guideline companies, in determining the fair value of Monster LP as of September 30, 2016. The discounted cash flow and market approach valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of the investee. Once the Company has determined the fair value of Monster LP, it then determines the fair value of its specific investment in the entity. Monster LP has a complex capital structure, so the Company applies an option-pricing model that considers the liquidation preferences of the respective classes of ownership interests in Monster LP to determine the fair value of its ownership interest in the entity. The Company recognized gains of $2.3 million and $0.9 million from changes in the fair value of its investment in Monster LP for the three and nine months ended September 30, 2016, respectively.
The following table summarizes the condensed financial information for Monster LP as of September 30, 2015, for the three months ended September 30, 2015 and for the period from May 28, 2015 through September 30, 2015 (in thousands):

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

As of September 30, 2016, the Company has measured the fair value of the GroupMax investment primarily using the discounted cash flow method. The key inputs to determining the fair value are cash flow forecasts and discount rates. As of September 30, 2016, the Company applied a discount rate of 20% in its discounted cash flow valuation of GroupMax. The Company also used a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of GroupMax as of September 30, 2016. The discounted cash flow and market approach valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of the investee. Once the Company has determined the fair value of GroupMax, it then determines the fair value of its specific investment in the entity. GroupMax has a complex capital structure, so the Company applies an option-pricing model that considers the liquidation preferences of the respective classes of ownership interests in GroupMax to determine the fair value of its ownership interest in the entity. The Company recognized losses of $3.9 million and $8.2 million from changes in the fair value of its investment in GroupMax for the three and nine months ended September 30, 2016, respectively.     As of September 30, 2016, the Company has an outstanding receivable due from GroupMax with a carrying amount of $1.1 million.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Other Investments
On May 9, 2016, the Company acquired a 13% minority investment in the preferred stock of a restaurant software provider as consideration for the sale of Breadcrumb. The preferred stock was recorded at its $8.3 million acquisition date fair value and is accounted for as a cost method investment.

On August 5, 2016, the Company acquired a 7% minority investment in the preferred stock of a company that connects consumers with fitness, beauty and wellness businesses in Asia, as consideration for the sale of Groupon Indonesia. The preferred stock was recorded at its $2.7 million acquisition date fair value and is accounted for as a cost method investment.
5. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other income (expense), net for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$593	$331	$1,449	$888
Interest expense	(5,778)	(783)	(11,759)	(1,926)
Gains (losses), net on changes in fair value of investments	(1,594)	(2,564)	(7,301)	(2,114)
Foreign currency gains (losses), net (1)	234	(5,153)	5,362	(22,118)
Other	(483)	9	(2,054)	124
Other income (expense), net	$(7,028)	$(8,160)	$(14,303)	$(25,146)

(1)
Foreign currency gains (losses), net for the nine months ended September 30, 2016 includes $0.3 million of net cumulative translation gains that were reclassified to earnings as a result of the Company's exit from certain countries as part of its restructuring plan. Refer to Note 9, "Restructuring," for additional information. Foreign currency gains (losses), net for the nine months ended September 30, 2015 includes a $4.4 million loss related to the cumulative translation adjustment from the Company's legacy business in the Republic of Korea that was reclassified to earnings as a result of the Ticket Monster disposition.

The following table summarizes the Company's prepaid expenses and other current assets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Finished goods inventories	$38,297	$42,305
Prepaid expenses	63,352	49,134
Income taxes receivable	21,967	32,483
VAT receivable	10,100	14,305
Other	11,564	15,478
Total prepaid expenses and other current assets	$145,280	$153,705
The following table summarizes the Company's accrued merchant and supplier payables as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Accrued merchant payables	$403,779	$471,607
Accrued supplier payables (1)	205,160	304,604
Total accrued merchant and supplier payables	$608,939	$776,211

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes the Company's accrued expenses and other current liabilities as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Refunds reserve	$27,492	$35,297
Payroll and benefits	62,904	50,454
Customer credits	32,706	32,293
Restructuring-related liabilities	11,200	11,556
Income taxes payable	10,033	13,885
Deferred revenue	35,873	40,396
Current portion of capital lease obligations	30,435	26,776
Other (1)	143,053	192,067
Total accrued expenses and other current liabilities	$353,696	$402,724

(1)
As of December 31, 2015, Other included a $45.0 million liability for the Company's securities litigation matter (see Note 7, "Commitments and Contingencies"). Final court approval of the settlement for that matter was granted on July 13, 2016 and the Company's settlement obligation was satisfied during the three months ended September 30, 2016.

The following table summarizes the Company's other non-current liabilities as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Long-term tax liabilities	$53,230	$46,506
Capital lease obligations	23,240	30,943
Other	37,134	36,091
Total other non-current liabilities	$113,604	$113,540
The following table summarizes the components of accumulated other comprehensive income (loss) as of September 30, 2016 and December 31, 2015 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Pension adjustments	Total
Balance as of December 31, 2015	$52,261	$458	$(1,513)	$51,206
Other comprehensive income (loss) before reclassification adjustments	(3,183)	(184)	69	(3,298)
Reclassification adjustments included in net income (loss)	(7,776)	—	—	(7,776)
Other comprehensive income (loss)	(10,959)	(184)	69	(11,074)
Balance as of September 30, 2016	$41,302	$274	$(1,444)	$40,132
6. FINANCING ARRANGEMENTS
Convertible Senior Notes

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The carrying amount of the Notes consisted of the following (in thousands):

September 30, 2016
Liability component:
Principal amount	$250,000
Less: debt discount	(73,527)
Net carrying amount of liability component	$176,473

Net carrying amount of equity component	$67,329

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The estimated fair value of the Notes as of September 30, 2016 was $298.0 million and was determined using a lattice model. The Company classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as its stock price volatility over the term of the Notes and its cost of debt.
As of September 30, 2016, the remaining term of the Notes is approximately 5 years, 6 months. During the three and nine months ended September 30, 2016, the Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Contractual interest expense based on 3.25% of the principal amount per annum	$2,032	$4,063
Amortization of debt discount	2,458	4,854
Total interest expense	$4,490	$8,917
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
The amounts paid and received for the convertible note hedges and warrants have been recorded in additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2016. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
Under the if-converted method, the shares of common stock underlying the conversion option in the Notes are included in the diluted earnings per share denominator and the interest expense on the Notes, net of tax, is added to the numerator. However, upon conversion, there will be no economic dilution from the Notes, as exercise of the convertible note hedges eliminates any dilution from the Notes that would have otherwise occurred when the price of the Company’s Common Stock exceeds the conversion price. Taken together, the purchase of the convertible note hedges and sale of warrants are intended to offset any actual dilution from the conversion of these Notes and to effectively increase the overall conversion price from $5.40 to $8.50 per share. Based on the closing price of the Company's Common Stock of $5.15 on September 30, 2016, the if-converted value of the Notes was less than the principal amount.
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
As of September 30, 2016 and December 31, 2015, the Company had no borrowings under the Amended and Restated Credit Agreement or the Original Credit Agreement, respectively, and was in compliance with all covenants. As of September 30, 2016 and December 31, 2015, the Company had outstanding letters of credit of $11.4 million and $11.6 million, respectively, under the Amended and Restated Credit Agreement and the Original Credit Agreement.
7. COMMITMENTS AND CONTINGENCIES
The Company's commitments as of September 30, 2016 did not materially change from the amounts set forth in the Company's 2015 Annual Report on Form 10-K.
Legal Matters and Other Contingencies
From time to time, the Company is party to various legal proceedings incident to the operation of its business. For example, the Company is currently involved in proceedings brought by former employees and merchants, intellectual property infringement suits and suits by customers (individually or as class actions) alleging, among other things, violations of the Credit Card Accountability, Responsibility and Disclosure Act and state laws governing gift cards, stored value cards and coupons. The following is a brief description of significant legal proceedings.

The Company was a defendant in a proceeding pursuant to which, on October 29, 2012, a consolidated amended class action complaint was filed against the Company, certain of its directors and officers, and the underwriters that participated in the initial public offering of the Company's Class A common stock.  The case was pending before the United States District Court for the Northern District of Illinois: In re Groupon, Inc. Securities Litigation. In the first quarter of 2016, the parties entered into a term sheet to settle the litigation that provides for a settlement payment to the class of $45.0 million in cash, including plaintiff’s attorneys’ fees, in exchange for a full and final release and also includes a denial of liability or any wrongdoing by the Company and the other defendants. On April 7, 2016, the Court entered an order preliminarily approving the settlement. On April 21, 2016, a $45.0 million settlement payment was made into an escrow account. On July 13, 2016, the Court entered an order providing final approval of the settlement and final judgment, dismissing the action with prejudice. The Company derecognized its liability for the matter and its related asset for the amount previously funded into the escrow account at that time.

Federal and state purported stockholder derivative lawsuits have been filed against certain of the Company's current and former directors and officers.  The federal purported stockholder derivative lawsuit was originally filed in April 2012, and a consolidated stockholder derivative complaint, filed on July 30, 2012, is currently pending in the United States District Court for the Northern District of Illinois: In re Groupon Derivative Litigation.  The state derivative cases are currently pending before the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., was filed on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. In the first quarter of 2016, the parties reached an agreement in principle to settle the litigation. The agreement, which is subject to court approval, provides that the Company will implement certain corporate reforms. On September 19, 2016, the parties participated in a mediation regarding a reasonable plaintiffs’ attorneys’ fee award to be paid as part of the settlement. The parties did not reach agreement and continue to negotiate that aspect of the settlement.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In 2010, the Company was named as a defendant in a series of class actions that were consolidated in the U.S. District Court for the Southern District of California. The consolidated actions are referred to as In re Groupon Marketing and Sales Practices Litigation. In July 2015, the parties reached an agreement in principle regarding a settlement involving a combination of cash and Groupon credits, worth a total of $8.5 million. On March 23, 2016, the district court granted final approval of the settlement over various objections posed by two individuals and entered judgment pursuant to the settlement. In April 2016, the two individuals who had objected filed notices of appeal with the Ninth Circuit Court of Appeals. One appeal challenged the district court’s approval of the class action settlement; the other appeal challenged the district court’s denial of the objector’s request for an award of attorney’s fees. The appeal challenging the approval of the settlement was dismissed on June 23, 2016, and the settlement became final and non-appealable as of that date. The case was dismissed with prejudice and settlement claims are being validated and processed. The Company was fully reserved for the settlement amount as of September 30, 2016 and December 31, 2015.

On March 2, 2016, International Business Machines Corporation ("IBM") filed a complaint in the United States District Court for the District of Delaware against the Company.  In the complaint, IBM alleges that the Company has infringed and continues to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees.  On May 9, 2016, the Company filed a complaint in the United States District Court for the Northern District of Illinois against IBM.  The Company alleges that IBM has infringed and continues to willfully infringe one of the Company’s patents relating to location-based services. The Company intends to seek damages and injunctive relief for IBM’s infringement of this patent. IBM filed a motion to dismiss this case, and the court has yet to rule on that motion. Further, the Company plans to vigorously defend against the claims filed by IBM.

In addition, other third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their intellectual property rights. The Company is subject to intellectual property disputes, including patent infringement claims, and expects that it will increasingly be subject to intellectual property infringement claims as its services expand in scope and complexity. The Company has in the past litigated such claims, and the Company is presently involved in several patent infringement and other intellectual property-related claims, including pending litigation or trademark disputes, some of which could involve potentially substantial claims for damages. The Company may also become more vulnerable to third party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and as the Company becomes subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. The Company believes that additional lawsuits alleging that it has violated patent, copyright or trademark laws will be filed against it. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in the Company's methods of doing business, or could require it to enter into costly royalty or licensing agreements.

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

Indemnifications

In the normal course of business to facilitate transactions related to its operations, the Company indemnifies certain parties, including employees, lessors, service providers and merchants, with respect to various matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against those parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. The Company is also subject to increased exposure to various claims as a result of its acquisitions, particularly in cases where the Company is entering into new businesses in connection with such acquisitions. The Company may also become more vulnerable to claims as it expands the range and scope of its services and is subject to laws in jurisdictions where the underlying laws with respect to potential liability are either unclear or less favorable. In addition, the Company has entered into indemnification agreements with its officers, directors and underwriters, and the Company's bylaws contain similar indemnification obligations that cover officers, directors, employees and other agents.

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
Share Repurchase Program
The Board previously authorized the Company to repurchase up to $500.0 million of its Class A common stock through August 2017 under its current share repurchase program. In April 2016, the Board approved an increase of $200.0 million to its share repurchase program and an extension of the program through April 2018. During the three and nine months ended September 30, 2016, the Company purchased 5,213,778 and 30,829,948 shares, respectively, for an aggregate purchase price of $24.6 million and $112.5 million (including fees and commissions) under that program. As of September 30, 2016, up to $244.7 million of Class A common stock remained available for purchase under that program. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of September 30, 2016, 79,071,218 shares were available for future issuance under the Plans.
The Company recognized stock-based compensation expense from continuing operations of $26.4 million and $35.6 million for the three months ended September 30, 2016 and 2015, respectively, and $94.8 million and $109.2 million for the nine months ended September 30, 2016 and 2015, respectively, related to stock awards issued under the Plans and acquisition-related awards. The Company recognized stock-based compensation expense from discontinued operations of $5.3 million for the nine months ended September 30, 2015. The Company also capitalized $2.3 million and $2.8 million of stock-based compensation for the three months ended September 30, 2016 and 2015, respectively, and $7.3 million and $9.2 million of stock-based compensation for the nine months ended September 30, 2016 and 2015, respectively, in connection with internally-developed software.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of September 30, 2016, a total of $124.8 million of unrecognized compensation costs related to unvested employee stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted-average period of 1.00 year.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the nine months ended September 30, 2016 and 2015, 1,669,782 and 1,037,198 shares of common stock were issued under the ESPP, respectively.
Stock Options
The table below summarizes the stock option activity for the nine months ended September 30, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2015	1,584,832	$0.95	3.96	$3,360
Exercised	(490,283)	1.26
Forfeited	(100,977)	0.86
Outstanding and exercisable at September 30, 2016	993,572	$0.78	3.09	$4,342

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of September 30, 2016 and December 31, 2015, respectively.

Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years. Restricted stock units are generally amortized on a straight-line basis over the requisite service period, except for restricted stock units with performance conditions and ratable vesting, which are amortized using the accelerated method. In May 2015, 575,744 restricted stock units previously granted to Ticket Monster employees were modified to permit continued vesting following the Company’s sale of its controlling stake in Ticket Monster. These nonemployee restricted stock units, which require ongoing employment with Ticket Monster to vest, are remeasured to fair value each reporting period. As of September 30, 2016, 194,522 nonemployee restricted stock units were outstanding.
The table below summarizes activity regarding unvested restricted stock units granted under the Plans for the nine months ended September 30, 2016:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2015	39,143,509	$6.53
Granted	17,163,910	$3.73
Vested	(17,667,674)	$6.02
Forfeited	(9,681,219)	$6.53
Unvested at September 30, 2016	28,958,526	$5.19
Restricted Stock Awards
The Company has granted restricted stock awards in connection with business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service periods, which extend through January 2018.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes activity regarding unvested restricted stock for the nine months ended September 30, 2016:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2015	1,908,408	$5.72
Granted	—	$—
Vested	(492,422)	$7.42
Forfeited	(196,968)	$7.42
Unvested at September 30, 2016	1,219,018	$4.76
Performance Share Units
During the nine months ended September 30, 2016, the Company granted 389,046 performance share units to certain key employees. The vesting of these awards into shares of the Company’s Class A common stock is contingent upon the Company’s achievement of specified financial and operational targets for the year ended December 31, 2016 and is subject to continued employment through the performance period. The weighted-average grant date fair value of the performance share units was $3.78 per share. There were no shares vested or forfeited during the nine months ended September 30, 2016.

9. RESTRUCTURING
In September 2015, the Company commenced a restructuring plan relating primarily to workforce reductions in its international operations. The Company has also undertaken workforce reductions in its North America segment. In addition to workforce reductions in its ongoing markets, the Company has ceased operations in six countries within its Rest of World segment and 11 countries within its EMEA segment as part of the restructuring plan, including four countries within its EMEA segment that were exited during the nine months ended September 30, 2016. The total revenue and net loss for the countries exited under the restructuring plan were $11.2 million and $2.2 million, respectively, for the three months ended September 30, 2015. The total revenue and net loss for the countries exited under the restructuring plan were $39.5 million and $8.0 million, respectively, for the nine months ended September 30, 2015. The total revenue and net loss for the countries exited under the restructuring plan for the nine months ended September 30, 2016 were not material. Costs related to the restructuring plan are classified as “Restructuring charges” on the condensed consolidated statements of operations.

From the inception of its restructuring plan in September 2015 through September 30, 2016, the Company has incurred cumulative costs for employee severance and benefits and other exit costs of $52.2 million under the plan. In addition to those costs, the Company has incurred cumulative long-lived asset impairment charges of $7.3 million resulting from its restructuring activities. Management continues to explore potential further restructuring actions in connection with its efforts to optimize the Company’s cost structure and global footprint.

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the three months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016
	Employee Severance and Benefit Costs (1)	Other Exit Costs	Total Restructuring Charges
North America	$274	$695	$969
EMEA	(412)	224	(188)
Rest of World	580	98	678
Consolidated	$442	$1,017	$1,459

(1)
The employee severance and benefit costs for the three months ended September 30, 2016 relates to the termination of approximately 150 employees. Substantially all of the remaining cash payments for those costs are expected to be disbursed through June 30, 2017.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the nine months ended September 30, 2016 (in thousands):

	Nine Months Ended September 30, 2016
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$6,487	$45	$2,862	$9,394
EMEA	15,417	—	553	15,970
Rest of World	4,301	—	323	4,624
Consolidated	$26,205	$45	$3,738	$29,988

(1)
The employee severance and benefit costs for the nine months ended September 30, 2016 relates to the termination of approximately 900 employees. Substantially all of the remaining cash payments for those costs are expected to be disbursed through December 31, 2017.

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the three and nine months ended September 30, 2015 (in thousands):

	Three and Nine Months Ended September 30, 2015
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$890	$—	$511	$1,401
EMEA	19,652	—	83	19,735
Rest of World	2,017	345	648	3,010
Consolidated	$22,559	$345	$1,242	$24,146

(1)	The employee severance and benefit costs for the three and nine months ended September 30, 2015 related to the termination of approximately 1,200 employees.
The following table summarizes restructuring liability activity for the nine months ended September 30, 2016 (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2015	$9,017	$2,539	$11,556
Charges payable in cash (1)	21,520	3,739	25,259
Cash payments	(20,268)	(5,583)	(25,851)
Foreign currency translation	223	13	236
Balance as of September 30, 2016	$10,492	$708	$11,200

(1)
Excludes stock-based compensation of $4.7 million related to accelerated vesting of stock-based compensation awards for certain employees terminated as a result of the Company's restructuring activities for the nine months ended September 30, 2016.

10. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended September 30, 2016, the Company recorded income tax expense from continuing operations of $2.1 million on a pre-tax loss from continuing operations of $33.7 million. For the three months ended September 30, 2015, the Company recorded an income tax benefit from continuing operations of $54.0 million on a pre-tax loss from continuing operations of $78.6 million.
For the nine months ended September 30, 2016, the Company recorded income tax expense from continuing operations of $1.6 million on a pre-tax loss from continuing operations of $131.5 million. For the nine months ended September 30, 2015,

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the Company recorded an income tax benefit from continuing operations of $42.9 million on a pre-tax loss from continuing operations of $99.5 million.
The Company's U.S. statutory rate is 35%. The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2016 was the pre-tax losses incurred by the Company's operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States. Significant factors impacting the effective tax rate for the three and nine months ended September 30, 2015 included pre-tax losses incurred by the Company's operations in certain foreign jurisdictions that had valuation allowances against their net deferred tax assets, from continuing operations in jurisdictions that the Company was not able to benefit due to uncertainty as to the realization of those losses, amortization of the tax effects of intercompany sales of intellectual property, nondeductible stock-based compensation expense and decreases in liabilities for uncertain tax positions.
The Company expects that its consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of its tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
The Company is currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of those audits. As of September 30, 2016, the Company believes that it is reasonably possible that changes of up to $24.9 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
See Note 2, "Discontinued Operations and Other Dispositions," for discussion of the income tax benefit from discontinued operations for the nine months ended September 30, 2015.
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
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$237,070	$237,070	$—	$—
Fair value option investments	123,424	—	—	123,424
Available-for-sale securities:
Convertible debt securities	9,931	—	—	9,931
Redeemable preferred shares	17,177	—	—	17,177

Liabilities:
Contingent consideration	14,626	—	—	14,626

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$305,179	$305,179	$—	$—
Fair value option investments	130,725	—	—	130,725
Available-for-sale securities:
Convertible debt securities	10,116	—	—	10,116
Redeemable preferred shares	22,834	—	—	22,834

Liabilities:
Contingent consideration	10,781	—	—	10,781

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Assets
Fair value option investments:
Beginning Balance	$125,018	$122,525	$130,725	$—
Acquisition of investments	—	16,400	—	138,475
Total gains (losses) included in earnings	(1,594)	(2,564)	(7,301)	(2,114)
Ending Balance	$123,424	$136,361	$123,424	$136,361
Unrealized gains (losses) still held (1)	$(1,594)	$(2,564)	$(7,301)	$(2,114)
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$10,573	$8,026	$10,116	$2,527
Purchase of convertible debt security	—	—	—	5,000
Sale of convertible debt security	(1,685)	—	(1,685)	—
Total gains (losses) included in other comprehensive income	566	(362)	786	(50)
Total gains (losses) included in other income (expense), net (2)	477	218	714	405
Ending Balance	$9,931	$7,882	$9,931	$7,882
Unrealized gains (losses) still held (1)	$1,043	$(144)	$1,500	$355
Redeemable preferred shares:
Beginning Balance	$22,343	$4,881	$22,834	$4,910
Total gains (losses) included in other comprehensive income (loss)	(592)	53	(1,083)	24
Transfer to cost method investment classification upon elimination of redemption feature	(4,574)	—	(4,574)	—
Ending Balance	$17,177	$4,934	$17,177	$4,934
Unrealized (losses) gains still held (1)	$(592)	$53	$(1,083)	$24

Liabilities
Contingent Consideration:
Beginning Balance	$14,788	$233	$10,781	$1,983
Issuance of contingent consideration in connection with acquisitions	—	9,605	—	9,605
Settlements of contingent consideration liabilities	—	—	—	(716)
Reclass to non-fair value liabilities when no longer contingent	—	—	(285)	(331)
Total losses (gains) included in earnings (3)	(162)	435	4,130	(268)
Ending Balance	$14,626	$10,273	$14,626	$10,273
Unrealized losses (gains) still held (1)	$(162)	$435	$4,004	$(656)

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the three and nine months ended September 30, 2016 and 2015.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the consolidated financial statements (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$30,085	$32,632	$14,561	$15,922
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
The Company's other financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of September 30, 2016 and December 31, 2015 due to their short-term nature.
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
The following table sets forth the computation of basic and diluted net income (loss) per share of Class A and Class B common stock for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator
Allocation of net income (loss) - continuing operations	$(35,643)	$(149)	$(24,522)	$(91)	$(132,567)	$(552)	$(56,414)	$(205)
Less: Allocation of net income (loss) attributable to noncontrolling interests	2,175	9	2,991	11	8,843	37	9,613	35

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Allocation of net income (loss) attributable to common stockholders - continuing operations	$(37,818)	$(158)	$(27,513)	$(102)	$(141,410)	$(589)	$(66,027)	$(240)
Allocation of net income (loss) attributable to common stockholders - discontinued operations	—	—	—	—	—	—	132,966	497
Allocation of net income (loss) attributable to common stockholders	$(37,818)	$(158)	$(27,513)	$(102)	$(141,410)	$(589)	$66,939	$257
Denominator
Weighted-average common shares outstanding	572,816,215	2,399,976	642,494,809	2,399,976	575,890,315	2,399,976	661,902,654	2,399,976
Basic net income (loss) per share:
Continuing operations	$(0.07)	$(0.07)	$(0.04)	$(0.04)	$(0.25)	$(0.25)	$(0.10)	$(0.10)
Discontinued operations	—	—	—	—	—	—	0.20	0.20
Basic net income (loss) per share	$(0.07)	$(0.07)	$(0.04)	$(0.04)	$(0.25)	$(0.25)	$0.10	$0.10

Diluted net income (loss) per share:
Numerator
Allocation of net income (loss) attributable to common stockholders for basic computation - continuing operations	$(37,818)	$(158)	$(27,513)	$(102)	$(141,410)	$(589)	$(66,027)	$(240)
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B (1)	—	—	—	—	—	—	—	—
Plus: Interest expense on convertible senior notes, net of tax (1)	—	—	—	—	—	—	—	—
Allocation of net income (loss) attributable to common stockholders - continuing operations	$(37,818)	$(158)	$(27,513)	$(102)	$(141,410)	$(589)	$(66,027)	$(240)
Allocation of net income (loss) attributable to common stockholders for basic computation - discontinued operations	$—	$—	$—	$—	$—	$—	$132,966	$497
Reallocation of net income (loss) attributable to common stockholders as a result of conversion of Class B (1)	—	—	—	—	—	—	—	—
Allocation of net income (loss) attributable to common stockholders - discontinued operations	—	—	—	—	—	—	132,966	497
Allocation of net income (loss) attributable to common stockholders	$(37,818)	$(158)	$(27,513)	$(102)	$(141,410)	$(589)	$66,939	$257
Denominator
Weighted-average common shares outstanding used in basic computation	572,816,215	2,399,976	642,494,809	2,399,976	575,890,315	2,399,976	661,902,654	2,399,976
Conversion of Class B and other dilutive items (1)	—	—	—	—	—	—	—	—
Weighted-average diluted shares outstanding (1)	572,816,215	2,399,976	642,494,809	2,399,976	575,890,315	2,399,976	661,902,654	2,399,976
Diluted net income (loss) per share:
Continuing operations	$(0.07)	$(0.07)	$(0.04)	$(0.04)	$(0.25)	$(0.25)	$(0.10)	$(0.10)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Discontinued operations	—	—	—	—	—	—	0.20	0.20
Diluted net income (loss) per share	$(0.07)	$(0.07)	$(0.04)	$(0.04)	$(0.25)	$(0.25)	$0.10	$0.10

(1)
Other dilutive items includes employee stock options, restricted shares, RSUs, convertible senior notes and warrants. The impact of the conversion of Class B common stock into Class A common stock, outstanding equity awards and outstanding convertible senior notes and warrants have not been reflected in the diluted income (loss) per share calculation for the three and nine months ended September 30, 2016 and 2015 because the effect on net income (loss) per share from continuing operations would be antidilutive.

The following weighted-average outstanding equity awards are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	1,085,188	1,778,711	1,263,796	1,966,846
Restricted stock units	31,375,699	41,788,616	35,119,921	41,004,715
Restricted stock	1,219,018	1,740,104	1,377,116	1,108,814
ESPP shares	1,079,839	1,100,701	1,237,057	853,020
Convertible senior notes	46,296,300	—	30,185,866	—
Warrants	46,296,300	—	24,250,443	—
Total	127,352,344	46,408,132	93,434,199	44,933,395
In addition to the antidilutive awards as set forth in the table above, the Company also granted 389,046 performance share units to certain key employees during the nine months ended September 30, 2016. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. These outstanding performance share units have been excluded from the table above for the nine months ended September 30, 2016 as the performance conditions were not satisfied as of the end of the period.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Revenue and profit or loss information by reportable segment reconciled to consolidated net income (loss) for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North America
Revenue (1)	$483,281	$463,931	$1,501,016	$1,425,095
Segment cost of revenue and operating expenses (3) (4) (5)	483,036	494,843	1,510,731	1,404,472
Segment operating income (loss) (3)	245	(30,912)	(9,715)	20,623
EMEA
Revenue (1)	196,573	199,287	583,848	619,554
Segment cost of revenue and operating expenses (3) (4) (6)	192,692	195,397	570,294	586,343
Segment operating income (loss) (3)	3,881	3,890	13,554	33,211
Rest of World
Revenue	40,614	50,377	123,605	157,697
Segment cost of revenue and operating expenses (3) (4)	45,284	57,282	146,247	175,542
Segment operating income (loss) (3)	(4,670)	(6,905)	(22,642)	(17,845)
Consolidated
Revenue	720,468	713,595	2,208,469	2,202,346
Segment cost of revenue and operating expenses (3) (4)	721,012	747,522	2,227,272	2,166,357
Segment operating income (loss) (3)	(544)	(33,927)	(18,803)	35,989
Stock-based compensation (2)	26,150	35,432	94,079	109,043
Acquisition-related expense (benefit), net	(9)	1,064	4,305	1,300
Income (loss) from operations	(26,685)	(70,423)	(117,187)	(74,354)
Other income (expense), net	(7,028)	(8,160)	(14,303)	(25,146)
Income (loss) from continuing operations before provision (benefit) for income taxes	(33,713)	(78,583)	(131,490)	(99,500)
Provision (benefit) for income taxes	2,079	(53,970)	1,629	(42,881)
Income (loss) from continuing operations	(35,792)	(24,613)	(133,119)	(56,619)
Income (loss) from discontinued operations, net of tax	—	—	—	133,463
Net income (loss)	$(35,792)	$(24,613)	$(133,119)	$76,844

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(1)
North America includes revenue from the United States of $476.3 million and $457.7 million for the three months ended September 30, 2016 and 2015, respectively, and $1,477.7 million and $1,405.3 million for the nine months ended September 30, 2016 and 2015, respectively. EMEA includes revenue from Switzerland of $130.6 million and $112.1 million for the three months ended September 30, 2016 and 2015, respectively, and $374.1 million and $343.3 million for the nine months ended September 30, 2016 and 2015, respectively. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and nine months ended September 30, 2016 and 2015.

(2)
Includes stock-based compensation classified within cost of revenue, marketing expense, selling, general and administrative expense and restructuring charges. Other income (expense), net, includes $0.3 million and $0.7 million of additional stock-based compensation for the three and nine months ended September 30, 2016 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2015.

(3)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that the Company's chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The following table summarizes the Company's stock-based compensation expense and acquisition-related expense (benefit), net by reportable segment for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$24,725	$(9)	$30,324	$1,064	$83,668	$4,305	$95,607	$1,300
EMEA	298	—	3,441	—	6,153	—	8,881	—
Rest of World	1,419	—	1,810	—	4,929	—	4,716	—
Consolidated	$26,442	$(9)	$35,575	$1,064	$94,750	$4,305	$109,204	$1,300

(4)
Segment cost of revenue and operating expenses for the three months ended September 30, 2016 includes restructuring charges of $1.0 million in North America, $(0.2) million in EMEA and $0.7 million in Rest of World. Segment cost of revenue and operating expenses for the nine months ended September 30, 2016 includes restructuring charges of $6.8 million in North America (which excludes $2.6 million of stock-based compensation), $13.9 million in EMEA (which excludes $2.1 million of stock-based compensation) and $4.6 million in Rest of World (which excludes $0.02 million of stock-based compensation). Segment cost of revenue and operating expenses for the three and nine months ended September 30, 2015 includes restructuring charges of $1.4 million in North America, $19.7 million in EMEA and $3.0 million in Rest of World. See Note 9, "Restructuring," for additional information.

(5)
Segment cost of revenue and operating expenses for North America for the three and nine months ended September 30, 2015 includes a $37.5 million expense related to an increase in the Company's contingent liability for its securities litigation matter. See Note 7, "Commitments and Contingencies," for additional information.

(6)
Segment cost of revenue and operating expenses for EMEA for the three and nine months ended September 30, 2015 includes a $6.7 million expense for the write-off of a prepaid asset related to a marketing program that was discontinued because the counterparty ceased operations.

The following table summarizes the Company's total assets by reportable segment as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
North America (1)	$977,064	$1,063,595
EMEA	419,635	508,353
Rest of World	216,842	224,316
Consolidated total assets	$1,613,541	$1,796,264

(1)
North America contains assets from the United States of $925.5 million and $1,018.2 million as of September 30, 2016 and December 31, 2015, respectively. There were no other individual countries that represented more than 10% of consolidated total assets as of September 30, 2016 and December 31, 2015.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Category Information
The Company offers goods and services through its online local commerce marketplaces in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Collectively, Local and Travel comprise the Company's "Services" deal offerings and Goods, which it also refers to as "Shopping," reflects its product offerings. The Company also earns advertising revenue, payment processing revenue and commission revenue generated when customers make purchases with retailers using digital coupons accessed through the Company's websites and mobile applications. Revenue and gross profit from these other sources, which are primarily generated through the Company's relationships with local and national merchants, are included within the Local category in the tables below.
The following table summarizes the Company's third party and other and direct revenue from continuing operations by category for its three reportable segments for the three months ended September 30, 2016 and 2015 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Local (1):
Third party and other	$176,220	$163,786	$58,581	$70,781	$21,876	$26,372	$256,677	$260,939

Travel:
Third party	21,241	21,394	12,866	13,561	5,075	6,135	39,182	41,090
Total services	197,461	185,180	71,447	84,342	26,951	32,507	295,859	302,029

Goods:
Third party	1,965	1,643	4,789	11,837	7,223	10,797	13,977	24,277
Direct	283,855	277,108	120,337	103,108	6,440	7,073	410,632	387,289
Total	285,820	278,751	125,126	114,945	13,663	17,870	424,609	411,566

Total revenue	$483,281	$463,931	$196,573	$199,287	$40,614	$50,377	$720,468	$713,595

(1)	Includes revenue from deals with local and national merchants and through local events.
The following table summarizes the Company's third party and other and direct revenue from continuing operations by category for its three reportable segments for the nine months ended September 30, 2016 and 2015 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Local (1):
Third party and other	$552,512	$517,111	$181,083	$228,860	$66,419	$85,152	$800,014	$831,123

Travel:
Third party	63,556	63,341	34,753	41,378	14,445	18,993	112,754	123,712
Total services	616,068	580,452	215,836	270,238	80,864	104,145	912,768	954,835

Goods:
Third party	6,319	3,962	20,792	33,517	22,654	34,959	49,765	72,438
Direct	878,629	840,681	347,220	315,799	20,087	18,593	1,245,936	1,175,073
Total	884,948	844,643	368,012	349,316	42,741	53,552	1,295,701	1,247,511

Total revenue	$1,501,016	$1,425,095	$583,848	$619,554	$123,605	$157,697	$2,208,469	$2,202,346

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(1)	Includes revenue from deals with local and national merchants and through local events.
The following table summarizes the Company's gross profit from continuing operations by category for its three reportable segments for the three months ended September 30, 2016 and 2015 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Local (1):
Third party and other	$152,873	$138,798	$54,467	$66,288	$18,645	$22,568	$225,985	$227,654

Travel:
Third party	17,257	17,644	11,882	12,323	3,962	4,859	33,101	34,826
Total services	170,130	156,442	66,349	78,611	22,607	27,427	259,086	262,480

Goods:
Third party	1,509	1,359	4,156	10,025	4,666	6,392	10,331	17,776
Direct	30,022	33,442	14,554	14,880	124	334	44,700	48,656
Total	31,531	34,801	18,710	24,905	4,790	6,726	55,031	66,432

Total gross profit	$201,661	$191,243	$85,059	$103,516	$27,397	$34,153	$314,117	$328,912

(1)	Includes gross profit from deals with local and national merchants and through local events.
The following table summarizes the Company's gross profit from continuing operations by category for its three reportable segments for the nine months ended September 30, 2016 and 2015 (in thousands):

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Local (1):
Third party and other	$475,703	$441,148	$169,579	$213,914	$56,155	$73,296	$701,437	$728,358

Travel:
Third party	49,303	51,820	31,881	36,662	11,199	14,777	92,383	103,259
Total services	525,006	492,968	201,460	250,576	67,354	88,073	793,820	831,617

Goods:
Third party	5,201	3,201	18,027	27,997	14,485	19,166	37,713	50,364
Direct	104,571	86,121	50,620	44,267	309	956	155,500	131,344
Total	109,772	89,322	68,647	72,264	14,794	20,122	193,213	181,708

Total gross profit	$634,778	$582,290	$270,107	$322,840	$82,148	$108,195	$987,033	$1,013,325

(1)	Includes gross profit from deals with local and national merchants and through local events.
14. SUBSEQUENT EVENT
On October 24, 2016, the Company entered into an agreement to acquire all of the outstanding shares of LivingSocial, Inc. The acquisition is expected to close by early November 2016, subject to satisfaction of customary closing conditions. The acquisition consideration is not material.

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
Our operations are organized into three segments: North America, EMEA, which is comprised of Europe, Middle East and Africa, and the remainder of our international operations ("Rest of World"). See Note 13, "Segment Information," for further information. For the three months ended September 30, 2016, we derived 67.1% of our revenue from our North America segment, 27.3% of our revenue from our EMEA segment and 5.6% of our revenue from our Rest of World segment. For the nine months ended September 30, 2016, we derived 68.0% of our revenue from our North America segment, 26.4% of our revenue from our EMEA segment and 5.6% of our revenue from our Rest of World segment.
We offer deals through our online local commerce marketplaces in three primary categories: Local Deals ("Local"), Groupon Goods ("Goods") and Groupon Getaways ("Travel"). Collectively, Local and Travel comprise our "Services" offerings, and Goods, which we also refer to as "Shopping," reflects our product offerings. In our Goods category, we often act as the merchant of record, particularly for product offerings in North America and in EMEA. Our revenue from deals where we act as a third party marketing agent is the purchase price paid by the customer for a Groupon voucher (a "Groupon") less an agreed upon portion of the purchase price paid to the featured merchants. Our direct revenue from deals where we act as the merchant of record is the purchase price paid by the customer. We generated revenue of $720.5 million during the three months ended September 30, 2016, as compared to $713.6 million during the three months ended September 30, 2015. We generated revenue of $2,208.5 million during the nine months ended September 30, 2016, as compared to $2,202.3 million during the nine months ended September 30, 2015.
In May 2015, the Company sold a controlling stake in Ticket Monster that resulted in its deconsolidation. The financial results of Ticket Monster, including the gain on disposition and related tax effects, are presented as discontinued operations for the three and nine months ended September 30, 2015. See Note 2, "Discontinued Operations and Other Dispositions," for additional information. Unless otherwise stated, all amounts discussed below represent continuing operations.
In September 2015, we commenced a restructuring plan relating primarily to workforce reductions in our international operations. We have also undertaken workforce reductions in our North America segment. See Note 9, "Restructuring," for additional information. We continue to explore further restructuring actions in connection with our efforts to optimize our cost structure and global footprint.

In November 2015, we announced a number of strategic changes in our business. We have significantly increased marketing expenses in connection with our efforts to accelerate customer growth. These increased expenditures have increased our operating losses and reduced our Adjusted EBITDA (as defined below) for the nine months ended September 30, 2016. We have also de-emphasized lower margin product offerings in our Goods category. While this change in focus has generally contributed to improvements in the gross profit margins generated by that category, we believe that it has adversely impacted revenue growth in the current year. Additionally, we have ceased operations in six countries within our Rest of World segment and 11 countries within our EMEA segment as part of the restructuring plan discussed above.

We recently completed a strategic review of certain international markets in connection with our efforts to optimize our global footprint and focus on the markets that we believe to have the greatest potential to benefit our long-term financial performance. Based on that review, we have decided to focus our business on 15 core countries that are primarily based in North America and EMEA. We are pursuing strategic alternatives for the remaining 11 countries in which we currently operate, which are primarily based in Asia and Latin America. Those countries for which we are pursuing strategic alternatives and other options to exit include most of the operations making up our Rest of World segment.

On October 31, 2016, each share of our Class A common stock and Class B common stock will convert automatically into a single class of common stock (the "Conversion") pursuant to the terms of our Sixth Amended and Restated Certificate of Incorporation, as amended. Holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to 150 votes per share. We currently have 2,399,976 shares of Class B common stock issued and outstanding, all of which are held by our three founders. Following the Conversion, each share of common stock will be entitled to one vote per share and otherwise have the same designations, rights, powers and preferences as the Class A common stock prior to the Conversion. In addition, holders of the common stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.

On October 24, 2016, we entered into an agreement to acquire all of the outstanding shares of LivingSocial, Inc. The acquisition is expected to close by early November 2016, subject to satisfaction of customary closing conditions. The acquisition consideration is not material.

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
Financial Metrics

•
Gross billings. This metric represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds. For third party revenue transactions, gross billings differs from third party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue transactions, gross billings are equivalent to direct revenue reported in our consolidated statements of operations. We consider this metric to be an important indicator of our growth and business performance as it represents the dollar volume of transactions generated through our marketplaces. Tracking gross billings on third party revenue transactions also allows us to monitor the percentage of gross billings that we are able to retain after payments to our merchants.

•
Revenue. Third party revenue, which is earned from transactions in which we act as a marketing agent, is reported on a net basis as the purchase price received from the customer for a voucher less an agreed upon portion of the purchase price paid to the featured merchant. Direct revenue, which is earned from sales of merchandise inventory directly to customers through our online marketplaces, is reported on a gross basis as the purchase price received from the customer.

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

The following table presents the above financial metrics for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross billings	$1,432,155	$1,467,534	$4,397,047	$4,548,548
Revenue	720,468	713,595	2,208,469	2,202,346
Gross profit	314,117	328,912	987,033	1,013,325
Adjusted EBITDA	32,134	56,334	97,443	189,822
Free cash flow (1)	(53,690)	(35,375)	(220,772)	(19,189)
The most comparable U.S. GAAP performance measure for Adjusted EBITDA is "Income (loss) from continuing operations" and the most comparable U.S. GAAP liquidity measure for Free Cash Flow is "Net cash provided by (used in) operating activities from continuing operations." For further information and a reconciliation to the most applicable measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the "Results of Operations" section. The following table provides income (loss) from continuing operations and net cash provided by (used) in operating activities from continuing operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
Income (loss) from continuing operations	$(35,792)	$(24,613)	$(133,119)	$(56,619)
Net cash provided by (used in) operating activities from continuing operations	(40,822)	(7,640)	(171,557)	49,292

(1)
We adopted the guidance in ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We elected to apply that change in cash flow classification on a retrospective basis, which has resulted in a decrease of $0.03 million to free cash flow and net cash provided by (used in) operating activities for the three months ended September 30, 2015 and an increase of $6.2 million to free cash flow and net cash provided by (used in) operating activities for the nine months ended September 30, 2015, respectively.

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

Our active customers and gross billings per average active customer for the trailing twelve months ("TTM") ended September 30, 2016 and 2015 were as follows:

	Trailing Twelve Months Ended September 30,
	2016	2015
TTM Active customers (in thousands)	50,753	48,644
TTM Gross billings per average active customer	$122.82	$131.72
Our units for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Units (in thousands)	49,261	51,862	152,312	158,580
Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant relationships to be a vital part of our business model. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create more complete online marketplaces for local commerce. Our online marketplaces, which we sometimes refer to as "pull" marketplaces, enable customers to search and browse for deal offerings on our websites and mobile applications. In North America and many of our foreign markets, merchants often have a continuous presence on our websites and mobile applications by offering vouchers on an ongoing basis for an extended period of time. Currently, a substantial majority of our merchants in North America elect to offer deals in this manner, and we expect that trend to continue. However, merchants have the ability to withdraw their deal offerings, and we generally do not have noncancelable long-term arrangements to guarantee availability of deals. In order to attract merchants that may not have run deals on our platform or would have run deals on a competing platform, we have been willing to accept lower deal margins across all three of our segments and we expect that trend to continue. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplaces or they may only continue offering deals if we accept lower margins.
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
Our international operations have decreased as a percentage of our total revenue in the current year. For the three months ended September 30, 2016 and 2015, 27.3% and 28.0% of our revenue was generated from our EMEA segment, respectively, and 5.6% and 7.0% of our revenue was generated from our Rest of World segment, respectively. For the nine months ended September 30, 2016 and 2015, 26.4% and 28.1% of our revenue was generated from our EMEA segment, respectively, and 5.6% and 7.2% of our revenue was generated from our Rest of World segment, respectively. The increase in North America revenue as a percentage of total revenue was primarily due to the reduction in our international footprint as a result of our restructuring plan, the adverse impact of year-over-year changes in foreign exchange rates on our international revenue and an increase in direct revenue transactions from our Goods category in North America, as direct revenue is presented on a gross basis in our consolidated statements of operations.
Marketing activities. We must continue to acquire and retain customers in order to increase revenue and achieve profitability. If consumers do not perceive the offerings on our marketplaces to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In addition, as we continue to build out more complete marketplaces, our success will depend on our ability to increase consumer awareness of offerings available through those marketplaces. We began to significantly increase our marketing spending late in 2015 and into 2016 and we plan to continue to increase marketing spending in future periods in connection with our efforts to accelerate customer growth. That incremental spending on customer acquisition marketing has initially been focused on our North America segment.
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

Investment in growth. We intend to continue to invest in our products and infrastructure to support our growth. We also have invested in business acquisitions to grow our merchant base and customer base, expand and advance our product and service offerings and enhance our technology capabilities. We anticipate that we will make substantial investments in the foreseeable future as we continue to increase deal coverage and improve the quality of active deals available through our marketplaces, broaden our customer base and develop our technology. Additionally, we believe that our efforts to automate our internal processes through investments in technology should allow us to continue to improve our cost structure over time, as we are able to more efficiently run our business and minimize manual processes.
Competitive pressure. We face competition from a variety of sources. Some of our competitors offer deals as an add-on to their core businesses, and others have adopted a business model similar to ours. In addition to such competitors, we expect to increasingly compete against other large Internet and technology-based businesses that have launched initiatives which are directly competitive to our core business. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. Further, as our business continues to evolve, we anticipate facing new competition. Increased competition in the future may adversely impact our gross billings, revenue and profit margins.
Growth of Groupon Goods. Our Goods category has experienced revenue growth in recent periods. This category has lower margins than our Local category, primarily as a result of shipping and fulfillment costs related to direct revenue transactions. The percentage of revenue generated from our Goods category was 58.9% and 57.7% for the three months ended September 30, 2016 and 2015, respectively. The percentage of revenue generated from our Goods category was 58.7% and 56.6% for the nine months ended September 30, 2016 and 2015, respectively. We are generally the merchant of record for transactions in our Goods category in North America and EMEA, and the resulting direct revenue from sales of merchandise inventory to customers through our marketplaces is reported on a gross basis in our consolidated statements of operations. Growth in direct revenue results in a smaller increase to income and cash flows than growth in third party revenue because direct revenue includes the entire amount of gross billings, before deducting the cost of the related inventory, while third party revenue is net of the merchant’s share of the transaction price. Gross profit as a percentage of revenue on direct revenue transactions in our Goods category was 10.9% and 12.6% for the three months ended September 30, 2016 and 2015, respectively. Gross profit as a percentage of revenue on direct revenue transactions in our Goods category was 12.5% and 11.2% for the nine months ended September 30, 2016 and 2015, respectively. As direct revenue transactions in our Goods category have become a larger component of our overall business, the revenue growth generated by those transactions has not resulted in comparable growth in gross profit, operating income (loss) or cash flows.
Results of Operations
Gross Billings
Gross billings represents the total dollar value of customer purchases of goods and services, excluding applicable taxes and net of estimated refunds.
Three Months Ended September 30, 2016 and 2015:
Gross billings for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Gross billings:
Third party	$1,002,304	$1,065,839	$(63,535)	(6.0)%
Direct	410,632	387,289	23,343	6.0
Other	19,219	14,406	4,813	33.4
Total gross billings	$1,432,155	$1,467,534	$(35,379)	(2.4)

The effect on our gross billings for the three months ended September 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended September 30,
	At Avg. Q3 2015 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross billings	$1,442,311	$(10,156)	$1,432,155

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total gross billings for the three months ended September 30, 2016 was primarily attributable to the following:

•
a $35.5 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, dispositions of controlling stakes in our operations in India and Indonesia and the disposition of our operations in Russia; and

•	a $10.2 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

The above drivers adversely impacted gross billings per average active customer, which were $122.82 for the trailing twelve months ended September 30, 2016, as compared to $131.72 in the corresponding prior year period. Additionally, the total number of units sold decreased to 49.3 million units for the three months ended September 30, 2016, as compared to 51.9 million units in the prior year period, driven by our country exits and dispositions. Order discounts increased by $11.8 million to $55.2 million for the three months ended September 30, 2016, as compared to $43.4 million in the prior year period.

The decrease in total gross billings was attributable to our international operations and was partially offset by increases in the Local and Goods categories in our North America segment.

Gross Billings by Segment

Gross billings by segment for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$637,107	$592,095	$45,012	7.6%
Direct	283,855	277,108	6,747	2.4
Total segment gross billings	920,962	869,203	51,759	6.0
EMEA:
Third party	250,655	311,374	(60,719)	(19.5)
Direct	120,337	103,108	17,229	16.7
Total segment gross billings	370,992	414,482	(43,490)	(10.5)
Rest of World:
Third party	133,761	176,776	(43,015)	(24.3)
Direct	6,440	7,073	(633)	(8.9)
Total segment gross billings	140,201	183,849	(43,648)	(23.7)
Total gross billings	$1,432,155	$1,467,534	$(35,379)	(2.4)

The percentages of gross billings by segment for the three months ended September 30, 2016 and 2015 were as follows:

Q3 2016	Q3 2015

North America	EMEA	Rest of World

Gross billings by category and segment for the three months ended September 30, 2016 and 2015 were as follows:

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$530,768	$481,608	$158,792	$182,540	$80,318	$92,972	$769,878	$757,120

Travel:
Third party	93,564	101,801	57,594	64,916	24,166	30,709	175,324	197,426
Total services	624,332	583,409	216,386	247,456	104,484	123,681	945,202	954,546

Goods:
Third party	12,775	8,686	34,269	63,918	29,277	53,095	76,321	125,699
Direct	283,855	277,108	120,337	103,108	6,440	7,073	410,632	387,289
Total	296,630	285,794	154,606	167,026	35,717	60,168	486,953	512,988

Total gross billings	$920,962	$869,203	$370,992	$414,482	$140,201	$183,849	$1,432,155	$1,467,534

(1)	Includes gross billings from deals with local and national merchants and through local events.
North America
The overall increase in North America segment gross billings reflects increases in our Local and Goods categories. Those increases were primarily attributable to:

•
our significant incremental marketing spend to accelerate customer growth. North America marketing expense increased by $27.5 million, or 77.9%, for the three months ended September 30, 2016, as compared to the prior year period, driving an increase from 27.9 million active customers at June 30, 2016 to 29.1 million active customers at September 30, 2016; and

•	our focus on increasing deal coverage and improving the quality of active deals available through our marketplaces.

These items resulted in increases to both active customers and units sold in North America. Those increases were partially offset by increased order discounts and lower gross billings per average active customer. Order discounts increased by $6.8 million b to $42.9 million for the three months ended September 30, 2016, as compared to $36.1 million in the prior year period. Our new customer additions in recent quarterly periods contributed to lower gross billings per average active customer in North America as those new customers do not yet have a full twelve months of purchasing history. The overall increase in North America segment gross billings was also partially offset by a decrease in gross billings in our Travel category.
Gross billings in our North America Goods category increased by 3.8% during the three months ended September 30, 2016, as compared to the prior year period. This represents a lower rate of growth than our Goods category has historically generated, which we believe resulted, in part, from our strategic initiative to de-emphasize lower margin product offerings in that category.

EMEA
The overall decrease in EMEA segment gross billings reflects decreases across our Local, Travel, and Goods categories. The decrease in EMEA gross billings was primarily attributable to the following:

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia; and

•	an $8.4 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Additionally, EMEA active customers, units sold and gross billings per average active customer all decreased as compared to the prior year period, driven by the countries we exited as part of our restructuring plan. The overall decrease in EMEA segment gross billings was partially offset by an increase in direct revenue transactions in our Goods category.

The British pound sterling has declined significantly against the U.S. dollar following the U.K.’s non-binding "Brexit" referendum on June 23, 2016, whereby a majority of voters supported its withdrawal from the European Union. We expect that our EMEA segment gross billings will be adversely impacted during the fourth quarter of 2016 due to the increased strength of the U.S. dollar as compared to prior periods.

Rest of World

The overall decrease in Rest of World segment gross billings reflects decreases across our Local, Travel, and Goods categories. The decrease in Rest of World gross billings was primarily attributable to the following:

•	a $1.8 million unfavorable impact from year-over-year changes in foreign currency exchange rates;

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and dispositions of controlling stakes in our operations in India and Indonesia; and

•	in connection with our strategic initiative to de-emphasize lower margin product offerings, we substantially eliminated Goods deals from our marketplaces in Brazil and Japan.

Rest of World active customers, units sold and gross billings per average active customer all decreased as compared to the prior year period, driven by the countries we exited as part of our restructuring plan and dispositions of controlling stakes in our operations in India and Indonesia.
Nine Months Ended September 30, 2016 and 2015:

Gross billings for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Gross billings:
Third party	$3,096,238	$3,337,958	$(241,720)	(7.2)%
Direct	1,245,936	1,175,073	70,863	6.0
Other	54,873	35,517	19,356	54.5
Total gross billings	$4,397,047	$4,548,548	$(151,501)	(3.3)

The effect on our gross billings for the nine months ended September 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Nine Months Ended September 30, 2016
	At Avg. Q3 2015 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross billings	$4,454,355	$(57,308)	$4,397,047

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total gross billings was primarily attributable to the following:

•
a $134.4 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, dispositions of controlling stakes in our operations in India and Indonesia and the disposition of our operations in Russia; and

•	a $57.3 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

The above drivers adversely impacted gross billings per average active customer, which were $122.82 for the trailing twelve months ended September 30, 2016, as compared to $131.72 in the corresponding prior year period. Additionally, the total number of units sold decreased to 152.3 million units for the nine months ended September 30, 2016, as compared to 158.6 million units in the prior year period, driven by our country exits and dispositions. We also believe that our strategic initiative to de-emphasize lower margin product offerings adversely impacted gross billings in our Goods category. Order discounts increased by $32.5 million to $155.9 million for the nine months ended September 30, 2016, as compared to $123.4 million in the prior year period.

The decrease in total gross billings was attributable to our international operations and was partially offset by increases across all categories in our North America segment.

Gross Billings by Segment

Gross billings by segment for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$1,945,661	$1,818,755	$126,906	7.0%
Direct	878,629	840,681	37,948	4.5
Total segment gross billings	2,824,290	2,659,436	164,854	6.2
EMEA:
Third party	797,308	991,408	(194,100)	(19.6)
Direct	347,220	315,799	31,421	9.9
Total segment gross billings	1,144,528	1,307,207	(162,679)	(12.4)
Rest of World:
Third party	408,142	563,312	(155,170)	(27.5)
Direct	20,087	18,593	1,494	8.0
Total segment gross billings	428,229	581,905	(153,676)	(26.4)
Total gross billings	$4,397,047	$4,548,548	$(151,501)	(3.3)

The percentages of gross billings by segment for the nine months ended September 30, 2016 and 2015 were as follows:

Q3 2016 YTD	Q3 2015 YTD

North America	EMEA	Rest of World

Gross billings by category and segment for the nine months ended September 30, 2016 and 2015 were as follows:

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$1,612,830	$1,493,544	$498,115	$598,691	$240,193	$293,110	$2,351,138	$2,385,345

Travel:
Third party	302,342	301,387	167,675	189,525	70,394	94,918	540,411	585,830
Total services	1,915,172	1,794,931	665,790	788,216	310,587	388,028	2,891,549	2,971,175

Goods:
Third party	30,489	23,824	131,518	203,192	97,555	175,284	259,562	402,300
Direct	878,629	840,681	347,220	315,799	20,087	18,593	1,245,936	1,175,073
Total	909,118	864,505	478,738	518,991	117,642	193,877	1,505,498	1,577,373

Total gross billings	$2,824,290	$2,659,436	$1,144,528	$1,307,207	$428,229	$581,905	$4,397,047	$4,548,548

(1)	Includes gross billings from deals with local and national merchants and through local events.
North America
The overall increase in North America segment gross billings reflects increases across our Local, Travel, and Goods categories. Those increases were primarily attributable to:

•
our significant incremental marketing spend to accelerate customer growth. North America marketing expense increased by $98.3 million, or 98.2%, for the nine months ended September 30, 2016, as compared to the prior year period, driving an increase from 25.9 million active customers at December 31, 2015 to 29.1 million active customers at September 30, 2016; and

•	our focus on increasing deal coverage and improving the quality of active deals available through our marketplaces.

These items resulted in increases to both active customers and units sold in North America. Those increases were partially offset by increased order discounts and lower gross billings per average active customer. Order discounts increased by $23.2 million to $120.9 million for the nine months ended September 30, 2016, as compared to $97.7 million in the prior year period. Our new customer additions in recent quarterly periods contributed to lower gross billings per average active customer in North America as those new customers do not yet have a full twelve months of purchasing history.

Gross billings in our North America Goods category increased by 5.2% during the nine months ended September 30, 2016, as compared to the prior year period. This represents a lower rate of growth than our Goods category has historically generated, which we believe resulted, in part, from our strategic initiative to de-emphasize lower margin product offerings in that category.

EMEA
The overall decrease in EMEA segment gross billings reflects decreases across our Local, Travel, and Goods categories. The decrease in EMEA gross billings was primarily attributable to the following:

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia; and

•	a $20.6 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Additionally, EMEA active customers, units sold and gross billings per average active customer all decreased as compared to the prior year period, driven by the countries we exited as part of our restructuring plan. The overall decrease in EMEA segment gross billings was partially offset by an increase in direct revenue transactions in our Goods category.
Rest of World
The overall decrease in Rest of World segment gross billings reflects decreases across our Local, Travel, and Goods categories. The decrease in Rest of World gross billings was primarily attributable to the following:

•	a $35.6 million unfavorable impact from year-over-year changes in foreign currency exchange rates;

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of controlling stakes in our operations in India and Indonesia; and

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

Three Months Ended September 30, 2016 and 2015:
Revenue for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Revenue:
Third party	$290,617	$311,900	$(21,283)	(6.8)%
Direct	410,632	387,289	23,343	6.0
Other	19,219	14,406	4,813	33.4
Total revenue	$720,468	$713,595	$6,873	1.0
The effect on revenue for the three months ended September 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended September 30,
	At Avg. Q3 2015 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Revenue	$725,158	$(4,690)	$720,468

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The increase in revenue was primarily attributable to an increase in direct revenue transactions in our Goods category and other revenue. The increase was partially offset by the following:

•
a $12.9 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, dispositions of controlling stakes in our operations in India and Indonesia and the disposition of our operations in Russia; and

•	a $4.7 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Revenue by Segment
Revenue by segment for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$199,426	$186,823	$12,603	6.7%
Direct	283,855	277,108	6,747	2.4
Total segment revenue	483,281	463,931	19,350	4.2
EMEA:
Third party	76,236	96,179	(19,943)	(20.7)
Direct	120,337	103,108	17,229	16.7
Total segment revenue	196,573	199,287	(2,714)	(1.4)
Rest of World:
Third party	34,174	43,304	(9,130)	(21.1)
Direct	6,440	7,073	(633)	(8.9)
Total segment revenue	40,614	50,377	(9,763)	(19.4)
Total revenue	$720,468	$713,595	$6,873	1.0

The percentages of revenue by segment for the three months ended September 30, 2016 and 2015 were as follows:

Q3 2016	Q3 2015

North America	EMEA	Rest of World

The percentages of third party and other gross billings that we retained after deducting the merchant's share for the three months ended September 30, 2016 and 2015 were as follows:

North America	EMEA	Rest of World

Revenue by category and segment for the three months ended September 30, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$176,220	$163,786	$58,581	$70,781	$21,876	$26,372	$256,677	$260,939

Travel:
Third party	21,241	21,394	12,866	13,561	5,075	6,135	39,182	41,090
Total services	197,461	185,180	71,447	84,342	26,951	32,507	295,859	302,029

Goods:
Third party	1,965	1,643	4,789	11,837	7,223	10,797	13,977	24,277
Direct revenue	283,855	277,108	120,337	103,108	6,440	7,073	410,632	387,289
Total	285,820	278,751	125,126	114,945	13,663	17,870	424,609	411,566

Total revenue	$483,281	$463,931	$196,573	$199,287	$40,614	$50,377	$720,468	$713,595

(1)	Includes revenue from deals with local and national merchants and through local events.
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

The percentage of gross billings that we retained after deducting the merchant’s share on third party and other revenue transactions in our Local and Travel categories were 33.2% and 22.7%, respectively, for the three months ended September 30, 2016, as compared to 34.0% and 21.0% in the prior year period. Increases and decreases in the percentage of gross billings that we retain on third party revenue transactions reflect the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.

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

•
decreases in the percentage of gross billings that we retained after deducting the merchant’s share for third party revenue transactions in our Local category. For the three months ended September 30, 2016, that percentage decreased to 36.9% in our Local category, as compared to 38.8% in the prior year period. We have been willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants;

•	a $2.7 million unfavorable impact from year-over-year changes in foreign exchange rates; and

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia.

Those decreases were partially offset by an increase in direct revenue transactions in our Goods category, and an increase in the percentage of gross billings that we retained after deducting the merchant's share for third party revenue transactions in our Travel category. For the three months ended September 30, 2016, that percentage increased to 22.3% as compared to 20.9% in the prior year period.

Rest of World

The decrease in Rest of World segment revenue reflects decreases across our Local, Travel, and Goods categories. The decrease in Rest of World revenue was primarily attributable to the following:

•	the decreases in gross billings as discussed above;

•
a decrease in the percentage of gross billings that we retained after deducting the merchant’s share in our Local category. For the three months ended September 30, 2016, that percentage decreased to 27.2% as compared to 28.4% in the prior year period;

•	a $2.0 million unfavorable impact from year-over-year changes in foreign exchange rates; and

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and dispositions of controlling stakes in our operations in India and Indonesia.

Those decreases were partially offset by an increase in the percentage of gross billings that we retained after deducting the merchant’s share for third party revenue transactions in our Travel and Goods category. For the three months ended September 30, 2016, those percentages increased to 21.0% in our Travel category and 24.7% in our Goods category, as compared to 20.0% and 20.3%, respectively, in the prior year period.
Nine Months Ended September 30, 2016 and 2015:

Revenue for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Revenue:
Third party	$907,660	$991,756	$(84,096)	(8.5)%
Direct	1,245,936	1,175,073	70,863	6.0
Other	54,873	35,517	19,356	54.5
Total revenue	$2,208,469	$2,202,346	$6,123	0.3
The effect on revenue for the nine months ended September 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Nine Months Ended September 30, 2016
	At Avg. Q3 2015 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Revenue	$2,230,931	$(22,462)	$2,208,469

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Revenue was consistent with the prior year period, reflecting increases in direct revenue transactions in our Goods category and other revenue that were partially offset by the following:

•
a $44.4 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, dispositions of controlling stakes in our operations in India and Indonesia and the disposition of our operations in Russia; and

•	a $22.5 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Revenue by Segment

Revenue by segment for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$622,387	$584,414	$37,973	6.5%
Direct	878,629	840,681	37,948	4.5
Total segment revenue	1,501,016	1,425,095	75,921	5.3
EMEA:
Third party	236,628	303,755	(67,127)	(22.1)
Direct	347,220	315,799	31,421	9.9
Total segment revenue	583,848	619,554	(35,706)	(5.8)
Rest of World:
Third party	103,518	139,104	(35,586)	(25.6)
Direct	20,087	18,593	1,494	8.0
Total segment revenue	123,605	157,697	(34,092)	(21.6)
Total revenue	$2,208,469	$2,202,346	$6,123	0.3
The percentages of revenue by segment for the nine months ended September 30, 2016 and 2015 were as follows:

Q3 2016 YTD	Q3 2015 YTD

North America	EMEA	Rest of World

The percentages of third party and other gross billings that we retained after deducting the merchant's share for the nine months ended September 30, 2016 and 2015 were as follows:

North America	EMEA	Rest of World

Revenue by category and segment for the nine months ended September 30, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$552,512	$517,111	$181,083	$228,860	$66,419	$85,152	$800,014	$831,123

Travel:
Third party	63,556	63,341	34,753	41,378	14,445	18,993	112,754	123,712
Total services	616,068	580,452	215,836	270,238	80,864	104,145	912,768	954,835

Goods:
Third party	6,319	3,962	20,792	33,517	22,654	34,959	49,765	72,438
Direct revenue	878,629	840,681	347,220	315,799	20,087	18,593	1,245,936	1,175,073
Total	884,948	844,643	368,012	349,316	42,741	53,552	1,295,701	1,247,511

Total revenue	$1,501,016	$1,425,095	$583,848	$619,554	$123,605	$157,697	$2,208,469	$2,202,346

(1)	Includes revenue from deals with local and national merchants and through local events.
North America

The increase in North America segment revenue reflects increases in our Local and Goods categories. Those revenue increases were primarily attributable to the following:

•
the increases in gross billings as discussed above. Those increases were primarily attributable to our significant incremental marketing spend to accelerate customer growth, as well as our focus on increasing deal coverage and improving the quality of active deals available through our marketplaces; and

•
an $18.7 million increase in other revenue, which includes commission revenue earned when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications, payment processing revenue and advertising revenue.

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

•
decreases in the percentage of gross billings that we retained after deducting the merchant’s share for third party revenue transactions in our Local and Travel categories. For the nine months ended September 30, 2016, those percentages decreased to 36.4% in our Local category and 20.7% in our Travel category as compared to 38.2% and 21.8%, respectively, in the prior year period. We have been willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants;

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia; and

•	a $7.6 million unfavorable impact from year-over-year changes in foreign exchange rates.

Those decreases were partially offset by an increase in direct revenue transactions in our Goods category.

Rest of World

The decrease in Rest of World segment revenue reflects decreases in our Local and Travel categories, and from third party revenue transactions in our Goods category. The decrease in Rest of World revenue was primarily attributable to the following:

•	the decreases in gross billings as discussed above;

•
decreases in the percentage of gross billings that we retained after deducting the merchant’s share for third party revenue transactions in our Local category. For the nine months ended September 30, 2016, that percentage decreased to 27.7%, as compared to 29.1% in the prior year period. We have been willing to accept lower deal margins in order to improve the quality and increase the number of deals offered to our customers by offering more attractive terms to merchants;

•	a $14.6 million unfavorable impact from year-over-year changes in foreign exchange rates; and

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and dispositions of controlling stakes in our operations in India and Indonesia.

Those decreases were partially offset by an increase in direct revenue transactions in our Goods category and an increase in the percentage of gross billings that we retained after deducting the merchant’s share for third party revenue transactions in our Travel and Goods category. For the nine months ended September 30, 2016, those percentages increased to 20.5% in our Travel category and 23.2% in our Goods category, as compared to 20.0% and 19.9%, respectively, in the prior year period.
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

Three Months Ended September 30, 2016 and 2015:

Cost of revenue on third party, direct revenue and other revenue for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Cost of revenue:
Third party	$40,038	$41,212	$(1,174)	(2.8)%
Direct	365,932	338,633	27,299	8.1
Other	381	4,838	(4,457)	(92.1)
Total cost of revenue	$406,351	$384,683	$21,668	5.6
The effect on cost of revenue for the three months ended September 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended September 30,
	At Avg. Q3 2015 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Cost of revenue	$408,095	$(1,744)	$406,351

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The increase in total cost of revenue was primarily attributable to the growth in direct revenue from our Goods category. The increase was partially offset by the following:

•
a $4.2 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, dispositions of controlling stakes in our operations in India and Indonesia and the disposition of our operations in Russia; and

•	a $1.7 million favorable impact from year-over-year changes in foreign currency exchange rates.

Cost of Revenue by Segment
Cost of revenue by segment for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$27,787	$29,022	$(1,235)	(4.3)%
Direct	253,833	243,666	10,167	4.2
Total segment cost of revenue	281,620	272,688	8,932	3.3
EMEA:
Third party	5,731	7,543	(1,812)	(24.0)
Direct	105,783	88,228	17,555	19.9
Total segment cost of revenue	111,514	95,771	15,743	16.4
Rest of World:
Third party	6,901	9,485	(2,584)	(27.2)
Direct	6,316	6,739	(423)	(6.3)
Total segment cost of revenue	13,217	16,224	(3,007)	(18.5)
Total cost of revenue	$406,351	$384,683	$21,668	5.6

The percentages of cost of revenue by segment for the three months ended September 30, 2016 and 2015 were as follows:

Q3 2016	Q3 2015

North America	EMEA	Rest of World

Cost of revenue by category and segment for the three months ended September 30, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$23,347	$24,988	$4,114	$4,493	$3,231	$3,804	$30,692	$33,285

Travel:
Third party	3,984	3,750	984	1,238	1,113	1,276	6,081	6,264
Total services	27,331	28,738	5,098	5,731	4,344	5,080	36,773	39,549

Goods:
Third party	456	284	633	1,812	2,557	4,405	3,646	6,501
Direct	253,833	243,666	105,783	88,228	6,316	6,739	365,932	338,633
Total	254,289	243,950	106,416	90,040	8,873	11,144	369,578	345,134

Total cost of revenue	$281,620	$272,688	$111,514	$95,771	$13,217	$16,224	$406,351	$384,683

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
North America

The increase in North America cost of revenue was primarily attributable to the growth in direct revenue from our Goods category.

EMEA

The increase in EMEA cost of revenue was primarily attributable to the growth in direct revenue from our Goods category. The increases were partially offset by a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia.

Rest of World

The decrease in Rest of World cost of revenue was primarily attributable to the following:

•	a $1.7 million favorable impact from year-over-year changes in foreign currency exchange rates; and

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and dispositions of controlling stakes in our operations in India and Indonesia.

Nine Months Ended September 30, 2016 and 2015:

Cost of revenue on third party, direct revenue and other revenue for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Cost of revenue:
Third party	$124,234	$129,644	$(5,410)	(4.2)%
Direct	1,090,436	1,043,729	46,707	4.5
Other	6,766	15,648	(8,882)	(56.8)
Total cost of revenue	$1,221,436	$1,189,021	$32,415	2.7

The effect on cost of revenue for the nine months ended September 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Nine Months Ended September 30, 2016
	At Avg. Q3 2015 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Cost of revenue	$1,230,418	$(8,982)	$1,221,436

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The increase in total cost of revenue was primarily attributable to the growth in direct revenue from our Goods category. The increase was partially offset by the following:

•
a $16.7 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, dispositions of controlling stakes in our operations in India and Indonesia and the disposition of our operations in Russia; and

•	a $9.0 million favorable impact from year-over-year changes in foreign currency exchange rates.

Cost of Revenue by Segment

Cost of revenue by segment for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$92,180	$88,245	$3,935	4.5%
Direct	774,058	754,560	19,498	2.6
Total segment cost of revenue	866,238	842,805	23,433	2.8
EMEA:
Third party	17,141	25,182	(8,041)	(31.9)
Direct	296,600	271,532	25,068	9.2
Total segment cost of revenue	313,741	296,714	17,027	5.7
Rest of World:
Third party	21,679	31,865	(10,186)	(32.0)
Direct	19,778	17,637	2,141	12.1
Total segment cost of revenue	41,457	49,502	(8,045)	(16.3)
Total cost of revenue	$1,221,436	$1,189,021	$32,415	2.7

The percentages of cost of revenue by segment for the nine months ended September 30, 2016 and 2015 were as follows:

Q3 2016 YTD	Q3 2015 YTD

North America	EMEA	Rest of World

Cost of revenue by category and segment for the nine months ended September 30, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$76,809	$75,963	$11,504	$14,946	$10,264	$11,856	$98,577	$102,765

Travel:
Third party	14,253	11,521	2,872	4,716	3,246	4,216	20,371	20,453
Total services	91,062	87,484	14,376	19,662	13,510	16,072	118,948	123,218

Goods:
Third party	1,118	761	2,765	5,520	8,169	15,793	12,052	22,074
Direct	774,058	754,560	296,600	271,532	19,778	17,637	1,090,436	1,043,729
Total	775,176	755,321	299,365	277,052	27,947	33,430	1,102,488	1,065,803

Total cost of revenue	$866,238	$842,805	$313,741	$296,714	$41,457	$49,502	$1,221,436	$1,189,021

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
North America

The increase in North America cost of revenue was primarily attributable to the growth in direct revenue from our Goods category.

EMEA

The increase in EMEA cost of revenue was primarily attributable to the growth in direct revenue from our Goods category. The increase was partially offset by the following:

•	the improvement in gross profit margins on direct revenue transactions in our Goods category as discussed above;

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia; and

•	a $1.4 million favorable impact from year-over-year changes in foreign currency exchange rates.

Rest of World

The decrease in Rest of World cost of revenue was primarily attributable to the following:

•	a $7.5 million favorable impact from year-over-year changes in foreign currency exchange rates; and

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and dispositions of controlling stakes in our operations in India and Indonesia.

Those decreases were partially offset by increases in cost of revenue on direct revenue transactions in our Goods category, primarily due to the direct revenue growth in that category.

Gross Profit

Three Months Ended September 30, 2016 and 2015:

Gross profit for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Gross profit:
Third party	$250,579	$270,688	$(20,109)	(7.4)%
Direct	44,700	48,656	(3,956)	(8.1)
Other	18,838	9,568	9,270	96.9
Total gross profit	$314,117	$328,912	$(14,795)	(4.5)

The effect on gross profit for the three months ended September 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended September 30,
	At Avg. Q3 2015 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross profit	$317,063	$(2,946)	$314,117

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total gross profit was primarily attributable to the following:

•	decreases in third party and other revenue from our EMEA and Rest of World segments as discussed above;

•
an $8.7 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, dispositions of controlling stakes in our operations in India and Indonesia and the disposition of our operations in Russia; and

•	a $2.9 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Those decreases were partially offset by a $6.0 million increase in gross profit from third party revenue transactions and an $8.1 million increase in gross profit from other revenue transactions in the Local category within our North America segment. The increase in gross profit from other revenue transactions was primarily attributable to commission revenue earned when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications.

Gross Profit by Segment

Gross profit by segment for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$171,639	$157,801	$13,838	8.8%
% of gross billings	26.9%	26.7%
% of revenue	86.1%	84.5%
Direct	$30,022	$33,442	(3,420)	(10.2)
% of gross billings and revenue	10.6%	12.1%

EMEA:
Third party	$70,505	$88,636	(18,131)	(20.5)
% of gross billings	28.1%	28.5%
% of revenue	92.5%	92.2%
Direct	$14,554	$14,880	(326)	(2.2)
% of gross billings and revenue	12.1%	14.4%

Rest of World:
Third party	$27,273	$33,819	(6,546)	(19.4)
% of gross billings	20.4%	19.1%
% of revenue	79.8%	78.1%
Direct	$124	$334	(210)	(62.9)
% of gross billings and revenue	1.9%	4.7%

The percentages of gross profit by segment for the three months ended September 30, 2016 and 2015 were as follows:

Q3 2016	Q3 2015

North America	EMEA	Rest of World

Gross profit by category and segment for the three months ended September 30, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$152,873	$138,798	$54,467	$66,288	$18,645	$22,568	$225,985	$227,654

Travel:
Third party	17,257	17,644	11,882	12,323	3,962	4,859	33,101	34,826
Total services	170,130	156,442	66,349	78,611	22,607	27,427	259,086	262,480

Goods:
Third party	1,509	1,359	4,156	10,025	4,666	6,392	10,331	17,776
Direct	30,022	33,442	14,554	14,880	124	334	44,700	48,656
Total	31,531	34,801	18,710	24,905	4,790	6,726	55,031	66,432

Total gross profit	$201,661	$191,243	$85,059	$103,516	$27,397	$34,153	$314,117	$328,912

(1)	Includes gross profit from deals with local and national merchants and through local events.
North America

The increase in North America gross profit was attributable to a $6.0 million increase in gross profit from third party revenue transactions and an $8.1 million increase in gross profit from other revenue transactions in our Local category. The increase in gross profit from other revenue transactions in our Local category was primarily attributable to commission revenue earned when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications. Those increases were partially offset by a decrease in gross profit from direct revenue transactions in our Goods category, which resulted from a decline in gross profit margin to 10.6% for the three months ended September 30, 2016, as compared to 12.1% in the prior year period. While we continue to focus our merchandising mix on higher margin product offerings, increased price discounting resulted in lower margins in the current quarterly period. We currently expect gross profit margins on direct revenue transactions in our Goods category to improve on a year-over-year basis in the fourth quarter.

EMEA

The decrease in EMEA gross profit was primarily attributable to the following:

•	the decreases in third party and other revenue across all three of our categories;

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia; and

•	a $2.7 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Rest of World

The decrease in Rest of World gross profit was primarily attributable to the following:

•	the decreases in third party and other revenue across all three of our categories;

•	a $0.3 million unfavorable impact from year-over-year changes in foreign currency exchange rates; and

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and dispositions of controlling stakes in our operations in India and Indonesia.

Nine Months Ended September 30, 2016 and 2015:

Gross profit for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Gross profit:
Third party	$783,426	$862,112	$(78,686)	(9.1)%
Direct	155,500	131,344	24,156	18.4
Other	48,107	19,869	28,238	142.1
Total gross profit	$987,033	$1,013,325	$(26,292)	(2.6)

The effect on gross profit for the nine months ended September 30, 2016 from changes in exchange rates versus the U.S. dollar was as follows:

	Nine Months Ended September 30, 2016
	At Avg. Q3 2015 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross profit	$1,000,513	$(13,480)	$987,033

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total gross profit was primarily attributable to the following:

•	the decreases in third party and other revenue from our EMEA and Rest of World segments as discussed above;

•
a $27.7 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, dispositions of controlling stakes in our operations in India and Indonesia and the disposition of our operations in Russia; and

•	a $13.5 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Those decreases were partially offset by the following:

•
a $27.2 million increase in gross profit from other revenue transactions in the Local category within our North America segment, primarily driven by commission revenue earned when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications;

•
the improvement in gross profit margins on direct revenue transactions in our Goods category resulting from our strategic initiative to de-emphasize lower margin product offerings and our continued focus on reducing shipping and fulfillment costs; and

•	a $7.4 million increase in gross profit from third party revenue transactions in the Local category within our North America segment.

Gross Profit by Segment

Gross profit by segment for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
North America:
Third party and other	$530,207	$496,169	$34,038	6.9%
% of gross billings	27.3%	27.3%
% of revenue	85.2%	84.9%
Direct	$104,571	$86,121	18,450	21.4
% of gross billings and revenue	11.9%	10.2%

EMEA:
Third party	$219,487	$278,573	(59,086)	(21.2)
% of gross billings	27.5%	28.1%
% of revenue	92.8%	91.7%
Direct	$50,620	$44,267	6,353	14.4
% of gross billings and revenue	14.6%	14.0%

Rest of World:
Third party	$81,839	$107,239	(25,400)	(23.7)
% of gross billings	20.1%	19.0%
% of revenue	79.1%	77.1%
Direct	$309	$956	(647)	(67.7)
% of gross billings and revenue	1.5%	5.1%

The percentages of gross profit by segment for the nine months ended September 30, 2016 and 2015 were as follows:

Q3 2016 YTD	Q3 2015 YTD

North America	EMEA	Rest of World

Gross profit by category and segment for the nine months ended September 30, 2016 and 2015 was as follows:

	North America		EMEA		Rest of World		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Local (1):
Third party and other	$475,703	$441,148	$169,579	$213,914	$56,155	$73,296	$701,437	$728,358

Travel:
Third party	49,303	51,820	31,881	36,662	11,199	14,777	92,383	103,259
Total services	525,006	492,968	201,460	250,576	67,354	88,073	793,820	831,617

Goods:
Third party	5,201	3,201	18,027	27,997	14,485	19,166	37,713	50,364
Direct	104,571	86,121	50,620	44,267	309	956	155,500	131,344
Total	109,772	89,322	68,647	72,264	14,794	20,122	193,213	181,708

Total gross profit	$634,778	$582,290	$270,107	$322,840	$82,148	$108,195	$987,033	$1,013,325

(1)	Includes gross profit from deals with local and national merchants and through local events.
North America

The increase in North America gross profit was primarily attributable to the following:

•	the improvement in gross profit margins on direct revenue transactions in our Goods category as discussed above;

•
an increase of $27.2 million in gross profit from other revenue transactions in our Local category, primarily attributable to commission revenue earned when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications; and

•	an increase of $7.4 million in gross profit from third party revenue transactions in our Local category.

EMEA

The decrease in EMEA gross profit was primarily attributable to the following:

•	the decreases in third party and other revenue across all three of our categories;

•	a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia; and

•	a $6.2 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Rest of World

The decrease in Rest of World gross profit was primarily attributable to the following:

•	the decreases in third party and other revenue across all three of our categories;

•	a $7.1 million unfavorable impact from year-over-year changes in foreign currency exchange rates; and

•
a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and dispositions of controlling stakes in our operations in India and Indonesia.

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
Three Months Ended September 30, 2016 and 2015:
Marketing expense by segment as a percentage of gross billings and as a percentage of segment revenue for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	% of Gross Billings	% of Segment Revenue	2015	% of Gross Billings	% of Segment Revenue	$ Change	% Change
	(dollars in thousands)
North America	$62,861	6.8%	13.0%	$35,336	4.1%	7.6%	$27,525	77.9%
EMEA	20,234	5.5	10.3	21,690	5.2	10.9	(1,456)	(6.7)
Rest of World	4,763	3.4	11.7	4,561	2.5	9.1	202	4.4
Total marketing	$87,858	6.1	12.2	$61,587	4.2	8.6	$26,271	42.7
The increase in total marketing expense resulted from our strategic initiative to invest in marketing to drive new customer acquisition. The incremental spending has primarily been focused on online marketing channels, such as search engine marketing, display and mobile advertising. In addition, we have increased our spend on offline activities such as radio and television advertising. We also increased our spending on affiliate programs that utilize third parties to promote our deals online.

For the full year 2016, we expect to incur between $130.0 million and $150.0 million of incremental marketing expense as compared to fiscal year 2015. We are currently focusing those incremental marketing investments primarily on our North America segment.

The percentages of marketing expense by segment for the three months ended September 30, 2016 and 2015 were as follows:

Q3 2016	Q3 2015

North America	EMEA	Rest of World

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
EMEA

The decrease in EMEA marketing expense resulted from a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan and the disposition of our operations in Russia. This decrease was also due to a $0.1 million favorable impact from year-over-year changes in foreign currency exchange rates.

Rest of World

The increase in Rest of World marketing expense was primarily attributable to a $0.1 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Nine Months Ended September 30, 2016 and 2015:

Marketing expense by segment as a percentage of gross billings and as a percentage of segment revenue for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	% of Gross Billings	% of Segment Revenue	2015	% of Gross Billings	% of Segment Revenue	$ Change	% Change
	(dollars in thousands)
North America	$198,423	7.0%	13.2%	$100,095	3.8%	7.0%	$98,328	98.2%
EMEA	58,395	5.1	10.0	54,537	4.2	8.8	3,858	7.1
Rest of World	12,798	3.0	10.4	16,495	2.8	10.5	(3,697)	(22.4)
Total marketing	$269,616	6.1	12.2	$171,127	3.8	7.8	$98,489	57.6
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

The percentages of marketing expense by segment for the nine months ended September 30, 2016 and 2015 were as follows:

Q3 2016 YTD	Q3 2015 YTD

North America	EMEA	Rest of World

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

EMEA

The increase in EMEA marketing expense resulted from our strategic initiative to invest in marketing to drive new customer acquisition. The incremental spending has primarily been focused on online marketing channels, such as search engine marketing, display and mobile advertising. The increase was partially offset by a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, the disposition of our operations in Russia and a $0.4 million favorable impact from year-over-year changes in foreign currency exchange rates.

Rest of World

The decrease in Rest of World marketing expense was primarily attributable to a reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, dispositions of controlling stakes in our operations in India and Indonesia and a $0.5 million favorable impact from year-over-year changes in foreign currency exchange rates.

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
Selling, general and administrative expense ("SG&A") for the three months ended September 30, 2016 and 2015 was as follows:
Three Months Ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$253,554	$326,248	$(72,694)	(22.3)%
% of gross billings	17.7%	22.2%
% of revenue	35.2%	45.7%
The decrease in selling, general and administrative expense was primarily attributable to the following:

•
a $9.6 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, dispositions of controlling stakes in our operations in India and Indonesia and the disposition of our operations in Russia;

•	a $21.1 million decrease in compensation-related costs in our ongoing markets due to headcount reductions as part of our restructuring plan; and

•	a $37.5 million expense incurred in the prior year period relating to our securities litigation matter that has been subsequently settled.

The favorable impact on selling, general and administrative expense due to year-over-year changes in foreign currency exchange rates was $2.4 million. SG&A as a percentage of gross billings and revenue for the three months ended September 30, 2016 decreased as compared to the prior year period.

We currently expect that SG&A costs will generally continue to decrease throughout the remainder of 2016 and during 2017 as a result of the cost savings from our restructuring program and other initiatives.

Nine Months Ended September 30, 2016 and 2015:
SG&A for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$811,710	$904,816	$(93,106)	(10.3)%
% of gross billings	18.5%	19.9%
% of revenue	36.8%	41.1%
The decrease in selling, general and administrative expense was primarily attributable to the following:

•
a $32.6 million reduction related to countries that we operated in during the prior year period and have subsequently exited as part of our restructuring plan, dispositions of controlling stakes in our operations in India and Indonesia and the disposition of our operations in Russia;

•	a $34.3 million decrease in compensation-related costs in our ongoing markets due to headcount reductions as part of our restructuring plan; and

•	a $37.5 million expense incurred in the prior year period relating to our securities litigation matter.

Those decreases were partially offset by increases in technology costs and facilities costs in our North America segment.

The favorable impact on selling, general and administrative expense due to year-over-year changes in foreign currency exchange rates was $11.3 million. SG&A as a percentage of gross billings and revenue for the nine months ended September 30, 2016 decreased as compared to the prior year period.

Gains on Business Dispositions

During the second quarter of 2016, we sold our subsidiary in Russia and our point of sale business in the U.S., resulting in gains of $8.9 million and $0.4 million, respectively. During the third quarter of 2016, we sold our subsidiary in Indonesia resulting in a gain of $2.1 million. See Note 2, "Discontinued Operations and Other Dispositions" for additional information.

Restructuring Charges
Restructuring charges represent severance and benefit costs for workforce reductions, impairments of long-lived assets and other exit costs resulting from our restructuring activities. See Note 9,"Restructuring," for information about our restructuring plan.

Income (Loss) from Operations
Three Months Ended September 30, 2016 and 2015:
Income (loss) from operations for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Income (loss) from operations	$(26,685)	$(70,423)	$43,738	62.1%

The decrease in our loss from operations was primarily attributable to the following:

•	a $72.7 million decrease in SG&A; and

•	a $22.7 million decrease in restructuring charges.

Those decreases were partially offset by the following:

•	a $26.3 million increase in marketing expense;

•	a $14.8 million decrease in gross profit; and

•	a reduction in gains on business dispositions of $11.7 million.

Segment Operating Income
Segment operating income (loss) excludes stock-based compensation and acquisition-related expense (benefit), net. Segment operating income (loss) for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015	$ Change
	(in thousands)
North America (1)	$245	$(30,912)	$31,157
EMEA (1)	3,881	3,890	(9)
Rest of World (1)	(4,670)	(6,905)	2,235

(1)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that our chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The following table summarizes the our stock-based compensation expense and acquisition-related expense (benefit), net by reportable segment for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016		2015
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$24,725	$(9)	$30,324	$1,064
EMEA	298	—	3,441	—
Rest of World	1,419	—	1,810	—
Consolidated	$26,442	$(9)	$35,575	$1,064
The decrease in our North America segment operating loss was primarily due to a decrease in SG&A, which included a $37.5 million increase in the prior year period to the litigation accrual for our securities litigation matter that has subsequently been settled, partially offset by increased marketing expense. EMEA segment operating income (loss) was comparable to the prior year period. The decrease in our Rest of World segment operating loss was due to a gain from a business disposition. See Note 13, "Segment Information" for a reconciliation of segment operating income (loss) information by reportable segment to consolidated net income (loss) for the three months ended September 30, 2016 and 2015.

Nine Months Ended September 30, 2016 and 2015:

Income (loss) from operations for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Income (loss) from operations	$(117,187)	$(74,354)	$(42,833)	(57.6)%
The increase in our loss from operations was primarily attributable to the following:

•	a $98.5 million increase in marketing expense;

•	a $26.3 million decrease in gross profit;

•	a $5.8 million increase in restructuring charges;

•	a $3.0 million increase in acquisition-related expense (benefit), net primarily relating to changes in the fair value of contingent consideration; and

•	a reduction in gains on business dispositions of $2.3 million.

Those increases were partially offset by a $93.1 million decrease in SG&A.

Segment Operating Income
Segment operating income (loss) excludes stock-based compensation and acquisition-related expense (benefit), net. Segment operating income (loss) for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change
	(in thousands)
North America (1)	$(9,715)	$20,623	$(30,338)
EMEA (1)	13,554	33,211	(19,657)
Rest of World (1)	(22,642)	(17,845)	(4,797)

(1)
Segment cost of revenue and operating expenses and segment operating income (loss) exclude stock-based compensation and acquisition-related (benefit) expense, net. This presentation corresponds to the measure of segment profit or loss that our chief operating decision-maker uses in assessing segment performance and making resource allocation decisions. The following table summarizes the our stock-based compensation expense and acquisition-related expense (benefit), net by reportable segment for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016		2015
	Stock-based compensation	Acquisition-related	Stock-based compensation	Acquisition-related
North America	$83,668	$4,305	$95,607	$1,300
EMEA	6,153	—	8,881	—
Rest of World	4,929	—	4,716	—
Consolidated	$94,750	$4,305	$109,204	$1,300
The decrease in our North America segment was primarily due to increased marketing expense, partially offset by a decrease in SG&A. In the prior year period, SG&A included a $37.5 million increase to the litigation accrual for our securities litigation matter that has subsequently been settled. The decreases in our EMEA and Rest of World segments were due to decreases in segment gross profit, partially offset by decreases in segment operating expenses and gains on business dispositions. See Note 13, "Segment Information" for a reconciliation of segment operating income (loss) information by reportable segment to consolidated net income (loss) for the nine months ended September 30, 2016 and 2015.

Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments, and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Three Months Ended September 30, 2016 and 2015:

Other income (expense), net for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(7,028)	$(8,160)	$1,132	13.9%
Other income (expense), net for the three months ended September 30, 2016 included $5.8 million of interest expense and $1.6 million of losses on fair value option investments. Interest expense increased by $5.0 million for the three months ended September 30, 2016, as compared to the prior year period, due to our issuance of convertible notes in April 2016 (See Note 6, "Financing Arrangements").

Other income (expense), net for the three months ended September 30, 2015 included $5.2 million in foreign currency transaction losses and $2.6 million in losses on changes in the fair value of investments. The foreign currency transaction losses primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Nine Months Ended September 30, 2016 and 2015:

Other income (expense), net for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(14,303)	$(25,146)	$10,843	43.1%
Other income (expense), net for the nine months ended September 30, 2016 included $11.8 million of interest expense and $7.3 million of losses on fair value option investments, partially offset by $5.1 million in foreign currency transaction gains and a $0.3 million net cumulative translation gain that was reclassified to earnings for countries that we exited as part of our restructuring plan. Interest expense increased by $9.8 million for the nine months ended September 30, 2016, as compared to the prior year period, due to our issuance of convertible notes in April 2016 (see Note 6, "Financing Arrangements"). The foreign currency transaction gains primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency gains on those intercompany balances were primarily driven by the appreciation of the Euro against the U.S. dollar from an exchange rate of 1.0913 on December 31, 2015 to 1.1175 on September 30, 2016.

Other income (expense), net for the nine months ended September 30, 2015 included $17.7 million in foreign currency transaction losses and a $4.4 million loss related to the cumulative translation adjustment for our legacy business in the Republic of Korea that was reclassified to earnings as a result of the Ticket Monster disposition. The foreign currency transaction losses primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the significant decline of the Euro against the U.S. dollar from an exchange rate of 1.2152 on December 31, 2014 to 1.1210 on September 30, 2015.

Provision (Benefit) for Income Taxes
Three Months Ended September 30, 2016 and 2015:
Provision (benefit) for income taxes for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$2,079	$(53,970)	$56,049	103.9%
Effective tax rate	(6.2)%	68.7%
The pre-tax losses incurred by our operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States, was the primary factor impacting our effective tax rate for the three months ended September 30, 2016. Significant factors impacting our effective tax rate for the three months ended September 30, 2015 included pre-tax losses incurred by our operations in certain foreign jurisdictions that had valuation allowances against their net deferred tax assets and amortization of the tax effects of intercompany sales of intellectual property.
Nine Months Ended September 30, 2016 and 2015:
Provision (benefit) for income taxes for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$1,629	$(42,881)	$44,510	103.8%
Effective tax rate	(1.2)%	43.1%
The pre-tax losses incurred by our operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States, was the primary factor impacting our effective tax rate for the nine months ended September 30, 2016. Significant factors impacting our effective tax rate for the nine months ended September 30, 2015 included pre-tax losses incurred by our operations in certain foreign jurisdictions that had valuation allowances against their net deferred tax assets and amortization of the tax effects of intercompany sales of intellectual property.
We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. As of September 30, 2016, we believe that it is reasonably possible that changes of up to $24.9 million in unrecognized tax benefits may occur within the next 12 months.
Income (Loss) from Discontinued Operations
In May 2015, we sold a controlling stake in Ticket Monster and the results of that entity have been presented as discontinued operations for the three and nine months ended September 30, 2015. See Note 2, "Discontinued Operations and Other Dispositions," for additional information.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature, and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three and nine months ended September 30, 2016 and 2015, items that we believe to be unusual in nature or infrequently occurring included gains from business dispositions and charges related to our restructuring plan. For the three and nine months ended September 30, 2015, items that we believe to be unusual in nature or infrequently occurring also included the write-off of a prepaid asset related to a marketing program that was discontinued because the counterparty ceased operations and the expense related to a significant increase in the contingent liability for our securities litigation matter. We exclude items that are unusual in nature or infrequently occurring from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Income (loss) from continuing operations" for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$(35,792)	$(24,613)	$(133,119)	$(56,619)
Adjustments:
Stock-based compensation (1)	26,176	35,432	89,396	109,043
Depreciation and amortization	33,253	35,635	102,340	99,207
Acquisition-related expense, net	(9)	1,064	4,305	1,300
Gains on business dispositions	(2,060)	(13,710)	(11,399)	(13,710)
Restructuring charges	1,459	24,146	29,988	24,146
Prepaid marketing write-off	—	6,690	—	6,690
Securities litigation expense	—	37,500	—	37,500
Other (income) expense, net	7,028	8,160	14,303	25,146
Provision (benefit) for income taxes	2,079	(53,970)	1,629	(42,881)
Total adjustments	67,926	80,947	230,562	246,441
Adjusted EBITDA	$32,134	$56,334	$97,443	$189,822

(1)
Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing." "Other (income) expense, net," includes $0.3 million of additional stock-based compensation for three months ended September 30, 2016. "Restructuring charges" and "Other (income) expense, net," includes $4.7 million and $0.7 million of additional stock-based compensation for the nine months ended September 30, 2016, respectively. "Other (income) expense, net," includes $0.1 million and $0.2 million of additional stock-based compensation for the three and nine months ended September 30, 2015, respectively.

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
The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by (used in) operating activities from continuing operations," for the three and nine months ended September 30, 2016 and 2015 and trailing twelve months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)	2016	2015 (1)
Net cash provided by (used in) operating activities from continuing operations	$(40,822)	$(7,640)	$(171,557)	$49,292	$78,898	$325,971
Purchases of property and equipment and capitalized software from continuing operations	(12,868)	(27,735)	(49,215)	(68,481)	(64,722)	(88,598)
Free cash flow	$(53,690)	$(35,375)	$(220,772)	$(19,189)	$14,176	$237,373

Net cash provided by (used in) investing activities from continuing operations	$(12,088)	$(98,028)	$(51,719)	$(146,012)	$(82,957)	$(181,187)
Net cash provided by (used in) financing activities	$(38,342)	$(14,793)	$52,868	$(192,188)	$(270,729)	$(216,683)

(1)
We adopted the guidance in ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We elected to apply that change in cash flow classification on a retrospective basis, which has resulted in a decrease to net cash provided by (used in) operating activities, net cash used in financing activities and free cash flow of $0.03 million for the three-month period ended September 30, 2015, and increases to net cash provided by (used in) operating activities, net cash used in financing activities and free cash flow of $6.2 million and $9.6 million, for the nine-month and trailing twelve-month periods ended September 30, 2015, respectively.

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
Liquidity and Capital Resources
As of September 30, 2016, we had $689.7 million in cash and cash equivalents, which primarily consisted of cash and government money market funds.

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
We generally use our cash flows to fund our operations, make acquisitions, purchase capital assets, purchase stock under our share repurchase program and meet our other cash operating needs. Cash flow used in operations was $171.6 million for the nine months ended September 30, 2016 and cash flow provided by operations, including discontinued operations, was $12.7 million for the nine months ended September 30, 2015. We expect that our cash flow from operations for fiscal 2016 will be significantly lower than in prior years due to the cash outflows resulting from our incremental marketing expenses, the impact of our restructuring actions (see Note 9, "Restructuring") and the settlement of our securities litigation matter (see Note 7, "Commitments and Contingencies").
We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2016 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of September 30, 2016, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $221.3 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
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

In June 2016, we amended and restated our senior secured revolving credit agreement (the "Amended and Restated Credit Agreement") that provides for aggregate principal borrowings of up to $250.0 million and matures in June 2019. The Amended and Restated Credit Agreement replaced our previous $250.0 million credit agreement that was scheduled to mature in August

2017 (the "Original Credit Agreement"). As of September 30, 2016 and December 31, 2015, we had no borrowings under the Amended and Restated Credit Agreement or the Original Credit Agreement, respectively, and were in compliance with all covenants. See Note 6, "Financing Arrangements," for additional information.

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
In April 2016, we deposited $39.5 million in an escrow account in connection with the preliminary court approval of the settlement for our securities litigation matter (See Note 7, "Commitments and Contingencies"). The $5.5 million remaining settlement amount for this matter was funded by our insurance carrier. Final court approval of the settlement was granted on July 13, 2016.
The Board previously authorized us to repurchase up to $500.0 million of our Class A common stock through August 2017 under our share repurchase program. On April 4, 2016, the Board approved an increase of $200.0 million to our share repurchase program and an extension of the program through April 2018. During the three and nine months ended September 30, 2016, we purchased 5,213,778 and 30,829,948 shares of Class A common stock, respectively, for an aggregate purchase price of $24.6 million and $112.5 million (including fees and commissions), respectively, under the share repurchase program. As of September 30, 2016, up to $244.7 million of Class A common stock remained available for purchase under that program. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the programs may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when the Company might otherwise be precluded from doing so.
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

Cash Flow
Our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015 (1)	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations	$(171,557)	$49,292	$(220,849)
Operating activities from discontinued operations	—	(36,578)	36,578
Operating activities	(171,557)	12,714	(184,271)
Investing activities from continuing operations	(51,719)	(146,012)	94,293
Investing activities from discontinued operations	—	244,470	(244,470)
Investing activities	(51,719)	98,458	(150,177)
Financing activities	52,868	(192,188)	245,056
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets held for sale	6,793	(27,338)	34,131
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(163,615)	(108,354)	(55,261)
Less: Net increase (decrease) in cash classified within current assets held for sale	—	(55,279)	55,279
Net increase (decrease) in cash and cash equivalents	$(163,615)	$(53,075)	$(110,540)

(1)
We adopted the guidance in ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We elected to apply that change in cash flow classification on a retrospective basis, which has resulted in an increase of $6.2 million to net cash provided by operating activities and net cash used in financing activities for the nine-month period ended September 30, 2015.

Cash Provided by (Used in) Operating Activities
Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain items, including depreciation and amortization, stock-based compensation, restructuring charges, deferred income taxes and the effect of changes in working capital and other items.
For the nine months ended September 30, 2016, our net cash used in operating activities from continuing operations was $171.6 million, which resulted from the following:

•
a $234.0 million net decrease related to changes in working capital and other assets and liabilities. That net decrease primarily resulted from a $171.8 million decrease in accrued merchant and supplier payables due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2015. The net decrease was also impacted by a $39.5 million payment to fund our securities litigation settlement.

•	a $133.1 million net loss from continuing operations, which included $30.0 million of restructuring charges.

These items were partially offset by a $195.6 million net increase for certain non-cash items, primarily consisting of depreciation and amortization and stock-based compensation.

For the nine months ended September 30, 2015, our net cash provided by operating activities from continuing operations was $49.3 million, which was driven by a $181.6 million net increase for certain non-cash items, primarily consisting of depreciation and amortization and stock-based compensation, partially offset by a $56.6 million net loss from continuing operations and a $75.7 million net decrease related to changes in working capital.

For the nine months ended September 30, 2015 net cash used in operating activities from discontinued operations was$36.6 million, which primarily consisted of a $166.6 million net decrease for certain non-cash items, partially offset by $133.5 million of net income from discontinued operations. Non-cash items primarily consisted of the pre-tax gain of $202.2 million on the disposition of Ticket Monster, partially offset by $23.6 million in deferred income taxes, $6.3 million of amortization expense related to acquired intangible assets and $5.3 million of stock-based compensation expense.

Cash Provided by (Used in) Investing Activities
Cash flows provided by (used in) investing activities primarily consists of capital expenditures, acquisitions and dispositions of businesses and minority investments.
For the nine months ended September 30, 2016, our net cash used in investing activities from continuing operations of $51.7 million primarily consisted of $49.2 million in capital expenditures, including capitalized internally-developed software.
For the nine months ended September 30, 2015, our net cash used in investing activities from continuing operations of $146.0 million primarily consisted of $70.1 million in net cash paid for acquisitions and $68.5 million in capital expenditures, including capitalized internally-developed software.

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
For the nine months ended September 30, 2016, our net cash provided by financing activities of $52.9 million was driven by the following:

•	proceeds from issuance of the Notes of $250.0 million;

•	payments for the purchase of convertible note hedges of $59.2 million;

•	proceeds from the issuance of warrants of $35.5 million;

•	purchases of Class A common stock under our share repurchase programs of $115.6 million;

•	payments of capital lease obligations of $22.0 million; and

•	taxes paid related to net share settlements of stock-based compensation awards of $23.3 million.

For the nine months ended September 30, 2015, our net cash used in financing activities of $192.2 million was driven primarily by the following:

•	purchases of Class A common stock under our share repurchase program of $329.4 million;

•	taxes paid related to net share settlements of stock-based compensation awards of $34.5 million; and

•	payments of capital lease obligations of $17.7 million.

These payments were partially offset by $195.0 million of borrowings under our revolving credit facility.

Free Cash Flow
Free cash flow is a non-GAAP financial measure that comprises net cash provided by operating activities from continuing operations less purchases of property and equipment and capitalized software from continuing operations. Free cash flow for the six months and trailing twelve months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015 (1)	$ Change	% Change
	(dollars in thousands)
Free cash flow	$(220,772)	$(19,189)	$(201,583)	(1,050.5)%
Free cash flow TTM	$14,176	$237,373	$(223,197)	(94.0)%

(1)
We adopted the guidance in ASU 2016-09 on January 1, 2016. ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We elected to apply that change in cash flow classification on a retrospective basis, which has resulted in increases of $6.2 million and $9.6 million to free cash flow for the nine-month and trailing twelve-month periods ended September 30, 2015, respectively.
The decrease in free cash flow for the nine months ended September 30, 2016 was primarily due to a $220.8 million decrease in our operating cash flows from continuing operations.
The decrease in free cash flow for the trailing twelve months ended September 30, 2016 was due to a $247.1 million decrease in our trailing twelve months operating cash flows from continuing operations.

For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2016 did not materially change from the amounts set forth in our 2015 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2016.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements included in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 11, 2016. In addition, refer to the critical accounting policies and estimates under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, and under Part II, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016. There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2016.
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
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. This ASU requires inventory to be measured at the lower of cost or net realizable value, rather than the lower of cost or market. The ASU is effective for annual reporting periods beginning after December 31, 2016 and interim periods within those annual periods. While we are still assessing the impact of ASU 2015-11, it does not believe that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This ASU requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.

We currently expect to early adopt this guidance on January 1, 2017 and estimate that we would record a cumulative effect adjustment to increase our accumulated deficit by approximately $3.0 million as of that date.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Japanese yen, Swiss Franc and Brazilian real, which exposes us to foreign currency risk. For the three months ended September 30, 2016, we derived approximately 27.3% and 5.6% of our revenue from our EMEA and Rest of World segments, respectively. For the nine months ended September 30, 2016, we derived approximately 26.4% and 5.6% of our revenue from our EMEA and Rest of World segments, respectively. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. The British pound sterling has declined significantly against the U.S. dollar following the U.K.’s non-binding "Brexit" referendum on June 23, 2016, whereby a majority of voters supported its withdrawal from the European Union. As a result of the decline in sterling, the gross billings and revenue from our U.K. operations will be adversely impacted and the expenses from our U.K. operations will be favorably impacted in future periods because our financial statements are reported in U.S. dollars.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of September 30, 2016 and December 31, 2015.
As of September 30, 2016, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $17.8 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $1.8 million. This compares to a $32.4 million working capital deficit subject to foreign currency exposure as of December 31, 2015, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $3.2 million.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and government money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Note 6, "Financing Arrangements"). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In June 2016, we entered into the Amended and Restated Credit Agreement that provides for aggregate principal borrowings of up to $250.0 million. The Amended and Restated Credit Agreement replaced our previous $250.0 million credit agreement that was scheduled to expire in August 2017. As of September 30, 2016, there were no borrowings outstanding under the Amended and Restated Credit Agreement. Because our Amended and Restated Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we draw down under the Amended and Restated Credit Agreement. We also have $53.7 million of capital lease obligations, and investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We do not believe that the interest rate risk on the long-term capital lease obligations and investments is significant.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2016.

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
Based on this evaluation, our management concluded that, as of September 30, 2016, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and Quarterly Reports on Form 10-Qs for the quarters ended March 31, 2016 and June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2016, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2016, we purchased 5,213,778 shares of Class A common stock for an aggregate purchase price of $24.6 million (including fees and commissions) under our share repurchase program. A summary of our Class A common stock repurchases during the three months ended September 30, 2016 under our share repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2016	2,060,629	$3.68	2,060,629	$261,719,831
August 1-31, 2016	1,596,218	5.54	1,596,218	$252,903,394
September 1-30, 2016	1,556,931	5.27	1,556,931	$244,714,324
Total	5,213,778	$4.72	5,213,778	$244,714,324
See Note 8, "Stockholders' Equity and Compensation Arrangements," for discussion regarding our share repurchase programs.
The following table provides information about purchases of shares of our Class A common stock during the three months ended September 30, 2016 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2016	803,250	$4.59	—	$—
August 1-31, 2016	302,437	5.62	—	$—
September 1-30, 2016 (1)	463,003	5.26	—	$—
Total	1,568,690	$4.99	—	$—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

ITEM 5. OTHER INFORMATION
On October 25, 2016, the Compensation Committee of the Company’s Board of Directors approved an award of 1,207,827 restricted stock units ("RSUs") for Rich Williams, the Company’s Chief Executive Officer, that will vest as follows: (i) 500,000 RSUs will vest quarterly in four equal installments beginning on March 15, 2017, (ii) 298,675 RSUs will vest on March 15, 2018, (iii) 232,109 RSUs will vest on March 15, 2019, and (iv) 177,043 RSUs will vest on March 15, 2020.  As approved on October 25, 2016, Mr. Williams is also eligible to earn an additional aggregate target number of 292,173 performance stock units ("PSUs") over a three-year period beginning in 2017, consisting of a target number of (i) 74,669 PSUs in 2017, (ii) 99,475 PSUs in 2018, and (iii) 118,029 PSUs in 2019.  The PSUs have a maximum payout capped at 200% of the target award for the applicable year.  The actual number of PSUs earned in any period, if at all, will be determined based on the Company meeting specific performance objectives established by the Compensation Committee within the first 90 days of the applicable year. The vesting of the RSUs and issuance of the PSUs is subject to Mr. Williams’ continued employment on the applicable vesting date or grant date and the awards are to be on the Company’s standard terms.

ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of October 2016.

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