Form 10-Q
period 2017-03-31
Groupon, Inc.
filed 2017-05-03
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Yes  ☒         No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                           Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reused financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No  ☒
As of May 1, 2017, there were 560,861,175 shares of the registrant's common stock outstanding.

______________________________________________________

PART I
FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, volatility in our revenue and operating results; risks related to our business strategy, including our strategy to grow our local marketplaces, marketing strategy and spend and the productivity of those marketing investments; effectively dealing with challenges arising from our international operations, including fluctuations in currency exchange rates and any potential adverse impact from the United Kingdom's likely exit from the European Union; retaining existing customers and adding new customers; retaining and adding high quality merchants; cyber security breaches; incurring expenses as we expand our business; competing successfully in our industry; maintaining favorable payment terms with our business partners; providing a strong mobile experience for our customers; delivery and routing of our emails; product liability claims; managing inventory and order fulfillment risks; integrating our technology platforms; litigation; managing refund risks; retaining, attracting and integrating members of our executive team; difficulties, delays or our inability to successfully complete all or part of the announced restructuring actions or to realize the operating efficiencies and other benefits of such restructuring actions; higher than anticipated restructuring charges or changes in the timing of such restructuring charges; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; tax liabilities; tax legislation; compliance with domestic and foreign laws and regulations, including the CARD Act and regulation of the Internet and e-commerce; classification of our independent contractors; maintaining our information technology infrastructure; protecting our intellectual property; maintaining a strong brand; seasonality; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; the impact of our ongoing strategic review and any potential strategic alternatives we may choose to pursue; our senior convertible notes; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Part I, "Item 1A: Risk Factors" of our 2016 Annual Report on Form 10-K for the year ended December 31, 2016, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$690,975	$862,977
Accounts receivable, net	63,732	71,272
Prepaid expenses and other current assets	88,512	94,441
Current assets of discontinued operations	—	63,246
Total current assets	843,219	1,091,936
Property, equipment and software, net	158,222	169,452
Goodwill	275,978	274,551
Intangible assets, net	37,995	42,915
Investments (including $112,606 and $110,066 at March 31, 2017 and December 31, 2016, respectively, at fair value)	145,003	141,882
Deferred income taxes	5,118	5,151
Other non-current assets	18,300	23,484
Non-current assets of discontinued operations	—	12,006
Total Assets	$1,483,835	$1,761,377
Liabilities and Equity
Current liabilities:
Accounts payable	$18,805	$28,551
Accrued merchant and supplier payables	637,693	770,992
Accrued expenses and other current liabilities	335,531	366,456
Current liabilities of discontinued operations	—	47,052
Total current liabilities	992,029	1,213,051
Convertible senior notes, net	181,582	178,995
Deferred income taxes	1,745	1,714
Other non-current liabilities	97,090	99,628
Non-current liabilities of discontinued operations	—	2,927
Total Liabilities	1,272,446	1,496,315
Commitments and contingencies (see Note 7)
Stockholders' Equity
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, 741,388,884 shares issued and 562,356,295 shares outstanding at March 31, 2017 and 736,531,771 shares issued and 564,835,863 shares outstanding at December 31, 2016	74	74
Additional paid-in capital	2,127,405	2,112,728
Treasury stock, at cost, 179,032,589 shares at March 31, 2017 and 171,695,908 shares at December 31, 2016	(833,451)	(807,424)
Accumulated deficit	(1,126,658)	(1,099,010)
Accumulated other comprehensive income (loss)	42,795	58,052
Total Groupon, Inc. Stockholders' Equity	210,165	264,420
Noncontrolling interests	1,224	642
Total Equity	211,389	265,062
Total Liabilities and Equity	$1,483,835	$1,761,377

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Third-party and other	$301,577	$309,629
Direct	372,049	388,806
Total revenue	673,626	698,435
Cost of revenue:
Third-party and other	42,873	41,060
Direct	321,302	337,273
Total cost of revenue	364,175	378,333
Gross profit	309,451	320,102
Operating expenses:
Marketing	86,342	87,295
Selling, general and administrative	232,046	262,978
Restructuring charges	2,731	11,513
Acquisition-related expense (benefit), net	12	3,464
Total operating expenses	321,131	365,250
Income (loss) from operations	(11,680)	(45,148)
Other income (expense), net	(4,602)	2,618
Income (loss) from continuing operations before provision (benefit) for income taxes	(16,282)	(42,530)
Provision (benefit) for income taxes	4,587	1,009
Income (loss) from continuing operations	(20,869)	(43,539)
Income (loss) from discontinued operations, net of tax	487	(2,057)
Net income (loss)	(20,382)	(45,596)
Net income attributable to noncontrolling interests	(4,032)	(3,523)
Net income (loss) attributable to Groupon, Inc.	$(24,414)	$(49,119)

Basic and diluted net income (loss) per share (1):
Continuing operations	$(0.04)	$(0.08)
Discontinued operations	—	—
Basic and diluted net income (loss) per share	$(0.04)	$(0.08)

Weighted average number of shares outstanding (1)
Basic	562,195,243	582,751,678
Diluted	562,195,243	582,751,678

(1)
The structure of the Company's common stock changed during the year ended December 31, 2016. Refer to Note 8, Stockholders' Equity and Compensation Arrangements, and Note 12, Income (Loss) per Share, for additional information.

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Income (loss) from continuing operations	$(20,869)	$(43,539)
Other comprehensive income (loss) from continuing operations:
Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	617	(3,796)
Reclassification adjustments included in income (loss) from continuing operations	(187)	1,462
Net change in unrealized gain (loss)	430	(2,334)
Defined benefit pension plan adjustments:
Curtailment gain	583	—
Amortization of pension net actuarial gain (loss) to earnings	2	27
Net change in unrealized gain (loss) (net of tax effect of $0 and $4 for the three months ended March 31, 2017 and 2016, respectively)	585	27
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $147 and $0 for the three months ended March 31, 2017 and 2016, respectively)	239	(116)
Other comprehensive income (loss) from continuing operations	1,254	(2,423)
Comprehensive income (loss) from continuing operations	(19,615)	(45,962)

Income (loss) from discontinued operations	487	(2,057)
Other comprehensive income (loss) from discontinued operations - Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	(1,793)	(429)
Reclassification adjustment included in net income (loss) from discontinued operations	(14,718)	—
Net change in unrealized gain (loss)	(16,511)	(429)
Comprehensive income (loss) from discontinued operations	(16,024)	(2,486)

Comprehensive income (loss)	(35,639)	(48,448)
Comprehensive income (loss) attributable to noncontrolling interests	(4,032)	(3,523)
Comprehensive income (loss) attributable to Groupon, Inc.	$(39,671)	$(51,971)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	736,531,771	$74	$2,112,728	(171,695,908)	$(807,424)	$(1,099,010)	$58,052	$264,420	$642	$265,062
Cumulative effect of change in accounting principle	—	—	—	—	—	(3,234)	—	(3,234)	—	(3,234)
Net income (loss)	—	—	—	—	—	(24,414)	—	(24,414)	4,032	(20,382)
Foreign currency translation	—	—	—	—	—	—	(16,081)	(16,081)	—	(16,081)
Pension liability adjustments, net of tax	—	—	—	—	—	—	585	585	—	585
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	239	239	—	239
Exercise of stock options	4,701	—	10	—	—	—	—	10	—	10
Vesting of restricted stock units and performance share units	5,995,204	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	877,845	—	2,458	—	—	—	—	2,458	—	2,458
Tax withholdings related to net share settlements of stock-based compensation awards	(2,020,637)	—	(8,174)	—	—	—	—	(8,174)	—	(8,174)
Stock-based compensation expense on equity-classified awards	—	—	20,383	—	—	—	—	20,383	—	20,383
Purchases of treasury stock	—	—	—	(7,336,681)	(26,027)	—	—	(26,027)	—	(26,027)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,450)	(3,450)
Balance at March 31, 2017	741,388,884	$74	$2,127,405	(179,032,589)	$(833,451)	$(1,126,658)	$42,795	$210,165	$1,224	$211,389

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income (loss)	$(20,382)	$(45,596)
Less: Income (loss) from discontinued operations, net of tax	487	(2,057)
Income (loss) from continuing operations	(20,869)	(43,539)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	28,667	29,761
Amortization of acquired intangible assets	5,400	4,654
Stock-based compensation	19,701	30,093
Restructuring-related long-lived asset impairments	—	45
Deferred income taxes	(74)	(2,310)
(Gain) loss, net from changes in fair value of contingent consideration	12	3,442
(Gain) loss from changes in fair value of investments	(303)	1,100
Amortization of debt discount on convertible senior notes	2,587	—
Change in assets and liabilities, net of acquisitions and dispositions:
Restricted cash	1,853	502
Accounts receivable	10,594	(5,763)
Prepaid expenses and other current assets	5,380	18,939
Accounts payable	(13,184)	(1,499)
Accrued merchant and supplier payables	(138,238)	(109,264)
Accrued expenses and other current liabilities	(36,040)	11,967
Other, net	(1,719)	(12,905)
Net cash provided by (used in) operating activities from continuing operations	(136,233)	(74,777)
Net cash provided by (used in) operating activities from discontinued operations	(1,098)	(1,948)
Net cash provided by (used in) operating activities	(137,331)	(76,725)
Investing activities
Purchases of property and equipment and capitalized software	(14,076)	(19,852)
Cash derecognized upon dispositions of subsidiaries	—	(40)
Acquisitions of intangible assets and other investing activities	56	(786)
Net cash provided by (used in) investing activities from continuing operations	(14,020)	(20,678)
Net cash provided by (used in) investing activities from discontinued operations	(7,547)	(100)
Net cash provided by (used in) investing activities	(21,567)	(20,778)
Financing activities
Payments for purchases of treasury stock	(27,234)	(64,665)
Taxes paid related to net share settlements of stock-based compensation awards	(8,970)	(4,964)
Proceeds from stock option exercises and employee stock purchase plan	2,468	1,933
Distributions to noncontrolling interest holders	(3,450)	(3,365)
Payments of capital lease obligations	(8,067)	(6,954)
Other financing activities	(473)	—
Net cash provided by (used in) financing activities	(45,726)	(78,015)
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets of discontinued operations	3,756	10,668
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets of discontinued operations	(200,868)	(164,850)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	(28,866)	3,993
Net increase (decrease) in cash and cash equivalents	(172,002)	(168,843)
Cash and cash equivalents, beginning of period	862,977	824,307
Cash and cash equivalents, end of period	$690,975	$655,464

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	$1,340	$1,163
Leasehold improvements funded by lessor	—	4,809
Liability for purchases of treasury stock	—	2,965
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	(1,185)	3,928
Cost method and available-for-sale investments acquired in connection with business dispositions	2,022	—
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
The Company's operations are organized into two segments: North America and International. See Note 13, Segment Information.
Prior period amounts in the condensed consolidated financial statements have been adjusted to reflect discontinued operations presentation. See Note 2, Discontinued Operations, for additional information.

Unaudited Interim Financial Information

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 15, 2017, as amended by the Form 10-K/A for the year ended December 31, 2016, filed with the SEC on March 22, 2017.
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
Adoption of New Accounting Standards
The Company adopted the guidance in ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, on January 1, 2017. This ASU requires inventory to be measured at the lower of cost or net realizable value, rather than the lower of cost or market. The adoption of ASU 2015-11 did not have a material impact on the accompanying condensed consolidated financial statements.
The Company adopted the guidance in ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) on January 1, 2017. This ASU requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. The Company recorded a $3.2 million cumulative effect adjustment to increase its accumulated deficit as of January 1, 2017 to recognize the impact of that change in accounting policy.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Reclassifications
Certain reclassifications have been made to the condensed consolidated financial statements of prior periods and the accompanying notes to conform to the current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, stock-based compensation, income taxes, valuation of acquired goodwill and intangible assets, investments, customer refunds, contingent liabilities and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.
2. DISCONTINUED OPERATIONS
In October 2016, the Company completed a strategic review of its international markets in connection with its efforts to optimize its global footprint and focus on the markets that it believes have the greatest potential to benefit the Company's long-term financial performance. Based on that review, the Company decided to focus its business on 15 core countries and to pursue strategic alternatives for its operations in the remaining 11 countries, which were primarily based in Asia and Latin America. As described below, the dispositions of the Company's operations in those 11 countries were completed between November 2016 and March 2017.
A business disposition that represents a strategic shift and has (or will have) a major effect on an entity's operations and financial results is reported as a discontinued operation. The Company determined that the decision reached by its management and Board of Directors to exit those 11 non-core countries, which comprised a substantial majority of its operations outside of North America and EMEA, represented a strategic shift in its business. Additionally, based on its review of quantitative and qualitative factors relevant to the dispositions, the Company determined that the disposition of the businesses in those 11 countries will have a major effect on its operations and financial results. As such, the financial position and results of operations and cash flows for its operations in those 11 countries, including the gains and losses on the dispositions and related income tax effects, are presented as discontinued operations in the accompanying condensed consolidated financial statements as of December 31, 2016 and for the three months ended March 31, 2017 and 2016.
Groupon Israel

On March 21, 2017, the Company sold an 83% controlling stake in its subsidiary in Israel. The Company recognized a pretax gain on the disposition of $1.8 million, which represents the excess of (a) the sum of (i) $2.3 million in net consideration received, consisting of the $0.4 million fair value of its retained minority investment and $2.0 million to be received in cash, less $0.1 million in transaction costs, and (ii) a $0.2 million cumulative translation gain, which was reclassified to earnings, over (b) the $0.7 million net book value upon the closing of the transaction. The amount of cash proceeds to be received in connection with this transaction may change due to final working capital adjustments. See Note 4, Investments, for additional information about this transaction.

Groupon Singapore

On March 10, 2017, the Company sold its subsidiary in Singapore in exchange for a convertible debt investment in the acquirer. The Company recognized a pretax loss on the disposition of $0.5 million, which represents the excess of (a) the sum of (i) the $0.5 million net book value upon closing of the transaction and (ii) a $1.1 million cumulative translation loss, which was reclassified to earnings, over (b) $1.1 million in net consideration received, consisting of the $1.6 million fair value of the investment acquired, less $0.5 million in transaction costs. The Company did not receive any cash proceeds in connection with the transaction. See Note 4, Investments, for additional information about this transaction.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Groupon Hong Kong

On March 3, 2017, the Company sold its subsidiary in Hong Kong. The Company recognized a pretax gain on the disposition of $0.3 million, consisting of the $0.2 million negative net book value upon closing of the transaction and $0.1 million in net consideration received, consisting of $0.2 million received in cash, less $0.1 million in transaction costs. The amount of cash proceeds to be received in connection with this transaction may change due to final working capital adjustments.

Groupon Latin America

On February 16, 2017 and March 9, 2017, the Company sold its subsidiaries in Argentina, Chile, Colombia, Peru, Mexico, and Brazil in two transactions with the same counterparty. The Company recognized a net pretax loss on the dispositions of $2.9 million, which represents the excess of (a) the sum of (i) a $2.1 million unfavorable contract liability for transition services, (ii) a $5.4 million indemnification liability and (iii) the $13.6 million net book value upon closing of the transactions, over (b) the sum of (i) a $15.7 million cumulative translation gain, which was reclassified to earnings, and (ii) $2.5 million in net consideration received, consisting of $3.2 million in net cash proceeds, less $0.7 million in transaction costs. The amount of net cash proceeds to be received in connection with these transactions may change due to final working capital adjustments.

November 2016 Dispositions within Discontinued Operations

In connection with the strategic initiative to exit 11 non-core countries as discussed above, the Company sold its subsidiary in Malaysia and ceased operations in South Africa in November 2016. The results of the Company's operations in Malaysia and South Africa are presented within discontinued operations in the accompanying condensed consolidated financial statements for the three months ended March 31, 2016.

Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, 2017 (1)	Three Months Ended March 31, 2016
Third-party and other revenue	$12,602	$24,939
Direct revenue	2,962	8,597
Third-party and other cost of revenue	(2,557)	(5,721)
Direct cost of revenue	(3,098)	(8,589)
Marketing expense	(1,239)	(2,470)
Selling, general and administrative expense	(9,908)	(18,010)
Restructuring	(778)	(931)
Other income, net	3,852	868
Income (loss) from discontinued operations before loss on dispositions and provision for income taxes	1,836	(1,317)
Loss on dispositions	(1,268)	—
Provision for income taxes	(81)	(740)
Income (loss) from discontinued operations, net of tax	$487	$(2,057)

(1)
The income (loss) from discontinued operations before loss on dispositions and provision for income taxes for the three months ended March 31, 2017 includes the results of each business through its respective disposition date.

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations in the consolidated balance sheet as of December 31, 2016 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

December 31, 2016
Cash	$28,866
Accounts receivable, net	15,386
Prepaid expenses and other current assets	18,994
Property, equipment and software, net	1,554
Goodwill	9,411
Other non-current assets	1,041
Assets of discontinued operations	$75,252

Accounts payable	$722
Accrued merchant and supplier payables	29,705
Accrued expenses and other current liabilities	16,625
Deferred income taxes	2,501
Other non-current liabilities	426
Liabilities of discontinued operations	$49,979

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the three months ended March 31, 2017 (in thousands):

	North America	EMEA	Rest of World	International	Consolidated
Balance as of December 31, 2016	$178,685	$89,747	$6,119	$—	$274,551
Foreign currency translation	—	—	—	1,427	1,427
Reallocation to new segment	—	(89,747)	(6,119)	95,866	—
Balance as of March 31, 2017	$178,685	$—	$—	$97,293	$275,978
As discussed in Note 13, Segment Information, the Company updated its segments in the current period to report two segments: North America and International. As a result of the change in segments, the Company combined its Northern EMEA, Southern EMEA and Central EMEA reporting units into a single EMEA reporting unit, which is one level below the International segment. As a result of the change in reporting units, the Company performed a qualitative assessment of potential goodwill impairment for the new EMEA reporting unit and performed separate qualitative assessments of potential goodwill impairment for the Northern EMEA, Southern EMEA and Central EMEA previous reporting units immediately prior to the change. The Company also performed a qualitative assessment of potential goodwill impairment for the remainder of its Asia Pacific reporting unit following the dispositions of businesses in that reporting unit in the current period. Based on those assessments, which considered current market conditions, recent business performance and the amounts by which fair values exceeded carrying values in quantitative impairment tests performed as of October 1, 2016, the Company determined that the likelihood of a goodwill impairment did not reach the more-likely-than not threshold specified in U.S. GAAP for any of the reporting units that were evaluated.  Accordingly, the Company concluded that goodwill related to those reporting units was not impaired and further quantitative testing was not required to be performed.  In addition, the Company sold all of the operations of its Latin America reporting unit in the current period and the goodwill of that reporting unit was included in the net book value that was derecognized. See Note 2, Discontinued Operations, for information about the dispositions of operations in Asia and Latin America.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the Company's intangible assets (in thousands):

	March 31, 2017
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$59,046	$41,711	$17,335
Merchant relationships	12,128	8,964	3,164
Trade names	11,600	8,414	3,186
Developed technology	38,520	31,971	6,549
Patents	17,742	14,286	3,456
Other intangible assets	14,153	9,848	4,305
Total	$153,189	$115,194	$37,995

	December 31, 2016
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$59,340	$40,002	$19,338
Merchant relationships	12,015	8,475	3,540
Trade names	11,534	8,004	3,530
Developed technology	38,388	30,197	8,191
Patents	17,259	14,020	3,239
Other intangible assets	14,044	8,967	5,077
Total	$152,580	$109,665	$42,915
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets from continuing operations was $5.4 million and $4.7 million for the three months ended March 31, 2017 and 2016, respectively. There was no amortization expense related to intangible assets from discontinued operations for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2017	$15,301
2018	14,775
2019	6,662
2020	994
2021	250
Thereafter	13
Total	$37,995
4. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2017	Percent Ownership of Voting Stock			December 31, 2016	Percent Ownership of Voting Stock
Available-for-sale securities:
Convertible debt securities	$11,931				$10,038
Redeemable preferred shares	17,788	19%	to	25%	17,444	19%	to	25%
Total available-for-sale securities	29,719				27,482
Cost method investments	32,397	1%	to	19%	31,816	1%	to	19%
Fair value option investments	82,887	10%	to	41%	82,584	41%
Total investments	$145,003				$141,882
The following table summarizes the amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company's available-for-sale securities as of March 31, 2017 and December 31, 2016, respectively (in thousands):

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value
Available-for-sale securities:
Convertible debt securities	$10,304	$1,737	$(110)	$11,931	$8,453	$1,691	$(106)	$10,038
Redeemable preferred shares	18,375	—	(587)	17,788	18,375	—	(931)	17,444
Total available-for-sale securities	$28,679	$1,737	$(697)	$29,719	$26,828	$1,691	$(1,037)	$27,482

(1)
As of March 31, 2017 and December 31, 2016, available-for-sale securities with an unrealized loss have been in a loss position for less than 12 months, except for one security in a loss position of $0.1 million.

Fair Value Option Investments
In connection with the dispositions of controlling stakes in Ticket Monster, an entity based in the Republic of Korea, in May 2015 and Groupon India in August 2015, the Company obtained minority investments in Monster Holdings LP ("Monster LP") and in GroupMax Pte Ltd. ("GroupMax," d/b/a "Nearbuy"), respectively. The Company has made an irrevocable election to account for both of these investments at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to these investments because it believes that fair value is the most relevant measurement attribute for these investments, as well as to reduce operational and accounting complexity.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

units in Monster LP’s capital structure. However, while providing more downside protection, those Class A-1 units provide less opportunity for appreciation than the Class B units previously held by the Company.
To determine the fair value of the Company’s investment in Monster LP each period, the first step was to estimate the fair value of Monster LP in its entirety. The Company primarily used the discounted cash flow method, which is an income approach, to estimate the fair value of Monster LP. The key inputs to determining fair value under that approach are cash flow forecasts and discount rates. As of March 31, 2017 and December 31, 2016, the Company applied a discount rate of 22%, in its discounted cash flow valuation of Monster LP. The Company also used a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of Monster LP as of March 31, 2017 and December 31, 2016. The discounted cash flow and market multiple valuations were then evaluated and weighted to determine the amount that is most representative of the fair value of the investee. Once the Company determined the fair value of Monster LP, it then determined the fair value of its specific investment in that entity. Monster LP has a complex capital structure, so the Company applied an option-pricing model that considers the liquidation preferences of the investee’s respective classes of ownership interests to determine the fair value of the Company’s investment in the entity.

Based on the above procedures, the Company determined that the fair value of its investment in Monster LP was $81.0 million and $78.7 million, respectively, as of March 31, 2017 and December 31, 2016. The Company recognized a gain of $2.4 million from changes in the fair value of its investment for the three months ended March 31, 2017 and a loss of less than $0.1 million, from the changes in the fair value of its investment for the three months ended March 31, 2016.

GroupMax

To determine the fair value of the Company’s investment in GroupMax each period, it applies the same methodology as described above for Monster LP. The Company determined that the fair value of its investment in GroupMax was $1.9 million and $3.9 million, respectively, as of March 31, 2017 and December 31, 2016. The Company recognized losses of $2.1 million and $1.1 million from changes in the fair value of its investment in GroupMax for the three months ended March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017, the Company also has an outstanding receivable due from GroupMax with a carrying amount of $0.6 million.

Other Investments
In March 2017, the Company acquired a convertible debt instrument of a company that connects consumers with fitness, beauty and wellness businesses in Asia, as consideration for the sale of Groupon Singapore. The convertible debt instrument was recorded at its $1.6 million acquisition date fair value and is accounted for as an available-for-sale security.

In March 2017, in connection with the disposition of Groupon Israel, the Company retained a minority investment in the entity. The investment was recorded at its $0.4 million fair value at initial recognition and is accounted for as a cost method investment.

5. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other income (expense), net for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest income	$602	$333
Interest expense	(5,319)	(842)
Gains (losses), net on changes in fair value of investments	303	(1,100)
Foreign currency gains (losses), net (1)	51	5,643
Other	(239)	(1,416)
Other income (expense), net	$(4,602)	$2,618

(1)
Foreign currency gains (losses), net for the three months ended March 31, 2016 includes a $1.5 million cumulative translation loss that was reclassified to earnings as a result of the Company's exit from certain countries as part of its restructuring plan. Refer to Note 9, Restructuring, for additional information.

The following table summarizes the Company's prepaid expenses and other current assets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Finished goods inventories	$27,053	$31,042
Prepaid expenses	31,080	34,132
Income taxes receivable	11,080	11,495
Value-added tax receivable	7,248	5,965
Other	12,051	11,807
Total prepaid expenses and other current assets	$88,512	$94,441
The following table summarizes the Company's accrued merchant and supplier payables as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Accrued merchant payables	$447,441	$428,187
Accrued supplier payables (1)	190,252	342,805
Total accrued merchant and supplier payables	$637,693	$770,992

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes the Company's accrued expenses and other current liabilities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Refunds reserve	$27,797	$33,104
Compensation and benefits	44,270	55,590
Customer credits	47,587	42,003
Restructuring-related liabilities	9,400	16,395
Income taxes payable	10,908	10,847
Deferred revenue	36,505	35,890
Current portion of capital lease obligations	28,261	28,889
Other	130,803	143,738
Total accrued expenses and other current liabilities	$335,531	$366,456
The following table summarizes the Company's other non-current liabilities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Long-term tax liabilities	$43,201	$41,611
Capital lease obligations	13,830	19,719
Other	40,059	38,298
Total other non-current liabilities	$97,090	$99,628
The following table summarizes the components of accumulated other comprehensive income (loss) as of March 31, 2017 and December 31, 2016 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Pension adjustments	Total
Balance as of December 31, 2016	$58,249	$388	$(585)	$58,052
Other comprehensive income (loss) before reclassification adjustments	(1,176)	239	—	(937)
Reclassification adjustments included in net income (loss)	(14,905)	—	585	(14,320)
Other comprehensive income (loss)	(16,081)	239	585	(15,257)
Balance as of March 31, 2017	$42,168	$627	$—	$42,795
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
Each $1,000 of principal amount of the Notes initially is convertible into 185.1852 shares of common stock, which is equivalent to an initial conversion price of $5.40 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company can elect to settle the conversion value in cash, shares of its common stock, or any combination of cash and shares of its common stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

maturity date, the Company may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture").
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
The carrying amount of the Notes consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(68,418)	(71,005)
Net carrying amount of liability component	$181,582	$178,995

Net carrying amount of equity component	$67,014	$67,014
The estimated fair value of the Notes as of March 31, 2017 was $247.8 million and was determined using a lattice model. The Company classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as its stock price volatility over the term of the Notes and its cost of debt.
As of March 31, 2017, the remaining term of the Notes is approximately 5 years. During the three months ended March 31, 2017, the Company recognized interest expense on the Notes as follows (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Three Months Ended March 31, 2017
Contractual interest expense based on 3.25% of the principal amount per annum	$2,032
Amortization of debt discount	2,587
Total interest expense	$4,619
Note Hedges and Warrants
In May 2016, the Company purchased convertible note hedges with respect to its Common Stock for a cost of $59.1 million from certain bank counterparties. The convertible note hedges provide the Company with the right to purchase up to 46.3 million shares of the Company's Common Stock at an initial strike price of $5.40 per share, which corresponds to the initial conversion price of the Notes, and are exercisable by the Company upon conversion of the Notes. The convertible note hedges are intended to reduce the potential economic dilution upon conversion of the Notes. The convertible note hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the convertible note hedges.
In May 2016, the Company also sold warrants for total cash proceeds of $35.5 million to certain bank counterparties. The warrants provide the counterparties with the right to purchase up to 46.3 million shares of the Company's Common Stock at a strike price of $8.50 per share. The warrants expire on various dates between July 1, 2022 and August 26, 2022 and are exercisable on their expiration dates. The warrants are separate transactions and are not part of the terms of the Notes or convertible note hedges. Holders of the Notes and convertible note hedges do not have any rights with respect to the warrants.
The amounts paid and received for the convertible note hedges and warrants have been recorded in additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2017. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
Under the if-converted method, the shares of common stock underlying the conversion option in the Notes are included in the diluted earnings per share denominator and the interest expense on the Notes, net of tax, is added to the numerator. However, upon conversion, there will be no economic dilution from the Notes, as exercise of the convertible note hedges eliminates any dilution from the Notes that would have otherwise occurred when the price of the Company’s Common Stock exceeds the conversion price. Taken together, the purchase of the convertible note hedges and sale of warrants are intended to offset any actual dilution from the conversion of these Notes and to effectively increase the overall conversion price from $5.40 to $8.50 per share. Based on the closing price of the Company's Common Stock of $3.93 on March 31, 2017, the if-converted value of the Notes was less than the principal amount.
Revolving Credit Agreement
The Company's amended and restated senior secured revolving credit agreement (the "Amended and Restated Credit Agreement") provides for aggregate principal borrowings of up to $250.0 million and matures in June 2019. Borrowings under the Amended and Restated Credit Agreement bear interest, at the Company's option, at a rate per annum equal to the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the Amended and Restated Credit Agreement) plus an additional margin ranging between 0.50% and 2.25%. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.40% per annum of the average daily amount of unused commitments available under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit does not exceed the maximum funding commitment of $250.0 million.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
As of March 31, 2017 and December 31, 2016, the Company had no borrowings under the Amended and Restated Credit Agreement and was in compliance with all covenants. As of March 31, 2017 and December 31, 2016, the Company had outstanding letters of credit of $10.9 million and $11.1 million, respectively, under the Amended and Restated Credit Agreement.
7. COMMITMENTS AND CONTINGENCIES
The Company's commitments as of March 31, 2017 did not materially change from the amounts set forth in the Company's 2016 Annual Report on Form 10-K.
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
Federal and state purported stockholder derivative lawsuits were filed against certain of the Company's current and former directors and officers.  The federal purported stockholder derivative lawsuit was originally filed in April 2012, and a consolidated stockholder derivative complaint was filed on July 30, 2012, in the United States District Court for the Northern District of Illinois: In re Groupon Derivative Litigation.  The state derivative cases were filed in the Chancery Division of the Circuit Court of Cook County, Illinois: Orrego v. Lefkofsky, et al., on April 5, 2012; and Kim v. Lefkofsky, et al., was filed on May 25, 2012. In the first quarter of 2016, the parties reached an agreement in principle to settle the litigation, including that the Company will implement certain corporate reforms. On January 9, 2017, the state court entered an order preliminarily approving the settlement, and on April 5, 2017 the state court entered a final order approving the settlement. On April 7, 2017, the federal court entered an order dismissing the action with prejudice.

On March 2, 2016, International Business Machines Corporation ("IBM") filed a complaint in the United States District Court for the District of Delaware against the Company.  In the complaint, IBM alleges that the Company has infringed and continues to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. On December 13, 2016, the Company filed a motion to invalidate two of IBM’s patents relating to the presentation of applications and advertising on the grounds that such patents are patent-ineligible, and the court has not yet ruled on that motion, which is set for hearing on June 5, 2017. On March 24, 2017, the Company filed a petition for inter partes review with the United States Patent and Trademark Office seeking to invalidate IBM’s asserted patent related to single sign-on processes. On May 9, 2016, the Company filed a complaint in the United States District Court for the Northern District of Illinois against IBM.  The Company alleges that IBM has infringed and continues to willfully infringe one of the Company’s patents relating to location-based services. On December 20, 2016, IBM filed a motion to dismiss this case, and the court denied that motion. The court held a Markman hearing on April 3, 2017, but has not yet construed the claims. The Company intends to seek damages and injunctive relief for IBM’s infringement of this patent. Further, the Company plans to vigorously defend against the claims filed by IBM.

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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

The Company is also subject to, or in the future may become subject to, a variety of regulatory inquiries, audits, and investigations across the jurisdictions where the Company conducts its business, including, for example, inquiries related to consumer protection, employment matters and/or hiring practices, marketing practices, tax, unclaimed property and privacy rules and regulations. Any regulatory actions against the Company, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, fines and penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, require the Company to change its business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm the Company's business.

The Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and estimable. These accruals represent management's best estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. For certain of the matters described above, there are inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim. However, the Company believes that the amount of reasonably possible losses in excess of the amounts accrued for these matters would not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. The Company's accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation and other regulatory matters can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Indemnifications
         In connection with the dispositions of the Company's operations in Latin America (see Note 2, Discontinued Operations), it agreed to indemnify the buyer for certain tax and other matters. The indemnification liabilities were recorded at their fair value, estimated to be $5.4 million using a probability-weighted expected cash flow approach, upon closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations. The Company estimates that the total amount of obligations that are reasonably possible of arising under the indemnifications is $23.0 million.

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

Except as noted above, it is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, any payments that the Company has made under these agreements have not had a material impact on the operating results, financial position or cash flows of the Company.

8. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company's Board of Directors (the "Board") has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of its common stock. As of March 31, 2017 and December 31, 2016, there were no shares of preferred stock outstanding.
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

Share Repurchase Program

The Board has authorized the Company to repurchase up to $700.0 million of its common stock through April 2018 under its current share repurchase program. During the three months ended March 31, 2017, the Company purchased 7,336,681 shares for an aggregate purchase price of $26.0 million (including fees and commissions) under that repurchase program. As of March 31, 2017, up to $169.0 million of common stock remained available for purchase under that program. The timing and amount of any share repurchases are determined based on market conditions, limitations under the Amended and Restated Credit Agreement, share price and other factors, and the program may be discontinued or suspended at any time.

Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of March 31, 2017, 76,021,445 shares of common stock were available for future issuance under the Plans.
The Company recognized stock-based compensation expense from continuing operations of $19.7 million and $30.1 million for the three months ended March 31, 2017 and 2016, respectively, related to stock awards issued under the Plans and acquisition-related awards. The Company recognized stock-based compensation expense from discontinued operations of $0.2 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. The Company also capitalized $1.5 million and $2.2 million of stock-based compensation for the three months ended March 31, 2017 and 2016, respectively, in connection with internally-developed software.
As of March 31, 2017, a total of $90.1 million of unrecognized compensation costs related to unvested employee stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted-average period of 1.01 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the three months ended March 31, 2017 and 2016, 877,845 and 618,319 shares of common stock were issued under the ESPP, respectively.

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
The table below summarizes activity regarding unvested restricted stock units granted under the Plans for the three months ended March 31, 2017:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2016	25,407,846	$5.18
Granted	2,779,983	$3.62
Vested	(5,491,469)	$5.33
Forfeited	(1,834,474)	$6.08
Unvested at March 31, 2017	20,861,886	$4.89
Performance Share Units
During the three months ended March 31, 2017, 503,735 shares of the Company's common stock were issued upon vesting of performance share units granted in the previous year upon the Board's certification of the Company's financial and operational metrics for the year ended December 31, 2016. The weighted average grant date fair value of those shares was $3.78 per share.
During the three months ended March 31, 2017, the Company granted additional performance share units to certain key employees. The vesting of those awards into shares of the Company's common stock is contingent upon the achievement of specified financial and operational targets for the year ending December 31, 2017 and is subject to both continued employment through the performance period and certification by the Board that the specified financial and operational targets have been achieved. The maximum number of common shares issuable upon vesting of those performance share units is 683,076 shares, the grant date fair value was $3.78 per share and the total grant date fair value of the shares for which the performance conditions are expected to be met was $1.3 million.
Performance Bonus Awards
If bonus amounts earned under the Company's primary employee bonus plans exceed targeted bonus amounts because specified financial metrics of the Company exceed the performance conditions set forth in those plans, such excess is required to be settled in the Company's common stock. The Company's obligation to issue shares for employee bonus amounts exceeding the specified bonus targets is accounted for separately as a liability-classified stock-based compensation arrangement with performance conditions. For the three months ended March 31, 2017, the stock-based compensation under that arrangement was not material.
Restricted Stock Awards
The Company has granted restricted stock awards in connection with business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service periods, which extend through January 2018. There were no restricted stock awards granted, vested or forfeited during the three months ended March 31, 2017. There were 1,219,018 unvested restricted stock awards as of March 31, 2017 with a weighted-average grant date fair value of $4.76.
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
The table below summarizes the stock option activity for the three months ended March 31, 2017:

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding and exercisable at December 31, 2016	991,172	$0.77	2.83	$2,527
Exercised	(4,701)	2.04
Forfeited	(950)	1.77
Outstanding and exercisable at March 31, 2017	985,521	$0.77	2.59	$3,114

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of March 31, 2017 and December 31, 2016, respectively.

9. RESTRUCTURING
In September 2015, the Company commenced a restructuring plan relating primarily to workforce reductions in its international operations. The Company has also undertaken workforce reductions in its North America segment. In addition to workforce reductions in its ongoing markets, the Company ceased operations in 17 countries within its International segment as part of the restructuring plan between September 2015 and March 2016. Those country exits, which generally comprised the Company's smallest international markets, resulted from a series of separate decisions made at different times during that period that were not part of an overall strategic shift. Costs related to the restructuring plan are classified as "Restructuring charges" on the condensed consolidated statements of operations.

From the inception of its restructuring plan in September 2015 through March 31, 2017, the Company has incurred cumulative costs for employee severance and benefits and other exit costs of $64.1 million under the plan. In addition to those costs, the Company has incurred cumulative long-lived asset impairment charges of $7.5 million resulting from its restructuring activities.

Additionally, we undertook a workforce reduction in April 2017 involving approximately 300 employees, which will result in approximately $2.0 million of restructuring charges in the second quarter 2017.

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$1,778	$—	$177	$1,955
International	523	—	253	776
Consolidated	$2,301	$—	$430	$2,731

(1)
The employee severance and benefit costs for the three months ended March 31, 2017 relates to the termination of approximately 200 employees. Substantially all of the remaining cash payments for those costs are expected to be disbursed through December 31, 2017.

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31, 2016
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$4,725	$45	$849	$5,619
International	5,600	—	294	5,894
Consolidated	$10,325	$45	$1,143	$11,513

(1)	The employee severance and benefit costs for the three months ended March 31, 2016 related to the termination of approximately 300 employees.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes restructuring liability activity for each period (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of June 30, 2015	$—	$—	$—
Charges payable in cash	18,310	2,940	21,250
Cash payments	(8,862)	(746)	(9,608)
Foreign currency translation	(576)	3	(573)
Balance as of December 31, 2015	$8,872	$2,197	$11,069
Charges payable in cash	29,416	6,063	35,479
Cash payments	(23,729)	(5,988)	(29,717)
Foreign currency translation	(424)	(12)	(436)
Balance as of December 31, 2016	$14,135	$2,260	$16,395
Charges payable in cash	2,301	430	2,731
Cash payments	(7,423)	(2,530)	(9,953)
Foreign currency translation	199	28	227
Balance as of March 31, 2017	$9,212	$188	$9,400

10. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended March 31, 2017, the Company recorded income tax expense from continuing operations of $4.6 million on a pretax loss from continuing operations of $16.3 million. For the three months ended March 31, 2016, the Company recorded an income tax expense from continuing operations of $1.0 million on a pretax loss from continuing operations of $42.5 million.
The Company's U.S. statutory rate is 35%. The primary factor impacting the effective tax rate for the three months ended March 31, 2017 and 2016 was the pretax losses incurred by the Company's operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States.
The Company is currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of those audits. As of March 31, 2017, the Company believes that it is reasonably possible that changes of up to $35.3 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Fair value option investments and available-for-sale securities - See Note 4, Investments, for a discussion of the valuation methodologies used to measure the fair value of the Company's investments in Monster LP and GroupMax. The Company measures the fair value of those investments using the discounted cash flow method, which is an income approach, and the market approach.The Company also has investments in redeemable preferred shares and convertible debt securities issued by nonpublic entities. The Company measures the fair value of those available-for-sale securities using the discounted cash flow method.
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
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$182,163	$182,163	$—	$—
Fair value option investments	82,887	—	—	82,887
Available-for-sale securities:
Convertible debt securities	11,931	—	—	11,931
Redeemable preferred shares	17,788	—	—	17,788

Liabilities:
Contingent consideration	14,600	—	—	14,600

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$202,241	$202,241	$—	$—
Fair value option investments	82,584	—	—	82,584
Available-for-sale securities:
Convertible debt securities	10,038	—	—	10,038
Redeemable preferred shares	17,444	—	—	17,444

Liabilities:
Contingent consideration	14,588	—	—	14,588

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Assets
Fair value option investments:
Beginning Balance	$82,584	$130,725
Total gains (losses) included in earnings	303	(1,100)
Ending Balance	$82,887	$129,625
Unrealized gains (losses) still held (1)	$303	$(1,100)
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$10,038	$10,116
Acquisition of convertible debt security	1,612	—
Total gains (losses) included in other comprehensive income (loss)	42	19
Total gains (losses) included in earnings (2)	239	38
Ending Balance	$11,931	$10,173
Unrealized gains (losses) still held (1)	$281	$57
Redeemable preferred shares:
Beginning Balance	$17,444	$22,834
Total gains (losses) included in other comprehensive income (loss)	344	(135)
Ending Balance	$17,788	$22,699
Unrealized (losses) gains still held (1)	$344	$(135)

Liabilities
Contingent Consideration:
Beginning Balance	$14,588	$10,781
Reclass to non-fair value liabilities when no longer contingent	—	(285)
Total losses (gains) included in earnings (3)	12	3,442
Ending Balance	$14,600	$13,938
Unrealized losses (gains) still held (1)	$12	$3,316

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the three months ended March 31, 2017 and 2016.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the condensed consolidated financial statements (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$32,397	$36,560	$31,816	$35,369
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
The Company's other financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of March 31, 2017 and December 31, 2016 due to their short-term nature.
12. INCOME (LOSS) PER SHARE
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
Each share of the Company's Class A and Class B common stock automatically converted into a single class of common stock on October 31, 2016. Refer to Note 8, Stockholders’ Equity and Compensation Arrangements, for additional information. Prior to the conversion, the Company computed net income (loss) per share of Class A and Class B common stock using the two-class method. Under the two-class method, the undistributed earnings for each period were allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights were identical for Class A and Class B common shares, the undistributed earnings were allocated on a proportionate basis. Under the two-class method, the computation of diluted net income (loss) per share of Class A common stock would reflect the conversion of Class B common stock, if dilutive, while the computation of diluted net income (loss) per share of Class B common stock would not reflect the conversion of those shares.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2017 (in thousands, except share amounts and per share amounts):

Three Months Ended March 31, 2017
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$(20,869)
Less: Net income (loss) attributable to noncontrolling interests	4,032
Net income (loss) attributable to common stockholders - continuing operations	$(24,901)
Net income (loss) attributable to common stockholders - discontinued operations	487
Net income (loss) attributable to common stockholders	$(24,414)
Denominator
Weighted-average common shares outstanding	562,195,243
Basic and diluted net income (loss) per share (1):
Continuing operations	$(0.04)
Discontinued operations	—
Basic and diluted net income (loss) per share	$(0.04)

(1)
The potentially dilutive impacts of outstanding equity awards, warrants and convertible senior notes have been excluded from the calculation of dilutive net income (loss) per share for the three months ended March 31, 2017 as their effect on net income (loss) per share from continuing operations was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2016 (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31, 2016
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator
Allocation of net income (loss) - continuing operations	$(43,360)	$(179)
Less: Allocation of net income (loss) attributable to noncontrolling interests	3,508	15
Allocation of net income (loss) attributable to common stockholders - continuing operations	$(46,868)	$(194)
Allocation of net income (loss) attributable to common stockholders - discontinued operations	(2,047)	(9)
Allocation of net income (loss) attributable to common stockholders	$(48,915)	$(203)
Denominator
Weighted-average common shares outstanding	580,351,702	2,399,976
Basic and diluted net income (loss) per share (1):
Continuing operations	$(0.08)	$(0.08)
Discontinued operations	—	—
Basic and diluted net income (loss) per share	$(0.08)	$(0.08)

(1)
The potentially dilutive impacts of a conversion of Class B to Class A shares, outstanding equity awards, warrants and convertible senior notes have been excluded from the calculation of dilutive net income (loss) per share for the three months ended March 31, 2016 as their effect on net income (loss) per share from continuing operations was antidilutive.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following weighted-average outstanding potentially-dilutive securities are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended March 31,
	2017	2016
Stock options	1,057,913	1,464,283
Restricted stock units	24,360,648	38,260,649
Restricted stock	1,219,018	1,693,312
ESPP shares	1,285,049	1,412,199
Performance share units	251,868	—
Convertible senior notes	46,296,300	—
Warrants	46,296,300	—
Total	120,767,096	42,830,443
In addition to the antidilutive securities as set forth in the table above, the Company had outstanding performance share units during the three months ended March 31, 2017 and 2016 that were eligible to vest into up to 683,076 and 256,674 shares of common stock, respectively, subject to the achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. These outstanding performance share units have been excluded from the table above for the three months ended March 31, 2017 and 2016 as the performance conditions were not satisfied as of the end of the period.
13. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by the Company's chief operating decision maker to assess performance and make resource allocation decisions. The Company previously organized its operations into three segments: North America, EMEA and Rest of World. As a result of the dispositions discussed in Note 2, Discontinued Operations, which represented a substantial majority of the Company's international operations outside of EMEA and resulted in changes to the Company's internal reporting and leadership structure, the Company updated its segments in the current period to report two segments: North America and International. In addition, the Company has changed its measure of segment profitability in the current period. Historically, segment operating results reflected operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net. In connection with the internal reporting changes in the current period, the measure of segment profitability has been changed to operating income (loss), unadjusted. Prior period segment information has been retrospectively adjusted to reflect those changes.
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
The following table summarizes revenue by reportable segment for the three months ended March 31, 2017 and 2016 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended March 31,
	2017	2016
North America
Local - Third-party and other	$200,545	$192,153
Goods:
Third-party	1,704	1,990
Direct	250,646	285,756
Travel - Third-party	20,462	20,914
Total North America revenue (1)	$473,357	$500,813

International
Local - Third-party and other	$63,575	$68,907
Goods:
Third-party	4,289	13,214
Direct	121,403	103,050
Travel - Third-party	11,002	12,451
Total International revenue (1)	$200,269	$197,622

(1)
North America includes revenue from the United States of $464.7 million and $492.6 million for the three months ended March 31, 2017 and 2016, respectively. International includes revenue from Switzerland of $130.9 million and $113.3 million for the three months ended March 31, 2017 and 2016, respectively. There were no other individual countries that represented more than 10% of consolidated total revenue for the three months ended March 31, 2017 and 2016. Revenue is attributed to individual countries based on the domicile of the legal entities within the Company's consolidated group that undertook those transactions.

The following table summarizes gross profit by reportable segment for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
North America
Local - Third-party and other	$169,342	$164,018
Goods:
Third-party	1,307	1,673
Direct	35,123	34,540
Travel - Third-party	15,165	15,712
Total North America gross profit	$220,937	$215,943

International
Local - Third-party and other	$59,194	$64,221
Goods:
Third-party	3,660	11,703
Direct	15,624	16,993
Travel - Third-party	10,036	11,242
Total International gross profit	$88,514	$104,159
The following table summarizes operating income by reportable segment for the three months ended March 31, 2017 and 2016 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating income (loss) (1) (2) (3):
North America	$(14,783)	$(41,934)
International	$3,103	(3,214)
Total operating income (loss)	$(11,680)	$(45,148)

(1)
Includes stock-based compensation of $18.3 million and $27.1 million for North America and $1.4 million and $2.8 million for International for the three months ended March 31, 2017 and 2016, respectively.

(2)	Includes acquisition-related (benefit) expense, net of $0.01 million and $3.5 million for North America for the three months ended March 31, 2017 and 2016, respectively.

(3)
Includes restructuring charges of $2.0 million and $5.6 million (which includes $2.6 million of stock-based compensation) for North America and $0.8 million and $5.9 million for International for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the Company's total assets by reportable segment as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
North America (1)	$960,483	$1,122,261
International (1)	523,352	563,864
Assets of discontinued operations	—	75,252
Consolidated total assets	$1,483,835	$1,761,377

(1)
North America contains assets from the United States of $894.7 million and $1,057.6 million as of March 31, 2017 and December 31, 2016, respectively. International contains assets from Ireland of $203.2 million as of December 31, 2016. There were no other individual countries that represented more than 10% of consolidated total assets as of March 31, 2017 and December 31, 2016.

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

We offer goods and services through our online local commerce marketplaces in three primary categories: Local, Goods and Travel. In our Goods category, we are generally the merchant of record. Our revenue from transactions in which we act as a third-party marketing agent is the purchase price paid by the customer, generally for a Groupon voucher (a "Groupon"), less an agreed upon portion of the purchase price paid to the merchant. Our direct revenue from transactions in which we sell merchandise inventory in our Goods category as the merchant of record is the purchase price paid by the customer. We generated revenue of $673.6 million during the three months ended March 31, 2017, as compared to $698.4 million during the three months ended March 31, 2016.

In October 2016, we completed a strategic review of our remaining international markets in connection with our efforts to optimize our global footprint and focus on the markets that we believe to have the greatest potential to benefit our long-term financial performance. Based on that review, we decided to focus our business on 15 core countries, which are primarily based in North America and EMEA, and to pursue strategic alternatives for our operations in the remaining 11 countries, which were primarily based in Asia and Latin America. The dispositions of our operations in those 11 countries were completed between November 2016 and March 2017. A business disposition that represents a strategic shift and has (or will have) a major effect on an entity's operations and financial results is reported as a discontinued operation. We determined that the decision reached by our management and Board of Directors to exit those 11 non-core countries, which comprised a substantial majority of our operations outside of North America and EMEA, represents a strategic shift in our business. Based on our review of quantitative and qualitative factors, we also believe that the disposition of the businesses in those 11 countries will have a major effect on our operations and financial results. As such, the financial results of our operations in those countries, including any gains or losses on dispositions, are presented as discontinued operations in our condensed consolidated statements of operations. Unless otherwise stated, all financial information discussed herein represents results from continuing operations.

We previously organized our operations into three segments: North America, EMEA and Rest of World. As a result of the dispositions discussed above, which represented a substantial majority of our international operations outside of EMEA and resulted in changes to our internal reporting and leadership structure, we updated our segment disclosures in the current period to report two segments: North America and International. See Note 13, Segment Information, for further information. For the three months ended March 31, 2017, we derived 70.3% of our revenue from our North America segment and 29.7% of our revenue from our International segment.
In September 2015, we commenced a restructuring plan relating primarily to workforce reductions in our international operations. We have also undertaken workforce reductions in our North America segment. In addition to workforce reductions in our ongoing markets, we ceased operations in 17 countries within our International segment from September 2015 through March 2016 in connection with our restructuring actions. Those country exits, which generally comprised our smallest international markets, resulted from a series of separate decisions made at different times during that period that were not part of an overall strategic shift. See Note 9, Restructuring, for additional information about our restructuring plan. As a result of the restructuring actions that we have taken, our operating expenses have decreased significantly in recent periods on a year-over-year basis and we expect that trend to continue through 2017. We currently expect our restructuring actions to be substantially complete by September 2017.

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

The following table presents the above financial metrics for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Gross billings	$1,357,976	$1,369,686
Revenue	673,626	698,435
Gross profit	309,451	320,102
Adjusted EBITDA	44,780	31,537
Free cash flow	(150,309)	(94,629)
The most comparable U.S. GAAP performance measure for Adjusted EBITDA is "Income (loss) from continuing operations" and the most comparable U.S. GAAP liquidity measure for Free Cash Flow is "Net cash provided by (used in) operating activities from continuing operations." For further information and a reconciliation to the most applicable measure under U.S.

GAAP, refer to our discussion under Non-GAAP Financial Measures in the Results of Operations section. The following table provides income (loss) from continuing operations and net cash provided by (used in) operating activities from continuing operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Income (loss) from continuing operations	$(20,869)	$(43,539)
Net cash provided by (used in) operating activities from continuing operations	(136,233)	(74,777)
Operating Metrics

•
Active customers. We define active customers as unique user accounts that have made a purchase through one of our online marketplaces during the trailing twelve months ("TTM"). We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our offerings is trending. Some customers could establish and make purchases from more than one account, so it is possible that our active customer metric may count certain customers more than once in a given period. For entities that we have acquired in a business combination, active customers include unique user accounts that have made a purchase through the acquired entity's website during the trailing twelve months, which includes customers who have made purchases prior to our acquisition of the entity.

•
Gross billings and gross profit per average active customer. These metrics represent the trailing twelve months gross billings and gross profit generated per average active customer. We use these metrics to evaluate average customer spend and resulting gross profit generation.

•
Units. This metric represents the number of purchases made through our online marketplaces, before refunds and cancellations. We consider unit growth to be an important indicator of the total volume of business conducted through our marketplaces.

Our active customers and gross billings per average active customer for the trailing twelve months ended March 31, 2017 and 2016 were as follows:

	Trailing Twelve Months Ended March 31,
	2017 (1)	2016 (2)
TTM Active customers (in thousands)	48,335	44,199
TTM Gross billings per average active customer	$122.68	$130.93
TTM Gross profit per average active customer	$27.45	$29.63

(1)	TTM Active customers for the trailing twelve months ended March 31, 2017 includes approximately 0.9 million incremental active customers from the acquisition of LivingSocial, Inc.

(2)
TTM Active customers for the trailing twelve months ended March 31, 2016 has been reduced from 49.3 million active customers previously reported to 44.2 million active customers due to the exclusion of customers from our operations in 11 countries that have been been presented as discontinued operations. The exclusion of those countries' gross billings and active customers increased the TTM gross billings per average active customer for the twelve months ended March 31, 2016 from $126.77 previously reported to $130.93.

Our units for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016 (1)
Units (in thousands)	45,731	47,199

(1)
Units have been reduced from 52.2 million to 47.2 million for the three months ended March 31, 2016 due to the exclusion of the units from our operations in 11 countries that have been presented as discontinued operations.

Factors Affecting Our Performance

Deal sourcing and quality. We consider our merchant relationships to be a vital part of our business model. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create more complete online marketplaces for local commerce. Our online marketplaces, which we sometimes refer to as "pull" marketplaces, enable customers to search and browse for deal offerings on our websites and mobile applications. In North America and many of our foreign markets, merchants often have a continuous presence on our websites and mobile applications by offering vouchers on an ongoing basis for an extended period of time. Currently, a substantial majority of our merchants in North America elect to offer deals in this manner, and we expect that trend to continue. However, merchants have the ability to withdraw their deal offerings, and we generally do not have noncancelable long-term arrangements to guarantee availability of deals. In order to attract merchants that may not have run deals on our platform or would have run deals on a competing platform, we have been willing to accept lower deal margins across all three of our segments and we expect that trend to continue. Additionally, we have been developing product enhancements to reduce friction related to the voucher redemption process, which we believe could make our services more attractive to merchants, as well as customers, once broadly implemented. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplaces or they may only continue offering deals if we accept lower margins.
We continue to focus more of our efforts on sourcing local deal offerings in subcategories that provide the best opportunities for high frequency customer purchase behavior. Those "high frequency use cases" include food and drink (including take-out and delivery), health, beauty and wellness, and events and activities. In connection with those efforts, we may be willing to offer more attractive terms to local merchants that could reduce our deal margins in future periods.

International operations. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. We have reduced our global footprint from 47 countries as of December 31, 2014 to 15 countries as of March 31, 2017. Notwithstanding our reduced global footprint, different commercial and regulatory environments in other countries can make it difficult for us to successfully operate our business. In addition, many of the automation tools and technology enhancements that we have implemented in North America are not yet fully implemented in our international markets.
Our international operations have increased as a percentage of our total revenue, primarily due to a higher proportion of direct revenue transactions in the Goods category of our International segment. For the three months ended March 31, 2017 and 2016, 29.7% and 28.3% of our revenue was generated from our International segment, respectively.
Marketing activities. We must continue to acquire and retain customers in order to increase revenue and achieve profitability. If consumers do not perceive the offerings on our marketplaces to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In addition, as we continue to build out more complete marketplaces, our success will depend on our ability to increase consumer awareness of offerings available through those marketplaces. We significantly increased our marketing spending throughout 2016 in order to drive customer growth. Our increased levels of marketing spending in recent periods has included significant offline campaigns intended to increase customer awareness of the Groupon brand and our product and service offerings. We expect to continue our use of such offline campaigns for the foreseeable future.
As discussed under "Components of Results of Operations," we consider order discounts, free shipping on qualifying merchandise sales and reducing margins on our deals to be marketing-related activities, even though these activities are not presented as marketing expenses in our consolidated statements of operations. We have continued to increase our use of order discounts as a marketing tool in recent periods because we believe that this is an effective method of driving transaction activity through our marketplaces and acquiring new customers. Additionally, we have, and expect to continue to, reduce our deal margins when we believe that by doing so we can offer our customers a product or service from a merchant who might not have otherwise been willing to conduct business through our marketplaces. We consider such margin reductions to be a marketing-related activity because we believe that offering compelling deals from top merchants on our marketplaces is an effective method of retaining, activating and acquiring customers.

Investment in growth. We intend to continue to invest in product enhancements and infrastructure to support our growth. We also have invested in business acquisitions to grow our merchant and customer base, expand and advance our product and service offerings and enhance our technology capabilities. We anticipate that we will make substantial investments in the foreseeable future as we continue to increase our offerings and improve the quality of active deals available through our marketplaces, broaden our customer base and develop our technology. We are currently developing and testing a number of product enhancements intended to make our offerings easier to use for both customers and merchants, including "voucherless" offerings that are linked to customer credit cards and functionality enabling appointment booking at the time an offering is purchased. Deals that offer cash back on a customer's credit card may involve Groupon collecting a net fee from the merchant, rather than selling a voucher to the customer and then remitting a portion of the proceeds to the merchant. We report the sale of vouchers to customers as gross billings, so while we believe that "voucherless" offerings have the potential to increase customer purchase frequency and generate gross profit growth, our gross billings could be adversely impacted when those offerings begin to scale.
Additionally, we believe that our restructuring actions and efforts to automate internal processes, which have allowed us to centralize many of our back office activities in lower cost shared service centers, will enable us to run our business more efficiently with an improved cost structure. We intend to use some of that cost savings to continue to invest in marketing and product enhancements to drive the growth of our online marketplaces.
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
Gross billings for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Gross billings:
Third-party	$970,552	$962,012	$8,540	0.9%
Direct	372,054	388,769	(16,715)	(4.3)
Other	15,370	18,905	(3,535)	(18.7)
Total gross billings	$1,357,976	$1,369,686	$(11,710)	(0.9)
The effect on our gross billings for the three months ended March 31, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended March 31,
	At Avg. Q1 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross billings	$1,370,001	$(12,025)	$1,357,976

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total gross billings for the three months ended March 31, 2017 resulted from a $39.2 million decrease in our International segment, partially offset by a $27.4 million increase in our North America segment. See below for information about gross billings by segment.

Gross Billings by Segment

Gross billings by category and segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$587,766	$539,623	$48,143	8.9%
Goods:
Third-party	11,942	8,305	3,637	43.8
Direct	250,646	285,756	(35,110)	(12.3)
Travel - Third-party	114,163	103,390	10,773	10.4
Total North America gross billings	964,517	937,074	27,443	2.9

International:
Local - Third-party and other (1)	191,219	200,141	(8,922)	(4.5)
Goods:
Third-party	27,671	65,735	(38,064)	(57.9)
Direct	121,408	103,013	18,395	17.9
Travel - Third-party	53,161	63,723	(10,562)	(16.6)
Total International gross billings	393,459	432,612	(39,153)	(9.1)
Total gross billings	$1,357,976	$1,369,686	$(11,710)	(0.9)

(1)	Includes gross billings from deals with local and national merchants and from local events.
The percentages of gross billings by segment for the three months ended March 31, 2017 and 2016 were as follows:

Q1 2017	Q1 2016

North America	International
North America
The increase in North America segment gross billings for the three months ended March 31, 2017 reflects increases from third party and other revenue transactions in our Local and Travel categories. Those increases were primarily attributable to the following:

•	an increase in active customers, primarily attributable to our continued investments in customer acquisition marketing initiatives;

•	an increase from our acquisition of LivingSocial, which contributed $18.9 million of Local gross billings, $0.6 million of Goods gross billings, and $5.8 million of Travel gross billings; and

•	a shift in the impression mix on our websites and mobile applications toward offerings in our Local category.

The increases in gross billings from the Local and Travel categories were partially offset by a $31.5 million decrease in our Goods category, primarily relating to direct revenue transactions. We continued our efforts to de-emphasize lower margin product offerings in the current period, which adversely impacted Goods gross billings. Additionally, the shift in impression mix toward offerings in our Local category adversely impacted Goods gross billings in the current period. The increases were also partially offset by a decrease in gross billings per average active customer in North America, which declined to $30.74 in the current year period from $35.51 in the prior year period.
Order discounts, which are presented as a reduction of gross billings and revenue, increased by $11.2 million to $50.3 million for the three months ended March 31, 2017, as compared to $39.1 million for the prior year period.

International
The decrease in International segment gross billings for the three months ended March 31, 2017 reflects decreases across all three of our categories. Those decreases were primarily attributable to the following:

•	a decrease in active customers in our our International segment;

•	a decrease in gross billings per average active customer in our International segment, which declined to $23.52 in the current year period from $24.66 in the prior year period; and

•	a $12.3 million unfavorable impact from year-over-year changes in foreign currency rates.

During the three months ended March 31, 2017, we continued to shift an increasing proportion of our Goods category to direct revenue transactions, as we believe that such transactions frequently result in a better customer experience.

Order discounts were $9.3 million for three months ended March 31, 2017, as compared to $9.5 million for the prior year period.

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
Other revenue primarily consists of commission revenue earned when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications, and advertising revenue. The prior year period also includes payment processing revenue.
Revenue for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Revenue:
Third-party	$286,207	$290,724	$(4,517)	(1.6)%
Direct	372,049	388,806	(16,757)	(4.3)
Other	15,370	18,905	(3,535)	(18.7)
Total revenue	$673,626	$698,435	$(24,809)	(3.6)
The effect on revenue for the three months ended March 31, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended March 31,
	At Avg. Q1 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Revenue	$680,672	$(7,046)	$673,626

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total revenue for the three months ended March 31, 2017 resulted from a $27.5 million decrease in our North America segment, partially offset by a $2.6 million increase in our International segment. See below for information about revenue by segment.

Revenue by Segment
Revenue by category and segment for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$200,545	$192,153	$8,392	4.4%
Goods:
Third-party	1,704	1,990	(286)	(14.4)
Direct	250,646	285,756	(35,110)	(12.3)
Travel - Third-party	20,462	20,914	(452)	(2.2)
Total North America revenue	473,357	500,813	(27,456)	(5.5)

International:
Local - Third-party and other (1)	63,575	68,907	(5,332)	(7.7)
Goods:
Third-party	4,289	13,214	(8,925)	(67.5)
Direct	121,403	103,050	18,353	17.8
Travel - Third-party	11,002	12,451	(1,449)	(11.6)
Total International revenue	200,269	197,622	2,647	1.3
Total revenue	673,626	698,435	(24,809)	(3.6)

(1)	Includes revenue from deals with local and national merchants and through local events.
The percentages of revenue by segment for the three months ended March 31, 2017 and 2016 were as follows:

Q1 2017	Q1 2016

North America	International

The percentages of third-party and other gross billings that we retained after deducting the merchant's share for the three months ended March 31, 2017 and 2016 were as follows:

North America	International

North America
The decrease in North America segment revenue for the three months ended March 31, 2017 reflects a $35.1 million decrease from direct revenue transactions in our Goods category, resulting from the decrease in Goods gross billings as discussed above. We have begun to increasingly focus the business on initiatives that are intended to optimize for gross profit to a greater extent than revenue, particularly in our North America segment, including shifting more of the impression mix toward offerings in our Local category. The resulting shift in North America gross billings away from our Goods category adversely impacted revenue in the current period, as direct revenue transactions in our Goods category are presented on a gross basis.

The decrease in direct revenue in our Goods category was partially offset by an increase in third party and other revenue in our Local category. The increase in Local revenue was primarily attributable to the increases in Local gross billings as discussed above, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant’s share to 34.1%, as compared to 35.6% in the prior year period. That reduction in deal margins was driven by the year-over-year increase in order discounts as discussed above.

International
The increase in International segment revenue for the three months ended March 31, 2017 reflects an $18.4 million increase in direct revenue transactions in our Goods category, resulting from the continued shift toward a greater proportion of Goods gross billings arising from direct revenue transactions, as discussed above. The resulting shift in Goods gross billings to direct revenue transactions favorably impacted revenue in the current period, as direct revenue transactions in our Goods category are presented on a gross basis.
The increase in direct revenue in our Goods category was partially offset by decreases in third party and other revenue across all three of our categories. Those decreases were primarily attributable to the decreases in gross billings as discussed above. The percentage of gross billings that we retained after deducting the merchant’s share on third party and other revenue transactions across our three categories was 29.0% for the three months ended March 31, 2017, which was substantially consistent with 28.7% for the prior year period.
There was a $7.1 million unfavorable impact on International segment revenue from year-over-year changes in foreign exchange rates for the three months ended March 31, 2017.
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

Cost of revenue on third-party, direct revenue and other revenue for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Cost of revenue:
Third-party	$42,573	$36,681	$5,892	16.1%
Direct	321,302	337,273	(15,971)	(4.7)
Other	300	4,379	(4,079)	(93.1)
Total cost of revenue	$364,175	$378,333	$(14,158)	(3.7)
The effect on cost of revenue for the three months ended March 31, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended March 31,
	At Avg. Q1 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Cost of revenue	$367,908	$(3,733)	$364,175

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total cost of revenue for the three months ended March 31, 2017 resulted from a $32.5 million decrease in our North America segment, partially offset by an $18.3 million increase in our International segment. See below for information about cost of revenue by segment.

Cost of Revenue by Segment
Cost of revenue by category and segment for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$31,203	$28,135	$3,068	10.9%
Goods:
Third-party	397	317	80	25.2
Direct	215,523	251,216	(35,693)	(14.2)
Travel - Third-party	5,297	5,202	95	1.8
Total North America cost of revenue	252,420	284,870	(32,450)	(11.4)

International:
Local - Third-party and other (1)	4,381	4,686	(305)	(6.5)
Goods:
Third-party	629	1,511	(882)	(58.4)
Direct	105,779	86,057	19,722	22.9
Travel - Third-party	966	1,209	(243)	(20.1)
Total International cost of revenue	111,755	93,463	18,292	19.6
Total cost of revenue	$364,175	$378,333	$(14,158)	(3.7)

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
The percentages of cost of revenue by segment for the three months ended March 31, 2017 and 2016 were as follows:

Q1 2017	Q1 2016

North America	International

North America
The decrease in North America segment cost of revenue for the three months ended March 31, 2017 reflects a $35.7 million decrease from direct revenue transactions in our Goods category. That decrease was attributable to the following:

•	the decrease in direct revenue from our Goods category as discussed above; and

•	our efforts to de-emphasize lower margin product offerings.

International

The increase in International segment cost of revenue for the three months ended March 31, 2017 reflects a $19.7 million increase from direct revenue transactions in our Goods category. That increase was attributable to the following:

•	the increase in direct revenue from our Goods category as discussed above; and

•	initiatives to stimulate demand in our International segment by promoting merchandise offerings for well known brands that often have lower margins.

There was a $3.7 million favorable impact on International segment cost of revenue from year-over-year changes in foreign exchange rates for the three months ended March 31, 2017.

Gross Profit

Gross profit for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Gross profit:
Third-party	$243,634	$254,043	$(10,409)	(4.1)%
Direct	50,747	51,533	(786)	(1.5)
Other	15,070	14,526	544	3.7
Total gross profit	$309,451	$320,102	$(10,651)	(3.3)

The effect on gross profit for the three months ended March 31, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended March 31,
	At Avg. Q1 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross profit	$312,764	$(3,313)	$309,451

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total gross profit for the three months ended March 31, 2017 resulted from a $15.6 million decrease in our International segment, partially offset by a $5.0 million increase in our North America segment. See below for information about gross profit by segment.

Gross Profit by Segment

Gross profit by category and segment for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$169,342	$164,018	$5,324	3.2%
Goods:
Third-party	$1,307	$1,673	$(366)	(21.9)
Direct	$35,123	$34,540	$583	1.7
Travel - Third-party	$15,165	$15,712	$(547)	(3.5)
Total North America gross profit	$220,937	$215,943	$4,994	2.3
% of gross billings	22.9%	23.0%
% of revenue	46.7%	43.1%

International:
Local - Third-party and other (1)	$59,194	$64,221	(5,027)	(7.8)
Goods:
Third-party	$3,660	$11,703	(8,043)	(68.7)
Direct	$15,624	$16,993	(1,369)	(8.1)
Travel - Third-party	$10,036	$11,242	(1,206)	(10.7)
Total International gross profit	$88,514	$104,159	(15,645)	(15.0)
% of gross billings	22.5%	24.1%
% of revenue	44.2%	52.7%

(1)	Includes gross profit from deals with local and national merchants and through local events.
The percentages of gross profit by segment for the three months ended March 31, 2017 and 2016 were as follows:

Q1 2017	Q1 2016

North America	International

North America

The increase in North America segment gross profit for the three months ended March 31, 2017 reflects a $5.3 million increase in gross profit from our Local category, which was attributable to the increase in third party and other revenue from our Local category as discussed above.

International

The decrease in International segment gross profit for the three months ended March 31, 2017 reflects lower gross profit across all three of our categories. That decrease was attributable to the following:

•	the decrease in third party and other revenue across all three of our categories as discussed above; and

•	the increase in cost of revenue on direct revenue transactions in our Goods category, partially offset by increased direct revenue, both as discussed above.

There was a $3.4 million unfavorable impact on International segment gross profit from year-over-year changes in foreign exchange rates for the three months ended March 31, 2017.

Marketing
Marketing expense consists primarily of online marketing costs, such as search engine marketing, advertising on social networking sites and affiliate programs, and offline marketing costs, such as television and radio advertising. Additionally, compensation expense for marketing employees is classified within marketing expense. We record these costs within "Marketing" on the consolidated statements of operations when incurred. From time to time, we offer deals with well-known national merchants for customer acquisition and activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no third-party revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. We evaluate marketing expense as a percentage of gross billings and revenue because it gives us an indication of how well our marketing spend is driving gross billings and revenue growth.
Marketing expense by segment as a percentage of gross billings and as a percentage of segment revenue for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	% of Gross Billings	% of Segment Revenue	2016	% of Gross Billings	% of Segment Revenue	$ Change	% Change
	(dollars in thousands)
North America	$63,543	6.6%	13.4%	$68,195	7.3%	13.6%	$(4,652)	(6.8)%
International	22,799	5.8	11.4	19,100	4.4	9.7	3,699	19.4
Total marketing	$86,342	6.4	12.8	$87,295	6.4	12.5	$(953)	(1.1)
In November 2015, we launched a strategic initiative to significantly increase our marketing expenses to drive customer growth and we expect to continue to invest heavily in marketing throughout 2017. The decrease in total marketing for the three months ended March 31, 2017 resulted from a $4.7 million decrease in our North America segment, partially offset by a $3.7 million increase in our International segment. See below for information about marketing by segment.
The percentages of marketing expense by segment for the three months ended March 31, 2017 and 2016 were as follows:

Q1 2017	Q1 2016

North America	International

North America

The decrease in North America segment marketing expense for the three months ended March 31, 2017 was attributable to lower online marketing, partially offset by increased offline spending. We also shifted more of our marketing investments in North America to order discounts, which are presented as a reduction of gross billings and revenue, rather than as marketing expense.

Marketing expense as a percentage of North America gross billings decreased in the current year period, primarily due to the timing of the launch of our current offline branding campaign. For the full year 2017, we expect marketing expense as a percentage of North America gross billings to increase as compared to the full year 2016.

International

The increase in International segment marketing expense for the three months ended March 31, 2017 resulted from the expansion of our strategic initiative to increase our marketing expenses to drive customer growth in our International segment.

Marketing expense as a percentage of International gross billings increased in the current year period, resulting from increased marketing investments intended to drive customer growth. For the full year 2017, we expect marketing expense as a percentage of International gross billings to increase as compared to the full year 2016.

There was a $0.7 million favorable impact on International segment marketing expense from year-over-year changes in foreign exchange rates for the three months ended March 31, 2017.

Selling, General and Administrative
Selling expenses reported within "Selling, general and administrative" on the consolidated statements of operations consist of sales commissions and other compensation expenses for sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses include compensation expense for employees involved in customer service, operations and technology and product development, as well as general corporate functions, such as finance, legal and human resources. Additional costs included in general and administrative include depreciation and amortization, rent, professional fees, litigation costs, travel and entertainment, recruiting, certain technology costs and other general corporate costs.
Selling, general and administrative expense ("SG&A") for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$232,046	$262,978	$(30,932)	(11.8)%
% of gross billings	17.1%	19.2%
% of revenue	34.4%	37.7%
The decrease in SG&A was primarily attributable to the following:

•	a $25.2 million decrease in compensation-related costs due to headcount reductions as part of our restructuring plan; and

•	a $5.1 million favorable impact from year-over-year changes in foreign currency exchange rates.

SG&A as a percentage of gross billings and revenue decreased for the three months ended March 31, 2017 as compared to the prior year period. We currently expect that SG&A costs will generally continue to decrease throughout the remainder of 2017 as a result of the cost savings from our restructuring program and other initiatives.

Restructuring Charges
Restructuring charges represent severance and benefit costs for workforce reductions, impairments of long-lived assets and other exit costs resulting from our restructuring activities. See Note 9, Restructuring, for information about our restructuring plan.

Income (Loss) from Operations
Income (loss) from operations for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America	$(14,783)	$(41,934)	$27,151	64.7%
International	3,103	(3,214)	6,317	196.5
Total income (loss) from operations	$(11,680)	$(45,148)	$33,468	74.1
North America
The reduction in our loss from operations was attributable to the following:

•	a $10.4 million decrease in SG&A;

•	a $5.0 million increase in gross profit;

•	a $4.7 million decrease in marketing expense;

•	a $3.7 million decrease in restructuring charges; and

•	a $3.5 million decrease in acquisition-related expenses.

Income (loss) from operations includes $18.3 million and $27.1 million of stock-based compensation for the three months ended March 31, 2017 and 2016, respectively.

International

The improvement in our income (loss) from operations was primarily attributable to the following:

•	a $20.5 million decrease in SG&A; and

•	a $5.1 million decrease in restructuring charges.

Those increases were partially offset by the following:

•	a $15.6 million decrease in gross profit; and

•	a $3.7 million increase in marketing expense.

Income (loss) from operations includes $1.4 million and $2.8 million of stock-based compensation for the three months ended March 31, 2017 and 2016, respectively.

Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Other income (expense), net for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(4,602)	$2,618	$(7,220)	(275.8)%
Other income (expense), net for the three months ended March 31, 2017 primarily consisted of $5.3 million of interest expense. Interest expense increased by $4.5 million for the three months ended March 31, 2017, as compared to the prior year period, due to our issuance of convertible notes in April 2016 (See Note 6, Financing Arrangements).

Other income (expense), net for the three months ended March 31, 2016 included $7.1 million in foreign currency transaction gains, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency gains on those intercompany balances were primarily driven by the appreciation of the Euro against the U.S. dollar from an exchange rate of 1.0913 on December 31, 2015 to 1.1365 on March 31, 2016. The foreign currency transaction gains of $7.1 million were partially offset by a $1.5 million cumulative translation loss that was reclassified to earnings for countries that we exited as part of our restructuring plan, $1.1 million of losses on fair value option investments and $1.4 million of other non-operating items.

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$4,587	$1,009	$3,578	(354.6)%
Effective tax rate	(28.2)%	(2.4)%
The pretax losses incurred by our operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States, was the primary factor impacting our effective tax rate for the three months ended March 31, 2017 and 2016. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of these audits. As of March 31, 2017, we believe that it is reasonably possible that changes of up to $35.3 million in unrecognized tax benefits may occur within the next 12 months.
Income (Loss) from Discontinued Operations
From November 2016 through March 2017, we exited our operations in 11 non-core countries and their results have been presented as discontinued operations for the three months ended March 31, 2017 and 2016. See Note 2, Discontinued Operations, for additional information.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three months ended March 31, 2017 and 2016, special charges and credits included charges related to our restructuring plan. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Income (loss) from continuing operations" for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Income (loss) from continuing operations	$(20,869)	$(43,539)
Adjustments:
Stock-based compensation (1)	19,650	27,293
Depreciation and amortization	34,067	34,415
Acquisition-related expense (benefit), net	12	3,464
Restructuring charges	2,731	11,513
Other (income) expense, net	4,602	(2,618)
Provision (benefit) for income taxes	4,587	1,009
Total adjustments	65,649	75,076
Adjusted EBITDA	$44,780	$31,537

(1)
Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing." "Restructuring charges" includes $2.6 million of additional stock-based compensation for the three months ended March 31, 2016 and "Other (income) expense, net," includes $0.1 million and $0.2 million of additional stock-based compensation for the three months ended March 31, 2017 and 2016, respectively.

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
The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by (used in) operating activities from continuing operations," for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities from continuing operations	$(136,233)	$(74,777)
Purchases of property and equipment and capitalized software from continuing operations	(14,076)	(19,852)
Free cash flow	$(150,309)	$(94,629)

Net cash provided by (used in) investing activities from continuing operations	$(14,020)	$(20,678)
Net cash provided by (used in) financing activities	$(45,726)	$(78,015)
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
Liquidity and Capital Resources
As of March 31, 2017, we had $691.0 million in cash and cash equivalents, which primarily consisted of cash and government money market funds.
Since our inception, we have funded our working capital requirements primarily with cash flows provided by operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million. In connection with our third-party and direct revenue sales transactions, we collect cash from credit card payment processors shortly after a sale occurs and remit payment to merchants and inventory suppliers at a later date in accordance with the related contractual payment terms. We expect this favorable working capital cycle to continue for the foreseeable future. In April 2016, we issued 3.25% senior convertible notes due 2020 (the "Notes") with an aggregate principal amount of $250.0 million. See Note 6, Financing Arrangements, for additional information.
Our merchant arrangements are structured as either a redemption payment model or a fixed payment model defined as follows:
Redemption payment model - We typically pay our merchants upon redemption for the majority of third-party offerings available through our online marketplaces in our International segment. Under our redemption merchant payment model, we collect payments at the time customers purchase vouchers and make payments to merchants at a subsequent date. Using this payment model, merchants are not paid until the customer redeems the voucher that has been purchased. If a customer does not redeem the voucher under this payment model, we retain all of the gross billings from the unredeemed voucher. The redemption model generally improves our overall cash flow because we do not pay our merchants until the customer redeems the voucher.
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
We experience fluctuations in accrued merchant and supplier payables associated with our revenue-generating activities, including both third-party and direct revenue sales transactions, that can cause volatility in working capital levels and impact cash balances more or less than our operating income or loss would indicate. Additionally, the impact of the transactions in our Goods category on our operating cash flows varies from period to period. For example, the cash flows from transactions in our Goods category are impacted by seasonality, with strong cash inflows typically generated during the fourth quarter holiday season followed by subsequent cash outflows in the following period when payments are made to suppliers of the merchandise.

We generally use our cash flows to fund our operations, make acquisitions, purchase capital assets, purchase stock under our share repurchase program and meet our other cash operating needs. Cash flow used in operating activities, including discontinued operations, was $137.3 million for the three months ended March 31, 2017 and cash flow used in operations, including discontinued operations, was $76.7 million for the three months ended March 31, 2016, respectively.

We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2017 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of March 31, 2017, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $227.8 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In April 2016, we received net proceeds of $243.2 million from the issuance of the Notes. We have used the proceeds from the Notes for general corporate purposes, including repurchases of shares of our common stock. Additionally, we entered into note hedge and warrant transactions with certain bank counterparties that are designed to offset, in part, the potential dilution from conversion of the Notes. See Note 6, Financing Arrangements, for additional information.

Our Amended and Restated Credit Agreement provides for aggregate principal borrowings of up to $250.0 million and matures in July 2019. As of March 31 2017, we had no borrowings under our Amended and Restated Credit Agreement and were in compliance with all covenants. See Note 6, Financing Arrangements, for additional information.

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
The Board has authorized us to repurchase up to $700.0 million of our common stock through April 2018 under our share repurchase program. During the three months ended March 31, 2016, we purchased 7,336,681 shares of our common stock for an aggregate purchase price of $26.0 million (including fees and commissions) under the share repurchase program. As of March 31, 2017, up to $169.0 million of our common stock remained available for purchase under that program. The timing and amount of any share repurchases are determined based on market conditions, share price and other factors, and the programs may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when the Company might otherwise be precluded from doing so.
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

Cash Flow
Our net cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations	$(136,233)	$(74,777)	$(61,456)
Operating activities from discontinued operations	(1,098)	(1,948)	850
Operating activities	(137,331)	(76,725)	(60,606)
Investing activities from continuing operations	(14,020)	(20,678)	6,658
Investing activities from discontinued operations	(7,547)	(100)	(7,447)
Investing activities	(21,567)	(20,778)	(789)
Financing activities	(45,726)	(78,015)	32,289
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets of discontinued operations	3,756	10,668	(6,912)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets of discontinued operations	(200,868)	(164,850)	(36,018)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	(28,866)	3,993	(32,859)
Net increase (decrease) in cash and cash equivalents	$(172,002)	$(168,843)	$(3,159)
Cash Provided by (Used in) Operating Activities
Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain items, including depreciation and amortization, stock-based compensation, restructuring charges, deferred income taxes and the effect of changes in working capital and other items.

For the three months ended March 31, 2017, our net cash used in operating activities from continuing operations was $136.2 million, which resulted from the following:

•
a $171.4 million net decrease related to changes in working capital and other assets and liabilities. That net decrease primarily resulted from a $138.2 million decrease in accrued merchant and supplier payables due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2016, as well as the shift in impression mix toward offerings in our Local category, which further contributed to the decline in Goods gross billings in the current period; and

•	a $20.9 million net loss from continuing operations.

These items were partially offset by a $56.0 million net increase for certain non-cash items, primarily consisting of depreciation and amortization and stock-based compensation.

For the three months ended March 31, 2016, our net cash used in operating activities from continuing operations was $74.8 million, which resulted from the following:

•
a $98.0 million net decrease related to changes in working capital and other assets and liabilities. That net decrease primarily resulted from a $109.3 million in accrued merchant and supplier payables due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2015; and

•	a $43.5 million net loss from continuing operations.

These items were partially offset by a $66.8 million net increase for certain non-cash items, primarily consisting of depreciation and amortization and stock-based compensation.

Cash Provided by (Used in) Investing Activities

Cash flows provided by (used in) investing activities from continuing operations primarily consists of capital expenditures, including capitalized internally-developed software.

For the three months ended March 31, 2017 and 2016, our net cash used in investing activities from continuing operations of $14.0 million and $20.7 million primarily consisted of $14.1 million and $19.9 million in capital expenditures, respectively.

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
For the three months ended March 31, 2017, our net cash used in financing activities of $45.7 million was driven by the following:

•	purchases of treasury stock under our share repurchase program of $27.2 million;

•	payments of capital lease obligations of $8.1 million; and

•	taxes paid related to net share settlements of stock-based compensation awards of $9.0 million.

For the three months ended March 31, 2016, our net cash used in financing activities of $78.0 million was driven by the following:

•	purchases of treasury stock under our share repurchase program of $64.7 million;

•	payments of capital lease obligations of $7.0 million; and

•	taxes paid related to net share settlements of stock-based compensation awards of $5.0 million.

Free Cash Flow
Free cash flow, a non-GAAP financial measure that comprises net cash provided by operating activities from continuing operations less purchases of property and equipment and capitalized software from continuing operations. Free cash flow for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Free cash flow	$(150,309)	$(94,629)	$(55,680)	(58.8)%
The decrease in free cash flow for the three months ended March 31, 2017 was primarily due to a $61.5 million decrease in our operating cash flows from continuing operations.
For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under "Non-GAAP Financial Measures" above.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2017 did not materially change from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2017.

Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 15, 2017. In addition, refer to the critical accounting policies and estimates under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Gross versus Net), which is effective upon adoption of ASU 2014-09. This ASU clarifies the implementation guidance in ASU 2014-09 on principal versus agent considerations. These ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We do not expect that the ASUs will change our net presentation of revenue for transactions in our Local and Travel categories and we are still assessing gross versus net presentation under the ASUs for certain revenue transactions in our Goods category. Additionally, for merchant payment arrangements that are structured under a redemption model, we expect that we will be required to estimate the incremental revenue from vouchers that will not ultimately be redeemed and recognize that amount as revenue at the time of sale under the new guidance, rather than when our legal obligation expires. The potential impact of that change could increase or decrease our revenue in any given period as compared to our current policy depending on the relative amounts of the estimated incremental revenue from unredeemed vouchers on current transactions as compared to the actual incremental revenue from vouchers that expire unredeemed in that period. We are still evaluating these ASUs for other potential impacts on our condensed consolidated financial statements. We currently plan to adopt the ASUs using the "modified retrospective" approach, which requires the cumulative effect of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of the January 1, 2018 adoption date.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires equity securities to be measured at fair value with changes in fair value recognized through net income and will eliminate the cost method for equity securities without readily determinable fair values. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The impact of the ASU on our cost method investments will depend on changes in their fair values in periods after the adoption date. See Note 4, Investments, for information about our cost method investments. While we are still assessing the impact of ASU 2016-01, we do not expect that the adoption of this guidance will otherwise have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU will require lessees to recognize assets and liabilities arising from leases, including operating leases, to be recognized on the balance sheet. The ASU is effective for annual reporting periods beginning after December 31, 2018 and interim periods within those annual periods. We are still assessing the impact of ASU 2016-02. See Item 8, Note 10, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2016 for information about our lease commitments.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU requires that companies include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.  The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We had $10.2 million and $12.0 million of restricted cash as of March 31, 2017 and December 31, 2016, respectively.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. This ASU provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. While we are still assessing the impact of ASU 2017-01, we do not believe that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  While we are still assessing the impact of ASU 2017-04, we do not believe that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  This ASU is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets.  The Company is required to adopt ASU 2017-05 at the same time that it adopts the guidance in ASU 2014-09. We do not believe that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In February 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to include only the service cost component of net periodic pension cost in operating expenses, together with other employee compensation costs. The other components of net periodic pension cost, including interest cost, expected return on plan assets, amortization of prior service cost and settlement and curtailment effects, are to be included in non-operating expenses. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. While we are still assessing the impact of ASU 2017-07, we do not believe that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our condensed consolidated financial position or results of operations.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Japanese yen and Swiss Franc, which exposes us to foreign currency risk. For the three months ended March 31, 2017, we derived approximately 29.7% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. The British pound sterling has declined significantly against the U.S. dollar following the U.K.’s non-binding "Brexit" referendum on June 23, 2016, whereby a majority of voters supported its withdrawal from the European Union. As a result of the decline in sterling, the gross billings and revenue from our U.K. operations have been and are expected to continue to be be adversely impacted and the expenses from our U.K. operations have been and are expected to continue to be favorably impacted in future periods because our financial statements are reported in U.S. dollars.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of March 31, 2017 and December 31, 2016.
As of March 31, 2017, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $32.0 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $3.2 million. This compares to a $61.6 million working capital deficit subject to foreign currency exposure as of December 31, 2016, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $6.2 million.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and government money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Note 6, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In June 2016, we entered into the Amended and Restated Credit Agreement that provides for aggregate principal borrowings of up to $250.0 million. The Amended and Restated Credit Agreement replaced our previous $250.0 million credit agreement that was scheduled to expire in August 2017. As of March 31, 2017, there were no borrowings outstanding under the Amended and Restated Credit Agreement. Because our Amended and Restated Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended and Restated Credit Agreement. We also have $42.1 million of capital lease obligations and $12.0 million of investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We do not believe that the interest rate risk on the long-term capital lease obligations and investments is significant.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2017.

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
Based on this evaluation, our management concluded that, as of March 31, 2017, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 7, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on the Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2017, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2017, we purchased 7,336,681 shares of our common stock for an aggregate purchase price of $26.0 million (including fees and commissions) under our share repurchase program. A summary of our common stock repurchases during the three months ended March 31, 2017 under our share repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2017	4,840,300	$3.51	4,840,300	$178,037,504
February 1-28, 2017	2,496,381	3.62	2,496,381	$169,029,666
March 1-31, 2017	—	—	—	$169,029,666
Total	7,336,681	$3.55	7,336,681	$169,029,666
See Note 8, Stockholders' Equity and Compensation Arrangements, for discussion regarding our share repurchase programs.
The following table provides information about purchases of shares of our common stock during the three months ended March 31, 2017 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2017	485,056	$3.62	—	$—
February 1-28, 2017	315,506	4.31	—	$—
March 1-31, 2017	1,220,075	4.15	—	$—
Total	2,020,637	$4.05	—	$—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

ITEM 5. OTHER INFORMATION
As part of its review of the terms of, and the competitiveness of the level of benefits in, its severance benefits agreements, the Company entered into amended severance benefit agreements ("SBAs") with its named executive officers: Rich Williams, Chief Executive Officer; Michael Randolfi, Chief Financial Officer; Dane Drobny, General Counsel & Corporate Secretary; Jay Sullivan, Chief Product Officer; and Brian Stevens, Chief Accounting Officer & Treasurer. The SBAs were revised to provide benefits and terms consistent with peer company and market practices and to clarify the treatment of performance share units ("PSUs") for those executives whose original severance benefit agreements preceded the Company’s introduction of PSUs. The SBAs include the following revised terms:

(i) certain changes to the definitions of "good reason" relating to whether certain changes to the executive’s reporting relationship following a “change in control” constitute good reason;

(ii) with respect to payments upon termination of employment in connection with a change in control: (a) for Messrs. Williams, Randolfi and Drobny, a lump sum payment equal to the pro-rated portion of his target annual cash incentive award; (b) for Messrs. Randolfi, Drobny and Sullivan an increase in the percentage of vesting of their unvested equity-based awards from 50% to 100% for Messrs. Randolfi and Drobny, and from 25% to 50% for Mr. Sullivan; and (c) for Messrs. Drobny, Stevens and Sullivan, an increase in the duration of salary payments and COBRA continuation coverage (from six to twelve months); and

(iii) with respect to payments upon termination of Mr. Drobny’s employment not in connection with a change in control, an increase in the duration of salary payments and COBRA continuation coverage (from six to twelve months), continued vesting of time-based equity awards (increased from six to twelve months), and vesting of all performance-based equity awards, subject to the Company's actual performance (an increase from the six months of additional vesting to which he was previously entitled).

The foregoing summary of the SBAs is qualified by reference to the form of severance benefit agreement filed as Exhibit 10.1 hereto and incorporated by reference herein.

ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of May 2017.

GROUPON, INC.
By:	/s/ Michael Randolfi
	Name:	Michael Randolfi
	Title:	Chief Financial Officer

EXHIBITS

Exhibit Number	Description
10.1	Form of Severance Benefit Agreement
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document