Form 10-Q
period 2017-06-30
Groupon, Inc.
filed 2017-08-02
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Yes ☐            No  ☒
As of July 31, 2017, there were 556,009,762 shares of the registrant's common stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$618,550	$862,977
Accounts receivable, net	60,785	71,272
Prepaid expenses and other current assets	107,527	94,441
Current assets of discontinued operations	—	63,246
Total current assets	786,862	1,091,936
Property, equipment and software, net	162,577	169,452
Goodwill	282,011	274,551
Intangible assets, net	32,256	42,915
Investments (including $108,230 and $110,066 at June 30, 2017 and December 31, 2016, respectively, at fair value)	141,436	141,882
Deferred income taxes	4,838	5,151
Other non-current assets	17,457	23,484
Non-current assets of discontinued operations	—	12,006
Total Assets	$1,427,437	$1,761,377
Liabilities and Equity
Current liabilities:
Accounts payable	$18,389	$28,551
Accrued merchant and supplier payables	606,020	770,992
Accrued expenses and other current liabilities	328,998	366,456
Current liabilities of discontinued operations	—	47,052
Total current liabilities	953,407	1,213,051
Convertible senior notes, net	184,237	178,995
Deferred income taxes	1,833	1,714
Other non-current liabilities	101,978	99,628
Non-current liabilities of discontinued operations	—	2,927
Total Liabilities	1,241,455	1,496,315
Commitments and contingencies (see Note 7)
Stockholders' Equity
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, 743,577,187 shares issued and 557,359,145 shares outstanding at June 30, 2017 and 736,531,771 shares issued and 564,835,863 shares outstanding at December 31, 2016	74	74
Additional paid-in capital	2,145,030	2,112,728
Treasury stock, at cost, 186,218,042 shares at June 30, 2017 and 171,695,908 shares at December 31, 2016	(858,291)	(807,424)
Accumulated deficit	(1,135,984)	(1,099,010)
Accumulated other comprehensive income (loss)	34,358	58,052
Total Groupon, Inc. Stockholders' Equity	185,187	264,420
Noncontrolling interests	795	642
Total Equity	185,982	265,062
Total Liabilities and Equity	$1,427,437	$1,761,377

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Third-party and other	$315,854	$294,576	$617,426	$604,205
Direct	346,765	429,184	718,819	817,990
Total revenue	662,619	723,760	1,336,245	1,422,195
Cost of revenue:
Third-party and other	38,478	38,109	81,351	79,169
Direct	296,074	370,274	617,376	707,547
Total cost of revenue	334,552	408,383	698,727	786,716
Gross profit	328,067	315,377	637,518	635,479
Operating expenses:
Marketing	100,658	89,180	187,000	176,475
Selling, general and administrative	230,187	258,737	462,233	521,715
Restructuring charges	4,584	15,702	7,315	27,215
Gains on business dispositions	—	(9,339)	—	(9,339)
Acquisition-related expense (benefit), net	36	850	48	4,314
Total operating expenses	335,465	355,130	656,596	720,380
Income (loss) from operations	(7,398)	(39,753)	(19,078)	(84,901)
Other income (expense), net	5,878	(11,253)	1,276	(8,635)
Income (loss) from continuing operations before provision (benefit) for income taxes	(1,520)	(51,006)	(17,802)	(93,536)
Provision (benefit) for income taxes	3,883	(2,238)	8,470	(1,229)
Income (loss) from continuing operations	(5,403)	(48,768)	(26,272)	(92,307)
Income (loss) from discontinued operations, net of tax	(1,376)	(2,963)	(889)	(5,020)
Net income (loss)	(6,779)	(51,731)	(27,161)	(97,327)
Net income attributable to noncontrolling interests	(2,547)	(3,173)	(6,579)	(6,696)
Net income (loss) attributable to Groupon, Inc.	$(9,326)	$(54,904)	$(33,740)	$(104,023)

Basic and diluted net income (loss) per share (1):
Continuing operations	$(0.01)	$(0.09)	$(0.06)	$(0.17)
Discontinued operations	(0.01)	(0.01)	—	(0.01)
Basic and diluted net income (loss) per share	$(0.02)	$(0.10)	$(0.06)	$(0.18)

Weighted average number of shares outstanding (1)
Basic	559,762,180	576,903,004	560,978,712	579,827,341
Diluted	559,762,180	576,903,004	560,978,712	579,827,341

(1)
The structure of the Company's common stock changed during the year ended December 31, 2016. Refer to Note 8, Stockholders' Equity and Compensation Arrangements, and Note 12, Income (Loss) per Share, for additional information.

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) from continuing operations	$(5,403)	$(48,768)	$(26,272)	$(92,307)
Other comprehensive income (loss) from continuing operations:
Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	(6,144)	(272)	(5,527)	(4,068)
Reclassification adjustments included in income (loss) from continuing operations	—	(9,459)	(187)	(7,997)
Net change in unrealized gain (loss)	(6,144)	(9,731)	(5,714)	(12,065)
Defined benefit pension plan adjustments:
Curtailment gain	—	—	583	—
Amortization of pension net actuarial gain (loss) to earnings	—	19	2	46
Net change in unrealized gain (loss) (net of tax effect of $0 and $5 for the three months ended June 30, 2017 and 2016, respectively, and $0 and $9 for the six months ended June 30, 2017 and 2016, respectively)	—	19	585	46
Available-for-sale securities:
Net unrealized gain (loss) during the period	(952)	(52)	(713)	(168)
Reclassification adjustment for realized gain on investment included in income (loss) from continuing operations	(1,341)	—	(1,341)	—
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $147 and $103 for the three months ended June 30, 2017 and 2016, respectively, and $0 and $103 for the six months ended June 30, 2017 and 2016, respectively)	(2,293)	(52)	(2,054)	(168)
Other comprehensive income (loss) from continuing operations	(8,437)	(9,764)	(7,183)	(12,187)
Comprehensive income (loss) from continuing operations	(13,840)	(58,532)	(33,455)	(104,494)

Income (loss) from discontinued operations	(1,376)	(2,963)	(889)	(5,020)
Other comprehensive income (loss) from discontinued operations - Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	—	702	(1,793)	273
Reclassification adjustment included in net income (loss) from discontinued operations	—	—	(14,718)	—
Net change in unrealized gain (loss)	—	702	(16,511)	273
Comprehensive income (loss) from discontinued operations	(1,376)	(2,261)	(17,400)	(4,747)

Comprehensive income (loss)	(15,216)	(60,793)	(50,855)	(109,241)
Comprehensive income (loss) attributable to noncontrolling interests	(2,547)	(3,173)	(6,579)	(6,696)
Comprehensive income (loss) attributable to Groupon, Inc.	$(17,763)	$(63,966)	$(57,434)	$(115,937)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	736,531,771	$74	$2,112,728	(171,695,908)	$(807,424)	$(1,099,010)	$58,052	$264,420	$642	$265,062
Cumulative effect of change in accounting principle	—	—	—	—	—	(3,234)	—	(3,234)	—	(3,234)
Net income (loss)	—	—	—	—	—	(33,740)	—	(33,740)	6,579	(27,161)
Foreign currency translation	—	—	—	—	—	—	(22,225)	(22,225)	—	(22,225)
Pension liability adjustments, net of tax	—	—	—	—	—	—	585	585	—	585
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(2,054)	(2,054)	—	(2,054)
Exercise of stock options	9,601	—	19	—	—	—	—	19	—	19
Vesting of restricted stock units and performance share units	9,578,738	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	877,845	—	2,458	—	—	—	—	2,458	—	2,458
Tax withholdings related to net share settlements of stock-based compensation awards	(3,420,768)	—	(12,745)	—	—	—	—	(12,745)	—	(12,745)
Stock-based compensation on equity-classified awards	—	—	42,570	—	—	—	—	42,570	—	42,570
Purchases of treasury stock	—	—	—	(14,522,134)	(50,867)	—	—	(50,867)	—	(50,867)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6,426)	(6,426)
Balance at June 30, 2017	743,577,187	$74	$2,145,030	(186,218,042)	$(858,291)	$(1,135,984)	$34,358	$185,187	$795	$185,982

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income (loss)	$(27,161)	$(97,327)
Less: Income (loss) from discontinued operations, net of tax	(889)	(5,020)
Income (loss) from continuing operations	(26,272)	(92,307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	57,163	59,096
Amortization of acquired intangible assets	11,583	9,235
Stock-based compensation	41,141	66,603
Restructuring-related long-lived asset impairments	—	45
Gains on business dispositions	—	(9,339)
Deferred income taxes	759	(5,148)
(Gain) loss, net from changes in fair value of contingent consideration	48	4,292
(Gain) loss from changes in fair value of investments	1,145	5,707
Amortization of debt discount on convertible senior notes	5,242	2,396
Change in assets and liabilities, net of acquisitions and dispositions:
Restricted cash	548	(695)
Accounts receivable	16,229	(500)
Prepaid expenses and other current assets	(11,139)	(36,900)
Accounts payable	(10,723)	(5,693)
Accrued merchant and supplier payables	(182,954)	(120,629)
Accrued expenses and other current liabilities	(41,491)	4,955
Other, net	(18,207)	(6,904)
Net cash provided by (used in) operating activities from continuing operations	(156,928)	(125,786)
Net cash provided by (used in) operating activities from discontinued operations	(2,195)	(4,949)
Net cash provided by (used in) operating activities	(159,123)	(130,735)
Investing activities
Purchases of property and equipment and capitalized software	(29,461)	(36,351)
Cash derecognized upon dispositions of subsidiaries	—	(352)
Proceeds from maturity of investment	1,843	—
Acquisitions of businesses, net of acquired cash	—	(940)
Acquisitions of intangible assets and other investing activities	(184)	(1,992)
Net cash provided by (used in) investing activities from continuing operations	(27,802)	(39,635)
Net cash provided by (used in) investing activities from discontinued operations	(9,548)	4
Net cash provided by (used in) investing activities	(37,350)	(39,631)
Financing activities
Proceeds from issuance of convertible senior notes	—	250,000
Issuance costs for convertible senior notes and revolving credit agreement	—	(8,097)
Purchase of convertible note hedges	—	(59,163)
Proceeds from issuance of warrants	—	35,495
Payments for purchases of treasury stock	(51,513)	(90,449)
Taxes paid related to net share settlements of stock-based compensation awards	(15,356)	(16,535)
Proceeds from stock option exercises and employee stock purchase plan	2,477	2,047
Distributions to noncontrolling interest holders	(6,426)	(7,127)
Payment of contingent consideration related to acquisitions	(5,689)	(285)
Payments of capital lease obligations	(16,670)	(14,676)
Other financing activities	(473)	—
Net cash provided by (used in) financing activities	(93,650)	91,210
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets of discontinued operations	16,830	5,926
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets of discontinued operations	(273,293)	(73,230)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	(28,866)	1,402
Net increase (decrease) in cash and cash equivalents	(244,427)	(74,632)
Cash and cash equivalents, beginning of period	862,977	824,307
Cash and cash equivalents, end of period	$618,550	$749,675

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	$16,509	$10,081
Leasehold improvements funded by lessor	402	4,990
Liability for purchases of treasury stock	561	1,592
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	539	3,860
Cost method and available-for-sale investments acquired in connection with business dispositions	2,022	8,323
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

Unaudited Interim Financial Information

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2016, and the Current Report on Form 8-K, dated May 17, 2017.
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
The Company adopted the guidance in ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), on January 1, 2017. This ASU requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. The Company recorded a $3.2 million cumulative effect adjustment to increase its accumulated deficit as of January 1, 2017 to recognize the impact of that change in accounting policy.

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
A business disposition that represents a strategic shift and has (or will have) a major effect on an entity's operations and financial results is reported as a discontinued operation. The Company determined that the decision reached by its management and Board of Directors to exit those 11 non-core countries, which comprised a substantial majority of its operations outside of North America and EMEA, represented a strategic shift in its business. Additionally, based on its review of quantitative and qualitative factors relevant to the dispositions, the Company determined that the disposition of the businesses in those 11 countries will have a major effect on its operations and financial results. As such, the financial position and results of operations and cash flows for its operations in those 11 countries, including the gains and losses on the dispositions and related income tax effects, are presented as discontinued operations in the accompanying condensed consolidated financial statements as of December 31, 2016 and for the three months and six months ended June 30, 2017 and 2016.
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

November 2016 Dispositions within Discontinued Operations

In connection with the strategic initiative to exit 11 non-core countries as discussed above, the Company sold its subsidiary in Malaysia and ceased operations in South Africa in November 2016. The results of the Company's operations in Malaysia and South Africa are presented within discontinued operations in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2016.

Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (1) (2)	2016	2017 (1)	2016
Third-party and other revenue	$—	$23,553	$12,602	$48,492
Direct revenue	—	8,717	2,962	17,314
Third-party and other cost of revenue	—	(5,691)	(2,557)	(11,412)
Direct cost of revenue	—	(8,368)	(3,098)	(16,957)
Marketing expense	—	(2,813)	(1,239)	(5,283)
Selling, general and administrative expense	(1,376)	(18,431)	(11,284)	(36,441)
Restructuring	—	(383)	(778)	(1,314)
Other income, net	—	492	3,852	1,360
Income (loss) from discontinued operations before loss on dispositions and provision for income taxes	(1,376)	(2,924)	460	(4,241)
Loss on dispositions	—	—	(1,268)	—
Provision for income taxes	—	(39)	(81)	(779)
Income (loss) from discontinued operations, net of tax	$(1,376)	$(2,963)	$(889)	$(5,020)

(1)
The income (loss) from discontinued operations before loss on dispositions and provision for income taxes for the three and six months ended June 30, 2017 includes the results of each business through its respective disposition date.

(2)
Selling, general and administrative expense from discontinued operations for the three months ended June 30, 2017 primarily relates to increases to contingent liabilities under indemnification agreements. See Note 7, Commitments and Contingencies, for information about indemnification obligations related to discontinued operations.

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

Breadcrumb

On May 9, 2016, the Company sold its point of sale business ("Breadcrumb") in exchange for a minority investment in the acquirer. See Note 4, Investments, for information about this transaction. The Company recognized a pretax gain on the disposition of $0.4 million, which represents the excess of (a) $8.2 million in net consideration received, consisting of the $8.3 million fair value of the investment acquired, less $0.1 million in transaction costs, over (b) the $7.8 million net book value of Breadcrumb upon the closing of the transaction. The Company did not receive any cash proceeds in connection with the transaction.

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the six months ended June 30, 2017 (in thousands):

	North America	EMEA	Rest of World	International	Consolidated
Balance as of December 31, 2016	$178,685	$89,747	$6,119	$—	$274,551
Foreign currency translation	—	—	—	7,460	7,460
Reallocation to new segment	—	(89,747)	(6,119)	95,866	—
Balance as of June 30, 2017	$178,685	$—	$—	$103,326	$282,011

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As discussed in Note 13, Segment Information, the Company updated its segments in the first quarter of 2017 to report two segments: North America and International. As a result of the change in segments, the Company combined its Northern EMEA, Southern EMEA and Central EMEA reporting units into a single EMEA reporting unit, which is one level below the International segment. As a result of the change in reporting units, the Company performed a qualitative assessment of potential goodwill impairment for the new EMEA reporting unit and performed separate qualitative assessments of potential goodwill impairment for the Northern EMEA, Southern EMEA and Central EMEA previous reporting units immediately prior to the change. The Company also performed a qualitative assessment of potential goodwill impairment for the remainder of its Asia Pacific reporting unit following the dispositions of businesses in that reporting unit in the current period. Based on those assessments, which considered current market conditions, recent business performance and the amounts by which fair values exceeded carrying values in quantitative impairment tests performed as of October 1, 2016, the Company determined that the likelihood of a goodwill impairment did not reach the more-likely-than not threshold specified in U.S. GAAP for any of the reporting units that were evaluated.  Accordingly, the Company concluded that goodwill related to those reporting units was not impaired and further quantitative testing was not required to be performed.  In addition, the Company sold all of the operations of its Latin America reporting unit in the first quarter of 2017 and the goodwill of that reporting unit was included in the net book value that was derecognized. See Note 2, Discontinued Operations, for information about the dispositions of operations in Asia and Latin America.

The following tables summarize the Company's intangible assets (in thousands):

	June 30, 2017
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$61,011	$45,649	$15,362
Merchant relationships	12,489	9,713	2,776
Trade names	11,909	9,062	2,847
Developed technology	36,480	32,399	4,081
Patents	18,117	14,572	3,545
Other intangible assets	14,165	10,520	3,645
Total	$154,171	$121,915	$32,256

	December 31, 2016
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$59,340	$40,002	$19,338
Merchant relationships	12,015	8,475	3,540
Trade names	11,534	8,004	3,530
Developed technology	38,388	30,197	8,191
Patents	17,259	14,020	3,239
Other intangible assets	14,044	8,967	5,077
Total	$152,580	$109,665	$42,915

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets from continuing operations was $6.2 million and $4.5 million for the three months ended June 30, 2017 and 2016, respectively, and $11.6 million and $9.2 million for the six months ended June 30, 2017 and 2016, respectively. There was no amortization expense related to intangible assets from discontinued operations for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2017	$9,209
2018	14,871
2019	6,738
2020	1,069
2021	325
Thereafter	44
Total	$32,256
4. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	June 30, 2017	Percent Ownership of Voting Stock			December 31, 2016	Percent Ownership of Voting Stock
Available-for-sale securities:
Convertible debt securities	$10,868				$10,038
Redeemable preferred shares	15,923	19%	to	25%	17,444	19%	to	25%
Total available-for-sale securities	26,791				27,482
Cost method investments	33,206	1%	to	19%	31,816	1%	to	19%
Fair value option investments	81,439	10%	to	36%	82,584	41%
Total investments	$141,436				$141,882
The following table summarizes the amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company's available-for-sale securities as of June 30, 2017 and December 31, 2016, respectively (in thousands):

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value
Available-for-sale securities:
Convertible debt securities	$9,815	$1,078	$(25)	$10,868	$8,453	$1,691	$(106)	$10,038
Redeemable preferred shares	18,375	—	(2,452)	15,923	18,375	—	(931)	17,444
Total available-for-sale securities	$28,190	$1,078	$(2,477)	$26,791	$26,828	$1,691	$(1,037)	$27,482

(1)	As of June 30, 2017, one security in an unrealized loss position of $2.5 million has been in an unrealized loss position for greater than 12 months.

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
To determine the fair value of the Company’s investment in Monster LP each period, the first step was to estimate the fair value of Monster LP in its entirety. The Company primarily used the discounted cash flow method, which is an income approach, to estimate the fair value of Monster LP. The key inputs to determining fair value under that approach are cash flow forecasts and discount rates. As of June 30, 2017 and December 31, 2016, the Company applied a discount rate of 22%, in its discounted cash flow valuation of Monster LP. The Company also used a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of Monster LP as of June 30, 2017 and December 31, 2016. The discounted cash flow and market multiple valuations were then evaluated and weighted to determine the amount that is most representative of the fair value of the investee. Once the Company determined the fair value of Monster LP, it then determined the fair value of its specific investment in that entity. Monster LP has a complex capital structure, so the Company applied an option-pricing model that considers the liquidation preferences of the investee’s respective classes of ownership interests to determine the fair value of the Company’s investment in the entity.

Based on the above procedures, the Company determined that the fair value of its investment in Monster LP was $80.9 million and $78.7 million, respectively, as of June 30, 2017 and December 31, 2016. The Company recognized losses of $0.1 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and a gain of $2.3 million and a loss of $1.4 million for the six months ended June 30, 2017 and 2016, respectively, from changes in the fair value of its investment.

GroupMax

To determine the fair value of the Company’s investment in GroupMax each period, it applies the same methodology as described above for Monster LP. The Company determined that the fair value of its investment in GroupMax was $0.5 million and $3.9 million, respectively, as of June 30, 2017 and December 31, 2016. The Company recognized losses of $1.3 million and $3.3 million for the three months ended June 30, 2017 and 2016, respectively, and losses of $3.4 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively, from changes in the fair value of its investment.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

5. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other income (expense), net for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$659	$376	$1,261	$709
Interest expense	(4,948)	(5,232)	(10,267)	(6,074)
Gains (losses), net on changes in fair value of investments	(1,448)	(4,607)	(1,145)	(5,707)
Foreign currency gains (losses), net (1)	10,826	(1,636)	10,877	4,007
Other	789	(154)	550	(1,570)
Other income (expense), net	$5,878	$(11,253)	$1,276	$(8,635)

(1)
Foreign currency gains (losses), net for the three and six months ended June 30, 2016 includes a $1.8 million and $0.3 million, respectively, of cumulative translation gains that were reclassified to earnings as a result of the Company's exit from certain countries as part of its restructuring plan. Refer to Note 9, Restructuring, for additional information.

The following table summarizes the Company's prepaid expenses and other current assets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Finished goods inventories	$24,346	$31,042
Prepaid expenses	49,149	34,132
Income taxes receivable	12,093	11,495
Value-added tax receivable	10,910	5,965
Other	11,029	11,807
Total prepaid expenses and other current assets	$107,527	$94,441
The following table summarizes the Company's accrued merchant and supplier payables as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Accrued merchant payables	$429,925	$428,187
Accrued supplier payables (1)	176,095	342,805
Total accrued merchant and supplier payables	$606,020	$770,992

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.

The following table summarizes the Company's accrued expenses and other current liabilities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Refunds reserve	$26,237	$33,104
Compensation and benefits	52,781	55,590
Customer credits	43,399	42,003
Restructuring-related liabilities	5,511	16,395
Income taxes payable	12,681	10,847
Deferred revenue	33,720	35,890
Current portion of capital lease obligations	29,497	28,889
Other	125,172	143,738
Total accrued expenses and other current liabilities	$328,998	$366,456
The following table summarizes the Company's other non-current liabilities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Long-term tax liabilities	$45,857	$41,611
Capital lease obligations	19,820	19,719
Other	36,301	38,298
Total other non-current liabilities	$101,978	$99,628
The following table summarizes the components of accumulated other comprehensive income (loss) as of June 30, 2017 and December 31, 2016 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Pension adjustments	Total
Balance as of December 31, 2016	$58,249	$388	$(585)	$58,052
Other comprehensive income (loss) before reclassification adjustments	(7,320)	(713)	—	(8,033)
Reclassification adjustments included in net income (loss)	(14,905)	(1,341)	585	(15,661)
Other comprehensive income (loss)	(22,225)	(2,054)	585	(23,694)
Balance as of June 30, 2017	$36,024	$(1,666)	$—	$34,358
6. FINANCING ARRANGEMENTS
Convertible Senior Notes
On April 4, 2016, the Company issued $250.0 million in aggregate principal amount of convertible senior notes (the "Notes") in a private placement to A-G Holdings, L.P. ("Atairos"). The net proceeds from this offering were $243.2 million after deducting issuance costs. The Notes bear interest at a rate of 3.25% per annum, payable annually in arrears on April 1 of each year, which began on April 1, 2017. The Notes will mature on April 1, 2022, subject to earlier conversion or redemption.

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
The carrying amount of the Notes consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(65,763)	(71,005)
Net carrying amount of liability component	$184,237	$178,995

Net carrying amount of equity component	$67,014	$67,014
The estimated fair value of the Notes as of June 30, 2017 was $246.1 million and was determined using a lattice model. The Company classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as its stock price volatility over the term of the Notes and its cost of debt.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of June 30, 2017, the remaining term of the Notes is approximately 4 years, 9 months. During the three and six months ended June 30, 2017, the Company recognized interest cost on the Notes as follows (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three and Six Months Ended June 30, 2016
Contractual interest cost based on 3.25% of the principal amount per annum	$2,032	$4,064	$2,031
Amortization of debt discount	2,655	5,242	2,396
Total interest cost	$4,687	$9,306	$4,427
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
The amounts paid and received for the convertible note hedges and warrants have been recorded in additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2017. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
Under the if-converted method, the shares of common stock underlying the conversion option in the Notes are included in the diluted earnings per share denominator and the interest expense on the Notes, net of tax, is added to the numerator. However, upon conversion, there will be no economic dilution from the Notes, as exercise of the convertible note hedges eliminates any dilution from the Notes that would have otherwise occurred when the price of the Company’s Common Stock exceeds the conversion price. Taken together, the purchase of the convertible note hedges and sale of warrants are intended to offset any actual dilution from the conversion of these Notes and to effectively increase the overall conversion price from $5.40 to $8.50 per share. Based on the closing price of the Company's Common Stock of $3.84 on June 30, 2017, the if-converted value of the Notes was less than the principal amount.
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
As of June 30, 2017 and December 31, 2016, the Company had no borrowings under the Amended and Restated Credit Agreement. As of June 30, 2017 and December 31, 2016, the Company had outstanding letters of credit of $15.0 million and $11.1 million, respectively, under the Amended and Restated Credit Agreement.
7. COMMITMENTS AND CONTINGENCIES
The Company's commitments as of June 30, 2017 did not materially change from the amounts set forth in the Company's 2016 Annual Report on Form 10-K.
Legal Matters and Other Contingencies
From time to time, the Company is party to various legal proceedings incident to the operation of its business. For example, the Company currently is involved in proceedings brought by former employees and merchants, intellectual property infringement suits, customer lawsuits, consumer class actions and suits alleging, among other things, violations of state consumer protection or privacy laws. The following is a brief description of significant legal proceedings.
On March 2, 2016, International Business Machines Corporation ("IBM") filed a complaint in the United States District Court for the District of Delaware against the Company.  In the complaint, IBM alleges that the Company has infringed and continues to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. On December 13, 2016, the Company filed a motion to invalidate two of IBM’s patents relating to the presentation of applications and advertising on the grounds that such patents are patent-ineligible. The court held a hearing on the motion and a Markman hearing on June 5, 2017, but has not yet ruled on the motion or construed the patent claims. On March 24, 2017, the Company filed a petition for inter partes review with the United States Patent and Trademark Office seeking to invalidate IBM’s asserted patent related to single sign-on processes. IBM filed its preliminary response on July 6, 2017. On May 9, 2016, the Company filed a complaint in the United States District Court for the Northern District of Illinois against IBM.  The Company alleges that IBM has infringed and continues to willfully infringe one of the Company’s patents relating to location-based services. On December 20, 2016, IBM filed a motion to dismiss this case, and the court denied that motion. The Company intends to seek damages and injunctive relief for IBM’s infringement of this patent. The court held a Markman hearing on April 3, 2017, but has not yet construed the claims. On May 18, 2017, IBM filed two petitions for inter partes review with the United States Patent and Trademark Office seeking to invalidate the Company’s patent relating to location-based services. The Company’s preliminary response is due September 6, 2017. The Company plans to vigorously defend against the claims filed by IBM and the challenges to the Company’s patent.

In addition, other third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their intellectual property rights. The Company is subject to intellectual property disputes, including patent infringement claims, and expects that it will increasingly be subject to intellectual property infringement claims as its services expand in scope and complexity. The Company has in the past litigated such claims, and the Company is presently involved in several patent infringement and other intellectual property-related claims, including pending litigation or trademark disputes relating to, for example, the Company's Goods category, some of which could involve potentially substantial claims for damages or injunctive relief. The Company may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and as the Company becomes subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. The Company believes that additional

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

lawsuits alleging that it has violated patent, copyright or trademark laws will be filed against it. Intellectual property claims, whether meritorious or not, are time consuming and often costly to resolve, could require expensive changes in the Company's methods of doing business or the goods it sells, or could require it to enter into costly royalty or licensing agreements.

The Company also is subject to consumer claims or lawsuits relating to alleged violations of consumer protection or privacy rights and statutes, some of which could involve potentially substantial claims for damages, including statutory or punitive damages. Consumer and privacy related claims or lawsuits, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, fines and penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, or require the Company to change its business practices, sometimes in expensive ways.

The Company also is subject to, or in the future may become subject to, a variety of regulatory inquiries, audits, and investigations across the jurisdictions where the Company conducts its business, including, for example, inquiries related to consumer protection, employment matters and/or hiring practices, marketing practices, tax, unclaimed property and privacy rules and regulations. Any regulatory actions against the Company, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, fines and penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, require the Company to change its business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm the Company's business.

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

Indemnifications
         In connection with the dispositions of the Company's operations in Latin America (see Note 2, Discontinued Operations), it agreed to indemnify the buyer for certain tax and other matters. The indemnification liabilities were recorded at their fair value, estimated to be $5.4 million using a probability-weighted expected cash flow approach, upon closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations. The Company estimates that the total amount of obligations that are reasonably possible of arising under the indemnifications is $25.0 million.

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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
The Company's Board of Directors (the "Board") has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of its common stock. As of June 30, 2017 and December 31, 2016, there were no shares of preferred stock outstanding.
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

Share Repurchase Program

The Board has authorized the Company to repurchase up to $700.0 million of its common stock through April 2018 under its current share repurchase program. During the three and six months ended June 30, 2017, the Company purchased 7,185,453 and 14,522,134 shares, respectively, for an aggregate purchase price of $24.8 million and $50.9 million (including fees and commissions) under that repurchase program. As of June 30, 2017, up to $144.3 million of common stock remained available for purchase under that program. The timing and amount of any share repurchases are determined based on market conditions, limitations under the Amended and Restated Credit Agreement, share price and other factors, and the program may be discontinued or suspended at any time.

Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of June 30, 2017, 67,455,159 shares of common stock were available for future issuance under the Plans.
The Company recognized stock-based compensation expense from continuing operations of $21.4 million and $36.5 million for the three months ended June 30, 2017 and 2016, respectively, and $41.1 million and $66.6 million for the six months ended June 30, 2017 and 2016, respectively, related to stock awards issued under the Plans and acquisition-related awards. The Company recognized stock-based compensation expense from discontinued operations of $1.0 million for the three months ended June 30, 2016 and $0.2 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively. The Company also capitalized $1.8 million and $2.8 million of stock-based compensation for the three months ended June 30, 2017 and 2016, respectively, and $3.3 million and $5.0 million of stock-based compensation for the six months ended June 30, 2017 and 2016, respectively, in connection with internally-developed software.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of June 30, 2017, a total of $120.0 million of unrecognized compensation costs related to unvested employee stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted-average period of 1.07 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the six months ended June 30, 2017 and 2016, 877,845 and 618,319 shares of common stock were issued under the ESPP, respectively.
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years. Restricted stock units are generally amortized on a straight-line basis over the requisite service period, except for restricted stock units with performance conditions and ratable vesting, which are amortized using the accelerated method.
The table below summarizes activity regarding unvested restricted stock units granted under the Plans for the six months ended June 30, 2017:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2016	25,407,846	$5.18
Granted	18,147,526	$3.74
Vested	(9,075,003)	$5.27
Forfeited	(4,060,667)	$5.15
Unvested at June 30, 2017	30,419,702	$4.30
Performance Share Units
During the six months ended June 30, 2017, 503,735 shares of the Company's common stock were issued upon vesting of performance share units granted in the previous year upon the Board's certification of the Company's financial and operational metrics for the year ended December 31, 2016. The weighted average grant date fair value of those shares was $3.78 per share.
During the six months ended June 30, 2017, the Company granted additional performance share units to certain key employees. The vesting of those awards into shares of the Company's common stock is contingent upon the achievement of specified financial and operational targets for the year ending December 31, 2017 and is subject to both continued employment through the performance period and certification by the Board that the specified financial and operational targets have been achieved. The maximum number of common shares issuable upon vesting of those performance share units is 2,505,346 shares, the grant date fair value was $4.01 per share and the total grant date fair value of the shares for which the performance conditions are expected to be met was $5.0 million.
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
Restricted Stock Awards
The Company has granted restricted stock awards in connection with business combinations. Compensation expense on these awards is recognized on a straight-line basis over the requisite service periods, which extend through January 2018. There were no restricted stock awards granted, vested or forfeited during the six months ended June 30, 2017. There were 1,219,018

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

unvested restricted stock awards as of June 30, 2017 with a weighted-average grant date fair value of $4.76.
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
The table below summarizes the stock option activity for the six months ended June 30, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding and exercisable at December 31, 2016	991,172	$0.77	2.83	$2,527
Exercised	(9,601)	1.97
Forfeited	(1,501)	1.72
Outstanding and exercisable at June 30, 2017	980,070	$0.77	2.34	$3,009

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of June 30, 2017 and December 31, 2016, respectively.

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

From the inception of its restructuring plan in September 2015 through June 30, 2017, the Company has incurred cumulative costs for employee severance and benefits and other exit costs of $68.7 million under the plan. In addition to those costs, the Company has incurred cumulative long-lived asset impairment charges of $7.5 million resulting from its restructuring activities. The Company currently expects the actions under its restructuring plan to be substantially complete by September 2017.

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the three months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$2,687	$—	$288	$2,975
International	86	—	1,523	1,609
Consolidated	$2,773	$—	$1,811	$4,584

(1)
The employee severance and benefit costs for the three months ended June 30, 2017 relates to the termination of approximately 150 employees. Substantially all of the remaining cash payments for those costs are expected to be disbursed through December 31, 2017.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the six months ended June 30, 2017 (in thousands):

	Six Months Ended June 30, 2017
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$4,465	$—	$465	$4,930
International	609	—	1,776	2,385
Consolidated	$5,074	$—	$2,241	$7,315

(1)
The employee severance and benefit costs for the six months ended June 30, 2017 relates to the termination of approximately 350 employees. Substantially all of the remaining cash payments for those costs are expected to be disbursed through December 31, 2017.

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the three months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$1,488	$—	$1,318	$2,806
International	12,565	—	331	12,896
Consolidated	$14,053	$—	$1,649	$15,702

(1)	The employee severance and benefit costs for the three months ended June 30, 2016 related to the termination of approximately 250 employees.
The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the six months ended June 30, 2016 (in thousands):

	Six Months Ended June 30, 2016
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$6,213	$45	$2,167	$8,425
International	18,165	—	625	18,790
Consolidated	$24,378	$45	$2,792	$27,215

(1)	The employee severance and benefit costs for the six months ended June 30, 2016 related to the termination of approximately 550 employees.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes restructuring liability activity for each period (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of June 30, 2015	$—	$—	$—
Charges payable in cash	18,310	2,940	21,250
Cash payments	(8,862)	(746)	(9,608)
Foreign currency translation	(576)	3	(573)
Balance as of December 31, 2015	$8,872	$2,197	$11,069
Charges payable in cash	29,416	6,063	35,479
Cash payments	(23,729)	(5,988)	(29,717)
Foreign currency translation	(424)	(12)	(436)
Balance as of December 31, 2016	$14,135	$2,260	$16,395
Charges payable in cash	5,074	2,241	7,315
Cash payments	(14,448)	(4,305)	(18,753)
Foreign currency translation	526	28	554
Balance as of June 30, 2017	$5,287	$224	$5,511

10. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended June 30, 2017, the Company recorded income tax expense from continuing operations of $3.9 million on a pretax loss from continuing operations of $1.5 million. For the three months ended June 30, 2016, the Company recorded an income tax benefit from continuing operations of $2.2 million on a pretax loss from continuing operations of $51.0 million. For the six months ended June 30, 2017, the Company recorded income tax expense from continuing operations of $8.5 million on a pretax loss from continuing operations of $17.8 million. For the six months ended June 30, 2016, the Company recorded an income tax benefit from continuing operations of $1.2 million on a pretax loss from continuing operations of $93.5 million.
The Company's U.S. statutory rate is 35%. The primary factor impacting the effective tax rate for the three and six months ended June 30, 2017 and 2016 was the pretax losses incurred by the Company's operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States.
The Company is currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of those audits. As of June 30, 2017, the Company believes that it is reasonably possible that reductions of up to $36.1 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Contingent consideration - The Company had contingent obligations to transfer cash to the former owners of acquired businesses if specified financial results are met over future reporting periods (i.e., earn-outs). Liabilities for contingent consideration were measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value are recorded in earnings within "Acquisition-related expense    (benefit), net" on the condensed consolidated statements of operations.

The Company used an income approach to value contingent consideration obligations based on future financial performance, which was determined based on the present value of probability-weighted future cash flows. The Company classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes.
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$122,336	$122,336	$—	$—
Fair value option investments	81,439	—	—	81,439
Available-for-sale securities:
Convertible debt securities	10,868	—	—	10,868
Redeemable preferred shares	15,923	—	—	15,923

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
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Assets
Fair value option investments:
Beginning Balance	$82,887	$129,625	$82,584	$130,725
Total gains (losses) included in earnings	(1,448)	(4,607)	(1,145)	(5,707)
Ending Balance	$81,439	$125,018	$81,439	$125,018
Unrealized gains (losses) still held (1)	$(1,448)	$(4,607)	$(1,145)	$(5,707)
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$11,931	$10,173	$10,038	$10,116
Purchase of convertible debt security	—	—	1,612	—
Proceeds at maturity of convertible debt security	(1,843)	—	(1,843)	—
Total gains (losses) included in other comprehensive income (loss)	(575)	201	(533)	220
Total gains (losses) included in earnings (2)	1,355	199	1,594	237
Ending Balance	$10,868	$10,573	$10,868	$10,573
Unrealized gains (losses) still held (1)	$512	$400	$816	$457
Redeemable preferred shares:
Beginning Balance	$17,788	$22,699	$17,444	$22,834
Total gains (losses) included in other comprehensive income (loss)	(1,865)	(356)	(1,521)	(491)
Ending Balance	$15,923	$22,343	$15,923	$22,343
Unrealized (losses) gains still held (1)	$(1,865)	$(356)	$(1,521)	$(491)

Liabilities
Contingent Consideration:
Beginning Balance	$14,600	$13,938	$14,588	$10,781
Settlements of contingent consideration liabilities	(7,858)	—	(7,858)	—
Reclass to non-fair value liabilities when no longer contingent	(6,778)	—	(6,778)	(285)
Total losses (gains) included in earnings (3)	36	850	48	4,292
Ending Balance	$—	$14,788	$—	$14,788
Unrealized losses (gains) still held (1)	$—	$850	$—	$4,166

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(1)
Represents the unrealized losses or gains recorded in earnings and/or other comprehensive income (loss) during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(2)	Represents a gain at maturity of a previously impaired convertible debt security, accretion of interest income and changes in the fair value of an embedded derivative.

(3)	Changes in the fair value of contingent consideration liabilities are classified within "Acquisition-related expense (benefit), net" on the condensed consolidated statements of operations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the three and six months ended June 30, 2017 and 2016.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the condensed consolidated financial statements (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$33,206	$42,977	$31,816	$35,369
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
The Company's other financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of June 30, 2017 and December 31, 2016 due to their short-term nature.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2017 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$(5,403)	$(26,272)
Less: Net income (loss) attributable to noncontrolling interests	2,547	6,579
Net income (loss) attributable to common stockholders - continuing operations	$(7,950)	$(32,851)
Net income (loss) attributable to common stockholders - discontinued operations	(1,376)	(889)
Net income (loss) attributable to common stockholders	$(9,326)	$(33,740)
Denominator
Weighted-average common shares outstanding	559,762,180	560,978,712
Basic and diluted net income (loss) per share (1):
Continuing operations	$(0.01)	$(0.06)
Discontinued operations	(0.01)	—
Basic and diluted net income (loss) per share	$(0.02)	$(0.06)

(1)
The potentially dilutive impacts of outstanding equity awards, warrants and convertible senior notes have been excluded from the calculation of dilutive net income (loss) per share for the three and six months ended June 30, 2017 as their effect on net income (loss) per share from continuing operations was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2016 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator
Allocation of net income (loss) - continuing operations	$(48,565)	$(203)	$(91,923)	$(384)
Less: Allocation of net income (loss) attributable to noncontrolling interests	3,160	13	6,668	28
Allocation of net income (loss) attributable to common stockholders - continuing operations	$(51,725)	$(216)	$(98,591)	$(412)
Allocation of net income (loss) attributable to common stockholders - discontinued operations	(2,951)	(12)	(4,999)	(21)
Allocation of net income (loss) attributable to common stockholders	$(54,676)	$(228)	$(103,590)	$(433)
Denominator			—	—
Weighted-average common shares outstanding	574,503,028	2,399,976	577,427,365	2,399,976
Basic and diluted net income (loss) per share (1):
Continuing operations	$(0.09)	$(0.09)	$(0.17)	$(0.17)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Basic and diluted net income (loss) per share	$(0.10)	$(0.10)	$(0.18)	$(0.18)

(1)
The potentially dilutive impacts of a conversion of Class B to Class A shares, outstanding equity awards, warrants and convertible senior notes have been excluded from the calculation of dilutive net income (loss) per share for the three and six months ended June 30, 2016 as their effect on net income (loss) per share from continuing operations was antidilutive.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following weighted-average outstanding potentially-dilutive securities are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	1,052,147	1,241,917	1,055,030	1,353,100
Restricted stock units	30,134,808	35,796,752	27,247,728	36,992,033
Restricted stock	1,219,018	1,219,018	1,219,018	1,456,165
ESPP shares	1,165,910	1,219,133	1,225,480	1,315,666
Performance share units	—	—	167,912	—
Convertible senior notes	46,296,300	44,261,298	46,296,300	22,130,649
Warrants	46,296,300	26,455,029	46,296,300	13,227,514
Total	126,164,483	110,193,147	123,507,768	76,475,127
In addition to the antidilutive securities as set forth in the table above, the Company had outstanding performance share units as of June 30, 2017 and 2016 that were eligible to vest into up to 2,505,346 and 778,092 shares of common stock, respectively, subject to the achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. These outstanding performance share units have been excluded from the table above for the six months ended June 30, 2017 and 2016 as the performance conditions were not satisfied as of the end of the period.
13. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by the Company's chief operating decision maker to assess performance and make resource allocation decisions. The Company previously organized its operations into three operating segments: North America, EMEA and Rest of World. As a result of the dispositions discussed in Note 2, Discontinued Operations, which represented a substantial majority of the Company's international operations outside of EMEA and resulted in changes to the Company's internal reporting and leadership structure, the Company updated its segments in the first quarter of 2017 to report two operating segments: North America and International. The Company's operating segments continue to be the same as its reportable segments. In addition, the Company has changed its measure of segment profitability in the first quarter of 2017. Historically, segment operating results reflected operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net. In connection with the internal reporting changes in the first quarter of 2017, the measure of segment profitability has been changed to operating income (loss), unadjusted. Prior period segment information has been retrospectively adjusted to reflect those changes.
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
The following table summarizes revenue by reportable segment for the three and six months ended June 30, 2017 and 2016 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
North America
Local - Third-party and other	$207,534	$184,139	$408,079	$376,292
Goods:
Third-party	4,112	2,364	5,816	4,354
Direct	217,946	309,018	468,592	594,774
Travel - Third-party	22,320	21,401	42,782	42,315
Total North America revenue (1)	$451,912	$516,922	$925,269	$1,017,735

International
Local - Third-party and other	$66,108	$67,956	$129,683	$136,863
Goods:
Third-party	4,984	7,076	9,268	20,290
Direct	128,819	120,166	250,227	223,216
Travel - Third-party	10,796	11,640	21,798	24,091
Total International revenue (1)	$210,707	$206,838	$410,976	$404,460

(1)
North America includes revenue from the United States of $442.7 million and $508.8 million for the three months ended June 30, 2017 and 2016, respectively, and $907.4 million and $1,001.4 million for the six months ended June 30, 2017 and 2016, respectively. International includes revenue from the United Kingdom of $74.4 million and $78.4 million for the three months ended June 30, 2017 and 2016, respectively, and $139.9 million and $152.4 million for the six months ended June 30, 2017 and 2016, respectively. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and six months ended June 30, 2017 and 2016. In prior periods, revenue was attributed to individual countries based on the domicile of the legal entities within the Company's consolidated group that undertook those transactions. The Company updated its attribution of revenue by country in the current period to be based on the location of the customer. Prior period revenue amounts by country have been retrospectively adjusted to reflect that change in attribution.

The following table summarizes gross profit by reportable segment for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
North America
Local - Third-party and other	$179,609	$158,812	$348,951	$322,830
Goods:
Third-party	3,207	2,019	4,514	3,692
Direct	33,289	40,009	68,412	74,549
Travel - Third-party	17,755	16,334	32,920	32,046
Total North America gross profit	$233,860	$217,174	$454,797	$433,117

International
Local - Third-party and other	$62,303	$62,970	$121,497	$127,191
Goods:
Third-party	4,506	5,848	8,161	17,551
Direct	17,402	18,901	33,031	35,894
Travel - Third-party	9,996	10,484	20,032	21,726
Total International gross profit	$94,207	$98,203	$182,721	$202,362

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes operating income by reportable segment for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating income (loss) (1) (2) (3):
North America	$(12,033)	$(31,284)	$(26,816)	$(73,218)
International	$4,635	(8,469)	$7,738	(11,683)
Total operating income (loss)	$(7,398)	$(39,753)	$(19,078)	$(84,901)

(1)
Includes stock-based compensation of $20.0 million and $31.8 million for North America and $1.3 million and $4.9 million for International for the three months ended June 30, 2017 and 2016, respectively, and $38.3 million and $58.9 million for North America and $2.7 million and $7.7 million for International for the six months ended June 30, 2017 and 2016, respectively.

(2)	Includes acquisition-related (benefit) expense, net of $0.8 million and $4.3 million for North America for the three and six months ended June 30, 2016, respectively.

(3)
Includes restructuring charges of $3.0 million and $2.8 million for North America and $1.6 million and $12.9 million (which includes $2.2 million of stock-based compensation) for International for the three months ended June 30, 2017 and 2016, respectively, and $4.9 million and $8.4 million (which includes $2.6 million of stock-based compensation) for North America and $2.4 million and $18.8 million (which includes $2.1 million of stock-based compensation) for International for the six months ended June 30, 2017 and 2016, respectively.

The following table summarizes the Company's total assets by reportable segment as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
North America (1)	$896,077	$1,122,261
International (1)	531,360	563,864
Assets of discontinued operations	—	75,252
Consolidated total assets	$1,427,437	$1,761,377

(1)
North America contains assets from the United States of $821.3 million and $1,057.6 million as of June 30, 2017 and December 31, 2016, respectively. International contains assets from Ireland of $143.9 million and $203.2 million as of June 30, 2017 and December 31, 2016, respectively. There were no other individual countries that represented more than 10% of consolidated total assets as of June 30, 2017 and December 31, 2016.

14. SUBSEQUENT EVENT

In July 2017, the Company reached a decision to cease most of its food delivery operations by the end of the third quarter 2017 and it entered into a long-term commercial agreement with a subsidiary of Grubhub Inc. ("Grubhub") that will allow the Company to provide customers with the ability to order food delivery through the Company’s websites and mobile applications in the United States from Grubhub’s network of restaurant merchants. Additionally, on July 31, 2017, the Company entered into an agreement to sell customer lists and other intangible assets in certain food delivery markets to Grubhub for $20.0 million. The related asset purchase agreement contains customary representations, warranties and covenants and that sale transaction is expected to close in the third or fourth quarter of 2017. For the quarterly period ending September 30, 2017, the Company’s restructuring cost associated with ceasing most of its food delivery operations is expected to be approximately $2.0 million, primarily relating to employee severance, and its gain on the asset sale is expected to be approximately $17.0 million to $18.0 million.

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

We offer goods and services through our online local commerce marketplaces in three primary categories: Local, Goods and Travel. During 2017, we began shifting more of the focus on our websites and mobile applications in North America to offerings in our Local category, which we believe provides us with the greatest opportunity for long-term gross profit growth.

Our revenue from transactions in which we act as a third-party marketing agent is the purchase price paid by the customer, generally for a Groupon voucher (a "Groupon"), less an agreed upon portion of the purchase price paid to the merchant. Our direct revenue from transactions in which we sell merchandise inventory in our Goods category as the merchant of record is the purchase price paid by the customer. We generated revenue of $662.6 million during the three months ended June 30, 2017, as compared to $723.8 million during the three months ended June 30, 2016, and $1,336.2 million during the six months ended June 30, 2017, as compared to $1,422.2 million during the six months ended June 30, 2016.

In October 2016, we completed a strategic review of our remaining international markets in connection with our efforts to optimize our global footprint and focus on the markets that we believe to have the greatest potential to benefit our long-term financial performance. Based on that review, we decided to focus our business on 15 core countries, which are primarily based in North America and EMEA, and to pursue strategic alternatives for our operations in the remaining 11 countries, which were primarily based in Asia and Latin America. The dispositions of our operations in those 11 countries were completed between November 2016 and March 2017. A business disposition that represents a strategic shift and has (or will have) a major effect on an entity's operations and financial results is reported as a discontinued operation. We determined that the decision reached by our management and Board of Directors to exit those 11 non-core countries, which comprised a substantial majority of our operations outside of North America and EMEA, represented a strategic shift in our business. Based on our review of quantitative and qualitative factors, we also believe that the disposition of the businesses in those 11 countries will have a major effect on our operations and financial results. As such, the financial results of our operations in those countries, including gains and losses on the dispositions, are presented as discontinued operations in our condensed consolidated statements of operations. Unless otherwise stated, all financial information discussed herein represents results from continuing operations.

We previously organized our operations into three operating segments: North America, EMEA and Rest of World. As a result of the dispositions discussed above, which represented a substantial majority of our international operations outside of EMEA and resulted in changes to our internal reporting and leadership structure, we updated our segment disclosures in the first quarter of 2017 to report two operating segments: North America and International. See Note 13, Segment Information, for further information. For the three months ended June 30, 2017, we derived 68.2% of our revenue from our North America segment and 31.8% of our revenue from our International segment. For the six months ended June 30, 2017, we derived 69.2% of our revenue from our North America segment and 30.8% of our revenue from our International segment.
In September 2015, we commenced a restructuring plan relating primarily to workforce reductions in our international operations. We have also undertaken workforce reductions in our North America segment. In addition to workforce reductions in our ongoing markets, we ceased operations in 17 countries within our International segment from September 2015 through March 2016 in connection with our restructuring actions. Those country exits, which generally comprised our smallest international markets, resulted from a series of separate decisions made at different times during that period that were not part of an overall strategic shift. See Note 9, Restructuring, for additional information about our restructuring plan. As a result of the restructuring actions that we have taken, our operating expenses have decreased significantly in recent periods on a year-over-year basis and we expect that trend to continue through 2017. We currently expect our actions under this restructuring plan to be substantially complete by September 2017.
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

Financial Metrics

•
Gross billings. This metric represents the total dollar value of customer purchases of goods and services. For third- party revenue transactions, gross billings differs from third-party revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For direct revenue transactions, gross billings is equivalent to direct revenue reported in our consolidated statements of operations. We consider this metric to be an important indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings on third-party revenue transactions also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants.

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

The following table presents the above financial metrics for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross billings	$1,364,233	$1,389,539	$2,722,209	$2,759,225
Revenue	662,619	723,760	1,336,245	1,422,195
Gross profit	328,067	315,377	637,518	635,479
Adjusted EBITDA	53,293	35,586	98,073	67,123
Free cash flow	(36,080)	(67,508)	(186,389)	(162,137)

The most comparable U.S. GAAP performance measure for Adjusted EBITDA is "Income (loss) from continuing operations" and the most comparable U.S. GAAP liquidity measure for Free cash flow is "Net cash provided by (used in) operating activities from continuing operations." For further information and a reconciliation to the most applicable measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the Results of Operations section. The following table provides income (loss) from continuing operations and net cash provided by (used in) operating activities from continuing operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) from continuing operations	$(5,403)	$(48,768)	$(26,272)	$(92,307)
Net cash provided by (used in) operating activities from continuing operations	(20,695)	(51,009)	(156,928)	(125,786)
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

Our active customers, gross billings per average active customer and gross profit per average active customer for the trailing twelve months ended June 30, 2017 and 2016 were as follows:

	Trailing Twelve Months Ended June 30,
	2017 (1)	2016 (2)
TTM Active customers (in thousands)	48,346	44,867
TTM Gross billings per average active customer	$121.24	$128.81
TTM Gross profit per average active customer	$27.52	$29.26

(1)	TTM Active customers for the trailing twelve months ended June 30, 2017 includes approximately 0.7 million incremental active customers from the acquisition of LivingSocial, Inc.

(2)
TTM Active customers for the trailing twelve months ended June 30, 2016 has been reduced from 50.0 million active customers previously reported to 44.9 million active customers due to the exclusion of customers from our operations in 11 countries that have been presented as discontinued operations. The exclusion of those countries' gross billings and active customers increased the TTM gross billings per average active customer for the twelve months ended June 30, 2016 from $124.51 previously reported to $128.81.

Our units for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (1)	2017	2016 (1)
Units (in thousands)	44,461	46,210	90,192	93,409

(1)
Units have been reduced from 50.9 million to 46.2 million for the three months ended June 30, 2016 and from 103.1 million to 93.4 million for the six months ended June 30, 2016 due to the exclusion of the units from our operations in 11 countries that have been presented as discontinued operations.

Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant relationships to be a vital part of our business model. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create more complete online marketplaces for local commerce. Our online marketplaces, which we sometimes refer to as "pull" marketplaces, enable customers to search and browse for deal offerings on our websites and mobile applications. In North America and many of our international markets, merchants often have a continuous presence on our websites and mobile applications by offering vouchers on an ongoing basis for an extended period of time. Currently, a substantial majority of our merchants in North America elect to offer deals in this manner, and we expect that trend to continue. However, merchants have the ability to withdraw their deal offerings, and we generally do not have noncancelable long-term arrangements to guarantee availability of deals. In order to attract merchants that may not have run deals on our platform or would have run deals on a competing platform, we have been willing to accept lower deal margins across both of our segments and we expect that trend to continue. Additionally, we have been developing product enhancements to reduce friction related to the voucher redemption process, which we believe could make our services more attractive to merchants, as well as customers, once broadly implemented. If new merchants do not find our marketing and promotional services effective, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenue or profit, they may stop making offers through our marketplaces or they may only continue offering deals if we accept lower margins.
We continue to focus more of our efforts on sourcing local deal offerings in subcategories that provide the best opportunities for high frequency customer purchase behavior. Those "high frequency use cases" include food and drink, health, beauty and wellness, and events and activities. In connection with those efforts, we may be willing to offer more attractive terms to local merchants that could reduce our deal margins in future periods.

International operations. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. We have reduced our global footprint from 47 countries as of December 31, 2014 to 15 countries as of June 30, 2017. Notwithstanding our reduced global footprint, different commercial and regulatory environments in other countries can make it difficult for us to successfully operate our business. In addition, many of the automation tools and technology enhancements that we have implemented in North America are not yet fully implemented in our international markets.
Our international operations have increased as a percentage of our total revenue compared to the prior year period, primarily due to a higher proportion of direct revenue transactions in the Goods category of our International segment. For the three months ended June 30, 2017 and 2016, 31.8% and 28.6% of our revenue was generated from our International segment, respectively. For the six months ended June 30, 2017 and 2016, 30.8% and 28.4% of our revenue was generated from our International segment, respectively.
Marketing activities. We must continue to acquire and retain customers in order to increase revenue and achieve profitability. If consumers do not perceive the offerings on our marketplaces to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In addition, as we continue to build out more complete marketplaces, our success will depend on our ability to increase consumer awareness of offerings available through those marketplaces. We significantly increased our marketing spending throughout 2016 and the first half of 2017 in order to drive customer growth. Our increased levels of marketing spending in recent periods has included significant offline campaigns intended to increase customer awareness of the Groupon brand and our product and service offerings. We expect to continue our use of such offline campaigns for the foreseeable future.
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
Three Months Ended June 30, 2017 and 2016:
Gross billings for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Gross billings:
Third-party	$997,076	$941,010	$56,066	6.0%
Direct	346,765	429,158	(82,393)	(19.2)
Other	20,392	19,371	1,021	5.3
Total gross billings	$1,364,233	$1,389,539	$(25,306)	(1.8)
The effect on our gross billings for the three months ended June 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended June 30, 2017
	At Avg. Q2 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross billings	$1,377,294	$(13,061)	$1,364,233

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Total gross billings decreased for the three months ended June 30, 2017 as compared to gross billings in the prior year period as a result of a $33.5 million decrease in our International segment, partially offset by an $8.2 million increase in our North America segment. See below for information about gross billings by segment.

Gross Billings by Segment

Gross billings by category and segment for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$615,833	$542,439	$73,394	13.5%
Goods:
Third-party	27,978	9,409	18,569	197.4
Direct	217,946	309,018	(91,072)	(29.5)
Travel - Third-party	112,670	105,388	7,282	6.9
Total North America gross billings	974,427	966,254	8,173	0.8

International:
Local - Third-party and other (1)	189,408	196,857	(7,449)	(3.8)
Goods:
Third-party	25,598	49,879	(24,281)	(48.7)
Direct	128,819	120,140	8,679	7.2
Travel - Third-party	45,981	56,409	(10,428)	(18.5)
Total International gross billings	389,806	423,285	(33,479)	(7.9)
Total gross billings	$1,364,233	$1,389,539	$(25,306)	(1.8)

(1)	Includes gross billings from deals with local and national merchants and from local events.
The percentages of gross billings by segment for the three months ended June 30, 2017 and 2016 were as follows:

Q2 2017	Q2 2016

North America	International
North America
The increase in North America segment gross billings for the three months ended June 30, 2017 reflects increases from third party and other revenue transactions across all three of our categories. Those increases were primarily attributable to the following:

•	an increase in active customers, primarily attributable to our continued investments in customer acquisition marketing initiatives;

•	an increase from our acquisition of LivingSocial, which contributed $19.6 million of Local gross billings, $1.5 million of Goods gross billings, and $3.1 million of Travel gross billings;

•	we shifted more of the focus on our websites and mobile applications toward offerings in our Local category; and

•	in our Goods category, there was a shift to more third-party revenue transactions in which merchants offer their products through our online marketplaces.

The increases in third party and other revenue transactions were partially offset by the following:

•
a $91.1 million decrease from direct revenue transactions in our Goods category. We continued our efforts to de-emphasize lower margin product offerings, which resulted in a shift in focus toward offerings in our Local category and adversely impacted Goods gross billings in the current period. Gross billings from direct revenue transactions in our Goods category were also adversely impacted by the increased proportion of third-party revenue transactions in that category, as discussed above; and

•	gross billings per average active customer decreased to $30.66 for the three months ended June 30, 2017 from $35.26 in the prior year period.

Order discounts, which are presented as a reduction of gross billings and revenue, increased by $7.8 million to $46.7 million for the three months ended June 30, 2017, as compared to $38.9 million in the prior year period.

International
The decrease in International segment gross billings for the three months ended June 30, 2017 reflects decreases across all three of our categories. Those decreases were primarily attributable to the following:

•	a decrease in active customers;

•	a decrease in gross billings per average active customer, which declined to $23.54 in the current year period from $24.72 in the prior year period; and

•	a $12.8 million unfavorable impact from year-over-year changes in foreign currency rates.

During the three months ended June 30, 2017, we continued to shift an increasing proportion of our Goods category to direct revenue transactions, as we believe that such transactions frequently result in a better customer experience.

Order discounts, which are presented as a reduction of gross billings and revenue, decreased by $1.4 million to $9.1 million for three months ended June 30, 2017, as compared to $10.5 million for the prior year period.

Six Months Ended June 30, 2017 and 2016:
Gross billings for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Gross billings:
Third-party	$1,967,628	$1,903,022	$64,606	3.4%
Direct	718,819	817,927	(99,108)	(12.1)
Other	35,762	38,276	(2,514)	(6.6)
Total gross billings	$2,722,209	$2,759,225	$(37,016)	(1.3)

The effect on our gross billings for the six months ended June 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Six Months Ended June 30,
	At Avg. Q2 2016 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross billings	$2,747,295	$(25,086)	$2,722,209

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Total gross billings decreased for the six months ended June 30, 2017 as compared to total gross billings in the prior year period as a result of a $72.6 million decrease in our International segment, partially offset by a $35.6 million increase in our North America segment. See below for information about gross billings by segment.

Gross Billings by Segment

Gross billings by category and segment for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$1,203,599	$1,082,062	$121,537	11.2%
Goods:
Third-party	39,920	17,714	22,206	125.4
Direct	468,592	594,774	(126,182)	(21.2)
Travel - Third-party	226,833	208,778	18,055	8.6
Total North America gross billings	1,938,944	1,903,328	35,616	1.9

International:
Local - Third-party and other (1)	380,627	396,998	(16,371)	(4.1)
Goods:
Third-party	53,269	115,614	(62,345)	(53.9)
Direct	250,227	223,153	27,074	12.1
Travel - Third-party	99,142	120,132	(20,990)	(17.5)
Total International gross billings	783,265	855,897	(72,632)	(8.5)
Total gross billings	$2,722,209	$2,759,225	$(37,016)	(1.3)

(1)	Includes gross billings from deals with local and national merchants and from local events.
The percentages of gross billings by segment for the six months ended June 30, 2017 and 2016 were as follows:

Q2 2017 YTD	Q2 2016 YTD

North America	International

North America
The increase in North America segment gross billings for the six months ended June 30, 2017 reflects increases from third party and other revenue transactions across all three of our categories. Those increases were primarily attributable to the following:

•	an increase in active customers, primarily attributable to our continued investments in customer acquisition marketing initiatives;

•	an increase from our acquisition of LivingSocial, which contributed $38.5 million of Local gross billings, $2.1 million of Goods gross billings, and $8.9 million of Travel gross billings;

•	we shifted more of the focus on our websites and mobile applications toward offerings in our Local category; and

•	in our Goods category, there was a shift to more third-party revenue transactions in which merchants offer their products through our online marketplaces.

The increases in gross billings from third party and other revenue transactions were partially offset by the following:

•
a $126.2 million decrease from direct revenue transactions in our Goods category. We continued our efforts to de-emphasize lower margin product offerings, which resulted in a shift in focus toward offerings in our Local category and adversely impacted Goods gross billings in the current period. Gross billings from direct revenue transactions in our Goods category were also adversely impacted by the increased proportion of third-party revenue transactions in that category, as discussed above; and

•	gross billings per average active customer decreased to $61.40 for the six months ended June 30, 2017 from $70.77 in the prior year period.

Order discounts, which are presented as a reduction of gross billings and revenue, increased by $19.0 million to $97.0 million for the six months ended June 30, 2017, as compared to $78.0 million in the prior year period.

International
The decrease in International segment gross billings for the six months ended June 30, 2017 reflects decreases across all three of our categories. Those decreases were primarily attributable to the following:

•	a decrease in active customers;

•	a decrease in gross billings per average active customer, which declined to $47.06 for the six months ended June 30, 2017 from $49.38 in the prior year period; and

•	a $25.0 million unfavorable impact from year-over-year changes in foreign currency rates.

During the six months ended June 30, 2017, we continued to shift an increasing proportion of our Goods category to direct revenue transactions, as we believe that such transactions frequently result in a better customer experience.

Order discounts, which are presented as a reduction of gross billings and revenue, decreased by $1.6 million to $18.4 million for six months ended June 30, 2017, as compared to $20.0 million for the prior year period.

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
Other revenue primarily consists of commission revenue earned when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications and advertising revenue. The prior year period also includes payment processing revenue.

Three Months Ended June 30, 2017 and 2016:
Revenue for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue:
Third-party	$295,462	$277,132	$18,330	6.6%
Direct	346,765	429,184	(82,419)	(19.2)
Other	20,392	17,444	2,948	16.9
Total revenue	$662,619	$723,760	$(61,141)	(8.4)
The effect on revenue for the three months ended June 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended June 30, 2017
	At Avg. Q2 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Revenue	$669,362	$(6,743)	$662,619

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total revenue for the three months ended June 30, 2017 primarily resulted from a $65.0 million decrease in our North America segment. See below for information about revenue by segment.

Revenue by Segment
Revenue by category and segment for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$207,534	$184,139	$23,395	12.7%
Goods:
Third-party	4,112	2,364	1,748	73.9
Direct	217,946	309,018	(91,072)	(29.5)
Travel - Third-party	22,320	21,401	919	4.3
Total North America revenue	451,912	516,922	(65,010)	(12.6)

International:
Local - Third-party and other (1)	66,108	67,956	(1,848)	(2.7)
Goods:
Third-party	4,984	7,076	(2,092)	(29.6)
Direct	128,819	120,166	8,653	7.2
Travel - Third-party	10,796	11,640	(844)	(7.3)
Total International revenue	210,707	206,838	3,869	1.9
Total revenue	$662,619	$723,760	$(61,141)	(8.4)

(1)	Includes revenue from deals with local and national merchants and through local events.

The percentages of revenue by segment for the three months ended June 30, 2017 and 2016 were as follows:

Q2 2017	Q2 2016

North America	International

The percentages of third-party and other gross billings that we retained after deducting the merchant's share for the three months ended June 30, 2017 and 2016 were as follows:

North America	International

North America
The decrease in North America segment revenue for the three months ended June 30, 2017 reflects a $91.1 million decrease from direct revenue transactions in our Goods category, resulting from the decrease in Goods gross billings as discussed above. We have begun to increasingly focus the business on initiatives that are intended to optimize for gross profit to a greater extent than revenue, particularly in our North America segment, including shifting more of the focus on our websites and mobile applications toward offerings in our Local category. The resulting shift in North America gross billings away from our Goods category adversely impacted revenue in the current period, as direct revenue transactions in our Goods category are presented on a gross basis.

The decrease in direct revenue in our Goods category was partially offset by an increase in third party and other revenue in our Local category. The increase in Local revenue was primarily attributable to the increases in Local gross billings as discussed above. The percentage of gross billings that we retained after deducting the merchant’s share remained consistent at 33.7% for the three months ended June 30, 2017, as compared to 33.9% in the prior year period.

International
The increase in International segment revenue for the three months ended June 30, 2017 reflects an $8.7 million increase in direct revenue transactions in our Goods category, resulting from the continued shift toward a greater proportion of Goods gross billings arising from direct revenue transactions, as discussed above. The resulting shift in Goods gross billings to direct revenue transactions favorably impacted revenue in the current period, as direct revenue transactions in our Goods category are presented on a gross basis.
The increase in direct revenue in our Goods category was partially offset by decreases in third party and other revenue across all three of our categories. Those decreases were primarily attributable to the decreases in gross billings as discussed above. The percentage of gross billings that we retained after deducting the merchant’s share on third party and other revenue transactions across our three categories increased to 31.4% for the three months ended June 30, 2017 from 28.6% for the prior year period. This increase in the percentage of gross billings that we retained after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.

There was a $6.7 million unfavorable impact on International segment revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2017.
Six Months Ended June 30, 2017 and 2016:
Revenue for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue:
Third-party	$581,664	$567,856	$13,808	2.4%
Direct	718,819	817,990	(99,171)	(12.1)
Other	35,762	36,349	(587)	(1.6)
Total revenue	$1,336,245	$1,422,195	$(85,950)	(6.0)
The effect on revenue for the six months ended June 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Six Months Ended June 30, 2017
	At Avg. Q2 2016 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Revenue	$1,350,034	$(13,789)	$1,336,245

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total revenue for the six months ended June 30, 2017 resulted from a $92.5 million decrease in our North America segment, partially offset by a $6.5 million increase in our International segment. See below for information about revenue by segment.

Revenue by Segment
Revenue by category and segment for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$408,079	$376,292	$31,787	8.4%
Goods:
Third-party	5,816	4,354	1,462	33.6
Direct	468,592	594,774	(126,182)	(21.2)
Travel - Third-party	42,782	42,315	467	1.1
Total North America revenue	925,269	1,017,735	(92,466)	(9.1)

International:
Local - Third-party and other (1)	129,683	136,863	(7,180)	(5.2)
Goods:
Third-party	9,268	20,290	(11,022)	(54.3)
Direct	250,227	223,216	27,011	12.1
Travel - Third-party	21,798	24,091	(2,293)	(9.5)
Total International revenue	410,976	404,460	6,516	1.6
Total revenue	$1,336,245	$1,422,195	$(85,950)	(6.0)

(1)	Includes revenue from deals with local and national merchants and through local events.
The percentages of revenue by segment for the six months ended June 30, 2017 and 2016 were as follows:

Q2 2017 YTD	Q2 2016 YTD

North America	International

The percentages of third-party and other gross billings that we retained after deducting the merchant's share for the six months ended June 30, 2017 and 2016 were as follows:

North America	International

North America
The decrease in North America segment revenue for the six months ended June 30, 2017 reflects a $126.2 million decrease from direct revenue transactions in our Goods category, resulting from the decrease in Goods gross billings as discussed above. We have begun to increasingly focus the business on initiatives that are intended to optimize for gross profit to a greater extent than revenue, particularly in our North America segment, including shifting more of the focus on our websites and mobile applications toward offerings in our Local category. The resulting shift in North America gross billings away from our Goods category adversely impacted revenue in the current period, as direct revenue transactions in our Goods category are presented on a gross basis.

The decrease in direct revenue in our Goods category was partially offset by an increase in third party and other revenue in our Local category. The increase in Local revenue was primarily attributable to the increases in Local gross billings as discussed above, partially offset by a reduction in the percentage of gross billings that we retained after deducting the merchant’s share to 31%, as compared to 32% in the prior year period. That reduction in deal margins was driven by the year-over-year increase in order discounts as discussed above.

International
The increase in International segment revenue for the six months ended June 30, 2017 reflects a $27.0 million increase in direct revenue transactions in our Goods category, resulting from the continued shift toward a greater proportion of Goods gross billings arising from direct revenue transactions, as discussed above. The resulting shift in Goods gross billings to direct revenue transactions favorably impacted revenue in the current period, as direct revenue transactions in our Goods category are presented on a gross basis.
The increase in direct revenue in our Goods category was partially offset by decreases in third party and other revenue across all three of our categories. Those decreases were primarily attributable to the decreases in gross billings as discussed above.
There was a $13.8 million unfavorable impact on International segment revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2017.
Cost of Revenue

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

Three Months Ended June 30, 2017 and 2016:

Cost of revenue on third-party, direct revenue and other revenue for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Third-party	$38,197	$36,103	$2,094	5.8%
Direct	296,074	370,274	(74,200)	(20.0)
Other	281	2,006	(1,725)	(86.0)
Total cost of revenue	$334,552	$408,383	$(73,831)	(18.1)
The effect on cost of revenue for the three months ended June 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended June 30, 2017
	At Avg. Q2 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Cost of revenue	$337,719	$(3,167)	$334,552

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total cost of revenue for the three months ended June 30, 2017 resulted from an $81.7 million decrease in our North America segment, partially offset by a $7.9 million increase in our International segment. See below for information about cost of revenue by segment.

Cost of Revenue by Segment
Cost of revenue by category and segment for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$27,925	$25,327	$2,598	10.3%
Goods:
Third-party	905	345	560	162.3
Direct	184,657	269,009	(84,352)	(31.4)
Travel - Third-party	4,565	5,067	(502)	(9.9)
Total North America cost of revenue	218,052	299,748	(81,696)	(27.3)

International:
Local - Third-party and other (1)	3,805	4,986	(1,181)	(23.7)
Goods:
Third-party	478	1,228	(750)	(61.1)
Direct	111,417	101,265	10,152	10.0
Travel - Third-party	800	1,156	(356)	(30.8)
Total International cost of revenue	116,500	108,635	7,865	7.2
Total cost of revenue	$334,552	$408,383	$(73,831)	(18.1)

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
The percentages of cost of revenue by segment for the three months ended June 30, 2017 and 2016 were as follows:

Q2 2017	Q2 2016

North America	International

North America
The decrease in North America segment cost of revenue for the three months ended June 30, 2017 reflects an $84.4 million decrease from direct revenue transactions in our Goods category. That decrease was attributable to the following:

•	the decrease in direct revenue from our Goods category as discussed above; and

•	our efforts to de-emphasize lower margin product offerings.

International

The increase in International segment cost of revenue for the three months ended June 30, 2017 reflects a $10.2 million increase from direct revenue transactions in our Goods category. That increase was attributable to the following:

•	the increase in direct revenue from our Goods category as discussed above; and

•	a higher average unit cost based on the product mix sold during the current year period.

There was a $3.2 million favorable impact on International segment cost of revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2017.

Six Months Ended June 30, 2017 and 2016:

Cost of revenue on third-party, direct revenue and other revenue for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Third-party	$80,770	$72,783	$7,987	11.0%
Direct	617,376	707,547	(90,171)	(12.7)
Other	581	6,386	(5,805)	(90.9)
Total cost of revenue	$698,727	$786,716	$(87,989)	(11.2)
The effect on cost of revenue for the six months ended June 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Six Months Ended June 30, 2017
	At Avg. Q2 2016 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Cost of revenue	$705,626	$(6,899)	$698,727

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total cost of revenue for the six months ended June 30, 2017 resulted from a $114.1 million decrease in our North America segment, partially offset by a $26.2 million increase in our International segment. See below for information about cost of revenue by segment.

Cost of Revenue by Segment
Cost of revenue by category and segment for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$59,128	$53,462	$5,666	10.6%
Goods:
Third-party	1,302	662	640	96.7
Direct	400,180	520,225	(120,045)	(23.1)
Travel - Third-party	9,862	10,269	(407)	(4.0)
Total North America cost of revenue	470,472	584,618	(114,146)	(19.5)

International:
Local - Third-party and other (1)	8,186	9,672	(1,486)	(15.4)
Goods:
Third-party	1,107	2,739	(1,632)	(59.6)
Direct	217,196	187,322	29,874	15.9
Travel - Third-party	1,766	2,365	(599)	(25.3)
Total International cost of revenue	228,255	202,098	26,157	12.9
Total cost of revenue	$698,727	$786,716	$(87,989)	(11.2)

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
The percentages of cost of revenue by segment for the six months ended June 30, 2017 and 2016 were as follows:

Q2 2017 YTD	Q2 2016 YTD

North America	International

North America
The decrease in North America segment cost of revenue for the six months ended June 30, 2017 reflects a $120.0 million decrease from direct revenue transactions in our Goods category. That decrease was attributable to the following:

•	the decrease in direct revenue from our Goods category as discussed above; and

•	our efforts to de-emphasize lower margin product offerings.

International

The increase in International segment cost of revenue for the six months ended June 30, 2017 reflects a $29.9 million increase from direct revenue transactions in our Goods category. That increase was attributable to the following:

•	the increase in direct revenue from our Goods category as discussed above; and

•	a higher average unit cost based on the product mix sold during the current year period.

There was a $6.9 million favorable impact on International segment cost of revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2017.

Gross Profit

Three Months Ended June 30, 2017 and 2016:

Gross profit for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Gross profit:
Third-party	$257,265	$241,029	$16,236	6.7%
Direct	50,691	58,910	(8,219)	(14.0)
Other	20,111	15,438	4,673	30.3
Total gross profit	$328,067	$315,377	$12,690	4.0

The effect on gross profit for the three months ended June 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended June 30, 2017
	At Avg. Q2 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross profit	$331,643	$(3,576)	$328,067

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The increase in total gross profit for the three months ended June 30, 2017 resulted from a $16.7 million increase in our North America segment, partially offset by a $4.0 million decrease in our International segment. See below for information about gross profit by segment.

Gross Profit by Segment

Gross profit by category and segment for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$179,609	$158,812	$20,797	13.1%
Goods:
Third-party	3,207	2,019	1,188	58.8
Direct	33,289	40,009	(6,720)	(16.8)
Travel - Third-party	17,755	16,334	1,421	8.7
Total North America gross profit	$233,860	$217,174	$16,686	7.7
% of gross billings	24.0%	22.5%
% of revenue	51.7%	42.0%

International:
Local - Third-party and other (1)	$62,303	$62,970	$(667)	(1.1)
Goods:
Third-party	4,506	5,848	(1,342)	(22.9)
Direct	17,402	18,901	(1,499)	(7.9)
Travel - Third-party	9,996	10,484	(488)	(4.7)
Total International gross profit	$94,207	$98,203	$(3,996)	(4.1)
% of gross billings	24.2%	23.2%
% of revenue	44.7%	47.5%

(1)	Includes gross profit from deals with local and national merchants and through local events.
The percentages of gross profit by segment for the three months ended June 30, 2017 and 2016 were as follows:

Q2 2017	Q2 2016

North America	International

North America

The increase in North America segment gross profit for the three months ended June 30, 2017 reflects a $20.8 million increase in gross profit from our Local category, which was attributable to the increase in third party and other revenue from our Local category as discussed above.

International

The decrease in International segment gross profit for the three months ended June 30, 2017 reflects lower gross profit across all three of our categories. That decrease was attributable to the decrease in third party and other revenue across all three of our categories as discussed above.

There was a $3.5 million unfavorable impact on International segment gross profit from year-over-year changes in foreign exchange rates for the three months ended June 30, 2017.

Six Months Ended June 30, 2017 and 2016:

Gross profit for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Gross profit:
Third-party	$500,894	$495,073	$5,821	1.2%
Direct	101,443	110,443	(9,000)	(8.1)
Other	35,181	29,963	5,218	17.4
Total gross profit	$637,518	$635,479	$2,039	0.3

The effect on gross profit for the six months ended June 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Six Months Ended June 30, 2017
	At Avg. Q2 2016 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross profit	$644,408	$(6,890)	$637,518

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The increase in total gross profit for the six months ended June 30, 2017 resulted from a $21.7 million increase in our North America segment, partially offset by a $19.6 million decrease in our International segment. See below for information about gross profit by segment.

Gross Profit by Segment

Gross profit by category and segment for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$348,951	$322,830	$26,121	8.1%
Goods:
Third-party	4,514	3,692	822	22.3
Direct	68,412	74,549	(6,137)	(8.2)
Travel - Third-party	32,920	32,046	874	2.7
Total North America gross profit	$454,797	$433,117	$21,680	5.0
% of gross billings	23.5%	22.8%
% of revenue	49.2%	42.6%

International:
Local - Third-party and other (1)	$121,497	$127,191	$(5,694)	(4.5)
Goods:
Third-party	8,161	17,551	(9,390)	(53.5)
Direct	33,031	35,894	(2,863)	(8.0)
Travel - Third-party	20,032	21,726	(1,694)	(7.8)
Total International gross profit	$182,721	$202,362	$(19,641)	(9.7)
% of gross billings	23.3%	23.6%
% of revenue	44.5%	50.0%

(1)	Includes gross profit from deals with local and national merchants and through local events.
The percentages of gross profit by segment for the six months ended June 30, 2017 and 2016 were as follows:

Q2 2017 YTD	Q2 2016 YTD

North America	International

North America

The increase in North America segment gross profit for the six months ended June 30, 2017 reflects a $26.1 million increase in gross profit from our Local category, which was attributable to the increase in third party and other revenue from our Local category as discussed above.

International

The decrease in International segment gross profit for the six months ended June 30, 2017 reflects lower gross profit across all three of our categories. That decrease was attributable to the following:

•	the decrease in third party and other revenue across all three of our categories as discussed above; and

•	the increase in cost of revenue on direct revenue transactions in our Goods category, partially offset by increased direct revenue, both as discussed above.

There was a $6.9 million unfavorable impact on International segment gross profit from year-over-year changes in foreign exchange rates for the six months ended June 30, 2017.

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
Three Months Ended June 30, 2017 and 2016:
Marketing expense by segment as a percentage of gross billings and as a percentage of segment revenue for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	% of Gross Billings	% of Segment Revenue	2016	% of Gross Billings	% of Segment Revenue	$ Change	% Change
	(dollars in thousands)
North America	$78,461	8.1%	17.4%	$67,367	7.0%	13.0%	$11,094	16.5%
International	22,197	5.7	10.5	21,813	5.2	10.5	384	1.8
Total marketing	$100,658	7.4	15.2	$89,180	6.4	12.3	$11,478	12.9
In November 2015, we launched a strategic initiative to significantly increase our marketing expenses to drive customer growth and we expect to continue to invest heavily in marketing throughout 2017. The increase in total marketing for the three months ended June 30, 2017 resulted from an $11.1 million increase in our North America segment and a $0.4 million increase in our International segment. See below for information about marketing by segment.
The percentages of marketing expense by segment for the three months ended June 30, 2017 and 2016 were as follows:

Q2 2017	Q2 2016

North America	International

North America

The increases in North America segment marketing expense and marketing expense as a percentage of gross billings for the three months ended June 30, 2017 were attributable to an increase in investments in offline marketing to drive customer growth and awareness of the Groupon brand and our product and service offerings. For the full year 2017, we expect marketing expense as a percentage of North America gross billings to increase as compared to the full year 2016.

International

The increases in International segment marketing expense and marketing expense as a percentage of gross billings for the three months ended June 30, 2017 resulted from the expansion of our strategic initiative to increase our marketing expenses to drive customer growth. For the full year 2017, we expect marketing expense as a percentage of International gross billings to increase as compared to the full year 2016.

There was a $0.6 million favorable impact on International segment marketing expense from year-over-year changes in foreign exchange rates for the three months ended June 30, 2017.

Six Months Ended June 30, 2017 and 2016:
Marketing expense by segment as a percentage of gross billings and as a percentage of segment revenue for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	% of Gross Billings	% of Segment Revenue	2016	% of Gross Billings	% of Segment Revenue	$ Change	% Change
	(dollars in thousands)
North America	$142,004	7.3%	15.3%	$135,562	7.1%	13.3%	$6,442	4.8%
International	44,996	5.7	10.9	40,913	4.8	10.1	4,083	10.0
Total marketing	$187,000	6.9	14.0	$176,475	6.4	12.4	$10,525	6.0
The increase in total marketing for the six months ended June 30, 2017 resulted from a $6.4 million increase in our North America segment and a $4.1 million increase in our International segment. See below for information about marketing by segment.
The percentages of marketing expense by segment for the six months ended June 30, 2017 and 2016 were as follows:

Q2 2017 YTD	Q2 2016 YTD

North America	International

North America

The increases in North America segment marketing expense and marketing expense as a percentage of gross billings for the six months ended June 30, 2017 were attributable to an increase in investments in offline marketing to drive customer growth, partially offset by decreased investments in online marketing.

International

The increases in International segment marketing expense and marketing expense as a percentage of gross billings for the six months ended June 30, 2017 resulted from our strategic initiative to increase our marketing expenses to drive customer growth in our International segment.

There was a $1.2 million favorable impact on International segment marketing expense from year-over-year changes in foreign exchange rates for the six months ended June 30, 2017.

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
Three Months Ended June 30, 2017 and 2016:
Selling, general and administrative expense ("SG&A") for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$230,187	$258,737	$(28,550)	(11.0)%
% of gross billings	16.9%	18.6%
% of revenue	34.7%	35.7%
The decrease in SG&A was primarily attributable to the following:

•	an $19.5 million decrease in compensation-related costs due to headcount reductions as part of our restructuring plan; and

•	a $3.2 million favorable impact from year-over-year changes in foreign currency exchange rates.

SG&A as a percentage of gross billings and revenue decreased for the three months ended June 30, 2017 as compared to the prior year period. We currently expect that SG&A costs will generally continue to decrease in the second half of 2017 as a result of the cost savings from our restructuring program and other initiatives.

Six Months Ended June 30, 2017 and 2016:

SG&A for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$462,233	$521,715	$(59,482)	(11.4)%
% of gross billings	17.0%	18.9%
% of revenue	34.6%	36.7%
The decrease in SG&A was primarily attributable to the following:

•	a $44.7 million decrease in compensation-related costs due to headcount reductions as part of our restructuring plan; and

•	an $8.5 million favorable impact from year-over-year changes in foreign currency exchange rates.

SG&A as a percentage of gross billings and revenue decreased for the six months ended June 30, 2017 as compared to the prior year period.

Restructuring Charges
Restructuring charges represent severance and benefit costs for workforce reductions, impairments of long-lived assets and other exit costs resulting from our restructuring activities. See Note 9, Restructuring, for information about our restructuring plan.

Income (Loss) from Operations
Three Months Ended June 30, 2017 and 2016:
Income (loss) from operations for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America	$(12,033)	$(31,284)	$19,251	61.5%
International	4,635	(8,469)	13,104	154.7
Total income (loss) from operations	$(7,398)	$(39,753)	$32,355	81.4
North America
The reduction in our loss from operations was primarily attributable to the following:

•	a $16.7 million increase in gross profit; and

•	a $13.1 million decrease in SG&A.

The reduction in our loss from operations was partially offset by an $11.1 million increase in marketing expense.

Income (loss) from operations includes $20.0 million and $31.8 million of stock-based compensation for the three months ended June 30, 2017 and 2016, respectively.

International

The improvement in our income (loss) from operations was primarily attributable to the following:

•	a $15.5 million decrease in SG&A; and

•	an $11.3 million decrease in restructuring charges.

Those items were partially offset by the following:

•	a $9.3 million decrease in gains on business dispositions; and

•	a $4.0 million decrease in gross profit.

Income (loss) from operations includes $1.3 million and $4.9 million of stock-based compensation for the three months ended June 30, 2017 and 2016, respectively.

Six Months Ended June 30, 2017 and 2016:

Income (loss) from operations for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America	$(26,816)	$(73,218)	$46,402	63.4%
International	7,738	(11,683)	19,421	166.2
Total income (loss) from operations	$(19,078)	$(84,901)	$65,823	77.5
North America
The reduction in our loss from operations was attributable to the following:

•	a $23.5 million decrease in SG&A;

•	a $21.7 million increase in gross profit;

•	a $4.3 million decrease in acquisition-related expenses; and

•	a $3.5 million decrease in restructuring charges.

The reduction in our loss from operations was partially offset by a $6.4 million increase in marketing expense.

Income (loss) from operations includes $38.3 million and $58.9 million of stock-based compensation for the six months ended June 30, 2017 and 2016, respectively.

International

The improvement in our income (loss) from operations was primarily attributable to the following:

•	a $36.0 million decrease in SG&A; and

•	a $16.4 million decrease in restructuring charges.

Those items were partially offset by the following:

•	a $19.6 million decrease in gross profit;

•	a $9.3 million decrease in gains on business dispositions; and

•	a $4.1 million increase in marketing expense.

Income (loss) from operations includes $2.7 million and $7.7 million of stock-based compensation for the six months ended June 30, 2017 and 2016, respectively.

Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Three Months Ended June 30, 2017 and 2016:

Other income (expense), net for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$5,878	$(11,253)	$17,131	152.2%
Other income (expense), net for the three months ended June 30, 2017 primarily consisted of $10.8 million in net foreign currency gains, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency gains on those intercompany balances were primarily driven by the appreciation of the Euro against the U.S. dollar from an exchange rate of 1.0671 on March 31, 2017 to 1.1409 on June 30, 2017. The foreign currency gains were partially offset by $4.9 million of interest expense and $1.4 million of losses on our fair value option investments. Interest expense was consistent with the prior year period and primarily related to interest on our convertible notes (See Note 6, Financing Arrangements).

Other income (expense), net for the three months ended June 30, 2016 included $5.2 million of interest expense, $4.6 million of losses on fair value option investments and $3.4 million in foreign currency losses. The foreign currency losses were partially offset by a $1.8 million cumulative translation gain that was reclassified to earnings for countries that we exited as part of our restructuring plan. The foreign currency losses primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the decline of the Euro against the U.S. dollar from an exchange rate of 1.1365 on March 31, 2016 to 1.1126 on June 30, 2016. Interest expense primarily related to interest on our convertible notes.

Six Months Ended June 30, 2017 and 2016:

Other income (expense), net for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$1,276	$(8,635)	$9,911	114.8%
Other income (expense), net for the six months ended June 30, 2017 primarily consisted of $10.9 million in foreign currency gains, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency gains on those intercompany balances were primarily driven by the appreciation of the Euro against the U.S. dollar from an exchange rate of 1.0513 on December 31, 2016 to 1.1409 on June 30, 2017. The foreign currency gains were partially offset by $10.3 million of interest expense and $1.1 million of losses on our fair value option investments. Interest expense increased by $4.2 million for the six months ended June 30, 2017, as compared to the prior year period, due to our issuance of convertible notes on April 4, 2016 (See Note 6, Financing Arrangements).

Other income (expense), net for the six months ended June 30, 2016 included $6.1 million of interest expense and $5.7 million of losses on fair value option investments, partially offset by $3.7 million in foreign currency gains and a $0.3 million net cumulative translation gain that was reclassified to earnings for countries that we exited as part of our restructuring plan. The foreign currency gains primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency gains on those intercompany balances were primarily driven by the appreciation of the Euro against the U.S. dollar from an exchange rate of 1.0913 on December 31, 2015 to 1.1126 on June 30, 2016. Interest expense primarily related to interest on our convertible notes.

Provision (Benefit) for Income Taxes
Three Months Ended June 30, 2017 and 2016:
Provision (benefit) for income taxes for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$3,883	$(2,238)	$6,121	(273.5)%
Effective tax rate	(255.5)%	4.4%
The pretax losses incurred by our operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States, was the primary factor impacting our effective tax rate for the three months ended June 30, 2017 and 2016. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. As of June 30, 2017, we believe that it is reasonably possible that reductions of up to $36.1 million in unrecognized tax benefits may occur within the next 12 months.
Six Months Ended June 30, 2017 and 2016:
Provision (benefit) for income taxes for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$8,470	$(1,229)	$9,699	789.2%
Effective tax rate	(47.6)%	1.3%
The pretax losses incurred by our operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States, was the primary factor impacting our effective tax rate for the six months ended June 30, 2017 and 2016. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
Income (Loss) from Discontinued Operations
From November 2016 through March 2017, we exited our operations in 11 non-core countries and their results have been presented as discontinued operations for the three and six months ended June 30, 2017 and 2016. See Note 2, Discontinued Operations, for additional information.
Selling, general and administrative expense from discontinued operations for the three months ended June 30, 2017 primarily relates to increases to contingent liabilities under indemnification agreements. See Note 7, Commitments and Contingencies, for information about indemnification obligations related to discontinued operations.

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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP performance measure that we define as net income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation, acquisition-related expense (benefit), net and other special charges and credits, including items that are unusual in nature or infrequently occurring. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. However, Adjusted EBITDA is not intended to be a substitute for income (loss) from continuing operations.
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding these items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three and six months ended June 30, 2017, special charges and credits included charges related to our restructuring plan. For the three and six months ended June 30, 2016, special charges and credits included gains from business dispositions and charges related to our restructuring plan. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Income (loss) from continuing operations" for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) from continuing operations	$(5,403)	$(48,768)	$(26,272)	$(92,307)
Adjustments:
Stock-based compensation (1)	21,392	34,210	41,042	61,503
Depreciation and amortization	34,679	33,916	68,746	68,331
Acquisition-related expense (benefit), net	36	850	48	4,314
Restructuring charges (1)	4,584	15,702	7,315	27,215
Gains on business dispositions	—	(9,339)	—	(9,339)
Other (income) expense, net (1)	(5,878)	11,253	(1,276)	8,635
Provision (benefit) for income taxes	3,883	(2,238)	8,470	(1,229)
Total adjustments	58,696	84,354	124,345	159,430
Adjusted EBITDA	$53,293	$35,586	$98,073	$67,123

(1)
Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing". "Restructuring charges" includes $2.1 million and $4.7 million of additional stock-based compensation for the three and six months ended June 30, 2016, respectively. "Other (income) expense, net" includes $0.0 million and $0.2 million of additional stock-based compensation for the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.4 million of additional stock-based compensation for the six months ended June 30, 2017 and 2016, respectively.

Free cash flow. Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities from continuing operations less purchases of property and equipment and capitalized software from continuing operations. We use free cash flow to conduct and evaluate our business because, although it is similar to cash flow from continuing operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period.
Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not include cash payments for business acquisitions. In addition, free cash flow reflects the impact of the timing difference between when we are paid by customers and when we pay merchants and suppliers. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.
The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by (used in) operating activities from continuing operations," for the three and six months ended June 30, 2017 and 2016 and trailing twelve months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Net cash provided by (used in) operating activities from continuing operations	$(20,695)	$(51,009)	$(156,928)	$(125,786)	$97,786	$128,889
Purchases of property and equipment and capitalized software from continuing operations	(15,385)	(16,499)	(29,461)	(36,351)	(61,397)	(78,641)
Free cash flow	$(36,080)	$(67,508)	$(186,389)	$(162,137)	$36,389	$50,248

Net cash provided by (used in) investing activities from continuing operations	$(13,782)	$(18,957)	$(27,802)	$(39,635)	$(43,753)	$(167,949)
Net cash provided by (used in) financing activities	$(47,924)	$169,225	$(93,650)	$91,210	$(199,525)	$(247,180)
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
Liquidity and Capital Resources
As of June 30, 2017, we had $618.6 million in cash and cash equivalents, which primarily consisted of cash and government money market funds.
Since our inception, we have funded our working capital requirements primarily with cash flows provided by operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million.
In connection with our third-party and direct revenue sales transactions, we collect cash from credit card payment processors shortly after a sale occurs and remit payment to merchants and inventory suppliers at a later date in accordance with the related contractual payment terms. We expect this favorable working capital cycle to continue for the foreseeable future for voucher-based third-party revenue transactions and direct revenue sales of merchandise inventory. We are currently developing and testing a number of product enhancements intended to make our offerings easier to use for both customers and merchants, including "voucherless" offerings that are linked to customer credit cards. Those voucherless offerings may involve Groupon collecting a net fee from the merchant, rather than selling a voucher to the customer and then remitting a portion of the proceeds to the merchant. As a result of that working capital profile, our free cash flow could be adversely impacted in future periods as those offerings begin to scale.
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

We generally use our cash flows to fund our operations, make acquisitions, purchase capital assets, purchase stock under our share repurchase program and meet our other cash operating needs. Cash flow used in operating activities, including discontinued operations, was $159.1 million and $130.7 million for the six months ended June 30, 2017 and 2016, respectively.

We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2017 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of June 30, 2017, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $225.1 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
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

Our Amended and Restated Credit Agreement provides for aggregate principal borrowings of up to $250.0 million and matures in July 2019. As of June 30 2017, we had no borrowings under our Amended and Restated Credit Agreement and were in compliance with all covenants. See Note 6, Financing Arrangements, for additional information.

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
The Board has authorized us to repurchase up to $700.0 million of our common stock through April 2018 under our share repurchase program. During the three and six months ended June 30, 2017, we purchased 7,185,453 and 14,522,134 shares of our common stock, respectively, for an aggregate purchase price of $24.8 million and $50.9 million (including fees and commissions), respectively, under the share repurchase program. As of June 30, 2017, up to $144.3 million of our common stock remained available for purchase under that program. The timing and amount of any share repurchases are determined based on market conditions, limitations under our Amended and Restated Credit Agreement, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when the Company might otherwise be precluded from doing so.

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
Cash Flow
Our net cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations	$(156,928)	$(125,786)	$(31,142)
Operating activities from discontinued operations	(2,195)	(4,949)	2,754
Operating activities	(159,123)	(130,735)	(28,388)
Investing activities from continuing operations	(27,802)	(39,635)	11,833
Investing activities from discontinued operations	(9,548)	4	(9,552)
Investing activities	(37,350)	(39,631)	2,281
Financing activities	(93,650)	91,210	(184,860)
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets of discontinued operations	16,830	5,926	10,904
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets of discontinued operations	(273,293)	(73,230)	(200,063)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	(28,866)	1,402	(30,268)
Net increase (decrease) in cash and cash equivalents	$(244,427)	$(74,632)	$(169,795)
Cash Provided by (Used in) Operating Activities
Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain items, including depreciation and amortization, stock-based compensation, restructuring charges, deferred income taxes and the effect of changes in working capital and other items.

For the six months ended June 30, 2017, our net cash used in operating activities from continuing operations was $156.9 million, which resulted from the following:

•
a $247.7 million net decrease related to changes in working capital and other assets and liabilities. That net decrease primarily resulted from a $183.0 million decrease in accrued merchant and supplier payables due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2016, as well as the shift in focus on our websites and mobile applications toward offerings in our Local category, which further contributed to the decline in Goods gross billings in the current period; and

•	a $26.3 million net loss from continuing operations.

These items were partially offset by $117.1 million of non-cash items, primarily consisting of depreciation and amortization and stock-based compensation.

For the six months ended June 30, 2016, our net cash used in operating activities from continuing operations was $125.8 million, which resulted from the following:

•
a $166.4 million net decrease related to changes in working capital and other assets and liabilities. That net decrease primarily resulted from a $120.6 million in accrued merchant and supplier payables due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2015. The net decrease was also impacted by a $39.5 million payment into an escrow account to fund our securities litigation settlement and $21.3 million of payments for restructuring actions.

•	a $92.3 million net loss from continuing operations.

These items were partially offset by $132.9 million of non-cash items, primarily consisting of depreciation and amortization and stock-based compensation.

Cash Provided by (Used in) Investing Activities

Cash flows provided by (used in) investing activities from continuing operations primarily consists of capital expenditures, including capitalized internally-developed software.

For the six months ended June 30, 2017 and 2016, our net cash used in investing activities from continuing operations of $27.8 million and $39.6 million primarily consisted of $29.5 million and $36.4 million in capital expenditures, respectively.
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
For the six months ended June 30, 2017, our net cash used in financing activities of $93.7 million was driven by the following:

•	purchases of treasury stock under our share repurchase program of $51.5 million;

•	payments of capital lease obligations of $16.7 million;

•	taxes paid related to net share settlements of stock-based compensation awards of $15.4 million; and

•	payment of contingent consideration that included $5.7 million classified within financing activities.

For the six months ended June 30, 2016, our net cash provided by financing activities of $91.2 million was driven by the following:

•	proceeds from issuance of the Notes of $250.0 million;

•	payments for issuance costs related to the Notes and the Amended and Restated Credit Agreement of $8.1 million;

•	payments for the purchase of convertible note hedges of $59.2 million;

•	proceeds from the issuance of warrants of $35.5 million;

•	purchases of treasury stock under our share repurchase program of $90.4 million;

•	payments of capital lease obligations of $14.7 million; and

•	taxes paid related to net share settlements of stock-based compensation awards of $16.5 million.

Free Cash Flow
Free cash flow, a non-GAAP financial measure that comprises net cash provided by operating activities from continuing operations less purchases of property and equipment and capitalized software from continuing operations. Free cash flow for the six months and trailing twelve months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Free cash flow	$(186,389)	$(162,137)	$(24,252)	(15.0)%
Free cash flow TTM	$36,389	$50,248	$(13,859)	27.6%
The decrease in free cash flow for the six months ended June 30, 2017 was primarily due to a $31.1 million decrease in our operating cash flows from continuing operations.

The decrease in free cash flow for the trailing twelve months ended June 30, 2017 was due to a $31.1 million decrease in our trailing twelve months operating cash flows from continuing operations.
For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures above.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2017 did not materially change from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2017.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2016, and the Current Report on Form 8-K, dated May 17, 2017. In addition, refer to the critical accounting policies and estimates under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Gross versus Net), which is effective upon adoption of ASU 2014-09. This ASU clarifies the implementation guidance in ASU 2014-09 on principal versus agent considerations. These ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We do not expect that the ASUs will change our presentation of revenue on a gross or net basis. Additionally, for merchant payment arrangements that are structured under a redemption model, we expect that we will be required to estimate the incremental revenue from vouchers that will not ultimately be redeemed and recognize that amount as revenue at the time of sale under the new guidance, rather than when our legal obligation expires. The potential impact of that change could increase or decrease our revenue in any given period as compared to our current policy depending on the relative amounts of the estimated incremental revenue from unredeemed vouchers on current transactions as compared to the actual incremental revenue from vouchers that expire unredeemed in that period. The ASUs are also expected to impact the timing and recognition of costs to obtain contracts with customers, such as sales commissions, which we currently expense as incurred. Under the new ASUs, we expect that such costs will be deferred and recognized over the expected period of benefit. We are still evaluating these ASUs for other potential impacts on our condensed consolidated financial statements, including the timing of revenue recognition from hotel bookings in our Travel category. We currently plan to adopt the ASUs using the "modified retrospective" approach, which requires the cumulative effect of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of the January 1, 2018 adoption date.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU will require lessees to recognize assets and liabilities arising from leases, including operating leases, to be recognized on the balance sheet. The ASU is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods, and requires a modified retrospective transition method. We are still assessing the impact of ASU 2016-02. See Note 10, Commitments and Contingencies, in our Form 10-K, as amended, for the year ended December 31, 2016, and the Current Report on Form 8-K, dated May 17, 2017, for information about our lease commitments.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU requires that companies include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.

The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, and requires a retrospective transition method. We had $11.8 million and $12.0 million of restricted cash as of June 30, 2017 and December 31, 2016, respectively.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. This ASU provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for transactions in annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, including during interim periods. We do not believe that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires employers to include only the service cost component of net periodic pension cost in operating expenses, together with other employee compensation costs. The other components of net periodic pension cost, including interest cost, expected return on plan assets, amortization of prior service cost and settlement and curtailment effects, are to be included in non-operating expenses. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. While we are still assessing the impact of ASU 2017-07, we do not believe that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting. This ASU clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We do not believe that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three and six months ended June 30, 2017, we derived approximately 31.8% and 30.8%, respectively, of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. The British pound sterling has declined significantly against the U.S. dollar following the U.K.’s non-binding "Brexit" referendum on June 23, 2016, whereby a majority of voters supported its withdrawal from the European Union. As a result of the decline in sterling, the gross billings and revenue from our U.K. operations have been adversely impacted and the expenses from our U.K. operations have been favorably impacted in future periods because our financial statements are reported in U.S. dollars.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of June 30, 2017 and December 31, 2016.
As of June 30, 2017, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $21.1 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.1 million. This compares to a $61.6 million working capital deficit subject to foreign currency exposure as of December 31, 2016, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $6.2 million.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and government money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Note 6, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In June 2016, we entered into the Amended and Restated Credit Agreement that provides for aggregate principal borrowings of up to $250.0 million. The Amended and Restated Credit Agreement replaced our previous $250.0 million credit agreement that was scheduled to expire in August 2017. As of June 30, 2017, there were no borrowings outstanding under the Amended and Restated Credit Agreement. Because our Amended and Restated Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended and Restated Credit Agreement. We also have $49.3 million of capital lease obligations and $10.9 million of investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We do not believe that the interest rate risk on the long-term capital lease obligations and investments is significant.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our management concluded that, as of June 30, 2017, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2017, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2017, we purchased 7,185,453 shares of our common stock for an aggregate purchase price of $24.8 million (including fees and commissions) under our share repurchase program. A summary of our common stock repurchases during the three months ended June 30, 2017 under our share repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2017	2,085,842	$3.83	2,085,842	$161,072,951
May 1-31, 2017	2,662,220	3.41	2,662,220	$152,015,517
June 1-30, 2017	2,437,391	3.19	2,437,391	$144,279,668
Total	7,185,453	$3.46	7,185,453	$144,279,668
See Note 8, Stockholders' Equity and Compensation Arrangements, for discussion regarding our share repurchase program.
The following table provides information about purchases of shares of our common stock during the three months ended June 30, 2017 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2017	531,507	$3.65	—	$—
May 1-31, 2017	177,077	3.01	—	$—
June 1-30, 2017	691,547	3.04	—	$—
Total	1,400,131	$3.27	—	$—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

ITEM 5. OTHER INFORMATION
In July 2017, the Company reached a decision to cease most of its food delivery operations by the end of the third quarter 2017 and entered into a long-term commercial agreement with a subsidiary of Grubhub Inc. ("Grubhub") to provide customers with the ability to order food delivery through the Company’s websites and mobile applications in the United States from Grubhub’s network of restaurant merchants. Additionally, on July 31, 2017, the Company entered into an agreement to sell customer lists and other intangible assets in certain food delivery markets to Grubhub. For additional information regarding these actions, see Note 14, Subsequent Event, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of August 2017.

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