Form 10-Q
period 2017-09-30
Groupon, Inc.
filed 2017-11-01
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Yes ☐            No  ☒
As of October 30, 2017, there were 558,403,052 shares of the registrant's common stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$638,657	$862,977
Accounts receivable, net	78,284	71,272
Prepaid expenses and other current assets	99,855	94,441
Current assets of discontinued operations	—	63,246
Total current assets	816,796	1,091,936
Property, equipment and software, net	150,023	169,452
Goodwill	285,436	274,551
Intangible assets, net	24,028	42,915
Investments (including $104,268 and $110,066 at September 30, 2017 and December 31, 2016, respectively, at fair value)	129,504	141,882
Deferred income taxes	5,007	5,151
Other non-current assets	17,302	23,484
Non-current assets of discontinued operations	—	12,006
Total Assets	$1,428,096	$1,761,377
Liabilities and Equity
Current liabilities:
Accounts payable	$25,954	$28,551
Accrued merchant and supplier payables	598,251	770,992
Accrued expenses and other current liabilities	324,553	366,456
Current liabilities of discontinued operations	—	47,052
Total current liabilities	948,758	1,213,051
Convertible senior notes, net	186,959	178,995
Deferred income taxes	1,927	1,714
Other non-current liabilities	102,386	99,628
Non-current liabilities of discontinued operations	—	2,927
Total Liabilities	1,240,030	1,496,315
Commitments and contingencies (see Note 7)
Stockholders' Equity
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized, 746,422,199 shares issued and 557,819,957 shares outstanding at September 30, 2017 and 736,531,771 shares issued and 564,835,863 shares outstanding at December 31, 2016	75	74
Additional paid-in capital	2,161,139	2,112,728
Treasury stock, at cost, 188,602,242 shares at September 30, 2017 and 171,695,908 shares at December 31, 2016	(867,450)	(807,424)
Accumulated deficit	(1,135,925)	(1,099,010)
Accumulated other comprehensive income (loss)	29,099	58,052
Total Groupon, Inc. Stockholders' Equity	186,938	264,420
Noncontrolling interests	1,128	642
Total Equity	188,066	265,062
Total Liabilities and Equity	$1,428,096	$1,761,377

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Third-party and other	$302,458	$283,809	$919,884	$888,014
Direct	332,008	402,746	1,050,827	1,220,736
Total revenue	634,466	686,555	1,970,711	2,108,750
Cost of revenue:
Third-party and other	41,858	34,837	123,209	114,006
Direct	283,183	358,450	900,559	1,065,997
Total cost of revenue	325,041	393,287	1,023,768	1,180,003
Gross profit	309,425	293,268	946,943	928,747
Operating expenses:
Marketing	101,456	84,748	288,456	261,223
Selling, general and administrative	214,828	234,266	677,061	755,981
Restructuring charges	11,503	1,163	18,818	28,378
Gain on sale of intangible assets	(17,149)	—	(17,149)	—
Gains on business dispositions	—	(2,060)	—	(11,399)
Acquisition-related expense (benefit), net	—	(9)	48	4,305
Total operating expenses	310,638	318,108	967,234	1,038,488
Income (loss) from operations	(1,213)	(24,840)	(20,291)	(109,741)
Other income (expense), net	7,546	(7,917)	8,822	(16,552)
Income (loss) from continuing operations before provision (benefit) for income taxes	6,333	(32,757)	(11,469)	(126,293)
Provision (benefit) for income taxes	2,531	1,690	11,001	461
Income (loss) from continuing operations	3,802	(34,447)	(22,470)	(126,754)
Income (loss) from discontinued operations, net of tax	(862)	(1,345)	(1,751)	(6,365)
Net income (loss)	2,940	(35,792)	(24,221)	(133,119)
Net income attributable to noncontrolling interests	(2,881)	(2,184)	(9,460)	(8,880)
Net income (loss) attributable to Groupon, Inc.	$59	$(37,976)	$(33,681)	$(141,999)

Basic and diluted net income (loss) per share (1):
Continuing operations	$0.00	$(0.06)	$(0.06)	$(0.23)
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Basic and diluted net income (loss) per share	$0.00	$(0.07)	$(0.06)	$(0.25)

Weighted average number of shares outstanding (1)
Basic	557,221,040	575,216,191	559,726,154	578,290,291
Diluted	566,669,049	575,216,191	559,726,154	578,290,291

(1)
The structure of the Company's common stock changed during the year ended December 31, 2016. Refer to Note 8, Stockholders' Equity and Compensation Arrangements, and Note 12, Income (Loss) per Share, for additional information.

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) from continuing operations	$3,802	$(34,447)	$(22,470)	$(126,754)
Other comprehensive income (loss) from continuing operations:
Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	(5,034)	11,358	(10,561)	7,290
Reclassification adjustments included in income (loss) from continuing operations	—	221	(187)	(7,776)
Net change in unrealized gain (loss)	(5,034)	11,579	(10,748)	(486)
Defined benefit pension plan adjustments:
Curtailment gain	—	—	583	—
Amortization of pension net actuarial gain (loss) to earnings	—	23	2	69
Net change in unrealized gain (loss) (net of tax effect of $0 and $4 for the three months ended September 30, 2017 and 2016, respectively, and $0 and $13 for the nine months ended September 30, 2017 and 2016, respectively)	—	23	585	69
Available-for-sale securities:
Net unrealized gain (loss) during the period	(225)	(16)	(938)	(184)
Reclassification adjustment for realized gain on investment included in income (loss) from continuing operations	—	—	(1,341)	—
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $0 and $10 for the three months ended September 30, 2017 and 2016, respectively, and $0 and $113 for the nine months ended September 30, 2017 and 2016, respectively)	(225)	(16)	(2,279)	(184)
Other comprehensive income (loss) from continuing operations	(5,259)	11,586	(12,442)	(601)
Comprehensive income (loss) from continuing operations	(1,457)	(22,861)	(34,912)	(127,355)

Income (loss) from discontinued operations	(862)	(1,345)	(1,751)	(6,365)
Other comprehensive income (loss) from discontinued operations - Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	—	(10,746)	(1,793)	(10,473)
Reclassification adjustment included in net income (loss) from discontinued operations	—	—	(14,718)	—
Net change in unrealized gain (loss)	—	(10,746)	(16,511)	(10,473)
Comprehensive income (loss) from discontinued operations	(862)	(12,091)	(18,262)	(16,838)

Comprehensive income (loss)	(2,319)	(34,952)	(53,174)	(144,193)
Comprehensive income (loss) attributable to noncontrolling interests	(2,881)	(2,184)	(9,460)	(8,880)
Comprehensive income (loss) attributable to Groupon, Inc.	$(5,200)	$(37,136)	$(62,634)	$(153,073)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	736,531,771	$74	$2,112,728	(171,695,908)	$(807,424)	$(1,099,010)	$58,052	$264,420	$642	$265,062
Cumulative effect of change in accounting principle	—	—	—	—	—	(3,234)	—	(3,234)	—	(3,234)
Net income (loss)	—	—	—	—	—	(33,681)	—	(33,681)	9,460	(24,221)
Foreign currency translation	—	—	—	—	—	—	(27,259)	(27,259)	—	(27,259)
Pension liability adjustments, net of tax	—	—	—	—	—	—	585	585	—	585
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(2,279)	(2,279)	—	(2,279)
Exercise of stock options	84,427	—	203	—	—	—	—	203	—	203
Vesting of restricted stock units and performance share units	13,293,810	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,879,656	—	5,283	—	—	—	—	5,283	—	5,283
Tax withholdings related to net share settlements of stock-based compensation awards	(5,367,465)	—	(20,770)	—	—	—	—	(20,770)	—	(20,770)
Stock-based compensation on equity-classified awards	—	—	63,696	—	—	—	—	63,696	—	63,696
Purchases of treasury stock	—	—	—	(16,906,334)	(60,026)	—	—	(60,026)	—	(60,026)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(8,974)	(8,974)
Balance at September 30, 2017	746,422,199	$75	$2,161,139	(188,602,242)	$(867,450)	$(1,135,925)	$29,099	$186,938	$1,128	$188,066

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income (loss)	$(24,221)	$(133,119)
Less: Income (loss) from discontinued operations, net of tax	(1,751)	(6,365)
Income (loss) from continuing operations	(22,470)	(126,754)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	86,355	87,585
Amortization of acquired intangible assets	17,622	13,643
Stock-based compensation	60,318	92,360
Restructuring-related long-lived asset impairments	—	45
Gains on business dispositions	—	(11,399)
Gain on sale of intangible assets	(17,149)	—
Gain on sale of investment	(7,624)	—
Deferred income taxes	845	(6,468)
(Gain) loss, net from changes in fair value of contingent consideration	48	4,130
(Gain) loss from changes in fair value of investments	5,100	7,301
Amortization of debt discount on convertible senior notes	7,964	4,854
Change in assets and liabilities, net of acquisitions and dispositions:
Restricted cash	2,637	(332)
Accounts receivable	787	(2,460)
Prepaid expenses and other current assets	(3,114)	8,295
Accounts payable	(5,616)	(2,610)
Accrued merchant and supplier payables	(197,836)	(168,944)
Accrued expenses and other current liabilities	(39,396)	(48,323)
Other, net	(21,538)	(16,588)
Net cash provided by (used in) operating activities from continuing operations	(133,067)	(165,665)
Net cash provided by (used in) operating activities from discontinued operations	(2,195)	(5,892)
Net cash provided by (used in) operating activities	(135,262)	(171,557)
Investing activities
Purchases of property and equipment and capitalized software	(43,716)	(49,033)
Cash derecognized upon dispositions of subsidiaries	—	(1,128)
Proceeds from sale of intangible assets	18,333	—
Proceeds from sales and maturities of investments	16,561	1,685
Acquisitions of businesses, net of acquired cash	—	(940)
Acquisitions of intangible assets and other investing activities	(750)	(2,121)
Net cash provided by (used in) investing activities from continuing operations	(9,572)	(51,537)
Net cash provided by (used in) investing activities from discontinued operations	(9,548)	(182)
Net cash provided by (used in) investing activities	(19,120)	(51,719)
Financing activities
Proceeds from issuance of convertible senior notes	—	250,000
Issuance costs for convertible senior notes and revolving credit agreement	—	(8,097)
Purchase of convertible note hedges	—	(59,163)
Proceeds from issuance of warrants	—	35,495
Payments for purchases of treasury stock	(61,233)	(115,619)
Taxes paid related to net share settlements of stock-based compensation awards	(23,340)	(23,327)
Proceeds from stock option exercises and employee stock purchase plan	5,486	4,976
Distributions to noncontrolling interest holders	(8,974)	(9,151)
Payment of contingent consideration related to acquisitions	(7,790)	(285)
Payments of capital lease obligations	(25,298)	(21,961)
Other financing activities	(473)	—
Net cash provided by (used in) financing activities	(121,622)	52,868
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets of discontinued operations	22,818	6,793
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets of discontinued operations	(253,186)	(163,615)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	(28,866)	(1,388)
Net increase (decrease) in cash and cash equivalents	(224,320)	(162,227)
Cash and cash equivalents, beginning of period	862,977	824,307
Cash and cash equivalents, end of period	$638,657	$662,080

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	$17,892	$17,556
Leasehold improvements funded by lessor	402	4,990
Liability for purchases of treasury stock	—	1,041
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	396	2,250
Cost method and available-for-sale investments acquired in connection with business dispositions	2,022	11,050
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
The Company's operations are organized into two segments: North America and International. See Note 13, Segment Information.
Prior period amounts in the condensed consolidated financial statements have been adjusted to reflect discontinued operations presentation. See Note 2, Discontinued Operations and Other Business Dispositions, for additional information.

Unaudited Interim Financial Information

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2016, and its Current Report on Form 8-K, dated May 17, 2017.
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
Adoption of New Accounting Standards
The Company adopted the guidance in ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business, on July 1, 2017. This ASU provides clarification on the definition of a business and provides guidance on whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance in ASU 2017-01 was applied in determining that the sale of customer lists and other intangible assets in certain food delivery markets, as described in Note 3, Goodwill and Other Intangible Assets, did not meet the definition of a business. The adoption of ASU 2017-01 did not otherwise impact the accompanying condensed consolidated financial statements.

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
2. DISCONTINUED OPERATIONS AND OTHER BUSINESS DISPOSITIONS
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
A business disposition that represents a strategic shift and has (or will have) a major effect on an entity's operations and financial results is reported as a discontinued operation. The Company determined that the decision reached by its management and Board of Directors to exit those 11 non-core countries, which comprised a substantial majority of its operations outside of North America and EMEA, represented a strategic shift in its business. Additionally, based on its review of quantitative and qualitative factors relevant to the dispositions, the Company determined that the disposition of the businesses in those 11 countries would have a major effect on its operations and financial results. As such, the financial position and results of operations and cash flows for its operations in those 11 countries, including the gains and losses on the dispositions and related income tax effects, are presented as discontinued operations in the accompanying condensed consolidated financial statements as of December 31, 2016 and for the three months and nine months ended September 30, 2017 and 2016.
Groupon Israel

On March 21, 2017, the Company sold an 83% controlling stake in its subsidiary in Israel. The Company recognized a pretax gain on the disposition of $1.8 million, which represents the excess of (a) the sum of (i) $2.3 million in net consideration received, consisting of the $0.4 million fair value of its retained minority investment and $2.0 million that the acquirer paid into an escrow account that will be settled within 12 months of closing, less $0.1 million in transaction costs, and (ii) a $0.2 million cumulative translation gain, which was reclassified to earnings, over (b) the $0.7 million net book value upon the closing of the transaction. The amount of cash proceeds to be received in connection with this transaction may change due to final working capital adjustments. See Note 4, Investments, for additional information about this transaction.

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

Groupon Latin America

On February 16, 2017 and March 9, 2017, the Company sold its subsidiaries in Argentina, Chile, Colombia, Peru, Mexico, and Brazil in two transactions with the same counterparty. The Company recognized a net pretax loss on the dispositions of $2.9 million, which represents the excess of (a) the sum of (i) a $2.1 million unfavorable contract liability for transition services, (ii) a $5.4 million indemnification liability and (iii) the $13.6 million net book value upon closing of the transactions, over (b) the sum of (i) a $15.7 million cumulative translation gain, which was reclassified to earnings, and (ii) $2.5 million in net consideration received, consisting of $3.2 million in net cash proceeds, less $0.7 million in transaction costs. The amount of net cash proceeds received in connection with these transactions may change due to final working capital adjustments.

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

Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (1) (2)	2016	2017 (1) (2)	2016
Third-party and other revenue	$—	$26,027	$12,602	$74,519
Direct revenue	—	7,886	2,962	25,200
Third-party and other cost of revenue	—	(5,582)	(2,557)	(16,994)
Direct cost of revenue	—	(7,482)	(3,098)	(24,439)
Marketing expense	—	(3,110)	(1,239)	(8,393)
Selling, general and administrative expense	(500)	(19,288)	(11,784)	(55,729)
Restructuring	—	(296)	(778)	(1,610)
Other income, net	—	889	3,852	2,249
Income (loss) from discontinued operations before loss on dispositions and provision for income taxes	(500)	(956)	(40)	(5,197)
Loss on dispositions	(362)	—	(1,630)	—
Provision for income taxes	—	(389)	(81)	(1,168)
Income (loss) from discontinued operations, net of tax	$(862)	$(1,345)	$(1,751)	$(6,365)

(1)
The income (loss) from discontinued operations before loss on dispositions and provision for income taxes for the three and nine months ended September 30, 2017 includes the results of each business through its respective disposition date.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(2)
Selling, general and administrative expense from discontinued operations for the three and nine months ended September 30, 2017 includes increases to contingent liabilities under indemnification agreements. See Note 7, Commitments and Contingencies, for information about indemnification obligations related to discontinued operations.

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
Other Business Dispositions
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

Groupon Indonesia

On August 5, 2016, the Company sold its subsidiary in Indonesia ("Groupon Indonesia") in exchange for a minority investment in the acquirer. The Company recognized a pretax gain on the disposition of $2.1 million, which represents the excess of $2.4 million in net consideration received, consisting of the $2.7 million fair value of the investment acquired, less $0.3 million in transaction costs, over the sum of (i) the $0.1 million net book value of Groupon Indonesia upon closing of the transaction and (ii) its $0.2 million cumulative translation loss, which was reclassified to earnings. The Company did not receive any cash proceeds in connection with the transaction.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the nine months ended September 30, 2017 (in thousands):

	North America	EMEA	Rest of World	International	Consolidated
Balance as of December 31, 2016	$178,685	$89,747	$6,119	$—	$274,551
Foreign currency translation	—	—	—	10,885	10,885
Reallocation to new segment	—	(89,747)	(6,119)	95,866	—
Balance as of September 30, 2017	$178,685	$—	$—	$106,751	$285,436
As discussed in Note 13, Segment Information, the Company updated its segments in the first quarter of 2017 to report two segments: North America and International. As a result of the change in segments, the Company combined its Northern EMEA, Southern EMEA and Central EMEA reporting units into a single EMEA reporting unit, which is one level below the International segment. As a result of the change in reporting units, the Company performed a qualitative assessment of potential goodwill impairment for the new EMEA reporting unit and performed separate qualitative assessments of potential goodwill impairment for the Northern EMEA, Southern EMEA and Central EMEA previous reporting units immediately prior to the change. The Company also performed a qualitative assessment of potential goodwill impairment for the remainder of its Asia Pacific reporting unit following the dispositions of businesses in that reporting unit during the first quarter of 2017. Based on those assessments, which considered current market conditions, recent business performance and the amounts by which fair values exceeded carrying values in quantitative impairment tests performed as of October 1, 2016, the Company determined that the likelihood of a goodwill impairment did not reach the more-likely-than not threshold specified in U.S. GAAP for any of the reporting units that were evaluated.  Accordingly, the Company concluded that goodwill related to those reporting units was not impaired and further quantitative testing was not required to be performed.  In addition, the Company sold all of the operations of its Latin America reporting unit in the first quarter of 2017 and the goodwill of that reporting unit was included in the net book value that was derecognized. See Note 2, Discontinued Operations and Other Dispositions, for information about the dispositions of operations in Asia and Latin America.

The following table summarizes the Company's intangible assets (in thousands):

	September 30, 2017			December 31, 2016
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$56,276	$44,528	$11,748	$59,340	$40,002	$19,338
Merchant relationships	11,511	9,474	2,037	12,015	8,475	3,540
Trade names	11,999	9,779	2,220	11,534	8,004	3,530
Developed technology	36,759	34,499	2,260	38,388	30,197	8,191
Patents	18,522	14,877	3,645	17,259	14,020	3,239
Other intangible assets	10,812	8,694	2,118	14,044	8,967	5,077
Total	$145,879	$121,851	$24,028	$152,580	$109,665	$42,915

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets from continuing operations was $6.0 million and $4.4 million for the three months ended September 30, 2017 and 2016, respectively, and $17.6 million and $13.6 million for the nine months ended September 30, 2017 and 2016, respectively. There was no amortization expense related to intangible assets from discontinued operations for the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2017	$5,338
2018	10,585
2019	6,555
2020	1,045
2021	406
Thereafter	99
Total	$24,028
Sale of Intangible Assets

On September 15, 2017, the Company sold customer lists and other intangible assets in certain food delivery markets to a subsidiary of Grubhub Inc. ("Grubhub"). The Company recognized a pretax gain on the sale of assets of $17.1 million, which represents the excess of the $19.8 million in net proceeds received, consisting of $18.5 million received in cash and $1.5 million that the acquirer paid into an escrow account that will be settled within 12 months of closing, less $0.2 million in transaction costs, over the $2.7 million net book value of the assets upon closing of the transaction. See Note 9, Restructuring, for additional information.

4. INVESTMENTS
The following table summarizes the Company's investments (dollars in thousands):

	September 30, 2017	Percent Ownership of Voting Stock			December 31, 2016	Percent Ownership of Voting Stock
Available-for-sale securities:
Convertible debt securities	$11,232				$10,038
Redeemable preferred shares	15,552	19%	to	25%	17,444	19%	to	25%
Total available-for-sale securities	26,784				27,482
Cost method investments	25,236	1%	to	19%	31,816	1%	to	19%
Fair value option investments	77,484	10%	to	24%	82,584	41%
Total investments	$129,504				$141,882

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company's available-for-sale securities as of September 30, 2017 and December 31, 2016, respectively (in thousands):

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value
Available-for-sale securities:
Convertible debt securities	$10,009	$1,333	$(110)	$11,232	$8,453	$1,691	$(106)	$10,038
Redeemable preferred shares	18,375	—	(2,823)	15,552	18,375	—	(931)	17,444
Total available-for-sale securities	$28,384	$1,333	$(2,933)	$26,784	$26,828	$1,691	$(1,037)	$27,482

(1)	As of September 30, 2017, one security in an unrealized loss position of $2.8 million has been in an unrealized loss position for greater than 12 months.

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
To determine the fair value of the Company’s investment in Monster LP each period, the first step was to estimate the fair value of Monster LP in its entirety. The Company primarily used the discounted cash flow method, which is an income approach, to estimate the fair value of Monster LP. The key inputs to determining fair value under that approach are cash flow forecasts and discount rates. As of September 30, 2017 and December 31, 2016, the Company applied a discount rate of 22% in its discounted cash flow valuation of Monster LP. The Company also used a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of Monster LP as of September 30, 2017 and December 31, 2016. The discounted cash flow and market multiple valuations were then evaluated and weighted to determine the amount that is most representative of the fair value of the investee. Once the Company determined the fair value of Monster LP, it then determined the

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

fair value of its specific investment in that entity. Monster LP has a complex capital structure, so the Company applied an option-pricing model that considers the liquidation preferences of the investee’s respective classes of ownership interests to determine the fair value of the Company’s investment in the entity.

Based on the above procedures, the Company determined that the fair value of its investment in Monster LP was $77.2 million and $78.7 million, respectively, as of September 30, 2017 and December 31, 2016. The Company recognized a loss of $3.8 million and a gain of $2.3 million for the three months ended September 30, 2017 and 2016, respectively, and a loss of $1.5 million and a gain of $0.9 million for the nine months ended September 30, 2017 and 2016, respectively, from changes in the fair value of its investment.

GroupMax

To determine the fair value of the Company’s investment in GroupMax each period, the Company applies the same methodology as described above for Monster LP. The Company determined that the fair value of its investment in GroupMax was $0.3 million and $3.9 million, respectively, as of September 30, 2017 and December 31, 2016. The Company recognized losses of $0.2 million and $3.9 million for the three months ended September 30, 2017 and 2016, respectively, and losses of $3.6 million and $8.2 million for the nine months ended September 30, 2017 and 2016, respectively, from changes in the fair value of its investment.

Other Investments
In July 2017, the Company sold a cost method investment for total consideration of $16.0 million, consisting of $14.7 million received in cash and $1.3 million that the acquirer paid into an escrow account that will be settled within 18 months of closing. The Company recognized a pretax gain on the disposition of $7.6 million, which is classified within "Other income (expense), net" on the consolidated statement of operations.

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

5. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other income (expense), net for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$894	$549	$2,155	$1,258
Interest expense	(5,156)	(5,882)	(15,423)	(11,956)
Gains (losses), net on changes in fair value of investments	(3,955)	(1,594)	(5,100)	(7,301)
Gain on sale of investment	7,624	—	7,624	—
Foreign currency gains (losses), net (1)	8,186	(504)	19,063	3,503
Other	(47)	(486)	503	(2,056)
Other income (expense), net	$7,546	$(7,917)	$8,822	$(16,552)

(1)
Foreign currency gains (losses), net includes a $0.2 million cumulative translation gain for the nine months ended September 30, 2016 that was reclassified to earnings as a result of the Company's exit from certain countries as part of its restructuring plan. Refer to Note 9, Restructuring, for additional information.

The following table summarizes the Company's prepaid expenses and other current assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Finished goods inventories	$25,205	$31,042
Prepaid expenses	44,936	34,132
Income taxes receivable	12,933	11,495
Value-added tax receivable	8,037	5,965
Other	8,744	11,807
Total prepaid expenses and other current assets	$99,855	$94,441
The following table summarizes the Company's accrued merchant and supplier payables as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Accrued merchant payables	$421,334	$428,187
Accrued supplier payables (1)	176,917	342,805
Total accrued merchant and supplier payables	$598,251	$770,992

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes the Company's accrued expenses and other current liabilities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Refunds reserve	$25,469	$33,104
Compensation and benefits	58,803	55,590
Customer credits	39,540	42,003
Restructuring-related liabilities	9,844	16,395
Income taxes payable	13,050	10,847
Deferred revenue	30,685	35,890
Current portion of capital lease obligations	25,294	28,889
Other	121,868	143,738
Total accrued expenses and other current liabilities	$324,553	$366,456

The following table summarizes the Company's other non-current liabilities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Long-term tax liabilities	$47,995	$41,611
Capital lease obligations	17,062	19,719
Other	37,329	38,298
Total other non-current liabilities	$102,386	$99,628
The following table summarizes the components of accumulated other comprehensive income (loss) as of September 30, 2017 and December 31, 2016 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Pension adjustments	Total
Balance as of December 31, 2016	$58,249	$388	$(585)	$58,052
Other comprehensive income (loss) before reclassification adjustments	(12,354)	(938)	—	(13,292)
Reclassification adjustments included in net income (loss)	(14,905)	(1,341)	585	(15,661)
Other comprehensive income (loss)	(27,259)	(2,279)	585	(28,953)
Balance as of September 30, 2017	$30,990	$(1,891)	$—	$29,099
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The carrying amount of the Notes consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(63,041)	(71,005)
Net carrying amount of liability component	$186,959	$178,995

Net carrying amount of equity component	$67,014	$67,014
The estimated fair value of the Notes was $289.1 million and $237.4 million as of September 30, 2017 and December 31, 2016, respectively, and was determined using a lattice model. The Company classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as its stock price volatility over the term of the Notes and its cost of debt.
As of September 30, 2017, the remaining term of the Notes is approximately 4 years, 6 months. During the three and nine months ended September 30, 2017 and 2016, the Company recognized interest cost on the Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest cost based on 3.25% of the principal amount per annum	$2,032	$2,032	$6,096	$4,063
Amortization of debt discount	2,722	2,458	7,964	4,854
Total interest cost	$4,754	$4,490	$14,060	$8,917

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The amounts paid and received for the convertible note hedges and warrants have been recorded in additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2017. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
Under the if-converted method, the shares of common stock underlying the conversion option in the Notes are included in the diluted earnings per share denominator and the interest expense on the Notes, net of tax, is added to the numerator. However, upon conversion, there will be no economic dilution from the Notes, as exercise of the convertible note hedges eliminates any dilution from the Notes that would have otherwise occurred when the price of the Company’s common stock exceeds the conversion price. Taken together, the purchase of the convertible note hedges and sale of warrants are intended to offset any actual dilution from the conversion of these Notes and to effectively increase the overall conversion price from $5.40 to $8.50 per share. Based on the closing price of the Company's common stock of $5.20 on September 30, 2017, the if-converted value of the Notes was less than the principal amount.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of September 30, 2017 and December 31, 2016, the Company had no borrowings under the Amended and Restated Credit Agreement. As of September 30, 2017 and December 31, 2016, the Company had outstanding letters of credit of $16.5 million and $11.1 million, respectively, under the Amended and Restated Credit Agreement.
7. COMMITMENTS AND CONTINGENCIES
The Company's commitments as of September 30, 2017 did not materially change from the amounts set forth in the Company's 2016 Annual Report on Form 10-K.
Legal Matters and Other Contingencies
From time to time, the Company is party to various legal proceedings incident to the operation of its business. For example, the Company currently is involved in proceedings brought by former employees and merchants, intellectual property infringement suits, customer lawsuits, and consumer class actions and suits alleging, among other things, violations of state consumer protection or privacy laws. The following is a brief description of significant legal proceedings.
On March 2, 2016, International Business Machines Corporation ("IBM") filed a complaint in the United States District Court for the District of Delaware against the Company.  In the complaint, IBM alleges that the Company has infringed and continues to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. On December 13, 2016, the Company filed a motion to invalidate two of IBM’s patents relating to the presentation of applications and advertising on the grounds that such patents are patent-ineligible. The court held a hearing on the motion on June 5, 2017, but has not yet ruled on the motion. The court issued an order construing disputed terms in the patent claims on August 3, 2017. On March 24, 2017, the Company filed a petition for inter partes review with the United States Patent and Trademark Office seeking to invalidate IBM’s asserted patent related to single sign-on processes. IBM filed its preliminary response on July 6, 2017. The Patent Trial and Appeal Board denied the Company’s petition for review on October 2, 2017. On May 9, 2016, the Company filed a complaint in the United States District Court for the Northern District of Illinois against IBM.  The Company alleges that IBM has infringed and continues to willfully infringe one of the Company’s patents relating to location-based services. On December 20, 2016, IBM filed a motion to dismiss this case, and the court denied that motion. The Company intends to seek damages and injunctive relief for IBM’s infringement of this patent. The court held a Markman hearing on April 3, 2017, but has not yet construed the claims. On May 18, 2017, IBM filed two petitions for inter partes review with the United States Patent and Trademark Office seeking to invalidate the Company’s patent relating to location-based services. The Company filed its preliminary response on September 6, 2017. The Company plans to vigorously defend against the claims filed by IBM and the challenges to the Company’s patent.

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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Indemnifications
         In connection with the dispositions of the Company's operations in Latin America (see Note 2, Discontinued Operations and Other Business Dispositions), the Company agreed to indemnify the buyer for certain tax and other matters. The indemnification liabilities were recorded at their fair value, estimated to be $5.4 million using a probability-weighted expected cash flow approach, upon closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations. The Company estimates that the total amount of obligations that are reasonably possible of arising under the indemnifications is $25.0 million.

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

8. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
The Company's Board of Directors (the "Board") has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of its common stock. As of September 30, 2017 and December 31, 2016, there were no shares of preferred stock outstanding.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Share Repurchase Program

The Board has authorized the Company to repurchase up to $700.0 million of its common stock through April 2018 under its current share repurchase program. During the three and nine months ended September 30, 2017, the Company purchased 2,384,200 and 16,906,334 shares, respectively, for an aggregate purchase price of $9.2 million and $60.0 million (including fees and commissions) under that repurchase program. As of September 30, 2017, up to $135.2 million of common stock remained available for purchase under that program. The timing and amount of share repurchases, if any, are determined based on market conditions, limitations under the Amended and Restated Credit Agreement, share price and other factors, and the program may be terminated at any time.

Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board, which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of September 30, 2017, 70,056,534 shares of common stock were available for future issuance under the Plans.
The Company recognized stock-based compensation expense from continuing operations of $19.2 million and $25.8 million for the three months ended September 30, 2017 and 2016, respectively, and $60.3 million and $92.4 million for the nine months ended September 30, 2017 and 2016, respectively, related to stock awards issued under the Plans and acquisition-related awards. The Company recognized stock-based compensation expense from discontinued operations of $0.7 million for the three months ended September 30, 2016 and $0.2 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively. The Company also capitalized $1.4 million and $2.3 million of stock-based compensation for the three months ended September 30, 2017 and 2016, respectively, and $4.7 million and $7.3 million of stock-based compensation for the nine months ended September 30, 2017 and 2016, respectively, in connection with internally-developed software.
As of September 30, 2017, a total of $90.8 million of unrecognized compensation costs related to unvested employee stock awards and unvested acquisition-related awards are expected to be recognized over a remaining weighted-average period of 1.01 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the nine months ended September 30, 2017 and 2016, 1,879,656 and 1,669,782 shares of common stock were issued under the ESPP, respectively.
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years. Restricted stock units are amortized on a straight-line basis over the requisite service period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes activity regarding unvested restricted stock units granted under the Plans for the nine months ended September 30, 2017:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2016	25,407,846	$5.18
Granted	19,259,454	$3.75
Vested	(12,790,075)	$5.19
Forfeited	(6,243,880)	$4.75
Unvested at September 30, 2017	25,633,345	$4.21
Performance Share Units
During the nine months ended September 30, 2017, 503,735 shares of the Company's common stock were issued upon vesting of performance share units granted in the previous year upon the Board's certification of the Company's financial and operational metrics for the year ended December 31, 2016. The weighted average grant date fair value of those shares was $3.78 per share.
During the nine months ended September 30, 2017, the Company granted additional performance share units to certain key employees. The vesting of those awards into shares of the Company's common stock is contingent upon the achievement of specified financial and operational targets for the year ending December 31, 2017 and is subject to both continued employment through the performance period and certification by the Board that the specified financial and operational targets have been achieved. The maximum number of common shares issuable upon vesting of those performance share units is 2,267,562 shares, the grant date fair value was $3.78 per share and the total grant date fair value of the shares for which the performance conditions are expected to be met was $2.4 million.
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
The table below summarizes the stock option activity for the nine months ended September 30, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding and exercisable at December 31, 2016	991,172	$0.77	2.83	$2,527
Exercised	(84,427)	2.40
Forfeited	(2,789)	1.99
Outstanding and exercisable at September 30, 2017	903,956	$0.63	2.02	$4,131

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of September 30, 2017 and December 31, 2016, respectively.

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

During the third quarter of 2017, the Company reached a decision to cease most of its food delivery operations and it entered into a long-term commercial agreement with a subsidiary of Grubhub that will allow the Company to provide customers with the ability to order food delivery through the Company’s websites and mobile applications in the United States from Grubhub’s network of restaurant merchants. Additionally, the Company entered into an agreement to sell customer lists and other intangible assets in certain food delivery markets to Grubhub. See Note 3, Goodwill and Other Intangible Assets, for additional information. For the quarter ended September 30, 2017, the Company’s restructuring costs associated with ceasing those food delivery operations were $2.6 million, primarily relating to employee severance.

From the inception of its restructuring plan in September 2015 through September 30, 2017, the Company has incurred cumulative costs for employee severance and benefits and other exit costs of $80.2 million under the plan. In addition to those costs, the Company has incurred cumulative long-lived asset impairment charges of $7.5 million resulting from its restructuring activities. The actions under the Company's restructuring plan are substantially complete as of September 30, 2017.

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the three months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$3,662	$—	$3,309	$6,971
International	4,296	—	236	4,532
Consolidated	$7,958	$—	$3,545	$11,503

(1)
The employee severance and benefit costs for the three months ended September 30, 2017 relates to the termination of approximately 400 employees. Substantially all of the remaining cash payments for those costs are expected to be disbursed through April 30, 2018.

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the nine months ended September 30, 2017 (in thousands):

	Nine Months Ended September 30, 2017
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$8,127	$—	$3,774	$11,901
International	4,905	—	2,012	6,917
Consolidated	$13,032	$—	$5,786	$18,818

(1)
The employee severance and benefit costs for the nine months ended September 30, 2017 relates to the termination of approximately 750 employees. Substantially all of the remaining cash payments for those costs are expected to be disbursed through April 30, 2018.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the three months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$274	$—	$695	$969
International	(96)	—	290	194
Consolidated	$178	$—	$985	$1,163

(1)	The employee severance and benefit costs for the three months ended September 30, 2016 related to the termination of approximately 150 employees.
The following table summarizes the costs incurred by segment related to the Company’s restructuring plan for the nine months ended September 30, 2016 (in thousands):

	Nine Months Ended September 30, 2016
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$6,487	$45	$2,862	$9,394
International	18,069	—	915	18,984
Consolidated	$24,556	$45	$3,777	$28,378

(1)	The employee severance and benefit costs for the nine months ended September 30, 2016 related to the termination of approximately 700 employees.
The following table summarizes the restructuring liability activity for each period (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of June 30, 2015	$—	$—	$—
Charges payable in cash	18,310	2,940	21,250
Cash payments	(8,862)	(746)	(9,608)
Foreign currency translation	(576)	3	(573)
Balance as of December 31, 2015	$8,872	$2,197	$11,069
Charges payable in cash (1)	29,416	6,063	35,479
Cash payments	(23,729)	(5,988)	(29,717)
Foreign currency translation	(424)	(12)	(436)
Balance as of December 31, 2016	$14,135	$2,260	$16,395
Charges payable in cash (1)	12,241	5,786	18,027
Cash payments	(20,463)	(4,759)	(25,222)
Foreign currency translation	616	28	644
Balance as of September 30, 2017	$6,529	$3,315	$9,844

(1)
Excludes stock-based compensation of $0.8 million for the nine months ended September 30, 2017 and $4.6 million for the year ended December 31, 2016 related to accelerated vesting of stock-based compensation awards for certain employees terminated as a result of the Company's restructuring activities.

10. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

For the three months ended September 30, 2017, the Company recorded income tax expense from continuing operations of $2.5 million on pretax income from continuing operations of $6.3 million. For the three months ended September 30, 2016, the Company recorded income tax expense from continuing operations of $1.7 million on a pretax loss from continuing operations of $32.8 million. For the nine months ended September 30, 2017, the Company recorded income tax expense from continuing operations of $11.0 million on a pretax loss from continuing operations of $11.5 million. For the nine months ended September 30, 2016, the Company recorded income tax expense from continuing operations of $0.5 million on a pretax loss from continuing operations of $126.3 million.
The Company's U.S. statutory rate is 35%. The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2017 and 2016 was the pretax losses incurred by the Company's operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States.
The Company is currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of those audits. As of September 30, 2017, the Company believes that it is reasonably possible that reductions of up to $36.1 million in unrecognized tax benefits may occur within the next 12 months upon closing of income tax audits or the expiration of applicable statutes of limitations.

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

Contingent consideration - The Company had contingent obligations to transfer cash to the former owners of acquired businesses if specified financial results were met over future reporting periods (i.e., earn-outs). Liabilities for contingent consideration were measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value are recorded in earnings within "Acquisition-related expense    (benefit), net" on the condensed consolidated statements of operations.

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
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$152,631	$152,631	$—	$—
Fair value option investments	77,484	—	—	77,484
Available-for-sale securities:
Convertible debt securities	11,232	—	—	11,232
Redeemable preferred shares	15,552	—	—	15,552

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$202,241	$202,241	$—	$—
Fair value option investments	82,584	—	—	82,584
Available-for-sale securities:
Convertible debt securities	10,038	—	—	10,038
Redeemable preferred shares	17,444	—	—	17,444

Liabilities:
Contingent consideration	14,588	—	—	14,588

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Assets
Fair value option investments:
Beginning Balance	$81,439	$125,018	$82,584	$130,725
Total gains (losses) included in earnings	(3,955)	(1,594)	(5,100)	(7,301)
Ending Balance	$77,484	$123,424	$77,484	$123,424
Unrealized gains (losses) still held (1)	$(3,955)	$(1,594)	$(5,100)	$(7,301)
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$10,868	$10,573	$10,038	$10,116
Acquisition of convertible debt security	—	—	1,612	—
Proceeds at sale or maturity of convertible debt security	—	(1,685)	(1,843)	(1,685)
Total gains (losses) included in other comprehensive income (loss)	146	566	(387)	786
Total gains (losses) included in earnings (2)	218	477	1,812	714
Ending Balance	$11,232	$9,931	$11,232	$9,931
Unrealized gains (losses) still held (1)	$364	$1,043	$1,180	$1,500
Redeemable preferred shares:
Beginning Balance	$15,923	$22,343	$17,444	$22,834
Total gains (losses) included in other comprehensive income (loss)	(371)	(592)	(1,892)	(1,083)
Transfer to cost method investment classification upon elimination of redemption feature	—	(4,574)	—	(4,574)
Ending Balance	$15,552	$17,177	$15,552	$17,177
Unrealized (losses) gains still held (1)	$(371)	$(592)	$(1,892)	$(1,083)

Liabilities
Contingent Consideration:
Beginning Balance	$—	$14,788	$14,588	$10,781
Settlements of contingent consideration liabilities	—	—	(7,858)	—
Reclassification to non-fair value liabilities when no longer contingent	—	—	(6,778)	(285)
Total losses (gains) included in earnings (3)	—	(162)	48	4,130
Ending Balance	$—	$14,626	$—	$14,626
Unrealized losses (gains) still held (1)	$—	$(162)	$—	$4,004

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the three and nine months ended September 30, 2017 and 2016.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amounts and fair values of financial instruments that are not carried at fair value in the condensed consolidated financial statements (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$25,236	$32,044	$31,816	$35,369
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
The Company's other financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of September 30, 2017 and December 31, 2016 due to their short-term nature.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2017 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$3,802	$(22,470)
Less: Net income (loss) attributable to noncontrolling interests	2,881	9,460
Net income (loss) attributable to common stockholders - continuing operations	$921	$(31,930)
Net income (loss) attributable to common stockholders - discontinued operations	(862)	(1,751)
Net income (loss) attributable to common stockholders	$59	$(33,681)
Denominator
Shares used in computation of basic net income (loss) per share	557,221,040	559,726,154
Weighted-average effect of dilutive securities	9,448,009	—
Shares used in computation of diluted net income (loss) per share	566,669,049	559,726,154
Basic and diluted net income (loss) per share (1):
Continuing operations	$0.00	$(0.06)
Discontinued operations	(0.00)	(0.00)
Basic and diluted net income (loss) per share	$0.00	$(0.06)

(1)
The potentially dilutive impact of the warrants and the convertible senior notes has been excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2017 as the effect on net income (loss) per share from continuing operations was antidilutive. The potentially dilutive impact of equity awards has also been excluded from the calculation of diluted net income (loss) per share for the nine months ended September 30, 2017 as the effect on net income (loss) per share from continuing operations was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2016 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator
Allocation of net income (loss) - continuing operations	$(34,303)	$(144)	$(126,228)	$(526)
Less: Allocation of net income (loss) attributable to noncontrolling interests	2,175	9	8,843	37
Allocation of net income (loss) attributable to common stockholders - continuing operations	$(36,478)	$(153)	$(135,071)	$(563)
Allocation of net income (loss) attributable to common stockholders - discontinued operations	(1,340)	(5)	(6,339)	(26)
Allocation of net income (loss) attributable to common stockholders	$(37,818)	$(158)	$(141,410)	$(589)
Denominator			—	—
Shares used in computation of basic and diluted net income (loss) per share	572,816,215	2,399,976	575,890,315	2,399,976
Basic and diluted net income (loss) per share (1):
Continuing operations	$(0.06)	$(0.06)	$(0.23)	$(0.23)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Basic and diluted net income (loss) per share	$(0.07)	$(0.07)	$(0.25)	$(0.25)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(1)
The potentially dilutive impacts of a conversion of Class B to Class A shares, outstanding equity awards, warrants and convertible senior notes have been excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2016 as their effect on net income (loss) per share from continuing operations was antidilutive.

The following weighted-average outstanding potentially-dilutive securities are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	16,000	1,085,188	1,038,123	1,263,796
Restricted stock units	7,220,418	31,375,699	27,801,509	35,119,921
Restricted stock	—	1,219,018	1,042,862	1,377,116
ESPP shares	—	1,079,839	1,141,401	1,237,057
Performance share units	—	—	183,174	—
Convertible senior notes	46,296,300	46,296,300	46,296,300	30,185,866
Warrants	46,296,300	46,296,300	46,296,300	24,250,443
Total	99,829,018	127,352,344	123,799,669	93,434,199
The Company had outstanding performance share units as of September 30, 2017 and 2016 that were eligible to vest into shares of common stock subject to the achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There are 1,876,785 and 778,092 performance share units for the three months ended September 30, 2017 and 2016, respectively, and 1,179,984 and 525,861 performance share units for the nine months ended September 30, 2017 and 2016, respectively, that were excluded from the table above as the performance conditions were not satisfied as of the end of the respective periods.
13. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by the Company's chief operating decision maker to assess performance and make resource allocation decisions. The Company previously organized its operations into three operating segments: North America, EMEA and Rest of World. As a result of the dispositions discussed in Note 2, Discontinued Operations and Other Business Dispositions, which represented a substantial majority of the Company's international operations outside of EMEA and resulted in changes to the Company's internal reporting and leadership structure, the Company updated its segments in the first quarter of 2017 to report two operating segments: North America and International. The Company's operating segments continue to be the same as its reportable segments. In addition, the Company has changed its measure of segment profitability in the first quarter of 2017. Historically, segment operating results reflected operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net. In connection with the internal reporting changes in the first quarter of 2017, the measure of segment profitability has been changed to operating income (loss), unadjusted. Prior period segment information has been retrospectively adjusted to reflect those changes.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes revenue by reportable segment for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
North America
Local - Third-party and other	$194,090	$176,223	$602,169	$552,515
Goods:
Third-party	4,323	1,964	10,139	6,318
Direct	197,501	283,855	666,093	878,629
Travel - Third-party	18,300	21,239	61,082	63,554
Total North America revenue (1)	$414,214	$483,281	$1,339,483	$1,501,016

International
Local - Third-party and other	$71,574	$64,282	$201,257	$201,145
Goods:
Third-party	4,370	6,577	13,638	26,867
Direct	134,507	118,891	384,734	342,107
Travel - Third-party	9,801	13,524	31,599	37,615
Total International revenue (1)	$220,252	$203,274	$631,228	$607,734

(1)
North America includes revenue from the United States of $410.5 million and $476.3 million for the three months ended September 30, 2017 and 2016, respectively, and $1,317.9 million and $1,477.7 million for the nine months ended September 30, 2017 and 2016, respectively. International includes revenue from the United Kingdom of $82.2 million and $73.5 million for the three months ended September 30, 2017 and 2016, respectively, and $222.1 million and $225.9 million for the nine months ended September 30, 2017 and 2016, respectively. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and nine months ended September 30, 2017 and 2016. In prior periods, revenue was attributed to individual countries based on the domicile of the legal entities within the Company's consolidated group that undertook those transactions. Beginning in the second quarter of 2017, the Company updated its attribution of revenue by country in the current period to be based on the location of the customer. Prior period revenue amounts by country have been retrospectively adjusted to reflect that change in attribution.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes gross profit by reportable segment for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
North America
Local - Third-party and other	$162,914	$152,873	$511,865	$475,703
Goods:
Third-party	3,205	1,509	7,719	5,201
Direct	27,729	30,022	96,141	104,571
Travel - Third-party	14,060	17,257	46,980	49,303
Total North America gross profit	$207,908	$201,661	$662,705	$634,778

International
Local - Third-party and other	$67,860	$59,257	$189,357	$186,448
Goods:
Third-party	3,639	5,698	11,800	23,249
Direct	21,096	14,274	54,127	50,168
Travel - Third-party	8,922	12,378	28,954	34,104
Total International gross profit	$101,517	$91,607	$284,238	$293,969
The following table summarizes operating income by reportable segment for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income (loss) (1) (2) (3):
North America	$(6,995)	$(24,470)	$(33,811)	$(97,688)
International	5,782	(370)	13,520	(12,053)
Total operating income (loss)	$(1,213)	$(24,840)	$(20,291)	$(109,741)

(1)
Includes stock-based compensation of $16.9 million and $24.8 million for North America and $1.4 million and $0.7 million for International for the three months ended September 30, 2017 and 2016, respectively, and $55.2 million and $81.2 million for North America and $4.1 million and $5.8 million for International for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Includes acquisition-related (benefit) expense, net of $4.3 million for North America for the nine months ended September 30, 2016.

(3)
Includes restructuring charges of $7.0 million (which includes $0.8 million of stock-based compensation) and $1.0 million for North America and $4.5 million and $0.2 million for International for the three months ended September 30, 2017 and 2016, respectively, and $11.9 million (which includes $0.8 million of stock-based compensation) and $9.4 million (which includes $2.6 million of stock-based compensation) for North America and $6.9 million and $19.0 million (which includes $2.1 million of stock-based compensation) for International for the nine months ended September 30, 2017 and 2016, respectively.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's total assets by reportable segment as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
North America (1)	$877,353	$1,122,261
International (1)	550,743	563,864
Assets of discontinued operations	—	75,252
Consolidated total assets	$1,428,096	$1,761,377

(1)
North America contains assets from the United States of $854.1 million and $1,057.6 million as of September 30, 2017 and December 31, 2016, respectively. International contains assets from Ireland of $152.6 million and $203.2 million as of September 30, 2017 and December 31, 2016, respectively. There were no other individual countries that represented more than 10% of consolidated total assets as of September 30, 2017 and December 31, 2016.

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

We offer goods and services through our online local commerce marketplaces in three primary categories: Local, Goods and Travel. During 2017, we began shifting more of the focus on our websites and mobile applications in North America to offerings in our Local category, which we believe provides us with the greatest opportunity for long-term gross profit growth. As part of our growth strategy, we have also been developing and testing a number of product enhancements during the current year that are intended to make our offerings easier to use for both customers and merchants, including voucherless offerings that are linked to customer credit cards.

Our revenue from transactions in which we act as a third-party marketing agent is the purchase price paid by the customer, generally for a Groupon voucher (a "Groupon"), less the purchase price paid to the merchant. Our direct revenue from transactions in which we sell merchandise inventory in our Goods category as the merchant of record is the purchase price paid by the customer. We generated revenue of $634.5 million during the three months ended September 30, 2017, as compared to $686.6 million during the three months ended September 30, 2016, and $1,970.7 million during the nine months ended September 30, 2017, as compared to $2,108.8 million during the nine months ended September 30, 2016.

In October 2016, we completed a strategic review of our remaining international markets in connection with our efforts to optimize our global footprint and focus on the markets that we believe to have the greatest potential to benefit our long-term financial performance. Based on that review, we decided to focus our business on 15 core countries, which are primarily based in North America and EMEA, and to pursue strategic alternatives for our operations in the remaining 11 countries, which were primarily based in Asia and Latin America. The dispositions of our operations in those 11 countries were completed between November 2016 and March 2017. A business disposition that represents a strategic shift and has (or will have) a major effect on an entity's operations and financial results is reported as a discontinued operation. We determined that the decision reached by our management and Board of Directors to exit those 11 non-core countries, which comprised a substantial majority of our operations outside of North America and EMEA, represented a strategic shift in our business. Based on our review of quantitative and qualitative factors, we also determined that the disposition of the businesses in those 11 countries would have a major effect on our operations and financial results. As such, the financial results of our operations in those countries, including gains and losses on the dispositions, are presented as discontinued operations in our condensed consolidated statements of operations. Unless otherwise stated, all financial information discussed herein represents results from continuing operations.

We previously organized our operations into three operating segments: North America, EMEA and Rest of World. As a result of the dispositions discussed above, which represented a substantial majority of our international operations outside of EMEA and resulted in changes to our internal reporting and leadership structure, we updated our segment disclosures in the first quarter of 2017 to report two operating segments: North America and International. See Note 13, Segment Information, for further information. For the three months ended September 30, 2017, we derived 65.3% of our revenue from our North America segment and 34.7% of our revenue from our International segment. For the nine months ended September 30, 2017, we derived 68.0% of our revenue from our North America segment and 32.0% of our revenue from our International segment.
In September 2015, we commenced a restructuring plan relating primarily to workforce reductions in our international operations. We have also undertaken workforce reductions in our North America segment. In addition to workforce reductions in our ongoing markets, we ceased operations in 17 countries within our International segment from September 2015 through March 2016 in connection with our restructuring actions. Those country exits, which generally comprised our smallest international markets, resulted from a series of separate decisions made at different times during that period that were not part of an overall strategic shift. See Note 9, Restructuring, for additional information about our restructuring plan. As a result of the restructuring actions that we have taken, our operating expenses have decreased significantly in recent periods on a year-over-year basis and we expect that trend to continue through 2017. The actions under our restructuring plan are substantially complete as of September 2017.
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

•
Revenue. Third-party revenue, which is earned from transactions in which we act as a marketing agent, is reported on a net basis as the purchase price received from the customer less the purchase price paid to the featured merchant. Direct revenue, which is earned from sales of merchandise inventory directly to customers through our online marketplaces, is reported on a gross basis as the purchase price received from the customer.

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

The following table presents the above financial metrics for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Gross billings	$1,341,497	$1,322,959	$4,063,706	$4,082,184
Revenue	634,466	686,555	1,970,711	2,108,750
Gross profit	309,425	293,268	946,943	928,747
Adjusted EBITDA	46,607	32,608	144,680	99,731
Free cash flow	9,606	(52,561)	(176,783)	(214,698)
The most comparable U.S. GAAP performance measure for Adjusted EBITDA is "Income (loss) from continuing operations" and the most comparable U.S. GAAP liquidity measure for Free cash flow is "Net cash provided by (used in) operating activities from continuing operations." For further information and a reconciliation to the most applicable measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the Results of Operations section. The following table provides income (loss) from continuing operations and net cash provided by (used in) operating activities from continuing operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Income (loss) from continuing operations	$3,802	$(34,447)	$(22,470)	$(126,754)
Net cash provided by (used in) operating activities from continuing operations	$23,861	$(39,879)	$(133,067)	$(165,665)
Operating Metrics

•
Active customers. We have historically defined active customers as unique user accounts that have made a purchase through one of our online marketplaces during the trailing twelve months ("TTM"). As a result of our ongoing development and testing of voucherless offerings that are linked to customer credit cards, we have updated our definition of active customers as follows: unique user accounts that have made a purchase during the TTM either through one of our online marketplaces or directly with a merchant for which we earned a commission. This change in definition did not have a significant impact on our active customer count for the TTM ended September 30, 2017. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our offerings is trending. Some customers could establish and make purchases from more than one account, so it is possible that our active customer metric may count certain customers more than once in a given period. For entities that we have acquired in a business combination, active customers include unique user accounts that have made a purchase through the acquired entity's website during the trailing twelve months, which includes customers who have made purchases prior to our acquisition of the entity.

•
Gross billings and gross profit per average active customer. These metrics represent the trailing twelve months gross billings and gross profit generated per average active customer. We use these metrics to evaluate average customer spend and resulting gross profit generation.

•
Units. This metric has historically represented the number of purchases made through our online marketplaces, before refunds and cancellations. As a result of our ongoing development and testing of voucherless offerings that are linked to customer credit cards, we have updated our definition of units as follows: purchases during the reporting period, before refunds and cancellations, made either through one of our online marketplaces or directly with a merchant for which we earned a commission. This change in definition did not have a significant impact on our unit count for the three and nine months ended September 30, 2017. We consider unit growth to be an important indicator of the total volume of business conducted through our marketplaces.

Our active customers, gross billings per average active customer and gross profit per average active customer for the trailing twelve months ended September 30, 2017 and 2016 were as follows:

	Trailing Twelve Months Ended September 30,
	2017 (1)	2016 (2)
TTM Active customers (in thousands)	49,140	45,689
TTM Gross billings per average active customer	$119.57	$127.25
TTM Gross profit per average active customer	$27.35	$28.72

(1)	TTM Active customers for the trailing twelve months ended September 30, 2017 includes approximately 0.7 million incremental active customers from the acquisition of LivingSocial, Inc.

(2)
TTM Active customers for the trailing twelve months ended September 30, 2016 has decreased from 50.8 million active customers previously reported to 45.7 million active customers due to the exclusion of the customers from our operations in 11 countries that have been presented as discontinued operations. The exclusion of those countries' gross billings and active customers increased the TTM gross billings per average active customer for the twelve months ended September 30, 2016 from $122.82 previously reported to $127.25.

Our units for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 (1)	2017	2016 (1)
Units (in thousands)	44,142	44,372	134,334	137,781

(1)
Units have been reduced from 49.3 million to 44.4 million for the three months ended September 30, 2016 and from 152.3 million to 137.8 million for the nine months ended September 30, 2016 due to the exclusion of the units from our operations in 11 countries that have been presented as discontinued operations.

Factors Affecting Our Performance
Deal sourcing and quality. We consider our merchant relationships to be a vital part of our business model. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms, particularly as we attempt to expand our product and service offerings in order to create more complete online marketplaces for local commerce. Our online marketplaces, which we sometimes refer to as "pull" marketplaces, enable customers to search and browse for deal offerings on our websites and mobile applications. We primarily source the deal offerings available on our marketplaces through our sales personnel and buyers of merchandise inventory. In addition, we have entered into commercial agreements with several third-party marketplace operators that enable us to feature many of their offerings through our own marketplaces.
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

International operations. Operating a global business requires management attention and resources and requires us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. We have reduced our global footprint from 47 countries as of December 31, 2014 to 15 countries as of September 30, 2017. Notwithstanding our reduced global footprint, different commercial and regulatory environments in other countries can make it difficult for us to successfully operate our business. In addition, many of the automation tools and technology enhancements that we have implemented in North America are not yet fully implemented in our international markets.
Our international operations have increased as a percentage of our total revenue compared to the prior year period, primarily due to a higher proportion of direct revenue transactions in the Goods category of our International segment. For the three months ended September 30, 2017 and 2016, 34.7% and 29.6% of our revenue was generated from our International segment, respectively. For the nine months ended September 30, 2017 and 2016, 32.0% and 28.8% of our revenue was generated from our International segment, respectively.
Marketing activities. We must continue to acquire and retain customers in order to increase revenue and achieve profitability. If consumers do not perceive the offerings on our marketplaces to be attractive, or if we fail to introduce new or more relevant deals, we may not be able to acquire or retain customers. In addition, as we continue to build out more complete marketplaces, our success will depend on our ability to increase consumer awareness of offerings available through those marketplaces. We significantly increased our marketing spending throughout 2016 and 2017 in order to drive customer growth. Our increased levels of marketing spending in recent periods have included significant offline campaigns intended to increase customer awareness of the Groupon brand and our product and service offerings. We expect to continue our use of such offline campaigns for the foreseeable future.
We consider order discounts, free shipping on qualifying merchandise sales and reducing margins on our deals to be marketing-related activities, even though these activities are not presented as marketing expenses in our consolidated statements of operations. We have continued to use order discounts as a marketing tool in recent periods because we believe that this is an effective method of driving transaction activity through our marketplaces and acquiring new customers. Additionally, we have, and expect to continue to, reduce our deal margins when we believe that by doing so we can offer our customers a product or service from a merchant who might not have otherwise been willing to conduct business through our marketplaces. We consider such margin reductions to be a marketing-related activity because we believe that offering compelling deals from top merchants on our marketplaces is an effective method of retaining, activating and acquiring customers.

Investment in growth. We intend to continue to invest in product enhancements and infrastructure to support our growth. We also have invested in business acquisitions to grow our merchant and customer base, expand and advance our product and service offerings and enhance our technology capabilities. We anticipate that we will make substantial investments in the foreseeable future as we continue to increase our offerings and improve the quality of active deals available through our marketplaces, broaden our customer base and develop our technology. We are currently developing and testing a number of product enhancements intended to make our offerings easier to use for both customers and merchants, including voucherless offerings that are linked to customer credit cards and functionality enabling appointment booking at the time an offering is purchased. Deals that offer cash back on a customer's credit card may involve Groupon collecting a net fee from the merchant, rather than selling a voucher to the customer and then remitting a portion of the proceeds to the merchant. We report the sale of vouchers to customers as gross billings, so while we believe that voucherless offerings have the potential to increase customer purchase frequency and generate gross profit growth, our gross billings could be adversely impacted when those offerings begin to scale.
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
Three Months Ended September 30, 2017 and 2016:
Gross billings for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Gross billings:
Third-party	$991,475	$900,736	$90,739	10.1%
Direct	332,008	402,809	(70,801)	(17.6)
Other	18,014	19,414	(1,400)	(7.2)
Total gross billings	$1,341,497	$1,322,959	$18,538	1.4
The effect on our gross billings for the three months ended September 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended September 30, 2017
	At Avg. Q3 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross billings	$1,325,952	$15,545	$1,341,497

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The increase in gross billings for the three months ended September 30, 2017 primarily resulted from a $7.9 million increase in our North America segment and a $10.7 million increase in our International segment. See below for information about gross billings by segment.

Gross Billings by Segment

Gross billings by category and segment for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$606,184	$530,768	$75,416	14.2%
Goods:
Third-party	31,978	12,775	19,203	150.3
Direct	197,501	283,855	(86,354)	(30.4)
Travel - Third-party	93,186	93,564	(378)	(0.4)
Total North America gross billings	928,849	920,962	7,887	0.9

International:
Local - Third-party and other (1)	202,991	184,068	18,923	10.3
Goods:
Third-party	25,313	40,011	(14,698)	(36.7)
Direct	134,507	118,954	15,553	13.1
Travel - Third-party	49,837	58,964	(9,127)	(15.5)
Total International gross billings	412,648	401,997	10,651	2.6
Total gross billings	$1,341,497	$1,322,959	$18,538	1.4

(1)	Includes gross billings from deals with local and national merchants and from local events.
The percentages of gross billings by segment for the three months ended September 30, 2017 and 2016 were as follows:

Q3 2017	Q3 2016

North America	International

North America
The increase in North America segment gross billings for the three months ended September 30, 2017 reflects increases from third-party revenue transactions in our Local and Goods categories. Those increases were primarily attributable to the following:

•	an increase in active customers, primarily attributable to our continued investments in customer acquisition marketing initiatives;

•	an increase from our acquisition of LivingSocial, which contributed $26.0 million of Local gross billings, $4.4 million of Goods gross billings and $1.7 million of Travel gross billings;

•	we shifted more of the focus on our websites and mobile applications toward offerings in our Local category, as discussed above; and

•	in our Goods category, there was a shift to more third-party revenue transactions in which merchants offer their products through our online marketplaces.

The increases in gross billings from third-party revenue transactions in our Local and Goods categories were partially offset by the following:

•
an $86.4 million decrease from direct revenue transactions in our Goods category. We continued our efforts to de-emphasize lower margin product offerings, which resulted in a shift in focus toward offerings in our Local category and adversely impacted Goods gross billings in the current period. Gross billings from direct revenue transactions in our Goods category were also adversely impacted by the increased proportion of third-party revenue transactions in that category;

•	gross billings per average active customer decreased to $28.82 for the three months ended September 30, 2017 from $32.26 in the prior year period; and

•	the adverse impacts of hurricanes Harvey and Irma.

Order discounts, which are presented as a reduction of gross billings and revenue, decreased by $10.5 million to $32.4 million for the three months ended September 30, 2017, as compared to $42.9 million in the prior year period.

International
The increase in International segment gross billings for the three months ended September 30, 2017 reflects increases in our Local category and direct revenue transactions in our Goods category. The increase was primarily attributable to the following:

•	an increase in active customers, primarily attributable to our continued investment in customer acquisition marketing initiatives;

•
an increase in direct revenue transactions in our Goods category. During the three months ended September 30, 2017, we continued to shift an increasing proportion of our Goods category to direct revenue transactions, as we believe that such transactions frequently result in a better customer experience; and

•	an increase in gross billings per average active customer, which increased to $24.99 for the three months ended September 30, 2017 from $24.02 in the prior year period.

The increases in gross billings in our Local category and from direct revenue transactions in our Goods category were partially offset by a $14.7 million decrease in gross billings from third-party revenue transactions in our Goods category, as discussed above, and a $9.1 million decrease in our Travel category.

There was a $15.5 million favorable impact from year-over-year changes in foreign currency rates.

Order discounts, which are presented as a reduction of gross billings and revenue, increased by $0.5 million to $11.0 million for three months ended September 30, 2017, as compared to $10.5 million for the prior year period.

Nine Months Ended September 30, 2017 and 2016:
Gross billings for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Gross billings:
Third-party	$2,959,103	$2,803,758	$155,345	5.5%
Direct	1,050,827	1,220,736	(169,909)	(13.9)
Other	53,776	57,690	(3,914)	(6.8)
Total gross billings	$4,063,706	$4,082,184	$(18,478)	(0.5)

The effect on our gross billings for the nine months ended September 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Nine Months Ended September 30,
	At Avg. Q3 2016 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross billings	$4,073,248	$(9,542)	$4,063,706

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in gross billings for the nine months ended September 30, 2017 primarily resulted from a $62.0 million decrease in our International segment, partially offset by a $43.5 million increase in our North America segment. See below for information about gross billings by segment.

Gross Billings by Segment

Gross billings by category and segment for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$1,809,783	$1,612,830	$196,953	12.2%
Goods:
Third-party	71,898	30,489	41,409	135.8
Direct	666,093	878,629	(212,536)	(24.2)
Travel - Third-party	320,019	302,342	17,677	5.8
Total North America gross billings	2,867,793	2,824,290	43,503	1.5

International:
Local - Third-party and other (1)	583,618	581,066	2,552	0.4
Goods:
Third-party	78,582	155,625	(77,043)	(49.5)
Direct	384,734	342,107	42,627	12.5
Travel - Third-party	148,979	179,096	(30,117)	(16.8)
Total International gross billings	1,195,913	1,257,894	(61,981)	(4.9)
Total gross billings	$4,063,706	$4,082,184	$(18,478)	(0.5)

(1)	Includes gross billings from deals with local and national merchants and from local events.

The percentages of gross billings by segment for the nine months ended September 30, 2017 and 2016 were as follows:

Q3 2017 YTD	Q3 2016 YTD

North America	International

North America
The increase in North America segment gross billings for the nine months ended September 30, 2017 reflects increases from third-party and other revenue transactions across all three of our categories. Those increases were primarily attributable to the following:

•	an increase in active customers, primarily attributable to our continued investments in customer acquisition marketing initiatives;

•	an increase from our acquisition of LivingSocial, which contributed $64.5 million of Local gross billings, $6.5 million of Goods gross billings, and $10.6 million of Travel gross billings;

•	we shifted more of the focus on our websites and mobile applications toward offerings in our Local category; and

•	in our Goods category, there was a shift to more third-party revenue transactions in which merchants offer their products through our online marketplaces.

The increases in gross billings from third-party and other revenue transactions were partially offset by the following:

•
a $212.5 million decrease from direct revenue transactions in our Goods category. We continued our efforts to de-emphasize lower margin product offerings, which resulted in a shift in focus toward offerings in our Local category and adversely impacted Goods gross billings in the current period. Gross billings from direct revenue transactions in our Goods category were also adversely impacted by the increased proportion of third-party revenue transactions in that category, as discussed above; and

•	gross billings per average active customer decreased to $90.21 for the nine months ended September 30, 2017 from $103.03 in the prior year period.

Order discounts, which are presented as a reduction of gross billings and revenue, increased by $8.4 million to $129.3 million for the nine months ended September 30, 2017, as compared to $120.9 million in the prior year period.

International
The decrease in International segment gross billings for the nine months ended September 30, 2017 reflects decreases in third-party revenue in our Goods and Travel categories. Those decreases were primarily attributable to the following:

•
a decrease in third-party revenue transactions in our Goods category. During the nine months ended September 30, 2017, we continued to shift an increasing proportion of our Goods category to direct revenue transactions, as we believe that such transactions frequently result in a better customer experience;

•	a decrease in gross billings per average active customer, which declined to $72.05 for the nine months ended September 30, 2017 from $73.40 in the prior year period; and

•	a $30.1 million decrease in our Travel category.

The decreases in third-party revenue in our Goods and Travel categories were partially offset by the following:

•	a $42.6 million increase in direct revenue transactions in our Goods category, as discussed above; and

•	an increase in active customers within our Local category, primarily attributable to our continued investment in customer acquisition marketing initiatives.

There was a $9.5 million unfavorable impact from year-over-year changes in foreign currency rates.

Order discounts, which are presented as a reduction of gross billings and revenue, decreased by $1.1 million to $29.4 million for nine months ended September 30, 2017, as compared to $30.5 million for the prior year period.

Revenue
Third-party revenue arises from transactions in which we are acting as a marketing agent primarily by selling vouchers through our online local commerce marketplaces that can be redeemed for goods or services with third-party merchants. Our third-party revenue from those transactions is reported on a net basis as the purchase price received from the customer, less the portion of the purchase price paid to the merchant.
Direct revenue arises from transactions in our Goods category in which we sell merchandise inventory directly to customers through our online marketplaces. The direct revenue that we earn from those transactions is reported on a gross basis as the purchase price we receive from the customer.
Other revenue primarily consists of commission revenue earned when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications and advertising revenue. In the current year, other revenue includes commissions from merchants from voucherless offerings that are linked to customer credit cards. In the prior year, other revenue also included payment processing revenue.
Three Months Ended September 30, 2017 and 2016:
Revenue for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue:
Third-party	$284,444	$262,468	$21,976	8.4%
Direct	332,008	402,746	(70,738)	(17.6)
Other	18,014	21,341	(3,327)	(15.6)
Total revenue	$634,466	$686,555	$(52,089)	(7.6)
The effect on revenue for the three months ended September 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended September 30, 2017
	At Avg. Q3 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Revenue	$625,166	$9,300	$634,466

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total revenue for the three months ended September 30, 2017 primarily resulted from a $69.1 million decrease in our North America segment, partially offset by a $17.0 million increase in our International segment. See below for information about revenue by segment.

Revenue by Segment
Revenue by category and segment for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$194,090	$176,223	$17,867	10.1%
Goods:
Third-party	4,323	1,964	2,359	120.1
Direct	197,501	283,855	(86,354)	(30.4)
Travel - Third-party	18,300	21,239	(2,939)	(13.8)
Total North America revenue	414,214	483,281	(69,067)	(14.3)

International:
Local - Third-party and other (1)	71,574	64,282	7,292	11.3
Goods:
Third-party	4,370	6,577	(2,207)	(33.6)
Direct	134,507	118,891	15,616	13.1
Travel - Third-party	9,801	13,524	(3,723)	(27.5)
Total International revenue	220,252	203,274	16,978	8.4
Total revenue	$634,466	$686,555	$(52,089)	(7.6)

(1)	Includes revenue from deals with local and national merchants and through local events.
The percentages of revenue by segment for the three months ended September 30, 2017 and 2016 were as follows:

Q3 2017	Q3 2016

North America	International

The percentages of third-party and other gross billings that we retained after deducting the merchant's share for the three months ended September 30, 2017 and 2016 were as follows:

North America	International

North America
The decrease in North America segment revenue for the three months ended September 30, 2017 reflects an $86.4 million decrease from direct revenue transactions in our Goods category, resulting from the decrease in Goods gross billings as discussed above. We have begun to increasingly focus the business on initiatives that are intended to optimize for gross profit to a greater extent than revenue, particularly in our North America segment, including shifting more of the focus on our websites and mobile applications toward offerings in our Local category. The resulting shift in North America gross billings away from our Goods category adversely impacted revenue in the current period, as direct revenue transactions in our Goods category are presented on a gross basis.

The decrease in direct revenue in our Goods category was partially offset by an increase in third-party and other revenue in our Local category. The increase in Local revenue was attributable to the increases in Local gross billings as discussed above.

The percentage of gross billings that we retained after deducting the merchant’s share on third-party and other revenue transactions across our three categories decreased to 29.6% for the three months ended September 30, 2017, as compared to 31.3% in the prior year period. This decrease in the percentage of gross billings that we retained after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.

International
The increase in International segment revenue for the three months ended September 30, 2017 reflects an increase in our Local category and direct revenue transactions in our Goods category, partially offset by decreases in third-party revenue in our Goods and Travel categories. The increases were primarily attributable to the following:

•
a $15.6 million increase in direct revenue transactions in our Goods category, resulting from the continued shift toward a greater proportion of Goods gross billings arising from direct revenue transactions, as discussed above. The resulting shift in Goods gross billings to direct revenue transactions favorably impacted revenue in the current period, as direct revenue transactions in our Goods category are presented on a gross basis; and

•	a $7.3 million increase in third party and other revenue in our Local category. The increase in Local revenue was primarily attributable to the increases in Local gross billings, as discussed above.

The $3.7 million decrease in our Travel category was primarily attributable to the decreases in Travel gross billings, as discussed above.

The percentage of gross billings that we retained after deducting the merchant’s share on third party and other revenue transactions across our three categories increased to 30.8% for the three months ended September 30, 2017 from 29.8% for the prior year period. This increase in the percentage of gross billings that we retained after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.

There was a $9.5 million favorable impact on International segment revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2017.
Nine Months Ended September 30, 2017 and 2016:
Revenue for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue:
Third-party	$866,108	$830,324	$35,784	4.3%
Direct	1,050,827	1,220,736	(169,909)	(13.9)
Other	53,776	57,690	(3,914)	(6.8)
Total revenue	$1,970,711	$2,108,750	$(138,039)	(6.5)
The effect on revenue for the nine months ended September 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Nine Months Ended September 30, 2017
	At Avg. Q3 2016 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Revenue	$1,975,201	$(4,490)	$1,970,711

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total revenue for the nine months ended September 30, 2017 resulted from a $161.5 million decrease in our North America segment, partially offset by a $23.5 million increase in our International segment. See below for information about revenue by segment.

Revenue by Segment
Revenue by category and segment for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$602,169	$552,515	$49,654	9.0%
Goods:
Third-party	10,139	6,318	3,821	60.5
Direct	666,093	878,629	(212,536)	(24.2)
Travel - Third-party	61,082	63,554	(2,472)	(3.9)
Total North America revenue	1,339,483	1,501,016	(161,533)	(10.8)

International:
Local - Third-party and other (1)	201,257	201,145	112	0.1
Goods:
Third-party	13,638	26,867	(13,229)	(49.2)
Direct	384,734	342,107	42,627	12.5
Travel - Third-party	31,599	37,615	(6,016)	(16.0)
Total International revenue	631,228	607,734	23,494	3.9
Total revenue	$1,970,711	$2,108,750	$(138,039)	(6.5)

(1)	Includes revenue from deals with local and national merchants and through local events.
The percentages of revenue by segment for the nine months ended September 30, 2017 and 2016 were as follows:

Q3 2017 YTD	Q3 2016 YTD

North America	International

The percentages of third-party and other gross billings that we retained after deducting the merchant's share for the nine months ended September 30, 2017 and 2016 were as follows:

North America	International

North America
The decrease in North America segment revenue for the nine months ended September 30, 2017 reflects a $212.5 million decrease from direct revenue transactions in our Goods category, resulting from the decrease in Goods gross billings as discussed above. We have begun to increasingly focus the business on initiatives that are intended to optimize for gross profit to a greater extent than revenue, particularly in our North America segment, including shifting more of the focus on our websites and mobile applications toward offerings in our Local category. The resulting shift in North America gross billings away from our Goods category adversely impacted revenue in the current period, as direct revenue transactions in our Goods category are presented on a gross basis.

The decrease in direct revenue in our Goods category was partially offset by an increase in third-party and other revenue in our Local category. The increase in Local revenue was attributable to the increases in Local gross billings as discussed above.

The percentage of gross billings that we retained after deducting the merchant’s share in third-party and other revenue transactions across our three categories decreased to 30.6% for the nine months ended September 30, 2017, as compared to 32.0% in the prior year period. The percentage of gross billings that we retained after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.

International
The increase in International segment revenue for the nine months ended September 30, 2017 reflects a $42.6 million increase in direct revenue transactions in our Goods category, resulting from the continued shift toward a greater proportion of Goods gross billings arising from direct revenue transactions, as discussed above. The resulting shift in Goods gross billings to direct revenue transactions favorably impacted revenue in the current period, as direct revenue transactions in our Goods category are presented on a gross basis.
The $6.0 million decrease in our Travel category was primarily attributable to the decreases in Travel gross billings, as discussed above.

The percentage of gross billings that we retained after deducting the merchant’s share on third party and other revenue transactions across our three categories increased to 30.4% for the nine months ended September 30, 2017, as compared to 29.0% in the prior year period. The percentage of gross billings that we retained after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.

There was a $4.3 million unfavorable impact on International segment revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2017.

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

Three Months Ended September 30, 2017 and 2016:

Cost of revenue on third-party, direct revenue and other revenue for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Third-party	$41,612	$34,456	$7,156	20.8%
Direct	283,183	358,450	(75,267)	(21.0)
Other	246	381	(135)	(35.4)
Total cost of revenue	$325,041	$393,287	$(68,246)	(17.4)
The effect on cost of revenue for the three months ended September 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended September 30, 2017
	At Avg. Q3 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Cost of revenue	$319,181	$5,860	$325,041

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total cost of revenue for the three months ended September 30, 2017 resulted from a $75.3 million decrease in our North America segment, partially offset by a $7.1 million increase in our International segment. See below for information about cost of revenue by segment.

Cost of Revenue by Segment
Cost of revenue by category and segment for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$31,176	$23,350	$7,826	33.5%
Goods:
Third-party	1,118	455	663	145.7
Direct	169,772	253,833	(84,061)	(33.1)
Travel - Third-party	4,240	3,982	258	6.5
Total North America cost of revenue	206,306	281,620	(75,314)	(26.7)

International:
Local - Third-party and other (1)	3,714	5,025	(1,311)	(26.1)
Goods:
Third-party	731	879	(148)	(16.8)
Direct	113,411	104,617	8,794	8.4
Travel - Third-party	879	1,146	(267)	(23.3)
Total International cost of revenue	118,735	111,667	7,068	6.3
Total cost of revenue	$325,041	$393,287	$(68,246)	(17.4)

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
The percentages of cost of revenue by segment for the three months ended September 30, 2017 and 2016 were as follows:

Q3 2017	Q3 2016

North America	International

North America
The decrease in North America segment cost of revenue for the three months ended September 30, 2017 reflects an $84.1 million decrease from direct revenue transactions in our Goods category. That decrease was attributable to the following:

•	the decrease in direct revenue from our Goods category as discussed above; and

•	our efforts to de-emphasize lower margin product offerings.

The decrease in cost of revenue was partially offset by a $7.8 million increase in cost of revenue in our Local category primarily attributable to the increases in Local gross billings, as discussed above.

International

The increase in International segment cost of revenue for the three months ended September 30, 2017 reflects an $8.8 million increase from direct revenue transactions in our Goods category. That increase was attributable to the increase in direct revenue transactions from our Goods category, as discussed above.

There was a $5.9 million unfavorable impact on International segment cost of revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 and 2016:

Cost of revenue on third-party, direct revenue and other revenue for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30, 2017
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Third-party	$122,382	$107,240	$15,142	14.1%
Direct	900,559	1,065,997	(165,438)	(15.5)
Other	827	6,766	(5,939)	(87.8)
Total cost of revenue	$1,023,768	$1,180,003	$(156,235)	(13.2)
The effect on cost of revenue for the nine months ended September 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Nine Months Ended September 30, 2017
	At Avg. Q3 2016 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Cost of revenue	$1,024,807	$(1,039)	$1,023,768

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The decrease in total cost of revenue for the nine months ended September 30, 2017 resulted from a $189.5 million decrease in our North America segment, partially offset by a $33.2 million increase in our International segment. See below for information about cost of revenue by segment.

Cost of Revenue by Segment
Cost of revenue by category and segment for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$90,304	$76,812	$13,492	17.6%
Goods:
Third-party	2,420	1,117	1,303	116.7
Direct	569,952	774,058	(204,106)	(26.4)
Travel - Third-party	14,102	14,251	(149)	(1.0)
Total North America cost of revenue	676,778	866,238	(189,460)	(21.9)

International:
Local - Third-party and other (1)	11,900	14,697	(2,797)	(19.0)
Goods:
Third-party	1,838	3,618	(1,780)	(49.2)
Direct	330,607	291,939	38,668	13.2
Travel - Third-party	2,645	3,511	(866)	(24.7)
Total International cost of revenue	346,990	313,765	33,225	10.6
Total cost of revenue	$1,023,768	$1,180,003	$(156,235)	(13.2)

(1)	Includes cost of revenue from deals with local and national merchants and through local events.
The percentages of cost of revenue by segment for the nine months ended September 30, 2017 and 2016 were as follows:

Q3 2017 YTD	Q3 2016 YTD

North America	International

North America
The decrease in North America segment cost of revenue for the nine months ended September 30, 2017 reflects a $204.1 million decrease from direct revenue transactions in our Goods category. That decrease was attributable to the following:

•	the decrease in direct revenue from our Goods category as discussed above; and

•	our efforts to de-emphasize lower margin product offerings.

International

The increase in International segment cost of revenue for the nine months ended September 30, 2017 reflects a $38.7 million increase from direct revenue transactions in our Goods category. That increase was attributable to the increase in direct revenue transactions from our Goods category, as discussed above.

There was a $1.0 million favorable impact on International segment cost of revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2017.

Gross Profit

Three Months Ended September 30, 2017 and 2016:

Gross profit for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Gross profit:
Third-party	$242,832	$228,012	$14,820	6.5%
Direct	48,825	44,296	4,529	10.2
Other	17,768	20,960	(3,192)	(15.2)
Total gross profit	$309,425	$293,268	$16,157	5.5

The effect on gross profit for the three months ended September 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Three Months Ended September 30, 2017
	At Avg. Q3 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross profit	$305,985	$3,440	$309,425

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The increase in total gross profit for the three months ended September 30, 2017 resulted from a $6.2 million increase in our North America segment and a $9.9 million increase in our International segment. See below for information about gross profit by segment.

Gross Profit by Segment

Gross profit by category and segment for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$162,914	$152,873	$10,041	6.6%
Goods:
Third-party	3,205	1,509	1,696	112.4
Direct	27,729	30,022	(2,293)	(7.6)
Travel - Third-party	14,060	17,257	(3,197)	(18.5)
Total North America gross profit	$207,908	$201,661	$6,247	3.1
% of gross billings	22.4%	21.9%
% of revenue	50.2%	41.7%

International:
Local - Third-party and other (1)	$67,860	$59,257	$8,603	14.5
Goods:
Third-party	3,639	5,698	(2,059)	(36.1)
Direct	21,096	14,274	6,822	47.8
Travel - Third-party	8,922	12,378	(3,456)	(27.9)
Total International gross profit	$101,517	$91,607	$9,910	10.8
% of gross billings	24.6%	22.8%
% of revenue	46.1%	45.1%

(1)	Includes gross profit from deals with local and national merchants and through local events.
The percentages of gross profit by segment for the three months ended September 30, 2017 and 2016 were as follows:

Q3 2017	Q3 2016

North America	International

North America

The increase in North America segment gross profit for the three months ended September 30, 2017 reflects a $10.0 million increase in gross profit from our Local category, which was attributable to the increase in third-party and other revenue from our Local category, as discussed above.

International

The increase in International segment gross profit for the three months ended September 30, 2017 reflects increases in third-party and other revenue from our Local category and in direct revenue transactions in our Goods category, as discussed above.

There was a $3.6 million favorable impact on International segment gross profit from year-over-year changes in foreign exchange rates for the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 and 2016:

Gross profit for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Gross profit:
Third-party	$743,726	$723,084	$20,642	2.9%
Direct	150,268	154,739	(4,471)	(2.9)
Other	52,949	50,924	2,025	4.0
Total gross profit	$946,943	$928,747	$18,196	2.0

The effect on gross profit for the nine months ended September 30, 2017 from changes in exchange rates versus the U.S. dollar was as follows:

	Nine Months Ended September 30, 2017
	At Avg. Q3 2016 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
	(in thousands)
Gross profit	$950,394	$(3,451)	$946,943

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
The increase in total gross profit for the nine months ended September 30, 2017 resulted from a $27.9 million increase in our North America segment, partially offset by a $9.7 million decrease in our International segment. See below for information about gross profit by segment.

Gross Profit by Segment

Gross profit by category and segment for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America:
Local - Third-party and other (1)	$511,865	$475,703	$36,162	7.6%
Goods:
Third-party	7,719	5,201	2,518	48.4
Direct	96,141	104,571	(8,430)	(8.1)
Travel - Third-party	46,980	49,303	(2,323)	(4.7)
Total North America gross profit	$662,705	$634,778	$27,927	4.4
% of gross billings	23.1%	22.5%
% of revenue	49.5%	42.3%

International:
Local - Third-party and other (1)	$189,357	$186,448	$2,909	1.6
Goods:
Third-party	11,800	23,249	(11,449)	(49.2)
Direct	54,127	50,168	3,959	7.9
Travel - Third-party	28,954	34,104	(5,150)	(15.1)
Total International gross profit	$284,238	$293,969	$(9,731)	(3.3)
% of gross billings	23.8%	23.4%
% of revenue	45.0%	48.4%

(1)	Includes gross profit from deals with local and national merchants and through local events.
The percentages of gross profit by segment for the nine months ended September 30, 2017 and 2016 were as follows:

Q3 2017 YTD	Q3 2016 YTD

North America	International

North America

The increase in North America segment gross profit for the nine months ended September 30, 2017 reflects a $36.2 million increase in gross profit from our Local category, which was attributable to the increase in third-party and other revenue from our Local category as discussed above.

International

The decrease in International segment gross profit for the nine months ended September 30, 2017 reflects decreases in third-party revenue transactions from our Goods and Travel categories, as discussed above.

There was a $3.3 million unfavorable impact on International segment gross profit from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2017.

Marketing
Marketing expense consists primarily of online marketing costs, such as search engine marketing, advertising on social networking sites and affiliate programs, and offline marketing costs, such as television and radio advertising. Additionally, compensation expense for marketing employees is classified within marketing expense. We record these costs within "Marketing" on the consolidated statements of operations when incurred. From time to time, we offer deals with well-known national merchants for customer acquisition and activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no third-party revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. We establish targeted return on investment thresholds for marketing spending, which generally range from 12–18 months. We also evaluate marketing expense as a percentage of gross profit because it gives us an indication of how well our marketing spend is driving gross profit growth.
Three Months Ended September 30, 2017 and 2016:
Marketing expense by segment as a percentage of gross profit for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	% of Gross Profit	2016	% of Gross Profit	$ Change	% Change
	(dollars in thousands)
North America	$75,088	36.1%	$62,861	31.2%	$12,227	19.5%
International	26,368	26.0	21,887	23.9	4,481	20.5
Total marketing	$101,456	32.8	$84,748	28.9	$16,708	19.7
In November 2015, we launched a strategic initiative to significantly increase our marketing activities to drive customer growth and we expect to continue to invest heavily in marketing during the remainder of 2017. The increase in total marketing for the three months ended September 30, 2017 resulted from a $12.2 million increase in our North America segment and a $4.5 million increase in our International segment. See below for information about marketing by segment.

The percentages of marketing expense by segment for the three months ended September 30, 2017 and 2016 were as follows:

Q3 2017	Q3 2016

North America	International

North America

The increases in North America segment marketing expense and marketing expense as a percentage of gross profit for the three months ended September 30, 2017 were attributable to an increase in investments in offline marketing to drive customer growth and awareness of the Groupon brand and our product and service offerings. For the full year 2017, we expect marketing expense as a percentage of North America profit to increase as compared to the full year 2016.

International

The increases in International segment marketing expense and marketing expense as a percentage of gross profit for the three months ended September 30, 2017 resulted from the expansion of our strategic initiative to increase our marketing activities to drive customer growth. For the full year 2017, we expect marketing expense as a percentage of International gross profit to increase as compared to the full year 2016.

There was a $0.9 million unfavorable impact on International segment marketing expense from year-over-year changes in foreign exchange rates for the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 and 2016:
Marketing expense by segment as a percentage of gross profit for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	% of Gross Profit	2016	% of Gross Profit	$ Change	% Change
	(dollars in thousands)
North America	$217,092	32.8%	$198,423	31.3%	$18,669	9.4%
International	71,364	25.1	62,800	21.4	8,564	13.6
Total marketing	$288,456	30.5	$261,223	28.1	$27,233	10.4
The increase in total marketing for the nine months ended September 30, 2017 resulted from an $18.7 million increase in our North America segment and a $8.6 million increase in our International segment. See below for information about marketing by segment.

The percentages of marketing expense by segment for the nine months ended September 30, 2017 and 2016 were as follows:

Q3 2017 YTD	Q3 2016 YTD

North America	International

North America

The increases in North America segment marketing expense and marketing expense as a percentage of gross profit for the nine months ended September 30, 2017 were attributable to an increase in investments in offline marketing to drive customer growth and awareness of the Groupon brand and our product and service offerings.

International

The increases in International segment marketing expense and marketing expense as a percentage of gross profit for the nine months ended September 30, 2017 resulted from the expansion of our strategic initiative to increase our marketing activities to drive customer growth.

There was a $0.3 million favorable impact on International segment marketing expense from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2017.

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
Three Months Ended September 30, 2017 and 2016:
Selling, general and administrative expense ("SG&A") for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$214,828	$234,266	$(19,438)	(8.3)%
% of gross billings	16.0%	17.7%
% of revenue	33.9%	34.1%

The decrease in SG&A was primarily attributable to a $14.5 million decrease in compensation-related costs due to headcount reductions as part of our restructuring plan.

SG&A as a percentage of gross billings and revenue decreased for the three months ended September 30, 2017 as compared to the prior year period, primarily as a result of the cost savings we have achieved through restructuring actions and other initiatives substantially completed as of September 30, 2017. We currently expect SG&A costs to decrease in the fourth quarter of 2017 on a year-over-year basis.

There was a $2.7 million unfavorable impact from year-over-year changes in foreign currency exchange rates for the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 and 2016:

SG&A for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$677,061	$755,981	$(78,920)	(10.4)%
% of gross billings	16.7%	18.5%
% of revenue	34.4%	35.8%
The decrease in SG&A was primarily attributable to a $59.2 million decrease in compensation-related costs due to headcount reductions as part of our restructuring plan.

There was a $5.8 million favorable impact from year-over-year changes in foreign currency exchange rates for the nine months ended September 30, 2017.

SG&A as a percentage of gross billings and revenue decreased for the nine months ended September 30, 2017 as compared to the prior year period, primarily as a result of the cost savings from our restructuring program and other initiatives.

Restructuring Charges
Restructuring charges represent severance and benefit costs for workforce reductions, impairments of long-lived assets and other exit costs resulting from our restructuring activities. See Note 9, Restructuring, for information about our restructuring plan.

Gain on Sale of Intangible Assets
During the third quarter of 2017, we sold customer lists and other intangible assets in certain food delivery markets to Grubhub Inc., resulting in a pretax gain of $17.1 million. See Note 3, Goodwill and Other Intangible Assets, for additional information.
Gains on Business Dispositions
During the second quarter of 2016, we sold our subsidiary in Russia and our point of sale business in the U.S., resulting in gains of $8.9 million and $0.4 million, respectively. During the third quarter of 2016, we sold our subsidiary in Indonesia resulting in a gain of $2.1 million. See Note 2, Discontinued Operations and Other Business Dispositions, for additional information. The financial results of those entities are presented within income from continuing operations in the accompanying condensed consolidated financial statements through their respective disposition dates.

Income (Loss) from Operations
Three Months Ended September 30, 2017 and 2016:
Income (loss) from operations for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America	$(6,995)	$(24,470)	$17,475	71.4%
International	5,782	(370)	6,152	1,662.7
Total income (loss) from operations	$(1,213)	$(24,840)	$23,627	95.1
North America
The reduction in our loss from operations was primarily attributable to the following:

•	a $6.2 million increase in gross profit;

•	a $12.0 million decrease in SG&A; and

•	a $17.1 million pretax gain from the sale of customer lists and other intangible assets in certain food delivery markets. See Note 3, Goodwill and Other Intangible Assets, for additional information.

Those items were partially offset by a $12.2 million increase in marketing expense and a $6.0 million increase in restructuring charges.

Income (loss) from operations includes $16.9 million and $24.8 million of stock-based compensation for the three months ended September 30, 2017 and 2016, respectively.

International

The improvement in our income (loss) from operations was primarily attributable to the following:

•	a $9.9 million increase in gross profit; and

•	a $7.4 million decrease in SG&A.

Those items were partially offset by a $4.5 million increase in marketing expense and a $4.3 million increase in restructuring charges.

Income (loss) from operations includes $1.4 million and $0.7 million of stock-based compensation for the three months ended September 30, 2017 and 2016, respectively.

Nine Months Ended September 30, 2017 and 2016:

Income (loss) from operations for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
North America	$(33,811)	$(97,688)	$63,877	65.4%
International	13,520	(12,053)	25,573	212.2
Total income (loss) from operations	$(20,291)	$(109,741)	$89,450	81.5
North America
The reduction in our loss from operations was attributable to the following:

•	a $35.5 million decrease in SG&A;

•	a $27.9 million increase in gross profit; and

•	a $17.1 million pretax gain from the sale of customer lists and other intangible assets in certain food delivery markets. See Note 3, Goodwill and Other Intangible Assets, for additional information.

The reduction in our loss from operations was partially offset by an $18.7 million increase in marketing expense.

Income (loss) from operations includes $55.2 million and $81.2 million of stock-based compensation for the nine months ended September 30, 2017 and 2016, respectively.

International

The improvement in our income (loss) from operations was primarily attributable to the following:

•	a $43.4 million decrease in SG&A; and

•	a $12.1 million decrease in restructuring charges.

Those items were partially offset by the following:

•	a $9.7 million decrease in gross profit;

•	a $11.4 million decrease in gains on business dispositions; and

•	an $8.6 million increase in marketing expense.

Income (loss) from operations includes $4.1 million and $5.8 million of stock-based compensation for the nine months ended September 30, 2017 and 2016, respectively.

Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, gains and losses on sales of other minority investments, and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Three Months Ended September 30, 2017 and 2016:

Other income (expense), net for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$7,546	$(7,917)	$15,463	195.3%
Other income (expense), net for the three months ended September 30, 2017 primarily consisted of a $7.6 million gain on the sale of an investment and $8.2 million in net foreign currency gains, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. Those items were partially offset by $5.2 million of interest expense and $4.0 million of losses on our fair value option investments. The foreign currency gains on intercompany balances were primarily driven by the appreciation of the Euro against the U.S. dollar from an exchange rate of 1.1409 on June 30, 2017 to 1.1812 on September 30, 2017. Interest expense was consistent with the prior year period and primarily related to interest on our convertible notes (See Note 6, Financing Arrangements).

Other income (expense), net for the three months ended September 30, 2016 included $5.9 million of interest expense, $1.6 million of losses on fair value option investments, $0.3 million in foreign currency losses, and a $0.2 million cumulative translation loss that was reclassified to earnings for countries that we exited as part of our restructuring plan. Interest expense primarily related to interest on our convertible notes.

Nine Months Ended September 30, 2017 and 2016:

Other income (expense), net for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$8,822	$(16,552)	$25,374	153.3%
Other income (expense), net for the nine months ended September 30, 2017 primarily consisted of a $7.6 million gain on the sale of an investment and $19.1 million in net foreign currency gains, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. Those items were partially offset by $15.4 million of interest expense and $5.1 million of losses on our fair value option investments. The foreign currency gains on those intercompany balances were primarily driven by the appreciation of the Euro against the U.S. dollar from an exchange rate of 1.0513 on December 31, 2016 to 1.1812 on September 30, 2017. Interest expense increased by $3.5 million for the nine months ended September 30, 2017, as compared to the prior year period, due to our issuance of convertible notes on April 4, 2016 (See Note 6, Financing Arrangements).

Other income (expense), net for the nine months ended September 30, 2016 included $12.0 million of interest expense and $7.3 million of losses on fair value option investments, partially offset by $3.3 million in foreign currency gains and a $0.2 million net cumulative translation gain that was reclassified to earnings for countries that we exited as part of our restructuring plan. The foreign currency gains primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency gains on those intercompany balances were primarily driven by the appreciation of the Euro against the U.S. dollar from an exchange rate of 1.0913 on December 31, 2015 to 1.1175 on September 30, 2016. Interest expense primarily related to interest on our convertible notes.

Provision (Benefit) for Income Taxes
Three Months Ended September 30, 2017 and 2016:
Provision (benefit) for income taxes for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$2,531	$1,690	$841	49.8%
Effective tax rate	40.0%	(5.2)%
The pretax losses incurred by our operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States, was the primary factor impacting our effective tax rate for the three months ended September 30, 2017 and 2016. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. As of September 30, 2017, we believe that it is reasonably possible that reductions of up to $36.1 million in unrecognized tax benefits may occur within the next 12 months.

Nine Months Ended September 30, 2017 and 2016:
Provision (benefit) for income taxes for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$11,001	$461	$10,540	(2,286.3)%
Effective tax rate	(95.9)%	(0.4)%
The pretax losses incurred by our operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States, was the primary factor impacting our effective tax rate for the nine months ended September 30, 2017 and 2016. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
Income (Loss) from Discontinued Operations
From November 2016 through March 2017, we exited our operations in 11 non-core countries and their results have been presented as discontinued operations for the three and nine months ended September 30, 2017 and 2016. See Note 2, Discontinued Operations and Other Business Dispositions, for additional information about the dispositions and see Note 7, Commitments and Contingencies, for information about indemnification obligations related to discontinued operations.
The loss from discontinued operations for the three months ended September 30, 2017 relates to the final working capital settlement on one of the dispositions and increases to contingent liabilities under indemnification agreements.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three and nine months ended September 30, 2017, special charges and credits included charges related to our restructuring plan and a gain from the sale of intangible assets. For the three and nine months ended September 30, 2016, special charges and credits included gains from business dispositions and charges related to our restructuring plan. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, "Income (loss) from continuing operations" for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Income (loss) from continuing operations	$3,802	$(34,447)	$(22,470)	$(126,754)
Adjustments:
Stock-based compensation (1)	18,235	25,457	59,277	86,960
Depreciation and amortization	35,231	32,897	103,977	101,228
Acquisition-related expense (benefit), net	—	(9)	48	4,305
Restructuring charges (1)	11,503	1,163	18,818	28,378
Gain on sale of intangible assets	(17,149)	—	(17,149)	—
Gains on business dispositions	—	(2,060)	—	(11,399)
Other (income) expense, net (1)	(7,546)	7,917	(8,822)	16,552
Provision (benefit) for income taxes	2,531	1,690	11,001	461
Total adjustments	42,805	67,055	167,150	226,485
Adjusted EBITDA	$46,607	$32,608	$144,680	$99,731

(1)
Represents stock-based compensation expense recorded within "Selling, general and administrative," "Cost of revenue," and "Marketing." "Restructuring charges" includes $0.8 million of additional stock-based compensation for the three months ended September 30, 2017 and $0.8 million and $4.7 million of additional stock-based compensation for the nine months ended September 30, 2017 and 2016, respectively. "Other (income) expense, net" includes $0.1 million and $0.3 million of additional stock-based compensation for the three months ended September 30, 2017 and 2016, respectively, and $0.2 million and $0.7 million of additional stock-based compensation for the nine months ended September 30, 2017 and 2016, respectively.

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
The following is a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, "Net cash provided by (used in) operating activities from continuing operations," for the three and nine months ended September 30, 2017 and 2016 and trailing twelve months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities from continuing operations	$23,861	$(39,879)	$(133,067)	$(165,665)	$161,526	$91,956
Purchases of property and equipment and capitalized software from continuing operations	(14,255)	(12,682)	(43,716)	(49,033)	(62,970)	(64,352)
Free cash flow	$9,606	$(52,561)	$(176,783)	$(214,698)	$98,556	$27,604

Net cash provided by (used in) investing activities from continuing operations	$18,230	$(11,902)	$(9,572)	$(51,537)	$(13,621)	$(82,587)
Net cash provided by (used in) financing activities	$(27,972)	$(38,342)	$(121,622)	$52,868	$(189,155)	$(270,729)
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
Liquidity and Capital Resources
As of September 30, 2017, we had $638.7 million in cash and cash equivalents, which primarily consisted of cash and government money market funds.
Since our inception, we have funded our working capital requirements primarily with cash flows provided by operations and through public and private sales of common and preferred stock, which have yielded net proceeds of approximately $1,857.1 million.
In connection with our third-party and direct revenue sales transactions, we collect cash from credit card payment processors shortly after a sale occurs and remit payment to merchants and inventory suppliers at a later date in accordance with the related contractual payment terms. We expect this favorable working capital cycle to continue for the foreseeable future for voucher-based third-party revenue transactions and direct revenue sales of merchandise inventory. We are currently developing and testing a number of product enhancements intended to make our offerings easier to use for both customers and merchants, including voucherless offerings that are linked to customer credit cards. Those voucherless offerings may involve Groupon collecting a net fee from the merchant, rather than selling a voucher to the customer and then remitting a portion of the proceeds to the merchant. As a result of that working capital profile, our free cash flow could be adversely impacted in future periods as those offerings begin to scale.
Our merchant arrangements are structured as either a redemption payment model or a fixed payment model defined as follows:
Redemption payment model - Under our redemption merchant payment model, we collect payments at the time customers purchase vouchers and make payments to merchants at a subsequent date. Using this payment model, merchants are not paid until the customer redeems the voucher that has been purchased. If a customer does not redeem the voucher under this payment model, we retain all of the gross billings from the unredeemed voucher. The redemption model generally improves our overall cash flow because we do not pay merchants until the customer redeems the voucher. We pay merchants upon redemption for the majority of third-party offerings available through our online marketplaces in our International segment.
Fixed payment model - Under the fixed payment model, merchants are paid regardless of whether the voucher is redeemed. For third-party revenue deals in which the merchant has a continuous presence on our websites and mobile applications by offering deals for an extended period of time, which currently represents a substantial majority of our third-party offerings in North America, we remit payments to the merchant on an ongoing basis, generally bi-weekly, throughout the term of the offering. For product offerings in our Goods category, payment terms with inventory suppliers across our two segments typically range from net 30 days to net 60 days. We pay merchants under the fixed payment model for a majority of offerings available through our online marketplace in North America. However, in the third quarter of 2017, we began to increase our use of redemption payment terms for voucher-based third party offerings in North America and we expect that trend to continue.
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

We generally use our cash flows to fund our operations, make acquisitions, purchase capital assets, purchase stock under our share repurchase program and meet our other cash operating needs. Cash flow used in operating activities, including discontinued operations, was $135.3 million and $171.6 million for the nine months ended September 30, 2017 and 2016, respectively.

We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2017 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of September 30, 2017, the amount of cash and cash equivalents held in foreign jurisdictions was approximately $240.5 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
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

Our Amended and Restated Credit Agreement provides for aggregate principal borrowings of up to $250.0 million and matures in July 2019. As of September 30, 2017, we had no borrowings under our Amended and Restated Credit Agreement and were in compliance with all covenants. See Note 6, Financing Arrangements, for additional information.

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

The Board has authorized us to repurchase up to $700.0 million of our common stock through April 2018 under our share repurchase program. During the three and nine months ended September 30, 2017, we purchased 2,384,200 and 16,906,334 shares of our common stock, respectively, for an aggregate purchase price of $9.2 million and $60.0 million (including fees and commissions), respectively, under that repurchase program. As of September 30, 2017, up to $135.2 million of common stock remained available for purchase under that program. The timing and amount of share repurchases, if any, are determined based on market conditions, limitations under our Amended and Restated Credit Agreement, share price and other factors, and the program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when the Company might otherwise be precluded from doing so.
We currently plan to use our cash and cash equivalents and cash flows generated from our operations to fund investments in technology and marketing, share repurchases, strategic minority investments and business acquisitions and other transactions. Additionally, we have the ability to borrow funds under our Amended and Restated Credit Agreement, as described above. We could also seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for share repurchases, future acquisitions or other strategic investment opportunities.
Cash Flow
Our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations	$(133,067)	$(165,665)	$32,598
Operating activities from discontinued operations	(2,195)	(5,892)	3,697
Operating activities	(135,262)	(171,557)	36,295
Investing activities from continuing operations	(9,572)	(51,537)	41,965
Investing activities from discontinued operations	(9,548)	(182)	(9,366)
Investing activities	(19,120)	(51,719)	32,599
Financing activities	(121,622)	52,868	(174,490)
Effect of exchange rate changes on cash and cash equivalents, including cash classified within current assets of discontinued operations	22,818	6,793	16,025
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets of discontinued operations	(253,186)	(163,615)	(89,571)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	(28,866)	(1,388)	(27,478)
Net increase (decrease) in cash and cash equivalents	$(224,320)	$(162,227)	$(62,093)
Cash Provided by (Used in) Operating Activities
Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain items, including depreciation and amortization, stock-based compensation, restructuring charges, gain on sale of intangible assets, gains and losses on minority investments, deferred income taxes and the effect of changes in working capital and other items.

For the nine months ended September 30, 2017, our net cash used in operating activities from continuing operations of $133.1 million differed from our $22.5 million net loss from continuing operations due to a $264.1 million net decrease related to changes in working capital and other assets and liabilities, partially offset by $153.5 million of non-cash items. The net decrease related to changes in working capital and other assets and liabilities primarily resulted from a $197.8 million decrease in accrued merchant and supplier payables due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2016, as well as the shift in focus on our websites and mobile applications toward offerings in our Local category, which further contributed to the decline in Goods gross billings in the current period. The non-cash items primarily consisted of depreciation and amortization and stock-based compensation.

For the nine months ended September 30, 2016, our net cash used in operating activities from continuing operations of $165.7 million differed from our $126.8 million net loss from continuing operations due to a $231.0 million net decrease related to changes in working capital and other assets and liabilities, partially offset by $192.1 million of non-cash items. The net decrease related to changes in working capital and other assets and liabilities primarily resulted from a $168.9 million decrease in accrued merchant and supplier payables due to the timing of payments to suppliers of merchandise and the seasonally high levels of Goods transactions in the fourth quarter of 2015. The net decrease was also impacted by a $39.5 million payment into an escrow account to fund our securities litigation settlement and $21.3 million of payments for restructuring actions. The non-cash items primarily consisted of depreciation and amortization and stock-based compensation.

Cash Provided by (Used in) Investing Activities

Cash flows provided by (used in) investing activities from continuing operations primarily consists of proceeds from the sale of intangible assets, proceeds from sales and maturities of investments and capital expenditures, including capitalized internally-developed software.

For the nine months ended September 30, 2017, our net cash used in investing activities from continuing operations of $9.6 million primarily consisted of proceeds from the sale of intangible assets of $18.3 million and proceeds from sales and maturities of investments of $16.6 million. Those items were partially offset by $43.7 million in capital expenditures.
For the nine months ended September 30, 2016, our net cash used in investing activities from continuing operations of $51.5 million primarily consisted of $49.0 million in capital expenditures.
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
For the nine months ended September 30, 2017, our net cash used in financing activities of $121.6 million was driven by the following:

•	purchases of treasury stock under our share repurchase program of $61.2 million;

•	payments of capital lease obligations of $25.3 million;

•	taxes paid related to net share settlements of stock-based compensation awards of $23.3 million; and

•	payment of contingent consideration that included $7.8 million classified within financing activities.

For the nine months ended September 30, 2016, our net cash provided by financing activities of $52.9 million was driven by the following:

•	proceeds from issuance of the Notes of $250.0 million;

•	purchases of treasury stock under our share repurchase program of $115.6 million;

•	payments for the purchase of convertible note hedges of $59.2 million;

•	proceeds from the issuance of warrants of $35.5 million;

•	taxes paid related to net share settlements of stock-based compensation awards of $23.3 million;

•	payments of capital lease obligations of $22.0 million; and

•	payments for issuance costs related to the Notes and the Amended and Restated Credit Agreement of $8.1 million.

Free Cash Flow
Free cash flow, a non-GAAP financial measure that comprises net cash provided by operating activities from continuing operations less purchases of property and equipment and capitalized software from continuing operations. Free cash flow for the nine months and trailing twelve months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Free cash flow	$(176,783)	$(214,698)	$37,915	17.7%
Free cash flow TTM	$98,556	$27,604	$70,952	257.0%
The increase in free cash flow for the nine months ended September 30, 2017 was primarily due to a $32.6 million increase in our operating cash flows from continuing operations.
The increase in free cash flow for the trailing twelve months ended September 30, 2017 was due to a $70.5 million increase in our trailing twelve months operating cash flows from continuing operations.
For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures above.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2017 did not materially change from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2017.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2016, and the Current Report on Form 8-K, dated May 17, 2017. In addition, refer to the critical accounting policies and estimates under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU will require lessees to recognize assets and liabilities arising from leases, including operating leases, to be recognized on the balance sheet. The ASU is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods, and requires a modified retrospective transition method. We are still assessing the impact of ASU 2016-02. See Note 10, Commitments and Contingencies, in our Form 10-K, as amended, for the year ended December 31, 2016, and our Current Report on Form 8-K, dated May 17, 2017, for information about our lease commitments.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU requires that companies include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.

The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, and requires a retrospective transition method. We had $9.7 million and $12.0 million of restricted cash as of September 30, 2017 and December 31, 2016, respectively.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three and nine months ended September 30, 2017, we derived approximately 34.7% and 32.0%, respectively, of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances. The British pound sterling has declined significantly against the U.S. dollar following the U.K.’s non-binding "Brexit" referendum on June 23, 2016, whereby a majority of voters supported its withdrawal from the European Union. As a result of the decline in the British pound sterling, the gross billings and revenue from our U.K. operations have been adversely impacted and the expenses from our U.K. operations have been favorably impacted in future periods because our financial statements are reported in U.S. dollars.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of September 30, 2017 and December 31, 2016.
As of September 30, 2017, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $44.9 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $4.5 million. This compares to a $61.6 million working capital deficit subject to foreign currency exposure as of December 31, 2016, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $6.2 million.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and government money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Note 6, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In June 2016, we entered into the Amended and Restated Credit Agreement that provides for aggregate principal borrowings of up to $250.0 million. As of September 30, 2017, there were no borrowings outstanding under the Amended and Restated Credit Agreement. Because the Amended and Restated Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended and Restated Credit Agreement. We also have $42.4 million of capital lease obligations and $11.2 million of investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We do not believe that the interest rate risk on the long-term capital lease obligations and investments is significant.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2017.

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
Based on this evaluation, our management concluded that, as of September 30, 2017, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, except to supplement and amend those risk factors as follows:
We may be subject to breaches of our information technology systems, which could harm our relationships with our customers and merchants, subject us to negative publicity and litigation, and cause substantial harm to our business.
In operating a global online business, we and our third-party service providers maintain significant proprietary information and manage large amounts of personal data and confidential information about our employees, customers and merchants.  We and such service providers are at constant risk of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources). These types of incidents have become more prevalent and pervasive across industries, including in our industry, and such attacks on our systems are expected to occur in the future. Further, we believe we are a compelling target for such attacks as a result of the high profile of our brand and the amount and type of information we maintain relating to our customers and merchants. Any such incident could lead to interruptions, delays or website outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information.
Any failure to prevent or mitigate cybersecurity breaches or other improper access to, or disclosure of, our data or confidential information could result in the loss or misuse of such data or information, negatively impacting customers’ and merchants’ confidence in the security of our services potentially resulting in significant customer or merchant attrition, a decline in purchase frequency, or damage to our brand and reputation.
Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale, the large number of transactions that we process, our payment processing, our geographic footprint and international presence, our use of open source software, the complexity of our systems, the maturity of our systems, processes and risk management framework, our number of employees, the location of our businesses and data storage facilities, the jurisdictions in which we operate and the various and evolving laws and regulatory schemes governing data and data protection applicable to us, the extent to which our current systems, controls, processes and practices permit us to detect, log and monitor security events, our use of cloud based technologies and the outsourcing of some of our business operations.
Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access are a high priority for us, our activities and investment may not be deployed quickly enough or successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures or zero day vulnerabilities.  In addition, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose access credentials or other sensitive information in order to gain access to our secure systems and networks. We also may be subject to additional vulnerabilities as we integrate the systems, computers, software and data of acquired businesses into our networks and separate the systems, computers, software and data of disposed businesses from our networks.
We regularly evaluate and assess our systems and the controls, processes and practices to protect those systems and also conduct periodic penetration testing. The evaluations and testing identify areas of weakness in, and suggested improvements to, the maturity of our systems, processes, and risk management framework as well as vulnerabilities in those systems, processes, and risk management framework that could be attacked and exploited to access and acquire proprietary and confidential information, including information about our customers and merchants. There are no assurances that our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the impact of any cyber intrusion. In addition, in the future we may be required to expend significant additional resources to modify or enhance our protective measures, controls and systems or to improve the maturity of our systems, processes and risk management framework, or investigate or remediate any information security vulnerabilities.  These improvements, modifications and enhancements may take significant time to implement. Further, the sophistication of potential attacks or the capabilities of our systems and processes may not permit us to detect the occurrence of cyber incidents until significant data loss has occurred. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or impact these problems may have on us.  Any actual breach, the perceived threat of a breach or a perceived breach, could cause our customers, merchants, card brands and payment card processors to cease doing business with us or do business with us less frequently, subject us to lawsuits, investigations, regulatory fines or other action or liability or damage to our brand and reputation, which would harm our business, financial condition and results of operations.
Our business is exposed to risks associated with our voucherless offerings.
We are developing and testing voucherless offerings that are linked to customer credit cards. Deals that offer cash back on a customer’s credit card may involve the Company collecting a net fee from the merchant, rather than selling a voucher to the customer and then remitting a portion of the proceeds to the merchant (with the sale of the voucher reported as gross billings). Accordingly, our gross billings could be adversely impacted and significantly reduced if and when those offerings begin to scale. Although we believe that voucherless offerings have the potential to increase customer purchase frequency and generate gross profit growth, there are no assurances that we will be able to scale our voucherless products or that our voucherless products will be successful in increasing customer purchase frequency or gross profit growth, if and when scaled. If we are unable to grow the number of voucherless products in our marketplaces, our results of operations may be adversely affected.
In addition, we currently depend on credit card companies in order to provide our card linked voucherless offerings. We also depend on customers providing us with and allowing us to maintain their credit card information. In the event any credit card company no longer supports our voucherless offerings, or customers do not provide us with or allow us to maintain their credit card information, our results of operations and financial condition could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2017, we did not issue any unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2017, we purchased 2,384,200 shares of our common stock for an aggregate purchase price of $9.2 million (including fees and commissions) under our share repurchase program. A summary of our common stock repurchases during the three months ended September 30, 2017 under our share repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2017	2,114,200	$3.81	2,114,200	$136,247,253
August 1-31, 2017	270,000	4.08	270,000	135,150,211
September 1-30, 2017	—	—	—	135,150,211
Total	2,384,200	$3.84	2,384,200	$135,150,211
See Note 8, Stockholders' Equity and Compensation Arrangements, for discussion regarding our share repurchase program.
The following table provides information about purchases of shares of our common stock during the three months ended September 30, 2017 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2017	374,003	$3.82	—	$—
August 1-31, 2017	716,084	4.00	—	$—
September 1-30, 2017	856,610	4.35	—	$—
Total	1,946,697	$4.12	—	$—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

ITEM 5. OTHER INFORMATION
Election and Departure of Directors
On October 31, 2017, the Board of Directors (the "Board") of Groupon, Inc. (the "Company") elected Deborah Wahl as an independent director of the Company, effective immediately. Ms. Wahl will serve as a member of the Nominating and Corporate Governance Committee of the Board.
There are no arrangements or understandings pursuant to which Ms. Wahl was elected to the Board. Since the beginning of the last fiscal year, there have been no related party transactions between the Company and Ms. Wahl that would be reportable under Item 404(a) of Regulation S-K.
In addition, on October 31, 2017, Bradley Keywell and Jeffrey Housenbold resigned as directors of the Company, and the Board decreased the size of the Board from ten to nine directors. The departures of Mr. Keywell and Mr. Housenbold were not the result of any disagreement with the Company.
On November 1, 2017, the Company issued a press release announcing the changes to its Board, which is attached hereto as Exhibit 99.1 and incorporated herein by reference.
Appointment of Chief Operating Officer
On October 30, 2017, Steve Krenzer, age 59, was appointed as the Company’s Chief Operating Officer.
Mr. Krenzer has served as the Chief Executive Officer of Core Digital Media since October 2012, including leading the Core Digital Media companies LowerMyBills and ClassesUSA until their sale in 2017 and PriceGrabber until its sale in 2015.  Prior to that, Mr. Krenzer held a variety of senior positions at Experian since 1996, most recently serving as President of Experian Interactive Media.
In connection with his appointment as Chief Operating Officer, Mr. Krenzer will receive an annual base salary of $625,000 and will be eligible for an annual performance bonus with a target amount of $625,000. Mr. Krenzer also received an award of 895,032 restricted stock units ("RSUs") under the Groupon, Inc. 2011 Incentive Plan, as amended (the "Plan"), of which 298,344 RSUs will vest on the one year anniversary of the grant date and 74,586 RSUs will vest every three months over a two year period beginning on January 30, 2019. In addition, Mr. Krenzer will be eligible to earn the following number of target performance stock units ("PSUs") under the Plan over a three year period: (i) 198,894 PSUs in 2018, (ii) 198,894 PSUs in 2019 and (iii) 198,894 PSUs in 2020. The PSUs have a maximum payout capped at 200% of the target award for the applicable year. The actual number of PSUs earned in any period, if at all, will be determined based on the Company meeting specific performance objectives to be established by the Compensation Committee within the first 90 days of the applicable year. In addition, the vesting of the RSUs and the issuance of the PSUs are subject to Mr. Krenzer’s continued employment with the Company on the applicable vesting or grant date.
Under Mr. Krenzer’s severance benefit agreement, he will receive severance benefit amounts upon a termination of employment without Cause or for Good Reason equal to 12 months of salary and benefits, the accelerated vesting of outstanding time-based equity awards that are scheduled to vest over the 12 month period following termination and the accelerated vesting of all of his outstanding performance-based equity awards for the applicable performance period. In the event that Mr. Krenzer’s employment is terminated in connection with a change in control of the Company, he will receive an amount equal to 12 months of salary, a pro rata portion of his annual bonus at the target amount and the accelerated vesting of all of his outstanding equity awards.
There are no family relationships between Mr. Krenzer and any of the directors and executive officers of the Company, and there are no transactions in which Mr. Krenzer has an interest requiring disclosure under Item 404(a) of Regulation S-K.
The description of the terms of Mr. Krenzer’s severance benefits agreement is not complete and is qualified in its entirety by the form of severance benefit agreement filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference.
On November 1, 2017, the Company issued a press release announcing the appointment of Mr. Krenzer as its Chief Operating Officer, which is attached hereto as Exhibit 99.2 and incorporated herein by reference.

CEO Compensation
On October 31, 2017, as part of its annual review of the compensation of the Company’s Chief Executive Officer, the Compensation Committee of the Board approved changes to Mr. Williams’ compensation. Mr. Williams will receive an annual base salary of $750,000, effective January 1, 2018, and he will be eligible for an annual performance bonus with a target amount of $750,000 for 2018 (in each case increased from $700,000). In addition, Mr. Williams received an award of (i) 954,696 RSUs under the Plan, which will vest annually in five equal installments beginning on the one year anniversary of the grant date and (ii) 270,000 RSUs under the Plan, of which 180,000 RSUs will vest on the three year anniversary of the grant date and 90,000 RSUs will vest on the four year anniversary of the grant date. Mr. Williams also will be eligible to earn an additional 816,465 target PSUs under the Plan beginning in 2018 to 2022. The PSUs have a maximum payout capped at 200% of the target award for the year. The actual number of PSUs earned in any period, if at all, will be determined based on the Company meeting specific performance objectives to be established by the Compensation Committee within the first 90 days of the applicable year. In addition, the vesting of the RSUs and the issuance of the PSUs are subject to Mr. Williams’ continued employment on the applicable vesting or grant date.
ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press release dated October 31, 2017, announcing the election of Deborah Wahl as a director
99.2	Press release dated October 31, 2017, announcing the appointment of Steve Krenzer as Chief Operating Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of November 2017.

GROUPON, INC.
By:	/s/ Michael Randolfi
	Name:	Michael Randolfi
	Title:	Chief Financial Officer