Form 10-K/A
period 2017-12-31
Groupon, Inc.
filed 2018-03-23
CIK 1490281

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

Emerging growth company
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

EXPLANATORY NOTE

This amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed on February 14, 2018 (the "Original 10-K"), of Groupon, Inc. ("Groupon"). Groupon is filing this Amendment to include in Item 15 the separate financial statements of Monster Holdings LP ("Monster LP") as required by Regulation S-X Rule 3-09 (the "Rule 3-09 financial statements"), which were not included in the Original 10-K and are due within 90 days of our fiscal year end. The Rule 3-09 financial statements include Monster LP's unaudited consolidated balance sheet as of December 31, 2017, and its related unaudited consolidated statements of operations, comprehensive loss, changes in partners' capital, and cash flows for the year ended December 31, 2017.
This Amendment should be read in conjunction with the Original 10-K. Except as expressly set forth herein, this Amendment does not modify or update Groupon’s financial position, results of operations, cash flows, disclosures or other information in the Original 10-K and does not reflect events occurring after February 14, 2018.
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

(3) Exhibits:

The exhibits listed in Item 15 of the Original 10-K and this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March 2018.

GROUPON, INC.

By:	/s/ Michael Randolfi
Name:	Michael Randolfi
Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.3	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 23, 2018.
31.4	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 23, 2018.
32.2	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 23, 2018.
99.1	Unaudited Consolidated Financial Statements of Monster Holdings LP as of and for the year ended December 31, 2017 and the related notes thereto.