Form 10-Q
period 2018-03-31
Groupon, Inc.
filed 2018-05-09
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Yes  ☒         No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐            No  ☒
As of May 7, 2018, there were 564,615,531 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, risk related to volatility in our operating results; execution of our business and marketing strategies; retaining existing customers and adding new customers; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments and any potential adverse impact from the United Kingdom's likely exit from the European Union; retaining and adding high quality merchants; our voucherless offerings; cybersecurity breaches; competing successfully in our industry; changes to merchant payment terms; providing a strong mobile experience for our customers; maintaining our information technology infrastructure; delivery and routing of our emails; claims related to product and service offerings; managing inventory and order fulfillment risks; litigation; managing refund risks; retaining and attracting members of our executive team; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; tax liabilities; tax legislation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors; protecting our intellectual property; maintaining a strong brand; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; our common stock, including volatility in our stock price; our senior convertible notes; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$725,909	$880,129
Accounts receivable, net	81,571	98,294
Prepaid expenses and other current assets	89,282	94,025
Total current assets	896,762	1,072,448
Property, equipment and software, net	146,717	151,145
Goodwill	289,945	286,989
Intangible assets, net	16,925	19,196
Investments (including $103,579 and $109,751 at March 31, 2018 and December 31, 2017, respectively, at fair value)	129,373	135,189
Other non-current assets	23,206	12,538
Total Assets	$1,502,928	$1,677,505
Liabilities and Equity
Current liabilities:
Accounts payable	$23,400	$31,968
Accrued merchant and supplier payables	568,570	770,335
Accrued expenses and other current liabilities	265,920	331,196
Total current liabilities	857,890	1,133,499
Convertible senior notes, net	192,619	189,753
Other non-current liabilities	102,047	102,408
Total Liabilities	1,152,556	1,425,660
Commitments and contingencies (see Note 8)
Stockholders' Equity
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized; 752,664,286 shares issued and 564,062,044 shares outstanding at March 31, 2018; 748,541,862 shares issued and 559,939,620 shares outstanding at December 31, 2017	75	75
Additional paid-in capital	2,192,469	2,174,708
Treasury stock, at cost, 188,602,242 shares at March 31, 2018 and December 31, 2017	(867,450)	(867,450)
Accumulated deficit	(1,006,308)	(1,088,204)
Accumulated other comprehensive income (loss)	29,936	31,844
Total Groupon, Inc. Stockholders' Equity	348,722	250,973
Noncontrolling interests	1,650	872
Total Equity	350,372	251,845
Total Liabilities and Equity	$1,502,928	$1,677,505
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Service	$301,797	$301,577
Product	324,743	372,049
Total revenue	626,540	673,626
Cost of revenue:
Service	31,145	42,873
Product	270,510	321,302
Total cost of revenue	301,655	364,175
Gross profit	324,885	309,451
Operating expenses:
Marketing	99,156	86,342
Selling, general and administrative	222,061	232,058
Restructuring charges	283	2,731
Total operating expenses	321,500	321,131
Income (loss) from operations	3,385	(11,680)
Other income (expense), net	(8,515)	(4,602)
Income (loss) from continuing operations before provision (benefit) for income taxes	(5,130)	(16,282)
Provision (benefit) for income taxes	(2,335)	4,587
Income (loss) from continuing operations	(2,795)	(20,869)
Income (loss) from discontinued operations, net of tax	—	487
Net income (loss)	(2,795)	(20,382)
Net income attributable to noncontrolling interests	(4,093)	(4,032)
Net income (loss) attributable to Groupon, Inc.	$(6,888)	$(24,414)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	0.00	0.00
Basic and diluted net income (loss) per share	$(0.01)	$(0.04)

Weighted average number of shares outstanding
Basic	561,735,937	562,195,243
Diluted	561,735,937	562,195,243
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Income (loss) from continuing operations	$(2,795)	$(20,869)
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translations adjustments	(1,568)	430
Reclassification adjustments related to defined benefit pension plan	—	585
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $0 and $147 for the three months ended March 31, 2018 and 2017, respectively)	(501)	239
Other comprehensive income (loss) from continuing operations	(2,069)	1,254
Comprehensive income (loss) from continuing operations	(4,864)	(19,615)

Income (loss) from discontinued operations	—	487
Other comprehensive income (loss) from discontinued operations - Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	—	(1,793)
Reclassification adjustment included in net income (loss) from discontinued operations	—	(14,718)
Net change in unrealized gain (loss)	—	(16,511)
Comprehensive income (loss) from discontinued operations	—	(16,024)

Comprehensive income (loss)	(4,864)	(35,639)
Comprehensive income (loss) attributable to noncontrolling interests	(4,093)	(4,032)
Comprehensive income (loss) attributable to Groupon, Inc.	$(8,957)	$(39,671)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	748,541,862	$75	$2,174,708	(188,602,242)	$(867,450)	$(1,088,204)	$31,844	$250,973	$872	$251,845
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	88,945	—	88,945	—	88,945
Reclassification for impact of U.S. tax rate change	—	—	—	—	—	(161)	161	—	—	—
Net income (loss)	—	—	—	—	—	(6,888)	—	(6,888)	4,093	(2,795)
Foreign currency translation	—	—	—	—	—	—	(1,568)	(1,568)	—	(1,568)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(501)	(501)	—	(501)
Exercise of stock options	2,400	—	6	—	—	—	—	6	—	6
Vesting of restricted stock units and performance share units	4,157,462	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	746,773	—	2,434	—	—	—	—	2,434	—	2,434
Shares issued to settle liability-classified awards	1,240,379	—	6,436	—	—	—	—	6,436	—	6,436
Tax withholdings related to net share settlements of stock-based compensation awards	(2,024,590)	—	(9,355)	—	—	—	—	(9,355)	—	(9,355)
Stock-based compensation on equity-classified awards	—	—	18,240	—	—	—	—	18,240	—	18,240
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,315)	(3,315)
Balance at March 31, 2018	752,664,286	$75	$2,192,469	(188,602,242)	$(867,450)	$(1,006,308)	$29,936	$348,722	$1,650	$350,372
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income (loss)	$(2,795)	$(20,382)
Less: Income (loss) from discontinued operations, net of tax	—	487
Income (loss) from continuing operations	(2,795)	(20,869)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	26,721	28,667
Amortization of acquired intangible assets	2,940	5,400
Stock-based compensation	19,326	19,701
Deferred income taxes	(6,575)	(74)
(Gain) loss from changes in fair value of investments	5,033	(303)
Impairment of investment	855	—
Amortization of debt discount on convertible senior notes	2,866	2,587
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	17,623	10,594
Prepaid expenses and other current assets	9,601	5,380
Accounts payable	(8,341)	(13,184)
Accrued merchant and supplier payables	(143,330)	(138,238)
Accrued expenses and other current liabilities	(41,564)	(36,040)
Other, net	(2,107)	(1,707)
Net cash provided by (used in) operating activities from continuing operations	(119,747)	(138,086)
Net cash provided by (used in) operating activities from discontinued operations	—	(1,098)
Net cash provided by (used in) operating activities	(119,747)	(139,184)
Investing activities
Purchases of property and equipment and capitalized software	(20,144)	(14,076)
Acquisitions of intangible assets and other investing activities	(238)	56
Net cash provided by (used in) investing activities from continuing operations	(20,382)	(14,020)
Net cash provided by (used in) investing activities from discontinued operations	—	(7,547)
Net cash provided by (used in) investing activities	(20,382)	(21,567)
Financing activities
Payments for purchases of treasury stock	—	(27,234)
Taxes paid related to net share settlements of stock-based compensation awards	(9,179)	(8,970)
Proceeds from stock option exercises and employee stock purchase plan	2,434	2,468
Distributions to noncontrolling interest holders	(3,315)	(3,450)
Payments of capital lease obligations	(9,024)	(8,067)
Payments of contingent consideration related to acquisitions	(1,815)	—
Other financing activities	—	(473)
Net cash provided by (used in) financing activities	(20,899)	(45,726)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	6,191	3,973
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(154,837)	(202,504)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	(28,866)
Net increase (decrease) in cash, cash equivalents and restricted cash	(154,837)	(173,638)
Cash, cash equivalents and restricted cash, beginning of period	885,481	874,906
Cash, cash equivalents and restricted cash, end of period	$730,644	$701,268

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	1,470	1,340
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	(1,022)	(1,185)
Investments acquired in connection with business dispositions	—	2,022
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
The Company's operations are organized into two segments: North America and International. See Note 15, Segment Information.
Unaudited Interim Financial Information
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 14, 2018, as amended by the Form 10-K/A for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's condensed consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control and variable interest entities for which the Company has determined that it is the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as Noncontrolling interests. Equity investments in entities in which the Company does not have a controlling financial interest are accounted for under the equity method, the fair value option, as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.
Reclassifications and Terminology Changes
Certain reclassifications have been made to the condensed consolidated financial statements of prior periods and the accompanying notes to conform to the current period presentation, including the change in presentation of restricted cash in the condensed consolidated statements of cash flows upon adoption of ASU 2016-18. Refer to Note 2, Adoption of New Accounting Standards, for additional information. Additionally, in prior periods, the Company referred to its product revenue and service revenue as "direct revenue" and "third-party and other revenue," respectively. This terminology change did not impact the amounts presented in the condensed consolidated financial statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, variable consideration from unredeemed vouchers, income taxes, valuation of goodwill and intangible assets, investments, customer refunds, contingent liabilities and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.

2. ADOPTION OF NEW ACCOUNTING STANDARDS
The Company adopted the guidance in ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. See Changes to Accounting Policies from Adoption of New Accounting Standards below and Note 10, Revenue Recognition, for information on the impact of adopting Topic 606 on the Company's accounting policies.
The Company adopted the guidance in ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, as amended, on January 1, 2018. This ASU generally requires equity investments to be measured at fair value with changes in fair value recognized through net income and eliminates the cost method for equity securities. However, for equity investments without readily determinable fair values the ASU permits entities to elect to measure the investments at cost adjusted for observable price changes and impairments, with changes in the measurement recognized through net income. We applied that measurement alternative to our equity investments that were previously accounted for under the cost method. The adoption of ASU 2016-01 did not have a material impact on the condensed consolidated financial statements. See Changes to Accounting Policies from Adoption of New Accounting Standards below for additional information on the impact of adopting the ASU on the Company's accounting policies.
The Company adopted the guidance in ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, on January 1, 2018. This ASU requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. Previously, changes in restricted cash were reported within cash flows from operating activities. The Company applied that change in cash flow classification on a retrospective basis, which resulted in an increase of $1.6 million to net cash used in operating activities for the three months ended March 31, 2017.
Restricted cash primarily represents amounts that the Company is unable to access for operational purposes pursuant to letters of credit with financial institutions. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to amounts shown in the condensed consolidated statements of cash flows, as of March 31, 2018 and 2017 and December 31, 2017 (in thousands):

	March 31, 2018	March 31, 2017	December 31, 2017
Cash and cash equivalents	$725,909	$690,975	$880,129
Restricted cash included in prepaid expenses and other current assets	4,332	5,250	4,932
Restricted cash included in other non-current assets	403	5,043	420
Cash, cash equivalents and restricted cash	$730,644	$701,268	$885,481
The Company adopted the guidance in ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, on January 1, 2018. This ASU is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The adoption of ASU 2017-05 did not have a material impact on the condensed consolidated financial statements.
The Company adopted the guidance in ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on January 1, 2018. This ASU requires employers to include only the service cost component of net periodic pension cost in operating expenses, together with other employee compensation costs. The other components of net periodic pension cost, including interest cost, expected return on plan assets, amortization of prior service cost and settlement and curtailment effects, are to be included in non-operating expenses. The adoption of ASU 2017-07 did not have a material impact on the condensed consolidated financial statements.
The Company adopted the guidance in ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, on January 1, 2018. This ASU clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. The adoption of ASU 2017-09 did not have a material impact on the condensed consolidated financial statements.
The Company adopted the guidance in ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, as of January 1, 2018. This ASU permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Jobs Act"). As a result of the adoption of ASU 2018-02, the Company reclassified $0.2 million from accumulated other comprehensive income (loss) to accumulated deficit.
Changes to Accounting Policies from Adoption of New Accounting Standards
Revenue Recognition
Prior to its adoption of Topic 606, the Company recognized revenue when the following criteria were met: persuasive evidence of an arrangement existed; delivery had occurred; the selling price was fixed or determinable and collection was reasonably assured. Following its adoption of Topic 606, the Company recognizes revenue when it satisfies a performance obligation by transferring a promised good or service to a customer. Substantially all of the Company's performance obligations are satisfied at a point in time rather than over time.
Product Revenue
The Company generates product revenue from direct sales of merchandise inventory through its Goods category. For product revenue transactions, the Company is the primary party responsible for providing the good to the customer, it has inventory risk and it has discretion in establishing prices. As such, product revenue is reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, is recognized when title passes to the customer upon delivery of the product.
Service Revenue
Service revenue is primarily earned from transactions in which the Company earns commissions by selling goods or services on behalf of third-party merchants. Those transactions generally involve a customer's purchase of a voucher through one of the Company's online marketplaces that can be redeemed with a third-party merchant for specified goods or services (or for discounts on specified goods or services). Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. The Company recognizes revenue from those transactions when its commission has been earned, which occurs when a sale through one of the Company's online marketplaces is completed and the related voucher has been made available to the customer. The Company believes that its remaining obligations to remit payment to the merchant and to provide information about vouchers sold are administrative activities that are immaterial in the context of the contract with the merchant. Prior to its adoption of Topic 606, the Company deferred the revenue from hotel reservation offerings until the customer's stay commenced. Following its adoption of Topic 606, revenue from hotel reservation offerings is recognized at the time the reservation is made, net of an allowance for estimated cancellations.
The Company also earns commissions when customers make purchases with retailers using digital coupons accessed through its websites and mobile applications and from voucherless merchant offerings in which customers earn cash back on their credit card statements when they transact with third-party merchants. The Company recognizes those commissions as revenue in the period in which the underlying transactions between the customer and the third-party merchant are completed.
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of the Company's online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, the Company retains all of the gross billings for that voucher, rather than retaining only its net commission. Prior to its adoption of Topic 606, the Company recognized that variable consideration from unredeemed vouchers and derecognized the related accrued merchant payables when its legal obligation to the merchant expired, which the Company believes is shortly after the voucher expiration date in most jurisdictions. Following its adoption of Topic 606, the Company estimates the variable consideration from vouchers that will not ultimately be redeemed and recognizes that amount as revenue at the time of sale, rather than when the Company's legal obligation expires. The Company estimates variable consideration from unredeemed vouchers using its historical voucher redemption experience. If actual redemptions differ from the Company's estimates, the effects could be material to the condensed consolidated financial statements.
Refunds
Prior to the adoption of Topic 606, refunds were recorded as a reduction of revenue, except for refunds on service revenue transactions for which the merchant's share was not recoverable, which were presented as a cost of revenue. Following the adoption of Topic 606, all refunds are recorded as a reduction of revenue. The liability for estimated refunds is included within Accrued expenses and other current liabilities on the consolidated balance sheets.
The Company estimates its refund reserve using historical refund experience by deal category. The Company assesses the trends that could affect its estimates on an ongoing basis and makes adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to the Company's refund policies or general economic conditions, may cause future refunds to differ from its initial estimates. If actual refunds differ from the Company's estimates, the effects could be material to the condensed consolidated financial statements.
Discounts, Customer Credits and Other Consideration Payable to Customers
The Company provides discount offers to encourage purchases of goods and services through its online marketplaces. The Company records discounts as a reduction of revenue.
Additionally, the Company issues credits to customers that can be applied to future purchases through its online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer relationship purposes. Credits issued to satisfy refund requests are applied as a reduction to the refunds reserve. Prior to the adoption of Topic 606, customer credits issued for relationship purposes were classified in the condensed consolidated statement of operations as a marketing expense. Following the adoption of Topic 606, customer credits issued for relationship purposes are classified as a reduction of revenue.
Prior to its adoption of Topic 606, the Company recognized breakage income for unused customer credits when they expired or were forfeited. Following its adoption of Topic 606, breakage income from customer credits that are not expected to be used is estimated and recognized as revenue in proportion to the pattern of redemption for customer credits that are used.
Sales and Related Taxes
Sales, use, value-added and related taxes that are imposed on specific revenue-generating transactions are presented on a net basis and excluded from revenue.
Costs of Obtaining Contracts
Prior to its adoption of Topic 606, the Company expensed the incremental costs to obtain contracts with third-party merchants, such as sales commissions, as incurred. Following its adoption of Topic 606, those costs are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. As of March 31, 2018, the Company had $3.9 million and $12.5 million of deferred contract acquisition costs recorded within Prepaid and other current assets and Other non-current assets, respectively. For the three months ended March 31, 2018, the Company amortized $6.8 million of deferred contract acquisition costs and did not recognize any impairment losses in relation to the deferred costs. Those costs are classified within Selling, general and administrative expenses in the condensed consolidated statements of operations.
Cost of Revenue
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. Costs incurred to generate revenue, which include credit card processing fees, editorial costs, compensation expense for technology support personnel who are responsible for maintaining the infrastructure of the Company's websites, amortization of internal-use software relating to customer-facing applications, web hosting and other processing fees are attributed to the cost of service and product revenue in proportion to gross billings during the period. For product revenue transactions, cost of revenue also includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third-party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating the Company's fulfillment center. Prior to adoption of Topic 606, cost of revenue on service revenue transactions also included refunds for which the merchant's share was not recoverable.
Financial Instruments
Prior to the adoption of the guidance in ASU 2016-01, investments in nonmarketable equity shares with no redemption provisions that are not common stock or in-substance common stock or for which the Company does not have the ability to exercise significant influence were accounted for using the cost method of accounting and are classified within Investments on the consolidated balance sheets. Under the cost method of accounting, investments were carried at cost and adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. Subsequent to the adoption of the guidance in ASU 2016-01, the Company applies a measurement alternative for equity investments without readily determinable fair values that permits entities to elect to measure the investments at cost adjusted for observable price changes and impairments, with changes in the measurement recognized through net income.
3. DISCONTINUED OPERATIONS AND OTHER BUSINESS DISPOSITIONS
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
A business disposition that represents a strategic shift and has (or will have) a major effect on an entity's operations and financial results is reported as a discontinued operation. The Company determined that the decision reached by its management and Board of Directors to exit those 11 non-core countries, which comprised a substantial majority of its operations outside of North America and EMEA, represented a strategic shift in its business. Additionally, based on its review of quantitative and qualitative factors relevant to the dispositions, the Company determined that the disposition of the businesses in those countries would have a major effect on its operations and financial results. As such, the results of operations and cash flows for its operations in those countries, including the gains and losses on the dispositions and related income tax effects, are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three months ended March 31, 2018 and 2017.
Dispositions Completed in 2017
In connection with its strategic initiative to exit non-core countries as discussed above, the Company sold an 83% controlling stake in its subsidiary in Israel and sold its subsidiaries in Argentina, Chile, Colombia, Peru, Mexico, Brazil, Singapore and Hong Kong during the three months ended March 31, 2017. The Company recognized a net pretax loss on those dispositions of $1.3 million, which consisted of the following (in thousands):

Three Months Ended March 31, 2017
Net consideration received:
Fair value of minority investments retained or acquired	$2,021
Cash proceeds received	3,462
Cash proceeds receivable	2,000
Less: transaction costs	1,394
Total net consideration received	6,089
Cumulative translation gain reclassified to earnings	14,718
Less: Net book value upon closing of the transactions	14,596
Less: Indemnification liabilities (1)	5,365
Less: Unfavorable contract liability for transition services	2,114
Loss on dispositions	$(1,268)

(1)	See Note 8, Commitments and Contingencies, for additional information about the indemnification liabilities.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations
The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017 (1)
Service revenue	$12,602
Product revenue	2,962
Service cost of revenue	(2,557)
Product cost of revenue	(3,098)
Marketing expense	(1,239)
Selling, general and administrative expense	(9,908)
Restructuring	(778)
Other income, net	3,852
Income (loss) from discontinued operations before loss on dispositions and provision for income taxes	1,836
Loss on dispositions	(1,268)
Provision for income taxes	(81)
Income (loss) from discontinued operations, net of tax	$487

(1)
The income (loss) from discontinued operations before loss on dispositions and provision for income taxes for the three months ended March 31, 2017 includes the results of each business through its respective disposition date.

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the three months ended March 31, 2018 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2017	$178,685	$108,304	$286,989
Foreign currency translation	—	2,956	2,956
Balance as of March 31, 2018	$178,685	$111,260	$289,945
The following table summarizes the Company's intangible assets as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$57,573	$48,845	$8,728	$56,749	$46,513	$10,236
Merchant relationships	11,755	10,302	1,453	11,598	9,853	1,745
Trade names	12,212	10,891	1,321	12,077	10,469	1,608
Developed technology	37,045	37,045	—	36,864	36,864	—
Patents	19,697	15,563	4,134	19,031	15,204	3,827
Other intangible assets	10,757	9,468	1,289	10,875	9,095	1,780
Total	$149,039	$132,114	$16,925	$147,194	$127,998	$19,196

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 5 years. Amortization expense related to intangible assets was $2.9 million and $5.4 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2018	$7,870
2019	6,790
2020	1,280
2021	641
2022	325
Thereafter	19
Total	$16,925
5. INVESTMENTS
The following table summarizes the Company's investments as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	Percent Ownership of Voting Stock			December 31, 2017	Percent Ownership of Voting Stock
Available-for-sale securities:
Convertible debt securities	$11,070				$11,354
Redeemable preferred shares	14,576	19%	to	25%	15,431	19%	to	25%
Total available-for-sale securities	25,646				26,785
Fair value option investments	77,933	10%	to	19%	82,966	10%	to	19%
Other equity investments (1)	25,794	1%	to	19%	25,438	1%	to	19%
Total investments	$129,373				$135,189

(1)
Represents equity investments without readily determinable fair values. Those investments were previously accounted for using the cost method of accounting. Under the cost method, investments were carried at cost and adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. The Company adopted the guidance in ASU 2016-01 on January 1, 2018. Under that guidance, the Company has elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes and impairments. There were no adjustments for observable price changes or impairments related to these investments for the three months ended March 31, 2018.

The following table summarizes the amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company's available-for-sale securities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value
Available-for-sale securities:
Convertible debt securities	$10,422	$1,176	$(528)	$11,070	$10,205	$1,653	$(504)	$11,354
Redeemable preferred shares	14,576	—	—	14,576	15,431	—	—	15,431
Total available-for-sale securities	$24,998	$1,176	$(528)	$25,646	$25,636	$1,653	$(504)	$26,785

(1)	Gross unrealized loss is related to one security that was in a loss position for greater than 12 months as of March 31, 2018 and December 31, 2017.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value Option Investments
In connection with the dispositions of controlling stakes in Ticket Monster, an entity based in the Republic of Korea, in May 2015 and Groupon India in August 2015, the Company obtained minority investments in Monster Holdings LP ("Monster LP") and in Nearbuy Pte Ltd. ("Nearbuy"), respectively. The Company has made an irrevocable election to account for both of those investments at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to those investments because it believes that fair value is the most relevant measurement attribute for those investments, as well as to reduce operational and accounting complexity.
The Company determined that the fair value of its investments in Monster LP and Nearbuy was $73.7 million and $4.2 million, respectively, as of March 31, 2018 and $78.9 million and $4.0 million, respectively, as of December 31, 2017. For the three months ended March 31, 2018, the Company recognized a loss of $5.2 million and a gain of $0.2 million from changes in the fair value of its investments in Monster LP and Nearbuy, respectively. For the three months ended March 31, 2017, the Company recognized a gain of $2.4 million and a loss of $2.1 million from changes in the fair value of its investments in Monster LP and Nearbuy, respectively.
6. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other income (expense), net for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest income	$1,509	$602
Interest expense	(5,493)	(5,319)
Gains (losses), net on changes in fair value of investments	(5,033)	303
Foreign currency gains (losses), net	1,398	51
Impairment of investment	(855)	—
Other	(41)	(239)
Other income (expense), net	$(8,515)	$(4,602)
The following table summarizes the Company's prepaid expenses and other current assets as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Merchandise inventories	$24,771	$25,528
Prepaid expenses	34,668	40,399
Income taxes receivable	9,918	10,299
Other	19,925	17,799
Total prepaid expenses and other current assets	$89,282	$94,025
The following table summarizes the Company's accrued merchant and supplier payables as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Accrued merchant payables	$395,085	$459,662
Accrued supplier payables (1)	173,485	310,673
Total accrued merchant and supplier payables	$568,570	$770,335

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's accrued expenses and other current liabilities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Refunds reserve	$29,434	$31,275
Compensation and benefits	47,255	73,096
Customer credits	18,761	28,487
Income taxes payable	12,239	9,645
Deferred revenue	22,185	29,539
Current portion of capital lease obligations	22,023	25,958
Other	114,023	133,196
Total accrued expenses and other current liabilities	$265,920	$331,196
The following table summarizes the Company's other non-current liabilities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Contingent income tax liabilities	$45,469	$43,699
Capital lease obligations	15,448	18,500
Deferred income taxes	880	811
Other	40,250	39,398
Total other non-current liabilities	$102,047	$102,408
The following table summarizes the components of accumulated other comprehensive income (loss) as of March 31, 2018 and December 31, 2017 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Total
Balance as of December 31, 2017	$30,962	$882	$31,844
Reclassification for impact of U.S. tax rate change	—	161	161
Other comprehensive income (loss)	(1,568)	(501)	(2,069)
Balance as of March 31, 2018	$29,394	$542	$29,936
7. FINANCING ARRANGEMENTS
Convertible Senior Notes
On April 4, 2016, the Company issued $250.0 million in aggregate principal amount of convertible senior notes (the "Notes") in a private placement to A-G Holdings, L.P. ("AGH"). Michael Angelakis, the chairman and chief executive officer of Atairos Group, Inc. ("Atairos"), joined the Company's Board of Directors in connection with the issuance of the Notes. Atairos controls the voting power of AGH. The net proceeds from this offering were $243.2 million after deducting issuance costs. The Notes bear interest at a rate of 3.25% per annum, payable annually in arrears on April 1 of each year, beginning on April 1, 2017. The Notes will mature on April 1, 2022, subject to earlier conversion or redemption.
Each $1,000 of principal amount of the Notes initially is convertible into 185.1852 shares of common stock, which is equivalent to an initial conversion price of $5.40 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company can elect to settle the conversion value in cash, shares of its common stock, or any combination of cash and shares of its common stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, the Company may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture"). Based on the closing price of the Company's common stock of $4.34 as of March 31, 2018, the if-converted value of the Notes was less than the principal amount.
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
The Company incurred transaction costs of approximately $6.8 million related to the issuance of the Notes. Those transaction costs were allocated to the liability and equity components in the same manner as the allocation of the proceeds from the Notes. Transaction costs attributable to the liability component of $4.8 million were recorded as a debt discount in the condensed consolidated balance sheet and are being amortized to interest expense over the term of the Notes. Transaction costs attributable to the equity component of $2.0 million were recorded in stockholders' equity as a reduction of the equity component.
The carrying amount of the Notes consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(57,381)	(60,247)
Net carrying amount of liability component	$192,619	$189,753

Net carrying amount of equity component	$67,014	$67,014
The estimated fair value of the Notes as of March 31, 2018 and December 31, 2017 was $281.5 million and $285.6 million, respectively, and was determined using a lattice model. The Company classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as its stock price volatility over the term of the Notes and its cost of debt.
As of March 31, 2018, the remaining term of the Notes is approximately four years. During the three months ended March 31, 2018 and 2017, the Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Contractual interest expense (3.25% of the principal amount per annum)	$2,032	$2,032
Amortization of debt discount	2,866	2,587
Total interest expense	$4,898	$4,619
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
The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
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
As of March 31, 2018 and December 31, 2017, the Company had no borrowings and had outstanding letters of credit of $23.4 million and $22.7 million, respectively, under the Amended and Restated Credit Agreement.
8. COMMITMENTS AND CONTINGENCIES
Except for the changes set forth below, the Company's commitments as of March 31, 2018 and through the date these condensed consolidated financial statements were issued did not materially change from the amounts set forth in the Company's 2017 Annual Report on Form 10-K.
Purchase Obligations
In the first quarter 2018, the Company entered into a non-cancelable arrangement for cloud computing services. As of March 31, 2018, future payments under that contractual obligation are as follows (in thousands):

2018	$1,500
2019	3,400
2020	3,400
2021	3,400
2022	3,400
Total	$15,100
Leases
In May 2018, the Company entered into a new office lease for one of its foreign locations. The future payments under that operating lease for each of the next five years and thereafter are as follows (in thousands):

2018	$2,461
2019	2,749
2020	2,749
2021	2,749
2022	2,749
Thereafter	6,187
Total minimum lease payments	$19,644
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
On March 2, 2016, International Business Machines Corporation ("IBM") filed a complaint in the United States District Court for the District of Delaware against the Company (the "Delaware Action"). In the Delaware Action, IBM alleges that the Company has infringed and continues to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. On December 13, 2016, the Company filed a motion to invalidate two of IBM’s patents relating to the presentation of applications and advertising on the grounds that such patents are patent-ineligible. The court denied the motion on November 17, 2017. The court issued an order construing disputed terms in the patent claims on August 3, 2017. On March 24, 2017, the Company filed a petition for inter partes review with the United States Patent and Trademark Office seeking to invalidate IBM’s asserted patent related to single sign-on processes. IBM filed its preliminary response on July 6, 2017. The Patent Trial and Appeal Board denied the Company’s petition for review on October 2, 2017. The Company filed a Request for Rehearing and Reconsideration with the Patent Trial and Appeal Board on November 1, 2017, which was also denied. In the Delaware Action, the Company filed a motion on March 5, 2018 for summary judgment that it does not infringe the asserted patents and that IBM may not claim an earlier priority date for its patent relating to preserving state information in online transactions to overcome the Company’s challenge that the patent is invalid. The Company also filed a motion to exclude IBM’s damages expert's testimony, on the ground that the expert's opinions of IBM’s damages claim do not meet the requisite standard for expert testimony. On March 5, 2018, IBM moved for summary judgment that certain asserted claims of IBM’s patent relating to preserving state information in online transactions are not invalid, that certain prior art references raised by the Company do not anticipate or render obvious asserted claims of two of IBM’s patents, and that the Company cannot claim certain affirmative defenses. IBM filed a motion to preclude the Company’s damages or technical expert from referencing alternatives to the allegedly infringing technologies, but did not ask the court to exclude either of their testimonies in full. The parties participated in a mediation on the case before a federal magistrate judge in Delaware on April 3, 2018.  No settlement was reached at that mediation. A hearing on the parties' cross-motions for summary judgment, and on the parties’ respective challenges to expert witness testimony, subsequently was held on April 24, 2018 and the court has taken the motions under advisement. There is no set ruling date. Trial is scheduled to commence on July 16, 2018 in the Delaware Action. On May 9, 2016, the Company filed a complaint in the United States District Court for the Northern District of Illinois against IBM (the "Illinois Action"). The Company alleges that IBM has infringed and continues to willfully infringe one of the Company’s patents relating to location-based services. The Company intends to seek damages and injunctive relief for IBM’s infringement of this patent. On December 20, 2016, IBM filed a motion to dismiss this case, and the court denied that motion. The court held a Markman hearing on April 3, 2017, but has not yet construed the claims. On May 18, 2017, IBM filed two petitions for inter partes review with the United States Patent and Trademark Office seeking to invalidate the Company’s patent relating to location-based services. The Company filed its preliminary responses on September 6, 2017. The Patent Office denied one petition and instituted a review of the Company’s patent in response to the other petition, but such review did not include all claims requested by IBM. On May 1, 2018, the Patent Office stated that it would institute review of the claims that were not previously under review based on a recent Supreme Court decision (SAS Institute, Inc. v. Iancu) finding that the Patent Office must institute review of either all or none of claims petitioners seek to review. A trial date is not yet set in the Illinois Action. The Company plans to vigorously defend against the claims filed by IBM in the Delaware Action and the challenges to the Company’s patent in the Illinois Action.
In addition, other third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their intellectual property rights. The Company is subject to intellectual property disputes, including patent infringement claims, and expects that it will increasingly be subject to intellectual property infringement claims as its services expand in scope and complexity. The Company has in the past litigated such claims, and the Company is presently involved in several patent infringement and other intellectual property-related claims (including the IBM matter described above), including pending litigation or trademark disputes relating to, for example, the Company's Goods category, some of which could involve potentially substantial claims for damages or injunctive relief. The Company may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and as the Company becomes subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. The Company believes that additional lawsuits alleging that it has violated patent, copyright or trademark laws will be filed against it. Intellectual property claims, whether meritorious or not, are time consuming and often costly to resolve, could require expensive changes in the Company's methods of doing business or the goods it sells, or could require it to enter into costly royalty or licensing agreements.
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
The Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and reasonably estimable. Those accruals represent management's best estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. For certain of the matters described above, there are inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim. However, the Company believes that the amount of reasonably possible losses in excess of the amounts accrued for those matters would not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. The Company's accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation and other regulatory matters can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Indemnifications
In connection with the dispositions of the Company's operations in Latin America (see Note 3, Discontinued Operations and Other Business Dispositions), the Company agreed to indemnify the buyer for certain tax and other matters. The indemnification liabilities were initially recorded at their fair value, estimated to be $5.4 million using a probability-weighted expected cash flow approach, upon closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations. The Company estimates that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of March 31, 2018 is approximately $19.0 million.
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
9. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
The Company's Board of Directors (the "Board") has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of its common stock. As of March 31, 2018 and December 31, 2017, there were no shares of preferred stock outstanding.

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
Share Repurchase Program
In May 2018, the Board authorized the Company to repurchase up to $300.0 million of its common stock under a new share repurchase program. The Company's prior share repurchase program expired in April 2018. During the three months ended March 31, 2018, the Company did not purchase any shares under that program. As of March 31, 2018 and upon its expiration the following month, up to $135.2 million of common stock remained available for purchase under that prior share repurchase program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended and Restated Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"), which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of March 31, 2018, 63,923,154 shares of common stock were available for future issuance under the Plans.
The stock-based compensation expense related to stock awards issued under the Plans and acquisition-related awards are presented within the following line items of the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$396	$663
Marketing	1,794	1,802
Selling, general and administrative	17,088	17,185
Other income (expense)	48	51
Total stock-based compensation expense	$19,326	$19,701
The Company also capitalized $1.7 million and $1.5 million of stock-based compensation for the three months ended March 31, 2018 and 2017, respectively, in connection with internally-developed software. As of March 31, 2018, a total of $107.9 million of unrecognized compensation costs related to unvested employee stock awards are expected to be recognized over a remaining weighted-average period of 1.32 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the three months ended March 31, 2018 and 2017, 746,773 and 877,845 shares of common stock, respectively, were issued under the ESPP.
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years. Restricted stock units are amortized on a straight-line basis over the requisite service period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes activity regarding unvested restricted stock units granted under the Plans for the three months ended March 31, 2018:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2017	28,939,110	$4.32
Granted	2,610,912	5.24
Vested	(3,878,827)	4.53
Forfeited	(1,608,149)	4.02
Unvested at March 31, 2018	26,063,046	4.40
Performance Share Units
The performance share units granted under the Plans vest in shares of the Company's common stock upon the achievement of financial and operational targets specified in the respective award. The awards are subject to both continued employment through the performance period dictated by the award and certification by the Compensation Committee that the specified financial and operational targets have been achieved.
During the three months ended March 31, 2018, the Company granted performance share units for which the maximum number of common shares issuable upon vesting of those performance share units is 3,283,114 shares, the grant date fair value was $5.20 per unit and the total grant date fair value of the shares for which the performance conditions are expected to be met was $8.5 million. During the three months ended March 31, 2018, 278,635 shares of the Company's common stock were issued related to performance share units granted in the previous year following the Compensation Committee's certification of the Company's financial and operational metrics for the year ended December 31, 2017. The weighted average grant date fair value of those units was $3.78 per share.
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
During the three months ended March 31, 2018, 1,240,379 shares of the Company's common stock were issued related to performance bonus awards granted in the previous year following the Compensation Committee's certification of the Company's financial and operational metrics for the year ended December 31, 2017. The weighted average grant date fair value of those awards was $5.20 per share.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes the stock option activity for the three months ended March 31, 2018:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding and exercisable at December 31, 2017	885,580	$0.62	1.76	$3,967
Exercised	(2,400)	2.36
Forfeited	—	—
Outstanding and exercisable at March 31, 2018	883,180	0.61	1.51	$3,294

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of March 31, 2018 and December 31, 2017, respectively.

10. REVENUE RECOGNITION
Product and service revenue are generated from sales transactions through the Company's online marketplaces in three primary categories: Local, Goods and Travel.
Product revenue is earned from direct sales of merchandise inventory to customers and includes any related shipping fees. Service revenue primarily represents the net commissions earned by the Company from selling goods and services provided by third-party merchants. Those marketplace transactions generally involve the online delivery of a voucher that can be redeemed by the purchaser with the third-party merchant for goods or services (or for discounts on goods or services). To a lesser extent, service revenue also includes commissions earned when customers make purchases with retailers using digital coupons accessed through the Company's websites and mobile applications. Additionally, in the United States the Company has recently been developing and testing voucherless offerings that are linked to customer credit cards. Customers claim those voucherless merchant offerings through the Company's online marketplaces and earn cash back on their credit card statements when they transact with the related merchants, who pay the Company commissions for such transactions.
In connection with most of our product and service revenue transactions, we collect cash from credit card payment processors shortly after a sale occurs. For transactions in which the Company earns commissions when customers make purchases with retailers using digital coupons accessed through its websites and mobile applications, the Company generally collects payment from affiliate networks on terms ranging from 30 to 150 days.
Previously, the Company referred to its product revenue and service revenue as "direct revenue" and "third-party and other revenue," respectively.
Adoption of ASC Topic 606, Revenue from Contracts with Customers
On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("Topic 606") using the modified retrospective method. Beginning on January 1, 2018, results are presented in accordance with the Company's revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical policies. The adoption of Topic 606 did not significantly impact the Company's presentation of revenue on a gross or net basis. The following changes resulted from the adoption of Topic 606:

•
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of the Company's online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, the Company retains all of the gross billings for that voucher, rather than retaining only its net commission. Prior to its adoption of Topic 606, the Company recognized that variable consideration from unredeemed vouchers and derecognized the related accrued merchant payables when its legal obligation to the merchant expired, which the Company believes is shortly after the voucher expiration date in most jurisdictions. Following its adoption of Topic 606, the Company estimates the variable consideration from vouchers that will not ultimately be redeemed and recognizes that amount as revenue at the time of sale, rather than when the Company's legal obligation expires. The Company estimates variable consideration from unredeemed vouchers using its historical voucher redemption experience. Most vouchers sold through the Company's marketplace in the United States do not have

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

expiration dates and redemption payment terms were not widely used in that jurisdiction before 2017, so the Company's North America segment did not have variable consideration from unredeemed vouchers in prior periods.

•
Prior to its adoption of Topic 606, the Company expensed the incremental costs to obtain contracts with third-party merchants, such as sales commissions, as incurred. Following its adoption of Topic 606, those costs are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months.

•
Prior to its adoption of Topic 606, the Company recognized breakage income for unused customer credits when they expired or were forfeited. Following its adoption of Topic 606, breakage income from customer credits that are not expected to be used is estimated and recognized as revenue in proportion to the pattern of redemption for customer credits that are used.

•
Prior to its adoption of Topic 606, the Company deferred the revenue from hotel reservation offerings until the customer's stay commenced. Following its adoption of Topic 606, revenue from hotel reservation offerings is recognized at the time the reservation is made, net of an allowance for estimated cancellations.

•
Prior to its adoption of Topic 606, the Company classified refunds on service revenue transactions for which the merchant's share of the refund amount is not recoverable as a cost of revenue. Following its adoption of Topic 606, those refunds are classified as a reduction of revenue.

•
Prior to its adoption of Topic 606, the Company classified credits issued to consumers for relationship purposes as a marketing expense. Following its adoption of Topic 606, those credits are classified as a reduction of revenue.

The Company recorded a net reduction to its opening accumulated deficit of $88.9 million, which is net of a $6.7 million income tax effect, as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The following table summarizes balance sheet accounts impacted by the cumulative effect of adopting Topic 606 (in thousands):

Account	Increase (decrease) to beginning accumulated deficit
Prepaid expenses and other current assets	$(4,007)
Other non-current assets	(10,223)
Accrued merchant and supplier payables	(64,970)
Accrued expenses and other current liabilities	(13,188)
Other non-current liabilities	3,443
Effect on beginning accumulated deficit	$(88,945)
See Note 2, Adoption of New Accounting Standards, for additional information about the Company's revenue recognition policies before and after the adoption of Topic 606.
Impacts on Condensed Consolidated Financial Statements
The following tables summarize the impacts of adopting Topic 606 on the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2018 (in thousands):
Condensed Consolidated Balance Sheet

	March 31, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
Total assets	$1,502,928	$(13,082)	$1,489,846
Total liabilities	1,152,556	84,185	1,236,741
Total Groupon, Inc. stockholders' equity	350,372	(97,267)	253,105

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
Revenue:
Service revenue (1)	$301,797	$(1,779)	$300,018
Product revenue	324,743	—	324,743
Total revenue	626,540	(1,779)	624,761
Cost of revenue:
Service cost of revenue (2)	31,145	6,275	37,420
Product cost of revenue	270,510	—	270,510
Cost of revenue (2)	301,655	6,275	307,930
Gross profit	324,885	(8,054)	316,831
Operating expenses:
Marketing (3)	99,156	1,573	100,729
Selling, general and administrative (4)	222,061	(1,264)	220,797
Restructuring charges	283	—	283
Total operating expenses	321,500	309	321,809
Income (loss) from operations	3,385	(8,363)	(4,978)
Other income (expense), net	(8,515)	—	(8,515)
Income (loss) before provision (benefit) for income taxes	(5,130)	(8,363)	(13,493)
Provision (benefit) for income taxes (5)	(2,335)	(1,019)	(3,354)
Net income (loss)	$(2,795)	$(7,344)	$(10,139)

(1)
Reflects decreases of $5.6 million related to the timing of recognition of variable consideration from unredeemed vouchers, $3.3 million related to the timing of recognition of revenue from hotel reservation offerings and $0.7 million related to the timing of recognition of breakage revenue from customer credits that are not expected to be used, partially offset by a $7.8 million increase for refunds on service revenue transactions for which the merchant's share is not recoverable and customer credits issued for relationship purposes, which are classified as reductions of revenue under Topic 606.

(2)	Reflects an increase for refunds on service revenue transactions for which the merchant's share is not recoverable, which are classified as a reduction of revenue under Topic 606.

(3)	Reflects an increase for customer credits issued for relationship purposes, which are classified as a reduction of revenue under Topic 606.

(4)	Reflects the amortization of deferred contract acquisition costs in excess of amounts capitalized in the current period.

(5)
As discussed in Note 12, Income Taxes, for the three months ended March 31, 2018, the Company recognized a $6.4 million income tax benefit resulting from the impact of adopting Topic 606 on intercompany activity in certain foreign jurisdictions. That income tax benefit is not reflected in this table, which presents the direct impacts of adopting Topic 606.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment and Category Information

	Three Months Ended March 31, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
North America
Service revenue:
Local	$187,411	$3,613	$191,024
Goods	4,874	—	4,874
Travel	20,084	(3,080)	17,004
Product revenue - Goods	180,887	—	180,887
Total North America revenue	393,256	533	393,789

International
Service revenue:
Local	74,578	(1,445)	73,133
Goods	3,414	(239)	3,175
Travel	11,436	(628)	10,808
Product revenue - Goods	143,856	—	143,856
Total International revenue	233,284	(2,312)	230,972

Consolidated
Service revenue:
Local	261,989	2,168	264,157
Goods	8,288	(239)	8,049
Travel	31,520	(3,708)	27,812
Product revenue - Goods	324,743	—	324,743
Total Consolidated Revenue	$626,540	$(1,779)	$624,761
Contract Balances
The following table summarizes the activity in revenue deferred from contracts with customers for the three months ended March 31, 2018 (in thousands):

Deferred Revenue
Balance as of January 1, 2018	$25,763
Revenue deferred	22,185
Revenue recognized	(25,935)
Foreign currency translation	172
Balance as of March 31, 2018	$22,185
A substantial majority of our deferred revenue relates to product sales for which revenue will be recognized as the products are delivered to customers, generally within one week following the balance sheet date.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the activity in the liability for customer credits for the three months ended March 31, 2018 (in thousands):

Customer Credits
Balance as of January 1, 2018	$19,414
Credits issued	32,386
Credits redeemed (1)	(28,167)
Breakage revenue recognized	(5,036)
Foreign currency translation	164
Balance as of March 31, 2018	$18,761

(1)
Customer credits can be redeemed through the Company's online marketplaces for goods or services provided by a third-party merchant or for merchandise inventory sold by the Company. When customer credits are redeemed for goods or services provided by a third-party merchant, service revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. When customer credits are redeemed for merchandise inventory sold by the Company, product revenue is recognized on a gross basis equal to the amount of the customer credit liability derecognized. Customer credits are primarily used within one year of issuance.

11. RESTRUCTURING
In September 2015, the Company commenced a restructuring plan relating primarily to workforce reductions in its international operations. The Company has also undertaken workforce reductions in its North America segment. In addition to workforce reductions in its ongoing markets, the Company ceased operations in 17 countries within its International segment as part of the restructuring plan between September 2015 and March 2016. Those country exits, which generally comprised the Company's smallest international markets, resulted from a series of separate decisions made at different times during that period that were not part of an overall strategic shift. Costs related to the restructuring plan are classified as Restructuring charges on the condensed consolidated statements of operations. The actions under the Company's restructuring plan were completed as of September 30, 2017 and substantially all of the remaining cash payments for actions under that plan are expected to be disbursed through December 31, 2018.
The Company incurred cumulative costs for employee severance and benefits and other exit costs of $80.5 million under the plan since its inception in September 2015. In addition to those costs, the Company incurred cumulative long-lived asset impairment charges of $7.5 million resulting from its restructuring activities.
The following tables summarize the costs incurred by segment related to the Company’s restructuring plan for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018
	Employee Severance and Benefit Costs (1)	Other Exit Costs (1)	Total Restructuring Charges
North America	$—	$—	$—
International	230	53	283
Consolidated	$230	$53	$283

	Three Months Ended March 31, 2017
	Employee Severance and Benefit Costs (2)	Other Exit Costs	Total Restructuring Charges
North America	$1,778	$177	$1,955
International	523	253	776
Consolidated	$2,301	$430	$2,731

(1)	The $0.3 million of restructuring charges during three months ended March 31, 2018 reflects changes in estimates related to prior actions.

(2)	The employee severance and benefit costs for the three months ended March 31, 2017 related to the termination of approximately 200 employees.
The following table summarizes the restructuring liability activity for each period (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2017	$3,817	$304	$4,121
Charges payable in cash	230	53	283
Cash payments	(720)	(53)	(773)
Foreign currency translation	71	—	71
Balance as of March 31, 2018	$3,398	$304	$3,702
12. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended March 31, 2018, the Company recorded an income tax benefit from continuing operations of $2.3 million on a pretax loss from continuing operations of $5.1 million. For the three months ended March 31, 2017, the Company recorded income tax expense from continuing operations of $4.6 million on a pretax loss from continuing operations of $16.3 million.
The Company's U.S. Federal income tax rate is 21%. The effective tax rate for the three months ended March 31, 2018 reflected a $6.4 million income tax benefit resulting from the impact of adopting Topic 606 on intercompany activity in certain foreign jurisdictions, partially offset by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The primary factor impacting the effective tax rate for the three months ended March 31, 2017 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets.
The Company is currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of those audits. During the fourth quarter 2017, the Company received an income tax assessment and a notification of proposed assessment from the tax authorities in two foreign jurisdictions, totaling $141.8 million in the aggregate. The Company believes that the assessments, which primarily relate to transfer pricing on transactions occurring from 2011 to 2014, are without merit and it intends to vigorously defend itself in those matters. In addition to any potential increases in its liabilities for uncertain tax positions from the ultimate resolution of those assessments, the Company believes that it is reasonably possible that reductions of up to $40.6 million in unrecognized tax benefits may occur within the 12 months following March 31, 2018 upon closing of income tax audits or the expiration of applicable statutes of limitations.
The Tax Cuts and Jobs Act (the "Jobs Act") was signed into law on December 22, 2017. The Company has made provisional estimates for the impact of the Jobs Act related to the re-measurement of deferred income taxes, valuation allowances, uncertain tax positions, and its assessment of permanently reinvested earnings. Those estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations and state tax conformity to federal tax changes. Additionally, while the Company does not expect to incur the deemed repatriation tax, it has not yet finalized the related calculations. The Jobs Act also establishes global intangible low-taxed income ("GILTI") provisions that impose a tax on foreign income in excess of a deemed return on intangible assets of foreign corporations. The Company is in the process of evaluating the impact of taxes on GILTI and has not yet determined whether its accounting policy will be to recognize deferred taxes for basis differences that are expected to affect the amount of GILTI inclusion upon reversal or to recognize taxes on GILTI as an expense in the period incurred.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Additionally, while the Company does not expect to incur the deemed repatriation tax established by the Jobs Act, an actual repatriation from its non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of March 31, 2018 and December 31, 2017 are immaterial, the Company does not intend to distribute earnings of foreign subsidiaries for which it has an excess of the financial reporting basis over the tax basis of its investments and therefore has not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of the Company's foreign subsidiaries is not practical due to the complexities associated with the calculation.
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
Cash equivalents. Cash equivalents primarily consist of AAA-rated money market funds. The Company classified cash equivalents as Level 1 due to the short-term nature of these instruments and measured the fair value based on quoted prices in active markets for identical assets.
Fair value option and available-for-sale securities investments. To determine the fair value of its fair value option investments each period, the Company first estimates the fair value of each entity in its entirety. The Company primarily uses the discounted cash flow method, which is an income approach, to estimate the fair value of the investees. The key inputs to determining fair values under that approach are cash flow forecasts and discount rates. As of March 31, 2018 and December 31, 2017, the Company applied discount rates of 21% and 22%, respectively, in its discounted cash flow valuations for Monster LP. The Company also uses a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of each entity. The discounted cash flow and market multiple valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of each entity. Once the Company determines the fair value of each entity, it then determines the fair value of its specific investments in those entities. The entities have complex capital structures, so the Company applies an option-pricing model that considers the liquidation preferences of each investee’s respective classes of ownership interests to determine the fair value of the Company’s investment in each entity.
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

Contingent consideration. The Company had contingent obligations to transfer cash to the former owners of acquired businesses if specified financial results were met over future reporting periods (i.e., earn-outs). Liabilities for contingent consideration were measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value recorded in earnings within Selling, general and administrative expense on the condensed consolidated statements of operations.

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

The following tables summarize the Company's assets that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$93,325	$93,325	$—	$—
Fair value option investments	77,933	—	—	77,933
Available-for-sale securities:
Convertible debt securities	11,070	—	—	11,070
Redeemable preferred shares	14,576	—	—	14,576

		Fair Value Measurement at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$137,975	$137,975	$—	$—
Fair value option investments	82,966	—	—	82,966
Available-for-sale securities:
Convertible debt securities	11,354	—	—	11,354
Redeemable preferred shares	15,431	—	—	15,431

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Assets
Fair value option investments:
Beginning Balance	$82,966	$82,584
Total gains (losses) included in earnings	(5,033)	303
Ending Balance	$77,933	$82,887
Unrealized gains (losses) still held (1)	$(5,033)	$303
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$11,354	$10,038
Acquisition of convertible debt security	—	1,612
Total gains (losses) included in other comprehensive income (loss)	(501)	42
Total gains (losses) included in earnings (2)	217	239
Ending Balance	$11,070	$11,931
Unrealized gains (losses) still held (1)	$(284)	$281
Redeemable preferred shares:
Beginning Balance	$15,431	$17,444
Total gains (losses) included in other comprehensive income (loss)	—	344
Impairment included in earnings	(855)	—
Ending Balance	$14,576	$17,788
Unrealized (losses) gains still held (1)	$(855)	$344

Liabilities
Contingent Consideration:
Beginning Balance	$—	$14,588
Total losses (gains) included in earnings (3)	—	12
Ending Balance	$—	$14,600
Unrealized losses (gains) still held (1)	$—	$12

(1)
Represents the unrealized losses or gains recorded in earnings and/or other comprehensive income (loss) during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(2)	Represents accretion of interest income and changes in the fair value of an embedded derivative.

(3)	Changes in the fair value of contingent consideration liabilities are classified within Selling, general and administrative expense on the consolidated statements of operations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements after initial recognition for the three months ended March 31, 2018 and 2017.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amount and fair value of equity securities that were classified as cost method investments as of December 31, 2017 (in thousands):

	December 31, 2017
	Carrying Amount	Fair Value
Cost method investments (1)	$25,438	$32,792

(1)
See Note 2, Adoption of New Accounting Standards, and Note 5, Investments, for information about the Company's adoption of ASU 2016-01 on January 1, 2018 and its impact on accounting for equity investments without readily determinable fair values that were previously subject to the cost method of accounting.

The fair values of the Company's cost method investments were determined using the market approach or the income approach, depending on the availability of fair value inputs such as financial projections for the investees and market multiples for comparable companies. The Company classified the fair value measurements of its cost method investments as Level 3 measurements within the fair value hierarchy as of December 31, 2017 because they involve significant unobservable inputs such as cash flow projections and discount rates.
The Company's other financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of these assets and liabilities approximate their respective fair values as of March 31, 2018 and December 31, 2017 due to their short-term nature.
14. INCOME (LOSS) PER SHARE
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
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2018 and 2017 (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31,
	2018	2017
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$(2,795)	$(20,869)
Less: Net income (loss) attributable to noncontrolling interests	4,093	4,032
Net income (loss) attributable to common stockholders - continuing operations	(6,888)	(24,901)
Net income (loss) attributable to common stockholders - discontinued operations	—	487
Net income (loss) attributable to common stockholders	$(6,888)	$(24,414)
Denominator
Weighted-average common shares outstanding	561,735,937	562,195,243

Basic and diluted net income (loss) per share (1):
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	0.00	0.00
Basic and diluted net income (loss) per share	$(0.01)	$(0.04)

(1)
The potentially dilutive impacts of outstanding equity awards, warrants and convertible senior notes have been excluded from the calculation of dilutive net income (loss) per share for the three months ended March 31, 2018 and 2017 as their effect on net income (loss) per share from

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

continuing operations was antidilutive.
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended March 31,
	2018	2017
Restricted stock units	28,033,489	24,360,648
Other stock-based compensation awards	3,212,026	3,813,848
Convertible senior notes	46,296,300	46,296,300
Warrants	46,296,300	46,296,300
Total	123,838,115	120,767,096
The Company had outstanding performance share units as of March 31, 2018 and 2017 that were eligible to vest into shares of common stock subject to the achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were up to 3,283,114 and 683,076 shares of common stock issuable upon vesting of outstanding performance share units as of March 31, 2018 and 2017, respectively, that were excluded from the table above as the performance conditions were not satisfied as of the end of the respective periods.
15. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by the Company's chief operating decision maker to assess performance and make resource allocation decisions. The Company's operations are organized into two segments: North America and International.
The following table summarizes revenue by reportable segment and category for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
North America
Service revenue:
Local	$187,411	$200,545
Goods	4,874	1,704
Travel	20,084	20,462
Product revenue - Goods	180,887	250,646
Total North America revenue (1)	393,256	473,357

International
Service revenue:
Local	74,578	63,575
Goods	3,414	4,289
Travel	11,436	11,002
Product revenue - Goods	143,856	121,403
Total International revenue (1)	$233,284	$200,269

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(1)
North America includes revenue from the United States of $385.4 million and $464.7 million for the three months ended March 31, 2018 and 2017, respectively. International includes revenue from the United Kingdom of $83.0 million and $65.5 million for the three months ended March 31, 2018 and 2017, respectively. There were no other individual countries that represented more than 10% of consolidated total revenue for the three months ended March 31, 2018 and 2017. Prior to the second quarter of 2017, revenue was attributed to individual countries based on the domicile of the legal entities within the Company's consolidated group that undertook those transactions. Beginning in the second quarter of 2017, the Company updated its attribution of revenue by country in the current period to be based on the location of the customer. Revenue amounts by country for the three months ended March 31, 2017 have been retrospectively adjusted to reflect that change in attribution.

The following table summarizes gross profit by reportable segment and category for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
North America
Service gross profit:
Local	$166,756	$169,342
Goods	3,941	1,307
Travel	16,002	15,165
Product gross profit - Goods	32,981	35,123
Total North America gross profit	219,680	220,937

International
Service gross profit:
Local	70,215	59,194
Goods	3,087	3,660
Travel	10,651	10,036
Product gross profit - Goods	21,252	15,624
Total International gross profit	$105,205	$88,514
The following table summarizes operating income by reportable segment for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating income (loss) (1) (2):
North America	$(1,860)	$(14,783)
International	5,245	3,103
Total operating income (loss)	$3,385	$(11,680)

(1)
Includes stock-based compensation of $17.9 million and $18.3 million for North America for the three months ended March 31, 2018 and 2017, respectively, and $1.4 million for International for the three months ended March 31, 2018 and 2017.

(2)
Includes restructuring charges of $2.0 million for North America for the three months ended March 31, 2017 and $0.3 million and $0.8 million for International for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes the Company's total assets by reportable segment as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Total assets:
North America (1)	$920,834	$1,045,072
International (1)	582,094	632,433
Consolidated total assets	$1,502,928	$1,677,505

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(1)
North America contains assets from the United States of $877.8 million and $1,006.2 million as of March 31, 2018 and December 31, 2017, respectively. International contains assets from Ireland of $167.1 million and $219.7 million as of March 31, 2018 and December 31, 2017, respectively. There were no other individual countries that represented more than 10% of consolidated total assets as of March 31, 2018 and December 31, 2017.

16. SUBSEQUENT EVENTS
On April 30, 2018, the Company acquired 80% of the outstanding shares of Cloud Savings Company, Ltd. ("Cloud Savings"). Cloud Savings is a UK-based business that operates online discount code and digital gift card platforms. Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling shareholder giving it the right to acquire the remaining outstanding shares for $8.9 million in December 2018. Additionally, the noncontrolling shareholder has the right to require the Company to purchase its shares in December 2018 for that same amount. Those rights and obligations to acquire the remaining outstanding shares will be recorded as a financing obligation.
The total acquisition price was approximately $72.7 million, consisting of $64.1 million in cash paid at closing and the $8.6 million estimated fair value of the financing obligation. The acquisition-date net working capital of Cloud Savings was approximately $8.8 million, including $6.6 million of cash. The remainder of the preliminary acquisition price allocation had not yet been completed at the time these condensed consolidated financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under Risk Factors and elsewhere in this Quarterly Report.
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
We offer goods and services through our online marketplaces in three primary categories: Local, Goods and Travel. During 2017 and continuing in 2018, we are shifting more of the focus on our websites and mobile applications in North America to offerings in our Local category, which we believe provides us with the greatest opportunity for long-term gross profit growth. As part of our growth strategy, we have also been developing and testing a number of product enhancements that are intended to make our offerings easier to use for both customers and merchants, including voucherless offerings that are linked to customer credit cards.
We generate both product and service revenue from our business operations. In prior periods, we referred to product revenue and service revenue as "direct revenue" and "third-party and other revenue," respectively. This terminology change did not impact amounts presented in the accompanying condensed consolidated financial statements.
We earn product revenue from direct sales of merchandise inventory through our Goods category. Product revenue is reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, is recognized when title passes to the customer upon delivery of the product.
We primarily earn service revenue from transactions in which we earn commissions by selling goods or services on behalf of third-party merchants. Those transactions generally involve a customer's purchase of a voucher through one of our online marketplaces that can be redeemed with a third-party merchant for specified goods or services (or for discounts on specified goods or services). Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. We recognize revenue from those transactions when our commission has been earned, which occurs when a sale through one of our online marketplaces is completed and the related voucher has been made available to the customer. Service revenue also includes commissions that we earn when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications and from voucherless merchant offerings in which customers earn cash back on their credit card statements when they transact with third-party merchants. We recognize those commissions as revenue when earned, which occurs when the underlying transactions between the customer and the third-party merchant are completed.
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

Financial Metrics

•
Revenue. Product revenue is earned from direct sales of merchandise inventory through our Goods category and is reported on a gross basis as the purchase price received from the customer. Service revenue is earned from transactions in which we earn commissions by selling goods or services on behalf of third-party merchants, primarily through sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of that transaction price to the third-party merchant who will provide the related goods or services. Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications and from voucherless merchant offerings in which customers earn cash back on their credit card statements when they transact with third-party merchants.

•
Gross profit. Gross profit reflects the net margin earned after deducting our cost of revenue from our revenue. Due to the lack of comparability between product revenue, which is reported on a gross basis, and service revenue, which primarily consists of transactions reported on a net basis, we believe that gross profit is an important measure for evaluating our performance.

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

The following table presents the above financial metrics for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue	626,540	673,626
Gross profit	324,885	309,451
Adjusted EBITDA	52,607	44,780
Free cash flow (1)	(139,891)	(152,162)

(1)
Prior period free cash flow information has been updated from negative $150.3 million previously reported to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, on January 1, 2018. See Note 2, Adoption of New Accounting Standards, for additional information on the adoption of ASU 2016-18.

Operating Metrics

•
Gross Billings. This metric represents the total dollar value of customer purchases of goods and services. For sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party merchant who will provide the related goods or services, which comprise a substantial majority of our service revenue transactions, gross billings differs from revenue reported in our condensed consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For product revenue transactions, gross billings are equivalent to product revenue reported in our condensed consolidated statements of operations. We consider this metric to be an important indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings on service revenue transactions also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants.

•
Active customers. We define active customers as unique user accounts that have made a purchase during the trailing twelve months ("TTM") either through one of our online marketplaces or directly with a merchant for which we earned a commission. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our offerings is trending. Some customers could establish and make purchases from more than one account, so it is possible that our active customer metric may count certain customers more than once in a given period. For entities that we have acquired in a business combination, this metric includes active customers of the acquired entity, including customers who made purchases prior to the acquisition.

•
Gross billings and gross profit per active customer. These metrics represent the TTM gross billings and gross profit generated per active customer. We use these metrics to evaluate trends in customer spend and in the average contribution to gross billings and profit on a per-customer basis. We updated the calculation of these metrics in the current period to reflect active customers as of the end of the period, rather than the average of active customers as of the beginning and end of period, in the denominator of the calculations. Because our active customer metrics are based on purchases over a TTM period, we believe that this change improves the usefulness of these metrics. The prior period metrics presented below have been updated to reflect this change.

•
Units. This metric represents the number of purchases during the reporting period, before refunds and cancellations, made either through one of our online marketplaces or directly with a merchant for which we earned a commission. We consider unit growth to be an important indicator of the total volume of business conducted through our marketplaces.

Our gross billings for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Gross billings	$1,293,264	$1,357,976

Our active customers, gross billings per active customer and gross profit per active customer for the TTM ended March 31, 2018 and 2017 were as follows:

	Trailing Twelve Months Ended March 31,
	2018	2017
TTM Active customers (in thousands)	49,680	48,335
TTM Gross billings per active customer (1)	$112.34	$117.43
TTM Gross profit per active customer (1)	$27.16	$26.27

(1)
TTM Gross billings per active customer have been updated from $122.68 previously reported and TTM Gross profit per active customer has been updated from $27.45 previously reported for the three months ended March 31, 2017 due to the change in the calculation discussed above.

Our units for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Units	42,424	45,731
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
Growing our Active Customer Base and Customer Value. We must acquire and retain customers and improve gross profit per customer in order to grow our business. We have significantly increased our marketing spending in recent years in order to drive customer growth. Our marketing spending includes investments in offline campaigns intended to increase customer awareness and understanding of the Groupon brand and our product and service offerings. The organic traffic to our websites and mobile applications, including organic traffic from consumers responding to our emails, has declined in recent years, such that an increasing proportion of our traffic is generated from paid marketing channels, such as search engine marketing. As such, we are focused on developing sources of organic traffic other than email and optimizing the efficiency of our marketing spending, which is primarily guided by return on investment thresholds that are currently based on expected months-to-payback targets ranging from 12 to 18 months. Additionally, we consider order discounts and certain other initiatives to drive customer acquisition and activation to be marketing-related activities, even though such activities may not be presented as marketing expenses in our consolidated statements of operations.
Investing in Growth. We have invested significantly in product and technology enhancements intended to support the growth of our online marketplaces and we intend to continue to do so in the future. We have also invested in business acquisitions to grow our merchant and customer base and advance our product and technology capabilities. We are currently developing and testing a number of product enhancements intended to make our offerings easier to use for both customers and merchants, including voucherless offerings that are linked to customer credit cards, which we refer to as Groupon+, and functionality enabling appointment booking at the time an offering is purchased. We believe that those initiatives may be important drivers for increasing customer purchase frequency and growing our business over time. We are currently focusing our efforts on growing customer awareness of the products and scaling the related merchant base. As such, our gross profit and operating income may be adversely impacted in the near term as we focus more of our marketing initiatives and related efforts on early stage voucherless offerings. Additionally, Groupon+ offerings provide cash back on the customer's credit card and involve Groupon collecting a net fee from the merchant, rather than selling a voucher to the customer and then remitting a portion of the proceeds to the merchant. As we report sales of vouchers to customers as gross billings, the growth of Groupon+ transactions in future periods could adversely impact our gross billings trends.
Continuing to Focus on Managing Operating Efficiency. We are focused on effectively managing our cost structure as we seek to generate and grow our profitability in future periods. As a result of numerous divestitures and other exits from countries in which we previously operated, which were completed from 2015 through 2017, we reduced the global footprint of our operations from 47 countries to 15 countries. Additionally, we significantly reduced our global workforce over that period as a result of our restructuring actions. Those restructuring actions and our continuing efforts to automate internal processes have allowed us to centralize many of our back office activities in lower cost shared service centers resulting in significant reductions in our selling, general and administrative expenses in recent periods. We have primarily used those savings to invest in marketing and product enhancements intended to drive the growth of our business. We intend to continue to focus on maintaining operating efficiency.
Results of Operations
Gross Billings
Gross billings is an operating metric that represents the total dollar value of customer purchases of products and services. Gross billings is presented net of customer refunds, order discounts and sales and related taxes. In our Goods category, we generate gross billings from product revenue transactions in which we sell merchandise inventory directly to customers, as well as service revenue transactions in which we sell products on behalf of third-party merchants.
Gross billings for the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Gross billings:
Service	$968,521	$985,922	$(17,401)	(1.8)%
Product	324,743	372,054	(47,311)	(12.7)
Total gross billings	$1,293,264	$1,357,976	$(64,712)	(4.8)

The effect on our gross billings for the three months ended March 31, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended March 31, 2018
	At Avg. Q1 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,241,220	$52,044	$1,293,264

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Gross Billings by Segment
Gross billings by category and segment for the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
North America
Service gross billings:
Local	$543,021	$587,766	$(44,745)	(7.6)%
Goods	28,589	11,942	16,647	139.4
Travel	102,499	114,163	(11,664)	(10.2)
Product gross billings - Goods	180,887	250,646	(69,759)	(27.8)
Total North America gross billings	854,996	964,517	(109,521)	(11.4)

International
Service gross billings:
Local	217,307	191,219	26,088	13.6
Goods	19,583	27,671	(8,088)	(29.2)
Travel	57,522	53,161	4,361	8.2
Product gross billings - Goods	143,856	121,408	22,448	18.5
Total International gross billings	438,268	393,459	44,809	11.4
Total gross billings	$1,293,264	$1,357,976	$(64,712)	(4.8)

The percentages of gross billings by segment for the three months ended March 31, 2018 and 2017 were as follows:

Q1 2018	Q1 2017

North America	International

North America
North America gross billings for the three months ended March 31, 2018 decreased from the prior year, reflecting decreases of $44.7 million in our Local category and $53.1 million in our Goods category. Factors impacting North America gross billings included the following:

•
A decrease in gross billings from our Goods category, which resulted from our ongoing efforts to de-emphasize lower margin product offerings in connection with our strategic initiative to optimize for gross profit generation;

•	We ceased most of our food delivery operations in the third quarter of 2017, which resulted in a $17.4 million decrease in Local gross billings as compared to the prior year period; and

•
We continued to shift customer impressions from traditional voucher offerings with food and drink merchants toward Groupon+ voucherless offerings as we seek to scale that product. While we believe that voucherless offerings have the potential to ultimately drive long-term gross profit growth, the shift away from traditional food and drink vouchers is adversely impacting our gross billings in the near term.

Average customer spend decreased, as gross billings per active customer were $116.95 for the three months ended March 31, 2018, as compared to $125.31 in the prior year period.
Order discounts, which are presented as a reduction of gross billings and revenue, decreased by $11.1 million to $39.2 million for the three months ended March 31, 2018, as compared to $50.3 million in the prior year period.
For the three months ended March 31, 2018, there was a $1.9 million favorable impact on gross billings as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 10, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on the Company's accounting policies.
International
International gross billings increased during the three months ended March 31, 2018, reflecting increases of $26.1 million, $14.4 million and $4.4 million in our Local, Goods and Travel categories, respectively. That increase was primarily driven by a $51.8 million favorable impact from year-over-year changes in foreign currency rates for the three months ended March 31, 2018.
Order discounts, which are presented as a reduction of gross billings and revenue, increased by $4.5 million to $13.8 million for the three months ended March 31, 2018, as compared to $9.3 million in the prior year period.
For the three months ended March 31, 2018, there was a $0.5 million favorable impact on gross billings as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 10, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on the Company's accounting policies.
Revenue
We earn product revenue from direct sales of merchandise inventory through our Goods category. Product revenue is reported on a gross basis as the purchase price received from the customer. Service revenue is earned from transactions in which we earn commissions by selling goods or services on behalf of third-party merchants, primarily through sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of that transaction price to the third-party merchant who will provide the related goods or services. Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications and from voucherless merchant offerings in which customers earn cash back on their credit card statements when they transact with third-party merchants.

Revenue for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenue:
Service	$301,797	$301,577	$220	0.1%
Product	324,743	372,049	(47,306)	(12.7)
Total revenue	$626,540	$673,626	$(47,086)	(7.0)
The effect on revenue for the three months ended March 31, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended March 31, 2018
	At Avg. Q1 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Revenue	$597,251	$29,289	$626,540

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Revenue by Segment
Revenue by category and segment for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
North America
Service revenue:
Local	$187,411	$200,545	$(13,134)	(6.5)%
Goods	4,874	1,704	3,170	186.0
Travel	20,084	20,462	(378)	(1.8)
Product revenue - Goods	180,887	250,646	(69,759)	(27.8)
Total North America revenue	393,256	473,357	(80,101)	(16.9)

International
Service revenue:
Local	74,578	63,575	11,003	17.3
Goods	3,414	4,289	(875)	(20.4)
Travel	11,436	11,002	434	3.9
Product revenue - Goods	143,856	121,403	22,453	18.5
Total International revenue	233,284	200,269	33,015	16.5
Total revenue	$626,540	$673,626	(47,086)	(7.0)
The percentages of revenue by segment for the three months ended March 31, 2018 and 2017 were as follows:

Q1 2018	Q1 2017

North America	International

The percentages of service gross billings that we retained after deducting the merchant's share for the three months ended March 31, 2018 and 2017 were as follows:

North America	International
North America
The decrease in North America revenue for the three months ended March 31, 2018 reflects decreases of $13.1 million and $66.6 million in our Local and Goods categories, respectively. The decreases were attributable to the following:

•	decreases in Goods and Local gross billings, as discussed above; and

•
an increase in the proportion of service revenue transactions in our Goods category, which are reported on a net basis, with a corresponding decrease in in the proportion of product revenue transactions, which are reported on a gross basis.

The percentage of gross billings related to service revenue transactions that we retained after deducting the merchant’s share was substantially consistent with the prior year.
For the three months ended March 31, 2018, there was a $0.5 million unfavorable impact on revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 10, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on the Company's accounting policies.
International
The increase in International revenue for the three months ended March 31, 2018 reflects increases of $11.0 million and $21.6 million in our Local and Goods categories, respectively. The increases were primarily attributable to the following:

•	a $29.2 million favorable impact on international revenue from year-over-year changes in foreign exchange rates for the three months ended March 31, 2018;

•
an increase in the proportion of service revenue transactions in our Goods category, which are reported on a net basis, with a corresponding decrease in in the proportion of product revenue transactions, which are reported on a gross basis; and

•
an increase in the percentage of gross billings that we retained after deducting the merchant’s share in service revenue transactions to 30.4% for the three months ended March 31, 2018, as compared to 29.0% in the prior year period. The percentage of gross billings that we retain after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.

For the three months ended March 31, 2018, there was a $2.3 million favorable impact on revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 10, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on the Company's accounting policies.

Cost of Revenue
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. Costs incurred to generate revenue, which include credit card processing fees, editorial costs, compensation expense for technology support personnel who are responsible for maintaining the infrastructure of our websites, amortization of internal-use software relating to customer-facing applications, web hosting and other processing fees are attributed to the cost of product and service revenue in proportion to gross billings during the period. For product revenue transactions, cost of revenue also includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third-party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our fulfillment center.
Cost of revenue on product and service revenue for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Cost of revenue:
Service	$31,145	$42,873	$(11,728)	(27.4)%
Product	270,510	321,302	(50,792)	(15.8)
Total cost of revenue	$301,655	$364,175	$(62,520)	(17.2)
The effect on cost of revenue for the three months ended March 31, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended March 31, 2018
	At Avg. Q1 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Cost of revenue	$284,785	$16,870	$301,655

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Cost of Revenue by Segment
Cost of revenue by category and segment for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
North America
Service cost of revenue:
Local	$20,655	$31,203	$(10,548)	(33.8)%
Goods	933	397	536	135.0
Travel	4,082	5,297	(1,215)	(22.9)
Product cost of revenue - Goods	147,906	215,523	(67,617)	(31.4)
Total North America cost of revenue	173,576	252,420	(78,844)	(31.2)

International
Service cost of revenue:
Local	4,363	4,381	(18)	(0.4)
Goods	327	629	(302)	(48.0)
Travel	785	966	(181)	(18.7)
Product cost of revenue - Goods	122,604	105,779	16,825	15.9
Total International cost of revenue	128,079	111,755	16,324	14.6
Total cost of revenue	$301,655	$364,175	$(62,520)	(17.2)
The percentages of cost of revenue by segment for the three months ended March 31, 2018 and 2017 were as follows:

Q1 2018	Q1 2017

North America	International

North America
The decrease in North America cost of revenue for the three months ended March 31, 2018 was primarily attributable to the decrease in product revenue transactions as discussed above.
For the three months ended March 31, 2018, there was a $6.3 million favorable impact on cost of revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 10, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
International
The increase in International cost of revenue for the three months ended March 31, 2018 was primarily attributable to a$16.9 million unfavorable impact from year-over-year changes in foreign exchange rates.
Gross Profit
Gross profit for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Gross profit:
Service	$270,652	$258,704	$11,948	4.6%
Product	54,233	50,747	3,486	6.9
Total gross profit	$324,885	$309,451	$15,434	5.0
The effect on gross profit for the three months ended March 31, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended March 31, 2018
	At Avg. Q1 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross profit	$312,466	$12,419	$324,885

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Gross Profit by Segment
Gross profit by category and segment for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
North America
Service gross profit:
Local	$166,756	$169,342	$(2,586)	(1.5)%
Goods	3,941	1,307	2,634	201.5
Travel	16,002	15,165	837	5.5
Product gross profit - Goods	32,981	35,123	(2,142)	(6.1)
Total North America gross profit	219,680	220,937	(1,257)	(0.6)

International
Service gross profit:
Local	70,215	59,194	11,021	18.6
Goods	3,087	3,660	(573)	(15.7)
Travel	10,651	10,036	615	6.1
Product gross profit - Goods	21,252	15,624	5,628	36.0
Total International gross profit	105,205	88,514	16,691	18.9
Total gross profit	$324,885	$309,451	$15,434	5.0
The percentages of gross profit by segment for the three months ended March 31, 2018 and 2017 were as follows:

Q1 2018	Q1 2017

North America	International
North America
North America gross profit for the three months ended March 31, 2018 was substantially consistent with the prior year period.
Gross profit from product revenue transactions in our Goods category decreased by 6.1%, as compared to the 27.8% decrease in revenue from those transactions. That difference was attributable to higher gross margins on product revenue transactions, which were 18.2% for the three months ended March 31, 2018 as compared to 14.0% in the prior year period. The margin improvement resulted from our ongoing efforts to de-emphasize lower margin product offerings and reduce our shipping and fulfillment costs.

For the three months ended March 31, 2018, there was a $5.7 million favorable impact on gross profit as a result of adopting Topic 606 as compared to previous accounting guidance. That favorable impact included $3.0 million related to the change in the timing of recognition of variable consideration from unredeemed vouchers and $2.9 million related to the change in the timing of recognition of revenue from hotel reservation offerings. As a result of the Company’s increased use of pay-on-redemption terms with merchants in North America beginning in the third quarter 2017, we expect that the change to recognizing estimated variable consideration at the time of sale under Topic 606 will drive continued favorability in North America gross profit during the remainder of 2018, as compared to the gross profit that would have been reported in the current year under the previous accounting guidance. The favorable impact from recognizing revenue from hotel reservation offerings at the time of booking was primarily driven by seasonal travel patterns and we do not expect a significant impact from that change for the full year 2018. See Note 2, Adoption of New Accounting Policies, and Note 10, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
International
The increase in International gross profit for the three months ended March 31, 2018 was primarily attributable to the following:

•	a $12.4 million favorable impact on International gross profit from year-over-year changes in foreign exchange rates for the three months ended March 31, 2018; and

•	our ongoing efforts to de-emphasize lower margin product offerings in all of our categories and to reduce our shipping and fulfillment costs on product revenue transactions.
For the three months ended March 31, 2018, there was a $2.3 million favorable impact on gross profit as a result of adopting Topic 606 as compared to previous accounting guidance. That favorable impact primarily reflected $2.7 million related to the change in the timing of recognition of variable consideration from unredeemed vouchers. Our international segment continues to primarily use pay-on redemption terms with merchants and the impact of the change to recognizing variable consideration at the time of sale under Topic 606 could be favorable or unfavorable from period to period for that segment based on seasonal revenue levels, particularly in our Local category, and changes in redemption rates. See Note 2, Adoption of New Accounting Policies, and Note 10, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
Marketing
Marketing expense consists primarily of online marketing costs, such as search engine marketing, advertising on social networking sites and affiliate programs, and offline marketing costs, such as television and radio advertising. Additionally, compensation expense for marketing employees is classified within marketing expense. We record these costs within Marketing on the condensed consolidated statements of operations when incurred. From time to time, we offer deals with well-known national merchants for customer acquisition and activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no service revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. We evaluate marketing expense as a percentage of gross profit because it gives us an indication of how well our marketing spend is driving gross profit growth.
Marketing expense by segment as a percentage of gross profit for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	% of Gross Profit	2017	% of Gross Profit	$ Change	% Change
Marketing:
North America	$71,451	32.5%	$63,543	28.8%	$7,908	12.4%
International	27,705	26.3	22,799	25.8	4,906	21.5
Total marketing	$99,156	30.5	$86,342	27.9	$12,814	14.8

Marketing by Segment
The percentages of marketing expense by segment for the three months ended March 31, 2018 and 2017 were as follows:

Q1 2018	Q1 2017

North America	International
North America
North America segment marketing expense and marketing expense as a percentage of gross profit for the three months ended March 31, 2018 increased from the prior year period, which was primarily attributable to our continued efforts to drive awareness of the Groupon brand and our product and service offerings.
International
International segment marketing expense and marketing expense as a percentage of gross profit for the three months ended March 31, 2018 increased from the prior year period, which was primarily attributable to a $3.6 million unfavorable impact on International segment marketing expense from year-over-year changes in foreign exchange rates and our ongoing strategic initiative to increase our marketing activities to drive customer growth.
Selling, General, and Administrative
Selling expenses reported within Selling, general and administrative on the condensed consolidated statements of operations consist of sales commissions and other compensation expenses for sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses include compensation expense for employees involved in customer service, operations, technology and product development, as well as general corporate functions, such as finance, legal and human resources. Additional costs included in general and administrative include depreciation and amortization, rent, professional fees, litigation costs, travel and entertainment, recruiting, office supplies, maintenance, certain technology costs and other general corporate costs. We evaluate selling, general and administrative expense as a percentage of gross profit because it gives us an indication of our operating efficiency.
Selling, general and administrative expense ("SG&A") as a percentage of gross profit for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	% of Gross Profit	2017	% of Gross Profit	$ Change	% Change
Selling, general and administrative	$222,061	68.4%	$232,058	75.0%	$(9,997)	(4.3)%
The decrease in SG&A and SG&A as a percentage of gross profit for three months ended March 31, 2018 as compared to the prior year period was primarily attributable to our continued efforts to improve our cost structure, including the following:

•	a $4.4 million decrease in compensation-related costs; and

•	decreases in facilities costs, systems costs, and other general expenses.

There was an $8.7 million unfavorable impact from year-over-year changes in foreign currency exchange rates for the three months ended March 31, 2018.
Restructuring Charges
Restructuring charges represent severance and benefit costs for workforce reductions, impairments of long-lived assets and other exit costs resulting from our restructuring activities. See Note 11, Restructuring, for information about our restructuring plan.
Income (Loss) from Operations
Income (loss) from operations by segment for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Income (loss) from operations
North America	$(1,860)	$(14,783)	$12,923	87.4%
International	5,245	3,103	2,142	69.0
Total income (loss) from operations	$3,385	$(11,680)	$15,065	129.0
North America
The improvement in our income (loss) from operations was primarily attributable to a $20.1 million decrease in SG&A, partially offset by a $7.9 million increase in marketing expense.
Income (loss) from operations includes stock-based compensation of $17.9 million and $18.3 million for the three months ended March 31, 2018 and 2017, respectively.
For the three months ended March 31, 2018, there was a $5.2 million favorable impact on income (loss) from operations as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 10, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
International
The improvement in our income (loss) from operations was primarily attributable to a $16.7 million increase in gross profit, partially offset by a $10.1 million increase in SG&A and a $4.9 million increase in marketing expense.
Income (loss) from operations includes stock-based compensation of $1.4 million for the three months ended March 31, 2018 and 2017.
For the three months ended March 31, 2018, there was a $3.1 million favorable impact on income (loss) from operations as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 10, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Other income (expense), net for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Other income (expense), net	$(8,515)	$(4,602)	$(3,913)	(85.0)%
Other income (expense), net for the three months ended March 31, 2018 primarily consisted of the following:

•	$5.0 million net loss on our fair value option investments. See Note 5, Investments, for additional information; and

•	$5.5 million of interest expense.
These items were partially offset by the following:

•	$1.4 million in foreign currency gains, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies; and

•	$1.5 million in interest income.
Other income (expense), net for the three months ended March 31, 2017 primarily consisted of $5.3 million of interest expense.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Provision (benefit) for income taxes	$(2,335)	$4,587	$(6,922)	(150.9)%
Effective tax rate	45.5%	(28.2)%
Our U.S. Federal income tax rate is 21%. The effective tax rate for three months ended March 31, 2018 reflected a $6.4 million income tax benefit resulting from the impact of adopting Topic 606 on intercompany activity in certain foreign jurisdictions, partially offset by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The primary factor impacting the effective tax rate for the three months ended March 31, 2017 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets.
The Company is currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress of and completion of those audits. During the fourth quarter 2017, we received an income tax assessment and a notification of proposed assessment from the tax authorities in two foreign jurisdictions, totaling $141.8 million in the aggregate. We believe that the assessments, which primarily relate to transfer pricing on transactions occurring from 2011 to 2014, are without merit and we intend to vigorously defend ourselves in those matters. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of those assessments, we believe that it is reasonably possible that reductions of up to $40.6 million in unrecognized tax benefits may occur within the 12 months following March 31, 2018 upon closing of income tax audits or the expiration of applicable statutes of limitations.
The Tax Cuts and Jobs Act (the "Jobs Act") was signed into law on December 22, 2017. In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we do not expect to incur the deemed repatriation tax established by the Jobs Act, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of March 31, 2018 and December 31, 2017 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.

We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
Income (Loss) from Discontinued Operations
From November 2016 through March 2017, we exited our operations in 11 non-core countries and their results have been presented as discontinued operations. See Note 3, Discontinued Operations and Other Business Dispositions, for additional information about the dispositions and see Note 8, Commitments and Contingencies, for information about indemnification obligations related to discontinued operations.
Non-GAAP Financial Measures
In addition to financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP financial measures: Adjusted EBITDA, free cash flow and foreign currency exchange rate neutral operating results. Those non-GAAP financial measures, which are presented on a continuing operations basis, are intended to aid investors in better understanding our current financial performance and prospects for the future as seen through the eyes of management. We believe that those non-GAAP financial measures facilitate comparisons with our historical results and with the results of peer companies who present similar measures (although other companies may define non-GAAP measures differently than we define them, even when similar terms are used to identify such measures). However, those non-GAAP financial measures are not intended to be a substitute for those reported in accordance with U.S. GAAP.
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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three months ended March 31, 2018 and 2017, special charges and credits included charges related to our restructuring plan. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Income (loss) from continuing operations	$(2,795)	$(20,869)
Adjustments:
Stock-based compensation (1)	19,278	19,650
Depreciation and amortization	29,661	34,067
Acquisition-related expense (benefit), net	—	12
Restructuring charges	283	2,731
Other (income) expense, net	8,515	4,602
Provision (benefit) for income taxes	(2,335)	4,587
Total adjustments	55,402	65,649
Adjusted EBITDA	$52,607	$44,780

(1)
Represents stock-based compensation expense recorded within Selling, general and administrative, Cost of revenue and Marketing. Other income (expense), net includes $0.05 million for the three months ended March 31, 2018 and 2017.

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
Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not include cash payments for business acquisitions. In addition, free cash flow reflects the impact of the timing difference between when we are paid by customers and when we pay merchants and suppliers. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows. For a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, see Liquidity and Capital Resources below.
Foreign currency exchange rate neutral operating results. Foreign currency exchange rate neutral operating results show current period operating results as if foreign currency exchange rates had remained the same as those in effect in the prior year period. Those measures are intended to facilitate comparisons to our historical performance. For a reconciliation of foreign currency exchange rate neutral operating results to the most comparable U.S. GAAP financial measures, see Results of Operations above.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, cash and cash equivalents and available borrowing capacity under our Amended and Restated Credit Agreement. As of March 31, 2018, we had $725.9 million in cash and cash equivalents, which primarily consisted of bank deposits and government money market funds.
Our net cash flows from operating, investing and financing activities from continuing operations for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash provided by (used in):
Operating activities (1)	$(119,747)	$(138,086)
Investing activities	(20,382)	(14,020)
Financing activities	(20,899)	(45,726)

(1)
Prior period net cash used in operating activities from continuing operations has been updated from $136.2 million previously reported to reflect the adoption of ASU 2016-18 on January 1, 2018. See Note 2, Adoption of New Accounting Standards, for additional information on the adoption of ASU 2016-18.

Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities from continuing operations, less purchases of property and equipment and capitalized software from continuing operations. Our free cash flow for the three months ended March 31, 2018 and 2017 and reconciliations to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities from continuing operations (1)	$(119,747)	$(138,086)
Purchases of property and equipment and capitalized software from continuing operations	(20,144)	(14,076)
Free cash flow (1)	$(139,891)	$(152,162)

(1)
Prior period net cash used in operating activities from continuing operations and free cash flow have been updated from $136.2 million and negative $150.3 million previously reported, respectively, to reflect the adoption of ASU 2016-18 on January 1, 2018. See Note 2, Adoption of New Accounting Standards, for additional information on the adoption of ASU 2016-18.

Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either based on a fixed payment schedule or upon the customer's redemption of the related voucher. For merchants on fixed payment terms, we remit payments on an ongoing basis, generally bi-weekly, throughout the term of the merchant's offering. For purchases of merchandise inventory, our supplier payment terms generally range from net 30 to net 60 days. We have primarily paid merchants on fixed payment terms in North America and upon voucher redemption internationally. In the third quarter of 2017, we began to increase our use of redemption payment terms with our North America merchants as well and we expect that trend to continue.
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
For the three months ended March 31, 2018, our net cash used in operating activities from continuing operations was $119.7 million, as compared to our $2.8 million net loss from continuing operations. That difference was primarily attributable to a $168.1 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers. The difference between our net cash provided by operating activities and our net income from continuing operations due to changes in working capital was partially offset by $51.2 million of non-cash items, including depreciation and amortization and stock-based compensation.
For the three months ended March 31, 2017, our net cash used in operating activities from continuing operations was $138.1 million, as compared to a $20.9 million net loss from continuing operations. That difference was primarily due to a $173.2 million decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers and payments related to our restructuring activities. The difference between our net cash provided by operating activities and our net income from continuing operations due to changes in working capital was partially offset by $56.0 million of non-cash items, including depreciation and amortization and stock-based compensation.
Our net cash used in investing activities from continuing operations was $20.4 million and $14.0 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, our net cash used in investing activities from continuing operations included $20.1 million and $14.1 million, respectively, in purchases of property and equipment and capitalized software.

Our net cash used in financing activities was $20.9 million and $45.7 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, net cash used in financing activities included $9.0 million in payments of capital lease obligations and $9.2 million in taxes paid related to net share settlements of stock-based compensation awards. For the three months ended March 31, 2017, net cash used in financing activities included $27.2 million in purchases of treasury stock under our share repurchase program, $8.1 million in payments of capital lease obligations and $9.0 million in taxes paid related to net share settlements of stock-based compensation awards.
Our Amended and Restated Credit Agreement provides for aggregate principal borrowings of up to $250.0 million and matures in July 2019. As of March 31, 2018, we had no borrowings under our Amended and Restated Credit Agreement and were in compliance with all covenants. See Note 7, Financing Arrangements, for additional information.
As of March 31, 2018, we had $279.0 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars and Japanese yen. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board of Directors authorized us to repurchase up to $300.0 million of our common stock under a new share repurchase program. The Company's prior share repurchase program expired in April 2018. During the three months ended March 31, 2018, we did not purchase any shares under the share repurchase program. As of March 31, 2018 and upon its expiration the following month, up to $135.2 million of our common stock remained available for purchase under that prior share repurchase program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under our Amended and Restated Credit Agreement, share price and other factors, and the program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.
Our cash and cash equivalents and cash flows generated from our operations may be used to fund strategic investments, business acquisitions, working capital needs, investments in technology, marketing and share repurchases. Additionally, we have the ability to borrow funds under our Amended and Restated Credit Agreement. We could also seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for acquisitions, share repurchases or other strategic investment opportunities. Although we can provide no assurances, we believe that our cash and cash equivalents balance and cash generated from operations and available borrowings under our Amended and Restated Credit Agreement should be sufficient to meet our working capital requirements and capital expenditures for at least the next twelve months.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2018 did not materially change from the amounts set forth in our 2017 Annual Report on Form 10-K, except as disclosed in Note 8, Commitments and Contingencies.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2018.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017. In addition, refer to the critical accounting policies and estimates under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

The changes to our revenue recognition policies upon the adoption of Topic 606 on January 1, 2018 represents a material change to our critical accounting policies and estimates during the three months ended March 31, 2018. See Note 2, Adoption of New Accounting Standards, and Note 10, Revenue Recognition, for additional information related to our revised revenue recognition policies.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU will require assets and liabilities arising from leases, including operating leases, to be recognized on the balance sheet. The ASU is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods, and requires a modified retrospective transition method. We are still assessing the impact of ASU 2016-02. See Note 10, Commitments and Contingencies, in our Form 10-K, as amended, for the year ended December 31, 2017 for information about our lease commitments.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses of Financial Instruments. This ASU requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. For available-for-sale debt securities with unrealized losses, entities will be required to recognize credit losses through an allowance for credit losses. The ASU will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. While we are still assessing the impact of ASU 2016-13, we currently believe that the adoption of this guidance will not have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We believe that the adoption of this guidance will not have a material impact on our condensed consolidated financial statements.
There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our condensed consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effect of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about those market risks is set forth below.
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three months ended March 31, 2018, we derived approximately 37.2% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support those markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $13.3 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $1.3 million. This compares to a $21.5 million working capital deficit subject to foreign currency exposure as of December 31, 2017, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $2.2 million.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and government money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Note 7, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In June 2016, we entered into the Amended and Restated Credit Agreement that provides for aggregate principal borrowings of up to $250.0 million. As of March 31, 2018, there were no borrowings outstanding under the Amended and Restated Credit Agreement. Because the Amended and Restated Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended and Restated Credit Agreement. We also have $37.5 million of capital lease obligations and $11.1 million of investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We do not believe that the interest rate risk on the long-term capital lease obligations and investments is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2018.

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
Based on this evaluation, our management concluded that, as of March 31, 2018, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On January 1, 2018, we adopted the revenue recognition guidance in Topic 606. We implemented internal controls designed to provide reasonable assurance that we have properly applied the guidance in Topic 606 to our financial statements. Those internal controls included the establishment of policies and procedures related to estimates required by Topic 606, such as estimates of variable consideration from unredeemed vouchers.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 8, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, except to supplement and amend those risk factors as follows:
We may be subject to breaches of our information technology systems, which could harm our relationships with our customers and merchants, subject us to negative publicity and litigation, and cause substantial harm to our business.
In operating a global online business, we and our third-party service providers maintain significant proprietary information and manage large amounts of personal data and confidential information about our employees, customers and merchants. We and such service providers are at constant risk of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources). These types of incidents have become more prevalent and pervasive across industries, including in our industry, and such attacks on our systems have occurred in the past and are expected to occur in the future. Further, we believe that we are a compelling target for such attacks as a result of the high profile of our brand and the amount and type of information we maintain relating to our customers and merchants. Any such incident could lead to interruptions, delays or website outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information.
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
We maintain a cybersecurity risk management program that is overseen by our Vice President, Information Security, who reports directly to our Chief Technology Officer. Our Vice President, Information Security regularly reports to the Audit Committee on the state of our cybersecurity program and provides updates on cybersecurity matters. We also conduct an annual cybersecurity review with our Board of Directors. As part of our cybersecurity risk management program, we employ security practices to protect and maintain the systems located at our data centers and hosting providers, invest in intrusion, anomaly, and vulnerability detection tools and engage third-party security firms to test the security of our websites and systems.  In addition, we regularly evaluate and assess our systems and the controls, processes and practices to protect those systems and also conduct penetration testing against our own system. The evaluations, assessments and testing identify areas of potential weakness in, and suggested improvements to, the maturity of our systems, processes, and risk management framework as well as vulnerabilities in those systems, processes, and risk management framework that could be attacked and exploited to access and acquire proprietary and confidential information, including information about our customers and merchants. There are no assurances that our cybersecurity risk mitigation program or our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the impact of any cyber intrusion. In addition, in the future we may be required to expend significant additional resources to modify or enhance our protective measures, controls and systems or to improve the maturity of our systems, processes and risk management framework, or investigate or remediate any information security vulnerabilities. These improvements, modifications and enhancements may take significant time to implement. Further, the sophistication of potential attacks or the capabilities of our systems and processes may not permit us to detect the occurrence of cyber incidents until significant data loss has occurred. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or impact these problems may have on us. Any actual breach, the perceived threat of a breach or a perceived breach, could cause our customers, merchants, card brands and payment card processors to cease doing business with us or do business with us less frequently, subject us to lawsuits (including claims for damages), investigations, regulatory fines or other action or liability or damage to our brand and reputation, which would harm our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2018, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
On May 7, 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under a new share repurchase program. The timing and amount of any share repurchases, if any, will be determined based on market conditions, limitations under the amended and restated credit agreement, share price and other factors, and the program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so.
Our prior share repurchase program expired in April 2018. During the three months ended March 31, 2018, we did not purchase any shares under the prior share repurchase program. As of March 31, 2018 and upon its expiration the following month, up to $135.2 million of common stock remained available for purchase under that prior program. See Note 9, Stockholders' Equity and Compensation Arrangements, for discussion regarding our share repurchase program.
The following table provides information about purchases of shares of our common stock during the three months ended March 31, 2018 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2018	367,244	$5.14	—	—
February 1-28, 2018	263,327	4.69	—	—
March 1-31, 2018	1,394,019	4.46	—	—
Total	2,024,590	$4.62	—	—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
On May 7, 2018, the Board of Directors of the Company approved a new share repurchase program, which replaces its prior program that expired in April 2018. Under the new share repurchase program, Groupon is authorized to repurchase up to $300.0 million of its outstanding common stock. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and any such repurchases may be made in the open market or through privately negotiated transactions. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when Groupon might otherwise be precluded from doing so.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amended and Restated Groupon, Inc. Non-Employee Directors’ Compensation Plan
10.2	Form of Notice of Performance Share Unit Award and Form of Performance Share Unit Award Agreement under the Groupon, Inc. 2011 Incentive Plan, as amended
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May 2018.

GROUPON, INC.
By:	/s/ Michael Randolfi
	Name:	Michael Randolfi
	Title:	Chief Financial Officer