Form 10-Q
period 2018-06-30
Groupon, Inc.
filed 2018-08-03
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Yes ☐        No  ☒
As of August 1, 2018, there were 568,395,979 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, risk related to volatility in our operating results; execution of our business and marketing strategies; retaining existing customers and adding new customers; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments and any potential adverse impact from the United Kingdom's likely exit from the European Union; retaining and adding high quality merchants; our voucherless offerings; cybersecurity breaches; competing successfully in our industry; changes to merchant payment terms; providing a strong mobile experience for our customers; maintaining our information technology infrastructure; delivery and routing of our emails; claims related to product and service offerings; managing inventory and order fulfillment risks; litigation; managing refund risks; retaining and attracting members of our executive team; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; tax liabilities; tax legislation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors; protecting our intellectual property; maintaining a strong brand; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; our common stock, including volatility in our stock price; our convertible senior notes; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," the "Company," "we," "our," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$662,893	$880,129
Accounts receivable, net	76,302	98,294
Prepaid expenses and other current assets (including $8,517 and $0 at June 30, 2018 and December 31, 2017, respectively, at fair value)	104,524	94,025
Total current assets	843,719	1,072,448
Property, equipment and software, net	148,450	151,145
Goodwill	328,799	286,989
Intangible assets, net	37,075	19,196
Investments (including $86,578 and $109,751 at June 30, 2018 and December 31, 2017, respectively, at fair value)	109,606	135,189
Other non-current assets	21,051	12,538
Total Assets	$1,488,700	$1,677,505
Liabilities and Equity
Current liabilities:
Accounts payable	$23,026	$31,968
Accrued merchant and supplier payables	528,224	770,335
Accrued expenses and other current liabilities	367,519	331,196
Total current liabilities	918,769	1,133,499
Convertible senior notes, net	195,559	189,753
Other non-current liabilities	103,235	102,408
Total Liabilities	1,217,563	1,425,660
Commitments and contingencies (see Note 8)
Stockholders' Equity
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized; 755,806,627 shares issued and 567,204,385 shares outstanding at June 30, 2018; 748,541,862 shares issued and 559,939,620 shares outstanding at December 31, 2017	76	75
Additional paid-in capital	2,206,741	2,174,708
Treasury stock, at cost, 188,602,242 shares at June 30, 2018 and December 31, 2017	(867,450)	(867,450)
Accumulated deficit	(1,101,342)	(1,088,204)
Accumulated other comprehensive income (loss)	32,307	31,844
Total Groupon, Inc. Stockholders' Equity	270,332	250,973
Noncontrolling interests	805	872
Total Equity	271,137	251,845
Total Liabilities and Equity	$1,488,700	$1,677,505
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Service	$295,652	$315,854	$597,449	$617,426
Product	321,744	346,765	646,487	718,819
Total revenue	617,396	662,619	1,243,936	1,336,245
Cost of revenue:
Service	30,230	38,478	61,375	81,351
Product	263,508	296,074	534,018	617,376
Total cost of revenue	293,738	334,552	595,393	698,727
Gross profit	323,658	328,067	648,543	637,518
Operating expenses:
Marketing	94,178	100,658	193,334	187,000
Selling, general and administrative	294,124	230,223	516,185	462,281
Restructuring charges	(399)	4,584	(116)	7,315
Total operating expenses	387,903	335,465	709,403	656,596
Income (loss) from operations	(64,245)	(7,398)	(60,860)	(19,078)
Other income (expense), net	(26,457)	5,878	(34,972)	1,276
Income (loss) from continuing operations before provision (benefit) for income taxes	(90,702)	(1,520)	(95,832)	(17,802)
Provision (benefit) for income taxes	1,552	3,883	(783)	8,470
Income (loss) from continuing operations	(92,254)	(5,403)	(95,049)	(26,272)
Income (loss) from discontinued operations, net of tax	—	(1,376)	—	(889)
Net income (loss)	(92,254)	(6,779)	(95,049)	(27,161)
Net income attributable to noncontrolling interests	(2,780)	(2,547)	(6,873)	(6,579)
Net income (loss) attributable to Groupon, Inc.	$(95,034)	$(9,326)	$(101,922)	$(33,740)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.17)	$(0.01)	$(0.18)	$(0.06)
Discontinued operations	0.00	(0.01)	0.00	0.00
Basic and diluted net income (loss) per share	$(0.17)	$(0.02)	$(0.18)	$(0.06)

Weighted average number of shares outstanding
Basic	565,284,705	559,762,180	563,502,954	560,978,712
Diluted	565,284,705	559,762,180	563,502,954	560,978,712
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) from continuing operations	$(92,254)	$(5,403)	$(95,049)	$(26,272)
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	2,806	(6,144)	1,238	(5,714)
Net change in unrealized gain (loss) on defined benefit pension plan	—	—	—	585
Available for sale securities:
Net unrealized gain (loss) during the period	(541)	(952)	(1,042)	(713)
Reclassification adjustment for realized (gain) loss on investment included in income (loss) from continuing operations	106	(1,341)	106	(1,341)
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $0 and $147 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $0 for the six months ended June 30, 2018 and 2017, respectively)	(435)	(2,293)	(936)	(2,054)
Other comprehensive income (loss) from continuing operations	2,371	(8,437)	302	(7,183)
Comprehensive income (loss) from continuing operations	(89,883)	(13,840)	(94,747)	(33,455)

Income (loss) from discontinued operations	—	(1,376)	—	(889)
Other comprehensive income (loss) from discontinued operations - Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	—	—	—	(1,793)
Reclassification adjustment included in net income (loss) from discontinued operations	—	—	—	(14,718)
Net change in unrealized gain (loss)	—	—	—	(16,511)
Comprehensive income (loss) from discontinued operations	—	(1,376)	—	(17,400)

Comprehensive income (loss)	(89,883)	(15,216)	(94,747)	(50,855)
Comprehensive income (loss) attributable to noncontrolling interests	(2,780)	(2,547)	(6,873)	(6,579)
Comprehensive income (loss) attributable to Groupon, Inc.	$(92,663)	$(17,763)	$(101,620)	$(57,434)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	748,541,862	$75	$2,174,708	(188,602,242)	$(867,450)	$(1,088,204)	$31,844	$250,973	$872	$251,845
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	88,945	—	88,945	—	88,945
Reclassification for impact of U.S. tax rate change	—	—	—	—	—	(161)	161	—	—	—
Net income (loss)	—	—	—	—	—	(101,922)	—	(101,922)	6,873	(95,049)
Foreign currency translation	—	—	—	—	—	—	1,238	1,238	—	1,238
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(936)	(936)	—	(936)
Exercise of stock options	667,743	—	70	—	—	—	—	70	—	70
Vesting of restricted stock units and performance share units	7,785,719	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	746,773	—	2,434	—	—	—	—	2,434	—	2,434
Shares issued to settle liability-classified awards	1,240,379	—	6,436	—	—	—	—	6,436	—	6,436
Tax withholdings related to net share settlements of stock-based compensation awards	(3,175,849)	—	(14,499)	—	—	—	—	(14,499)	—	(14,499)
Stock-based compensation on equity-classified awards	—	—	37,593	—	—	—	—	37,593	—	37,593
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(6,940)	(6,940)
Balance at June 30, 2018	755,806,627	$76	$2,206,741	(188,602,242)	$(867,450)	$(1,101,342)	$32,307	$270,332	$805	$271,137
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income (loss)	$(95,049)	$(27,161)
Less: Income (loss) from discontinued operations, net of tax	—	(889)
Income (loss) from continuing operations	(95,049)	(26,272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	52,149	57,163
Amortization of acquired intangible assets	6,466	11,583
Stock-based compensation	35,644	41,141
Impairments of Investments	10,044	—
Deferred income taxes	(6,575)	759
(Gain) loss from changes in fair value of investments	8,068	1,145
Amortization of debt discount on convertible senior notes	5,806	5,242
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	27,296	16,229
Prepaid expenses and other current assets	1,489	(11,139)
Accounts payable	(9,340)	(10,723)
Accrued merchant and supplier payables	(172,982)	(182,954)
Accrued expenses and other current liabilities	51,140	(41,491)
Other, net	10,272	(18,159)
Net cash provided by (used in) operating activities from continuing operations	(75,572)	(157,476)
Net cash provided by (used in) operating activities from discontinued operations	—	(2,195)
Net cash provided by (used in) operating activities	(75,572)	(159,671)
Investing activities
Purchases of property and equipment and capitalized software	(37,517)	(29,461)
Proceeds from maturity of investment	—	1,843
Acquisition of business, net of acquired cash	(57,821)	—
Acquisitions of intangible assets and other investing activities	(758)	(184)
Net cash provided by (used in) investing activities from continuing operations	(96,096)	(27,802)
Net cash provided by (used in) investing activities from discontinued operations	—	(9,548)
Net cash provided by (used in) investing activities	(96,096)	(37,350)
Financing activities
Payments for purchases of treasury stock	—	(51,513)
Taxes paid related to net share settlements of stock-based compensation awards	(16,138)	(15,356)
Proceeds from stock option exercises and employee stock purchase plan	2,504	2,477
Distributions to noncontrolling interest holders	(6,940)	(6,426)
Payments of capital lease obligations	(17,239)	(16,670)
Payments of contingent consideration related to acquisitions	(1,815)	(5,689)
Other financing activities	—	(473)
Net cash provided by (used in) financing activities	(39,628)	(93,650)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(6,644)	17,297
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(217,940)	(273,374)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	(28,866)
Net increase (decrease) in cash, cash equivalents and restricted cash	(217,940)	(244,508)
Cash, cash equivalents and restricted cash, beginning of period	885,481	874,906
Cash, cash equivalents and restricted cash, end of period	$667,541	$630,398

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	$9,581	$16,509
Leasehold improvements funded by lessor	557	402
Liability for purchases of treasury stock	—	561
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	(789)	539
Investments acquired in connection with business dispositions	—	2,022
Contingent consideration liability incurred in connection with acquisition of business	1,589	—
Financing obligation incurred in connection with acquisition of business	8,604	—
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
The Company's operations are organized into two segments: North America and International. See Note 16, Segment Information.
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
Reclassifications and Terminology Changes
Certain reclassifications have been made to the condensed consolidated financial statements of prior periods and the accompanying notes to conform to the current period presentation, including the change in presentation of restricted cash in the condensed consolidated statements of cash flows upon adoption of ASU 2016-18. Refer to Note 2, Adoption of New Accounting Standards, for additional information. Additionally, in prior years, the Company referred to its product revenue and service revenue as "direct revenue" and "third-party and other revenue," respectively. This terminology change did not impact the amounts presented in the condensed consolidated financial statements.
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
2. ADOPTION OF NEW ACCOUNTING STANDARDS
The Company adopted the guidance in ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. See Changes to Accounting Policies from Adoption of New Accounting Standards below and Note 11, Revenue Recognition, for information on the impact of adopting Topic 606 on the Company's accounting policies.
The Company adopted the guidance in ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, as amended, on January 1, 2018. This ASU generally requires equity investments to be measured at fair value with changes in fair value recognized through net income and eliminates the cost method for equity securities. However, for equity investments without readily determinable fair values the ASU permits entities to elect to measure the investments at cost adjusted for observable price changes and impairments, with changes in the measurement recognized through net income. The Company applied that measurement alternative to our equity investments that were previously accounted for under the cost method. The adoption of ASU 2016-01 did not have a material impact on the condensed consolidated financial statements. See Changes to Accounting Policies from Adoption of New Accounting Standards below for additional information on the impact of adopting the ASU on the Company's accounting policies.
The Company adopted the guidance in ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, on January 1, 2018. This ASU requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. Previously, changes in restricted cash were reported within cash flows from operating activities. The Company applied that change in cash flow classification on a retrospective basis, which resulted in an increase of $0.5 million to net cash used in operating activities for the six months ended June 30, 2017.
Restricted cash primarily represents amounts that the Company is unable to access for operational purposes pursuant to letters of credit with financial institutions. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to amounts shown in the condensed consolidated statements of cash flows, as of June 30, 2018 and 2017 and December 31, 2017 (in thousands):

	June 30, 2018	June 30, 2017	December 31, 2017
Cash and cash equivalents	$662,893	$618,550	$880,129
Restricted cash included in prepaid expenses and other current assets	4,250	6,569	4,932
Restricted cash included in other non-current assets	398	5,279	420
Cash, cash equivalents and restricted cash	$667,541	$630,398	$885,481
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
Refunds
Prior to the adoption of Topic 606, refunds were recorded as a reduction of revenue, except for refunds on service revenue transactions for which the merchant's share was not recoverable, which were presented as a cost of revenue. Following the adoption of Topic 606, all refunds are recorded as a reduction of revenue. The liability for estimated refunds is included within Accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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
Costs of Obtaining Contracts
Prior to its adoption of Topic 606, the Company expensed the incremental costs to obtain contracts with third-party merchants, such as sales commissions, as incurred. Following its adoption of Topic 606, those costs are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. As of June 30, 2018, the Company had $3.4 million and $11.5 million of deferred contract acquisition costs recorded within Prepaid expenses and other current assets and Other non-current assets, respectively. For the three and six months ended June 30, 2018, the Company amortized $6.5 million and $13.3 million, respectively, of deferred contract acquisition costs and did not recognize any impairment losses in relation to the deferred costs. Those costs are classified within Selling, general and administrative expenses in the condensed consolidated statements of operations.
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
Investments
Prior to the adoption of the guidance in ASU 2016-01, investments in nonmarketable equity shares with no redemption provisions that are not common stock or in-substance common stock or for which the Company does not have the ability to exercise significant influence were accounted for using the cost method of accounting. Those investments are classified within Investments on the condensed consolidated balance sheets. Under the cost method of accounting, investments were carried at cost and adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. Subsequent to the adoption of the guidance in ASU 2016-01, the Company applies a measurement alternative for equity investments without readily determinable fair values that permits entities to elect to measure the investments at cost adjusted for observable price changes and impairments, with changes in the measurement recognized through net income.
Investments in common stock or in-substance common stock for which the Company has the ability to exercise significant influence are accounted for under the equity method, except where the Company has made an irrevocable election to account for the investments at fair value. Those investments are classified within Investments on the condensed consolidated balance sheets. The Company's proportionate share of income or loss on equity method investments and changes in the fair values of investments for which the fair value option has been elected are presented within Other income (expense), net on the condensed consolidated statements of operations.
Investments in convertible debt securities and convertible redeemable preferred shares are accounted for as available-for-sale securities, which are classified within Prepaid expenses and other current assets and Investments on the condensed consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses, net of the related tax effects, are excluded from earnings and recorded as a separate component within Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets until realized. Interest income from available-for-sale securities is reported within Other income (expense), net on the condensed consolidated statements of operations.
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
A business disposition that represents a strategic shift and has (or will have) a major effect on an entity's operations and financial results is reported as a discontinued operation. The Company determined that the decision reached by its management and Board of Directors to exit those 11 non-core countries, which comprised a substantial majority of its operations outside of North America and EMEA, represented a strategic shift in its business. Additionally, based on its review of quantitative and qualitative factors relevant to the dispositions, the Company determined that the disposition of the businesses in those countries would have a major effect on its operations and financial results. As such, the results of operations and cash flows for its operations in those countries, including the gains and losses on the dispositions and related income tax effects, are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017.
Dispositions Completed in 2017
In connection with its strategic initiative to exit non-core countries as discussed above, the Company sold an 83% controlling stake in its subsidiary in Israel and sold its subsidiaries in Argentina, Chile, Colombia, Peru, Mexico, Brazil, Singapore and Hong Kong during the first quarter 2017. The Company recognized a net pretax loss on those dispositions of $1.3 million, which consisted of the following (in thousands):

Net consideration received:
Fair value of minority investments retained or acquired	$2,021
Cash proceeds received	3,462
Cash proceeds receivable	2,000
Less: transaction costs	1,394
Total net consideration received	6,089
Cumulative translation gain reclassified to earnings	14,718
Less: Net book value upon closing of the transactions	14,596
Less: Indemnification liabilities (1)	5,365
Less: Unfavorable contract liability for transition services	2,114
Loss on dispositions	$(1,268)

(1)	See Note 9, Commitments and Contingencies, for additional information about the indemnification liabilities.
Results of Discontinued Operations
The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017 (1)	Six Months Ended June 30, 2017 (2)
Service revenue	$—	$12,602
Product revenue	—	2,962
Service cost of revenue	—	(2,557)
Product cost of revenue	—	(3,098)
Marketing expense	—	(1,239)
Selling, general and administrative expense	(1,376)	(11,284)
Restructuring	—	(778)
Other income, net	—	3,852
Income (loss) from discontinued operations before loss on dispositions and provision for income taxes	(1,376)	460
Loss on dispositions	—	(1,268)
Provision for income taxes	—	(81)
Income (loss) from discontinued operations, net of tax	$(1,376)	$(889)

(1)
Selling, general and administrative expenses from discontinued operations for the three months ended June 30, 2017 primarily related to increases to contingent liabilities under indemnification agreements. See Note 9, Commitments and Contingencies, for information about indemnification obligations related to discontinued operations.

(2)
The income (loss) from discontinued operations before loss on dispositions and provision for income taxes for the six months ended June 30, 2017 includes the results of each business through its respective disposition date.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. BUSINESS COMBINATIONS
On April 30, 2018, the Company acquired 80% of the outstanding shares of Cloud Savings Company, Ltd. ("Cloud Savings"), a UK-based business that operates online discount code and digital gift card platforms. The primary purpose of this acquisition was to expand digital coupon offerings in the Company's international segment. Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling shareholder giving the Company the right to acquire the remaining outstanding shares of Cloud Savings for $8.9 million in December 2018. Additionally, the noncontrolling shareholder has the right to require the Company to purchase its shares in December 2018 for that same amount. The rights and obligations to acquire the remaining outstanding shares were recorded as a financing obligation at its acquisition-date fair value of $8.6 million and is classified within Accrued expenses and other current liabilities on the condensed consolidated balance sheets. The transaction also included a contingent consideration arrangement with an acquisition-date fair value of $1.6 million. The aggregate acquisition-date fair value of the consideration transferred for the Cloud Savings acquisition totaled $74.3 million, which consisted of the following (in thousands):

Cash	$64,065
Financing obligation	8,604
Contingent consideration	1,589
Total	$74,258
The results of the Cloud Savings acquisition are included in the condensed consolidated financial statements from the date of acquisition through June 30, 2018. The fair value of consideration transferred in the business combination is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid a premium for a number of reasons, including growing the Company's merchant base and acquiring an assembled workforce. The goodwill from this business combination is not deductible for tax purposes. The allocation of the acquisition price has been prepared on a preliminary basis, and changes to that allocation may occur as a result of final working capital adjustments and tax return filings.
The following table summarizes the allocation of the aggregate acquisition price of the Cloud Savings acquisition (in thousands):

Cash and cash equivalents	$6,244
Accounts receivable	5,885
Prepaid expenses and other current assets	804
Property, equipment and software	226
Goodwill	46,217
Intangible assets (1) :
Merchant relationships	20,322
Trade names	2,609
Developed technology	549
Other intangible assets	687
Total assets acquired	$83,543
Accounts payable	$693
Accrued merchant and supplier payables	386
Accrued expenses and other current liabilities	6,130
Other non-current liabilities	2,076
Total liabilities assumed	$9,285
Total acquisition price	$74,258

(1)	The estimated useful lives of the acquired intangible assets are 6 years for merchant relationships, 8 years for trade names, 2 years for developed technology, and 1 year for other intangible assets.
For the three and six months ended June 30, 2018, $0.7 million of external transaction costs related to that business combination, primarily consisting of legal and advisory fees, are classified within Selling, general and administrative on the condensed consolidated statements of operations.
The revenue and net loss of Cloud Savings included in the Company's condensed consolidated statements of operations were $3.0 million and $0.1 million, respectively, for the period from April 30, 2018 through June 30, 2018. Pro forma results of operations for the Cloud Savings acquisition are not presented as the pro forma effects of that acquisition were not material to the Company's condensed consolidated results of operations.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill activity by segment for the six months ended June 30, 2018 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2017	$178,685	$108,304	$286,989
Goodwill related to acquisition	—	46,217	46,217
Foreign currency translation	—	(4,407)	(4,407)
Balance as of June 30, 2018	$178,685	$150,114	$328,799
The following table summarizes the Company's intangible assets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$55,952	$48,695	$7,257	$56,749	$46,513	$10,236
Merchant relationships	30,969	10,778	20,191	11,598	9,853	1,745
Trade names	14,456	10,965	3,491	12,077	10,469	1,608
Developed technology	37,151	36,667	484	36,864	36,864	—
Patents	20,132	15,895	4,237	19,031	15,204	3,827
Other intangible assets	11,342	9,927	1,415	10,875	9,095	1,780
Total	$170,002	$132,927	$37,075	$147,194	$127,998	$19,196
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 8 years. Amortization expense related to intangible assets was $3.5 million and $6.2 million for the three months ended June 30, 2018 and 2017, respectively, and $6.4 million and $11.6 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company's estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2018	$7,446
2019	11,025
2020	5,120
2021	4,393
2022	4,077
Thereafter	5,014
Total	$37,075

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. INVESTMENTS
The following table summarizes the Company's investments as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	Percent Ownership of Voting Stock			December 31, 2017	Percent Ownership of Voting Stock
Current (1):
Available-for-sale securities:
Convertible debt securities	$8,517				$—
Non-current (1):
Available-for-sale securities:
Convertible debt securities	$1,719				$11,354
Redeemable preferred shares	9,961	19%	to	25%	15,431	19%	to	25%
Total available-for-sale securities	11,680				26,785
Fair value option investments	74,898	10%	to	19%	82,966	10%	to	19%
Other equity investments (2)	23,028	1%	to	19%	25,438	1%	to	19%
Total non-current investments	$109,606				$135,189
Total investments	$118,123				$135,189

(1)	Current and non-current investments are classified within Prepaid expenses and other current assets and Investments, respectively, on the condensed consolidated balance sheets.

(2)
Represents equity investments without readily determinable fair values. Those investments were previously accounted for using the cost method of accounting. Under the cost method, investments were carried at cost and adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. The Company adopted the guidance in ASU 2016-01 on January 1, 2018. Under that guidance, the Company has elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes and impairments. There were no adjustments for observable price changes related to these investments for the three and six months ended June 30, 2018. See further discussion under Impairments of Investments below.

The following table summarizes the amortized cost, gross unrealized gain, gross unrealized loss and fair value of the Company's available-for-sale securities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value
Available-for-sale securities:
Convertible debt securities	$10,129	$107	$—	$10,236	$10,205	$1,653	$(504)	$11,354
Redeemable preferred shares	9,961	—	—	9,961	15,431	—	—	15,431
Total available-for-sale securities	$20,090	$107	$—	$20,197	$25,636	$1,653	$(504)	$26,785

(1)	Gross unrealized loss is related to one security that was in a loss position for greater than 12 months as of December 31, 2017.
Fair Value Option Investments
In connection with the dispositions of controlling stakes in Ticket Monster, an entity based in the Republic of Korea, in May 2015 and Groupon India in August 2015, the Company obtained minority investments in Monster Holdings LP ("Monster LP") and in Nearbuy Pte Ltd. ("Nearbuy"), respectively. The Company has made an irrevocable election to account for both of those investments at fair value with changes in fair value reported in earnings. The Company elected to apply fair value accounting to those investments because it believes that fair value is the most relevant measurement attribute for those investments, as well as to reduce operational and accounting complexity. The Company determined that the fair value of its investments in Monster LP and Nearbuy were $70.6 million and $4.3 million, respectively, as of June 30, 2018 and $78.9 million and $4.0 million, respectively, as of December 31, 2017.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company’s gains and losses due to changes in fair value of those investments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Monster LP	$(3,054)	$(77)	$(8,285)	$2,276
Nearbuy	19	(1,371)	217	(3,421)
Total	$(3,035)	$(1,448)	$(8,068)	$(1,145)
Impairments of Investments
The Company recorded other-than-temporary impairments of available-for-sale securities of $4.6 million and $5.4 million for the three and six months ended June 30, 2018, respectively. The Company also recorded a $4.6 million impairment of an other equity investment for the three and six months ended June 30, 2018. Those impairments are classified within Other income (expense), net on the condensed consolidated statements of operations.
7. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes the Company's other income (expense), net for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$1,836	$659	$3,345	$1,261
Interest expense	(5,228)	(4,948)	(10,721)	(10,267)
Gains (losses), net on changes in fair value of investments	(3,035)	(1,448)	(8,068)	(1,145)
Foreign currency gains (losses), net	(12,533)	10,826	(11,135)	10,877
Impairments of investments	(9,189)	—	(10,044)	—
Other	1,692	789	1,651	550
Other income (expense), net	$(26,457)	$5,878	$(34,972)	$1,276
The following table summarizes the Company's prepaid expenses and other current assets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Merchandise inventories	$28,307	$25,528
Prepaid expenses	38,519	40,399
Income taxes receivable	9,565	10,299
Investments	8,517	—
Other	19,616	17,799
Total prepaid expenses and other current assets	$104,524	$94,025
The following table summarizes the Company's accrued merchant and supplier payables as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accrued merchant payables	$377,097	$459,662
Accrued supplier payables (1)	151,127	310,673
Total accrued merchant and supplier payables	$528,224	$770,335

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the Company's accrued expenses and other current liabilities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Refunds reserve	$30,355	$31,275
Compensation and benefits	55,827	73,096
Accrued marketing	29,297	32,912
Customer credits	18,316	28,487
Income taxes payable	12,448	9,645
Deferred revenue	21,802	29,539
Current portion of capital lease obligations	23,808	25,958
Accrued litigation and other (1)	175,666	100,284
Total accrued expenses and other current liabilities	$367,519	$331,196

(1)	Includes an $82.5 million accrual as of June 30, 2018 related to IBM patent litigation. See Note 9, Commitments and Contingencies, for additional information.
The following table summarizes the Company's other non-current liabilities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Contingent income tax liabilities	$45,326	$43,699
Deferred rent	31,434	29,032
Capital lease obligations	12,990	18,500
Deferred income taxes	2,841	811
Other	10,644	10,366
Total other non-current liabilities	$103,235	$102,408
The following table summarizes the components of accumulated other comprehensive income (loss) as of June 30, 2018 and December 31, 2017 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Total
Balance as of December 31, 2017	$30,962	$882	$31,844
Reclassification for impact of U.S. tax rate change	—	161	161
Other comprehensive income (loss)	1,238	(936)	302
Balance as of June 30, 2018	$32,200	$107	$32,307
8. FINANCING ARRANGEMENTS
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
Each $1,000 of principal amount of the Notes initially is convertible into 185.1852 shares of common stock, which is equivalent to an initial conversion price of $5.40 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company can elect to settle the conversion value in cash, shares of its common stock, or any combination of cash and shares of its common stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, the Company may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture"). Based on the closing price of the Company's common stock of $4.30 as of June 30, 2018, the if-converted value of the Notes was less than the principal amount.
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
The carrying amount of the Notes consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(54,441)	(60,247)
Net carrying amount of liability component	$195,559	$189,753

Net carrying amount of equity component	$67,014	$67,014
The estimated fair value of the Notes as of June 30, 2018 and December 31, 2017 was $273.8 million and $285.6 million, respectively, and was determined using a lattice model. The Company classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as its stock price volatility over the term of the Notes and its cost of debt.
As of June 30, 2018, the remaining term of the Notes is approximately 3.75 years. During the three and six months ended June 30, 2018 and 2017, the Company recognized interest costs on the Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest (3.25% of the principal amount per annum)	$2,032	$2,032	$4,064	$4,064
Amortization of debt discount	2,940	2,655	5,806	5,242
Total	$4,972	$4,687	$9,870	$9,306
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
The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
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
As of June 30, 2018 and December 31, 2017, the Company had no borrowings and had outstanding letters of credit of $18.6 million and $22.7 million, respectively, under the Amended and Restated Credit Agreement.
9. COMMITMENTS AND CONTINGENCIES
Except for the changes set forth below, the Company's commitments as of June 30, 2018 and through the date these condensed consolidated financial statements were issued did not materially change from the amounts set forth in the Company's 2017 Annual Report on Form 10-K.
Leases
In May 2018, the Company entered into a new office lease for one of its foreign locations. As of June 30, 2018, the future payments under that operating lease for each of the next five years and thereafter are as follows (in thousands):

Remaining amounts in 2018	$1,296
2019	2,592
2020	2,592
2021	2,592
2022	2,592
Thereafter	5,832
Total minimum lease payments	$17,496
Other Contractual Commitments
In the first quarter 2018, the Company entered into a non-cancelable arrangement for cloud computing services. As of June 30, 2018, future payments under that contractual obligation are as follows (in thousands):

Remaining amounts in 2018	$—
2019	3,400
2020	3,400
2021	3,400
2022	3,400
Total	$13,600
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
On March 2, 2016, International Business Machines Corporation ("IBM") filed a complaint in the United States District Court for the District of Delaware against the Company (the "Delaware Action"). In the Delaware Action, IBM alleges that the Company has infringed and continues to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. Trial commenced in the Delaware Action on July 16, 2018. On July 27, 2018, a jury in this matter returned a verdict finding the Company willfully infringed each of these patents and awarded damages of $82.5 million to IBM. The court has the discretion to enhance this award for willfulness, impose interest, impose a continuing royalty for the two unexpired patents or award injunctive relief. The court also has the discretion to reduce or vacate the damages award or enter judgment for the Company on some or all of the claims notwithstanding the jury verdict. The Company intends to seek to overturn the verdict and reduce the damages award through post-trial motions and appeal. For the three months ended June 30, 2018, the Company recorded a $75.0 million charge to increase its contingent liability for this matter. That charge is classified within Selling, general and administrative in the accompanying condensed consolidated statement of operations.
On May 9, 2016, the Company filed a complaint in the United States District Court for the Northern District of Illinois against IBM (the "Illinois Action"). The Company alleges that IBM has infringed and continues to willfully infringe one of the Company’s patents relating to location-based services. The Company intends to seek damages and injunctive relief for IBM’s infringement of this patent. On December 20, 2016, IBM filed a motion to dismiss this case, and the court denied that motion. The court held a Markman hearing on April 3, 2017, but has not yet construed the claims. On May 18, 2017, IBM filed two petitions for inter partes review with the United States Patent and Trademark Office seeking to invalidate the Company’s patent relating to location-based services. The Company filed its preliminary responses on September 6, 2017. The Patent Office denied one petition and instituted a review of the Company’s patent in response to the other petition, but such review did not include all claims requested by IBM. On May 1, 2018, the Patent Office stated that it would institute a review of the claims that were not previously under review based on a recent Supreme Court decision (SAS Institute, Inc. v. Iancu) finding that the Patent Office must institute a review of either all or none of claims petitioners seek to review. A trial date is not yet set in the Illinois Action. The Company plans to vigorously defend against the challenges to the Company’s patent in the Illinois Action.
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
Indemnifications
In connection with the dispositions of the Company's operations in Latin America (see Note 3, Discontinued Operations and Other Business Dispositions), the Company agreed to indemnify the buyer for certain tax and other matters. The indemnification liabilities were initially recorded at their fair value, estimated to be $5.4 million using a probability-weighted expected cash flow approach, upon closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations. The Company estimates that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of June 30, 2018 is approximately $18.0 million.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
The Company's Board of Directors (the "Board") has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of its common stock. As of June 30, 2018 and December 31, 2017, there were no shares of preferred stock outstanding.
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
Share Repurchase Program
In May 2018, the Board authorized the Company to repurchase up to $300.0 million of its common stock under a new share repurchase program. The Company's prior share repurchase program expired in April 2018. During the three and six months ended June 30, 2018, the Company did not purchase any shares under those share repurchase programs. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended and Restated Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"), which determines the number of awards to be issued, the corresponding vesting schedule and the exercise price for options. As of June 30, 2018, 52,436,687 shares of common stock were available for future issuance under the Plans.
The stock-based compensation expense related to stock awards issued under the Plans and acquisition-related awards are presented within the following line items of the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$288	$794	$684	$1,457
Marketing	1,763	2,230	3,557	4,032
Selling, general and administrative	14,215	18,368	31,303	35,553
Other income (expense)	52	48	100	99
Total stock-based compensation expense	$16,318	$21,440	$35,644	$41,141
The Company also capitalized $2.0 million and $1.8 million of stock-based compensation for the three months ended June 30, 2018 and 2017, respectively, and $3.7 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively, in connection with internally-developed software. As of June 30, 2018, $138.1 million of unrecognized compensation costs related to unvested employee stock awards are expected to be recognized over a remaining weighted-average period of 1.44 years.
Employee Stock Purchase Plan
The Company is authorized to grant up to 10,000,000 shares of common stock under its employee stock purchase plan ("ESPP"). For the six months ended June 30, 2018 and 2017, 746,773 and 877,845 shares of common stock, respectively, were issued under the ESPP.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years. Restricted stock units are amortized on a straight-line basis over the requisite service period.
The table below summarizes activity regarding unvested restricted stock units granted under the Plans for the six months ended June 30, 2018:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2017	28,939,110	$4.32
Granted	14,631,563	4.76
Vested	(7,507,084)	4.41
Forfeited	(3,202,754)	4.26
Unvested at June 30, 2018	32,860,835	4.51
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
During the six months ended June 30, 2018, the Company granted performance share units for which the maximum number of common shares issuable upon vesting of those performance share units is 7,706,474 shares, the weighted-average grant date fair value was $4.89 per unit and the total grant date fair value of the shares for which the performance conditions are expected to be met was $16.6 million. During the six months ended June 30, 2018, 278,635 shares of the Company's common stock were issued related to performance share units granted in the previous year following the Compensation Committee's certification of the Company's financial and operational metrics for the year ended December 31, 2017. The weighted-average grant date fair value of those units was $3.78 per share.
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
During the six months ended June 30, 2018, 1,240,379 shares of the Company's common stock were issued related to performance bonus awards granted in the previous year following the Compensation Committee's certification of the Company's financial and operational metrics for the year ended December 31, 2017. The fair value of the Company's common stock on the date of the Compensation Committee's certification was $5.20 per share.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes the stock option activity for the six months ended June 30, 2018:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding and exercisable at December 31, 2017	885,580	$0.62	1.76	$3,967
Exercised	(667,743)	0.10
Forfeited	—	—
Outstanding and exercisable at June 30, 2018	217,837	1.81	1.88	$542

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of June 30, 2018 and December 31, 2017, respectively.

11. REVENUE RECOGNITION
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
In connection with most of our product and service revenue transactions, the Company collects cash from credit card payment processors shortly after a sale occurs. For transactions in which the Company earns commissions when customers make purchases with retailers using digital coupons accessed through its websites and mobile applications, the Company generally collects payment from affiliate networks on terms ranging from 30 to 150 days.
As discussed in Note 1, Description of Business and Basis of Presentation, the Company previously referred to its product revenue and service revenue as "direct revenue" and "third-party and other revenue," respectively.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company estimates variable consideration from unredeemed vouchers using its historical voucher redemption experience. Most vouchers sold through the Company's marketplace in the United States do not have expiration dates and redemption payment terms were not widely used in that jurisdiction before 2017, so the Company's North America segment did not have variable consideration from unredeemed vouchers in prior periods.

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
Impacts on Condensed Consolidated Financial Statements
The following tables summarize the impacts of adopting Topic 606 on the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 (in thousands):
Condensed Consolidated Balance Sheet

	June 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
Total assets	$1,488,700	$(11,638)	$1,477,062
Total liabilities	1,217,563	86,124	1,303,687
Total equity	271,137	(97,762)	173,375

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606	As reported	Adjustments	Balances without adoption of Topic 606
Revenue:
Service revenue (1)(2)	$295,652	$6,001	$301,653	$597,449	$4,222	$601,671
Product revenue	321,744	—	321,744	646,487	—	646,487
Total revenue	617,396	6,001	623,397	1,243,936	4,222	1,248,158
Cost of revenue:
Service cost of revenue (3)	30,230	7,043	37,273	61,375	13,318	74,693
Product cost of revenue	263,508	—	263,508	534,018	—	534,018
Cost of revenue (3)	293,738	7,043	300,781	595,393	13,318	608,711
Gross profit	323,658	(1,042)	322,616	648,543	(9,096)	639,447
Operating expenses:
Marketing (4)	94,178	2,134	96,312	193,334	3,707	197,041
Selling, general and administrative (5)	294,124	(1,227)	292,897	516,185	(2,491)	513,694
Restructuring charges	(399)	—	(399)	(116)	—	(116)
Total operating expenses	387,903	907	388,810	709,403	1,216	710,619
Income (loss) from operations	(64,245)	(1,949)	(66,194)	(60,860)	(10,312)	(71,172)
Other income (expense), net	(26,457)	—	(26,457)	(34,972)	—	(34,972)
Income (loss) before provision (benefit) for income taxes	(90,702)	(1,949)	(92,651)	(95,832)	(10,312)	(106,144)
Provision (benefit) for income taxes (6)	1,552	886	2,438	(783)	(133)	(916)
Net income (loss)	$(92,254)	$(2,835)	$(95,089)	$(95,049)	$(10,179)	$(105,228)

(1)
For the three months ended June 30, 2018, reflects a $9.2 million increase for refunds on service revenue transactions for which the merchant's share is not recoverable and customer credits issued for relationship purposes, which are classified as reductions of revenue under Topic 606, and an increase of $0.5 million related to the timing of recognition of revenue from hotel reservation offerings, partially offset by decreases of $2.9 million related to the timing of recognition of variable consideration from unredeemed vouchers and $0.8 million related to the timing of recognition of breakage revenue from customer credits that are not expected to be used.

(2)
For the six months ended June 30, 2018, reflects a $17.0 million increase for refunds on service revenue transactions for which the merchant's share is not recoverable and customer credits issued for relationship purposes, which are classified as reductions of revenue under Topic 606, partially offset by decreases of $8.5 million related to the timing of recognition of variable consideration from unredeemed vouchers, $2.8 million related to the timing of recognition of revenue from hotel reservation offerings and $1.5 million related to the timing of recognition of breakage revenue from customer credits that are not expected to be used.

(3)	Reflects an increase for refunds on service revenue transactions for which the merchant's share is not recoverable, which are classified as a reduction of revenue under Topic 606.

(4)	Reflects an increase for customer credits issued for relationship purposes, which are classified as a reduction of revenue under Topic 606.

(5)	Reflects the amortization of deferred contract acquisition costs in excess of amounts capitalized in the current period.

(6)
As discussed in Note 13, Income Taxes, for the six months ended June 30, 2018, the Company recognized an income tax benefit of $6.4 million resulting from the impact of adopting Topic 606 on intercompany activity in certain foreign jurisdictions. That income tax benefit is not reflected in this table, which presents the direct impacts of adopting Topic 606.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment and Category Information

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606	As reported	Adjustments	Balances without adoption of Topic 606
North America
Service revenue:
Local	$185,870	$913	$186,783	$373,281	$4,526	$377,807
Goods	3,796	95	3,891	8,670	95	8,765
Travel	19,888	678	20,566	39,972	(2,401)	37,571
Product revenue - Goods	170,710	—	170,710	351,597	—	351,597
Total North America revenue	380,264	1,686	381,950	773,520	2,220	775,740

International
Service revenue:
Local	71,425	3,946	75,371	146,003	2,500	148,503
Goods	4,967	(557)	4,410	8,381	(796)	7,585
Travel	9,706	926	10,632	21,142	298	21,440
Product revenue - Goods	151,034	—	151,034	294,890	—	294,890
Total International revenue	237,132	4,315	241,447	470,416	2,002	472,418

Consolidated
Service revenue:
Local	257,295	4,859	262,154	519,284	7,026	526,310
Goods	8,763	(462)	8,301	17,051	(701)	16,350
Travel	29,594	1,604	31,198	61,114	(2,103)	59,011
Product revenue - Goods	321,744	—	321,744	646,487	—	646,487
Total Consolidated Revenue	$617,396	$6,001	$623,397	$1,243,936	$4,222	$1,248,158
Contract Balances
The following table summarizes the activity in revenue deferred from contracts with customers for the six months ended June 30, 2018 (in thousands):

Deferred Revenue
Balance as of January 1, 2018	$25,763
Revenue deferred	21,802
Revenue recognized	(25,364)
Foreign currency translation	(399)
Balance as of June 30, 2018	$21,802
A substantial majority of our deferred revenue relates to product sales for which revenue will be recognized as the products are delivered to customers, generally within one week following the balance sheet date.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the activity in the liability for customer credits for the six months ended June 30, 2018 (in thousands):

Customer Credits
Balance as of January 1, 2018	$19,414
Credits issued	67,025
Credits redeemed (1)	(57,074)
Breakage revenue recognized	(10,961)
Foreign currency translation	(88)
Balance as of June 30, 2018	$18,316

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

12. RESTRUCTURING
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
The Company incurred cumulative costs for employee severance and benefits and other exit costs of $80.1 million under the plan since its inception in September 2015. In addition to those costs, the Company incurred cumulative long-lived asset impairment charges of $7.5 million resulting from its restructuring activities.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the costs incurred by segment related to the Company’s restructuring plan for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, 2018
	Employee Severance and Benefit Costs (1)	Other Exit Costs (1)	Total Restructuring Charges (Credits)
North America	$—	$177	$177
International	(576)	—	(576)
Consolidated	$(576)	$177	$(399)

	Six Months Ended June 30, 2018
	Employee Severance and Benefit Costs (1)	Other Exit Costs (1)	Total Restructuring Charges (Credits)
North America	$—	$177	$177
International	(346)	53	(293)
Consolidated	$(346)	$230	$(116)

	Three Months Ended June 30, 2017
	Employee Severance and Benefit Costs (2)	Other Exit Costs	Total Restructuring Charges
North America	$2,687	$288	$2,975
International	86	1,523	1,609
Consolidated	$2,773	$1,811	$4,584

	Six Months Ended June 30, 2017
	Employee Severance and Benefit Costs (2)	Other Exit Costs	Total Restructuring Charges
North America	$4,465	$465	$4,930
International	609	1,776	2,385
Consolidated	$5,074	$2,241	$7,315

(1)	The $0.4 million and $0.1 million of restructuring credits for the three and six months ended June 30, 2018, respectively, reflect changes in estimates related to prior actions.

(2)	The employee severance and benefit costs for the three and six months ended June 30, 2017 related to the termination of approximately 150 and 350 employees, respectively.
The following table summarizes the restructuring liability activity for the six months ended June 30, 2018 (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2017	$3,817	$304	$4,121
Charges payable in cash	(346)	230	(116)
Cash payments	(1,428)	(53)	(1,481)
Foreign currency translation	(67)	—	(67)
Balance as of June 30, 2018	$1,976	$481	$2,457
13. INCOME TAXES
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.
For the three months ended June 30, 2018, the Company recorded an income tax expense from continuing operations of $1.6 million on a pretax loss from continuing operations of $90.7 million. For the three months ended June 30, 2017, the Company recorded an income tax expense from continuing operations of $3.9 million on a pretax loss from continuing operations of $1.5 million. For the six months ended June 30, 2018, the Company recorded an income tax benefit from continuing operations of $0.8 million on a pretax loss from continuing operations of $95.8 million. For the six months ended June 30, 2017, the Company recorded an income tax expense from continuing operations of $8.5 million on a pretax loss from continuing operations of $17.8 million.
The Company's U.S. Federal income tax rate is 21% for the three and six months ended June 30, 2018 and was 35% for the three and six months ended June 30, 2017. The primary factor impacting the effective tax rate for the three and six months ended June 30, 2018 and 2017 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The effective tax rate for the six months ended June 30, 2018 also reflected a $6.4 million income tax benefit resulting from the impact of adopting Topic 606 on intercompany activity in certain foreign jurisdictions.
The Company is currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of the Company's control, which influence the progress and completion of those audits. During the fourth quarter 2017, the Company received an income tax assessment and a notification of proposed assessment from the tax authorities in two foreign jurisdictions, totaling $134.5 million in the aggregate. The Company believes that the assessments, which primarily relate to transfer pricing on transactions occurring from 2011 to 2014, are without merit and it intends to vigorously defend itself in those matters. In addition to any potential increases in its liabilities for uncertain tax positions from the ultimate resolution of those assessments, the Company believes that it is reasonably possible that reductions of up to $40.6 million in unrecognized tax benefits may occur within the 12 months following June 30, 2018 upon closing of income tax audits or the expiration of applicable statutes of limitations.
The Jobs Act was signed into law on December 22, 2017. The Company has made provisional estimates for the impact of the Jobs Act related to the re-measurement of deferred income taxes, valuation allowances, uncertain tax positions, and its assessment of permanently reinvested earnings. Those estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations and state tax conformity to federal tax changes. Additionally, while the Company does not expect to incur the deemed repatriation tax, it has not yet finalized the related calculations. The Jobs Act also establishes global intangible low-taxed income ("GILTI") provisions that impose a tax on foreign income in excess of a deemed return on intangible assets of foreign corporations. The Company is in the process of evaluating the impact of taxes on GILTI and has not yet determined whether its accounting policy will be to recognize deferred taxes for basis differences that are expected to affect the amount of GILTI inclusion upon reversal or to recognize taxes on GILTI as an expense in the period incurred.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Additionally, while the Company does not expect to incur the deemed repatriation tax established by the Jobs Act, an actual repatriation from its non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of June 30, 2018 and December 31, 2017 are immaterial, the Company does not intend to distribute earnings of foreign subsidiaries for which it has an excess of the financial reporting basis over the tax basis of its investments and therefore has not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of the Company's foreign subsidiaries is not practical due to the complexities associated with the calculation.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Cash equivalents. Cash equivalents primarily consisted of AAA-rated money market funds. The Company classified cash equivalents as Level 1 due to the short-term nature of these instruments and measured the fair value based on quoted prices in active markets for identical assets.
Fair value option investments and available-for-sale securities. To determine the fair value of its fair value option investments each period, the Company first estimates the fair value of each entity in its entirety. The Company primarily uses the discounted cash flow method, which is an income approach, to estimate the fair value of the investees. The key inputs to determining fair values under that approach are cash flow forecasts and discount rates. As of June 30, 2018 and December 31, 2017, the Company applied discount rates of 21% and 22%, respectively, in its discounted cash flow valuations for Monster LP. The Company also uses a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of each entity. The discounted cash flow and market multiple valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of each entity. Once the Company determines the fair value of each entity, it then determines the fair value of its specific investments in those entities. The entities have complex capital structures, so the Company applies an option-pricing model that considers the liquidation preferences of each investee’s respective classes of ownership interests to determine the fair value of the Company’s investment in each entity.
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
Contingent consideration. The Company is subject to a contingent consideration arrangement to transfer a maximum payout in cash of $2.6 million to the former owners of a business acquired on April 30, 2018. See Note 4, Business Combinations, for further discussion of that acquisition. Additionally, the Company had contingent obligations in prior periods to transfer cash to the former owners of a previous business acquisition if specified financial results were met (i.e. an earnout).
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred in the related business combination and subsequent changes in fair value recorded in earnings within Selling, general and administrative expense on the condensed consolidated statements of operations.
The Company uses an income approach to value contingent consideration obligations based on the present value of probability-weighted future cash flows. The Company classifies the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the Company's assets that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fair value option investments	$74,898	$—	$—	$74,898
Available-for-sale securities:
Convertible debt securities	10,236	—	—	10,236
Redeemable preferred shares	9,961	—	—	9,961

Liabilities:
Contingent Consideration	1,542	—	—	1,542

		Fair Value Measurement at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$137,975	$137,975	$—	$—
Fair value option investments	82,966	—	—	82,966
Available-for-sale securities:
Convertible debt securities	11,354	—	—	11,354
Redeemable preferred shares	15,431	—	—	15,431

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Assets
Fair value option investments:
Beginning Balance	$77,933	$82,887	$82,966	$82,584
Total gains (losses) included in earnings	(3,035)	(1,448)	(8,068)	(1,145)
Ending Balance	$74,898	$81,439	$74,898	$81,439
Unrealized gains (losses) still held (1)	$(3,035)	$(1,448)	$(8,068)	$(1,145)
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$11,070	$11,931	$11,354	$10,038
Purchase of convertible debt security	—	—	—	1,612
Proceeds at maturity of convertible debt security	—	(1,843)	—	(1,843)
Transfer to other equity investment upon conversion of convertible debt security	(2,508)	—	(2,508)	—
Total gains (losses) included in other comprehensive income (loss)	(541)	(575)	(1,042)	(533)
Total gains (losses) included in earnings (2)	2,215	1,355	2,432	1,594
Ending Balance	$10,236	$10,868	$10,236	$10,868
Unrealized gains (losses) still held (1)	$2,599	$512	$2,405	$816
Redeemable preferred shares:
Beginning Balance	$14,576	$17,788	$15,431	$17,444
Total gains (losses) included in other comprehensive income (loss)	—	(1,865)	—	(1,521)
Impairments included in earnings	(4,615)	—	(5,470)	—
Ending Balance	$9,961	$15,923	$9,961	$15,923
Unrealized (losses) gains still held (1)	$(4,615)	$(1,865)	$(5,470)	$(1,521)

Liabilities
Contingent Consideration:
Beginning Balance	$—	$14,600	$—	$14,588
Issuance of contingent consideration in connection with acquisition	1,589	—	1,589	—
Settlements of contingent consideration liabilities	—	(7,858)	—	(7,858)
Reclass to non-fair value liabilities when no longer contingent	—	(6,778)	—	(6,778)
Total losses (gains) included in earnings	14	36	14	48
Foreign currency translation	(61)	—	(61)	—
Ending Balance	$1,542	$—	$1,542	$—
Unrealized losses (gains) still held (1)	$(47)	$—	$(47)	$—

(1)
Represents the unrealized gains or losses recorded in earnings and/or other comprehensive income (loss) during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.

(2)	Represents a gain at maturity of a previously impaired convertible debt security, accretion of interest income and changes in the fair value of an embedded derivative.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company recorded a $4.6 million impairment of an other

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

equity investment for the three months ended June 30, 2018. To determine the fair value of the investment, the Company considered the financial condition of the investee and applied a market approach. The Company has classified the fair value measurement of that other equity investment as Level 3 because it involves significant unobservable inputs. The Company did not record any other nonrecurring fair value measurements after initial recognition for the three and six months ended June 30, 2018 and 2017.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amount and fair value of equity securities that were classified as cost method investments as of December 31, 2017 (in thousands):

	December 31, 2017
	Carrying Amount	Fair Value
Cost method investments (1)	$25,438	$32,792

(1)
See Note 2, Adoption of New Accounting Standards, and Note 6, Investments, for information about the Company's adoption of ASU 2016-01 on January 1, 2018 and its impact on accounting for equity investments without readily determinable fair values that were previously subject to the cost method of accounting.

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
The Company's other financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of June 30, 2018 and December 31, 2017 due to their short-term nature.
15. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, restricted stock units, performance share units, performance bonus awards, ESPP shares, warrants and convertible senior notes. If dilutive, those potentially dilutive securities are reflected in diluted net income (loss) per share by application of the treasury stock method, except for the convertible senior notes, which are subject to the if-converted method.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2018 and 2017 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$(92,254)	$(5,403)	$(95,049)	$(26,272)
Less: Net income (loss) attributable to noncontrolling interests	2,780	2,547	6,873	6,579
Net income (loss) attributable to common stockholders - continuing operations	(95,034)	(7,950)	(101,922)	(32,851)
Net income (loss) attributable to common stockholders - discontinued operations	—	(1,376)	—	(889)
Net income (loss) attributable to common stockholders	$(95,034)	$(9,326)	$(101,922)	$(33,740)
Denominator
Weighted-average common shares outstanding	565,284,705	559,762,180	563,502,954	560,978,712

Basic and diluted net income (loss) per share (1):
Continuing operations	$(0.17)	$(0.01)	$(0.18)	$(0.06)
Discontinued operations	0.00	(0.01)	0.00	0.00
Basic and diluted net income (loss) per share	$(0.17)	$(0.02)	$(0.18)	$(0.06)

(1)
The potentially dilutive impacts of outstanding equity awards, warrants and convertible senior notes have been excluded from the calculation of dilutive net income (loss) per share for the three and six months ended June 30, 2018 and 2017 as their effect on net income (loss) per share from continuing operations was antidilutive.

The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock units	32,602,563	30,134,808	30,378,335	27,247,728
Other stock-based compensation awards	1,615,249	3,437,075	2,413,637	3,667,440
Convertible senior notes	46,296,300	46,296,300	46,296,300	46,296,300
Warrants	46,296,300	46,296,300	46,296,300	46,296,300
Total	126,810,412	126,164,483	125,384,572	123,507,768
The Company had outstanding performance share units as of June 30, 2018 and 2017 that were eligible to vest into shares of common stock subject to the achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were up to 7,706,474 and 2,505,346 shares of common stock issuable upon vesting of outstanding performance share units as of June 30, 2018 and 2017, respectively, that were excluded from the table above as the performance conditions were not satisfied as of the end of the respective periods.
16. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by the Company's chief operating decision maker to assess performance and make resource allocation decisions. The Company's operations are organized into two segments: North America and International.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes revenue by reportable segment and category for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
North America
Service revenue:
Local	$185,870	$207,534	$373,281	$408,079
Goods	3,796	4,112	8,670	5,816
Travel	19,888	22,320	39,972	42,782
Product revenue - Goods	170,710	217,946	351,597	468,592
Total North America revenue (1)	380,264	451,912	773,520	925,269

International
Service revenue:
Local	71,425	66,108	146,003	129,683
Goods	4,967	4,984	8,381	9,268
Travel	9,706	10,796	21,142	21,798
Product revenue - Goods	151,034	128,819	294,890	250,227
Total International revenue (1)	$237,132	$210,707	$470,416	$410,976

(1)
North America includes revenue from the United States of $371.1 million and $442.7 million for the three months ended June 30, 2018 and 2017, respectively, and $756.5 million and $907.4 million for the six months ended June 30, 2018 and 2017, respectively. International includes revenue from the United Kingdom of $91.5 million and $74.4 million for the three months ended June 30, 2018 and 2017, respectively, and $174.5 million and $139.9 million for the six months ended June 30, 2018 and 2017, respectively. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and six months ended June 30, 2018 and 2017.

The following table summarizes gross profit by reportable segment and category for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
North America
Service gross profit:
Local	$165,285	$179,609	$332,041	$348,951
Goods	2,990	3,207	6,931	4,514
Travel	16,303	17,755	32,305	32,920
Product gross profit - Goods	34,793	33,289	67,774	68,412
Total North America gross profit	219,371	233,860	439,051	454,797

International
Service gross profit:
Local	67,360	62,303	137,575	121,497
Goods	4,565	4,506	7,652	8,161
Travel	8,919	9,996	19,570	20,032
Product gross profit - Goods	23,443	17,402	44,695	33,031
Total International gross profit	$104,287	$94,207	$209,492	$182,721

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes operating income by reportable segment for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating income (loss) (1) (2) (3) (4) :
North America	$(68,524)	$(12,033)	$(70,384)	$(26,816)
International	4,279	4,635	9,524	7,738
Total operating income (loss)	$(64,245)	$(7,398)	$(60,860)	$(19,078)

(1)
Includes stock-based compensation of $15.0 million and $20.0 million for North America and $1.3 million and $1.3 million for International for the three months ended June 30, 2018 and 2017, respectively, and $32.9 million and $38.3 million for North America and $2.7 million and $2.7 million for International for the six months ended June 30, 2018 and 2017, respectively.

(2)	Includes acquisition-related (benefit) expense, net of $0.7 million for International for the three and six months ended June 30, 2018.

(3)
Includes restructuring charges (credits) of $0.2 million and $3.0 million for North America and $(0.6) million and $1.6 million for International for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and $4.9 million for North America and $(0.3) million and $2.4 million for International for the six months ended June 30, 2018 and 2017, respectively.

(4)
Includes a $75.0 million charge recognized in the second quarter of 2018 to increase the accrual for the IBM patent litigation matter for North America for the three and six months ended June 30, 2018. See Note 9, Commitments and Contingencies, for additional information.

The following table summarizes the Company's total assets by reportable segment as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Total assets:
North America (1)	$871,222	$1,045,072
International (1)	617,478	632,433
Consolidated total assets	$1,488,700	$1,677,505

(1)
North America contains assets from the United States of $846.3 million and $1,006.2 million as of June 30, 2018 and December 31, 2017, respectively. International contains assets from Ireland of $162.7 million and $219.7 million as of June 30, 2018 and December 31, 2017, respectively. There were no other individual countries that represented more than 10% of consolidated total assets as of June 30, 2018 and December 31, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under Risk Factors and elsewhere in this Quarterly Report. See Part I, Financial Information, Forward-Looking Statements, for additional information.
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
We generate both product and service revenue from our business operations. In prior years, we referred to product revenue and service revenue as "direct revenue" and "third-party and other revenue," respectively. This terminology change did not impact amounts presented in the accompanying condensed consolidated financial statements.
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
On April 30, 2018, we acquired 80% of the outstanding shares of Cloud Savings Company, Ltd. ("Cloud Savings"), for total consideration of $74.3 million, consisting of $64.1 million in cash, an $8.6 million financing obligation, and contingent consideration of $1.6 million. Cloud Savings is a UK-based business that operates online discount code and digital gift card platforms, and its results of operations are reported within our International segment.
On March 2, 2016, International Business Machines Corporation ("IBM") filed a complaint in the United States District Court for the District of Delaware against us (the "Delaware Action"), alleging that we have infringed and continue to willfully infringe certain IBM patents. Trial commenced in the Delaware Action on July 16, 2018 and on July 27, 2018 a jury returned a verdict finding the Company willfully infringed those patents and awarded damages of $82.5 million to IBM. The court has the discretion to enhance this award for willfulness, impose interest, impose a continuing royalty for two unexpired patents or award injunctive relief. The court also has the discretion to reduce or vacate the damages award or enter judgment for us on some or all of the claims notwithstanding the jury verdict. We intend to seek to overturn the verdict and reduce the damages award through post-trial motions and appeal. For the three months ended June 30, 2018, we recorded a $75.0 million charge to increase our contingent liability for this matter. That charge is classified within Selling, general and administrative in the accompanying condensed consolidated statement of operations.
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

The following table presents the above financial metrics for the six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$617,396	$662,619	$1,243,936	$1,336,245
Gross profit	323,658	328,067	648,543	637,518
Adjusted EBITDA	56,231	53,293	108,838	98,073
Free cash flow (1)	26,802	(34,775)	(113,089)	(186,937)

(1)
Prior period free cash flow information has been updated from negative $36.1 million and $186.4 million previously reported for the three and six months ended June 30, 2017, respectively, to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, on January 1, 2018. See Note 2, Adoption of New Accounting Standards, for additional information on the adoption of ASU 2016-18.

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

•
Active customers. We define active customers as unique user accounts that have made a purchase during the trailing twelve months ("TTM") either through one of our online marketplaces or directly with a merchant for which we earned a commission. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our offerings is trending. Some customers could establish and make purchases from more than one account, so it is possible that our active customer metric may count certain customers more than once in a given period. For entities that we have acquired in a business combination, this metric includes active customers of the acquired entity, including customers who made purchases prior to the acquisition. We do not include consumers who solely make purchases with retailers using digital coupons accessed through our websites and mobile applications in our active customers metric, so the acquisition of Cloud Savings on April 30, 2018 did not impact that metric.

While our active customer metric increased on a year-over-year basis, that metric declined to 49.3 million for the trailing twelve months ended June 30, 2018, as compared to 49.7 million for the trailing twelve months ended March 31, 2018. That sequential decline is attributable, in part, to our efforts to improve the efficiency of our marketing segmentation by focusing spend on customers that we believe to have higher long-term value. That strategy has resulted in lower marketing spend on less engaged customers, which contributed to the sequential decrease in our active customer metric. We expect that trend to continue for the remainder of 2018.

•
Gross billings and gross profit per active customer. These metrics represent the TTM gross billings and gross profit generated per active customer. We use these metrics to evaluate trends in customer spend and in the average contribution to gross billings and gross profit on a per-customer basis. We updated the calculation of these metrics in the current year to reflect active customers as of the end of the period, rather than the average of active customers as of the beginning and end of the period, in the denominator of the calculations. Because our active customer metrics are based on purchases over a TTM period, we believe that this change improves the usefulness of these metrics. The prior period metrics presented below have been updated to reflect this change.

•
Units. This metric represents the number of purchases during the reporting period, before refunds and cancellations, made either through one of our online marketplaces or directly with a merchant for which we earned a commission. We consider unit growth to be an important indicator of the total volume of business conducted through our marketplaces.

Our gross billings for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross billings	$1,264,263	$1,364,233	2,557,527	2,722,209

Our active customers, gross billings per active customer and gross profit per active customer for the TTM ended June 30, 2018 and 2017 were as follows:

	Trailing Twelve Months Ended June 30,
	2018	2017
TTM Active customers (in thousands)	49,309	48,346
TTM Gross billings per active customer (1)	$111.16	$116.88
TTM Gross profit per active customer (1)	$27.27	$26.53

(1)
TTM Gross billings per active customer have been updated from $121.24 previously reported and TTM Gross profit per active customer has been updated from $27.52 previously reported for the trailing twelve months ended June 30, 2017 due to the change in the calculation discussed above.

Our units for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Units	39,950	44,461	82,374	90,192
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
Growing our Active Customer Base and Customer Value. We must acquire and retain customers that we expect to have long-term value and improve gross profit per customer in order to grow our business. We have significantly increased our marketing spending in recent years in order to drive customer growth. Our marketing spending includes investments in offline campaigns intended to increase customer awareness and understanding of the Groupon brand and our product and service offerings. The organic traffic to our websites and mobile applications, including organic traffic from consumers responding to our emails, has declined in recent years, such that an increasing proportion of our traffic is generated from paid marketing channels, such as search engine marketing. As such, we are focused on developing sources of organic traffic other than email and optimizing the efficiency of our marketing spending, which is primarily guided by return on investment thresholds that are currently based on expected months-to-payback targets ranging from 12 to 18 months. Additionally, we consider order discounts and certain other initiatives to drive customer acquisition and activation to be marketing-related activities, even though such activities may not be presented as marketing expenses in our consolidated statements of operations.
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
Three Months Ended June 30, 2018 and 2017:
Gross billings for the three months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Gross billings:
Service	$942,519	$1,017,468	$(74,949)	(7.4)%
Product	321,744	346,765	(25,021)	(7.2)
Total gross billings	$1,264,263	$1,364,233	$(99,970)	(7.3)
The effect on our gross billings for the three months ended June 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended June 30, 2018
	At Avg. Q2 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,236,153	$28,110	$1,264,263

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Gross Billings by Segment
Gross billings by category and segment for the three months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
North America
Service gross billings:
Local	$548,056	$615,833	$(67,777)	(11.0)%
Goods	25,791	27,978	(2,187)	(7.8)
Travel	93,809	112,670	(18,861)	(16.7)
Product gross billings - Goods	170,710	217,946	(47,236)	(21.7)
Total North America gross billings	838,366	974,427	(136,061)	(14.0)

International
Service gross billings:
Local	203,248	189,408	13,840	7.3
Goods	22,849	25,598	(2,749)	(10.7)
Travel	48,766	45,981	2,785	6.1
Product gross billings - Goods	151,034	128,819	22,215	17.2
Total International gross billings	425,897	389,806	36,091	9.3
Total gross billings	$1,264,263	$1,364,233	$(99,970)	(7.3)

The percentages of gross billings by segment for the three months ended June 30, 2018 and 2017 were as follows:

Q2 2018	Q2 2017

North America	International
North America
North America gross billings for the three months ended June 30, 2018 decreased from the prior year, reflecting decreases of $67.8 million in our Local category and $49.4 million in our Goods category. Factors impacting North America gross billings included the following:

•
We continued to shift customer impressions from traditional voucher offerings with food and drink merchants toward Groupon+ voucherless offerings as we seek to scale that product. While we believe that voucherless offerings have the potential to ultimately drive long-term gross profit growth, the shift away from traditional food and drink vouchers is adversely impacting our gross billings in the near term;

•	We ceased most of our food delivery operations in the third quarter of 2017, which resulted in a $16.0 million decrease in Local gross billings as compared to the prior year period; and

•
A decrease in gross billings from our Goods category, which reflected our ongoing efforts to de-emphasize lower margin product offerings in connection with our strategic initiative to optimize for gross profit generation.

The above drivers adversely impacted gross billings per active customer, which was $114.52 for the trailing twelve months ended June 30, 2018, as compared to $124.37 in the corresponding prior year period. Additionally, the total number of units sold decreased to 26.6 million units for the three months ended June 30, 2018, as compared to 31.0 million units in the prior year period.
Order discounts, which are presented as a reduction of gross billings and revenue, decreased by $14.6 million to $32.1 million for the three months ended June 30, 2018, as compared to $46.7 million in the prior year period.
For the three months ended June 30, 2018, there was an $8.2 million unfavorable impact on gross billings as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on the Company's accounting policies.
International
International gross billings increased during the three months ended June 30, 2018, reflecting increases of $13.8 million and $19.5 million in our Local and Goods categories. That increase was primarily driven by a $27.9 million favorable impact from year-over-year changes in foreign currency rates for the three months ended June 30, 2018.
Order discounts, which are presented as a reduction of gross billings and revenue, increased by $4.6 million to $13.7 million for the three months ended June 30, 2018, as compared to $9.1 million in the prior year period.
For the three months ended June 30, 2018, there was a $0.9 million unfavorable impact on gross billings as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on the Company's accounting policies.

Six Months Ended June 30, 2018 and 2017:
Gross billings for the six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Gross billings:
Service	$1,911,040	$2,003,390	$(92,350)	(4.6)%
Product	646,487	718,819	(72,332)	(10.1)
Total gross billings	$2,557,527	$2,722,209	$(164,682)	(6.0)
The effect on our gross billings for the six months ended June 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Six Months Ended June 30, 2018
	At Avg. Q2 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$2,477,373	$80,154	$2,557,527

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Gross Billings by Segment
Gross billings by category and segment for the six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
North America
Service gross billings:
Local	$1,091,077	$1,203,599	$(112,522)	(9.3)%
Goods	54,380	39,920	14,460	36.2
Travel	196,308	226,833	(30,525)	(13.5)
Product gross billings - Goods	351,597	468,592	(116,995)	(25.0)
Total North America gross billings	1,693,362	1,938,944	(245,582)	(12.7)

International
Service gross billings:
Local	420,555	380,627	39,928	10.5
Goods	42,432	53,269	(10,837)	(20.3)
Travel	106,288	99,142	7,146	7.2
Product gross billings - Goods	294,890	250,227	44,663	17.8
Total International gross billings	864,165	783,265	80,900	10.3
Total gross billings	$2,557,527	$2,722,209	$(164,682)	(6.0)

The percentages of gross billings by segment for the six months ended June 30, 2018 and 2017 were as follows:

Q2 2018 YTD	Q2 2017 YTD

North America	International
North America
North America gross billings for the six months ended June 30, 2018 decreased from the prior year, reflecting decreases of $112.5 million in our Local category and $102.5 million in our Goods category. Factors impacting North America gross billings included the following:

•
We continued to shift customer impressions from traditional voucher offerings with food and drink merchants toward Groupon+ voucherless offerings as we seek to scale that product. While we believe that voucherless offerings have the potential to ultimately drive long-term gross profit growth, the shift away from traditional food and drink vouchers is adversely impacting our gross billings in the near term;

•	We ceased most of our food delivery operations in the third quarter of 2017, which resulted in a $33.4 million decrease in Local gross billings as compared to the prior year period; and

•
A decrease in gross billings from our Goods category, which reflected our ongoing efforts to de-emphasize lower margin product offerings in connection with our strategic initiative to optimize for gross profit generation.

The above drivers adversely impacted gross billings per active customer, which was $114.52 for the trailing twelve months ended June 30, 2018, as compared to $124.37 in the corresponding prior year period. Additionally, the total number of units sold decreased to 54.7 million for the six months ended June 30, 2018 as compared to 62.7 million units in the prior year period.
Order discounts, which are presented as a reduction of gross billings and revenue, decreased by $25.7 million to $71.3 million for the six months ended June 30, 2018, as compared to $97.0 million in the prior year period.
For the six months ended June 30, 2018, there was a $6.3 million unfavorable impact on gross billings as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on the Company's accounting policies.
International
International gross billings increased during the six months ended June 30, 2018, reflecting increases of $39.9 million, $33.8 million and $7.1 million in our Local, Goods and Travel categories, respectively. That increase was primarily driven by a $79.7 million favorable impact from year-over-year changes in foreign currency rates for the three months ended June 30, 2018.
Order discounts, which are presented as a reduction of gross billings and revenue, increased by $9.1 million to $27.5 million for the six months ended June 30, 2018, as compared to $18.4 million in the prior year period.
For the six months ended June 30, 2018, there was a $0.4 million unfavorable impact on gross billings as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on the Company's accounting policies.
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
Three Months Ended June 30, 2018 and 2017:
Revenue for the three months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue:
Service	$295,652	$315,854	$(20,202)	(6.4)%
Product	321,744	346,765	(25,021)	(7.2)
Total revenue	$617,396	$662,619	$(45,223)	(6.8)

The effect on revenue for the three months ended June 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended June 30, 2018
	At Avg. Q2 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Revenue	$600,314	$17,082	$617,396

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Revenue by Segment
Revenue by category and segment for the three months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
North America
Service revenue:
Local	$185,870	$207,534	$(21,664)	(10.4)%
Goods	3,796	4,112	(316)	(7.7)
Travel	19,888	22,320	(2,432)	(10.9)
Product revenue - Goods	170,710	217,946	(47,236)	(21.7)
Total North America revenue	380,264	451,912	(71,648)	(15.9)

International
Service revenue:
Local	71,425	66,108	5,317	8.0
Goods	4,967	4,984	(17)	(0.3)
Travel	9,706	10,796	(1,090)	(10.1)
Product revenue - Goods	151,034	128,819	22,215	17.2
Total International revenue	237,132	210,707	26,425	12.5
Total revenue	$617,396	$662,619	(45,223)	(6.8)

The percentages of revenue by segment for the three months ended June 30, 2018 and 2017 were as follows:

Q2 2018	Q2 2017

North America	International
The percentages of service gross billings that we retained after deducting the merchant's share for the three months ended June 30, 2018 and 2017 were as follows:

North America	International
North America
The decrease in North America revenue for the three months ended June 30, 2018 reflects decreases of $21.7 million and $47.6 million in our Local and Goods categories, respectively. The decreases were attributable to the following:

•	decreases in Goods and Local gross billings, as discussed above; and

•
an increase in the proportion of service revenue transactions in our Goods category, which are reported on a net basis, with a corresponding decrease in the proportion of product revenue transactions, which are reported on a gross basis.

The above decreases were partially offset by an increase in the percentage of gross billings that we retained after deducting the merchant’s share in service revenue transactions to 31.4% for the three months ended June 30, 2018, as compared to 30.9% in the prior year period. The percentage of gross billings that we retain after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.
For the three months ended June 30, 2018, there was a $1.7 million unfavorable impact on revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on the Company's accounting policies.

International
The increase in International revenue for the three months ended June 30, 2018 reflects increases of $5.3 million and $22.2 million in our Local and Goods categories, respectively. The increases were primarily attributable to the following:

•	a $17.0 million favorable impact on international revenue from year-over-year changes in foreign exchange rates for the three months ended June 30, 2018; and

•
a decrease in the proportion of service revenue transactions in our Goods category, which are reported on a net basis, with a corresponding increase in the proportion of product revenue transactions, which are reported on a gross basis.

The percentage of gross billings related to service revenue transactions that we retained after deducting the merchant’s share was substantially consistent with the prior year.
For the three months ended June 30, 2018, there was a $4.3 million unfavorable impact on revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on the Company's accounting policies.
Six Months Ended June 30, 2018 and 2017:
Revenue for the six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue:
Service	$597,449	$617,426	$(19,977)	(3.2)%
Product	646,487	718,819	(72,332)	(10.1)
Total revenue	$1,243,936	$1,336,245	$(92,309)	(6.9)
The effect on revenue for the six months ended June 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Six Months Ended June 30, 2018
	At Avg. Q2 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Revenue	$1,197,565	$46,371	$1,243,936

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Revenue by Segment
Revenue by category and segment for the six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
North America
Service revenue:
Local	$373,281	$408,079	$(34,798)	(8.5)%
Goods	8,670	5,816	2,854	49.1
Travel	39,972	42,782	(2,810)	(6.6)
Product revenue - Goods	351,597	468,592	(116,995)	(25.0)
Total North America revenue	773,520	925,269	(151,749)	(16.4)

International
Service revenue:
Local	146,003	129,683	16,320	12.6
Goods	8,381	9,268	(887)	(9.6)
Travel	21,142	21,798	(656)	(3.0)
Product revenue - Goods	294,890	250,227	44,663	17.8
Total International revenue	470,416	410,976	59,440	14.5
Total revenue	$1,243,936	$1,336,245	(92,309)	(6.9)
The percentages of revenue by segment for the six months ended June 30, 2018 and 2017 were as follows:

Q2 2018 YTD	Q2 2017 YTD

North America	International

The percentages of service gross billings that we retained after deducting the merchant's share for the six months ended June 30, 2018 and 2017 were as follows:

North America	International
North America
The decrease in North America revenue for the six months ended June 30, 2018 reflects decreases of $34.8 million and $114.1 million in our Local and Goods categories, respectively. The decreases were attributable to the following:

•	decreases in Goods and Local gross billings, as discussed above; and

•
an increase in the proportion of service revenue transactions in our Goods category, which are reported on a net basis, with a corresponding decrease in the proportion of product revenue transactions, which are reported on a gross basis.

The above decreases were partially offset by an increase in the percentage of gross billings that we retained after deducting the merchant’s share in service revenue transactions to 31.4% for the six months ended June 30, 2018, as compared to 31.1% in the prior year period. The percentage of gross billings that we retain after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.
For the six months ended June 30, 2018, there was a $2.2 million unfavorable impact on revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on the Company's accounting policies.
International
The increase in International revenue for the six months ended June 30, 2018 reflects increases of $16.3 million and $43.8 million in our Local and Goods categories, respectively. The increases were primarily attributable to the following:

•	a $46.3 million favorable impact on international revenue from year-over-year changes in foreign exchange rates for the six months ended June 30, 2018;

•
a decrease in the proportion of service revenue transactions in our Goods category, which are reported on a net basis, with a corresponding increase in the proportion of product revenue transactions, which are reported on a gross basis; and

•
an increase in the percentage of gross billings that we retained after deducting the merchant’s share in service revenue transactions to 30.8% for the six months ended June 30, 2018, as compared to 30.2% in the prior year period. The percentage of gross billings that we retain after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.

For the six months ended June 30, 2018, there was a $2.0 million unfavorable impact on revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on the Company's accounting policies.
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
Three Months Ended June 30, 2018 and 2017:
Cost of revenue for the three months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Cost of revenue:
Service	$30,230	$38,478	$(8,248)	(21.4)%
Product	263,508	296,074	(32,566)	(11.0)
Total cost of revenue	$293,738	$334,552	$(40,814)	(12.2)
The effect on cost of revenue for the three months ended June 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended June 30, 2018
	At Avg. Q2 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Cost of revenue	$283,397	$10,341	$293,738

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Cost of Revenue by Segment
Cost of revenue by category and segment for the three months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
North America
Service cost of revenue:
Local	$20,585	$27,925	$(7,340)	(26.3)%
Goods	806	905	(99)	(10.9)
Travel	3,585	4,565	(980)	(21.5)
Product cost of revenue - Goods	135,917	184,657	(48,740)	(26.4)
Total North America cost of revenue	160,893	218,052	(57,159)	(26.2)

International
Service cost of revenue:
Local	4,065	3,805	260	6.8
Goods	402	478	(76)	(15.9)
Travel	787	800	(13)	(1.6)
Product cost of revenue - Goods	127,591	111,417	16,174	14.5
Total International cost of revenue	132,845	116,500	16,345	14.0
Total cost of revenue	$293,738	$334,552	$(40,814)	(12.2)
The percentages of cost of revenue by segment for the three months ended June 30, 2018 and 2017 were as follows:

Q2 2018	Q2 2017

North America	International

North America
The decrease in North America cost of revenue for the three months ended June 30, 2018 was primarily attributable to the decrease in product revenue transactions as discussed above.
For the three months ended June 30, 2018, there was a $7.0 million favorable impact on cost of revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
International
The increase in International cost of revenue for the three months ended June 30, 2018 was primarily attributable to a $10.3 million unfavorable impact from year-over-year changes in foreign exchange rates and the increase in product revenue transactions as discussed above.
Six Months Ended June 30, 2018 and 2017:
Cost of revenue for the six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Cost of revenue:
Service	$61,375	$81,351	$(19,976)	(24.6)%
Product	534,018	617,376	(83,358)	(13.5)
Total cost of revenue	$595,393	$698,727	$(103,334)	(14.8)
The effect on cost of revenue for the six months ended June 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Six Months Ended June 30, 2018
	At Avg. Q2 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Cost of revenue	$568,181	$27,212	$595,393

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Cost of Revenue by Segment
Cost of revenue by category and segment for the six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
North America
Service cost of revenue:
Local	$41,240	$59,128	$(17,888)	(30.3)%
Goods	1,739	1,302	437	33.6
Travel	7,667	9,862	(2,195)	(22.3)
Product cost of revenue - Goods	283,823	400,180	(116,357)	(29.1)
Total North America cost of revenue	334,469	470,472	(136,003)	(28.9)

International
Service cost of revenue:
Local	8,428	8,186	242	3.0
Goods	729	1,107	(378)	(34.1)
Travel	1,572	1,766	(194)	(11.0)
Product cost of revenue - Goods	250,195	217,196	32,999	15.2
Total International cost of revenue	260,924	228,255	32,669	14.3
Total cost of revenue	$595,393	$698,727	$(103,334)	(14.8)
The percentages of cost of revenue by segment for the six months ended June 30, 2018 and 2017 were as follows:

Q2 2018 YTD	Q2 2017 YTD

North America	International

North America
The decrease in North America cost of revenue for the six months ended June 30, 2018 was primarily attributable to the decrease in product revenue transactions as discussed above.
For the six months ended June 30, 2018, there was a $13.3 million favorable impact on cost of revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
International
The increase in International cost of revenue for the six months ended June 30, 2018 was primarily attributable to a $27.2 million unfavorable impact from year-over-year changes in foreign exchange rates and the increase in product revenue transactions as discussed above.
Gross Profit
Three Months Ended June 30, 2018 and 2017:
Gross profit for the three months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Gross profit:
Service	$265,422	$277,376	$(11,954)	(4.3)%
Product	58,236	50,691	7,545	14.9
Total gross profit	$323,658	$328,067	$(4,409)	(1.3)
The effect on gross profit for the three months ended June 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended June 30, 2018
	At Avg. Q2 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross profit	$316,917	$6,741	$323,658

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Gross Profit by Segment
Gross profit by category and segment for the three months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
North America
Service gross profit:
Local	$165,285	$179,609	$(14,324)	(8.0)%
Goods	2,990	3,207	(217)	(6.8)
Travel	16,303	17,755	(1,452)	(8.2)
Product gross profit - Goods	34,793	33,289	1,504	4.5
Total North America gross profit	219,371	233,860	(14,489)	(6.2)

International
Service gross profit:
Local	67,360	62,303	5,057	8.1
Goods	4,565	4,506	59	1.3
Travel	8,919	9,996	(1,077)	(10.8)
Product gross profit - Goods	23,443	17,402	6,041	34.7
Total International gross profit	104,287	94,207	10,080	10.7
Total gross profit	$323,658	$328,067	$(4,409)	(1.3)
The percentages of gross profit by segment for the three months ended June 30, 2018 and 2017 were as follows:

Q2 2018	Q2 2017

North America	International
North America
The decrease in North America gross profit for the three months ended June 30, 2018 reflects a $14.3 million decrease in gross profit from our Local category, which was attributable to the decrease in revenue, as discussed above.
Gross profit from product revenue transactions in our Goods category increased by 4.5%, as compared to the 21.7% decrease in revenue from those transactions. That difference was attributable to higher gross margins on product revenue transactions, which were 20.4% for the three months ended June 30, 2018 as compared to 15.3% in the prior year period. The margin improvement resulted from our ongoing efforts to de-emphasize lower margin product offerings and reduce our shipping and fulfillment costs.
For the three months ended June 30, 2018, there was a $5.4 million favorable impact on gross profit as a result of adopting Topic 606 as compared to previous accounting guidance. That favorable impact was primarily driven by the change in the timing of recognition of variable consideration from redeemed vouchers. As a result of the Company’s increased use of pay-on-redemption terms with merchants in North America beginning in the third quarter 2017, we expect that the change to recognizing estimated variable consideration at the time of sale under Topic 606 will drive continued favorability in North America gross profit during the remainder of 2018, as compared to the gross profit that would have been reported in the current year under the previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
International
The increase in International gross profit for the three months ended June 30, 2018 was primarily attributable to the following:

•	a $6.7 million favorable impact on International gross profit from year-over-year changes in foreign exchange rates for the three months ended June 30, 2018; and

•	our ongoing efforts to de-emphasize lower margin product offerings in our Goods category and to reduce our shipping and fulfillment costs.
For the three months ended June 30, 2018, there was a $4.3 million unfavorable impact on gross profit as a result of adopting Topic 606 as compared to previous accounting guidance. That unfavorable impact primarily reflected $2.6 million related to the change in the timing of recognition of variable consideration from unredeemed vouchers and $1.8 million related to customer credits issued for relationship purposes, which are classified as a reduction of revenue under Topic 606. Our international segment continues to primarily use pay-on redemption terms with merchants and the impact of the change to recognizing variable consideration at the time of sale under Topic 606 could be favorable or unfavorable from period to period for that segment based on seasonal revenue levels, particularly in our Local category, and changes in redemption rates. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
Six Months Ended June 30, 2018 and 2017:
Gross profit for the six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Gross profit:
Service	$536,074	$536,075	$(1)	—%
Product	112,469	101,443	11,026	10.9
Total gross profit	$648,543	$637,518	$11,025	1.7
The effect on gross profit for the six months ended June 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Six Months Ended June 30, 2018
	At Avg. Q2 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross profit	$629,384	$19,159	$648,543

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Gross Profit by Segment
Gross profit by category and segment for the six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
North America
Service gross profit:
Local	$332,041	$348,951	$(16,910)	(4.8)%
Goods	6,931	4,514	2,417	53.5
Travel	32,305	32,920	(615)	(1.9)
Product gross profit - Goods	67,774	68,412	(638)	(0.9)
Total North America gross profit	439,051	454,797	(15,746)	(3.5)

International
Service gross profit:
Local	137,575	121,497	16,078	13.2
Goods	7,652	8,161	(509)	(6.2)
Travel	19,570	20,032	(462)	(2.3)
Product gross profit - Goods	44,695	33,031	11,664	35.3
Total International gross profit	209,492	182,721	26,771	14.7
Total gross profit	$648,543	$637,518	$11,025	1.7
The percentages of gross profit by segment for the six months ended June 30, 2018 and 2017 were as follows:

Q2 2018 YTD	Q2 2017 YTD

North America	International
North America
The decrease in North America gross profit for the six months ended June 30, 2018 reflects a $16.9 million decrease in gross billings from our Local category, which was attributable to the decrease in revenue, as discussed above.
Gross profit from product revenue transactions in our Goods category decreased by 0.9%, as compared to the 25.0% decrease in revenue from those transactions. That difference was attributable to higher gross margins on product revenue transactions, which were 19.3% for the six months ended June 30, 2018 as compared to 14.6% in the prior year period. The margin improvement resulted from our ongoing efforts to de-emphasize lower margin product offerings and reduce our shipping and fulfillment costs.
For the six months ended June 30, 2018, there was an $11.1 million favorable impact on gross profit as a result of adopting Topic 606 as compared to previous accounting guidance. That favorable impact included $8.4 million related to the change in the timing of recognition of variable consideration from unredeemed vouchers and $2.6 million related to the change in the timing of recognition of revenue from hotel reservation offerings. The favorable impact from recognizing revenue from hotel reservation offerings at the time of booking was primarily driven by seasonal travel patterns and we do not expect a significant impact from that change for the full year 2018. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
International
The increase in International gross profit for the six months ended June 30, 2018 was primarily attributable to the following:

•	a $19.1 million favorable impact on International gross profit from year-over-year changes in foreign exchange rates for the six months ended June 30, 2018; and

•	our ongoing efforts to de-emphasize lower margin product offerings in our Goods category and to reduce our shipping and fulfillment costs.
For the six months ended June 30, 2018, there was a $2.0 million unfavorable impact on gross profit as a result of adopting Topic 606 as compared to previous accounting guidance. That unfavorable impact primarily reflected $2.9 million related to customer credits issued for relationship purposes, which are classified as a reduction of revenue under Topic 606. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
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
Three Months Ended June 30, 2018 and 2017:
Marketing expense by segment as a percentage of gross profit for the three months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	% of Gross Profit	2017	% of Gross Profit	$ Change	% Change
Marketing:
North America	$66,402	30.3%	$78,461	33.6%	$(12,059)	(15.4)%
International	27,776	26.6	22,197	23.6	5,579	25.1
Total marketing	$94,178	29.1	$100,658	30.7	$(6,480)	(6.4)

Marketing by Segment
The percentages of marketing expense by segment for the three months ended June 30, 2018 and 2017 were as follows:

Q2 2018	Q2 2017

North America	International
North America
North America segment marketing expense for the three months ended June 30, 2018 decreased from the prior year period, which was primarily attributable to a decrease in offline and mobile marketing spend. Marketing expense as a percentage of gross profit for the three months ended June 30, 2018 decreased from the prior year period because we shifted a greater proportion of our global marketing spend to our International segment in the current year period.
International
International segment marketing expense and marketing expense as a percentage of gross profit for the three months ended June 30, 2018 increased from the prior year period, which was primarily attributable to a $2.0 million unfavorable impact from year-over-year changes in foreign exchange rates and our ongoing strategic initiative to increase our marketing activities to drive customer growth.
Six Months Ended June 30, 2018 and 2017:
Marketing expense by segment as a percentage of gross profit for the six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	% of Gross Profit	2017	% of Gross Profit	$ Change	% Change
Marketing:
North America	$137,853	31.4%	$142,004	31.2%	$(4,151)	(2.9)%
International	55,481	26.5	44,996	24.6	10,485	23.3
Total marketing	$193,334	29.8	$187,000	29.3	$6,334	3.4

Marketing by Segment
The percentages of marketing expense by segment for the six months ended June 30, 2018 and 2017 were as follows:

Q2 2018 YTD	Q2 2017 YTD

North America	International
North America
North America segment marketing expense for the six months ended June 30, 2018 decreased from the prior year period, which was primarily attributable to a decrease in offline marketing spend. Marketing expense as a percentage of gross profit for the six months ended June 30, 2018 was substantially consistent with the prior year period.
International
International segment marketing expense and marketing expense as a percentage of gross profit for the six months ended June 30, 2018 increased from the prior year period, which was primarily attributable to a $5.5 million unfavorable impact from year-over-year changes in foreign exchange rates and our ongoing strategic initiative to increase our marketing activities to drive customer growth.
Selling, General, and Administrative
Selling expenses reported within Selling, general and administrative ("SG&A") on the condensed consolidated statements of operations consist of sales commissions and other compensation expenses for sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses include compensation expense for employees involved in customer service, operations, technology and product development, as well as general corporate functions, such as finance, legal and human resources. Additional costs included in general and administrative include depreciation and amortization, rent, professional fees, litigation costs, travel and entertainment, recruiting, office supplies, maintenance, certain technology costs and other general corporate costs. We evaluate SG&A expense as a percentage of gross profit because it gives us an indication of our operating efficiency.
Three Months Ended June 30, 2018 and 2017:
SG&A as a percentage of gross profit for the three months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	% of Gross Profit	2017	% of Gross Profit	$ Change	% Change
Selling, general and administrative	$294,124	90.9%	$230,223	70.2%	$63,901	27.8%

The increase in SG&A and SG&A as a percentage of gross profit for the three months ended June 30, 2018 as compared to the prior year period was attributable to a $75.0 million charge related to a patent litigation case with IBM as a result of an adverse jury verdict in July 2018. Although Groupon cannot predict the ultimate outcome of this lawsuit, it currently intends to continue vigorously pursuing its position through post-trial motions and appeal. That increase was partially offset by our continued efforts to improve our cost structure, including the following:

•	a $5.7 million decrease in compensation-related costs; and

•	decreases in facilities costs and other general expenses.
There was a $5.2 million unfavorable impact from year-over-year changes in foreign currency exchange rates for the three months ended June 30, 2018.
Six Months Ended June 30, 2018 and 2017:
SG&A as a percentage of gross profit for the six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	% of Gross Profit	2017	% of Gross Profit	$ Change	% Change
Selling, general and administrative	$516,185	79.6%	$462,281	72.5%	$53,904	11.7%
The increase in SG&A and SG&A as a percentage of gross profit for the six months ended June 30, 2018 as compared to the prior year period was attributable to the $75.0 million charge recorded in the second quarter 2018 related to a patent litigation case with IBM. That increase was partially offset by our continued efforts to improve our cost structure, including the following:

•	a $10.1 million decrease in compensation-related costs; and

•	decreases in facilities costs, systems costs, and other general expenses.
There was a $13.9 million unfavorable impact from year-over-year changes in foreign currency exchange rates for the six months ended June 30, 2018.
Restructuring Charges
Restructuring charges represent severance and benefit costs for workforce reductions and other exit costs resulting from our restructuring activities. See Note 12, Restructuring, for information about our restructuring plan.
Income (Loss) from Operations
Three Months Ended June 30, 2018 and 2017:
Income (loss) from operations by segment for the three months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Income (loss) from operations
North America	$(68,524)	$(12,033)	$(56,491)	(469.5)%
International	4,279	4,635	(356)	(7.7)
Total income (loss) from operations	$(64,245)	$(7,398)	$(56,847)	(768.4)
North America
The increase in our loss from operations was attributable to a $14.5 million decrease in gross profit and the $75.0 million charge recorded in the second quarter 2018 related to a patent litigation case with IBM, partially offset by a decrease of $18.1 million in other SG&A costs, including compensation-related and facilities-related costs, a $12.1 million decrease in marketing expense and a $2.8 million decrease in restructuring costs.

Income (loss) from operations includes stock-based compensation of $15.0 million and $20.0 million for the three months ended June 30, 2018 and 2017, respectively.
For the three months ended June 30, 2018, there was a $4.7 million favorable impact on income (loss) from operations as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
International
The decrease in our income from operations was primarily attributable to a $7.0 million increase in SG&A and a $5.6 million increase in marketing expense, partially offset by a $10.1 million increase in gross profit and a $2.1 million decrease in restructuring costs.
Income (loss) from operations includes stock-based compensation of $1.3 million for the three months ended June 30, 2018 and 2017.
For the three months ended June 30, 2018, there was a $2.7 million unfavorable impact on income (loss) from operations as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
Six Months Ended June 30, 2018 and 2017:
Income (loss) from operations by segment for the six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Income (loss) from operations
North America	$(70,384)	$(26,816)	$(43,568)	(162.5)%
International	9,524	7,738	1,786	23.1
Total income (loss) from operations	$(60,860)	$(19,078)	$(41,782)	(219.0)
North America
The increase in our loss from operations was attributable to a $15.7 million decrease in gross profit and the $75.0 million charge recorded in the second quarter 2018 related to a patent litigation case with IBM, partially offset by a decrease of $38.2 million in other SG&A costs, including compensation-related and facilities-related costs, a $4.2 million decrease in marketing expense and a $4.7 million decrease in restructuring costs.
Income (loss) from operations includes stock-based compensation of $32.9 million and $38.3 million for the six months ended June 30, 2018 and 2017, respectively.
For the six months ended June 30, 2018, there was a $9.9 million favorable impact on income (loss) from operations as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
International
The improvement in our income from operations was primarily attributable to a $26.8 million increase in gross profit and a $2.7 million decrease in restructuring costs, partially offset by a $17.2 million increase in SG&A and a $10.5 million increase in marketing expense.
Income (loss) from operations includes stock-based compensation of $2.7 million for the six months ended June 30, 2018 and 2017.

For the six months ended June 30, 2018, there was a $0.4 million favorable impact on income (loss) from operations as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on the Company's accounting policies.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Three Months Ended June 30, 2018 and 2017:
Other income (expense), net for the three months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Other income (expense), net	$(26,457)	$5,878	$(32,335)	(550.1)%
Other income (expense), net for the three months ended June 30, 2018 primarily consisted of the following:

•
$12.5 million in foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the decline of the Euro against the U.S. dollar from an exchange rate of 1.2321 on March 31, 2018 to 1.1683 on June 30, 2018;

•	$9.2 million of impairments of minority investments. See Note 6, Investments, for additional information;

•	$5.2 million of interest expense; and

•	$3.0 million of losses on our fair value option investments. See Note 6, Investments, for additional information.
Those items were partially offset by $1.8 million in interest income and a $1.7 million gain on an embedded derivative related to an available-for-sale security.
Other income (expense), net for the three months ended June 30, 2017 primarily consisted of $10.8 million in foreign currency gains, partially offset by $4.9 million of interest expense.
Six Months Ended June 30, 2018 and 2017:
Other income (expense), net for the six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Other income (expense), net	$(34,972)	$1,276	$(36,248)	(2,840.8)%
Other income (expense), net for the six months ended June 30, 2018 primarily consisted of the following:

•
$11.1 million in foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the decline of the Euro against the U.S. dollar from an exchange rate of 1.1996 on December 31, 2017 to 1.1683 on June 30, 2018;

•	$10.7 million of interest expense;

•	$10.0 million of impairments of minority investments. See Note 6, Investments, for additional information; and

•	$8.1 million of losses on our fair value option investments. See Note 6, Investments, for additional information.
Those items were partially offset by $3.3 million in interest income and a $1.7 million gain on an embedded derivative related to an available-for-sale security.
Other income (expense), net for the six months ended June 30, 2017 primarily consisted of $10.9 million in foreign currency gains, partially offset by $10.3 million of interest expense.
Provision (Benefit) for Income Taxes
Three Months Ended June 30, 2018 and 2017:
Provision (benefit) for income taxes for the three months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Provision (benefit) for income taxes	$1,552	$3,883	$(2,331)	(60.0)%
Effective tax rate	(1.7)%	(255.5)%
The Company's U.S. Federal income tax rate is 21% for the three and six months ended June 30, 2018 and was 35% for the three and six months ended June 30, 2017. The primary factor impacting the effective tax rate for the three months ended June 30, 2018 and 2017 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress of and completion of those audits. During the fourth quarter 2017, we received an income tax assessment and a notification of proposed assessment from the tax authorities in two foreign jurisdictions, totaling $134.5 million in the aggregate. We believe that the assessments, which primarily relate to transfer pricing on transactions occurring from 2011 to 2014, are without merit and we intend to vigorously defend ourselves in those matters. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of those assessments, we believe that it is reasonably possible that reductions of up to $40.6 million in unrecognized tax benefits may occur within the 12 months following June 30, 2018 upon closing of income tax audits or the expiration of applicable statutes of limitations.
The Tax Cuts and Jobs Act (the "Jobs Act") was signed into law on December 22, 2017. In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we do not expect to incur the deemed repatriation tax established by the Jobs Act, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of June 30, 2018 and December 31, 2017 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution.
On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. This opinion reversed an earlier decision of the United States Tax Court. We are currently evaluating the impact of that opinion; however, we currently do not expect that it will have a material impact on our provision for income taxes for the year ending December 31, 2018 due to the valuation allowances against our net deferred tax assets in the related jurisdictions.

Six Months Ended June 30, 2018 and 2017:
Provision (benefit) for income taxes for the six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Provision (benefit) for income taxes	$(783)	$8,470	$(9,253)	(109.2)%
Effective tax rate	0.8%	(47.6)%
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the six months ended June 30, 2018 and 2017 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The effective tax rate for six months ended June 30, 2018 also reflected a $6.4 million income tax benefit resulting from the impact of adopting Topic 606 on intercompany activity in certain foreign jurisdictions.
Income (Loss) from Discontinued Operations
From November 2016 through March 2017, we exited our operations in 11 non-core countries and their results have been presented as discontinued operations. See Note 3, Discontinued Operations and Other Business Dispositions, for additional information about the dispositions and see Note 9, Commitments and Contingencies, for information about indemnification obligations related to discontinued operations.
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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three and six months ended June 30, 2018 and 2017, special charges and credits included charges related to our restructuring plan. For the three and six months ended June 30, 2018, special charges and credits also included the $75.0 million charge recorded in the second quarter 2018 related to a patent litigation case with IBM. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) from continuing operations	$(92,254)	$(5,403)	$(95,049)	$(26,272)
Adjustments:
Stock-based compensation (1)	16,266	21,392	35,544	41,042
Depreciation and amortization	28,954	34,679	58,615	68,746
Acquisition-related expense (benefit), net	655	36	655	48
Restructuring charges	(399)	4,584	(116)	7,315
IBM patent litigation	75,000	—	75,000	—
Other (income) expense, net	26,457	(5,878)	34,972	(1,276)
Provision (benefit) for income taxes	1,552	3,883	(783)	8,470
Total adjustments	148,485	58,696	203,887	124,345
Adjusted EBITDA	$56,231	$53,293	$108,838	$98,073

(1)
Represents stock-based compensation expense recorded within Selling, general and administrative, Cost of revenue and Marketing. Other income (expense), net includes $0.05 million and $0.05 million for the three months ended June 30, 2018, and 2017, respectively. Other income (expense), net includes $0.1 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

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
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, cash balances, which totaled $662.9 million as of June 30, 2018, and available borrowing capacity under our Amended and Restated Credit Agreement.

Our net cash flows from operating, investing and financing activities from continuing operations for three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash provided by (used in):
Operating activities (1)	$44,175	$(19,390)	$(75,572)	$(157,476)
Investing activities	(75,714)	(13,782)	(96,096)	(27,802)
Financing activities	(18,729)	(47,924)	(39,628)	(93,650)

(1)
Prior period net cash used in operating activities from continuing operations has been updated from negative $20.7 million and negative $156.9 million previously reported for the three and six months ended June 30, 2017, respectively, to reflect the adoption of ASU 2016-18 on January 1, 2018. See Note 2, Adoption of New Accounting Standards, for additional information on the adoption of ASU 2016-18.

Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities from continuing operations, less purchases of property and equipment and capitalized software from continuing operations. Our free cash flow for the three and six months ended June 30, 2018 and 2017 and reconciliations to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash provided by (used in) operating activities from continuing operations (1)	$44,175	$(19,390)	$(75,572)	$(157,476)
Purchases of property and equipment and capitalized software from continuing operations	(17,373)	(15,385)	(37,517)	(29,461)
Free cash flow (1)	$26,802	$(34,775)	$(113,089)	$(186,937)

(1)
Net cash used in operating activities from continuing operations and free cash flow have been updated from negative $20.7 million and negative $36.1 million previously reported, respectively, for the three months ended June 30, 2017, and from negative $156.9 million and negative $186.4 million previously reported, respectively, for the six months ended June 30, 2017 to reflect the adoption of ASU 2016-18 on January 1, 2018. See Note 2, Adoption of New Accounting Standards, for additional information on the adoption of ASU 2016-18.

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
Our cash balances fluctuate significantly throughout the year based on many variables, including gross billings growth rates, the timing of payments to merchants and suppliers, seasonality and the mix of transactions between Goods and Local. For example, we typically generate strong cash inflows during the fourth quarter holiday season, driven primarily by our Goods category, followed by significant cash outflows in the following period when payments are made to inventory suppliers. We are currently developing and testing voucherless offerings that are linked to customer credit cards, which we refer to as Groupon+. For Groupon+ deals, we offer cash back on customers' credit card statements based on qualifying purchases with participating merchants. For those offerings, we typically remit payment to a card brand network within two weeks of the qualifying purchase for the customer's cash back incentive and then we collect from the merchant both our commission and reimbursement for the customer's cash back incentive, usually on a monthly basis. The working capital impact of Groupon+ offerings is less favorable to us than voucher transactions, for which we collect payment from customers at the time of sale and remit payment to merchants at a later date. As such, we expect that our cash flows will initially be adversely impacted to the extent that Groupon+ offerings begin to scale in future periods.
For the six months ended June 30, 2018, our net cash used in operating activities from continuing operations was $75.6 million, as compared to our $95.0 million net loss from continuing operations. That difference was primarily attributable to $111.6 million of non-cash items, including depreciation and amortization and stock-based compensation, partially offset by a $92.1 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers.
For the six months ended June 30, 2017, our net cash used in operating activities from continuing operations was $157.5 million, as compared to a $26.3 million net loss from continuing operations. That difference was primarily due to a $248.2 million decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers and payments related to our restructuring activities. The difference between our net cash provided by operating activities and our net income from continuing operations due to changes in working capital was partially offset by $117.0 million of non-cash items, including depreciation and amortization and stock-based compensation.
Our net cash used in investing activities from continuing operations was $96.1 million and $27.8 million for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, our net cash used in investing activities from continuing operations included $37.5 million and $29.5 million, respectively, in purchases of property and equipment and capitalized software.
Our net cash used in financing activities was $39.6 million and $93.7 million for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, net cash used in financing activities included $17.2 million in payments of capital lease obligations and $16.1 million in taxes paid related to net share settlements of stock-based compensation awards. For the six months ended June 30, 2017, net cash used in financing activities included $51.5 million in purchases of treasury stock under our share repurchase program, $16.7 million in payments of capital lease obligations and $15.4 million in taxes paid related to net share settlements of stock-based compensation awards.
Our Amended and Restated Credit Agreement provides for aggregate principal borrowings of up to $250.0 million and matures in July 2019. As of June 30, 2018, we had no borrowings under our Amended and Restated Credit Agreement and were in compliance with all covenants. See Note 8, Financing Arrangements, for additional information.
As of June 30, 2018, we had $259.5 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars and Japanese yen. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board of Directors authorized us to repurchase up to $300.0 million of our common stock under a new share repurchase program. The Company's prior share repurchase program expired in April 2018. Upon its expiration, up to $135.2 million of our common stock remained available for purchase under that prior share repurchase program. During the three and six months ended June 30, 2018, we did not repurchase any shares of our common stock. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under our Amended and Restated Credit Agreement, share price and other factors, and the program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.
Our cash and cash equivalents and cash flows generated from our operations may be used to fund strategic investments, business acquisitions, working capital needs, investments in technology, marketing, share repurchases and litigation-related payments, including any payments related to the IBM patent litigation matter. Additionally, we have the ability to borrow funds under our Amended and Restated Credit Agreement. We could also seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for acquisitions, share repurchases or other strategic investment opportunities. Although we can provide no assurances, we believe that our cash and cash equivalents balance and cash generated from operations and available borrowings under our Amended and Restated Credit Agreement should be sufficient to meet our working capital requirements and capital expenditures for at least the next twelve months.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2018 did not materially change from the amounts set forth in our 2017 Annual Report on Form 10-K, except as disclosed in Note 9, Commitments and Contingencies.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2018.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2017, as amended. In addition, refer to the critical accounting policies and estimates under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended.
The changes to our revenue recognition policies upon the adoption of Topic 606 on January 1, 2018 represents a material change to our critical accounting policies and estimates during the six months ended June 30, 2018. See Note 2, Adoption of New Accounting Standards, and Note 11, Revenue Recognition, for additional information related to our revised revenue recognition policies.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU will require the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to the capital lease assets and liabilities currently recorded on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and cash flows will be substantially consistent with current accounting guidance. The ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. We are continuing to evaluate the impact of the ASU and expect that it will have a material impact on our consolidated balance sheets. See Note 10, Commitments and Contingencies, in our Annual Report on Form 10-K, for the year ended December 31, 2017, as amended, and Note 9, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for information about our lease commitments.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to make the guidance to share-based payment awards to nonemployees consistent with the guidance for share-based payment awards to employees. The ASU will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods. We believe that the adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

There are no other accounting standards that have been issued but not yet adopted that are expected to have a material impact on our condensed consolidated financial position or results of operations.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three and six months ended June 30, 2018, we derived approximately 38.4% and 37.8%, respectively, of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support those markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of June 30, 2018 and December 31, 2017.
As of June 30, 2018, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $2.4 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $0.2 million. This compares to a $21.5 million working capital deficit subject to foreign currency exposure as of December 31, 2017, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $2.2 million.
Interest Rate Risk
Our cash balance as of June 30, 2018 consists of bank deposits, so exposure to market risk for changes in interest rates is limited. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Note 8, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In June 2016, we entered into the Amended and Restated Credit Agreement that provides for aggregate principal borrowings of up to $250.0 million. As of June 30, 2018, there were no borrowings outstanding under the Amended and Restated Credit Agreement. Because the Amended and Restated Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended and Restated Credit Agreement. We also have $36.8 million of capital lease obligations and $10.2 million of investments in convertible debt securities issued by nonpublic entities that are classified as available-for-sale. We do not believe that the interest rate risk on the long-term capital lease obligations and investments is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three months ended June 30, 2018.

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
Based on this evaluation, our management concluded that, as of June 30, 2018, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 9, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2018, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
On May 7, 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under a new share repurchase program. The Company's prior share repurchase program expired in April 2018. During the three and six months ended June 30, 2018, the Company did not repurchase any shares of its common stock. The timing and amount of any share repurchases, if any, will be determined based on market conditions, limitations under the amended and restated credit agreement, share price and other factors, and the program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so. See Note 10, Stockholders' Equity and Compensation Arrangements, for discussion regarding our share repurchase program.
The following table provides information about purchases of shares of our common stock during the three months ended June 30, 2018 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2018	265,788	$4.29	—	—
May 1-31, 2018	184,591	4.58	—	—
June 1-30, 2018	700,880	4.51	—	—
Total	1,151,259	$4.47	—	—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of August 2018.

GROUPON, INC.
By:	/s/ Michael Randolfi
	Name:	Michael Randolfi
	Title:	Chief Financial Officer