Form 10-Q
period 2018-09-30
Groupon, Inc.
filed 2018-11-07
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Yes ☐        No  ☒
As of November 5, 2018, there were 570,780,015 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, risks related to volatility in our operating results; execution of our business and marketing strategies; retaining existing customers and adding new customers; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments and any potential adverse impact from the United Kingdom's likely exit from the European Union; retaining and adding high quality merchants; our voucherless offerings; cybersecurity breaches; competing successfully in our industry; changes to merchant payment terms; providing a strong mobile experience for our customers; maintaining our information technology infrastructure; delivery and routing of our emails; claims related to product and service offerings; managing inventory and order fulfillment risks; litigation; managing refund risks; retaining and attracting members of our executive team; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; tax liabilities; tax legislation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors; protecting our intellectual property; maintaining a strong brand; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; our common stock, including volatility in our stock price; our convertible senior notes; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission ("SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," the "Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$572,358	$880,129
Accounts receivable, net	81,478	98,294
Prepaid expenses and other current assets	98,169	94,025
Total current assets	752,005	1,072,448
Property, equipment and software, net	146,897	151,145
Goodwill	327,430	286,989
Intangible assets, net	49,032	19,196
Investments (including $84,861 and $109,751 at September 30, 2018 and December 31, 2017, respectively, at fair value)	109,306	135,189
Other non-current assets	19,250	12,538
Total Assets	$1,403,920	$1,677,505
Liabilities and Equity
Current liabilities:
Accounts payable	$16,810	$31,968
Accrued merchant and supplier payables	484,626	770,335
Accrued expenses and other current liabilities	269,726	331,196
Total current liabilities	771,162	1,133,499
Convertible senior notes, net	198,575	189,753
Other non-current liabilities	102,543	102,408
Total Liabilities	1,072,280	1,425,660
Commitments and contingencies (see Note 9)
Stockholders' Equity
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized; 758,800,610 shares issued and 570,198,368 shares outstanding at September 30, 2018; 748,541,862 shares issued and 559,939,620 shares outstanding at December 31, 2017	76	75
Additional paid-in capital	2,222,423	2,174,708
Treasury stock, at cost, 188,602,242 shares at September 30, 2018 and December 31, 2017	(867,450)	(867,450)
Accumulated deficit	(1,056,727)	(1,088,204)
Accumulated other comprehensive income (loss)	32,329	31,844
Total Groupon, Inc. Stockholders' Equity	330,651	250,973
Noncontrolling interests	989	872
Total Equity	331,640	251,845
Total Liabilities and Equity	$1,403,920	$1,677,505
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Service	$289,214	$302,458	$886,663	$919,884
Product	303,669	332,008	950,156	1,050,827
Total revenue	592,883	634,466	1,836,819	1,970,711
Cost of revenue:
Service	29,792	41,858	91,167	123,209
Product	257,102	283,183	791,120	900,559
Total cost of revenue	286,894	325,041	882,287	1,023,768
Gross profit	305,989	309,425	954,532	946,943
Operating expenses:
Marketing	92,717	101,456	286,051	288,456
Selling, general and administrative	160,214	214,828	676,399	677,109
Restructuring charges	35	11,503	(81)	18,818
Gain on sale of intangible assets	—	(17,149)	—	(17,149)
Total operating expenses	252,966	310,638	962,369	967,234
Income (loss) from operations	53,023	(1,213)	(7,837)	(20,291)
Other income (expense), net	(4,860)	7,546	(39,832)	8,822
Income (loss) from continuing operations before provision (benefit) for income taxes	48,163	6,333	(47,669)	(11,469)
Provision (benefit) for income taxes	988	2,531	205	11,001
Income (loss) from continuing operations	47,175	3,802	(47,874)	(22,470)
Income (loss) from discontinued operations, net of tax	—	(862)	—	(1,751)
Net income (loss)	47,175	2,940	(47,874)	(24,221)
Net income attributable to noncontrolling interests	(2,560)	(2,881)	(9,433)	(9,460)
Net income (loss) attributable to Groupon, Inc.	$44,615	$59	$(57,307)	$(33,681)

Basic and diluted net income (loss) per share:
Continuing operations	$0.08	$0.00	$(0.10)	$(0.06)
Discontinued operations	0.00	(0.00)	0.00	(0.00)
Basic and diluted net income (loss) per share	$0.08	$0.00	$(0.10)	$(0.06)

Weighted average number of shares outstanding
Basic	568,634,988	557,221,040	565,227,625	559,726,154
Diluted	576,379,421	566,669,049	565,227,625	559,726,154
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) from continuing operations	$47,175	$3,802	$(47,874)	$(22,470)
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	(72)	(5,034)	1,166	(10,748)
Net change in unrealized gain (loss) on defined benefit pension plan	—	—	—	585
Available for sale securities:
Net unrealized gain (loss) during the period	94	(225)	(948)	(938)
Reclassification adjustment for realized (gain) loss on investment included in income (loss) from continuing operations	—	—	106	(1,341)
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $46 and $0 for the three months ended September 30, 2018 and 2017, respectively, and $60 and $0 for the nine months ended September 30, 2018 and 2017, respectively)	94	(225)	(842)	(2,279)
Other comprehensive income (loss) from continuing operations	22	(5,259)	324	(12,442)
Comprehensive income (loss) from continuing operations	47,197	(1,457)	(47,550)	(34,912)

Income (loss) from discontinued operations	—	(862)	—	(1,751)
Other comprehensive income (loss) from discontinued operations - Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	—	—	—	(1,793)
Reclassification adjustment included in net income (loss) from discontinued operations	—	—	—	(14,718)
Net change in unrealized gain (loss)	—	—	—	(16,511)
Comprehensive income (loss) from discontinued operations	—	(862)	—	(18,262)

Comprehensive income (loss)	47,197	(2,319)	(47,550)	(53,174)
Comprehensive income (loss) attributable to noncontrolling interests	(2,560)	(2,881)	(9,433)	(9,460)
Comprehensive income (loss) attributable to Groupon, Inc.	$44,637	$(5,200)	$(56,983)	$(62,634)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	748,541,862	$75	$2,174,708	(188,602,242)	$(867,450)	$(1,088,204)	$31,844	$250,973	$872	$251,845
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	88,945	—	88,945	—	88,945
Reclassification for impact of U.S. tax rate change	—	—	—	—	—	(161)	161	—	—	—
Net income (loss)	—	—	—	—	—	(57,307)	—	(57,307)	9,433	(47,874)
Foreign currency translation	—	—	—	—	—	—	1,166	1,166	—	1,166
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(842)	(842)	—	(842)
Exercise of stock options	670,393	—	76	—	—	—	—	76	—	76
Vesting of restricted stock units and performance share units	11,007,259	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,621,061	—	5,634	—	—	—	—	5,634	—	5,634
Shares issued to settle liability-classified awards	1,240,379	—	6,436	—	—	—	—	6,436	—	6,436
Tax withholdings related to net share settlements of stock-based compensation awards	(4,280,344)	—	(19,030)	—	—	—	—	(19,030)	—	(19,030)
Stock-based compensation on equity-classified awards	—	—	54,600	—	—	—	—	54,600	—	54,600
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(9,316)	(9,316)
Balance at September 30, 2018	758,800,610	$76	$2,222,423	(188,602,242)	$(867,450)	$(1,056,727)	$32,329	$330,651	$989	$331,640
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income (loss)	$(47,874)	$(24,221)
Less: Income (loss) from discontinued operations, net of tax	—	(1,751)
Income (loss) from continuing operations	(47,874)	(22,470)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	76,984	86,355
Amortization of acquired intangible assets	10,316	17,622
Stock-based compensation	50,670	60,318
Gain on sale of intangible assets	—	(17,149)
Gain on sale of investment	—	(7,624)
Impairments of investments	10,156	—
Deferred income taxes	(6,575)	845
(Gain) loss from changes in fair value of investments	8,312	5,100
Amortization of debt discount on convertible senior notes	8,822	7,964
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	20,217	787
Prepaid expenses and other current assets	(2,695)	(3,114)
Accounts payable	(16,034)	(5,616)
Accrued merchant and supplier payables	(214,748)	(197,836)
Accrued expenses and other current liabilities	(45,175)	(39,396)
Other, net	14,663	(21,490)
Net cash provided by (used in) operating activities from continuing operations	(132,961)	(135,704)
Net cash provided by (used in) operating activities from discontinued operations	—	(2,195)
Net cash provided by (used in) operating activities	(132,961)	(137,899)
Investing activities
Purchases of property and equipment and capitalized software	(53,611)	(43,716)
Proceeds from sale of intangible assets	1,500	18,333
Proceeds from sales and maturities of investments	8,594	16,561
Acquisition of business, net of acquired cash	(57,821)	—
Acquisitions of intangible assets and other investing activities	(17,147)	(750)
Net cash provided by (used in) investing activities from continuing operations	(118,485)	(9,572)
Net cash provided by (used in) investing activities from discontinued operations	—	(9,548)
Net cash provided by (used in) investing activities	(118,485)	(19,120)
Financing activities
Payments for purchases of treasury stock	—	(61,233)
Taxes paid related to net share settlements of stock-based compensation awards	(18,638)	(23,340)
Proceeds from stock option exercises and employee stock purchase plan	5,710	5,486
Distributions to noncontrolling interest holders	(9,316)	(8,974)
Payments of capital lease obligations	(25,289)	(25,298)
Payments of contingent consideration related to acquisitions	(1,815)	(7,790)
Other financing activities	—	(473)
Net cash provided by (used in) financing activities	(49,348)	(121,622)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(9,287)	23,275
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(310,081)	(255,366)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	(28,866)
Net increase (decrease) in cash, cash equivalents and restricted cash	(310,081)	(226,500)
Cash, cash equivalents and restricted cash, beginning of period	885,481	874,906
Cash, cash equivalents and restricted cash, end of period	$575,400	$648,406

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	$13,789	$17,892
Leasehold improvements funded by lessor	557	402
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	699	396
Investments acquired in connection with business dispositions	—	2,022
Contingent consideration liability incurred in connection with acquisition of business	1,589	—
Financing obligation incurred in connection with acquisition of business	8,604	—
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
Groupon, Inc. and subsidiaries, which commenced operations in October 2008, operates online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services, generally at a discount. Customers access those marketplaces through our websites, primarily localized groupon.com sites in many countries, and our mobile applications.
Our operations are organized into two segments: North America and International. See Note 16, Segment Information.
Unaudited Interim Financial Information
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 14, 2018, as amended by the Form 10-K/A for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Groupon, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which we exercise control and variable interest entities for which we have determined that we are the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as Noncontrolling interests. Equity investments in entities in which we do not have a controlling financial interest are accounted for under the equity method, the fair value option, as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.
Reclassifications and Terminology Changes
Certain reclassifications have been made to the condensed consolidated financial statements of prior periods and the accompanying notes to conform to the current period presentation, including the change in presentation of restricted cash in the condensed consolidated statements of cash flows upon adoption of ASU 2016-18. Refer to Note 2, Adoption of New Accounting Standards, for additional information. Additionally, in prior years, we referred to our product revenue and service revenue as "direct revenue" and "third-party and other revenue," respectively. This terminology change did not impact the amounts presented in the condensed consolidated financial statements.
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
2. ADOPTION OF NEW ACCOUNTING STANDARDS
We adopted the guidance in ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. See Changes to Accounting Policies from Adoption of New Accounting Standards below and Note 11, Revenue Recognition, for information on the impact of adopting Topic 606 on our accounting policies.
We adopted the guidance in ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, as amended, on January 1, 2018. This ASU generally requires equity investments to be measured at fair value with changes in fair value recognized through net income and eliminates the cost method for equity securities. However, for equity investments without readily determinable fair values the ASU permits entities to elect to measure the investments at cost adjusted for observable price changes and impairments, with changes in the measurement recognized through net income. We applied that measurement alternative to our equity investments that were previously accounted for under the cost method. The adoption of ASU 2016-01 did not have a material impact on the condensed consolidated financial statements. See Changes to Accounting Policies from Adoption of New Accounting Standards below for additional information on the impact of adopting the ASU on our accounting policies.
We adopted the guidance in ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, on January 1, 2018. This ASU requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. Previously, changes in restricted cash were reported within cash flows from operating activities. We applied that change in cash flow classification on a retrospective basis, which resulted in a decrease of $2.6 million to net cash used in operating activities for the nine months ended September 30, 2017.
Restricted cash primarily represents amounts that we are unable to access for operational purposes pursuant to letters of credit with financial institutions. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to amounts shown in the condensed consolidated statements of cash flows, as of September 30, 2018 and 2017 and December 31, 2017 (in thousands):

	September 30, 2018	September 30, 2017	December 31, 2017
Cash and cash equivalents	$572,358	$638,657	$880,129
Restricted cash included in prepaid expenses and other current assets	2,649	4,375	4,932
Restricted cash included in other non-current assets	393	5,374	420
Cash, cash equivalents and restricted cash	$575,400	$648,406	$885,481
We adopted the guidance in ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, on January 1, 2018. This ASU is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The adoption of ASU 2017-05 did not have a material impact on the condensed consolidated financial statements.
We adopted the guidance in ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on January 1, 2018. This ASU requires employers to include only the service cost component of net periodic pension cost in operating expenses, together with other employee compensation costs. The other components of net periodic pension cost, including interest cost, expected return on plan assets, amortization of prior service cost and settlement and curtailment effects, are to be included in non-operating expenses. The adoption of ASU 2017-07 did not have a material impact on the condensed consolidated financial statements.
We adopted the guidance in ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, on January 1, 2018. This ASU clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. The adoption of ASU 2017-09 did not have a material impact on the condensed consolidated financial statements.
We adopted the guidance in ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, as of January 1, 2018. This ASU permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Jobs Act"). As a result of the adoption of ASU 2018-02, we reclassified $0.2 million from accumulated other comprehensive income (loss) to accumulated deficit.
Changes to Accounting Policies from Adoption of New Accounting Standards
Revenue Recognition
Prior to our adoption of Topic 606, we recognized revenue when the following criteria were met: persuasive evidence of an arrangement existed; delivery had occurred; the selling price was fixed or determinable and collection was reasonably assured. Following our adoption of Topic 606, we recognize revenue when we satisfy a performance obligation by transferring a promised good or service to a customer. Substantially all of our performance obligations are satisfied at a point in time rather than over time.
Product Revenue
We generate product revenue from direct sales of merchandise inventory through our Goods category. For product revenue transactions, we are the primary party responsible for providing the good to the customer, we have inventory risk and we have discretion in establishing prices. As such, product revenue is reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, is recognized when title passes to the customer upon delivery of the product.
Service Revenue
Service revenue is primarily earned from transactions in which we earn commissions by selling goods or services on behalf of third-party merchants. Those transactions generally involve a customer's purchase of a voucher through one of our online marketplaces that can be redeemed with a third-party merchant for specified goods or services (or for discounts on specified goods or services). Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. We recognize revenue from those transactions when our commission has been earned, which occurs when a sale through one of our online marketplaces is completed and the related voucher has been made available to the customer. We believe that our remaining obligations to remit payment to the merchant and to provide information about vouchers sold are administrative activities that are immaterial in the context of the contract with the merchant. Prior to our adoption of Topic 606, we deferred the revenue from hotel reservation offerings until the customer's stay commenced. Following our adoption of Topic 606, revenue from hotel reservation offerings is recognized at the time the reservation is made, net of an allowance for estimated cancellations.
We also earn commissions when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications and from voucherless merchant offerings in which customers earn cash back on their credit card statements when they transact with third-party merchants. We recognize those commissions as revenue in the period in which the underlying transactions between the customer and the third-party merchant are completed.
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. Prior to our adoption of Topic 606, we recognized that variable consideration from unredeemed vouchers and derecognized the related accrued merchant payables when our legal obligation to the merchant expired, which we believe is shortly after the voucher expiration date in most jurisdictions. Following our adoption of Topic 606, we estimate the variable consideration from vouchers that will not ultimately be redeemed and recognize that amount as revenue at the time of sale, rather than when our legal obligation expires. We estimate variable consideration from unredeemed vouchers using our historical voucher redemption experience. If actual redemptions differ from our estimates, the effects could be material to the condensed consolidated financial statements.
Refunds
Prior to our adoption of Topic 606, refunds were recorded as a reduction of revenue, except for refunds on service revenue transactions for which the merchant's share was not recoverable, which were presented as a cost of revenue. Following our adoption of Topic 606, all refunds are recorded as a reduction of revenue. The liability for estimated refunds is included within Accrued expenses and other current liabilities on the condensed consolidated balance sheets.
We estimate our refund reserve using historical refund experience by deal category. We assess the trends that could affect our estimates on an ongoing basis and make adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to the refund policies or general economic conditions, may cause future refunds to differ from our initial estimates. If actual refunds differ from our estimates, the effects could be material to the condensed consolidated financial statements.
Discounts, Customer Credits and Other Consideration Payable to Customers
We provide discount offers to encourage purchases of goods and services through our online marketplaces. We record discounts as a reduction of revenue.
Additionally, we issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer relationship purposes. Credits issued to satisfy refund requests are applied as a reduction to the refunds reserve. Prior to our adoption of Topic 606, customer credits issued for relationship purposes were classified in the condensed consolidated statement of operations as a marketing expense. Following the adoption of Topic 606, customer credits issued for relationship purposes are classified as a reduction of revenue.
Prior to our adoption of Topic 606, we recognized breakage income for unused customer credits when they expired or were forfeited. Following our adoption of Topic 606, breakage income from customer credits that are not expected to be used is estimated and recognized as revenue in proportion to the pattern of redemption for customer credits that are used.
Sales and Related Taxes
Sales, use, value-added and related taxes that are imposed on specific revenue-generating transactions are presented on a net basis and excluded from revenue.
Costs of Obtaining Contracts
Prior to our adoption of Topic 606, we expensed the incremental costs to obtain contracts with third-party merchants, such as sales commissions, as incurred. Following our adoption of Topic 606, those costs are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. As of September 30, 2018, we had $3.1 million and $11.0 million of deferred contract acquisition costs recorded within Prepaid expenses and other current assets and Other non-current assets, respectively. For the three and nine months ended September 30, 2018, we amortized $6.2 million and $19.5 million, respectively, of deferred contract acquisition costs and did not recognize any impairment losses in relation to the deferred costs. Those costs are classified within Selling, general and administrative expenses in the condensed consolidated statements of operations.
Cost of Revenue
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. Costs incurred to generate revenue, which include credit card processing fees, editorial costs, compensation expense for technology support personnel who are responsible for maintaining the infrastructure of our websites, amortization of internal-use software relating to customer-facing applications, web hosting and other processing fees are attributed to the cost of service and product revenue in proportion to gross billings during the period. For product revenue transactions, cost of revenue also includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third-party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our fulfillment center. Prior to our adoption of Topic 606, cost of revenue on service revenue transactions also included refunds for which the merchant's share was not recoverable.
Investments
Prior to our adoption of the guidance in ASU 2016-01, investments in nonmarketable equity shares with no redemption provisions that are not common stock or in-substance common stock or for which we do not have the ability to exercise significant influence were accounted for using the cost method of accounting. Those investments are classified within Investments on the condensed consolidated balance sheets. Under the cost method of accounting, investments were carried at cost and adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. Subsequent to our adoption of the guidance in ASU 2016-01, we apply a measurement alternative for equity investments without readily determinable fair values that permits entities to elect to measure the investments at cost adjusted for observable price changes and impairments, with changes in the measurement recognized through net income.
Investments in common stock or in-substance common stock for which we have the ability to exercise significant influence are accounted for under the equity method, except where we have made an irrevocable election to account for the investments at fair value. Those investments are classified within Investments on the condensed consolidated balance sheets. The proportionate share of income or loss on equity method investments and changes in the fair values of investments for which the fair value option has been elected are presented within Other income (expense), net on the condensed consolidated statements of operations.
Investments in convertible debt securities and convertible redeemable preferred shares are accounted for as available-for-sale securities, which are classified within Investments on the condensed consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses, net of the related tax effects, are excluded from earnings and recorded as a separate component within Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets until realized. Interest income from available-for-sale securities is reported within Other income (expense), net on the condensed consolidated statements of operations.
3. DISCONTINUED OPERATIONS AND OTHER BUSINESS DISPOSITIONS
In October 2016, we completed a strategic review of our international markets in connection with our efforts to optimize our global footprint and focus on the markets that we believe have the greatest potential to benefit our long-term financial performance. Based on that review, we decided to focus our business on 15 core countries and to pursue strategic alternatives for our operations in the remaining 11 countries, which were primarily based in Asia and Latin America. The dispositions of our operations in those 11 countries were completed between November 2016 and March 2017.
A business disposition that represents a strategic shift and has (or will have) a major effect on our operations and financial results is reported as a discontinued operation. We determined that the decision reached by management and our Board of Directors to exit those 11 non-core countries, which comprised a substantial majority of the operations outside of North America and EMEA, represented a strategic shift in our business. Additionally, based on our review of quantitative and qualitative factors relevant to the dispositions, we determined that the disposition of the businesses in those countries would have a major effect on our operations and financial results. As such, the results of operations and cash flows for the operations in those countries, including the gains and losses on the dispositions and related income tax effects, are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2017.
Dispositions Completed in 2017
In connection with our strategic initiative to exit non-core countries as discussed above, we sold an 83% controlling stake in our subsidiary in Israel and sold our subsidiaries in Argentina, Chile, Colombia, Peru, Mexico, Brazil, Singapore and Hong Kong during the first quarter 2017. We recognized a net pretax loss on those dispositions of $1.6 million, which consisted of the following (in thousands):

Net consideration received:
Fair value of minority investments retained or acquired	$2,021
Cash proceeds received	3,462
Cash proceeds receivable	2,000
Less: transaction costs	1,394
Total net consideration received	6,089
Cumulative translation gain reclassified to earnings	14,718
Less: Net book value upon closing of the transactions	14,958
Less: Indemnification liabilities (1)	5,365
Less: Unfavorable contract liability for transition services	2,114
Loss on dispositions	$(1,630)

(1)	See Note 9, Commitments and Contingencies, for additional information about the indemnification liabilities.
Results of Discontinued Operations
The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017 (1)	Nine Months Ended September 30, 2017 (2)
Service revenue	$—	$12,602
Product revenue	—	2,962
Service cost of revenue	—	(2,557)
Product cost of revenue	—	(3,098)
Marketing expense	—	(1,239)
Selling, general and administrative expense	(500)	(11,784)
Restructuring	—	(778)
Other income, net	—	3,852
Income (loss) from discontinued operations before loss on dispositions and provision for income taxes	(500)	(40)
Loss on dispositions	(362)	(1,630)
Provision for income taxes	—	(81)
Income (loss) from discontinued operations, net of tax	$(862)	$(1,751)

(1)
Selling, general and administrative expense from discontinued operations for the three months ended September 30, 2017 primarily related to increases to contingent liabilities under indemnification agreements. See Note 9, Commitments and Contingencies, for information about indemnification obligations related to discontinued operations.

(2)
The income (loss) from discontinued operations before loss on dispositions and provision for income taxes for the nine months ended September 30, 2017 includes the results of each business through its respective disposition date.

4. BUSINESS COMBINATIONS
On April 30, 2018, we acquired 80% of the outstanding shares of Cloud Savings Company, Ltd. ("Cloud Savings"), a UK-based business that operates online discount code and digital gift card platforms. The primary purpose of this acquisition was to expand digital coupon offerings in our International segment. Concurrent with the acquisition, we entered into an agreement with the noncontrolling shareholder giving us the right to acquire the remaining outstanding shares of Cloud Savings for $8.9 million in December 2018. Additionally, the noncontrolling shareholder has the right to require us to purchase the shares in December 2018 for that same amount. The rights and obligations to acquire the remaining outstanding shares were recorded as a financing obligation at its acquisition-date fair value of $8.6 million and is classified within Accrued expenses and other current liabilities on the condensed consolidated balance sheets. The transaction also included a contingent consideration arrangement with an acquisition-date fair value of $1.6 million. The aggregate acquisition-date fair value of the consideration transferred for the Cloud Savings acquisition totaled $74.3 million, which consisted of the following (in thousands):

Cash	$64,065
Financing obligation	8,604
Contingent consideration	1,589
Total	$74,258
The results of the Cloud Savings acquisition are included in our condensed consolidated financial statements from the date of acquisition through September 30, 2018. The fair value of consideration transferred in the business combination is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. Acquired goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired. We paid a premium for a number of reasons, including growing our merchant base and acquiring an assembled workforce. The goodwill from this business combination is not deductible for tax purposes. The allocation of the acquisition price has been prepared on a preliminary basis, and changes to that allocation may occur as a result of final working capital adjustments and tax return filings.
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
For the nine months ended September 30, 2018, $0.7 million of external transaction costs related to that business combination, primarily consisting of legal and advisory fees, are classified within Selling, general and administrative on our condensed consolidated statements of operations.
The revenue and net income of Cloud Savings included in our condensed consolidated statements of operations were $7.3 million and $0.1 million, respectively, for the period from April 30, 2018 through September 30, 2018. Pro forma results of operations for the Cloud Savings acquisition are not presented because the pro forma effects of that acquisition were not material to our condensed consolidated results of operations.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes goodwill activity by segment for the nine months ended September 30, 2018 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2017	$178,685	$108,304	$286,989
Goodwill related to acquisition	—	46,217	46,217
Foreign currency translation	—	(5,776)	(5,776)
Balance as of September 30, 2018	$178,685	$148,745	$327,430

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes intangible assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$55,758	$49,908	$5,850	$56,749	$46,513	$10,236
Merchant relationships	30,650	11,769	18,881	11,598	9,853	1,745
Trade names	14,390	11,298	3,092	12,077	10,469	1,608
Developed technology	37,093	36,680	413	36,864	36,864	—
Patents	36,184	16,236	19,948	19,031	15,204	3,827
Other intangible assets	11,294	10,446	848	10,875	9,095	1,780
Total	$185,369	$136,337	$49,032	$147,194	$127,998	$19,196
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $3.9 million and $6.0 million for the three months ended September 30, 2018 and 2017, respectively, and $10.3 million and $17.6 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2018	$4,448
2019	14,179
2020	8,279
2021	7,553
2022	7,237
Thereafter	7,336
Total	$49,032
Sale of Intangible Assets
On September 15, 2017, we sold customer lists and other intangible assets in certain food delivery markets to a subsidiary of Grubhub Inc. ("Grubhub"). We recognized a pretax gain on the sale of assets of $17.1 million, which represents the excess of the $19.8 million in net proceeds received, consisting of $20.0 million in cash less $0.2 million in transaction costs, over the $2.7 million net book value of the assets upon closing of the transaction.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. INVESTMENTS
The following table summarizes investments as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	Percent Ownership of Voting Stock			December 31, 2017	Percent Ownership of Voting Stock
Available-for-sale securities:
Convertible debt securities	$—				$11,354
Redeemable preferred shares	10,207	19%	to	25%	15,431	19%	to	25%
Total available-for-sale securities	10,207				26,785
Fair value option investments	74,654	10%	to	19%	82,966	10%	to	19%
Other equity investments (1)	24,445	1%	to	19%	25,438	1%	to	19%
Total investments	$109,306				$135,189

(1)
Represents equity investments without readily determinable fair values. Those investments were previously accounted for using the cost method of accounting. Under the cost method, investments were carried at cost and adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. We adopted the guidance in ASU 2016-01 on January 1, 2018. Under that guidance, we have elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes and impairments. There were no adjustments for observable price changes related to these investments for the three and nine months ended September 30, 2018. See further discussion under Impairments of Investments below.

The following table summarizes amortized cost, gross unrealized gain, gross unrealized loss and fair value of available-for-sale securities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value
Available-for-sale securities:
Convertible debt securities	$—	$—	$—	$—	$10,205	$1,653	$(504)	$11,354
Redeemable preferred shares	9,961	246	—	10,207	15,431	—	—	15,431
Total available-for-sale securities	$9,961	$246	$—	$10,207	$25,636	$1,653	$(504)	$26,785

(1)	Gross unrealized loss is related to one security that was in a loss position for greater than 12 months as of December 31, 2017.
Fair Value Option Investments
In connection with the dispositions of controlling stakes in Ticket Monster, an entity based in the Republic of Korea, in May 2015 and Groupon India in August 2015, we obtained minority investments in Monster Holdings LP ("Monster LP") and in Nearbuy Pte Ltd. ("Nearbuy"), respectively. We have made an irrevocable election to account for both of those investments at fair value with changes in fair value reported in earnings. We elected to apply fair value accounting to those investments because we believe that fair value is the most relevant measurement attribute for those investments, as well as to reduce operational and accounting complexity. We determined that the fair value of our investments in Monster LP and Nearbuy were $70.2 million and $4.5 million, respectively, as of September 30, 2018 and $78.9 million and $4.0 million, respectively, as of December 31, 2017.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes gains and losses due to changes in fair value of those investments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Monster LP	$(474)	$(3,768)	$(8,759)	$(1,492)
Nearbuy	230	(187)	447	(3,608)
Total	$(244)	$(3,955)	$(8,312)	$(5,100)
Impairments of Investments
We recorded $10.2 million of other-than-temporary impairments of available-for-sale securities and other equity investments for the nine months ended September 30, 2018. Those impairments are classified within Other income (expense), net on the condensed consolidated statements of operations.
Sales of Investments
In September 2018, we sold an available-for-sale security for total consideration of $8.6 million, which approximated its carrying amount and amortized cost as of the closing date.
In July 2017, we sold an other equity method investment for total consideration of $16.0 million, consisting of $14.7 million received in cash and $1.3 million that the acquirer paid into an escrow account that will be settled within 18 months of closing. We recognized a pretax gain on the disposition of $7.6 million, which is classified within "Other income (expense), net" on the condensed consolidated statement of operations.
7. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$1,513	$894	$4,858	$2,155
Interest expense	(5,713)	(5,156)	(16,434)	(15,423)
Gains (losses), net on changes in fair value of investments	(244)	(3,955)	(8,312)	(5,100)
Gain on sale of investment	—	7,624	—	7,624
Foreign currency gains (losses), net	(1,033)	8,186	(12,168)	19,063
Impairments of investments	(112)	—	(10,156)	—
Other	729	(47)	2,380	503
Other income (expense), net	$(4,860)	$7,546	$(39,832)	$8,822
The following table summarizes prepaid expenses and other current assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Merchandise inventories	$31,737	$25,528
Prepaid expenses	37,847	40,399
Income taxes receivable	9,161	10,299
Other	19,424	17,799
Total prepaid expenses and other current assets	$98,169	$94,025

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes accrued merchant and supplier payables as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Accrued merchant payables	$324,161	$459,662
Accrued supplier payables (1)	160,465	310,673
Total accrued merchant and supplier payables	$484,626	$770,335

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes accrued expenses and other current liabilities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Refunds reserve	$23,800	$31,275
Compensation and benefits	56,016	73,096
Accrued marketing	34,948	32,912
Customer credits	17,420	28,487
Income taxes payable	11,587	9,645
Deferred revenue	20,709	29,539
Current portion of capital lease obligations	21,043	25,958
Other	84,203	100,284
Total accrued expenses and other current liabilities	$269,726	$331,196
The following table summarizes other non-current liabilities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Contingent income tax liabilities	$46,073	$43,699
Deferred rent	31,860	29,032
Capital lease obligations	12,224	18,500
Deferred income taxes	2,776	811
Other	9,610	10,366
Total other non-current liabilities	$102,543	$102,408
The following table summarizes the components of accumulated other comprehensive income (loss) as of September 30, 2018 and December 31, 2017 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Total
Balance as of December 31, 2017	$30,962	$882	$31,844
Reclassification for impact of U.S. tax rate change	—	161	161
Other comprehensive income (loss)	1,166	(842)	324
Balance as of September 30, 2018	$32,128	$201	$32,329

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. FINANCING ARRANGEMENTS
Convertible Senior Notes
On April 4, 2016, we issued $250.0 million in aggregate principal amount of convertible senior notes (the "Notes") in a private placement to A-G Holdings, L.P. ("AGH"). Michael Angelakis, the chairman and chief executive officer of Atairos Group, Inc. ("Atairos"), joined our Board of Directors in connection with the issuance of the Notes. Atairos controls the voting power of AGH. The net proceeds from this offering were $243.2 million after deducting issuance costs. The Notes bear interest at a rate of 3.25% per annum, payable annually in arrears on April 1 of each year, beginning on April 1, 2017. The Notes will mature on April 1, 2022, subject to earlier conversion or redemption.
Each $1,000 of principal amount of the Notes initially is convertible into 185.1852 shares of common stock, which is equivalent to an initial conversion price of $5.40 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture"). Based on the closing price of the common stock of $3.77 as of September 30, 2018, the if-converted value of the Notes was less than the principal amount.
With certain exceptions, upon a fundamental change (as defined in the Indenture), the holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a purchase price equal to the principal amount plus accrued and unpaid interest. In addition, we may redeem the Notes, at our option, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after April 1, 2020, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding the exercise of this redemption right.
The Notes are senior unsecured obligations that rank equal in right of payment to all senior unsecured indebtedness and rank senior in right of payment to any indebtedness that is contractually subordinated to the Notes.
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
We have separated the Notes into their liability and equity components in the accompanying condensed consolidated balance sheets. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Notes. The difference between the principal amount of the Notes and the liability component (the "debt discount") is amortized to interest expense at an effective interest rate of 9.75% over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
We incurred transaction costs of approximately $6.8 million related to the issuance of the Notes. Those transaction costs were allocated to the liability and equity components in the same manner as the allocation of the proceeds from the Notes. Transaction costs attributable to the liability component of $4.8 million were recorded as a debt discount in the condensed consolidated balance sheet and are being amortized to interest expense over the term of the Notes. Transaction costs attributable to the equity component of $2.0 million were recorded in stockholders' equity as a reduction of the equity component.
The carrying amount of the Notes consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(51,425)	(60,247)
Net carrying amount of liability component	$198,575	$189,753

Net carrying amount of equity component	$67,014	$67,014
The estimated fair value of the Notes as of September 30, 2018 and December 31, 2017 was $262.8 million and $285.6 million, respectively, and was determined using a lattice model. We classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the Notes and our cost of debt.
As of September 30, 2018, the remaining term of the Notes is approximately 3 years and 6 months. During the three and nine months ended September 30, 2018 and 2017, we recognized interest costs on the Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest (3.25% of the principal amount per annum)	$2,032	$2,032	$6,096	$6,096
Amortization of debt discount	3,016	2,722	8,822	7,964
Total	$5,048	$4,754	$14,918	$14,060
Note Hedges and Warrants
In May 2016, we purchased convertible note hedges with respect to our common stock for a cost of $59.1 million from certain bank counterparties. The convertible note hedges provide us with the right to purchase up to 46.3 million shares of our common stock at an initial strike price of $5.40 per share, which corresponds to the initial conversion price of the Notes, and are exercisable upon conversion of the Notes. The convertible note hedges are intended to reduce the potential economic dilution upon conversion of the Notes. The convertible note hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the convertible note hedges.
In May 2016, we also sold warrants for total cash proceeds of $35.5 million to certain bank counterparties. The warrants provide the counterparties with the right to purchase up to 46.3 million shares of our common stock at a strike price of $8.50 per share. The warrants expire on various dates between July 1, 2022 and August 26, 2022 and are exercisable on their expiration dates. The warrants are separate transactions and are not part of the terms of the Notes or convertible note hedges. Holders of the Notes and convertible note hedges do not have any rights with respect to the warrants.
The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
Under the if-converted method, the shares of common stock underlying the conversion option in the Notes are included in the diluted earnings per share denominator and the interest expense on the Notes, net of tax, is added to the numerator. However, upon conversion, there will be no economic dilution from the Notes, as exercise of the convertible note hedges eliminates any dilution from the Notes that would have otherwise occurred when the price of our common stock exceeds the conversion price. Taken together, the purchase of the convertible note hedges and sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $5.40 to $8.50 per share.
Revolving Credit Agreement
The amended and restated senior secured revolving credit agreement (the "Amended and Restated Credit Agreement") provides for aggregate principal borrowings of up to $250.0 million and matures in June 2019. Borrowings under the Amended and Restated Credit Agreement bear interest, at our option, at a rate per annum equal to the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the Amended and Restated Credit Agreement) plus an additional margin ranging between 0.50% and 2.25%. We are required to pay quarterly commitment fees ranging from 0.25% to 0.40% per annum of the average daily amount of unused commitments available under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $250.0 million.
The Amended and Restated Credit Agreement is secured by substantially all of our tangible and intangible assets, including a pledge of 100% of the outstanding capital stock of substantially all of our direct and indirect domestic subsidiaries and 65% of the shares or equity interests of first-tier foreign subsidiaries and each U.S. entity whose assets substantially consist of capital stock and/or intercompany debt of one or more foreign subsidiaries, subject to certain exceptions. Certain of our domestic subsidiaries are guarantors under the Amended and Restated Credit Agreement.
The Amended and Restated Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness; make dividend and other restricted payments, including share repurchases; enter into sale and leaseback transactions; make investments, loans or advances; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; and engage in transactions with affiliates. The Amended and Restated Credit Agreement requires us to maintain compliance with specified financial covenants, comprised of a minimum fixed charge coverage ratio, a maximum leverage ratio, a maximum senior secured indebtedness ratio and a minimum liquidity ratio, each as set forth in the Amended and Restated Credit Agreement. We are also required to maintain, as of the last day of each fiscal quarter, unrestricted cash of at least $400.0 million, including $200.0 million in accounts held with lenders under the Amended and Restated Credit Agreement or their affiliates. Non-compliance with these covenants may result in termination of the commitments under the Amended and Restated Credit Agreement and any then outstanding borrowings may be declared due and payable immediately. We have the right to terminate the Amended and Restated Credit Agreement or reduce the available commitments at any time.
As of September 30, 2018 and December 31, 2017, we have no borrowings and have outstanding letters of credit of $18.3 million and $22.7 million, respectively, under the Amended and Restated Credit Agreement.
9. COMMITMENTS AND CONTINGENCIES
Except for the changes set forth below, our commitments as of September 30, 2018 did not materially change from the amounts set forth in our 2017 Annual Report on Form 10-K.
Leases
In the second quarter 2018, we entered into a new office lease for one of our foreign locations. As of September 30, 2018, the future payments under that operating lease for each of the next five years and thereafter are as follows (in thousands):

Remaining amounts in 2018	$639
2019	2,556
2020	2,556
2021	2,556
2022	2,556
Thereafter	5,751
Total minimum lease payments	$16,614
Other Contractual Commitments
In the first quarter 2018, we entered into a non-cancelable arrangement for cloud computing services. As of September 30, 2018, future payments under that contractual obligation are as follows (in thousands):

Remaining amounts in 2018	$—
2019	3,400
2020	3,400
2021	3,400
2022	3,400
Total	$13,600
Legal Matters and Other Contingencies
From time to time, we are party to various legal proceedings incident to the operation of our business. For example, we currently are involved in proceedings brought by former employees and merchants, intellectual property infringement suits, customer lawsuits, consumer class actions and suits alleging, among other things, violations of state consumer protection or privacy laws. The following is a brief description of significant legal proceedings.
On March 2, 2016, International Business Machines Corporation ("IBM") filed a complaint in the United States District Court for the District of Delaware against us (the "Delaware Action"). In the Delaware Action, IBM alleged that we infringed certain IBM patents that IBM claimed relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and sought damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. Trial commenced in the Delaware Action on July 16, 2018. On July 27, 2018, a jury in this matter returned a verdict finding we willfully infringed each of these patents and awarded damages of $82.5 million to IBM.
On May 9, 2016, we filed a complaint in the United States District Court for the Northern District of Illinois against IBM (the "Illinois Action"). We alleged that IBM infringed one of our patents relating to location-based services.
On September 28, 2018, we entered into settlement and license agreements with IBM fully resolving the Delaware Action, the Illinois Action and related proceedings with IBM. The settlement terms provide for the payment of $57.5 million to IBM, a cross-license to the parties’ respective patent portfolios, mutual releases of claims and the dismissal with prejudice of the Delaware Action and the Illinois Action. On October 2, 2018, the court in the Delaware Action entered an order dismissing the Delaware Action with prejudice. On October 1, 2018, the court in the Illinois Action entered an order dismissing the Illinois Action with prejudice.
We previously recorded a $75.0 million charge in the second quarter 2018 to increase our contingent liability for this matter to the $82.5 million jury award. That charge was classified within Selling, general and administrative expense in our condensed consolidated statement of operations. During the third quarter 2018, we reduced Selling, general and administrative expense by $40.4 million as a result of the IBM settlement, reflecting the $25.0 million decrease from the jury award and $15.4 million that was capitalized for the license to use the patented technology in future periods under the terms of the settlement and license agreements. We allocated the settlement amount between the litigation settlement component and the license for future use of the patented technology based on their relative fair values.
In addition, other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to intellectual property disputes, including patent infringement claims, and expect that we will increasingly be subject to intellectual property infringement claims as our services expand in scope and complexity. We have in the past litigated such claims, and we are presently involved in several patent infringement and other intellectual property-related claims, including pending litigation or trademark disputes relating to, for example, our Goods category, some of which could involve potentially substantial claims for damages or injunctive relief. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and we become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and often costly to resolve, could require expensive changes in our methods of doing business or the goods we sell, or could require us to enter into costly royalty or licensing agreements.
We also are subject to consumer claims or lawsuits relating to alleged violations of consumer protection or privacy rights and statutes, some of which could involve potentially substantial claims for damages, including statutory or punitive damages. Consumer and privacy related claims or lawsuits, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, fines and penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, or require us to change our business practices, sometimes in expensive ways.
We are also subject to, or in the future may become subject to, a variety of regulatory inquiries, audits, and investigations across the jurisdictions where we conduct our business, including, for example, inquiries related to consumer protection, employment matters and/or hiring practices, marketing practices, tax, unclaimed property and privacy rules and regulations. Any regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, fines and penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.
We establish an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and reasonably estimable. Those accruals represent management's best estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. For certain of the matters described above, there are inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim. However, we believe that the amount of reasonably possible losses in excess of the amounts accrued for those matters would not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. Our accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation and other regulatory matters can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Indemnifications
In connection with the dispositions of our operations in Latin America (see Note 3, Discontinued Operations and Other Business Dispositions), we agreed to indemnify the buyer for certain tax and other matters. The indemnification liabilities were initially recorded at their fair value, estimated to be $5.4 million using a probability-weighted expected cash flow approach, upon closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of September 30, 2018 is approximately $18.0 million.
In the normal course of business to facilitate transactions related to our operations, we indemnify certain parties, including employees, lessors, service providers, merchants, and counterparties to investment agreements and asset and stock purchase agreements with respect to various matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against those parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We are also subject to increased exposure to various claims as a result of our divestitures and acquisitions, particularly in cases where we are entering into new businesses in connection with such acquisitions. We may also become more vulnerable to claims as we expand the range and scope of our services and are subject to laws in jurisdictions where the underlying laws with respect to potential liability are either unclear or less favorable. In addition, we have entered into indemnification agreements with our officers, directors and underwriters, and our bylaws contain similar indemnification obligations that cover officers, directors, employees and other agents.
Except as noted above, it is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, any payments that we have made under these agreements have not had a material impact on the operating results, financial position or cash flows.
10. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
Our Board of Directors (the "Board") has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of our common stock. As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock outstanding.
Common Stock
Pursuant to our restated certificate of incorporation, the Board has the authority to issue up to a total of 2,010,000,000 shares of common stock. Each holder of common stock shall be entitled to one vote for each such share on any matter that is submitted to a vote of stockholders. In addition, holders of the common stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under a new share repurchase program. The prior share repurchase program expired in April 2018. During the three and nine months ended September 30, 2018, we did not purchase any shares under those share repurchase programs. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended and Restated Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of September 30, 2018, 54,556,190 shares of common stock were available for future issuance under the Plans.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The stock-based compensation expense related to stock awards issued under the Plans and acquisition-related awards are presented within the following line items of the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$419	$582	$1,103	$2,039
Marketing	1,854	1,797	5,411	5,829
Selling, general and administrative	12,753	15,856	44,056	51,409
Restructuring charges	—	849	—	849
Other income (expense)	—	93	100	192
Total stock-based compensation expense	$15,026	$19,177	$50,670	$60,318
We also capitalized $2.0 million and $1.4 million of stock-based compensation for the three months ended September 30, 2018 and 2017, respectively, and $5.7 million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively, in connection with internally-developed software. As of September 30, 2018, $112.2 million of unrecognized compensation costs related to unvested employee stock awards are expected to be recognized over a remaining weighted-average period of 1.36 years.
Employee Stock Purchase Plan
We are authorized to grant up to 10,000,000 shares of common stock under our employee stock purchase plan ("ESPP"). For the nine months ended September 30, 2018 and 2017, 1,621,061 and 1,879,656 shares of common stock, respectively, were issued under the ESPP.
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years. Restricted stock units are amortized on a straight-line basis over the requisite service period.
The table below summarizes activity regarding unvested restricted stock units granted under the Plans for the nine months ended September 30, 2018:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2017	28,939,110	$4.32
Granted	16,036,764	4.75
Vested	(10,728,624)	4.40
Forfeited	(5,222,435)	4.30
Unvested at September 30, 2018	29,024,815	4.54
Performance Share Units
The performance share units granted under the Plans vest in shares of our common stock upon the achievement of financial and operational targets specified in the respective award. The awards are subject to both continued employment through the performance period dictated by the award and certification by the Compensation Committee that the specified financial and operational targets have been achieved.
During the nine months ended September 30, 2018, we granted performance share units for which the maximum number of common shares issuable upon vesting was 7,972,780 shares and the weighted-average grant date fair value was $4.88 per unit. The maximum number of common shares issuable upon vesting as of September 30, 2018 was 6,905,418 shares and the total grant date fair value of the shares for which the performance conditions are expected to be met was $9.7 million. During the nine months ended September 30, 2018, 278,635 shares of our common stock

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

were issued related to performance share units granted in the previous year following the Compensation Committee's certification of the financial and operational metrics for the year ended December 31, 2017. The weighted-average grant date fair value of those units was $3.78 per share.
Performance Bonus Awards
If bonus amounts earned under our primary employee bonus plans exceed targeted bonus amounts because specified financial metrics exceed the performance conditions set forth in those plans, such excess is required to be settled in our common stock. Our obligation to issue shares for employee bonus amounts exceeding the specified bonus targets is accounted for separately as a liability-classified stock-based compensation arrangement with performance conditions.
During the nine months ended September 30, 2018, 1,240,379 shares of our common stock were issued related to performance bonus awards granted in the previous year following the Compensation Committee's certification of our financial and operational metrics for the year ended December 31, 2017. The fair value of our common stock on the date of the Compensation Committee's certification was $5.20 per share.
Stock Options
The exercise price of stock options granted is equal to the fair value of the underlying stock on the date of grant. The contractual term for stock options expires ten years from the grant date. Stock options generally vested over a three- or four-year period, with 25% of the awards vesting after one year and the remainder of the awards vesting on a monthly or quarterly basis thereafter.
The table below summarizes stock option activity for the nine months ended September 30, 2018:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding and exercisable at December 31, 2017	885,580	$0.62	1.76	$3,967
Exercised	(670,393)	0.11
Outstanding and exercisable at September 30, 2018	215,187	1.80	1.63	$424

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of our stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of September 30, 2018 and December 31, 2017, respectively.

11. REVENUE RECOGNITION
Product and service revenue are generated from sales transactions through our online marketplaces in three primary categories: Local, Goods and Travel.
Product revenue is earned from direct sales of merchandise inventory to customers and includes any related shipping fees. Service revenue primarily represents the net commissions earned from selling goods and services provided by third-party merchants. Those marketplace transactions generally involve the online delivery of a voucher that can be redeemed by the purchaser with the third-party merchant for goods or services (or for discounts on goods or services). To a lesser extent, service revenue also includes commissions earned when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications. Additionally, in the United States we have recently been developing and testing voucherless offerings that are linked to customer credit cards. Customers claim those voucherless merchant offerings through our online marketplaces and earn cash back on their credit card statements when they transact with the related merchants, who pay us commissions for such transactions.
In connection with most of our product and service revenue transactions, we collect cash from credit card payment processors shortly after a sale occurs. For transactions in which we earn commissions when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications, we generally collect payment from affiliate networks on terms ranging from 30 to 150 days.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As discussed in Note 1, Description of Business and Basis of Presentation, we previously referred to our product revenue and service revenue as "direct revenue" and "third-party and other revenue," respectively.
Adoption of ASC Topic 606, Revenue from Contracts with Customers
On January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("Topic 606") using the modified retrospective method. Beginning on January 1, 2018, results are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The adoption of Topic 606 did not significantly impact our presentation of revenue on a gross or net basis. The following changes resulted from the adoption of Topic 606:

•
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. Prior to our adoption of Topic 606, we recognized that variable consideration from unredeemed vouchers and derecognized the related accrued merchant payables when our legal obligation to the merchant expired, which we believe is shortly after the voucher expiration date in most jurisdictions. Following our adoption of Topic 606, we estimate the variable consideration from vouchers that will not ultimately be redeemed and recognize that amount as revenue at the time of sale, rather than when our legal obligation expires. We estimate variable consideration from unredeemed vouchers using our historical voucher redemption experience. Most vouchers sold through the marketplace in the United States do not have expiration dates and redemption payment terms were not widely used in that jurisdiction before 2017, so the North America segment did not have variable consideration from unredeemed vouchers in prior periods.

•
Prior to our adoption of Topic 606, we expensed the incremental costs to obtain contracts with third-party merchants, such as sales commissions, as incurred. Following our adoption of Topic 606, those costs are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months.

•
Prior to our adoption of Topic 606, we recognized breakage income for unused customer credits when they expired or were forfeited. Following our adoption of Topic 606, breakage income from customer credits that are not expected to be used is estimated and recognized as revenue in proportion to the pattern of redemption for customer credits that are used.

•
Prior to our adoption of Topic 606, we deferred the revenue from hotel reservation offerings until the customer's stay commenced. Following our adoption of Topic 606, revenue from hotel reservation offerings is recognized at the time the reservation is made, net of an allowance for estimated cancellations.

•
Prior to our adoption of Topic 606, we classified refunds on service revenue transactions for which the merchant's share of the refund amount is not recoverable as a cost of revenue. Following our adoption of Topic 606, those refunds are classified as a reduction of revenue.

•
Prior to our adoption of Topic 606, we classified credits issued to consumers for relationship purposes as a marketing expense. Following our adoption of Topic 606, those credits are classified as a reduction of revenue.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

We recorded a net reduction to our opening accumulated deficit of $88.9 million, which is net of a $6.7 million income tax effect, as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The following table summarizes balance sheet accounts impacted by the cumulative effect of adopting Topic 606 (in thousands):

Account	Increase (decrease) to beginning accumulated deficit
Prepaid expenses and other current assets	$(4,007)
Other non-current assets	(10,223)
Accrued merchant and supplier payables	(64,970)
Accrued expenses and other current liabilities	(13,188)
Other non-current liabilities	3,443
Effect on beginning accumulated deficit	$(88,945)
See Note 2, Adoption of New Accounting Standards, for additional information about our revenue recognition policies before and after the adoption of Topic 606.
Impacts on Condensed Consolidated Financial Statements
The following tables summarize the impacts of adopting Topic 606 on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 (in thousands):
Condensed Consolidated Balance Sheet

	September 30, 2018
	As reported	Effects of Topic 606	Balances without adoption of Topic 606
Total assets	$1,403,920	$(10,836)	$1,393,084
Total liabilities	1,072,280	93,799	1,166,079
Total equity	331,640	(104,635)	227,005

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Effects of Topic 606	Balances without adoption of Topic 606	As reported	Effects of Topic 606	Balances without adoption of Topic 606
Revenue:
Service revenue (1)(2)	$289,214	$1,568	$290,782	$886,663	$5,790	$892,453
Product revenue	303,669	—	303,669	950,156	—	950,156
Total revenue	592,883	1,568	594,451	1,836,819	5,790	1,842,609
Cost of revenue:
Service cost of revenue (3)	29,792	8,609	38,401	91,167	21,927	113,094
Product cost of revenue	257,102	—	257,102	791,120	—	791,120
Cost of revenue (3)	286,894	8,609	295,503	882,287	21,927	904,214
Gross profit	305,989	(7,041)	298,948	954,532	(16,137)	938,395
Operating expenses:
Marketing (4)	92,717	1,799	94,516	286,051	5,506	291,557
Selling, general and administrative (5)	160,214	(763)	159,451	676,399	(3,254)	673,145
Restructuring charges	35	—	35	(81)	—	(81)
Total operating expenses	252,966	1,036	254,002	962,369	2,252	964,621
Income (loss) from operations	53,023	(8,077)	44,946	(7,837)	(18,389)	(26,226)
Other income (expense), net	(4,860)	—	(4,860)	(39,832)	—	(39,832)
Income (loss) before provision (benefit) for income taxes	48,163	(8,077)	40,086	(47,669)	(18,389)	(66,058)
Provision (benefit) for income taxes (6)	988	(643)	345	205	(776)	(571)
Net income (loss)	$47,175	$(7,434)	$39,741	$(47,874)	$(17,613)	$(65,487)

(1)
For the three months ended September 30, 2018, the adoption of Topic 606 resulted in a $10.4 million decrease to Revenue for refunds on service revenue transactions for which the merchant's share is not recoverable and customer credits issued for relationship purposes and a decrease of $1.2 million related to the timing of recognition of revenue from hotel reservation offerings, partially offset by increases of $9.3 million related to the timing of recognition of variable consideration from unredeemed vouchers and $0.7 million related to the timing of recognition of breakage revenue from customer credits that are not expected to be used.

(2)
For the nine months ended September 30, 2018, the adoption of Topic 606 resulted in a $27.4 million decrease to Revenue for refunds on service revenue transactions for which the merchant's share is not recoverable and customer credits issued for relationship purposes, partially offset by increases of $17.7 million related to the timing of recognition of variable consideration from unredeemed vouchers, $1.6 million related to the timing of recognition of revenue from hotel reservation offerings and $2.3 million related to the timing of recognition of breakage revenue from customer credits that are not expected to be used.

(3)	Reflects decreases to Cost of revenue following the adoption of Topic 606 for refunds on service revenue transactions for which the merchant's share is not recoverable.

(4)	Reflects decreases to Marketing expense following the adoption of Topic 606 for customer credits issued for relationship purposes.

(5)	Reflects increases to Selling, general and Administrative expense for the amortization of deferred contract acquisition costs in excess of amounts capitalized.

(6)
As discussed in Note 13, Income Taxes, for the nine months ended September 30, 2018, we recognized an income tax benefit of $6.4 million resulting from the impact of adopting Topic 606 on intercompany activity in certain foreign jurisdictions. That income tax benefit is not reflected in this table, which presents the direct impacts of adopting Topic 606.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment and Category Information

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Effects of Topic 606	Balances without adoption of Topic 606	As reported	Effects of Topic 606	Balances without adoption of Topic 606
North America
Service revenue:
Local	$180,059	$128	$180,187	$553,340	$4,654	$557,994
Goods	4,021	(2)	4,019	12,691	93	12,784
Travel	17,217	1,881	19,098	57,189	(520)	56,669
Product revenue - Goods	159,854	—	159,854	511,451	—	511,451
Total North America revenue	361,151	2,007	363,158	1,134,671	4,227	1,138,898

International
Service revenue:
Local	75,946	(772)	75,174	221,949	1,728	223,677
Goods	2,584	836	3,420	10,965	40	11,005
Travel	9,387	(503)	8,884	30,529	(205)	30,324
Product revenue - Goods	143,815	—	143,815	438,705	—	438,705
Total International revenue	231,732	(439)	231,293	702,148	1,563	703,711

Consolidated
Service revenue:
Local	256,005	(644)	255,361	775,289	6,382	781,671
Goods	6,605	834	7,439	23,656	133	23,789
Travel	26,604	1,378	27,982	87,718	(725)	86,993
Product revenue - Goods	303,669	—	303,669	950,156	—	950,156
Total Consolidated Revenue	$592,883	$1,568	$594,451	$1,836,819	$5,790	$1,842,609
Contract Balances
A substantial majority of our deferred revenue relates to product sales for which revenue will be recognized as the products are delivered to customers, generally within one week following the balance sheet date. Our deferred revenue was $25.8 million and $20.7 million as of January 1, 2018 and September 30, 2018, respectively. The amount of revenue recognized for the nine months ended September 30, 2018 that was included in the deferred revenue balance at the beginning of the period was $25.4 million.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the activity in the liability for customer credits for the nine months ended September 30, 2018 (in thousands):

Customer Credits
Balance as of January 1, 2018	$19,414
Credits issued	97,586
Credits redeemed (1)	(83,818)
Breakage revenue recognized	(15,639)
Foreign currency translation	(123)
Balance as of September 30, 2018	$17,420

(1)
Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant or for merchandise inventory sold by us. When customer credits are redeemed for goods or services provided by a third-party merchant, service revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. When customer credits are redeemed for merchandise inventory sold by us, product revenue is recognized on a gross basis equal to the amount of the customer credit liability derecognized. Customer credits are primarily used within one year of issuance.

12. RESTRUCTURING
In September 2015, we commenced a restructuring plan relating primarily to workforce reductions in our international operations. We have also undertaken workforce reductions in our North America segment. In addition to workforce reductions in our ongoing markets, we ceased operations in 17 countries within our International segment as part of the restructuring plan between September 2015 and March 2016. Those country exits, which generally comprised our smallest international markets, resulted from a series of separate decisions made at different times during that period that were not part of an overall strategic shift. Costs related to the restructuring plan are classified as Restructuring charges on the condensed consolidated statements of operations. The actions under our restructuring plan were completed as of September 30, 2017 and substantially all of the cash payments for actions under that plan are expected to be disbursed through December 31, 2018.
We incurred cumulative costs for employee severance and benefits and other exit costs of $80.1 million under the plan since its inception in September 2015. In addition to those costs, we incurred cumulative long-lived asset impairment charges of $7.5 million resulting from our restructuring activities. The amounts presented in Restructuring charges for the three and nine months ended September 30, 2018 reflect changes in estimates related to prior actions.
The following tables summarize costs incurred by segment related to the restructuring plan for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018
	Employee Severance and Benefit Costs	Other Exit Costs	Total Restructuring Charges
North America	$—	$—	$—
International	48	(13)	35
Consolidated	$48	$(13)	$35

	Nine Months Ended September 30, 2018
	Employee Severance and Benefit Costs	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$—	$177	$177
International	(298)	40	(258)
Consolidated	$(298)	$217	$(81)

	Three Months Ended September 30, 2017
	Employee Severance and Benefit Costs (1)	Other Exit Costs	Total Restructuring Charges
North America	$3,662	$3,309	$6,971
International	4,296	236	4,532
Consolidated	$7,958	$3,545	$11,503

	Nine Months Ended September 30, 2017
	Employee Severance and Benefit Costs (1)	Other Exit Costs	Total Restructuring Charges
North America	$8,127	$3,774	$11,901
International	4,905	2,012	6,917
Consolidated	$13,032	$5,786	$18,818

(1)	The employee severance and benefit costs for the three and nine months ended September 30, 2017 related to the termination of approximately 400 and 750 employees, respectively.
The following table summarizes restructuring liability activity for the nine months ended September 30, 2018 (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2017	$3,817	$304	$4,121
Charges payable in cash	(298)	217	(81)
Cash payments	(2,028)	(521)	(2,549)
Foreign currency translation	(69)	—	(69)
Balance as of September 30, 2018	$1,422	$—	$1,422
13. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
For the three months ended September 30, 2018, we recorded an income tax expense from continuing operations of $1.0 million on pretax income from continuing operations of $48.2 million. For the three months ended September 30, 2017, we recorded an income tax expense from continuing operations of $2.5 million on pretax income from continuing operations of $6.3 million. For the nine months ended September 30, 2018, we recorded an income tax expense from continuing operations of $0.2 million on a pretax loss from continuing operations of $47.7 million. For the nine months ended September 30, 2017, we recorded an income tax expense from continuing operations of $11.0 million on a pretax loss from continuing operations of $11.5 million.
Our U.S. Federal income tax rate is 21% for the three and nine months ended September 30, 2018 and was 35% for the three and nine months ended September 30, 2017. The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2018 and 2017 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The effective tax rate for the nine months ended September 30, 2018 also reflected a $6.4 million income tax benefit resulting from the impact of adopting Topic 606 on intercompany activity in certain foreign jurisdictions.
We are currently undergoing income tax audits in multiple jurisdictions. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. During the fourth quarter 2017, we received an income tax assessment and a notification of proposed assessment from the tax authorities in two foreign jurisdictions, totaling $133.6 million in the aggregate. We believe that the assessments, which primarily relate to transfer pricing on transactions occurring from 2011 to 2014, are without merit and we intend to vigorously defend ourselves in those matters. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of those assessments, we believe that it is reasonably possible that reductions of up to $41.6 million in unrecognized tax benefits may occur within the 12 months following September 30, 2018 upon closing of income tax audits or the expiration of applicable statutes of limitations.
The Jobs Act was signed into law on December 22, 2017. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP to situations in which an entity does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Jobs Act. That guidance specifies that, for income tax effects of the Jobs Act that can be reasonably estimated but for which the accounting and measurement analysis is not yet complete, entities should report provisional amounts in the reporting period that includes the enactment date and those provisional amounts can be adjusted for a measurement period not to exceed one year from the enactment date. Additionally, for income tax effects of the Jobs Act that cannot be reasonably estimated, entities should report provisional amounts for those income tax effects in the first reporting period in which a reasonable estimate can be determined, not to exceed one year from the enactment date.
We previously made provisional estimates for the impact of the Jobs Act as of and for the year ended December 31, 2017 related to the re-measurement of deferred income taxes, valuation allowances, uncertain tax positions, and our assessment of permanently reinvested earnings. Additionally, while we did not expect to incur the deemed repatriation tax established by the Jobs Act due to the aggregate cumulative losses of our foreign operations, we had not previously finalized the related calculations. As of September 30, 2018, we have substantially completed our accounting and measurement analyses related to the income tax effects of the Jobs Act and no significant adjustments to the provisional amounts were recorded during the three and nine months then ended.
The Jobs Act also establishes global intangible low-taxed income ("GILTI") provisions that impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Our accounting policy for the income tax effects of GILTI will be to recognize those taxes as expenses in the period incurred.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax established by the Jobs Act, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of September 30, 2018 and December 31, 2017 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
In determining fair value, we use various valuation approaches within the fair value measurement framework. The valuation methodologies used for our assets and liabilities measured at fair value and their classification in the valuation hierarchy are summarized below:
Cash equivalents. Cash equivalents primarily consisted of AAA-rated money market funds. We classified cash equivalents as Level 1 due to the short-term nature of these instruments and measured the fair value based on quoted prices in active markets for identical assets.
Fair value option investments and available-for-sale securities. To determine the fair value of our fair value option investments each period, we first estimate the fair value of each entity in its entirety. We primarily use the discounted cash flow method, which is an income approach, to estimate the fair value of the investees. The key inputs to determining fair values under that approach are cash flow forecasts and discount rates. As of September 30, 2018 and December 31, 2017, we applied discount rates of 21% and 22%, respectively, in our discounted cash flow valuations for Monster LP. We also use a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of each entity. The discounted cash flow and market multiple valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of each entity. Once we determine the fair value of each entity, we then determine the fair value of our specific investments in those entities. The entities have complex capital structures, so we apply an option-pricing model that considers the liquidation preferences of each investee’s respective classes of ownership interests to determine the fair value of our investment in each entity.
We also have investments in redeemable preferred shares and had investments in convertible debt securities issued by nonpublic entities. We measure the fair value of those available-for-sale securities using the discounted cash flow method.
We have classified our fair value option investments and our investments in available-for-sale securities as Level 3 due to the lack of observable market data over fair value inputs such as cash flow projections and discount rates. Increases in projected cash flows and decreases in discount rates contribute to increases in the estimated fair values of the fair value option investments and available-for-sale securities, whereas decreases in projected cash flows and increases in discount rates contribute to decreases in their fair values.
Contingent consideration. We are subject to a contingent consideration arrangement to transfer a maximum payout in cash of $2.6 million to the former owners of a business acquired on April 30, 2018. See Note 4, Business Combinations, for further discussion of that acquisition. Additionally, we had contingent obligations in prior periods to transfer cash to the former owners of a previous business acquisition if specified financial results were met (i.e. an earnout).
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred in the related business combination and

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

subsequent changes in fair value recorded in earnings within Selling, general and administrative expense on the condensed consolidated statements of operations.
We use an income approach to value contingent consideration obligations based on the present value of probability-weighted future cash flows. We classify the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes.
The following tables summarize assets that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fair value option investments	$74,654	$—	$—	$74,654
Available-for-sale securities:
Redeemable preferred shares	10,207	—	—	10,207

Liabilities:
Contingent consideration	1,543	—	—	1,543

		Fair Value Measurement at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$137,975	$137,975	$—	$—
Fair value option investments	82,966	—	—	82,966
Available-for-sale securities:
Convertible debt securities	11,354	—	—	11,354
Redeemable preferred shares	15,431	—	—	15,431

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Assets
Fair value option investments:
Beginning Balance	$74,898	$81,439	$82,966	$82,584
Total gains (losses) included in earnings	(244)	(3,955)	(8,312)	(5,100)
Ending Balance	$74,654	$77,484	$74,654	$77,484
Unrealized gains (losses) still held (1)	$(244)	$(3,955)	$(8,312)	$(5,100)
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$10,236	$10,868	$11,354	$10,038
Purchase of convertible debt security	—	—	—	1,612
Proceeds from sales and maturities of convertible debt security	(8,594)	—	(8,594)	(1,843)
Transfer to other equity investment upon conversion of convertible debt security	(1,500)	—	(4,008)	—
Total gains (losses) included in other comprehensive income (loss)	(106)	146	(1,148)	(387)
Total gains (losses) included in earnings (2)	(36)	218	2,396	1,812
Ending Balance	$—	$11,232	$—	$11,232
Unrealized gains (losses) still held (1)	$—	$364	$—	$1,180
Redeemable preferred shares:
Beginning Balance	$9,961	$15,923	$15,431	$17,444
Total gains (losses) included in other comprehensive income (loss)	246	(371)	246	(1,892)
Impairments included in earnings	—	—	(5,470)	—
Ending Balance	$10,207	$15,552	$10,207	$15,552
Unrealized (losses) gains still held (1)	$246	$(371)	$(5,224)	$(1,892)

Liabilities
Contingent Consideration:
Beginning Balance	$1,542	$—	$—	$14,588
Issuance of contingent consideration in connection with acquisition	—	—	1,589	—
Settlements of contingent consideration liabilities	—	—	—	(7,858)
Reclass to non-fair value liabilities when no longer contingent	—	—	—	(6,778)
Total losses (gains) included in earnings	21	—	35	48
Foreign currency translation	(20)	—	(81)	—
Ending Balance	$1,543	$—	$1,543	$—
Unrealized losses (gains) still held (1)	$21	$—	$35	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. We recorded a $4.6 million impairment of an other equity

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

investment during the nine months ended September 30, 2018. To determine the fair value of the investment, we considered the financial condition of the investee and applied a market approach. We have classified the fair value measurement of that other equity investment as Level 3 because it involves significant unobservable inputs. We did not record any other nonrecurring fair value measurements after initial recognition for the three and nine months ended September 30, 2018 and 2017.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amount and fair value of equity securities that were classified as cost method investments as of December 31, 2017 (in thousands):

	December 31, 2017
	Carrying Amount	Fair Value
Cost method investments (1)	$25,438	$32,792

(1)
See Note 2, Adoption of New Accounting Standards, and Note 6, Investments, for information about our adoption of ASU 2016-01 on January 1, 2018 and its impact on accounting for equity investments without readily determinable fair values that were previously subject to the cost method of accounting.

The fair values of our cost method investments were determined using the market approach or the income approach, depending on the availability of fair value inputs such as financial projections for the investees and market multiples for comparable companies. We classified the fair value measurements of our cost method investments as Level 3 measurements within the fair value hierarchy as of December 31, 2017 because they involve significant unobservable inputs such as cash flow projections and discount rates.
Our other financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of September 30, 2018 and December 31, 2017 due to their short-term nature.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$47,175	$3,802	$(47,874)	$(22,470)
Less: Net income (loss) attributable to noncontrolling interests	2,560	2,881	9,433	9,460
Net income (loss) attributable to common stockholders - continuing operations	44,615	921	(57,307)	(31,930)
Net income (loss) attributable to common stockholders - discontinued operations	—	(862)	—	(1,751)
Net income (loss) attributable to common stockholders	$44,615	$59	$(57,307)	$(33,681)
Denominator
Shares used in computation of basic net income (loss) per share	568,634,988	557,221,040	565,227,625	559,726,154
Weighted-average effect of dilutive securities	7,744,433	9,448,009	—	—
Shares used in computation of diluted net income (loss) per share	576,379,421	566,669,049	565,227,625	559,726,154

Basic and diluted net income (loss) per share (1):
Continuing operations	$0.08	$0.00	$(0.10)	$(0.06)
Discontinued operations	0.00	(0.00)	0.00	(0.00)
Basic and diluted net income (loss) per share	$0.08	$0.00	$(0.10)	$(0.06)

(1)
The potentially dilutive impacts of outstanding equity awards, warrants and convertible senior notes have been excluded from the calculation of dilutive net income (loss) per share for the nine months ended September 30, 2018 and 2017 as their effect on net income (loss) per share from continuing operations was antidilutive.

The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock units	12,462,410	7,220,418	31,072,428	27,801,509
Other stock-based compensation awards	16,000	16,000	2,073,802	3,405,560
Convertible senior notes	46,296,300	46,296,300	46,296,300	46,296,300
Warrants	46,296,300	46,296,300	46,296,300	46,296,300
Total	105,071,010	99,829,018	125,738,830	123,799,669
We had outstanding performance share units as of September 30, 2018 and 2017 that were eligible to vest into shares of common stock subject to the achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were up to 5,326,725 and 1,179,984 shares of common stock issuable upon vesting of outstanding performance share units as of September 30, 2018 and 2017, respectively, that were excluded from the table above as the performance conditions were not satisfied as of the end of the respective periods.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by our chief operating decision maker to assess performance and make resource allocation decisions. Our operations are organized into two segments: North America and International.
The following table summarizes revenue by reportable segment and category for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
North America
Service revenue:
Local	$180,059	$194,090	$553,340	$602,169
Goods	4,021	4,323	12,691	10,139
Travel	17,217	18,300	57,189	61,082
Product revenue - Goods	159,854	197,501	511,451	666,093
Total North America revenue (1)	361,151	414,214	1,134,671	1,339,483

International
Service revenue:
Local	75,946	71,574	221,949	201,257
Goods	2,584	4,370	10,965	13,638
Travel	9,387	9,801	30,529	31,599
Product revenue - Goods	143,815	134,507	438,705	384,734
Total International revenue (1)	$231,732	$220,252	$702,148	$631,228

(1)
North America includes revenue from the United States of $352.3 million and $410.5 million for the three months ended September 30, 2018 and 2017, respectively, and $1,108.8 million and $1,317.9 million for the nine months ended September 30, 2018 and 2017, respectively. International includes revenue from the United Kingdom of $94.0 million and $82.2 million for the three months ended September 30, 2018 and 2017, respectively, and $268.5 million and $222.1 million for the nine months ended September 30, 2018 and 2017, respectively. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and nine months ended September 30, 2018 and 2017. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes gross profit by reportable segment and category for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
North America
Service gross profit:
Local	$159,379	$162,914	$491,420	$511,865
Goods	3,634	3,205	10,565	7,719
Travel	13,801	14,060	46,106	46,980
Product gross profit - Goods	27,234	27,729	95,008	96,141
Total North America gross profit	204,048	207,908	643,099	662,705

International
Service gross profit:
Local	71,639	67,860	209,214	189,357
Goods	2,320	3,639	9,972	11,800
Travel	8,649	8,922	28,219	28,954
Product gross profit - Goods	19,333	21,096	64,028	54,127
Total International gross profit	$101,941	$101,517	$311,433	$284,238
The following table summarizes operating income by reportable segment for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income (loss) (1) (2) (3) (4) :
North America	$51,004	$(6,995)	$(19,380)	$(33,811)
International	2,019	5,782	11,543	13,520
Total operating income (loss)	$53,023	$(1,213)	$(7,837)	$(20,291)

(1)
Includes stock-based compensation of $13.8 million and $16.9 million for North America and $1.2 million and $1.4 million for International for the three months ended September 30, 2018 and 2017, respectively, and $46.7 million and $55.2 million for North America and $3.9 million and $4.1 million for International for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Includes acquisition-related (benefit) expense, net of $0.7 million for International for the nine months ended September 30, 2018.

(3)	Includes restructuring charges (credits) for North America and International. See Note 12, Restructuring, for restructuring charges by segment.

(4)
The three months ended September 30, 2018 includes a $40.4 million benefit for North America from the settlement of the IBM patent litigation matter and the nine months ended September 30, 2018 includes a $34.6 million charge for North America related to the IBM patent litigation matter. See Note 9, Commitments and Contingencies, for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes total assets by reportable segment as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Total assets:
North America (1)	$796,711	$1,045,072
International (1)	607,209	632,433
Consolidated total assets	$1,403,920	$1,677,505

(1)
North America contains assets from the United States of $777.3 million and $1,006.2 million as of September 30, 2018 and December 31, 2017, respectively. International contains assets from Ireland of $145.3 million and $219.7 million as of September 30, 2018 and December 31, 2017, respectively. There were no other individual countries that represented more than 10% of consolidated total assets as of September 30, 2018 and December 31, 2017.

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
We offer goods and services through our online marketplaces in three primary categories: Local, Goods and Travel. During 2017 and continuing in 2018, we have shifted more of the focus on our websites and mobile applications in North America to offerings in our Local category, which we believe provides us with the greatest opportunity for long-term gross profit growth. Additionally, as part of our growth strategy, we have been developing and testing a number of product enhancements that are intended to make our offerings easier to use for both customers and merchants, including cash back offers linked to customer credit cards. We have also entered into commercial agreements with third parties that enable us to feature additional merchant offerings through our marketplaces.
We generate both product and service revenue from our business operations. In prior years, we referred to product revenue and service revenue as "direct revenue" and "third-party and other revenue," respectively. This terminology change did not impact the amounts presented in the accompanying condensed consolidated financial statements.
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
On September 28, 2018, we entered into settlement and license agreements with IBM fully resolving the Delaware Action, the Illinois Action and related proceedings with IBM. The settlement terms provide, among other terms, for the payment of $57.5 million to IBM, a cross-license to the parties’ respective patent portfolios, mutual releases of claims and the dismissal with prejudice of the Delaware Action and the Illinois Action. On October 2, 2018, the court in the Delaware Action entered an order dismissing the Delaware Action with prejudice. On October 1, 2018, the court in the Illinois Action entered an order dismissing the Illinois Action with prejudice. We previously recorded a $75.0 million charge in the second quarter 2018 to increase our contingent liability for this matter to the $82.5 million jury award. That charge was classified within Selling, general and administrative expense in our condensed consolidated statement of operations. During the third quarter 2018, we reduced Selling, general and administrative expense by $40.4 million as a result of the IBM settlement, reflecting the $25.0 million decrease from the jury award and $15.4 million that was capitalized for the license to use the patented technology in future periods under the terms of the settlement and license agreements.
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

The following table presents the above financial metrics for the nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$592,883	$634,466	$1,836,819	$1,970,711
Gross profit	305,989	309,425	954,532	946,943
Adjusted EBITDA	56,369	46,607	165,207	144,680
Free cash flow (1)	(73,483)	7,517	(186,572)	(179,420)

(1)
Prior period free cash flow information has been updated from $9.6 million and negative $176.8 million previously reported for the three and nine months ended September 30, 2017, respectively, to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, on January 1, 2018. See Note 2, Adoption of New Accounting Standards, for additional information on the adoption of ASU 2016-18.

Operating Metrics

•
Gross Billings. This metric represents the total dollar value of customer purchases of goods and services. For sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party merchant who will provide the related goods or services, which comprise a substantial majority of our service revenue transactions, gross billings differs from revenue reported in our condensed consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For product revenue transactions, gross billings are equivalent to product revenue reported in our condensed consolidated statements of operations. This metric is an indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings on service revenue transactions also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants. However, management is primarily focused on optimizing the business for long-term gross profit and adjusted EBITDA growth, rather than gross billings or revenue growth.

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

Our active customer metric for the trailing twelve months ended September 30, 2018 has declined both on a year-over-year basis and sequentially from the trailing twelve months ended June 30, 2018. Those declines are primarily attributable to declines in customer traffic, as well as our efforts to improve the efficiency of our marketing segmentation by focusing spend on more engaged customers that we believe to have higher long-term value. That strategy has resulted in lower marketing spend on less engaged customers, particularly in North America, which has adversely impacted our active customer metric. We expect the trend of declining active customers in North America to continue for the remainder of 2018 and into 2019.

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
For the three and nine months ended September 30, 2018, our total units sold declined by 10.6% and 9.3%, respectively, as compared to the prior year quarterly and year-to-date periods, reflecting unit declines in our North America segment, partially offset by unit growth in our International segment. The net decline in total units sold was attributable to the same factors that impacted gross billings for the quarterly and year-to-date periods, as discussed below under "Results of Operations."
Our gross billings for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross billings	$1,216,229	$1,341,497	3,773,756	4,063,706
Our active customers, gross billings per active customer and gross profit per active customer for the TTM ended September 30, 2018 and 2017 were as follows:

	Trailing Twelve Months Ended September 30,
	2018	2017
TTM Active customers (in thousands)	48,769	49,140
TTM Gross billings per active customer (1)	$109.82	$115.37
TTM Gross profit per active customer (1)	$27.51	$26.43

(1)
TTM Gross billings per active customer have been updated from $119.57 previously reported and TTM Gross profit per active customer has been updated from $27.35 previously reported for the trailing twelve months ended September 30, 2017 due to the change in the calculation discussed above.

Our units for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Units	39,450	44,142	121,824	134,334
Factors Affecting Our Performance
Attracting and Retaining Local Merchants. As we seek to build a more complete online local commerce marketplace platform, we depend on our ability to attract and retain merchants who are willing to offer discounted products and services through our marketplaces. Additionally, merchants can generally withdraw their offerings from our marketplaces at any time and their willingness to continue offering products and services through our platform depends on the effectiveness of our marketing and promotional services. We primarily source the deal offerings available on our marketplaces through our sales teams, which comprise a significant portion of our global employee base. We have also entered into commercial agreements with third parties that enable us to feature additional merchant offerings through our marketplaces. We continue to focus much of our sales efforts on sourcing local deal offerings in subcategories that we believe provide us with the best opportunities for high frequency customer purchase behavior. In connection with our efforts to grow our offerings in those high frequency subcategories, which include health, beauty and wellness, events and activities and food and drink, we may be willing to offer more attractive terms to local merchants that could reduce our deal margins in future periods.
Growing our Active Customer Base and Customer Value. We must acquire and retain customers that we expect to have long-term value and increase gross profit per customer in order to grow our business. Our marketing spending is intended to attract and retain active customers and to promote increased purchase frequency. We have made enhancements to our customer segmentation in recent periods that are intended to better focus our marketing efforts on customers that we believe have a greater potential for long-term gross profit generation. In addition to online marketing, such as search engine marketing ("SEM"), our marketing spending includes investments in offline campaigns intended to increase customer awareness and understanding of the Groupon brand and our product and service offerings. Additionally, we consider order discounts and certain other initiatives to drive customer acquisition and activation to be marketing-related activities, even though such activities may not be presented as marketing expenses in our consolidated statements of operations.
The organic traffic to our websites and mobile applications from consumers responding to our emails has declined in recent years, such that an increasing proportion of our traffic is generated from SEM and other paid marketing channels. More recently, we have also experienced declines from other sources of organic traffic, such as search engine optimization ("SEO"). As such, we are focused on developing sources of organic traffic other than email and optimizing the efficiency of our marketing spending, which is primarily guided by return on investment thresholds that are currently based on expected months-to-payback targets ranging from 12 to 18 months. Additionally, our product and supply initiatives are intended to increase the rates at which visitors to our websites and mobile applications complete a purchase.
Investing in Growth. We have invested significantly in product and technology enhancements intended to support the growth of our online marketplaces and we intend to continue to do so in the future. We have also invested in business acquisitions to grow our merchant and customer base and advance our product and technology capabilities. We are currently developing and testing a number of product enhancements intended to make our offerings easier to use for both customers and merchants, including voucherless cash back offers linked to customer credit cards, which we currently refer to as Groupon+, and functionality enabling appointment booking at the time an offering is purchased. We believe that those initiatives may be important drivers for increasing customer purchase frequency and growing our business over time. We are currently focusing our efforts on growing customer awareness of those products and scaling the related merchant base. As such, our gross profit and operating income may be adversely impacted in the near term as we focus more of our marketing initiatives and related efforts on early stage voucherless cash back offerings. Additionally, our cash back offers linked to customer credit cards involve collecting a net fee from the merchant, rather than selling a voucher to the customer and then remitting a portion of the proceeds to the merchant. As we report sales of vouchers to customers as gross billings, the growth of voucherless cash back transactions in future periods could adversely impact our gross billings trends.
Mobile consumers, particularly those accessing our marketplaces through the mobile web, generally complete purchases at a lower rate and at lower average transaction prices than consumers accessing our marketplaces through desktop computers. As a substantial majority of our traffic comes from consumers on mobile devices, we are focused on improving the mobile experience in order to increase purchase rates. Our initiatives to improve the mobile experience include improving page speeds, enhancing our relevance algorithms, streamlining the checkout process and redirecting mobile web consumers to our mobile applications.
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

Three Months Ended September 30, 2018 and 2017:
Gross billings for the three months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Gross billings:
Service	$912,560	$1,009,489	$(96,929)	(9.6)%
Product	303,669	332,008	(28,339)	(8.5)
Total gross billings	$1,216,229	$1,341,497	$(125,268)	(9.3)
The effect on our gross billings for the three months ended September 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended September 30, 2018
	At Avg. Q3 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	1,222,987	(6,758)	$1,216,229

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Gross Billings by Segment
Gross billings by category and segment for the three months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
North America
Service gross billings:
Local	$534,246	$606,184	$(71,938)	(11.9)%
Goods	24,503	31,978	(7,475)	(23.4)
Travel	83,991	93,186	(9,195)	(9.9)
Product gross billings - Goods	159,854	197,501	(37,647)	(19.1)
Total North America gross billings	802,594	928,849	(126,255)	(13.6)

International
Service gross billings:
Local	209,623	202,991	6,632	3.3
Goods	14,041	25,313	(11,272)	(44.5)
Travel	46,156	49,837	(3,681)	(7.4)
Product gross billings - Goods	143,815	134,507	9,308	6.9
Total International gross billings	413,635	412,648	987	0.2
Total gross billings	$1,216,229	$1,341,497	$(125,268)	(9.3)

The percentages of gross billings by segment for the three months ended September 30, 2018 and 2017 were as follows:

Q3 2018	Q3 2017

North America	International
North America
North America gross billings for the three months ended September 30, 2018 decreased from the prior year, primarily reflecting decreases of $71.9 million in our Local category and $45.1 million in our Goods category. Factors impacting North America gross billings included the following:

•	Declines in customer traffic, primarily related to organic traffic sources;

•
A decrease in gross billings from our Goods category, which reflected our ongoing focus on optimizing for long-term gross profit generation, which has resulted in pricing and promotional decisions that have adversely impacted transaction volume;

•
We have shifted customer impressions from traditional voucher offerings with food and drink merchants towards Groupon+ voucherless cash back offerings as we seek to scale that product. While we believe that voucherless cash-back offerings have the potential to ultimately drive long-term gross profit growth, the shift away from traditional food and drink vouchers is adversely impacting our gross billings in the near term; and

•	We ceased most of our food delivery operations in the third quarter 2017, which resulted in an $11.6 million decrease in Local gross billings as compared to the prior year period.
The above drivers adversely impacted gross billings per active customer, which was $113.41 for the trailing twelve months ended September 30, 2018, as compared to $122.38 in the corresponding prior year period. Additionally, the total number of units sold decreased to 25.3 million units for the three months ended September 30, 2018, as compared to 30.4 million units in the prior year period.
Order discounts, which are presented as a reduction of gross billings and revenue, increased by $1.4 million to $33.8 million for the three months ended September 30, 2018, as compared to $32.4 million in the prior year period.
For the three months ended September 30, 2018, there was a $14.2 million unfavorable impact on gross billings as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on our accounting policies.

International
International gross billings for the three months ended September 30, 2018 were substantially consistent with the prior year period.
There was a $6.6 million unfavorable impact from year-over-year changes in foreign currency rates for the three months ended September 30, 2018.
Order discounts, which are presented as a reduction of gross billings and revenue, increased by $1.8 million to $12.8 million for the three months ended September 30, 2018, as compared to $11.0 million in the prior year period.
For the three months ended September 30, 2018, there was a $0.9 million unfavorable impact on gross billings as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on our accounting policies.
Nine Months Ended September 30, 2018 and 2017:
Gross billings for the nine months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Gross billings:
Service	$2,823,600	$3,012,879	$(189,279)	(6.3)%
Product	950,156	1,050,827	(100,671)	(9.6)
Total gross billings	$3,773,756	$4,063,706	$(289,950)	(7.1)
The effect on our gross billings for the nine months ended September 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Nine Months Ended September 30, 2018
	At Avg. Q3 2017 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$3,700,360	$73,396	$3,773,756

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Gross Billings by Segment
Gross billings by category and segment for the nine months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
North America
Service gross billings:
Local	$1,625,323	$1,809,783	$(184,460)	(10.2)%
Goods	78,883	71,898	6,985	9.7
Travel	280,299	320,019	(39,720)	(12.4)
Product gross billings - Goods	511,451	666,093	(154,642)	(23.2)
Total North America gross billings	2,495,956	2,867,793	(371,837)	(13.0)

International
Service gross billings:
Local	630,178	583,618	46,560	8.0
Goods	56,473	78,582	(22,109)	(28.1)
Travel	152,444	148,979	3,465	2.3
Product gross billings - Goods	438,705	384,734	53,971	14.0
Total International gross billings	1,277,800	1,195,913	81,887	6.8
Total gross billings	$3,773,756	$4,063,706	$(289,950)	(7.1)

The percentages of gross billings by segment for the nine months ended September 30, 2018 and 2017 were as follows:

Q3 2018 YTD	Q3 2017 YTD

North America	International
North America
North America gross billings for the nine months ended September 30, 2018 decreased from the prior year, primarily reflecting decreases of $184.5 million in our Local category and $147.7 million in our Goods category. Factors impacting North America gross billings included the following:

•
A decrease in gross billings from our Goods category, which reflected our ongoing focus on optimizing for long-term gross profit generation, which has resulted in pricing and promotional decisions that have adversely impacted transaction volume;

•
We have shifted customer impressions from traditional voucher offerings with food and drink merchants toward Groupon+ voucherless cash back offerings as we seek to scale that product. While we believe that voucherless cash back offerings have the potential to ultimately drive long-term gross profit growth, the shift away from traditional food and drink vouchers is adversely impacting our gross billings in the near term;

•	Declines in customer traffic, primarily related to organic traffic sources; and

•	We ceased most of our food delivery operations in the third quarter 2017, which resulted in a $45.0 million decrease in Local gross billings as compared to the prior year period.
The above drivers adversely impacted gross billings per active customer, which was $113.41 for the trailing twelve months ended September 30, 2018, as compared to $122.38 in the corresponding prior year period. Additionally, the total number of units sold decreased to 80.0 million for the nine months ended September 30, 2018 as compared to 93.2 million units in the prior year period.
Order discounts, which are presented as a reduction of gross billings and revenue, decreased by $24.2 million to $105.1 million for the nine months ended September 30, 2018, as compared to $129.3 million in the prior year period.
For the nine months ended September 30, 2018, there was a $20.5 million unfavorable impact on gross billings as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on our accounting policies.
International
International gross billings increased during the nine months ended September 30, 2018, primarily reflecting increases of $46.6 million and $31.9 million in our Local and Goods categories, respectively. The increase in International gross billings was primarily driven by a $73.1 million favorable impact from year-over-year changes in foreign currency rates for the nine months ended September 30, 2018.
Order discounts, which are presented as a reduction of gross billings and revenue, increased by $10.9 million to $40.3 million for the nine months ended September 30, 2018, as compared to $29.4 million in the prior year period.
For the nine months ended September 30, 2018, there was a $1.4 million unfavorable impact on gross billings as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on our accounting policies.
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

Three Months Ended September 30, 2018 and 2017:
Revenue for the three months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue:
Service	$289,214	$302,458	$(13,244)	(4.4)%
Product	303,669	332,008	(28,339)	(8.5)
Total revenue	$592,883	$634,466	$(41,583)	(6.6)
The effect on revenue for the three months ended September 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended September 30, 2018
	At Avg. Q3 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Revenue	595,967	(3,084)	$592,883

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Revenue by Segment
Revenue by category and segment for the three months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
North America
Service revenue:
Local	$180,059	$194,090	$(14,031)	(7.2)%
Goods	4,021	4,323	(302)	(7.0)
Travel	17,217	18,300	(1,083)	(5.9)
Product revenue - Goods	159,854	197,501	(37,647)	(19.1)
Total North America revenue	361,151	414,214	(53,063)	(12.8)

International
Service revenue:
Local	75,946	71,574	4,372	6.1
Goods	2,584	4,370	(1,786)	(40.9)
Travel	9,387	9,801	(414)	(4.2)
Product revenue - Goods	143,815	134,507	9,308	6.9
Total International revenue	231,732	220,252	11,480	5.2
Total revenue	$592,883	$634,466	(41,583)	(6.6)

The percentages of revenue by segment for the three months ended September 30, 2018 and 2017 were as follows:

Q3 2018	Q3 2017

North America	International
The percentages of service gross billings that we retained after deducting the merchant's share for the three months ended September 30, 2018 and 2017 were as follows:

North America	International
North America
The decrease in North America revenue for the three months ended September 30, 2018 primarily reflects decreases of $14.0 million and $37.9 million in our Local and Goods categories, respectively. The decreases were attributable to the decreases in Goods and Local gross billings, as discussed.
That decrease was partially offset by an increase in the percentage of gross billings that we retained after deducting the merchant’s share in service revenue transactions to 31.3% for the three months ended September 30, 2018, as compared to 29.6% in the prior year period. The percentage of gross billings that we retain after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.
For the three months ended September 30, 2018, there was a $2.0 million unfavorable impact on revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on our accounting policies.

International
The increase in International revenue for the three months ended September 30, 2018 primarily reflects increases of $4.4 million and $7.5 million in our Local and Goods categories, respectively. The increases were primarily attributable to the following:

•
a decrease in the proportion of service revenue transactions in our Goods category, which are reported on a net basis, with a corresponding increase in the proportion of product revenue transactions, which are reported on a gross basis; and

•
an increase in the percentage of gross billings that we retained after deducting the merchant’s share in service revenue transactions to 32.6% for the three months ended September 30, 2018, as compared to 30.8% in the prior year period. The percentage of gross billings that we retain after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.

There was a $3.1 million unfavorable impact on international revenue from year-over-year changes in foreign exchange rates for the three months ended September 30, 2018.
For the three months ended September 30, 2018, there was a $0.4 million favorable impact on revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on our accounting policies.
Nine Months Ended September 30, 2018 and 2017:
Revenue for the nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue:
Service	$886,663	$919,884	$(33,221)	(3.6)%
Product	950,156	1,050,827	(100,671)	(9.6)
Total revenue	$1,836,819	$1,970,711	$(133,892)	(6.8)
The effect on revenue for the nine months ended September 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Nine Months Ended September 30, 2018
	At Avg. Q3 2017 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
Revenue	$1,793,532	$43,287	$1,836,819

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Revenue by Segment
Revenue by category and segment for the nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
North America
Service revenue:
Local	$553,340	$602,169	$(48,829)	(8.1)%
Goods	12,691	10,139	2,552	25.2
Travel	57,189	61,082	(3,893)	(6.4)
Product revenue - Goods	511,451	666,093	(154,642)	(23.2)
Total North America revenue	1,134,671	1,339,483	(204,812)	(15.3)

International
Service revenue:
Local	221,949	201,257	20,692	10.3
Goods	10,965	13,638	(2,673)	(19.6)
Travel	30,529	31,599	(1,070)	(3.4)
Product revenue - Goods	438,705	384,734	53,971	14.0
Total International revenue	702,148	631,228	70,920	11.2
Total revenue	$1,836,819	$1,970,711	(133,892)	(6.8)
The percentages of revenue by segment for the nine months ended September 30, 2018 and 2017 were as follows:

Q3 2018 YTD	Q3 2017 YTD

North America	International

The percentages of service gross billings that we retained after deducting the merchant's share for the nine months ended September 30, 2018 and 2017 were as follows:

North America	International
North America
The decrease in North America revenue for the nine months ended September 30, 2018 primarily reflects decreases of $48.8 million and $152.1 million in our Local and Goods categories, respectively. The decreases were attributable to the following:

•	decreases in Goods and Local gross billings, as discussed above; and

•
an increase in the proportion of service revenue transactions in our Goods category, which are reported on a net basis, with a corresponding decrease in the proportion of product revenue transactions, which are reported on a gross basis.

The above decreases were partially offset by an increase in the percentage of gross billings that we retained after deducting the merchant’s share in service revenue transactions to 31.4% for the nine months ended September 30, 2018, as compared to 30.6% in the prior year period. The percentage of gross billings that we retain after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.
For the nine months ended September 30, 2018, there was a $4.2 million unfavorable impact on revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on our accounting policies.
International
The increase in International revenue for the nine months ended September 30, 2018 primarily reflects increases of $20.7 million and $51.3 million in our Local and Goods categories, respectively. The increases were primarily attributable to the following:

•	a $43.2 million favorable impact on International revenue from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2018;

•
a decrease in the proportion of service revenue transactions in our Goods category, which are reported on a net basis, with a corresponding increase in the proportion of product revenue transactions, which are reported on a gross basis; and

•
an increase in the percentage of gross billings that we retained after deducting the merchant’s share in service revenue transactions to 31.4% for the nine months ended September 30, 2018, as compared to 30.4% in the prior year period. The percentage of gross billings that we retain after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.

For the nine months ended September 30, 2018, there was a $1.6 million unfavorable impact on revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on our accounting policies.
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
Three Months Ended September 30, 2018 and 2017:
Cost of revenue for the three months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Cost of revenue:
Service	$29,792	$41,858	$(12,066)	(28.8)%
Product	257,102	283,183	(26,081)	(9.2)
Total cost of revenue	$286,894	$325,041	$(38,147)	(11.7)
The effect on cost of revenue for the three months ended September 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended September 30, 2018
	At Avg. Q3 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Cost of revenue	$288,363	$(1,469)	$286,894

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Cost of Revenue by Segment
Cost of revenue by category and segment for the three months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
North America
Service cost of revenue:
Local	$20,680	$31,176	$(10,496)	(33.7)%
Goods	387	1,118	(731)	(65.4)
Travel	3,416	4,240	(824)	(19.4)
Product cost of revenue - Goods	132,620	169,772	(37,152)	(21.9)
Total North America cost of revenue	157,103	206,306	(49,203)	(23.8)

International
Service cost of revenue:
Local	4,307	3,714	593	16.0
Goods	264	731	(467)	(63.9)
Travel	738	879	(141)	(16.0)
Product cost of revenue - Goods	124,482	113,411	11,071	9.8
Total International cost of revenue	129,791	118,735	11,056	9.3
Total cost of revenue	$286,894	$325,041	$(38,147)	(11.7)
The percentages of cost of revenue by segment for the three months ended September 30, 2018 and 2017 were as follows:

Q3 2018	Q3 2017

North America	International

North America
The decrease in North America cost of revenue for the three months ended September 30, 2018 was primarily attributable to the decrease in product revenue transactions as discussed above.
For the three months ended September 30, 2018, there was an $8.6 million favorable impact on cost of revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
International
The increase in International cost of revenue for the three months ended September 30, 2018 was primarily attributable to the increase in product revenue transactions as discussed above, partially offset by a $1.5 million favorable impact from year-over-year changes in foreign exchange rates.
Nine Months Ended September 30, 2018 and 2017:
Cost of revenue for the nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Cost of revenue:
Service	$91,167	$123,209	$(32,042)	(26.0)%
Product	791,120	900,559	(109,439)	(12.2)
Total cost of revenue	$882,287	$1,023,768	$(141,481)	(13.8)
The effect on cost of revenue for the nine months ended September 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Nine Months Ended September 30, 2018
	At Avg. Q3 2017 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
Cost of revenue	$856,544	$25,743	$882,287

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Cost of Revenue by Segment
Cost of revenue by category and segment for the nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
North America
Service cost of revenue:
Local	$61,920	$90,304	$(28,384)	(31.4)%
Goods	2,126	2,420	(294)	(12.1)
Travel	11,083	14,102	(3,019)	(21.4)
Product cost of revenue - Goods	416,443	569,952	(153,509)	(26.9)
Total North America cost of revenue	491,572	676,778	(185,206)	(27.4)

International
Service cost of revenue:
Local	12,735	11,900	835	7.0
Goods	993	1,838	(845)	(46.0)
Travel	2,310	2,645	(335)	(12.7)
Product cost of revenue - Goods	374,677	330,607	44,070	13.3
Total International cost of revenue	390,715	346,990	43,725	12.6
Total cost of revenue	$882,287	$1,023,768	$(141,481)	(13.8)
The percentages of cost of revenue by segment for the nine months ended September 30, 2018 and 2017 were as follows:

Q3 2018 YTD	Q3 2017 YTD

North America	International

North America
The decrease in North America cost of revenue for the nine months ended September 30, 2018 was primarily attributable to the decrease in product revenue transactions as discussed above.
For the nine months ended September 30, 2018, there was a $21.9 million favorable impact on cost of revenue as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
International
The increase in International cost of revenue for the nine months ended September 30, 2018 was primarily attributable to a $25.7 million unfavorable impact from year-over-year changes in foreign exchange rates and the increase in product revenue transactions as discussed above.
Gross Profit
Three Months Ended September 30, 2018 and 2017:
Gross profit for the three months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Gross profit:
Service	$259,422	$260,600	$(1,178)	(0.5)%
Product	46,567	48,825	(2,258)	(4.6)
Total gross profit	$305,989	$309,425	$(3,436)	(1.1)
The effect on gross profit for the three months ended September 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended September 30, 2018
	At Avg. Q3 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross profit	307,604	(1,615)	$305,989

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Gross Profit by Segment
Gross profit by category and segment for the three months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
North America
Service gross profit:
Local	$159,379	$162,914	$(3,535)	(2.2)%
Goods	3,634	3,205	429	13.4
Travel	13,801	14,060	(259)	(1.8)
Product gross profit - Goods	27,234	27,729	(495)	(1.8)
Total North America gross profit	204,048	207,908	(3,860)	(1.9)

International
Service gross profit:
Local	71,639	67,860	3,779	5.6
Goods	2,320	3,639	(1,319)	(36.2)
Travel	8,649	8,922	(273)	(3.1)
Product gross profit - Goods	19,333	21,096	(1,763)	(8.4)
Total International gross profit	101,941	101,517	424	0.4
Total gross profit	$305,989	$309,425	$(3,436)	(1.1)
The percentages of gross profit by segment for the three months ended September 30, 2018 and 2017 were as follows:

Q3 2018	Q3 2017

North America	International
North America
The decrease in North America gross profit for the three months ended September 30, 2018 reflects a $3.5 million decrease in gross profit from our Local category, which was attributable to the decrease in revenue, as discussed above.

Gross profit from product revenue transactions in our Goods category decreased by 1.8%, as compared to the 19.1% decrease in revenue from those transactions. That difference was attributable to higher gross margins on product revenue transactions, which were 17.0% for the three months ended September 30, 2018 as compared to 14.0% in the prior year period. The margin improvement primarily resulted from our ongoing efforts to reduce our shipping and fulfillment costs and from pricing and promotional decisions intended to optimize for gross profit.
For the three months ended September 30, 2018, there was a $6.6 million favorable impact on gross profit as a result of adopting Topic 606 as compared to previous accounting guidance. That favorable impact was primarily driven by the change in the timing of recognition of variable consideration from redeemed vouchers. As a result of our increased use of pay-on-redemption terms with merchants in North America beginning in the third quarter 2017, we expect that the change to recognizing estimated variable consideration at the time of sale under Topic 606 will drive continued favorability in North America gross profit during the remainder of 2018, as compared to the gross profit that would have been reported in the current year under the previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
International
The increase in International gross profit for the three months ended September 30, 2018 reflects a $3.8 million increase in gross profit from our Local category, which was attributable to the increase in revenue as discussed above, partially offset by a $3.1 million decrease in our Goods category. For the three months ended September 30, 2018 there was a $1.6 million unfavorable impact on International gross profit from year-over-year changes in foreign exchange rates.
For the three months ended September 30, 2018, there was a $0.4 million favorable impact on gross profit as a result of adopting Topic 606 as compared to previous accounting guidance. Our International segment continues to primarily use pay-on-redemption terms with merchants and the impact of the change to recognizing variable consideration at the time of sale under Topic 606 could be favorable or unfavorable from period to period for that segment based on seasonal revenue levels, particularly in our Local category, and changes in redemption rates. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
Nine Months Ended September 30, 2018 and 2017:
Gross profit for the nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Gross profit:
Service	$795,496	$796,675	$(1,179)	(0.1)%
Product	159,036	150,268	8,768	5.8
Total gross profit	$954,532	$946,943	$7,589	0.8
The effect on gross profit for the nine months ended September 30, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Nine Months Ended September 30, 2018
	At Avg. Q3 2017 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
Gross profit	936,988	17,544	$954,532

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Gross Profit by Segment
Gross profit by category and segment for the nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
North America
Service gross profit:
Local	$491,420	$511,865	$(20,445)	(4.0)%
Goods	10,565	7,719	2,846	36.9
Travel	46,106	46,980	(874)	(1.9)
Product gross profit - Goods	95,008	96,141	(1,133)	(1.2)
Total North America gross profit	643,099	662,705	(19,606)	(3.0)

International
Service gross profit:
Local	209,214	189,357	19,857	10.5
Goods	9,972	11,800	(1,828)	(15.5)
Travel	28,219	28,954	(735)	(2.5)
Product gross profit - Goods	64,028	54,127	9,901	18.3
Total International gross profit	311,433	284,238	27,195	9.6
Total gross profit	$954,532	$946,943	$7,589	0.8
The percentages of gross profit by segment for the nine months ended September 30, 2018 and 2017 were as follows:

Q3 2018 YTD	Q3 2017 YTD

North America	International
North America
The decrease in North America gross profit for the nine months ended September 30, 2018 reflects a $20.4 million decrease in gross billings from our Local category, which was attributable to the decrease in revenue, as discussed above.

Gross profit from product revenue transactions in our Goods category decreased by 1.2%, as compared to the 23.2% decrease in revenue from those transactions. That difference was attributable to higher gross margins on product revenue transactions, which were 18.6% for the nine months ended September 30, 2018 as compared to 14.4% in the prior year period. The margin improvement primarily resulted from our ongoing efforts to reduce our shipping and fulfillment costs and from pricing and promotional decisions intended to optimize for gross profit.
For the nine months ended September 30, 2018, there was a $17.7 million favorable impact on gross profit as a result of adopting Topic 606 as compared to previous accounting guidance. That favorable impact primarily reflected $16.3 million related to the change in the timing of recognition of variable consideration from unredeemed vouchers. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
International
The increase in International gross profit for the nine months ended September 30, 2018 was primarily attributable to the following:

•	a $17.5 million favorable impact on International gross profit from year-over-year changes in foreign exchange rates for the nine months ended September 30, 2018; and

•	our ongoing efforts to de-emphasize lower margin product offerings in our Goods category and to reduce our shipping and fulfillment costs.
For the nine months ended September 30, 2018, there was a $1.6 million unfavorable impact on gross profit as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
Marketing
Marketing expense consists primarily of online marketing costs, such as search engine marketing, advertising on social networking sites and affiliate programs, and offline marketing costs, such as television and radio advertising. Additionally, compensation expense for marketing employees is classified within marketing expense. We record these costs within Marketing on the condensed consolidated statements of operations when incurred. From time to time, we offer deals with well-known national merchants for customer acquisition and activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no service revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. We evaluate marketing expense as a percentage of gross profit because it gives us an indication of how well our marketing spend is driving gross profit performance.
Three Months Ended September 30, 2018 and 2017:
Marketing expense by segment as a percentage of gross profit for the three months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	% of Gross Profit	2017	% of Gross Profit	$ Change	% Change
Marketing:
North America	$60,296	29.5%	$75,088	36.1%	$(14,792)	(19.7)%
International	32,421	31.8	26,368	26.0	6,053	23.0
Total marketing	$92,717	30.3	$101,456	32.8	$(8,739)	(8.6)

Marketing by Segment
The percentages of marketing expense by segment for the three months ended September 30, 2018 and 2017 were as follows:

Q3 2018	Q3 2017

North America	International
North America
North America segment marketing expense for the three months ended September 30, 2018 decreased from the prior year period, which was primarily attributable to a decrease in offline and mobile marketing spend. Marketing expense as a percentage of gross profit for the three months ended September 30, 2018 decreased from the prior year period because we shifted a greater proportion of our global marketing spend to our International segment in the current year period.
International
International segment marketing expense and marketing expense as a percentage of gross profit for the three months ended September 30, 2018 increased from the prior year period, which was primarily attributable to our ongoing investments in marketing activities to drive customer growth in our international markets.
Nine Months Ended September 30, 2018 and 2017:
Marketing expense by segment as a percentage of gross profit for the nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	% of Gross Profit	2017	% of Gross Profit	$ Change	% Change
Marketing:
North America	$198,149	30.8%	$217,092	32.8%	$(18,943)	(8.7)%
International	87,902	28.2	71,364	25.1	16,538	23.2
Total marketing	$286,051	30.0	$288,456	30.5	$(2,405)	(0.8)

Marketing by Segment
The percentages of marketing expense by segment for the nine months ended September 30, 2018 and 2017 were as follows:

Q3 2018 YTD	Q3 2017 YTD

North America	International
North America
North America segment marketing expense for the nine months ended September 30, 2018 decreased from the prior year period, which was primarily attributable to a decrease in offline marketing spend. Marketing expense as a percentage of gross profit for the nine months ended September 30, 2018 decreased from the prior year period because we shifted a greater proportion of our global marketing spend to our International segment in the current year period.
International
International segment marketing expense and marketing expense as a percentage of gross profit for the nine months ended September 30, 2018 increased from the prior year period, which was primarily attributable to our ongoing investments in marketing activities to drive customer growth in our international markets and a $5.2 million unfavorable impact from year-over-year changes in foreign exchange rates.
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
Three Months Ended September 30, 2018 and 2017:
SG&A as a percentage of gross profit for the three months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	% of Gross Profit	2017	% of Gross Profit	$ Change	% Change
Selling, general and administrative	$160,214	52.4%	$214,828	69.4%	$(54,614)	(25.4)%

The decrease in SG&A and SG&A as a percentage of gross profit for the three months ended September 30, 2018 as compared to the prior year period was attributable to the following:

•	a $40.4 million benefit related to the settlement of our patent litigation with IBM as described in Note 9, Commitments and Contingencies;

•	a $6.2 million decrease in compensation-related costs, including variable compensation; and

•	decreases in facilities costs and other general expenses.
There was a $1.3 million favorable impact from year-over-year changes in foreign currency exchange rates for the three months ended September 30, 2018.
Nine Months Ended September 30, 2018 and 2017:
SG&A as a percentage of gross profit for the nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	% of Gross Profit	2017	% of Gross Profit	$ Change	% Change
Selling, general and administrative	$676,399	70.9%	$677,109	71.5%	$(710)	(0.1)%
SG&A and SG&A as a percentage of gross profit for the nine months ended September 30, 2018 was substantially consistent with the prior year period, which reflects the net impact of:

•	a $16.3 million decrease in compensation-related costs, including variable compensation; and

•
decreases in facilities costs, systems costs, and other general expenses, offset by the year-to-date expense related to our patent litigation with IBM. As described in Note 9, Commitments and Contingencies, we recognized a $75.0 million charge in the second quarter 2018 as a result of a jury award and subsequently reduced that charge by $40.4 million in the third quarter 2018 upon execution of settlement and license agreements with IBM.

There was a $12.7 million unfavorable impact from year-over-year changes in foreign currency exchange rates for the nine months ended September 30, 2018.
Restructuring Charges
Restructuring charges represent severance and benefit costs for workforce reductions and other exit costs resulting from our restructuring activities. See Note 12, Restructuring, for information about our restructuring plan.
Gain on Sale of Intangible Assets
During the third quarter 2017, we sold customer lists and other intangible assets in certain food delivery markets to Grubhub, Inc., resulting in a pretax gain of $17.1 million. See Note 5, Goodwill and Other Intangible Assets, for additional information.
Income (Loss) from Operations
Three Months Ended September 30, 2018 and 2017:

Income (loss) from operations by segment for the three months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Income (loss) from operations
North America	$51,004	$(6,995)	$57,999	829.1%
International	2,019	5,782	(3,763)	(65.1)
Total income (loss) from operations	$53,023	$(1,213)	$54,236	4,471.2
North America
The increase in our income from operations was primarily attributable to a $40.4 million benefit recognized upon settlement of our patent litigation with IBM during the third quarter 2018, as described in Note 9, Commitments and Contingencies, a $16.9 million decrease in other SG&A costs, including compensation-related and facilities-related costs, a $14.8 million decrease in marketing expense and a $7.0 million decrease in restructuring costs, partially offset by a $17.1 million decrease in gains from the sale of intangible assets and a $3.9 million decrease in gross profit.
Income (loss) from operations includes stock-based compensation of $13.8 million and $16.9 million for the three months ended September 30, 2018 and 2017, respectively.
For the three months ended September 30, 2018, there was a $6.4 million favorable impact on income (loss) from operations as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
International
The decrease in our income from operations was primarily attributable to a $6.1 million increase in marketing expense and a $2.6 million increase in SG&A, partially offset by a $4.5 million decrease in restructuring costs and a $0.4 million increase in gross profit.
Income (loss) from operations includes stock-based compensation of $1.2 million and $1.4 million for the three months ended September 30, 2018 and 2017.
For the three months ended September 30, 2018, there was a $1.7 million favorable impact on income (loss) from operations as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
Nine Months Ended September 30, 2018 and 2017:
Income (loss) from operations by segment for the nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Income (loss) from operations
North America	$(19,380)	$(33,811)	$14,431	42.7%
International	11,543	13,520	(1,977)	(14.6)
Total income (loss) from operations	$(7,837)	$(20,291)	$12,454	61.4

North America
The decrease in our loss from operations was attributable to a $21.0 million decrease in SG&A costs, an $18.9 million decrease in marketing expense and an $11.7 million decrease in restructuring costs, partially offset by a $19.6 million decrease in gross profit and a $17.1 million decrease in gains from the sale of intangible assets. The decrease in SG&A costs includes decreases in compensation-related and facilities-related costs, partially offset by the year-to-date expense related to our patent litigation with IBM. As described in Note 9, Commitments and Contingencies, we recognized a $75.0 million charge in the second quarter 2018 as a result of a jury award and subsequently reduced that charge by $40.4 million in the third quarter 2018 upon execution of settlement and license agreements with IBM.
Income (loss) from operations includes stock-based compensation of $46.7 million and $55.2 million for the nine months ended September 30, 2018 and 2017, respectively.
For the nine months ended September 30, 2018, there was a $16.3 million favorable impact on income (loss) from operations as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
International
The decrease in our income from operations was primarily attributable to a $19.7 million increase in SG&A and a $16.5 million increase in marketing expense, partially offset by a $27.2 million increase in gross profit and a $7.0 million decrease in restructuring costs.
Income (loss) from operations includes stock-based compensation of $3.9 million and $4.1 million for the nine months ended September 30, 2018 and 2017.
For the nine months ended September 30, 2018, there was a $2.1 million favorable impact on income (loss) from operations as a result of adopting Topic 606 as compared to previous accounting guidance. See Note 2, Adoption of New Accounting Policies, and Note 11, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Three Months Ended September 30, 2018 and 2017:
Other income (expense), net for the three months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Other income (expense), net	$(4,860)	$7,546	$(12,406)	(164.4)%
Other income (expense), net for the three months ended September 30, 2018 primarily consisted of the following:

•	$5.7 million of interest expense; and

•	$1.0 million in foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Those items were partially offset by $1.5 million in interest income.

Other income (expense), net for the three months ended September 30, 2017 primarily consisted of $8.2 million in foreign currency gains and a $7.6 million gain on the sale of a minority investment, partially offset by $5.2 million of interest expense and a $4.0 million of losses on the fair value option investments.
Nine Months Ended September 30, 2018 and 2017:
Other income (expense), net for the nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Other income (expense), net	$(39,832)	$8,822	$(48,654)	(551.5)%
Other income (expense), net for the nine months ended September 30, 2018 primarily consisted of the following:

•	$16.4 million of interest expense;

•
$12.2 million in foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. The foreign currency losses on those intercompany balances were primarily driven by the decline of the Euro against the U.S. dollar from an exchange rate of 1.1996 on December 31, 2017 to 1.1607 on September 30, 2018;

•	$10.2 million of impairments of minority investments. See Note 6, Investments, for additional information; and

•	$8.3 million of losses on fair value option investments. See Note 6, Investments, for additional information.
Those items were partially offset by $4.9 million in interest income and a $2.4 million gain on an embedded derivative related to an available-for-sale security.
Other income (expense), net for the nine months ended September 30, 2017 primarily consisted of $19.1 million in foreign currency gains and a $7.6 million gain on the sale of a minority investment, partially offset by $15.4 million of interest expense and $5.1 million of losses on fair value option investments.
Provision (Benefit) for Income Taxes
Three Months Ended September 30, 2018 and 2017:
Provision (benefit) for income taxes for the three months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Provision (benefit) for income taxes	$988	$2,531	$(1,543)	(61.0)%
Effective tax rate	2.1%	40.0%
Our U.S. Federal income tax rate is 21% for the three and nine months ended September 30, 2018 and was 35% for the three and nine months ended September 30, 2017. The primary factor impacting the effective tax rate for the three months ended September 30, 2018 and 2017 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.

We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress of and completion of those audits. During the fourth quarter 2017, we received an income tax assessment and a notification of proposed assessment from the tax authorities in two foreign jurisdictions, totaling $133.6 million in the aggregate. We believe that the assessments, which primarily relate to transfer pricing on transactions occurring from 2011 to 2014, are without merit and we intend to vigorously defend ourselves in those matters. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of those assessments, we believe that it is reasonably possible that reductions of up to $41.6 million in unrecognized tax benefits may occur within the 12 months following September 30, 2018 upon closing of income tax audits or the expiration of applicable statutes of limitations.
The Jobs Act was signed into law on December 22, 2017. Pursuant to the guidance in SAB 118, we previously made provisional estimates for the impact of the Jobs Act as of and for the year ended December 31, 2017 related to the re-measurement of deferred income taxes, valuation allowances, uncertain tax positions, and our assessment of permanently reinvested earnings. Additionally, while we did not expect to incur the deemed repatriation tax established by the Jobs Act due to the aggregate cumulative losses of our foreign operations, we had not previously finalized the related calculations. As of September 30, 2018, we have substantially completed our accounting and measurement analyses related to the income tax effects of the Jobs Act and no significant adjustments to the provisional amounts were recorded during the three and nine months then ended.
On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. This opinion reversed an earlier decision of the United States Tax Court. On August 7, 2018, the Ninth Circuit Court of Appeals withdrew its July 24, 2018 opinion. We are continuing to monitor the status of the case; however, we currently do not expect that it will have a material impact on our provision for income taxes for the year ending December 31, 2018 due to the valuation allowances against our net deferred tax assets in the related jurisdictions.
Nine Months Ended September 30, 2018 and 2017:
Provision (benefit) for income taxes for the nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Provision (benefit) for income taxes	$205	$11,001	$(10,796)	(98.1)%
Effective tax rate	(0.4)%	(95.9)%
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the nine months ended September, 2018 and 2017 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The effective tax rate for nine months ended September 30, 2018 also reflected a $6.4 million income tax benefit resulting from the impact of adopting Topic 606 on intercompany activity in certain foreign jurisdictions.
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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three and nine months ended September 30, 2018 and 2017, special charges and credits included charges related to our restructuring plan. For the three and nine months ended September 30, 2018, special charges and credits also included a $40.4 million credit and a $34.6 million charge, respectively, related to our patent litigation with IBM as described in Note 9, Commitments and Contingencies. For the three and nine months ended September 30, 2017, special charges and credits also included a $17.1 million credit related to the sale of intangible assets, as described in Note 5, Goodwill and Other Intangible Assets. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) from continuing operations	$47,175	$3,802	$(47,874)	$(22,470)
Adjustments:
Stock-based compensation (1)	15,026	18,235	50,570	59,277
Depreciation and amortization	28,685	35,231	87,300	103,977
Acquisition-related expense (benefit), net	—	—	655	48
Restructuring charges (1)	35	11,503	(81)	18,818
IBM patent litigation	(40,400)	—	34,600	—
Gain on sale of intangible assets	—	(17,149)	—	(17,149)
Other (income) expense, net (1)	4,860	(7,546)	39,832	(8,822)
Provision (benefit) for income taxes	988	2,531	205	11,001
Total adjustments	9,194	42,805	213,081	167,150
Adjusted EBITDA	$56,369	$46,607	$165,207	$144,680

(1)
Represents stock-based compensation expense recorded within Selling, general and administrative, Cost of revenue and Marketing. Restructuring charges includes $0.8 million of additional stock-based compensation for the three and nine months ended September, 30 2017. Other income (expense), net includes $0.1 million of additional stock-based compensation for the three months ended September 30, 2017. Other income (expense), net includes $0.1 million and $0.2 million of additional stock-based compensation for the nine months ended September 30, 2018 and 2017, respectively.

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
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, cash balances, which totaled $572.4 million as of September 30, 2018, and available borrowing capacity under our Amended and Restated Credit Agreement.
Our net cash flows from operating, investing and financing activities from continuing operations for three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash provided by (used in):
Operating activities (1)	$(57,389)	$21,772	$(132,961)	$(135,704)
Investing activities	(22,389)	18,230	(118,485)	(9,572)
Financing activities	(9,720)	(27,972)	(49,348)	(121,622)

(1)
Prior period net cash used in operating activities from continuing operations has been updated from $23.9 million and negative $133.1 million previously reported for the three and nine months ended September 30, 2017, respectively, to reflect the adoption of ASU 2016-18 on January 1, 2018. See Note 2, Adoption of New Accounting Standards, for additional information on the adoption of ASU 2016-18.

Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities from continuing operations, less purchases of property and equipment and capitalized software from continuing operations. Our free cash flow for the three and nine months ended September 30, 2018 and 2017 and reconciliations to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by (used in) operating activities from continuing operations (1)	$(57,389)	$21,772	$(132,961)	$(135,704)
Purchases of property and equipment and capitalized software from continuing operations	(16,094)	(14,255)	(53,611)	(43,716)
Free cash flow (1)	$(73,483)	$7,517	$(186,572)	$(179,420)

(1)
Net cash used in operating activities from continuing operations and free cash flow have been updated from $23.9 million and $9.6 million previously reported, respectively, for the three months ended September 30, 2017, and from negative $133.1 million and negative $176.8 million previously reported, respectively, for the nine months ended September 30, 2017 to reflect the adoption of ASU 2016-18 on January 1, 2018. See Note 2, Adoption of New Accounting Standards, for additional information on the adoption of ASU 2016-18.

Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either based on a fixed payment schedule or upon the customer's redemption of the related voucher. For merchants on fixed payment terms, we remit payments on an ongoing basis, generally bi-weekly, throughout the term of the merchant's offering. For purchases of merchandise inventory, our supplier payment terms generally range from net 30 to net 60 days. We have primarily paid merchants on fixed payment terms in North America and upon voucher redemption internationally. In the third quarter 2017, we began to increase our use of redemption payment terms with our North America merchants as well and we expect that trend to continue.
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
For the nine months ended September 30, 2018, our net cash used in operating activities from continuing operations was $133.0 million, as compared to our $47.9 million net loss from continuing operations. That difference was primarily due to a $243.8 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers and also includes $42.1 million of the payment to IBM related to the settlement of our patent litigation as described in Note 9, Commitments and Contingencies. The difference between our net cash provided by operating activities and our net income from continuing operations due to changes in working capital was partially offset by $158.7 million of non-cash items, including depreciation and amortization and stock-based compensation.
For the nine months ended September 30, 2017, our net cash used in operating activities from continuing operations was $135.7 million, as compared to a $22.5 million net loss from continuing operations. That difference was primarily due to a $266.7 million decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers and payments related to our restructuring activities. The difference between our net cash provided by operating activities and our net income from continuing operations due to changes in working capital was partially offset by $153.4 million of non-cash items, including depreciation and amortization and stock-based compensation.
Our net cash used in investing activities from continuing operations was $118.5 million and $9.6 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, our net cash used in investing activities from continuing operations included net cash paid for a business acquisition of $57.8 million, purchases of property and equipment and capitalized software of $53.6 million and net cash paid of $17.1 million for acquisitions of intangible assets, including $15.4 million related to the settlement of our IBM patent litigation as described in Note 9, Commitments and Contingencies. For the nine months ended September 30, 2017, our net cash used in investing activities from continuing operations included purchases of property and equipment and capitalized software of $43.7 million, proceeds of $18.3 million from the sale of intangible assets and proceeds of $16.6 million from sales and maturities of investments.

Our net cash used in financing activities was $49.3 million and $121.6 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, net cash used in financing activities included $25.3 million in payments of capital lease obligations and $18.6 million in taxes paid related to net share settlements of stock-based compensation awards. For the nine months ended September 30, 2017, net cash used in financing activities included $61.2 million in purchases of treasury stock under our share repurchase program, $25.3 million in payments of capital lease obligations and $23.3 million in taxes paid related to net share settlements of stock-based compensation awards.
Our Amended and Restated Credit Agreement provides for aggregate principal borrowings of up to $250.0 million and matures in July 2019. We intend to refinance our Amended and Restated Credit Agreement in the first half of 2019. As of September 30, 2018, we had no borrowings under our Amended and Restated Credit Agreement and were in compliance with all covenants. See Note 8, Financing Arrangements, for additional information.
As of September 30, 2018, we had $249.4 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars and Japanese yen. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board of Directors authorized us to repurchase up to $300.0 million of our common stock under a new share repurchase program. The Company's prior share repurchase program expired in April 2018. Upon its expiration, up to $135.2 million of our common stock remained available for purchase under that prior share repurchase program. During the three and nine months ended September 30, 2018, we did not repurchase any shares of our common stock. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under our Amended and Restated Credit Agreement, share price and other factors, and the program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.
Our cash balances and cash flows generated from our operations may be used to fund strategic investments, business acquisitions, working capital needs, investments in technology, marketing and share repurchases. Additionally, we have the ability to borrow funds under our Amended and Restated Credit Agreement. We could also seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for acquisitions, share repurchases or other strategic investment opportunities. Although we can provide no assurances, we believe that our cash balances and cash generated from operations should be sufficient to meet our working capital requirements and capital expenditures for at least the next twelve months.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2018 did not materially change from the amounts set forth in our 2017 Annual Report on Form 10-K, except as disclosed in Note 9, Commitments and Contingencies.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2018.
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

The changes to our revenue recognition policies upon the adoption of Topic 606 on January 1, 2018 represents a material change to our critical accounting policies and estimates during the nine months ended September 30, 2018. See Note 2, Adoption of New Accounting Standards, and Note 11, Revenue Recognition, for additional information related to our revised revenue recognition policies.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU will require the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to the capital lease assets and liabilities currently recorded on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and cash flows will be substantially consistent with current accounting guidance. The ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. We are continuing to evaluate the impact of the ASU and expect that it will have a material impact on our consolidated balance sheets. We have substantially completed the implementation of a lease accounting system. We currently plan to adopt the ASU using the modified retrospective transition method, which applies the new lease guidance as of the January 1, 2019 adoption date and requires the cumulative effect of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of that adoption date. We also expect to elect the practical expedient package permitted under the transition guidance within the ASU and its related amendments. See Note 10, Commitments and Contingencies, in our Annual Report on Form 10-K, for the year ended December 31, 2017, as amended, and Note 9, Commitments and Contingencies, in this Quarterly Report on Form 10-Q for information about our lease commitments.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing, modifying, or adding certain disclosures. The ASU will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, and entities are permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. We are still assessing the impact of ASU 2018-13 on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40, Internal-Use Software, to determine which costs to implement the service contract would be capitalized as an asset related to the service contract and which costs would be expensed. The ASU will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, including in interim periods. We are still assessing the impact of ASU 2018-15 on our condensed consolidated financial statements.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three and nine months ended September 30, 2018, we derived approximately 39.1% and 38.2%, respectively, of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support those markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of September 30, 2018 and December 31, 2017.
As of September 30, 2018, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $9.6 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $1.0 million. This compares to a $21.5 million working capital deficit subject to foreign currency exposure as of December 31, 2017, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $2.2 million.
Interest Rate Risk
Our cash balance as of September 30, 2018 consists of bank deposits, so exposure to market risk for changes in interest rates is limited. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Note 8, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In June 2016, we entered into the Amended and Restated Credit Agreement that provides for aggregate principal borrowings of up to $250.0 million. As of September 30, 2018, there were no borrowings outstanding under the Amended and Restated Credit Agreement. Because the Amended and Restated Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended and Restated Credit Agreement. We also have $33.3 million of capital lease obligations. We do not believe that the interest rate risk on the capital lease obligations is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three months ended September 30, 2018.

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
Based on this evaluation, our management concluded that, as of September 30, 2018, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2018, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
On May 7, 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under a new share repurchase program. The Company's prior share repurchase program expired in April 2018. During the three and nine months ended September 30, 2018, the Company did not repurchase any shares of its common stock. The timing and amount of any share repurchases, if any, will be determined based on market conditions, limitations under the amended and restated credit agreement, share price and other factors, and the program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so. See Note 10, Stockholders' Equity and Compensation Arrangements, for discussion regarding our share repurchase program.
The following table provides information about purchases of shares of our common stock during the three months ended September 30, 2018 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2018	167,103	$4.67	—	—
August 1-31, 2018	128,385	4.53	—	—
September 1-30, 2018	809,007	3.92	—	—
Total	1,104,495	$4.10	—	—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th of November 2018.

GROUPON, INC.
By:	/s/ Michael Randolfi
	Name:	Michael Randolfi
	Title:	Chief Financial Officer