Form 10-K
period 2018-12-31
Groupon, Inc.
filed 2019-02-12
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Yes ☒             No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Non-accelerated filer ☐                        Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No  ☒

As of June 30, 2018, the aggregate market value of shares held by non-affiliates of the registrant was $2,034,326,435 based on the number of shares of common stock held by non-affiliates as of June 30, 2018 and based on the last reported sale price of the registrant's common stock on June 30, 2018.

As of February 8, 2019, there were 570,314,522 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2019, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

______________________________________________________

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, risks related to volatility in our operating results; execution of our business and marketing strategies; retaining existing customers and adding new customers; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments and any potential adverse impact from the United Kingdom's likely exit from the European Union; retaining and adding high quality merchants; our voucherless offerings; cybersecurity breaches; competing successfully in our industry; changes to merchant payment terms; providing a strong mobile experience for our customers; maintaining and improving our information technology infrastructure; delivery and routing of our emails; claims related to product and service offerings; managing inventory and order fulfillment risks; litigation; managing refund risks; retaining and attracting members of our executive team; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; tax liabilities; tax legislation; protecting our intellectual property; maintaining a strong brand; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; our common stock, including volatility in our stock price; our convertible senior notes; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission ("SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. BUSINESS
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
Our operations are organized into two segments: North America and International. See Item 8, Note 19, Segment Information. We offer goods and services through our online marketplaces in three primary categories: Local, Goods and Travel.
We generate both product and service revenue from our business operations. In prior years, we referred to product revenue and service revenue as "direct revenue" and "third-party and other revenue," respectively. This terminology change did not impact the amounts presented in the accompanying consolidated financial statements.
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
Our results from 2018 were impacted by the strategic initiatives discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Those results include the following:

•
Gross billings decreased to $5.2 billion in 2018, as compared with $5.6 billion in 2017. In 2018, 65.8% and 34.2% of our gross billings were generated in North America and International, respectively, as compared with 69.6% and 30.4% in 2017. Gross billings represent the total dollar value of customer purchases of goods and services. The substantial majority of our service revenue transactions is comprised of sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party merchant who will provide the related goods or services. For these transactions, gross billings differs from revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For product revenue transactions, gross billings are equivalent to product revenue reported in our consolidated statements of operations.

•
Revenue decreased to $2.6 billion in 2018, as compared with $2.8 billion in 2017. In 2018, 62.2% and 37.8% of our revenue was generated in North America and International, respectively, as compared with 67.3% and 32.7% in 2017.

•
Gross profit of $1.3 billion in 2018 was consistent with prior year. In 2018, 67.4% and 32.6% of our gross profit was generated in North America and International, respectively, as compared with 69.5% and 30.5% in 2017.

•	Income from operations was $54.0 million in 2018, as compared with $29.4 million in 2017.

•
The number of active customers, which is defined as unique user accounts that have made a purchase during the trailing twelve months ("TTM") either through one of our online marketplaces or directly with a merchant for which we earned a commission, decreased to 48.2 million as of December 31, 2018 from 49.5 million as of December 31, 2017.

We are a Delaware corporation, incorporated on January 15, 2008 under the name "ThePoint.com, Inc." We started Groupon in October 2008 and officially changed our name to Groupon, Inc. by filing an amended certificate of incorporation on June 16, 2009. Our principal executive offices are located at 600 West Chicago Avenue, Suite 400, Chicago, Illinois 60654, and our telephone number at this address is (312) 334-1579. Our investor relations department can be reached via email at ir@groupon.com. Our website is www.groupon.com. Information contained on our website is not a part of this Annual Report on Form 10-K. We completed our initial public offering in November 2011 and our common stock is listed on the Nasdaq Global Select Market under the symbol "GRPN."
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
Enhance the customer experience. With a mobile-first strategy, we intend to improve the customer experience by continuing to invest in innovative, frictionless products and differentiated local supply coupled with strong national brands. As we build out our marketplaces, we want our customers to have a superior, frictionless experience when they use our product whether finding, booking, buying or redeeming an offer. For merchants, this includes providing capabilities to manage demand for their goods and services and improving their ability to acquire customers. For consumers, this includes easily finding offers and accessing features that augment the overall experience, as well as seamlessly purchasing and redeeming offers. We are currently investing in initiatives to improve the purchase and redemption experience, such as enhancing our mobile applications, testing offerings with voucherless redemption resulting in cash back directly to customers' credit cards, and adding direct booking capabilities. These initiatives are targeted at growing customer value via increased purchase frequency and gross profit per customer to drive long-term growth in our business.
Establish Groupon as an open platform. We ultimately want Groupon to become a daily habit for our customers and believe that significantly increasing the offerings available through our online local commerce marketplaces is critical to this goal. Our initiatives to grow our inventory of deal offerings include entering into commercial agreements with third parties that enable us to feature additional merchant offerings through our marketplaces, identifying new distribution channels through which to sell our marketplace offerings, and continuing to optimize the activities performed by our sales teams. Additionally, we believe that our efforts to increase our customer value may improve the health of our marketplaces, making our marketing and promotional services more effective for the merchants who feature offerings on our platform.
Continue to realize our international potential. In 2018, the gross profit generated by our International segment represented 32.6% of our consolidated gross profit. We maintain a long-term focus on driving International to achieve gross profit that is more comparable to that of North America. Our initiatives to grow International gross profit include increasing our international marketing spending and leveraging enhanced marketing analytics, prioritizing more technology resources in order to expand and advance its product and service offerings, growing our inventory of deal offerings by entering into commercial agreements with third parties that enable us to feature additional merchant offerings through our marketplaces, and other initiatives.
Maintain culture of operational efficiency. Our company runs with a fundamental emphasis on maximizing operational efficiency. While we expect to invest in our key initiatives, we will continue to do so as disciplined operators and seek out opportunities to improve our efficiency.
Our Business
We earn revenue from transactions in which we provide marketing services primarily by selling vouchers through our online local marketplaces that can be redeemed for goods or services with third-party merchants. Our service revenue from those transactions is reported on a net basis as the purchase price received from the customer for the voucher less an agreed upon portion of the purchase price paid to the merchant. We also earn revenue by selling merchandise inventory directly to customers through our online marketplaces. Our product revenue from those transactions is the purchase price received from the customer.

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
Goods. In our Goods category, we earn product revenue from transactions in which we sell merchandise inventory directly to customers, as well as service revenue from transactions in which third-party merchants sell products to customers through our marketplaces. Our Goods category offers customers the ability to find discounted merchandise across multiple product lines, including electronics, sporting goods, jewelry, toys, household items and apparel. We expect that we will continue to add new brands to our platform in order to expand our offerings.
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
Consumers predominately access our offerings through our mobile applications and, to a lesser extent, through mobile web browsers. Our applications and mobile websites enable consumers to browse, purchase, manage and redeem deals on their mobile devices. In addition, the mobile experience leverages location in several ways, enabling consumers to filter by distance, discover deals near them and visualize the assortment of Groupon offers through a maps view. For the year ended December 31, 2018, over 70% of our global transactions were completed on mobile devices.
Marketing
We primarily use marketing to acquire and retain high-quality customers and promote awareness of our marketplaces. In North America, we are using improved marketing analytics to drive efficiency in our marketing spend and maximize the lifetime value of our customer base. Internationally, we are also leveraging improved marketing analytics while ramping up overall marketing spend to drive customer acquisition. In total, we decreased our global marketing spend by $5.2 million, or 1.3%, for the year ended December 31, 2018 as compared with the prior period. We expect to continue to use marketing in future periods in connection with our efforts to acquire and retain high-quality customers.
We use a variety of marketing channels to make customers aware of the deal offerings on our mobile and web platforms, including search engines, email and push notifications, affiliate channels, social and display advertising and offline marketing.

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
Television and other offline. We use offline marketing such as television advertising, and to a lesser extent, print and radio advertising, to help build awareness of our offerings and brand strength.
Our marketing activities also include elements that are not presented as Marketing on our consolidated statements of operations, such as order discounts and free shipping on qualifying merchandise sales.
Sales and Operations
Our sales force consists of 2,268 merchant sales representatives and sales support staff, who build merchant relationships and provide local expertise. Our North American merchant sales representatives and support staff are primarily based in our offices in Chicago and Phoenix, and our international merchant sales representatives and support staff are based in their respective local offices. Our global sales and sales support headcount by segment as of December 31, 2018 was as follows:

North America	934
International	1,334
Total	2,268
Other key operational functions include editorial, merchant development, customer service, technology, merchandising and logistics. Our editorial department is responsible for creating the written and visual content on the deals we offer. The merchant development team works with merchants to plan the deal before an offering is active and serve as an ongoing point of contact for the merchant over the term of a deal. Our customer service department is responsible for answering questions via phone, email, chat and on social media platforms regarding purchases, shipping status, returns and other areas of customer inquiry. Our technology team is focused on the design and development of new features and products to enhance the customer and merchant experience, maintenance of our websites and development and maintenance of our internal systems. Merchandising and logistics personnel are responsible for managing inventory and the flow of products from suppliers to our customers.
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

Competition
Our business is rapidly evolving and we face competition from a variety of sources. Some of our competitors offer deals as an add-on to their core business, and others have adopted a business model similar to ours. We also compete against companies that offer other types of advertising and promotional services to local businesses. In addition to such competitors, we expect to increasingly compete against other large Internet and technology-based businesses that have launched initiatives in the local space. We also expect to compete against other Internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. Further, as our business continues to evolve, we anticipate facing new competition. We believe the principal competitive factors in our markets include the following:

•	quality and performance of our merchants;

•	size and composition of our customer base;

•	mobile penetration;

•	understanding of local business trends;

•	ability to structure deal offerings to generate a positive return on investment for merchants;

•	ability to generate large volumes of sales; and

•	reputation, strength and recognition of brand.
Although we believe that we compete favorably on the factors described above and benefit from scale, we anticipate that larger, more established companies may directly compete with us over time. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater scale and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than we do. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services.
Seasonality
Some of our offerings experience seasonal buying patterns mirroring that of the larger consumer retail and e-commerce markets, where demand declines during customary summer vacation periods and increases during the fourth quarter holiday season. We believe that this seasonality pattern has affected, and will continue to affect, our business and quarterly sequential revenue growth rates. We recognized 30.3%, 30.7% and 30.0% of our annual revenue during the fourth quarter of 2018, 2017 and 2016.
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
We are subject to a variety of federal, state and international laws and regulations governing consumer data. The General Data Protection Regulation ("GDPR"), which was recently adopted by the European Union became effective in May 2018, requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its collection, use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Complying with the GDPR caused us to update certain business practices and systems. Non-compliance with GDPR could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenue. In addition, the State of California adopted the California Consumer Protection Act of 2018 (“CCPA”), which will become effective in 2020 and also will regulate the collection and use of consumers’ data. Compliance with the CCPA is expected to cause us to make additional updates to certain business practices and systems.
Intellectual Property
We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.
In addition to those contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, trade dress, domain names and patents to protect our intellectual property. Groupon and its related entities own a number of trademarks and service marks registered or pending in the United States and internationally. In addition, we own a number of issued patents and pending patent applications in the United States and internationally and own and have applied for copyright registrations in the United States.
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
We have received in the past, and we anticipate we will receive in the future, communications alleging that items offered or sold through our website infringe third-party copyrights, trademarks, patents and trade names or other intellectual property rights or that we have otherwise infringed third parties’ past, current or future intellectual property rights. We may be unable to prevent third parties from offering and selling unlawful or infringing goods or goods of disputed authenticity, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by third parties through our website. We may implement measures in an effort to protect against these potential liabilities that could require us to spend substantial resources and/or to reduce revenue by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business.

Employees
As of December 31, 2018, there were 2,522 employees in our North America segment, consisting of 934 sales representatives and 1,588 corporate, operational and customer service representatives, and 4,054 employees in our International segment, consisting of 1,334 sales representatives and 2,721 corporate, operational and customer service representatives.
Executive Officers
The following table sets forth information about our executive officers:

Name	Age	Position

Rich Williams	44	Chief Executive Officer and Director
Michael Randolfi	46	Chief Financial Officer
Steve Krenzer	60	Chief Operating Officer
Dane Drobny	51	General Counsel and Corporate Secretary
Melissa Thomas	39	Chief Accounting Officer and Treasurer
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
Melissa Thomas has served as our Chief Accounting Officer and Treasurer since November 2018. Prior to this role, Ms. Thomas served as our Vice President of Commercial Finance since May 2017. Prior to joining Groupon, Ms. Thomas served as Vice President of Finance at Surgical Care Affiliates from June 2016 to May 2017. From August 2007 to May 2016, Ms. Thomas served in a variety of finance and accounting leadership roles at Orbitz Worldwide (NYSE: OWW), most recently as Vice President of Finance. Prior to Orbitz, Ms. Thomas held accounting positions at Equity Office Properties and began her career at PricewaterhouseCoopers.

Available Information
We electronically file reports with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through our website (www.groupon.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests them. Our Code of Conduct, Corporate Governance Guidelines and committee charters are also posted on the site. We use our Investor Relations website (investor.groupon.com) and our blog (www.groupon.com/blog) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Information contained on our website and blog is not a part of this Annual Report on Form 10-K.

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

•	our ability to leverage other platforms to display our offerings;

•	achieve additional mobile adoption to capitalize on customers' continued shift toward mobile device usage;

•	increase the awareness of our brand;

•	successfully achieve the anticipated benefits of business combinations or acquisitions, strategic investments, divestitures and restructuring activities;

•	provide a superior customer service experience for our customers;

•	avoid interruptions to our services, including as a result of attempted or successful cybersecurity attacks or breaches;

•	respond to continuous changes in consumer and merchant use of technology;

•	offset declines in email, search engine optimization ("SEO") and other free traffic and further diversify our traffic channels;

•	react to challenges from existing and new competitors;

•	respond to seasonal changes in supply and demand; and

•	address challenges from existing and new laws and regulations.
In addition, our margins and profitability may depend on our product sales mix, our geographic revenue mix and merchant and third-party business partner pricing terms. In recent years, we have shifted the focus on our websites and mobile applications toward offerings with higher gross profit in connection with our efforts to drive long-term gross profit growth. If we are not successful in achieving this objective, our business, financial position and results of operations could be harmed. Further, sales in our Goods category may constitute a greater percentage of our sales in certain periods relative to other categories, which may result in lower margins and profitability during those periods. Accordingly, our profitability may vary significantly from quarter to quarter.
Our strategy to grow our business may not be successful and may expose us to additional risks.
Our strategy to grow our business focuses on several key priorities including enhancing the customer experience, establishing Groupon as an open platform, realizing the potential of our international business and maintaining a culture of operational rigor. We have undertaken several initiatives as we execute this strategy.

We have prioritized building great products and customer experience. To this end, we have continued to invest in improving the customer experience, from search to purchase to redemption, in removing friction from our websites and mobile applications and in product development (for example through card-linked offerings and booking capabilities). There are no assurances that our actions or product offerings will be successful in improving the customer experience, increasing our customer base, or improving customer purchase frequency in the short term or at all. If we are unable to realize expected outcomes from the execution of our strategy, our business and operating results may be harmed.
In addition, as we focus on building out a more extensive local commerce marketplace platform, we have also devoted significant resources to increasing the number of offers on our platform, attracting new merchants, retaining merchants who are willing to run deals on a continuous basis with us and engaging with third-party business partners via technology integrations in order to build a significant inventory for our customers. We have accepted, and expect to continue to accept, a lower portion of the gross billings from some of our merchants and business partners as we expand our marketplaces and introduce new products. In addition, we are continuously refining our process for presenting the most relevant deals to our customers based on their personal preferences and location. We are also continuing our efforts to optimize the mix of products that we offer. If we are not successful in achieving these objectives, our business, financial position and results of operations could be harmed. Further, we have implemented technology integrations with a number of third party business partners that we rely on to support various products and augment inventory across all categories of our business. Significant disruption in these services, or breakdown of these relationships, could negatively impact our ability to grow.
With respect to our international markets, we expect to continue to focus on improving our products and customer experience and applying our North American playbook to our International business. If we are unable to successfully execute these initiatives and realize the potential of our international markets, our business and operating results may be harmed.
Our efforts to execute our strategy may prove more difficult than we currently anticipate, and we may not succeed in realizing the benefits of these efforts, including increasing gross profit, unit growth or gross profit per customer, in a short time frame or at all.
Our financial results may be adversely affected if we are unable to execute on our marketing strategy.
Our marketing strategy is focused on acquiring and retaining customers who we believe will have higher long-term value, activation and conversion, purchase frequency and mobile application downloads, as well as increasing awareness of our brand and online marketplaces and introducing consumers and merchants to new products. We expect to continue to focus on maintaining a payback period on our global marketing spend of approximately 12 to 18 months; however, there are no assurances that we will be able to achieve this result. If any of our assumptions regarding our marketing activities and strategies prove incorrect, including with respect to payback periods and the efficiency of our marketing spend, our ability to generate gross profit from our investments may be less than we anticipated. In such case, we may need to increase marketing expenditures or otherwise alter our strategy and our results of operations could be negatively impacted.
If we fail to retain our existing customers or acquire new customers, our operating results and business will be harmed.
We must continue to retain and acquire customers who make purchases on our platform in order to increase profitability. Further, as our customer base evolves, the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the loss of existing customers and the costs associated with acquiring and retaining customers and to maintain or increase our customers’ purchase frequency. If customers do not perceive our offerings to be attractive or if we fail to introduce new and more relevant deals or increase awareness and understanding of the offerings on our marketplace platform, we may not be able to retain or acquire customers at levels necessary to grow our business and profitability. Further, the organic traffic to our websites and mobile applications, including traffic from consumers responding to our emails, has declined in recent years, such that an increasing proportion of our traffic is generated from paid marketing channels, such as search engine marketing. In addition, changes to search engine algorithms or similar actions are not within our control and could adversely affect traffic to our websites and mobile applications. If we are unable to acquire new customers in numbers sufficient to grow our business and offset the number of existing active customers that have ceased to make purchases, or if new customers do not make purchases at expected levels, our profitability may decrease and our operating results may be adversely affected.
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

•
different regulatory or other legal requirements, including regulation of gift cards and coupon terms, Internet services, professional selling, distance selling, bulk emailing, privacy and data protection (including GDPR, which became effective in May 2018), cybersecurity, business licenses and certifications, taxation (including the European Union's voucher directive, digital service tax and similar regulations), consumer protection laws including those restricting the types of services we may offer (e.g., medical-related services), banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, cause unanticipated compliance expenses or limit our ability to enforce contractual obligations;

•	our ability to use a common technology platform in our North America and International segments to operate our business without significant business interruptions or delays;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks and electronic funds transfer systems;

•	different employee and employer relationships and the existence and actions of workers' councils and labor unions;

•	difficulty in staffing, developing and managing foreign operations, including through centralized shared service centers, as a result of distance, language barriers and cultural differences;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products; and

•	differing intellectual property laws.
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
In addition, we are subject to risks associated with the withdrawal of the United Kingdom from the European Union (“Brexit”). In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw, and withdrawal negotiations began in June 2017. European Union rules provide for a two-year negotiation period, ending on March 29, 2019, unless an extension is agreed to by the parties. There remains significant uncertainty about the future relationship between the United Kingdom and the European Union, including the possibility of the United Kingdom leaving the European Union without a negotiated and bilaterally approved withdrawal plan. We have significant operations in both the United Kingdom and the European Union. Our operations and that of our merchants are highly integrated across the United Kingdom and the European Union, and we are highly dependent on the free flow of labor and goods in those regions. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our competitive position, merchant and customer relationships and financial performance. The ultimate effects of Brexit on us will depend on the specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.
Our future success depends upon our ability to attract and retain high quality merchants and third-party business partners.
We must continue to attract and retain high quality merchants in order to increase profitability. We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms through our marketplaces and provide our customers with a good experience. In most instances, we do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. If merchants decide that utilizing our services no longer provides an effective means of attracting new customers or selling their goods and services, they may stop working with us or negotiate to pay us lower margins or fees. In addition, current or future competitors may accept lower margins, or negative margins, to secure merchants offers that attract attention and acquire new customers. If competitors engage in group buying initiatives in which merchants receive a higher portion of the purchase price than we currently offer, or if we target merchants who will only agree to run deals if they receive a higher portion of the proceeds, we may receive a lower portion of the gross billings on deals offered through our marketplaces. In addition, we may experience attrition in our merchants due to shifts in our business model and the way we pay merchants, and in the ordinary course of business resulting from several factors, including losses to competitors and merchant closures or merchant bankruptcies. If we are unable to attract and retain high quality merchants in numbers sufficient to grow our business, or if merchants are unwilling to offer products or services with compelling terms through our marketplaces or offer favorable payment terms to us, our operating results may be adversely affected.
Our business is exposed to risks associated with our voucherless offerings.
We are developing and scaling voucherless offerings, including offers that are linked to customer credit cards. Although we believe that voucherless offerings have the potential to increase customer purchase frequency and generate gross profit growth over the long term, there are no assurances that we will be able to scale our voucherless products or that our voucherless products will be successful in increasing customer purchase frequency or gross profit growth, if and when scaled. If we are unable to grow the number of and scale voucherless products in our marketplaces, our results of operations may be adversely affected. In addition, as we scale card-linked offerings, we may experience a short term negative impact to our financial performance.
In addition, we currently depend on third party business partners and technology integrations for many of our voucherless offerings. If we are unable to increase our third-party offerings or successfully complete the associated technology integrations, the quality of our supply and customer experience may be negatively impacted and decrease which could adversely affect our business operations and financial condition. Furthermore, our ability to offer card-linked offerings currently depends on our arrangements with card brand networks. In the event any card brand network no longer supports our card-linked offerings, imposes significant restrictions on our offerings or deal structures or significantly changes their fees, we may not be able to grow our card-linked offerings or such offerings may otherwise be unsuccessful, and our results of operations and financial condition could be adversely affected.
Further, most of our current card-linked offerings involve collecting fees from the merchant, rather than collecting payment from the customer and then remitting a portion of the proceeds to the merchant (as with the sale of vouchers). Accordingly, our gross billings are expected to be reduced if and when these card-linked offerings (or similarly structured products) become a larger portion of our overall product mix.

We may be subject to breaches of our information technology systems, which could harm our relationships with our customers, merchants and third-party business partners, subject us to negative publicity and litigation, and cause substantial harm to our business or brand.
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
Any failure to prevent or mitigate cybersecurity breaches or other improper access to, or disclosure of, our data or confidential information, including non-public financial information, could result in the loss or misuse of such data or information, negatively impacting customers’, merchants’ and third-party business partners' confidence in the security of our services and potentially resulting in significant customer or merchant attrition, a decline in customer purchase frequency, litigation and/or regulatory investigations, and/or damage to our brand and reputation.
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
Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access are a high priority for us, our activities and investment may not be deployed quickly enough or successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures or zero day vulnerabilities. In addition, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose access credentials or other sensitive information in order to gain access to our systems and networks. We also may be subject to additional vulnerabilities as we integrate the systems, computers, software and data of acquired businesses and third-party business partners into our networks and separate the systems, computers, software and data of disposed businesses from our networks.
We maintain a cybersecurity risk management program that is overseen by our Vice President, Information Security, who reports directly to our Chief Technology Officer. Our Vice President, Information Security regularly reports to the Audit Committee on the state of our cybersecurity program and provides updates on cybersecurity matters. We also conduct an annual cybersecurity review with our Board of Directors. As part of our cybersecurity risk management program, we employ security practices to protect and maintain the systems located at our data centers and hosting providers, invest in intrusion, anomaly, and vulnerability detection tools and engage third-party security firms to test the security of our websites and systems. In addition, we regularly evaluate and assess our systems and the controls, processes and practices to protect those systems and also conduct penetration testing against our own system. The evaluations, assessments and testing identify areas of potential weakness in, and suggested improvements to, the maturity of our systems, processes, and risk management framework as well as vulnerabilities in those systems, processes, and risk management framework that could be attacked and exploited to access and acquire proprietary and confidential information, including information about our customers and merchants. There are no assurances that our cybersecurity risk mitigation program or actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the impact of any cyber intrusion. In addition, in the future we may be required to expend significant additional resources to modify or enhance our protective measures, controls and systems or to improve the maturity of our systems, processes and risk management framework, or investigate or remediate any information security vulnerabilities. These improvements, modifications and enhancements may take significant time to implement. Further, the sophistication of potential attacks or the capabilities of our systems and processes may not permit us to detect the occurrence of cyber incidents until significant data loss has occurred. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or impact these problems may have on us. Any actual breach, the perceived threat of a breach or a perceived breach, could cause our customers, merchants, card brands and payment card processors to cease doing business with us or do business with us less frequently, subject us to lawsuits (including claims for damages), investigations, regulatory fines or other action or liability or damage to our brand and reputation, which would harm our business, financial condition and results of operations.
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
We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:

•	the size, composition and retention of our customer base and the number of merchants we feature;

•	mobile penetration;

•	understanding local business trends;

•	ability to structure deals to generate positive return on investment for merchants;

•	the timing and market acceptance of deals we offer, including the developments and enhancements to those deals offered by us or our competitors;

•	customer and merchant service and support efforts;

•	selling and marketing efforts;

•	ease of use, performance, price and reliability of services offered either by us or our competitors;

•	our ability to improve customer purchase frequency and customer lifetime value;

•	our ability to drive organic traffic to our marketplaces;

•	the number, quality and reliability of the digital coupons that can be accessed through our platform;

•	the quality and performance of our merchants;

•	our ability to cost-effectively manage our operations; and

•	our reputation and brand strength relative to our competitors.

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
Our merchant payment terms and revenue growth have historically provided us with operating cash flow to fund our working capital needs. Our merchant arrangements are generally structured such that we collect cash up front when our customers purchase vouchers or products on our website or mobile application and we make payments to merchants or suppliers at a subsequent date, either on a fixed schedule or upon redemption by customers. For our current card-linked offerings, we offer cash back on customers' credit card statements based on qualifying purchases with participating merchants. For those offerings, we remit payment to a card brand network at the time of the qualifying purchase for the customer’s cash back incentive and then we collect from the merchant both our commission and reimbursement for the customer’s cash back incentive, generally on a bi-weekly basis. The working capital impact of card-linked offerings is less favorable to us than traditional voucher transactions, for which we collect payment from customers at the time of sale and remit payment to merchants at a later date. We have used the operating cash flow provided by our merchant payment terms and revenue growth to fund our working capital needs. If we offer merchants more favorable or accelerated payment terms and/or significantly grow our card-linked offerings, our operating cash flow could be adversely impacted and we may have to seek alternative financing to fund our working capital needs.
Our success is dependent upon our ability to provide a superior mobile experience for our customers and our customers' continued ability to access our offerings through mobile devices.
In the year ended December 31, 2018, over 70% of our global transactions were completed on mobile devices. Additionally, our mobile application has been downloaded over 195 million times as of December 31, 2018. While the focus on mobile is key to our long-term strategy, currently average purchase prices and conversion rates on mobile tend to be significantly lower than desktop. In order to continue to grow our mobile transactions and improve mobile conversion rates, it is critical that our applications are compatible with a range of mobile technologies, systems, networks and standards and that we provide a good customer experience. Further, as part of our strategy, we have been developing and testing a number of product enhancements that are intended to make our offerings easier to use for both customers and merchants, including voucherless offerings. We also are working on a next-generation mobile application that we expect to test during 2019. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices or use mobile devices that do not offer access to our mobile applications, we are not successful in increasing mobile conversion rates or if we fail to develop applications and product enhancements with adequate functionality and a positive customer experience on a wide range of mobile devices.
Our business depends on our ability to maintain and improve the technology infrastructure necessary to send our emails and operate our websites, mobile applications and transaction processing systems, and any significant disruption in service on our email network infrastructure, websites, mobile applications or transaction processing systems could result in a loss of customers or merchants.
Customers access our marketplaces through our websites and mobile applications, as well as via emails that are often targeted by location, purchase history and personal preferences. Customers can also access our deal offerings indirectly through third-party search engines. Our reputation and ability to acquire, retain and serve our current and potential customers are dependent upon the reliable performance of our websites, mobile applications, email delivery and transaction processing systems and the underlying network infrastructure. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be prolonged and harmful to our business. If our websites or mobile applications are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not return as often in the future, or at all. As our customer base and the amount of information shared on our websites and mobile applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment, cloud-based technology and related network infrastructure and services to handle the traffic on our websites and mobile applications and to help shorten the time of or prevent system interruptions. The operation of these systems is expensive and complex and could result in operational failures. While resiliency and redundancy are considerations in the design and operation of Groupon's systems, interruptions, delays or failures in these systems, whether due to earthquakes, adverse weather conditions, other natural disasters, power loss, computer viruses, cybersecurity attacks, physical break-ins, terrorism, errors in our software or otherwise, could be prolonged and could affect the security or availability of our websites and applications, and prevent our customers from accessing our services. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures or prolonged disruptions or delays in the availability of our systems or a significant search engine, we could lose current and potential customers and merchants, which could harm our operating results and financial condition.
In addition, a portion of our network infrastructure is hosted by third-party providers. We also rely on a variety of tools and third-party commercial partners to provide certain services and offerings (e.g., booking and ticketing tools). Any disruption or failure of these providers, tools and/or other third parties to handle existing or increased traffic and transactions could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide.
If our emails are not delivered and accepted, or are routed by email providers less favorably than other emails, or our sites or mobile applications are not accessible, or are treated disadvantageously by Internet service providers or other third-parties, our business may be substantially harmed.
If email providers or Internet service providers ("ISPs") implement new or more restrictive email or content delivery or accessibility policies, including with respect to net neutrality, it may become more difficult to deliver emails to our customers or for customers to access our site and services. For example, certain email providers, including Google, categorize our emails as "promotional," and these emails are directed to an alternate, and less readily accessible, section of a customer's inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to customers in a manner compatible with email providers’ email handling or authentication technologies, our ability to contact customers through email could be significantly restricted. In addition, if we are placed on "spam" lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed. Further, if ISPs prioritize or provide superior access to our competitors' content or if there are changes to search engine algorithms or similar actions that adversely affect traffic to our websites and mobile applications, our business and results of operations may be negatively impacted.
We purchase and sell some products from indirect suppliers and allow third parties to sell products via our site and services, which increase our risk of litigation and other losses.
We source merchandise both directly from brand owners and indirectly from retailers and third-party distributors, and we often take title to the goods before we offer them for sale to our customers. Further, some brand owners, retailers and third- party distributors may be unwilling to offer products for sale on the Internet or through Groupon in particular, which could have an adverse impact on our ability to source and offer popular products. We also allow third party merchants to sell products to our customers via our marketplace platform. By selling merchandise sourced from parties other than the brand owners, and allowing the sale of merchandise by third parties, we are subject to an increased risk that the merchandise may be damaged or of disputed authenticity, which could result in potential liability under applicable laws, regulations, agreements and orders, and increase the amount of returned merchandise or customer refunds. In addition, brand owners or regulators may take legal action against us. Even if we prevail, any such legal action could result in costly litigation, generate adverse publicity for us, and have a material adverse impact on our business, financial condition, results of operations, brand and reputation. Further, in any such matter, we may not be entitled to indemnification from our supplier or merchant, or able to effectively enforce the supplier’s or merchant’s contractual indemnification obligations.

We may be subject to substantial liability claims and damage to our brand and reputation if people or property are harmed by the products or services offered through our marketplace.
Some of the products and services offered through our marketplace may expose us to liability claims relating to personal injury, death, negligence, intentional misconduct, assault, abuse or environmental or property damage. Certain merchants and third parties sell products and offer services using our marketplace that based on the type of product or service, may increase our exposure to substantial claims and litigation, especially if these merchants or third-party sellers do not have sufficient protection from such claims. Although we believe we are not liable for the goods or services that merchants or third-parties offer through our marketplace, there is no assurance that a court would rule in our favor on such issues. Further, while we maintain liability insurance, we cannot be certain our coverage will apply to the claims at issue, be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with vendors, merchants and third-party sellers do not indemnify us from certain liability and costs or we may not be able to effectively enforce our contractual indemnification rights. Claims relating to products or services offered through our marketplace also could result in significant damage to our brand and reputation regardless of whether we are ultimately liable for any such claims.
Our processes and procedures for onboarding merchants and third-party sellers also may expose us to liability claims or damage to our brand and reputation if the processes or procedures are deemed inadequate. Additionally, while we maintain multiple channels through which our customers can submit feedback or complaints about their experiences with merchants and other third-party sellers on our platform, because our customers often deal directly with the sellers, pertinent feedback may not be provided to us. Moreover, our evaluation of any customer feedback or complaints we receive is subjective based on the information, which is sometimes very limited, that our customers provide, and we may not take action in response to feedback or complaints. If our systems and procedures with respect to any such feedback or complaints are determined to be inadequate or any action or inaction is found to be inadequate, including, by way of example, not discontinuing on a timely basis offers of deals with merchants or sellers that have been the subject of material complaints, we could face substantial additional liability and damage to our brand and reputation for the misconduct of such merchants or third-party sellers.
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
We are involved from time to time in litigation regarding, among other matters, patent, consumer, privacy and employment issues. Litigation can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional information regarding these and other lawsuits in which we are involved, see Item 8, Note 10, Commitments and Contingencies, to the consolidated financial statements.
An increase in our refund rates or estimated liabilities with respect to unredeemed vouchers could adversely affect our profitability or net income.
As we expand our product offerings, our customer refund rates may exceed historical levels. A downturn in general economic conditions may also increase our refund rates. An increase in our refund rates could significantly reduce our liquidity and profitability. We estimate future refunds utilizing a statistical model that incorporates historical refund experience, including the relative risk of refunds based on deal category. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate. If our refund reserves are not adequate to cover future refund claims, this inadequacy could have a material adverse effect on our profitability. In addition, we may not be able to obtain reimbursement from merchants for refunds that we issue, which could have an adverse effect on our liquidity and profitability.
In recent periods, we have increased our use of redemption payment terms with our North America merchants. In addition, the revenue recognition standard that we adopted in 2018 requires us to estimate variable consideration from unredeemed vouchers. As a result, a greater percentage of our transactions in North America than in prior periods will require us to use projections in order to estimate revenue and liabilities associated with unredeemed vouchers. If the estimates that we use in projecting the likelihood of vouchers being redeemed prove to be inaccurate, our liabilities with respect to unredeemed vouchers may be materially higher than the amounts shown in our financial statements, and our net income could be materially and adversely affected.
The loss of one or more key members of our management team, or our failure to attract and retain other highly qualified personnel in the future could harm our business.
In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical and sales positions. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to our success, and competition for experienced and well qualified employees can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and share-based compensation. We currently utilize restricted stock units and performance share units as our forms of share-based incentive compensation. If the anticipated value of such share-based incentive awards does not materialize, if our share-based compensation otherwise ceases to be viewed as a valuable benefit or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.
Acquisitions, dispositions, joint ventures and strategic investments could result in operating difficulties, dilution and other consequences.
We routinely evaluate and consider a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and minority investments. The pursuit and consummation of such transactions can result in operating difficulties, dilution, management distraction and other potentially adverse consequences. In the past, we have acquired and divested a number of companies and may complete additional transactions in the future.
Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business and the performance of acquired customers, valuation of the acquired business and integration risks such as difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer, payment and accounting systems and exposure to unknown or unforeseen liabilities of acquired companies. In addition, the integration of an acquisition could divert management's time and our resources. If we pay for an acquisition or a minority investment in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock it could be dilutive to our stockholders. Additionally, we do not have the ability to exert control over our minority investments, and therefore we are dependent on others in order to realize their potential benefits. Dispositions and attempted dispositions also involve significant risks and uncertainties, such as the risk of destabilizing the applicable operations, the loss of key personnel, the terms and timing of any dispositions, the ability to obtain necessary governmental or regulatory approvals, post-disposal disputes and indemnification obligations and risks and uncertainties with respect to the separation of disposed operations, including, for example, transition services, access by purchasers to certain of our systems and tools during transition periods, the migration of data and separation of systems, data privacy matters and misuse of trademarks and intellectual property. We may be unable to successfully complete potential strategic transactions or dispositions on a timely basis or at all, or we may not realize the anticipated benefits of any of our strategic transactions in the time frame expected or at all.
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
In addition, from time to time, we may be notified of additional laws, or developments in existing, laws and regulations that governmental organizations or others may claim should be applicable to our business, or that otherwise affect our operations. If we are required to alter our business practices, or there are other market changes, as a result of any laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to, or otherwise reacting to, such legal or regulatory developments, and any related payments (including penalties, judgments, settlements or fees) could adversely impact our profitability. To the extent that we expand into new lines of business and new geographies, we will become subject to additional laws and regulations.
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
We also are subject to regular review and audit by both U.S. federal and state and foreign tax authorities. In particular, we currently are, and expect to continue to be, subject to numerous federal, state and international tax audits relating to income, transfer pricing, sales, VAT and other tax liabilities. Some of these pending and future audits could involve significant liabilities and/or penalties. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $109.6 million. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. See Item 8, Note 15, Income Taxes, for additional information. Any adverse outcome of such a review or audit could have a significant negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
The adoption of tax reform policies, including the enactment of legislation or regulations implementing changes in the tax treatment of companies engaged in Internet commerce or the U.S. taxation of international business activities could materially affect our financial position and results of operations.
Further, due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, VAT and similar taxes, including digital service taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. For example, the voucher directive recently adopted by the European Union or similar regulations could adversely affect our financial results. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
On December 22, 2017, new legislation was signed into law that revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law contains significant changes to corporate taxation. Although we currently do not expect the new federal tax law to have a significant impact on us, the overall impact over time is uncertain as the law is interpreted and implemented. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

If we are required to materially increase the liability recorded in our financial statements with respect to unredeemed vouchers our results of operations could be materially and adversely affected.
In certain states and foreign jurisdictions, vouchers may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the full value or a portion of the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and record-keeping obligations. We do not remit any amounts relating to unredeemed vouchers based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to vouchers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our contractual relationship with customers and merchants. In recent periods, we increased our use of redemption payment terms with our North America merchants, and we expect that trend to continue. The determinations we make with respect to variable consideration that we earn on those transactions may be subject to the laws described above, and we expect the amount of that variable consideration to increase as our use of redemption payment terms increases. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to vouchers, our liabilities with respect to unredeemed vouchers, including any resulting penalties and interest, may be materially higher than the amounts shown in our financial statements which could have a material adverse impact on our results of operations.
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
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, the European Union adopted the GDPR, which became effective in May 2018, and requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its collection, use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. In addition, the State of California adopted the California Consumer Protection Act of 2018 ("CCPA"), which will become effective in 2020 and also will regulate the collection and use of consumers' data. Complying with the GDPR, CCPA and similar laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. Further, despite our diligent efforts to comply with these laws and regulations, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Noncompliance could result in proceedings against us by governmental entities or others and fines. For example, fines under GDPR could be up to the greater of €20 million or 4% of annual global revenue and damage our reputation and brand. As a result of GDPR, in particular, we may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, portability of customer data and uncertainty for these entities. We also may find it necessary to establish systems to maintain personal data originating from the European Union in the European Economic Area as a result of changes or restrictions to currently legitimate methods of effectuating cross-border personal data transfers to countries outside of the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. Additionally, there could be uncertainty as to how to comply with privacy laws, in various jurisdictions such as country or state-specific laws that may conflict with or deviate from privacy directives, such as GDPR, CCPA or future laws and regulations.
We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. Several Internet companies have incurred substantial penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach resulting in a loss or likely loss of personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or other third-parties or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of subscribers or merchants and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for tracking and behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.
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
We may suffer liability as a result of information or content retrieved from or transmitted over the Internet and claims related to our service offerings.
We may be, and in certain cases have been, sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust reference pricing or other legal claims relating to information or content that is published or made available on our websites or service offerings we make available (including provision of an application programming interface platform for third parties to access our website, mobile device services and geolocation applications). This risk is enhanced in certain jurisdictions outside the United States, where our liability for such third-party actions may be less clear and we may be less protected. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occurs, our business could be materially and adversely affected.
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
Groupon vouchers are issued in the form of redeemable vouchers with unique identifiers. It is possible that consumers or other third parties will seek to create counterfeit vouchers in order to fraudulently purchase discounted goods and services from merchants. While we use advanced anti-fraud technologies, criminals may attempt to circumvent our anti-fraud systems using increasingly sophisticated methods. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse customers and/or merchants for any funds stolen or revenue lost as a result of such breaches. If merchants are affected by buyer fraud or other types of fraud, they could also request reimbursement, or stop offering goods or services on our marketplaces.
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
We accept payments using a variety of methods, including credit cards, debit cards and gift certificates. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. In addition, our credit card and other payment processors could impose receivable holdback or reserve requirements in the future, which could have a material impact on our cash flow and available liquidity. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business and operating results could be adversely affected.
We are also subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties. In addition, events affecting our third-party payment processors or our integration with them, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of our payment processors or our integration with them, or result in unauthorized access to customer information, could have a material adverse effect on our business.
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
State and foreign laws regulating money transmission could be expanded to include Groupon vouchers or other Groupon products or services.
Many states and certain foreign jurisdictions impose license and registration obligations on those companies engaged in the business of money transmission, with varying definitions of what constitutes money transmission. We currently believe that we are not a money transmitter given our role and the product terms of Groupon vouchers or other Groupon products or services. However, a successful challenge to our position or expansion of state or foreign laws could subject us to increased compliance costs and delay our ability to offer Groupon vouchers or other products or services in certain jurisdictions pending receipt of any necessary licenses or registrations.
Our ability to raise capital in the future may be limited, which could prevent us from growing, and our existing credit agreement could restrict our business activities.
We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. In addition, we are party to a $250.0 million amended and restated credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 29, 2016, as amended (the "Credit Agreement"), which matures in June 2019. We intend to refinance our Credit Agreement during the first half of 2019. Our Credit Agreement contains financial and other covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our Credit Agreement. Furthermore, additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants that could further restrict our business activities or our ability to execute our strategic objectives and could reduce our profitability. If we cannot refinance our Credit Agreement or raise or borrow funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
In addition, advances under our revolving credit facility generally bear interest based on (i) the Alternate Base Rate (as defined in our Credit Agreement) or (ii) the Adjusted LIBO Rate (as defined in our Credit Agreement) and calculated using the London Inter-bank Offered Rate (“LIBOR”)). Although our Credit Agreement matures on June 28, 2019, we would expect that any extended or refinanced indebtedness would bear interest on similar terms. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, any calculation of interest based upon the Alternate Base Rate (or any comparable or replacement formulation), may result in higher interest rates. To the extent that these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
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

The concentration of our common stock ownership may limit stockholders' ability to influence corporate matters.
On October 31, 2016, each share of our Class A common stock and Class B common stock automatically converted (the "Conversion") into a single class of common stock. As a result of the Conversion, each holder of our common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. Although the voting power of our founders was more concentrated prior to the Conversion, Eric Lefkofsky and his affiliates own approximately 15% of our common stock as of December 31, 2018. He, therefore, may have significant influence over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated ownership could limit stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
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
In addition, in some circumstances, such as an early termination of the convertible note hedge and warrant transactions, including in connection with certain change of control transactions or other extraordinary events, the bank counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2018, we owned no property and had leases for approximately 1.3 million square feet of space. Our corporate headquarters and principal executive offices are located in Chicago, Illinois. Other properties are located throughout the world and largely represent local operating facilities. We believe that our properties are in good condition and meet the needs of our business, and that suitable additional or alternative space will be available as needed to accommodate our business operations and future growth.

Description of Use	Segment	Square Feet	Various lease expirations through
Corporate offices	North America	555,000	January 2026
Corporate offices	International	371,000	June 2025

Fulfillment and data centers	North America	360,000	August 2023
Fulfillment and data centers	International	9,000	March 2024
ITEM 3. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Item 8, Note 10, Commitments and Contingencies, to the consolidated financial statements of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been listed on the NASDAQ Global Select Market under the symbol "GRPN" since November 4, 2011.
Holders
As of February 8, 2019, there were 160 holders of record of our common stock. Each holder of our common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders.
Equity Compensation Plan Information
Information about the securities authorized for issuance under our compensation plans is incorporated by reference from the Proxy Statement for our 2019 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
During the year ended December 31, 2018, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under a new share repurchase program. The prior share repurchase program, which authorized repurchases up to $700.0 million, expired in April 2018. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended and Restated Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when we may otherwise be precluded from doing so.
During the three months ended December 31, 2018, we repurchased 3,252,886 shares for an aggregate purchase price of $10.0 million (including fees and commissions) under the new repurchase program. As of December 31, 2018, up to $290.0 million of common stock remained available for purchase under that program. A summary of our common stock repurchases during the three months ended December 31, 2018 is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 1-31, 2018	—	$—	—	$300,000,000
November 1-30, 2018	638,685	3.09	638,685	298,035,664
December 1-31, 2018	2,614,201	3.09	2,614,201	290,000,000
Total	3,252,886	$3.09	3,252,886	$290,000,000
From the inception of our share repurchase programs in August 2013 through December 31, 2018, we have repurchased 191,855,128 shares of our common stock (or Class A common stock prior to the conversion of our Class A common stock and Class B common stock to a single class of common stock on October 31, 2016) for an aggregate purchase price of $877.5 million (including fees and commissions).

The following table provides information about purchases of shares of our common stock during the three months ended December 31, 2018 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 1-31, 2018	333,406	$3.47	—	—
November 1-30, 2018	177,235	3.19	—	—
December 1-31, 2018	610,565	3.20	—	—
Total	1,121,206	$3.28	—	—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

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
The graph set forth below compares the cumulative total return on our common stock (or Class A common stock prior to the conversion of our Class A common stock and Class B common stock to a single class of common stock on October 31, 2016) with the cumulative total return of the Nasdaq Composite Index and the Nasdaq 100 Index, resulting from an initial investment of $100 in each and assuming the reinvestment of any dividends, based on closing prices on the last trading day of each year end period for 2014, 2015, 2016, 2017 and 2018.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto in Item 8 of this Annual Report on Form 10-K, and the information contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data (1):	(in thousands, except share and per share amounts)
Revenue:
Service	$1,205,487	$1,266,452	$1,206,441	$1,250,149	$1,353,948
Product	1,431,259	1,577,425	1,807,174	1,704,667	1,504,698
Total revenue	2,636,746	2,843,877	3,013,615	2,954,816	2,858,646
Cost of revenue:
Service	120,077	160,810	150,031	158,095	173,204
Product	1,196,068	1,349,206	1,582,931	1,508,911	1,339,881
Total cost of revenue	1,316,145	1,510,016	1,732,962	1,667,006	1,513,085
Gross profit	1,320,601	1,333,861	1,280,653	1,287,810	1,345,561
Operating expenses:
Marketing	395,737	400,918	352,175	241,342	227,855
Selling, general and administrative (2)	870,961	901,829	999,677	1,102,385	1,081,468
Restructuring charges	(136)	18,828	40,438	28,464	—
Gain on sale of intangible assets	—	(17,149)	—	—	—
Gains on business dispositions	—	—	(11,399)	(13,710)	—
Total operating expenses	1,266,562	1,304,426	1,380,891	1,358,481	1,309,323
Income (loss) from operations	54,039	29,435	(100,238)	(70,671)	36,238
Other income (expense), net	(53,008)	6,710	(71,289)	(25,586)	(31,655)
Income (loss) from continuing operations before provision (benefit) for income taxes	1,031	36,145	(171,527)	(96,257)	4,583
Provision (benefit) for income taxes	(957)	7,544	(5,318)	(23,010)	15,308
Income (loss) from continuing operations	1,988	28,601	(166,209)	(73,247)	(10,725)
Income (loss) from discontinued operations, net of tax	—	(1,974)	(17,114)	106,926	(53,194)
Net income (loss)	1,988	26,627	(183,323)	33,679	(63,919)
Net income attributable to noncontrolling interests	(13,067)	(12,587)	(11,264)	(13,011)	(9,171)
Net income (loss) attributable to Groupon, Inc.	$(11,079)	$14,040	$(194,587)	$20,668	$(73,090)

Basic net income (loss) per share (3):
Continuing operations	$(0.02)	$0.03	$(0.31)	$(0.13)	$(0.03)
Discontinued operations	0.00	(0.00)	(0.03)	0.16	(0.08)
Basic net income (loss) per share	$(0.02)	$0.03	$(0.34)	$0.03	$(0.11)

Diluted net income (loss) per share(3):
Continuing operations	$(0.02)	$0.03	$(0.31)	$(0.13)	$(0.03)
Discontinued operations	0.00	(0.01)	(0.03)	0.16	(0.08)
Diluted net income (loss) per share	$(0.02)	$0.02	$(0.34)	$0.03	$(0.11)

Weighted average number of shares outstanding (2)
Basic	566,511,108	559,367,075	576,354,258	650,106,225	674,832,393
Diluted	566,511,108	568,418,371	576,354,258	650,106,225	674,832,393

(1)
The consolidated statements of operations data for prior years has been retrospectively adjusted to reflect discontinued operations. Refer to Item 8, Note 3, Discontinued Operations and Other Business Dispositions, for additional information.

(2)
Includes $0.7 million, $5.7 million, $1.9 million and $1.3 million of acquisition-related expenses for the years ended December 31, 2018, December 31, 2016, December 31, 2015 and December 31, 2014. Refer to Item 8, Note 4, Business Combinations, for additional information.

(3)	The structure of our common stock changed during the year ended December 31, 2016. Refer to Item 8, Note 11, Stockholders' Equity, and Note 18, Income (Loss) Per Share, for additional information.

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$841,021	$880,129	$862,977	$824,307	$982,862
Working capital (deficit)	41,455	(61,051)	(121,115)	(128,283)	91,460
Total assets	1,642,142	1,677,505	1,761,377	1,796,264	2,227,597
Total long-term liabilities	302,357	292,161	283,264	122,152	169,055
Total Groupon, Inc. Stockholders' Equity	381,248	250,973	264,420	469,398	762,826

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under Risk Factors and elsewhere in this Annual Report. See Part I, Forward-Looking Statements, for additional information.
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
Our operations are organized into two segments: North America and International. For the year ended December 31, 2018, we derived 62.2% of our revenue from our North America segment and 37.8% of our revenue from our International segment. See Item 8, Note 19, Segment Information, for additional information. We offer goods and services through our online marketplaces in three primary categories, Local, Goods and Travel.
We generate both product and service revenue from our business operations. Our product revenue from transactions in which we sell merchandise inventory in our Goods category is the purchase price received from the customer. Our service revenue from transactions in which we earn commissions by selling goods or services on behalf of third-party merchants is the purchase price collected from the customer less the portion of the purchase price paid to the merchant.
Since early 2017, we have shifted our focus towards long-term gross profit growth. As part of our growth strategy, we have focused on enhancing the customer experience, establishing Groupon as an open platform, continuing to realize our international potential, and maintaining a culture of operational efficiency. We have developed and are testing a number of product enhancements to make our offerings easier to use for both customers and merchants, including cash back offers linked to customer credit cards and booking capabilities. We have also entered into commercial agreements with third parties that enable us to feature additional merchant offerings through our marketplaces. We have driven efficiency in our marketing spend by focusing that spend on customers who we believe will have higher long-term value.
In April 2018, we expanded our International segment offerings through the acquisition of 80% of the outstanding shares of Cloud Savings Company, Ltd. ("Cloud Savings"), a UK-based business that operates online discount code and digital gift card platforms. In December 2018, we exercised our right to acquire the remaining outstanding shares of Cloud Savings. See Item 8, Note 4, Business Combinations, for further information.
In October 2016, we completed a strategic review of our international markets in connection with our efforts to optimize our global footprint and focus on the markets that we believe to have the greatest potential to benefit our long-term financial performance. Based on that review, we decided to focus our business on 15 core countries, which are primarily based in North America and EMEA, and to pursue strategic alternatives for our operations in the remaining 11 countries, which were primarily based in Asia and Latin America. Between November 2016 and March 2017, we exited our operations in the 11 non-core countries and their results have been presented as discontinued operations. See Item 8, Note 3, Discontinued Operations and Other Business Dispositions, for additional information about the dispositions.

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

The following table presents the above financial metrics for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
Revenue	$2,636,746	$2,843,877	$3,013,615
Gross profit	1,320,601	1,333,861	1,280,653
Adjusted EBITDA	269,807	249,939	179,883
Free cash flow	121,160	71,387	61,958

(1)
Prior period free cash flow information has been updated from $78.3 million and $60.6 million previously reported for the years ended December 31, 2017 and 2016 to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, on January 1, 2018. See Item 8, Note 2, Summary of Significant Accounting Policies, for additional information on the adoption of ASU 2016-18.

Operating Metrics

•
Gross Billings. This metric represents the total dollar value of customer purchases of goods and services. The substantial majority of our service revenue transactions is comprised of sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party merchant who will provide the related goods or services. For these transactions, gross billings differs from revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For product revenue transactions, gross billings are equivalent to product revenue reported in our consolidated statements of operations. This metric is an indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings on service revenue transactions also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants. However, management is primarily focused on optimizing the business for long-term gross profit and adjusted EBITDA growth, rather than gross billings or revenue growth.

•
Active customers. We define active customers as unique user accounts that have made a purchase during the trailing twelve months ("TTM") either through one of our online marketplaces or directly with a merchant for which we earned a commission. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our offerings is trending. Some customers could establish and make purchases from more than one account, so it is possible that our active customer metric may count certain customers more than once in a given period. For entities that we have acquired in a business combination, this metric includes active customers of the acquired entity, including customers who made purchases prior to the acquisition. We do not include consumers who solely make purchases with retailers using digital coupons accessed through our websites and mobile applications in our active customer metric, and accordingly, the acquisition of Cloud Savings in April 2018 did not impact that metric.

Our active customer metric for the year ended December 31, 2018 declined from the year ended December 31, 2017. For the year ended December 31, 2017, our active customers increased compared with the year ended December 31, 2016. The decline in the current year is primarily attributable to a decline in traffic to our websites and mobile applications, as well as our efforts to improve the efficiency of our marketing spend by focusing that spend on customers who we believe will have higher long-term value. That strategy has resulted in lower marketing spend on less valuable customers, particularly in North America, which has adversely impacted our active customer metric. We expect the trend of declining active customers in North America to continue in 2019 due to ongoing traffic declines and our continued focus on attracting and retaining high-quality customers.

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

For the year ended December 31, 2018, our total units sold declined by 8.8%, as compared with the prior year, reflecting unit declines in our North America segment, partially offset by unit growth in our International segment. For the year ended December 31, 2017, our total units sold declined by 3.4%, as compared with the year ended December 31, 2016. The decline in total units sold in the current year was attributable to fewer active customers and lower frequency of purchases by these customers. We expect that trend to continue into 2019.

Our gross billings for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Gross Billings	$5,202,814	$5,645,898	$5,687,714
Our active customers, gross billings per active customer and gross profit per active customer for the TTM ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
TTM Active customers (in thousands)	48,159	49,536	47,881
TTM Gross billings per active customer	$108.03	$113.98	$118.79
TTM Gross profit per active customer	$27.42	$26.93	$26.75

(1)
TTM Gross billings per active customer have been updated from $115.91 and $124.26 previously reported for the TTM ended December 31, 2017 and 2016, and TTM Gross profit per active customer has been updated from $27.38 and $27.98 previously reported for the year ended December 31, 2017 and 2016 due to the change in the calculation discussed above.

Our units for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Units	172,305	188,905	195,646
Factors Affecting Our Performance
Attracting and Retaining Local Merchants. As we seek to build a more complete online local commerce marketplace platform, we depend on our ability to attract and retain merchants who are willing to offer discounted products and services through our marketplaces. Additionally, merchants can generally withdraw their offerings from our marketplaces at any time and their willingness to continue offering products and services through our platform depends on the effectiveness of our marketing and promotional services. We primarily source the deal offerings available on our marketplaces through our sales teams, which comprise a significant portion of our global employee base. We have also entered into commercial agreements with third parties that enable us to feature additional merchant offerings through our marketplaces. We continue to focus much of our sales efforts on sourcing local deal offerings in subcategories that we believe provide us with the best opportunities for high frequency customer purchase behavior. In connection with our efforts to grow our offerings in those high frequency subcategories, which include health, beauty and wellness, events and activities, and food and drink, we may be willing to offer more attractive terms to local merchants that could reduce our deal margins in future periods.
Growing our Active Customer Base and Customer Value. We must acquire and retain customers that we expect to have long-term value, and increase gross profit per customer in order to grow our business. Our marketing spending is intended to attract and retain active customers and to promote increased purchase frequency. We have made enhancements to our customer segmentation in recent periods that are intended to better focus our marketing efforts on customers that we believe have a greater potential for long-term gross profit generation. In addition to online marketing, such as search engine marketing ("SEM"), our marketing spending includes investments in offline campaigns intended to increase customer awareness and understanding of the Groupon brand and our product and service offerings. Additionally, we consider order discounts and certain other initiatives to drive customer acquisition and activation to be marketing-related activities, even though such activities may not be presented as marketing expenses in our consolidated statements of operations. The organic traffic to our websites and mobile applications from consumers responding to our emails has declined in recent years, such that an increasing proportion of our traffic is generated from SEM and other paid marketing channels. More recently, we have also experienced declines from other sources of organic traffic, such as search engine optimization ("SEO"). As such, we are focused on developing sources of organic traffic other than email and optimizing the efficiency of our marketing spending, which is primarily guided by return on investment thresholds that are currently based on expected months-to-payback targets ranging from 12 to 18 months. Additionally, our product and supply initiatives are intended to increase the rates at which visitors to our websites and mobile applications complete a purchase.
Investing in Growth. We have invested significantly in product and technology enhancements intended to support the growth of our online marketplaces and we intend to continue to do so in the future. We have also invested in business acquisitions to grow our merchant and customer base and advance our product and technology capabilities. We are currently developing and testing a number of product enhancements intended to make our offerings easier to use for both customers and merchants, including voucherless cash back offers linked to customer credit cards and functionality enabling appointment booking at the time an offering is purchased. We believe that those initiatives may be important drivers for increasing customer purchase frequency and growing our business over time. We are currently focusing our efforts on growing customer awareness of those products and scaling the related merchant base. As such, our gross profit and operating income may be adversely impacted in the near term as we focus more of our marketing initiatives and related efforts on early stage voucherless cash back offerings. Additionally, our cash back offers linked to customer credit cards involve collecting a net fee from the merchant, rather than selling a voucher to the customer and then remitting a portion of the proceeds to the merchant. As we report sales of vouchers to customers as gross billings, the growth of voucherless cash back transactions in future periods could adversely impact our gross billings trends. Mobile consumers, particularly those accessing our marketplaces through the mobile web, generally complete purchases at a lower rate and at lower average transaction prices than consumers accessing our marketplaces through desktop computers. As a substantial majority of our traffic comes from consumers on mobile devices, we are focused on improving the mobile experience in order to increase purchase rates. Our initiatives to improve the mobile experience include improving page speeds, enhancing our relevance algorithms, streamlining the checkout process and redirecting mobile web consumers to our mobile applications.
Managing Operating Efficiency. We are focused on effectively managing our cost structure as we seek to generate and grow our profitability in future periods. From 2015 through 2017, we reduced the global footprint of our operations from 47 countries to 15 countries. Additionally, we significantly reduced our global workforce over that period as a result of our restructuring actions. Those restructuring actions and our continuing efforts to automate internal processes have allowed us to centralize many of our back office activities in lower cost shared service centers resulting in significant reductions in our selling, general and administrative expenses in recent periods. We have primarily used those savings to invest in marketing and product enhancements intended to drive the long-term growth of our business. We intend to continue to focus on maintaining operating efficiency.
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
Comparison of the Years Ended December 31, 2018 and 2017:
Gross billings for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Gross billings:
Service	$3,771,555	$4,068,473	$(296,918)	(7.3)%
Product	1,431,259	1,577,425	(146,166)	(9.3)
Total gross billings	$5,202,814	$5,645,898	$(443,084)	(7.8)
The effect on our gross billings for the year ended December 31, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Year Ended December 31, 2018
	At Avg. 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$5,147,297	$55,517	$5,202,814

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Gross Billings by Segment
Gross billings by segment for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
North America
Service gross billings:
Local	$2,161,192	$2,415,243	$(254,051)	(10.5)%
Travel	352,247	404,523	(52,276)	(12.9)
Goods	113,863	114,638	(775)	(0.7)
Product gross billings - Goods	796,393	993,326	(196,933)	(19.8)
Total North America gross billings	3,423,695	3,927,730	(504,035)	(12.8)

International
Service gross billings:
Local	865,271	812,785	52,486	6.5
Travel	207,490	208,645	(1,155)	(0.6)
Goods	71,492	112,639	(41,147)	(36.5)
Product gross billings - Goods	634,866	584,099	50,767	8.7
Total International gross billings	1,779,119	1,718,168	60,951	3.5
Total gross billings	$5,202,814	$5,645,898	$(443,084)	(7.8)
The percentages of gross billings by segment for the years ended December 31, 2018 and 2017 were as follows:

2018	2017

North America	International
North America
North America gross billings for the year ended December 31, 2018 decreased $504.0 million from the prior year due to a decline in each of our Local, Goods and Travel categories. The primary drivers of the decline included the following:

•	Lower customer traffic, primarily from organic traffic sources;

•
Our shift of customer impressions from traditional voucher offerings with food and drink merchants towards voucherless cash-back offerings as we seek to enhance convenience for our customers. While we believe that voucherless cash-back offerings have the potential to ultimately drive long-term gross profit growth, the shift away from traditional food and drink vouchers is adversely impacting our gross billings in the near term;

•
Our ongoing focus on optimizing for long-term gross profit generation rather than gross billings growth has resulted in merchandising and product mix decisions that have adversely impacted transaction volume and gross billings from our Goods category;

•	We ceased most of our food delivery operations in the third quarter 2017, which resulted in a $45.9 million decrease in Local gross billings as compared with the prior year period; and

•
A $25.5 million unfavorable impact on gross billings for the year ended December 31, 2018 as a result of adopting Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("Topic 606") as compared with previous accounting guidance. See Item 8, Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.

The above drivers adversely impacted gross billings per active customer, which was $111.96 for the year ended December 31, 2018, as compared with $120.04 in the prior year period, and total units sold, which decreased to 111.4 million for the year ended December 31, 2018, as compared with 129.2 million units in the prior year period.
International
International gross billings increased $61.0 million in 2018, primarily due to a $55.5 million benefit from year-over-year changes in foreign currency rates, higher transaction volume driven in part by our customer acquisition and the expansion of our digital coupons offerings through our acquisition of Cloud Savings. These increases were partially offset by the impact of pricing and promotional strategies on our international gross billings per unit.
In addition, there was a $2.0 million unfavorable impact on gross billings for the year ended December 31, 2018 as a result of adopting Topic 606 as compared with previous accounting guidance. See Item 8, Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
Comparison of the Years Ended December 31, 2017 and 2016
Gross billings for the years ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Gross billings:
Service	$4,068,473	$3,880,540	$187,933	4.8%
Product	1,577,425	1,807,174	(229,749)	(12.7)
Total gross billings	$5,645,898	$5,687,714	$(41,816)	(0.7)
The effect on our gross billings for the year ended December 31, 2017 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Year Ended December 31, 2017
	At Avg. 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$5,619,119	$26,779	$5,645,898

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Gross Billings by Segment
Gross billings by segment for the years ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
North America
Service gross billings:
Local	$2,415,243	$2,203,514	$211,729	9.6%
Travel	404,523	392,401	12,122	3.1
Goods	114,638	42,696	71,942	168.5
Product gross billings - Goods	993,326	1,297,810	(304,484)	(23.5)
Total North America gross billings	3,927,730	3,936,421	(8,691)	(0.2)

International
Service gross billings:
Local	812,785	802,403	10,382	1.3
Travel	208,645	239,195	(30,550)	(12.8)
Goods	112,639	200,331	(87,692)	(43.8)
Product gross billings - Goods	584,099	509,364	74,735	14.7
Total International gross billings	1,718,168	1,751,293	(33,125)	(1.9)
Total gross billings	$5,645,898	$5,687,714	$(41,816)	(0.7)
The percentages of gross billings by segment for the years ended December 31, 2017 and 2016 were as follows:

2017	2016

North America	International
North America
North America gross billings for the year ended December 31, 2017 were relatively flat with the prior year, as the decrease in our Goods category was largely offset by increases in our Local category and, to a lesser extent, our Travel category. The primary drivers of the fluctuations included the following:

•
We shifted the focus on our websites and mobile applications toward offerings with higher gross profit in connection with our efforts to drive gross profit growth, which contributed to a decrease in Goods gross billings and an increase in Local gross billings; and

•
LivingSocial, which we acquired during the fourth quarter of 2016, generated incremental gross billings of $75.7 million in Local, $12.8 million in Goods and $11.7 million in Travel for the full year ended December 31, 2017, as compared with the gross billings generated during the two-month period following its acquisition in the prior year.

Gross billings per active customer decreased to $120.04 for the year ended December 31, 2017, as compared with $126.47 in the corresponding prior year period. Additionally, the total number of units sold decreased to 129.2 million units for the year ended December 31, 2017, as compared with 132.6 million units in the prior year period.
International
International gross billings decreased $33.1 million during the year ended December 31, 2017, due to a decline in our Travel and Goods categories, partially offset by an increase in our Local category. The primary drivers of the decline included the following:

•
We shifted the focus on our websites and mobile applications toward higher gross profit offerings in connection with our efforts to drive gross profit growth, which contributed to a decrease in Goods and Travel gross billings and an increase in Local gross billings; and

•
We substantially eliminated Goods offerings from our marketplaces in Japan and Poland in connection with our efforts to de-emphasize lower margin product offerings, which resulted in a $13.0 million year-over-year reduction in Goods gross billings.

There was a $26.4 million favorable impact on international gross billings from year-over-year changes in foreign currency rates that partially offset the decline.
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
Comparison of the Years Ended December 31, 2018 and 2017:
Revenue for the years ended December 31, 2018 and 2017 was as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenue:
Service	$1,205,487	$1,266,452	$(60,965)	(4.8)%
Product	1,431,259	1,577,425	(146,166)	(9.3)
Total revenue	$2,636,746	$2,843,877	$(207,131)	(7.3)
The effect on revenue for the year ended December 31, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Year Ended December 31, 2018
	At Avg. 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Revenue	$2,603,611	$33,135	$2,636,746

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Revenue by Segment
Revenue by category and segment for the years ended December 31, 2018 and 2017 was as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
North America
Service revenue:
Local	$752,863	$825,579	$(72,716)	(8.8)%
Travel	71,856	78,495	(6,639)	(8.5)
Goods	18,283	16,768	1,515	9.0
Product revenue - Goods	796,393	993,326	(196,933)	(19.8)
Total North America revenue	1,639,395	1,914,168	(274,773)	(14.4)

International
Service revenue:
Local	306,700	281,466	25,234	9.0
Travel	41,183	43,786	(2,603)	(5.9)
Goods	14,602	20,358	(5,756)	(28.3)
Product revenue - Goods	634,866	584,099	50,767	8.7
Total International revenue	997,351	929,709	67,642	7.3
Total revenue	$2,636,746	$2,843,877	$(207,131)	(7.3)
The percentages of revenue by segment for the years ended December 31, 2018 and 2017 were as follows:

2018	2017

North America	International

The percentages of service gross billings that we retained after deducting the merchant's share for the years ended December 31, 2018 and 2017 were as follows:

North America	International

North America
North America revenue decreased $274.8 million for the year ended December 31, 2018 due primarily to decreases of $72.7 million and $195.4 million in our Local and Goods categories, respectively. The decreases were driven primarily by the decline in transaction volume and gross billings, as discussed above.
In addition, for the year ended December 31, 2018, there was a $2.4 million favorable impact on revenue as a result of adopting Topic 606 as compared with previous accounting guidance. See Item 8, Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on our accounting policies.
International
International revenue increased $67.6 million for the year ended December 31, 2018 driven primarily by the following:

•	a $33.1 million favorable impact from year-over-year changes in foreign exchange rates;

•	a shift in our Goods category mix from service revenue transactions, which are reported on a net basis, toward product revenue transactions, which are reported on a gross basis;

•	higher transaction volume driven in part by our customer acquisition; and

•	the expansion of our digital coupons offerings primarily through our acquisition of Cloud Savings; partially offset by

•	the impact of pricing and promotional strategies and shift in mix of offerings sold.
In addition, there was a $2.9 million unfavorable impact on revenue for the year ended December 31, 2018 as a result of adopting Topic 606 as compared with previous accounting guidance. See Item 8, Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue Recognition, for additional information on the impact of adopting the ASU and its related amendments on our accounting policies.

Comparison of the Years Ended December 31, 2017 and 2016:
Revenue for the years ended December 31, 2017 and 2016 was as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenue:
Service	$1,266,452	$1,206,441	$60,011	5.0%
Product	1,577,425	1,807,174	(229,749)	(12.7)
Total revenue	$2,843,877	$3,013,615	$(169,738)	(5.6)
The effect on revenue for the year ended December 31, 2017 from changes in exchange rates versus the U.S. dollar was as follows (dollars in thousands):

	Year Ended December 31, 2017
	At Avg. 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
Revenue	$2,825,004	$18,873	$2,843,877

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Revenue by Segment
Revenue by category and segment for the years ended December 31, 2017 and 2016 was as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
North America
Service revenue:
Local	$825,579	$762,314	$63,265	8.3%
Travel	78,495	82,577	(4,082)	(4.9)
Goods	16,768	9,068	7,700	84.9
Product revenue - Goods	993,326	1,297,810	(304,484)	(23.5)
Total North America revenue	1,914,168	2,151,769	(237,601)	(11.0)

International
Service revenue:
Local	281,466	270,045	11,421	4.2
Travel	43,786	49,756	(5,970)	(12.0)
Goods	20,358	32,681	(12,323)	(37.7)
Product revenue - Goods	584,099	509,364	74,735	14.7
Total International revenue	929,709	861,846	67,863	7.9
Total revenue	$2,843,877	$3,013,615	$(169,738)	(5.6)

The percentages of revenue by segment for the years ended December 31, 2017 and 2016 were as follows:

2017	2016

North America	International
The percentages of service gross billings that we retained after deducting the merchant's share for the years ended December 31, 2017 and 2016 were as follows:

North America	International

North America
The decrease in North America segment revenue for the year ended December 31, 2017 reflects a $296.8 million decrease in our Goods category. As discussed above, we were increasingly focusing the business on initiatives that were intended to optimize for gross profit to a greater extent than revenue, particularly in our North America segment, including shifting more of the focus on our websites and mobile applications toward offerings in our Local category.
The decrease in revenue in our Goods category was partially offset by a $63.3 million increase in our Local category, which was primarily attributable to the increases in Local gross billings, as discussed above. Additionally, there was a $5.5 million increase in breakage revenue from customer credits and gift cards for the year ended December 31, 2017, as compared with the prior year.
The percentage of gross billings that we retained after deducting the merchant’s share on service revenue transactions was 31.4%, as compared with 32.4% in the prior year period. The percentage of gross billings that we retain after deducting the merchant's share reflects the overall results of individual deal-by-deal negotiations with merchants and can vary significantly from period-to-period.
LivingSocial, which we acquired during the fourth quarter 2016, generated incremental revenue of $32.0 million in Local, $10.9 million in Goods and $1.0 million in Travel for the full year ended December 31, 2017, as compared with the revenue generated during the two-month period following its acquisition in the prior year.

International
International segment revenue increased $67.9 million for the year ended December 31, 2017, with a $62.4 million increase in our Goods category and an $11.4 million increase in our Local category, partially offset by a $6.0 million decrease in our Travel category. The primary drivers are the following:

•	a shift in our Goods category mix from service revenue transactions, which are reported on a net basis, toward product revenue transactions, which are reported on a gross basis;

•	a $19.0 million favorable impact from year-over-year changes in foreign exchange rates;

•	an increase in our Local category due to growth in revenue from our digital coupons offerings; and

•	changes in Local and Travel gross billings, as discussed above.
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
Comparison of the Years Ended December 31, 2018 and 2017:
Cost of revenue for the years ended December 31, 2018 and 2017 was as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Cost of revenue:
Service	$120,077	$160,810	$(40,733)	(25.3)%
Product	1,196,068	1,349,206	(153,138)	(11.4)
Total cost of revenue	$1,316,145	$1,510,016	$(193,871)	(12.8)
The effect on cost of revenue for the year ended December 31, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Year Ended December 31, 2018
	At Avg. 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Cost of revenue	$1,296,296	$19,849	$1,316,145

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Cost of Revenue by Segment
Cost of revenue by category and segment for the years ended December 31, 2018 and 2017 was as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
North America
Service cost of revenue:
Local	$81,511	$117,006	$(35,495)	(30.3)%
Travel	13,911	17,901	(3,990)	(22.3)
Goods	2,981	3,839	(858)	(22.3)
Product cost of revenue - Goods	650,308	847,744	(197,436)	(23.3)
Total North America cost of revenue	748,711	986,490	(237,779)	(24.1)

International
Service cost of revenue:
Local	17,273	16,118	1,155	7.2
Travel	3,051	3,498	(447)	(12.8)
Goods	1,350	2,448	(1,098)	(44.9)
Product cost of revenue - Goods	545,760	501,462	44,298	8.8
Total International cost of revenue	567,434	523,526	43,908	8.4
Total cost of revenue	$1,316,145	$1,510,016	$(193,871)	(12.8)
The percentages of cost of revenue by segment for the years ended December 31, 2018 and 2017 were as follows:

2018	2017

North America	International
North America
North America cost of revenue decreased $237.8 million for the year ended December 31, 2018 due primarily to the decrease in transaction volume and gross billings for our Local and Goods categories as described above, our optimization of shipping and fulfillment costs, and a favorable impact of $25.4 million as a result of adopting Topic 606. See Item 8, Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.

International
International cost of revenue increased $43.9 million for the year ended December 31, 2018 due primarily to a shift in our Goods category mix from service revenue transactions, which are reported on a net basis, toward product revenue transactions, which are reported on a gross basis, and a $19.9 million unfavorable impact from year-over-year changes in foreign exchange rates.
Comparison of the Years Ended December 31, 2017 and 2016:
Cost of revenue for the years ended December 31, 2017 and 2016 was as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Cost of revenue:
Service	$160,810	$150,031	$10,779	7.2
Product	1,349,206	1,582,931	(233,725)	(14.8)
Total cost of revenue	$1,510,016	$1,732,962	$(222,946)	(12.9)
The effect on cost of revenue for the year ended December 31, 2017 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Year Ended December 31, 2017
	At Avg. 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
Cost of revenue	$1,496,302	$13,714	$1,510,016

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Cost of Revenue by Segment
Cost of revenue by category and segment for the years ended December 31, 2017 and 2016 was as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
North America
Service cost of revenue:
Local	$117,006	$101,331	$15,675	15.5%
Travel	17,901	18,222	(321)	(1.8)
Goods	3,839	1,598	2,241	140.2
Product cost of revenue - Goods	847,744	1,145,071	(297,327)	(26.0)
Total North America cost of revenue	986,490	1,266,222	(279,732)	(22.1)

International
Service cost of revenue:
Local	16,118	19,610	(3,492)	(17.8)
Travel	3,498	4,565	(1,067)	(23.4)
Goods	2,448	4,705	(2,257)	(48.0)
Product cost of revenue - Goods	501,462	437,860	63,602	14.5
Total International cost of revenue	523,526	466,740	56,786	12.2
Total cost of revenue	$1,510,016	$1,732,962	$(222,946)	(12.9)
The percentages of cost of revenue by segment for the years ended December 31, 2017 and 2016 were as follows:

2017	2016

North America	International
North America
The decrease in North America cost of revenue for the year ended December 31, 2017 was primarily attributable to the decrease in product revenue and an increase in margins in that category.
International
International cost of revenue increased $56.8 million for the year ended December 31, 2017 due primarily to the growth in product revenue and a $13.7 million unfavorable impact from year-over-year changes in foreign exchange rates.

Gross Profit
Comparison of the Years Ended December 31, 2018 and 2017:
Gross profit for the years ended December 31, 2018 and 2017 was as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Gross profit:
Service	$1,085,410	$1,105,642	$(20,232)	(1.8)%
Product	235,191	228,219	6,972	3.1
Total gross profit	$1,320,601	$1,333,861	$(13,260)	(1.0)
The effect on gross profit for the year ended December 31, 2018 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Year Ended December 31, 2018
	At Avg. 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross profit	1,307,315	13,286	$1,320,601

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Gross Profit by Segment
Gross profit by category and segment for the years ended December 31, 2018 and 2017 was as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
North America
Service gross profit:
Local	$671,352	$708,573	$(37,221)	(5.3)%
Travel	57,945	60,594	(2,649)	(4.4)
Goods	15,302	12,929	2,373	18.4
Product gross profit - Goods	146,085	145,582	503	0.3
Total North America gross profit	890,684	927,678	(36,994)	(4.0)

International
Service gross profit:
Local	289,427	265,348	24,079	9.1
Travel	38,132	40,288	(2,156)	(5.4)
Goods	13,252	17,910	(4,658)	(26.0)
Product gross profit - Goods	89,106	82,637	6,469	7.8
Total International gross profit	429,917	406,183	23,734	5.8
Total gross profit	$1,320,601	$1,333,861	$(13,260)	(1.0)
The percentages of gross profit by segment for the years ended December 31, 2018 and 2017 were as follows:

2018	2017

North America	International
North America
The decrease in North America gross profit for the year ended December 31, 2018 reflects a decline in revenue, as discussed above, which was partially offset by cost of revenue leverage driven by our optimization of shipping and fulfillment costs.
In addition, for the year ended December 31, 2018, there was a $27.8 million favorable impact on gross profit as a result of adopting Topic 606 as compared with previous accounting guidance. This favorability was primarily driven by the change in the timing of recognition of variable consideration for unredeemed vouchers. Beginning in the third quarter of 2017, we began to increasingly use pay-on-redemption terms for merchants in North America. As we expect to continue to shift toward pay-on-redemption terms going forward, we expect that the change to recognize estimated variable consideration at the time of sale under Topic 606 will drive further increases to North America gross profit in

2019. See Item 8, Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
International
The increase in International gross profit for the year ended December 31, 2018 was primarily attributable to the following:

•	a $13.3 million favorable impact from year-over-year changes in foreign exchange rates;

•	higher transaction volume driven in part by our customer acquisition; and

•	the expansion of our digital coupons offerings primarily through our acquisition of Cloud Savings; partially offset by

•	the impact of pricing and promotional strategies; and

•
a $2.9 million unfavorable impact on gross profit for the year ended December 31, 2018 as a result of adopting Topic 606. See Item 8, Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.

Comparison of the Years Ended December 31, 2017 and 2016:
Gross profit for the years ended December 31, 2017 and 2016 was as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Gross profit:
Service	$1,105,642	$1,056,410	$49,232	4.7%
Product	228,219	224,243	3,976	1.8
Total gross profit	$1,333,861	$1,280,653	$53,208	4.2
The effect on gross profit for the year ended December 31, 2017 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Year Ended December 31, 2017
	At Avg. 2016 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross profit	$1,328,702	$5,159	$1,333,861

(1)	Represents the financial statement balance that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Gross Profit by Segment
Gross profit by category and segment for the years ended December 31, 2017 and 2016 was as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
North America
Service gross profit:
Local	$708,573	$660,983	$47,590	7.2%
Travel	60,594	64,355	(3,761)	(5.8)
Goods	12,929	7,470	5,459	73.1
Product gross profit - Goods	145,582	152,739	(7,157)	(4.7)
Total North America gross profit	927,678	885,547	42,131	4.8

International
Service gross profit:
Local	265,348	250,435	14,913	6.0
Travel	40,288	45,191	(4,903)	(10.8)
Goods	17,910	27,976	(10,066)	(36.0)
Product gross profit - Goods	82,637	71,504	11,133	15.6
Total International gross profit	406,183	395,106	11,077	2.8
Total gross profit	$1,333,861	$1,280,653	$53,208	4.2
The percentages of gross profit by segment for the years ended December 31, 2017 and 2016 were as follows:

2017	2016

North America	International
North America
The increase in North America gross profit for the year ended December 31, 2017 reflects a $47.6 million increase in gross profit from our Local category, which was attributable to the increase in service revenue from our Local category, as discussed above.
Gross profit from product revenue transactions declined by 4.7%, as compared with the 23.5% decrease in revenue from those transactions. That difference was attributable to increased gross margins on product revenue transactions, which were 14.7% in 2017 as compared with 11.8% in the prior year. That improvement resulted from our ongoing efforts to de-emphasize lower gross profit product offerings and reduce our shipping and fulfillment costs.

International
The increase in International gross profit for the year ended December 31, 2017 reflects an increase in service revenue transactions from our Local category, as discussed above, and a $5.3 million favorable impact from year-over-year changes in foreign exchange rates.
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
Comparison of the Years Ended December 31, 2018 and 2017:
Marketing expense by segment as a percentage of gross profit for the years ended December 31, 2018 and 2017 was as follows (dollars in thousands):

	Year Ended December 31,
	2018	% of Gross Profit	2017	% of Gross Profit	$ Change	% Change
North America	$273,787	30.7%	$299,454	32.3%	$(25,667)	(8.6)%
International	121,950	28.4	101,464	25.0	20,486	20.2
Total marketing	$395,737	30.0	$400,918	30.1	$(5,181)	(1.3)
The percentages of marketing expense by segment for the years ended December 31, 2018 and 2017 were as follows:

2018	2017

North America	International
North America
North America marketing expense and marketing expense as a percentage of gross profit for the year ended December 31, 2018 decreased from the prior year period as we leveraged improved marketing analytics to drive efficiency in our marketing spend and maximize the lifetime value of our customer base.
International
International marketing expense and marketing expense as a percentage of gross profit for the year ended December 31, 2018 increased year-over-year, driven primarily by our ongoing marketing investments to drive customer acquisition in our international markets. In addition, marketing expense increased $4.2 million due to an unfavorable impact from year-over-year changes in foreign exchange rates.
Comparison of the Years Ended December 31, 2017 and 2016:
Marketing expense by segment as a percentage of gross profit for the years ended December 31, 2017 and 2016 was as follows (dollars in thousands):

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
International
The increase in International segment marketing expense and marketing expense as a percentage of gross profit for the year ended December 31, 2017 was primarily attributable to our ongoing strategic initiative to drive customer growth. In addition, marketing expense increased $2.2 million due to an unfavorable impact from year-over-year changes in foreign exchange rates.
Selling, General, and Administrative
Selling expenses reported within Selling, general and administrative ("SG&A") on the consolidated statements of operations consist of sales commissions and other compensation expenses for sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses include compensation expense for employees involved in customer service, operations, technology and product development, as well as general corporate functions, such as finance, legal and human resources. Additional costs included in general and administrative include depreciation and amortization, rent, professional fees, litigation costs, travel and entertainment, recruiting, office supplies, maintenance, certain technology costs and other general corporate costs. We evaluate SG&A expense as a percentage of gross profit because it gives us an indication of our operating efficiency.
Comparison of the Years Ended December 31, 2018 and 2017:
SG&A as a percentage of gross profit for the years ended December 31, 2018 and 2017 was as follows (in thousands):

	Year Ended December 31,
	2018	% of Gross Profit	2017	% of Gross Profit	$ Change	% Change
Selling, general and administrative	$870,961	66.0%	$901,829	67.6%	$(30,868)	(3.4)%

The decrease in SG&A and SG&A as a percentage of gross profit for the year ended December 31, 2018 as compared with the prior year period was primarily due to the following:

•	a $31.4 million decrease in compensation-related costs, including variable compensation; and

•	decreases in facilities costs, systems costs, and other general expenses; partially offset by

•	the expense related to our patent litigation with IBM of $34.6 million, as described in Item 8, Note 10, Commitments and Contingencies; and

•	a $9.7 million unfavorable impact from year-over-year changes in foreign currency exchange rates.
Comparison of the Years Ended December 31, 2017 and 2016:
SG&A as a percentage of gross profit for the years ended December 31, 2017 and 2016 was as follows (dollars in thousands):

	Year Ended December 31,
	2017	% of Gross Profit	2016	% of Gross Profit	$ Change	% Change
Selling, general and administrative	$901,829	67.6%	$999,677	78.1%	$(97,848)	(9.8)%
The decrease in SG&A and SG&A as a percentage of gross profit was primarily attributable to our efforts to improve our cost structure, including a $62.8 million decrease in compensation-related costs, primarily due to headcount reductions as part of our restructuring plan, as well as decreases in facilities costs, systems costs, and other general expenses and a $0.2 million favorable impact from year-over-year changes in foreign currency exchange rates.
Restructuring Charges
Restructuring charges represent severance and benefit costs for workforce reductions, impairments of long-lived assets and other exit costs resulting from our restructuring activities. See Item 8, Note 14, Restructuring, for information about our restructuring plan.
Gain on Sale of Intangible Assets
During the third quarter of 2017, we sold customer lists and other intangible assets in certain food delivery markets to Grubhub Inc., resulting in a gain of $17.1 million. See Item 8, Note 6, Goodwill and Other Intangible Assets, for additional information.
Gains on Business Dispositions
During the year ended December 31, 2016, we sold our subsidiaries in Russia and Indonesia, and our point of sale business, Breadcrumb, resulting in a gain of $11.4 million. See Item 8, Note 3, Discontinued Operations and Other Business Dispositions, for additional information.
The financial results of those entities are presented within income from continuing operations in the accompanying consolidated financial statements through their respective disposition dates. Those financial results were not material for the year ended December 31, 2016.

Income (Loss) from Operations
Comparison of the Years Ended December 31, 2018 and 2017:
Income (loss) from operations for the years ended December 31, 2018 and 2017 was as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
North America	$19,909	$(45)	$19,954	NM
International	34,130	29,480	4,650	15.8
Income (loss) from operations	$54,039	$29,435	$24,604	83.6
North America
The improvement in our income (loss) from operations was attributable to a $36.6 million decrease in SG&A costs, a $25.7 million decrease in marketing expense, and an $11.8 million decrease in restructuring costs, partially offset by a $37.0 million decrease in gross profit and a $17.1 million decrease in gains from the sale of intangible assets.
Income (loss) from operations includes stock-based compensation of $59.7 million and $76.1 million for the years ended December 31, 2018 and 2017.
For the year ended December 31, 2018, there was a $27.0 million favorable impact on income (loss) from operations as a result of adopting Topic 606 as compared with previous accounting guidance. See Item 8, Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
International
The increase in our income from operations was primarily attributable to a $23.7 million increase in gross profit and a $7.1 million decrease in restructuring costs, partially offset by a $20.5 million increase in marketing expense and a $5.7 million increase in SG&A.
Income (loss) from operations includes stock-based compensation of $5.0 million and $5.7 million for the years ended December 31, 2018 and 2017.
For the year ended December 31, 2018, there was a $2.7 million favorable impact on income (loss) from operations as a result of adopting Topic 606 as compared with previous accounting guidance. See Item 8, Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue Recognition, for additional information on the impact of adopting Topic 606 and its related amendments on our accounting policies.
Comparison of the Years Ended December 31, 2017 and 2016:
Income (loss) from operations for the years ended December 31, 2017 and 2016 was as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
North America	$(45)	$(85,423)	$85,378	99.9%
International	29,480	(14,815)	44,295	299.0
Income (loss) from operations	$29,435	$(100,238)	$129,673	129.4

North America
The improvement in our income (loss) from operations was attributable to a $62.0 million decrease in SG&A, a $42.1 million increase in gross profit and a $17.1 million gain from the sale of customer lists and other intangible assets in certain food delivery markets. See Item 8, Note 6, Goodwill and Other Intangible Assets, for additional information. The reduction in our loss from operations was partially offset by a $36.2 million increase in marketing expense.
Income (loss) from operations includes $76.1 million and $104.7 million of stock-based compensation for the years ended December 31, 2017 and 2016.
International
The improvement in our income (loss) from operations was primarily attributable to a $35.8 million decrease in SG&A, a $21.6 million decrease in restructuring charges and an $11.1 million increase in gross profit. Those items were partially offset by a $12.5 million increase in marketing expense and an $11.4 million decrease in gains on business dispositions.
Income (loss) from operations includes $5.7 million and $9.5 million of stock-based compensation for the years ended December 31, 2017 and 2016.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Comparison of the Years Ended December 31, 2018 and 2017:
Other income (expense), net for the years ended December 31, 2018 and 2017 was as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Other income (expense), net	$(53,008)	$6,710	$(59,718)	(890.0)%
Other income (expense), net for the year ended December 31, 2018 primarily consisted of the following:

•	$21.9 million of interest expense primarily related to interest on our convertible notes;

•
$20.3 million in foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. Those losses were driven by the depreciation of the Euro against the U.S. dollar from December 31, 2017 to December 31, 2018;

•	$10.2 million of impairments of minority investments. See Item 8, Note 7, Investments, for additional information; and

•	$9.1 million of losses on fair value option investments. See Item 8, Note 7, Investments, for additional information.
Those items were partially offset by $6.4 million in interest income and a $2.4 million gain on an embedded derivative related to an available-for-sale security.
Other income (expense), net for the year ended December 31, 2017 primarily consisted of the following:

•
$18.6 million in net foreign currency gains, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies. Those gains were driven by the appreciation of the Euro against the U.S. dollar from December 31, 2016 to December 31, 2017; and

•	a $7.6 million gain on the sale of an investment. See Item 8, Note 7, Investments, for additional information.

Those items were partially offset by $20.7 million of interest expense primarily related to interest on our convertible notes.
Comparison of the Years Ended December 31, 2017 and 2016:
Other income (expense), net for the years ended December 31, 2017 and 2016 was as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Other income (expense), net	$6,710	$(71,289)	$77,999	109.4%
Other income (expense), net for the year ended December 31, 2017 primarily consisted of the following:

•	$18.6 million in net foreign currency gains, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies; and

•	$7.6 million gain on the sale of an investment. See Item 8, Note 7, Investments, for additional information.
Those items were partially offset by $20.7 million of interest expense primarily related to interest on our convertible notes.
Other income (expense), net for the year ended December 31, 2016 primarily consisted of the following:

•	$48.1 million of losses on fair value option investments;

•	$15.9 million of interest expense primarily related to interest on our convertible notes; and

•	$6.9 million in foreign currency losses.
The losses on fair value option investments consisted of a $35.4 million loss from our investment in Monster Holdings LP and a $12.8 million loss from our investment in Nearbuy Pte Ltd. ("Nearbuy,"). See Item 8, Note 7, Investments, for additional information.
Provision (Benefit) for Income Taxes
Comparison of the Years Ended December 31, 2018 and 2017:
Provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 was as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Provision (benefit) for income taxes	$(957)	$7,544	$(8,501)	(112.7)%
Effective tax rate	(92.8)%	20.9%
Our U.S. Federal income tax rate was 21% for the year ended December 31, 2018 and was 35% for the year ended December 31, 2017. The primary factor impacting the effective tax rate for the year ended December 31, 2018 and 2017 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. The effective tax rate for year ended December 31, 2018 also reflected a $6.4 million income tax benefit resulting from the impact of adopting Topic 606 on intercompany activity in certain foreign jurisdictions. See Item 8, Note 15, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that my impact our business and results of operations in the future.

Comparison of the Years Ended December 31, 2017 and 2016:
Provision (benefit) for income taxes for the years ended December 31, 2017 and 2016 was as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Provision (benefit) for income taxes	$7,544	$(5,316)	$12,862	241.9%
Effective tax rate	20.9%	3.1%
The pretax losses incurred by our operations in jurisdictions that have valuation allowances against their net deferred tax assets, including the United States, was the primary factor impacting our effective tax rate for the years ended December 31, 2017 and 2016. See Item 8, Note 15, Income Taxes, for additional information.
Income (Loss) from Discontinued Operations
From November 2016 through March 2017, we exited our operations in 11 non-core countries and their results have been presented as discontinued operations for the years ended December 31, 2018, 2017 and 2016. See Item 8, Note 3, Discontinued Operations and Other Business Dispositions, for additional information about the dispositions and see Item 8, Note 10, Commitments and Contingencies, for information about indemnification obligations related to discontinued operations.
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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the years ended December 31, 2018, 2017 and 2016, special charges and credits included charges related to our restructuring plan. For the year ended December 31, 2018, special charges and credits also included a $34.6 million charge related to our patent litigation with IBM (see Item 8, Note 10, Commitments and Contingencies). For the year ended December 31, 2017, special charges and credits also included a $17.1 million credit related to the sale of intangible assets (see Item 8, Note 6, Goodwill and Other Intangible Assets). For the year ended December 31, 2016, special charges and credits also included gains from business dispositions of $11.4 million (see Item 8, Note 3,

Discontinued Operations and Other Business Dispositions). We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Income (loss) from continuing operations	$1,988	$28,601	$(166,209)
Adjustments:
Stock-based compensation (1)	64,821	80,950	109,523
Depreciation and amortization	115,828	137,827	135,909
Acquisition-related expense (benefit), net	655	48	5,650
Restructuring charges (1)	(136)	18,828	40,438
IBM patent litigation	34,600	—	—
Gain on sale of intangible assets	—	(17,149)	—
Gain on business dispositions	—	—	(11,399)
Other (income) expense, net (1)	53,008	(6,710)	71,289
Provision (benefit) for income taxes	(957)	7,544	(5,318)
Total adjustments	267,819	221,338	346,092
Adjusted EBITDA	$269,807	$249,939	$179,883

(1)
Represents stock-based compensation expense recorded within Selling, general and administrative, Cost of revenue and Marketing. Restructuring charges includes $0.8 million and $4.7 million of additional stock-based compensation for the years ended December 31, 2017 and 2016. Stock-based compensation recorded within Restructuring for the year ended December 31, 2018 was not material. Other income (expense), net includes $0.1 million, $0.2 million and $0.9 million of additional stock-based compensation for the year ended December 31, 2018, 2017 and 2016.

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
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, cash balances, which totaled $841.0 million as of December 31, 2018, and available borrowing capacity under our Amended and Restated Credit Agreement.

Our net cash flows from operating, investing and financing activities from continuing operations for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash provided by (used in):
Operating activities (1)	$190,855	$130,545	$130,245
Investing activities	(135,982)	(25,323)	(55,586)
Financing activities	(84,417)	(138,046)	(14,665)

(1)
Prior period net cash provided by operating activities from continuing operations has been updated from $137.5 million and $128.9 million previously reported for the years ended December 31, 2017 and 2016, to reflect the adoption of ASU 2016-18 on January 1, 2018. See Item 8, Note 2, Summary of Significant Accounting Policies, for additional information on the adoption of ASU 2016-18.

Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities from continuing operations, less purchases of property and equipment and capitalized software from continuing operations. Our free cash flow for the years ended December 31, 2018, 2017 and 2016 and reconciliations to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities from continuing operations (1)	$190,855	$130,545	$130,245
Purchases of property and equipment and capitalized software from continuing operations	(69,695)	(59,158)	(68,287)
Free cash flow	$121,160	$71,387	$61,958

(1)
Net cash provided by operating activities from continuing operations and free cash flow have been updated from $137.5 million and $78.3 million previously reported, for the year ended December 31, 2017, and from $128.9 million and $60.6 million previously reported, for the year ended December 31, 2016 to reflect the adoption of ASU 2016-18 on January 1, 2018. See Item 8, Note 2, Summary of Significant Accounting Policies, for additional information on the adoption of ASU 2016-18.

Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either based on a fixed payment schedule or upon the customer's redemption of the related voucher. For merchants on fixed payment terms, we remit payments on an ongoing basis, generally bi-weekly, throughout the term of the merchant's offering. For purchases of merchandise inventory, our supplier payment terms generally range from net 30 to net 60 days. We have primarily paid merchants on fixed payment terms in North America and upon voucher redemption internationally. In the third quarter 2017, we began to increase our use of redemption payment terms with our North America merchants and we expect that trend to continue.
Our cash balances fluctuate significantly throughout the year based on many variables, including gross billings growth rates, the timing of payments to merchants and suppliers, seasonality and the mix of transactions between Goods and Local. For example, we typically generate strong cash inflows during the fourth quarter holiday season, driven primarily by our Goods category, followed by significant cash outflows in the following period when payments are made to inventory suppliers. We are currently developing and testing voucherless offerings that are linked to customer credit cards. For our card-linked offerings, we offer cash back on customers' credit card statements based on qualifying purchases with participating merchants. For those offerings, we typically remit payment to a card brand network within two weeks of the qualifying purchase for the customer's cash back incentive and then we collect from the merchant both our commission and reimbursement for the customer's cash back incentive, usually on a monthly basis. The working capital impact of card-linked offerings is less favorable to us than voucher transactions, for which we collect payment from customers at the time of sale and remit payment to merchants at a later date. As such, we expect that our cash flows will initially be adversely impacted to the extent that card-linked offerings begin to scale in future periods.
For the year ended December 31, 2018, our net cash provided by operating activities from continuing operations was $190.9 million, as compared with our $2.0 million income from continuing operations. That difference was primarily attributable to $206.8 million of non-cash items, including depreciation and amortization and stock-based compensation. The difference between our net cash provided by operating activities and our income from continuing operations due to non-cash items was partially offset by an $17.9 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers and also includes $42.1 million of the payment to IBM related to the settlement of our patent litigation as described in Item 8, Note 10, Commitments and Contingencies.
For the year ended December 31, 2017, our net cash provided by operating activities from continuing operations was $130.5 million, as compared with a $28.6 million income from continuing operations. That difference was primarily attributable to $209.1 million of non-cash items, including depreciation and amortization, and stock-based compensation, and the gain on sale of intangible assets. The difference between net cash provided by operating activities and our income from continuing operations due to non-cash items was partially offset by an $107.1 million decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers and payments related to our restructuring activities.
For the year ended December 31, 2016, our net cash provided by operating activities from continuing operations was $130.2 million, as compared with a $166.2 million loss from continuing operations. That difference was primarily due to $289.1 million of non-cash items, including depreciation and amortization, stock-based compensation and losses from minority investments carried at fair value.
Our net cash used in investing activities from continuing operations was $136.0 million, $25.3 million and $55.6 million for the years ended December 31, 2018, 2017 and 2016. For the year ended December 31, 2018, our net cash used in investing activities from continuing operations included net cash paid for a business acquisition of $58.1 million, purchases of property and equipment and capitalized software of $69.7 million and net cash paid of $18.3 million for acquisitions of intangible assets, including $15.4 million related to the settlement of our IBM patent litigation as described in Item 8, Note 10, Commitments and Contingencies. For the year ended December 31, 2017, our net cash used in investing activities from continuing operations included purchases of property and equipment and capitalized software of $59.2 million, proceeds of $18.3 million from the sale of intangible assets and proceeds of $16.6 million from sales and maturities of investments. For the year ended December 31, 2016, our net cash used in investing activities from continuing operations included purchases of property and equipment and capitalized software of $68.3 million and net cash acquired from business combinations of $14.5 million.
Our net cash used in financing activities was $84.4 million, $138.0 million and $14.7 million for the years ended December 31, 2018, 2017 and 2016. For the year ended December 31, 2018, net cash used in financing activities included $33.0 million in payments of capital lease obligations, $24.1 million in taxes paid related to net share settlements of stock-based compensation awards, $9.6 million in purchases of treasury stock under our share repurchase program, and an $8.4 million payment of a financing obligation related to a business acquisition. For the year ended December 31, 2017, net cash used in financing activities included $61.2 million in purchases of common stock under our share repurchase program, $34.0 million in payments of capital lease obligations and $27.7 million in taxes paid related to net share settlements of stock-based compensation awards. For the year ended December 31, 2016, net cash used in financing activities included $165.4 million in purchases of common stock under our share repurchase program, $59.2 million for the purchase of convertible note hedges, $30.6 million in payments of capital lease obligations and $29.8 million in taxes paid related to net share settlements of stock-based compensation awards, partially offset by $250.0 million in proceeds from issuance of our senior convertible notes described below and $35.5 million of proceeds from the issuance of warrants.
Our Amended and Restated Credit Agreement provides for aggregate principal borrowings of up to $250.0 million and matures in June 2019. We intend to refinance our Amended and Restated Credit Agreement in the first half of 2019. As of December 31, 2018, we had no borrowings under our Amended and Restated Credit Agreement and were in compliance with all covenants. See Item 8, Note 9, Financing Arrangements, for additional information.
As of December 31, 2018, we had $332.9 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars and Japanese yen. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board of Directors authorized us to repurchase up to $300.0 million of our common stock under a new share repurchase program. Our prior share repurchase program expired in April 2018. Upon its expiration, up to $135.2 million of our common stock remained available for purchase under that prior share repurchase program. During the year ended December 31, 2018, we repurchased 3,252,886 shares for an aggregate purchase price of $10.0 million (including fees and commissions) under the new repurchase program. As of December 31, 2018, up to $290.0 million of common stock remained available for purchase under the new program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under our Amended and Restated Credit Agreement, share price and other factors, and the program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.
In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million. We received net proceeds of $243.2 million from the issuance of the Notes. We have used the proceeds from the Notes for general corporate purposes, including repurchases of shares of our common stock. Additionally, we entered into note hedge and warrant transactions with certain bank counterparties that are designed to offset, in part, the potential dilution from conversion of the Notes. See Item 8, Note 9, Financing Arrangements, for additional information.
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
Contractual Obligations and Commitments
The following table summarizes (in thousands) our future contractual obligations and commitments as of December 31, 2018. The table below excludes $39.9 million of non-current liabilities for unrecognized tax benefits, including interest and penalties, as of December 31, 2018. We cannot make a reasonable estimate of the period of cash settlement for the tax positions classified as non-current liabilities.

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Capital lease obligations (1)	$31,274	$18,169	$7,634	$4,784	$687	$—	$—
Operating lease obligations (2)	170,199	32,533	31,116	26,876	26,097	21,944	31,633
Convertible senior notes (3)	282,500	8,125	8,125	8,125	258,125	—	—
Purchase obligations (4)	27,366	13,266	7,300	3,400	3,400	—	—
Total	$511,339	$72,093	$54,175	$43,185	$288,309	$21,944	$31,633

(1)	Capital lease obligations include both principal and interest components of future minimum capital lease payments.

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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2018.
Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Item 8, Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements.
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
Revenue Recognition
Refer to Item 8, Note 2, Summary of Significant Accounting Policies, and Note 13, Revenue Recognition, for information about our revenue recognition accounting policies, including estimates of our refund liabilities.
Impairment Assessments of Goodwill and Long-Lived Assets
Refer to Item 8, Note 2, Summary of Significant Accounting Policies, and Note 6, Goodwill and Other Intangible Assets, for information about our accounting policies relating to goodwill and impairment of long-lived assets. Additional information about those accounting policies and estimates is set forth in the following paragraphs.
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
Our three reporting units as of October 1, 2018 were North America, EMEA and Asia Pacific. There was no impairment of goodwill for any reporting unit because the fair values of the reporting units exceeded their carrying values.
We updated our reporting segments in the first quarter of 2017. As a result of the change in segments, we combined our Northern EMEA, Southern EMEA and Central EMEA reporting units into a single EMEA reporting unit, which is one level below the International segment. As a result of the change in reporting units, we performed a qualitative assessment of potential goodwill impairment for the new EMEA reporting unit and performed separate qualitative assessments of potential goodwill impairment for the Northern EMEA, Southern EMEA and Central EMEA previous reporting units immediately prior to the change. We also performed a qualitative assessment of potential goodwill impairment for the remainder of our Asia Pacific reporting unit following the dispositions of businesses in that reporting unit during the first quarter of 2017. Based on those assessments, which considered current market conditions, recent business performance and the amounts by which fair values exceeded carrying values in quantitative impairment tests performed as of October 1, 2016, we determined that the likelihood of a goodwill impairment did not reach the more-likely-than not threshold specified in U.S. GAAP for any of the reporting units that were evaluated. Accordingly, we concluded that goodwill related to those reporting units was not impaired and further quantitative testing was not required to be performed. In addition, we sold all of the operations of our Latin America reporting unit in the first quarter of 2017 and the goodwill of that reporting unit was included in the net book value that was derecognized. See Item 8, Note 19, Segment Information, for information on our change in reporting segments and Item 8, Note 3, Discontinued Operations and Other Business Dispositions, for information about the dispositions of operations in Asia and Latin America.
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
Income Taxes
Refer to Item 8, Note 2, Summary of Significant Accounting Policies, and Note 15, Income Taxes, for information about our income tax accounting policies.

Fair Value Option Investments
Refer to Item 8, Note 7, Investments, for information about the fair value measurements of our fair value option investments. Additional information about those fair value measurements is set forth in the following paragraphs.
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
Recently Issued Accounting Standards
For a description of recently issued accounting standards, please see Item 8, Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements of this Annual Report on Form 10-K.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the year ended December 31, 2018, we derived approximately 37.8% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of December 31, 2018 and 2017.
As of December 31, 2018, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $20.8 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.1 million. This compares to a $21.5 million working capital deficit subject to foreign currency exposure as of December 31, 2017, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $2.2 million.
Interest Rate Risk
Our cash balance as of December 31, 2018 consists of bank deposits, so exposure to market risk for changes in interest rates is limited. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see item 8, Note 9, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In June 2016, we entered into the Amended and Restated Credit Agreement that provides for aggregate principal borrowings of up to $250.0 million. As of December 31, 2018, there were no borrowings outstanding under the Amended and Restated Credit Agreement. Because the Amended and Restated Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended and Restated Credit Agreement. We also have $29.7 million of capital lease obligations. We do not believe that the interest rate risk on the capital lease obligations is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the year ended December 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2018 and 2017 and for the Years Ended December 31, 2018, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Groupon, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Groupon, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Adoption of New Revenue Recognition Accounting Standard
As discussed in Note 13 to the financial statements, the Company has changed its method of accounting for revenue transactions in 2018 due to the adoption of the guidance in ASC Topic 606, Revenue from Contracts with Customers.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 12, 2019
We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Groupon, Inc.
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule listed in Item 15(2) for 2016. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Groupon, Inc. at December 31, 2016, and the consolidated results of its operations, and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2016, the Company adopted the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting."
/s/ Ernst & Young LLP
Chicago, Illinois
February 15, 2017
except for Notes 1, 3 and 19, as to which the date is May 17, 2017, and Note 2, as to which the date is February 12, 2019

GROUPON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$841,021	$880,129
Accounts receivable, net	69,493	98,294
Prepaid expenses and other current assets	88,115	94,025
Total current assets	998,629	1,072,448
Property, equipment and software, net	143,117	151,145
Goodwill	325,491	286,989
Intangible assets, net	45,401	19,196
Investments (including $84,242 and $109,751 at December 31, 2018 and December 31, 2017 at fair value)	108,515	135,189
Other non-current assets	20,989	12,538
Total Assets	$1,642,142	$1,677,505
Liabilities and Equity
Current liabilities:
Accounts payable	$38,359	$31,968
Accrued merchant and supplier payables	651,781	770,335
Accrued expenses and other current liabilities	267,034	331,196
Total current liabilities	957,174	1,133,499
Convertible senior notes, net	201,669	189,753
Other non-current liabilities	100,688	102,408
Total Liabilities	1,259,531	1,425,660
Commitments and contingencies (see Note 10)
Stockholders' Equity
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized; 760,939,440 shares issued and 569,084,312 shares outstanding at December 31, 2018; 748,541,862 shares issued and 559,939,620 shares outstanding at December 31, 2017	76	75
Additional paid-in capital	2,234,560	2,174,708
Treasury stock, at cost, 191,855,128 and 188,602,242 shares at December 31, 2018 and December 31, 2017	(877,491)	(867,450)
Accumulated deficit	(1,010,499)	(1,088,204)
Accumulated other comprehensive income	34,602	31,844
Total Groupon, Inc. Stockholders' Equity	381,248	250,973
Noncontrolling interests	1,363	872
Total Equity	382,611	251,845
Total Liabilities and Equity	$1,642,142	$1,677,505

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Service	$1,205,487	$1,266,452	$1,206,441
Product	1,431,259	1,577,425	1,807,174
Total revenue	2,636,746	2,843,877	3,013,615
Cost of revenue:
Service	120,077	160,810	150,031
Product	1,196,068	1,349,206	1,582,931
Total cost of revenue	1,316,145	1,510,016	1,732,962
Gross profit	1,320,601	1,333,861	1,280,653
Operating expenses:
Marketing	395,737	400,918	352,175
Selling, general and administrative	870,961	901,829	999,677
Restructuring charges	(136)	18,828	40,438
Gain on sale of intangible assets	—	(17,149)	—
Gain on business dispositions	—	—	(11,399)
Total operating expenses	1,266,562	1,304,426	1,380,891
Income (loss) from operations	54,039	29,435	(100,238)
Other income (expense), net	(53,008)	6,710	(71,289)
Income (loss) from continuing operations before provision (benefit) for income taxes	1,031	36,145	(171,527)
Provision (benefit) for income taxes	(957)	7,544	(5,318)
Income (loss) from continuing operations	1,988	28,601	(166,209)
Income (loss) from discontinued operations, net of tax	—	(1,974)	(17,114)
Net income (loss)	1,988	26,627	(183,323)
Net income attributable to noncontrolling interests	(13,067)	(12,587)	(11,264)
Net income (loss) attributable to Groupon, Inc.	$(11,079)	$14,040	$(194,587)

Basic net income (loss) per share (1):
Continuing operations	$(0.02)	$0.03	$(0.31)
Discontinued operations	0.00	(0.00)	(0.03)
Basic net income (loss) per share	$(0.02)	$0.03	$(0.34)

Diluted net income (loss) per share (1):
Continuing operations	$(0.02)	$0.03	$(0.31)
Discontinued operations	0.00	(0.01)	(0.03)
Diluted net income (loss) per share	$(0.02)	$0.02	$(0.34)

Weighted average number of shares outstanding (1):
Basic	566,511,108	559,367,075	576,354,258
Diluted	566,511,108	568,418,371	576,354,258

(1)	The structure of our common stock changed during the year ended December 31, 2016. Refer to Note 11, Stockholders' Equity, and Note 18, Income (Loss) Per Share, for additional information.
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Income (loss) from continuing operations	$1,988	$28,601	$(166,209)
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustment	3,332	(10,776)	8,361
Net change in unrealized gain (loss) on defined benefit pension plan	—	585	928
Available-for-sale securities:
Net unrealized gain (loss) during the period	(841)	(1,109)	(70)
Reclassification adjustment for realized (gain) loss on investment included in income (loss) from continuing operations	106	1,603	—
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $34, $0 and $43 for the years ended December 31, 2018, 2017 and 2016)	(735)	494	(70)
Other comprehensive income (loss) from continuing operations	2,597	(9,697)	9,219
Comprehensive income (loss) from continuing operations	4,585	18,904	(156,990)

Income (loss) from discontinued operations	—	(1,974)	(17,114)
Other comprehensive income (loss) from discontinued operations - Foreign currency translation adjustments:
Net unrealized gain (loss) during the period	—	(1,793)	(9,305)
Reclassification adjustment included in income (loss) from discontinued operations	—	(14,718)	6,932
Net change in unrealized gain (loss)	—	(16,511)	(2,373)
Comprehensive income (loss) from discontinued operations	—	(18,485)	(19,487)

Comprehensive income (loss)	4,585	419	(176,477)
Comprehensive income attributable to noncontrolling interests	(13,067)	(12,587)	(11,264)
Comprehensive income (loss) attributable to Groupon, Inc.	$(8,482)	$(12,168)	$(187,741)

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Groupon, Inc. Stockholders' Equity
	Common Stock (1)		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2015	719,787,422	$72	$1,964,453	(128,468,165)	$(645,041)	$(901,292)	$51,206	$469,398	$1,189	$470,587
Cumulative effect of change in accounting principle	—	—	—	—	—	(3,131)	—	(3,131)	—	(3,131)
Net income (loss)	—	—	—	—	—	(194,587)	—	(194,587)	11,264	(183,323)
Foreign currency translation	—	—	—	—	—	—	5,988	5,988	—	5,988
Pension liability adjustment, net of tax	—	—	—	—	—	—	928	928	—	928
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(70)	(70)	—	(70)
Forfeitures of unvested restricted stock	(196,968)	—	—	—	—	—	—	—	—	—
Exercise of stock options	491,483	—	620	—	—	—	—	620	—	620
Vesting of restricted stock units	22,698,324	3	(3)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,669,782	—	4,358	—	—	—	—	4,358	—	4,358
Tax withholdings related to net share settlements of stock-based compensation awards	(7,918,272)	(1)	(31,160)	—	—	—	—	(31,161)	—	(31,161)
Stock-based compensation on equity-classified awards	—	—	131,114	—	—	—	—	131,114	—	131,114
Equity component of the convertible senior notes, net of tax and issuance costs	—	—	67,014	—	—	—	—	67,014	—	67,014
Purchase of convertible note hedges	—	—	(59,163)	—	—	—	—	(59,163)	—	(59,163)
Issuance of warrants	—	—	35,495	—	—	—	—	35,495	—	35,495
Purchases of treasury stock	—	—	—	(43,227,743)	(162,383)	—	—	(162,383)	—	(162,383)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(11,811)	(11,811)
Balance at December 31, 2016	736,531,771	$74	$2,112,728	(171,695,908)	$(807,424)	$(1,099,010)	$58,052	$264,420	$642	$265,062
Cumulative effect of change in accounting principle	—	—	—	—	—	(3,234)	—	(3,234)	—	(3,234)
Net income (loss)	—	—	—	—	—	14,040	—	14,040	12,587	26,627
Foreign currency translation	—	—	—	—	—	—	(27,287)	(27,287)	—	(27,287)
Pension liability adjustment, net of tax	—	—	—	—	—	—	585	585	—	585
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	494	494	—	494
Exercise of stock options	102,803	—	230	—	—	—	—	230	—	230
Vesting of restricted stock units and performance share units	16,596,562	2	(2)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,879,656	—	5,283	—	—	—	—	5,283	—	5,283
Tax withholdings related to net share settlements of stock-based compensation awards	(6,568,930)	(1)	(27,187)	—	—	—	—	(27,188)	—	(27,188)
Stock-based compensation on equity-classified awards	—	—	83,656	—	—	—	—	83,656	—	83,656

	Groupon, Inc. Stockholders' Equity
	Common Stock (1)		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Purchases of treasury stock	—	—	—	(16,906,334)	(60,026)	—	—	(60,026)	—	(60,026)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(12,357)	(12,357)
Balance at December 31, 2017	748,541,862	$75	$2,174,708	(188,602,242)	$(867,450)	$(1,088,204)	$31,844	$250,973	$872	$251,845
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	88,945	—	88,945	—	88,945
Reclassification for impact of U.S. tax rate change	—	—	—	—	—	(161)	161	—	—	—
Net income (loss)	—	—	—	—	—	(11,079)	—	(11,079)	13,067	1,988
Foreign currency translation	—	—	—	—	—	—	3,332	3,332	—	3,332
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(735)	(735)	—	(735)
Exercise of stock options	672,793	—	81	—	—	—	—	81	—	81
Vesting of restricted stock units and performance share units	14,264,895	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,621,061		5,634	—	—	—	—	5,634	—	5,634
Shares issued to settle liability-classified awards	1,240,379	—	6,436	—	—	—	—	6,436	—	6,436
Tax withholdings related to net share settlements of stock-based compensation awards	(5,401,550)	—	(22,709)	—	—	—	—	(22,709)	—	(22,709)
Stock-based compensation on equity-classified awards	—	—	70,411	—	—	—	—	70,411	—	70,411
Purchases of treasury stock	—	—	—	(3,252,886)	(10,041)	—	—	(10,041)	—	(10,041)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(12,576)	(12,576)
Balance at December 31, 2018	760,939,440	$76	$2,234,560	(191,855,128)	$(877,491)	$(1,010,499)	$34,602	$381,248	$1,363	$382,611

(1)	The structure of our common stock changed during the year ended December 31, 2016. Refer to Note 11, Stockholders' Equity, and Note 18, Income (Loss) Per Share, for additional information.

See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income (loss)	$1,988	$26,627	$(183,323)
Less: Income (loss) from discontinued operations, net of tax	—	(1,974)	(17,114)
Income (loss) from continuing operations	1,988	28,601	(166,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	101,330	114,795	116,961
Amortization of acquired intangible assets	14,498	23,032	18,948
Stock-based compensation	64,821	82,044	115,123
Gain on business dispositions	—	—	(11,399)
Gain on sale of intangible assets	—	(17,149)	—
Gain on sale of investment	—	(7,624)	—
Restructuring-related long-lived asset impairment	—	—	328
Impairments of investments	10,156	2,944	—
Deferred income taxes	(5,000)	603	(10,448)
(Gain) loss, net from changes in fair value of contingent consideration	—	—	4,092
(Gain) loss from changes in fair value of investments	9,064	(382)	48,141
Amortization of debt discount on convertible senior notes	11,916	10,758	7,376
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	32,057	(18,793)	(16,584)
Prepaid expenses and other current assets	7,166	4,074	35,043
Accounts payable	5,805	(199)	5,121
Accrued merchant and supplier payables	(45,268)	(29,823)	26,729
Accrued expenses and other current liabilities	(31,430)	(40,361)	(32,124)
Other, net	13,752	(21,975)	(10,853)
Net cash provided by (used in) operating activities from continuing operations	190,855	130,545	130,245
Net cash provided by (used in) operating activities from discontinued operations	—	(2,418)	(11,823)
Net cash provided by (used in) operating activities	190,855	128,127	118,422
Investing activities
Purchases of property and equipment and capitalized software	(69,695)	(59,158)	(68,287)
Cash derecognized upon dispositions of subsidiaries	—	—	(1,128)
Proceeds from sale of intangible assets	1,500	18,333	—
Proceeds from sales and maturities of investments	8,594	16,561	1,685
Acquisitions of businesses, net of acquired cash	(58,119)	—	14,539
Acquisitions of intangible assets and other investing activities	(18,262)	(1,059)	(2,395)
Net cash provided by (used in) investing activities from continuing operations	(135,982)	(25,323)	(55,586)
Net cash provided by (used in) investing activities from discontinued operations	—	(9,548)	(1,900)
Net cash provided by (used in) investing activities	(135,982)	(34,871)	(57,486)
Financing activities
Proceeds from issuance of convertible senior notes	—	—	250,000
Issuance costs for convertible senior notes and revolving credit agreement	—	—	(8,147)
Purchase of convertible note hedges	—	—	(59,163)
Proceeds from issuance of warrants	—	—	35,495
Payments for purchases of treasury stock	(9,585)	(61,233)	(165,357)
Taxes paid related to net share settlements of stock-based compensation awards	(24,105)	(27,681)	(29,777)
Proceeds from stock option exercises and employee stock purchase plan	5,715	5,513	4,978
Distributions to noncontrolling interest holders	(12,576)	(12,357)	(11,811)
Payments of capital lease obligations	(33,023)	(34,025)	(30,598)
Payments of contingent consideration related to acquisitions	(1,815)	(7,790)	(285)
Payment of financing obligation related to acquisition	(8,391)	—	—
Other financing activities	(637)	(473)	—
Net cash provided by (used in) financing activities	(84,417)	(138,046)	(14,665)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(11,209)	26,499	(6,718)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(40,753)	(18,291)	39,553
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	(28,866)	(186)
Net increase (decrease) in cash, cash equivalents and restricted cash	(40,753)	10,575	39,739
Cash, cash equivalents and restricted cash, beginning of period	885,481	874,906	835,167
Cash, cash equivalents and restricted cash, end of period	$844,728	$885,481	$874,906
See Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information
Income tax payments (refunds) for continuing operations	$2,781	$8,646	$(7,208)
Income tax payments (refunds) for discontinued operations	—	(56)	2,953
Cash paid for interest	9,556	9,425	1,185
Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease obligations	18,064	28,271	21,611
Leasehold improvements funded by lessor	557	402	4,990
Liability for purchases of treasury stock	456	—	1,207
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	(482)	972	3,855
Investments acquired in connection with business dispositions	—	2,022	13,507
Contingent consideration liability incurred in connection with acquisition of business	1,529	—	—

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
Our operations are organized into two segments: North America and International. See Note 19, Segment Information.
In connection with a strategic initiative to optimize our global footprint, we sold our operations in 11 countries and ceased operations in another country between November 2016 and March 2017. The financial results of those operations have been presented as discontinued operations in the consolidated financial statements for the years ended December 31, 2017 and 2016. See Note 3, Discontinued Operations and Other Business Dispositions, for additional information.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Groupon, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which we exercise control and variable interest entities for which we have determined that we are the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the consolidated financial statements as Noncontrolling interests. Investments in entities in which we do not have a controlling financial interest are accounted for under the equity method, the fair value option, as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.
Adoption of New Accounting Standards
We adopted the guidance in ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. See Note 13, Revenue Recognition, for information on the impact of adopting Topic 606 on our accounting policies.
We adopted the guidance in ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, as amended, on January 1, 2018. This ASU generally requires equity investments to be measured at fair value with changes in fair value recognized through net income and eliminates the cost method for equity securities. However, for equity investments without readily determinable fair values, the ASU permits entities to elect to measure the investments at cost adjusted for observable price changes and impairments, with changes in the measurement recognized through net income. We applied that measurement alternative to our equity investments that were previously accounted for under the cost method. The adoption of ASU 2016-01 did not have a material impact on the consolidated financial statements.
We adopted the guidance in ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, on January 1, 2018. This ASU requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. Previously, changes in restricted cash were reported within cash flows from operating activities. We applied that change in cash flow classification on a retrospective basis, which resulted in a $7.0 million decrease and a $1.3 million increase to net cash provided by operating activities for the years ended December 31, 2017 and 2016.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to amounts shown in the consolidated statements of cash flows, as of December 31, 2018, 2017 and 2016 (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$841,021	$880,129	$862,977
Restricted cash included in prepaid expenses and other current assets	3,320	4,932	5,769
Restricted cash included in other non-current assets	387	420	6,160
Cash, cash equivalents and restricted cash	$844,728	$885,481	$874,906
We adopted the guidance in ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, on January 1, 2018. This ASU is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The adoption of ASU 2017-05 did not have a material impact on the consolidated financial statements.
We adopted the guidance in ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on January 1, 2018. This ASU requires employers to include only the service cost component of net periodic pension cost in operating expenses, together with other employee compensation costs. The other components of net periodic pension cost, including interest cost, expected return on plan assets, amortization of prior service cost and settlement and curtailment effects, are to be included in non-operating expenses. The adoption of ASU 2017-07 did not have a material impact on the consolidated financial statements.
We adopted the guidance in ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, on January 1, 2018. This ASU clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. The adoption of ASU 2017-09 did not have a material impact on the consolidated financial statements.
We adopted the guidance in ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, as of January 1, 2018. This ASU permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Jobs Act"). As a result of the adoption of ASU 2018-02, we reclassified $0.2 million from accumulated other comprehensive income to accumulated deficit.
We adopted the guidance in ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business, on July 1, 2017. This ASU provides clarification on the definition of a business and provides guidance on whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance in ASU 2017-01 was applied in determining that the sale of customer lists and other intangible assets in certain food delivery markets, as described in Note 6, Goodwill and Other Intangible Assets, did not meet the definition of a business. The adoption of ASU 2017-01 did not otherwise impact the accompanying consolidated financial statements.
We adopted the guidance in ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), on January 1, 2017. This ASU requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. We recorded a $3.2 million cumulative effect adjustment to increase our accumulated deficit as of January 1, 2017 to recognize the impact of that change in accounting policy.
We adopted the guidance in ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, on January 1, 2017. This ASU requires inventory to be measured at the lower of cost or net realizable value, rather than the lower of cost or market. The adoption of ASU 2015-11 did not have a material impact on the accompanying consolidated financial statements.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We adopted the guidance in ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, as of December 31, 2016. This ASU requires management to assess a company's ability to continue as a going concern and to provide related disclosures in certain circumstances. Based on the results of our analysis, no additional disclosures were required.
We adopted the guidance in ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, on January 1, 2016. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. We elected to recognize forfeitures as they occur and the impact of that change in accounting policy was recorded as a $3.1 million cumulative effect adjustment to increase accumulated deficit as of January 1, 2016. Additionally, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to provision (benefit) for income taxes. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings was applied on a prospective basis to settlements occurring on or after January 1, 2016. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payment awards be reported as operating activities in the consolidated statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company elected to apply that change in cash flow classification on a retrospective basis, which resulted in an increase of $7.6 million to net cash provided by operating activities and a corresponding increase to net cash used in financing activities for the year ended December 31, 2015. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements.
We adopted the guidance in ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, on January 1, 2016. This ASU expands the variable interest entity ("VIE") criteria to specifically include limited partnerships in certain circumstances. The adoption of ASU 2015-02 did not have a material impact on the accompanying consolidated financial statements. We determined that Monster Holdings LP ("Monster LP") is not a VIE under ASU 2015-02, which is consistent with its conclusion prior to adoption of the ASU. That investment is evaluated as a corporation, rather than a limited partnership, for purposes of making consolidation determinations because its governance structure is akin to a corporation. Under the terms of Monster LP’s amended and restated agreement of limited partnership, all of the objectives and purposes of Monster LP are carried out by a board of directors, rather than a general partner.
Reclassifications and Terminology Changes
Certain reclassifications have been made to the consolidated financial statements of prior periods and the accompanying notes to conform to the current period presentation, including the change in presentation of restricted cash in the consolidated statements of cash flows upon adoption of ASU 2016-18 as described above. Additionally, in prior years, we referred to our product revenue and service revenue as "direct revenue" and "third-party and other revenue," respectively. This terminology change did not impact the amounts presented in the consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, variable consideration from unredeemed vouchers, income taxes, initial valuation and subsequent impairment testing of goodwill and intangible assets, investments, customer refunds, contingent liabilities and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Restricted cash represents amounts that we are unable to access for operational purposes. These amounts primarily relate to withholdings from employee paychecks under our employee stock purchase plan ("ESPP").
Accounts Receivable, Net
Accounts receivable primarily represents the net cash due from credit card and other payment processors and from merchants and performance marketing networks for commissions earned on consumer purchases. The carrying amount of receivables is reduced by an allowance for doubtful accounts that reflects management's best estimate of amounts that will not be collected. The allowance is based on historical loss experience and any specific risks identified in collection matters. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible.
Inventories
 Inventories, consisting of merchandise purchased for resale, are accounted for using the first-in, first-out method of accounting and are valued at the lower of cost or net realizable value. We write down our inventory to the lower of cost or net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory write-down represents a new cost basis.
Property and Equipment
Property and equipment are stated at cost and assets under capital leases are stated at the lesser of the present value of minimum lease payments or their fair market value. Depreciation and amortization of property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. Generally, the useful lives are three to five years for computer hardware and office equipment, five to ten years for furniture and fixtures and warehouse equipment and the shorter of the term of the lease or the asset’s useful life for leasehold improvements and assets under capital leases.
Internal-Use Software
We incur costs related to internal-use software and website development, including purchased software and internally-developed software. Costs incurred in the planning and evaluation stage of internally-developed software and website development are expensed as incurred. Costs incurred and accumulated during the application development stage are capitalized and included within Property, equipment and software, net on the consolidated balance sheets. Amortization of internal-use software is recorded on a straight-line basis over the two-year estimated useful life of the assets.
Impairment of Long-Lived Assets
Long-lived assets, such as property, equipment and software and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long-lived asset or asset group to be held and used be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Long-lived assets or disposal groups classified as held for sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. Long-lived assets are not depreciated or amortized while classified as held for sale.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
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
We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared with its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets, including identifiable intangible assets, as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test.
Investments
Investments in equity shares without a readily determinable fair value and for which we do not have the ability to exercise significant influence are accounted for at cost adjusted for observable price changes and impairments, with changes in the measurement recognized through net income. Those investments are classified within Investments on the consolidated balance sheets.
Investments in common stock or in-substance common stock for which we have the ability to exercise significant influence are accounted for under the equity method, except where we have made an irrevocable election to account for the investments at fair value. Those investments are classified within Investments on the consolidated balance sheets. The proportionate share of income or loss on equity method investments and changes in the fair values of investments for which the fair value option has been elected are presented within Other income (expense), net on the consolidated statements of operations.
Investments in convertible debt securities and convertible redeemable preferred shares are accounted for as available-for-sale securities, which are classified within Investments on the consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses, net of the related tax effects, are excluded from earnings and recorded as a separate component within Accumulated other comprehensive income on the consolidated balance sheets until realized. Interest income from available-for-sale securities is reported within Other income (expense), net on the consolidated statements of operations.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other-than-Temporary Impairment of Investments
An unrealized loss exists when the current fair value of an investment is less than its cost basis. We conduct reviews of our investments with unrealized losses on a quarterly basis to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, considers qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and our strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, we consider whether we intend to sell the investment or whether it is more likely than not that it will be required to sell the investment before recovery of its amortized cost basis. Investments with unrealized losses that are determined to be other-than-temporary are written down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are not recorded for equity method investments, while such losses are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities.
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
For purposes of assessing whether it is more likely than not that deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. See Note 15, Income Taxes, for further information about our valuation allowance assessments.
We are subject to taxation in the United States, various states and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rate could be adversely affected by earnings being lower than anticipated in countries where it has lower statutory rates and higher than anticipated in countries where it has higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of deferred tax assets and liabilities, by changes in the measurement of uncertain tax positions or by changes in the relevant laws, regulations, principles and interpretations. We account for uncertainty in income taxes by recognizing the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease and Asset Retirement Obligations
We classify leases at their inception as either operating or capital leases and may receive renewal or expansion options, rent holidays and leasehold improvement or other incentives on certain lease agreements. We recognize operating lease costs on a straight-line basis, taking into account adjustments for escalating payments and lease incentives. Rent expense associated with operating lease obligations is primarily classified within Selling, general and administrative on the consolidated statements of operations. Minimum lease payments made under capital leases are apportioned between interest expense, which is presented within Other income (expense), net on the consolidated statements of operations, and a reduction of the related capital lease obligations, which are classified within Accrued expenses and other current liabilities and Other non-current liabilities on the consolidated balance sheets.
We establish assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are amortized over the lease term, and the recorded liabilities are accreted to the future value of the estimated retirement costs. The related amortization and accretion expenses are presented within Selling, general and administrative on the consolidated statements of operations.
Revenue Recognition
On January 1, 2018, we adopted Topic 606 using the modified retrospective method. Beginning on January 1, 2018, results are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. See Note 13, Revenue Recognition, for additional information.
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
We also earn commissions when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications and from voucherless merchant offerings in which customers earn cash back on their credit card statements when they transact with third-party merchants. We recognize those commissions as revenue in the period in which the underlying transactions between the customer and the third-party merchant are completed. Additionally, we earn advertising revenue when the advertiser's logo or website link has been included on our websites or in specified email distributions for the requisite period of time as set forth in the agreement with the advertiser.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We only recognize amounts in variable consideration when we believe it is probable that a significant reversal of revenue will not occur in future periods, which requires us to make significant estimates of future redemptions. If actual redemptions differ from our estimates, the effects could be material to the consolidated financial statements. As of December 31, 2018, we constrained $13.7 million in revenue from unredeemed vouchers that we may recognize in future periods when we determine it is probable that a significant amount of that revenue will not be subsequently reversed.
Refunds
Refunds are recorded as a reduction of revenue. The liability for estimated refunds is included within Accrued expenses and other current liabilities on the consolidated balance sheets.
We estimate our refund reserve using historical refund experience by deal category. We assess the trends that could affect our estimates on an ongoing basis and make adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to our refund policies or general economic conditions, may cause future refunds to differ from our initial estimates. If actual refunds differ from our estimates, the effects could be material to the consolidated financial statements.
Discounts, Customer Credits and Other Consideration Payable to Customers
We provide discount offers to encourage purchases of goods and services through our online marketplaces. We record discounts as a reduction of revenue.
Additionally, we issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer relationship purposes. Credits issued to satisfy refund requests are applied as a reduction to the refunds reserve and customer credits issued for relationship purposes are classified as a reduction of revenue. Breakage income from customer credits that are not expected to be used is estimated and recognized as revenue in proportion to the pattern of redemption for customer credits that are used.
Sales and related taxes
Sales, use, value-added and related taxes that are imposed on specific revenue-generating transactions are presented on a net basis and excluded from revenue.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Those costs are classified within Selling, general and administrative expenses in the consolidated statements of operations.

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
Stock-Based Compensation
We measure stock-based compensation cost at fair value. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest, except for awards with both performance conditions and a graded vesting schedule, which are recognized using the accelerated method. We present stock-based compensation expense within the consolidated statements of operations based on the classification of the respective employees' cash compensation. See Note 12, Compensation Arrangements.
Foreign Currency
Balance sheet accounts of our operations outside of the United States are translated from foreign currencies into U.S. dollars at exchange rates as of the consolidated balance sheet dates. Revenue and expenses are translated at average exchange rates during the period. Foreign currency translation adjustments and foreign currency gains and losses on intercompany balances that are of a long-term investment nature are included within Accumulated other comprehensive income on the consolidated balance sheets. Foreign currency gains and losses resulting from transactions that are denominated in currencies other than the entity's functional currency, including foreign currency gains and losses on intercompany balances that are not of a long-term investment nature, are included within Other income (expense), net on the consolidated statements of operations.
Business Combinations
The results of businesses acquired are included in the consolidated financial statements beginning on the respective acquisition dates. The fair value of consideration transferred in business combinations is allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. Acquired goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired. We may pay a premium for a number of reasons, including growing our merchant base and acquiring an assembled workforce. The goodwill from business combinations is generally not deductible for tax purposes.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU will require the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to the capital lease assets and liabilities currently recorded on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and cash flows will be substantially consistent with current accounting guidance. The ASU, which is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, will have a material impact on our consolidated balance sheets. We have completed the implementation of a lease accounting system. We plan to adopt the ASU effective January 1, 2019 using the modified retrospective transition method and will not restate comparative periods. The modified retrospective transition method requires the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of that adoption date. We plan to elect the package of practical expedients permitted under the transition guidance within the ASU, which allows us to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered into prior to adoption of Topic 842. Additionally, we plan to not separate lease and non-lease components for all of our leases. For leases with a term of 12 months or less, we plan to elect the short-term lease exemption, which allows us to not recognize right-of-use assets or lease liabilities for

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

qualifying leases existing at transition and new leases we may enter into in the future. While we continue to assess all impacts of adoption, we currently expect to recognize additional lease liabilities of $100.0 million to $115.0 million representing the present value of the remaining minimum lease payments at January 1, 2019 and corresponding right-of-use assets of the same amount. See Note 10, Commitments and Contingencies, for information about our lease commitments.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses of Financial Instruments. This ASU requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. For available-for-sale debt securities with unrealized losses, entities will be required to recognize credit losses through an allowance for credit losses. The ASU will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. While we are still assessing the impact of ASU 2016-13, we currently believe that the adoption of this guidance will not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. We believe that the adoption of this guidance will not have a material impact on our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to make the guidance to share-based payment awards to nonemployees consistent with the guidance for share-based payment awards to employees. The ASU will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods. We believe that the adoption of this guidance will not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing, modifying, or adding certain disclosures. The ASU will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, and entities are permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. We are still assessing the impact of ASU 2018-13 on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40, Internal-Use Software, to determine which costs to implement the service contract would be capitalized as an asset related to the service contract and which costs would be expensed. The ASU will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, including in interim periods. We currently plan to early adopt the guidance on January 1, 2019 and will prospectively apply that guidance to all implementation costs incurred after that adoption date. We may incur substantial costs within the scope of this guidance.
There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our consolidated financial statements.
3. DISCONTINUED OPERATIONS AND OTHER BUSINESS DISPOSITIONS
Discontinued Operations
In October 2016, we completed a strategic review of our international markets in connection with our efforts to optimize our global footprint and focus on the markets that we believe have the greatest potential to benefit our long-term financial performance. Based on that review, we decided to focus our business on 15 core countries and to pursue

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

strategic alternatives for our operations in the remaining 11 countries, which were primarily based in Asia and Latin America. The dispositions of our operations in those 11 countries were completed between November 2016 and March 2017.
A business disposition that represents a strategic shift and has (or will have) a major effect on our operations and financial results is reported as a discontinued operation. We determined that the decision reached by management and our Board of Directors to exit those 11 non-core countries, which comprised a substantial majority of the operations outside of North America and EMEA, represented a strategic shift in our business. Additionally, based on our review of quantitative and qualitative factors relevant to the dispositions, we determined that the disposition of the businesses in those countries would have a major effect on our operations and financial results. As such, the results of operations and cash flows for the operations in those countries, including the gains and losses on the dispositions and related income tax effects, are presented as discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2017 and 2016.
In connection with our strategic initiative to exit non-core countries as discussed above, we sold an 83% controlling stake in our subsidiary in Israel and sold our subsidiaries in Argentina, Chile, Colombia, Peru, Mexico, Brazil, Singapore and Hong Kong during the first quarter 2017. Additionally, we sold our subsidiary in Malaysia and ceased our operations in South Africa during the fourth quarter 2016. For the years ended December 31, 2017 and 2016, we recognized a net pretax loss of $1.6 million and a net pretax gain of $0.3 million, respectively, on those dispositions, which consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016
Net consideration received:
Fair value of minority investments retained or acquired	$2,021	$2,457
Cash proceeds received	3,462	—
Cash proceeds receivable	2,000	—
Less: transaction costs	1,394	190
Total net consideration received	6,089	2,267
Cumulative translation gain (loss) reclassified to earnings	14,718	(1,201)
Less: Net book value upon closing of the transactions	14,958	754
Less: Indemnification liabilities (1)	5,365	—
Less: Unfavorable contract liability for transition services	2,114	—
Gain (loss) on dispositions	$(1,630)	$312

(1)	See Note 10, Commitments and Contingencies, for additional information about the indemnification liabilities.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the major classes of line items included in loss from discontinued operations, net of tax, for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017 (1) (2)	2016 (1)
Service revenue	$12,602	$97,105
Product revenue	2,962	32,634
Service cost of revenue	(2,557)	(21,697)
Product cost of revenue	(3,098)	(31,792)
Marketing expense	(1,239)	(10,776)
Selling, general and administrative expense	(12,007)	(72,141)
Restructuring	(778)	(3,170)
Other income (expense), net	3,852	(4,818)
Loss from discontinued operations before gain (loss) on dispositions and provision for income taxes	(263)	(14,655)
Gain (loss) on dispositions	(1,630)	312
Provision for income taxes	(81)	(2,771)
Loss from discontinued operations, net of tax	$(1,974)	$(17,114)

(1)
The loss from discontinued operations before gain (loss) on dispositions and provision for income taxes for the years ended December 31, 2017 and 2016 includes the results of each business through its respective disposition date.

(2)
Selling, general and administrative expense from discontinued operations for the year ended December 31, 2017 includes increases to contingent liabilities under indemnification agreements. See Note 10, Commitments and Contingencies, for additional information about the indemnification liabilities.

Other Dispositions
During the year ended December 31, 2016, we sold our subsidiaries in Russia and Indonesia, and our point of sale business, Breadcrumb. The consideration received in exchange for Indonesia and Breadcrumb included minority investments in their respective acquirers. We recognized a pretax gain of $11.4 million in connection with those transactions, which is presented within Gains on business dispositions in the accompanying consolidated statements of operations, and consisted of the following (in thousands):

Year Ended December 31, 2016
Net consideration received:
Fair value of minority investments acquired	$11,029
Less: transaction costs	849
Total net consideration received	10,180
Cumulative translation gain reclassified to earnings	7,468
Less: Net book value upon closing of the transactions	6,249
Gain on business dispositions	$11,399
The financial results of the disposed entities are presented within income from continuing operations in the accompanying consolidated financial statements through their respective disposition dates. Those financial results were not material for the year ended December 31, 2016.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS
We acquired one business during the year ended December 31, 2018 and three businesses during the year ended December 31, 2016. For the years ended December 31, 2018 and 2016, $0.7 million and $1.6 million, of external transaction costs related to business combinations, primarily consisting of legal and advisory fees, are classified within Selling, general and administrative on the consolidated statements of operations. The results of businesses acquired are included in the consolidated financial statements beginning on the respective acquisition dates. Acquired goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired. We may pay a premium for a number of reasons, including growing our merchant base and acquiring an assembled workforce.
2018 Acquisition Activity
On April 30, 2018, we acquired 80% of the outstanding shares of Cloud Savings Company, Ltd. ("Cloud Savings"), a UK-based business that operates online discount code and digital gift card platforms. The primary purpose of this acquisition was to expand digital coupon offerings in our International segment. The transaction included a contingent consideration arrangement with an acquisition-date fair value of $1.6 million. In additional, concurrent with the acquisition, we entered into an agreement with the noncontrolling shareholder that gave us the right to acquire and the noncontrolling shareholder's right to put to us the remaining outstanding shares of Cloud Savings in December 2018. The acquisition-date fair value of the right and obligation to acquire the remaining outstanding shares of $8.6 million was initially recorded as a financing obligation and classified within Accrued expenses and other current liabilities on the consolidated balance sheets. We paid $8.4 million to exercise that right in December 2018. The aggregate acquisition-date fair value of the consideration transferred for the Cloud Savings acquisition totaled $74.6 million, which consisted of the following (in thousands):

Cash	$64,363
Financing obligation	8,604
Contingent consideration	1,589
Total	$74,556

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the aggregate acquisition price of the Cloud Savings acquisition (in thousands). The allocation of the acquisition price has been prepared on a preliminary basis, and changes to that allocation may occur as a result of final working capital adjustments and tax return filings.

Cash and cash equivalents	$6,244
Accounts receivable	5,885
Prepaid expenses and other current assets	804
Property, equipment and software	226
Goodwill	46,515
Intangible assets (1) :
Merchant relationships	20,322
Trade names	2,609
Developed technology	549
Other intangible assets	687
Total assets acquired	$83,841
Accounts payable	$693
Accrued merchant and supplier payables	386
Accrued expenses and other current liabilities	6,130
Other non-current liabilities	2,076
Total liabilities assumed	$9,285
Total acquisition price	$74,556

(1)	The estimated useful lives of the acquired intangible assets are 6 years for merchant relationships, 8 years for trade names, 2 years for developed technology, and 1 year for other intangible assets.
The results of the Cloud Savings acquisition are included in our consolidated financial statements from the date of acquisition through December 31, 2018. The revenue and net income of Cloud Savings included in our consolidated statements of operations were $12.9 million and $1.1 million, for the period from April 30, 2018 through December 31, 2018. Pro forma results of operations for the Cloud Savings acquisition are not presented because the pro forma effects of that acquisition were not material to our consolidated results of operations.
2016 Acquisition Activity
LivingSocial, Inc.
On October 31, 2016, we acquired all of the outstanding equity interests of LivingSocial, Inc. ("LivingSocial"), an e-commerce company that connects merchants to consumers by offering goods and services, generally at a discount. The primary purpose of this acquisition was to grow our customer base. We acquired LivingSocial for no consideration.

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
The following pro forma information presents the combined operating results for the year ended December 31, 2016 as if we had acquired LivingSocial as of January 1, 2016 (in thousands). The underlying pro forma results include the historical financial results of us and this acquired business adjusted for depreciation and amortization expense associated with the assets acquired. The pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of us and the acquired entity. Accordingly, these pro forma results are not necessarily indicative of what the actual combined results of operations would have been if the acquisition had occurred as of January 1, 2016, nor are they indicative of future results of operations.

Year Ended December 31, 2016
Revenue	$3,070,431
Loss from continuing operations	(182,781)
The revenue and net loss of LivingSocial included in our consolidated statements of operations were $9.3 million and $4.3 million, for the period from October 31, 2016 through December 31, 2016.
Other Acquisitions
We acquired two other businesses during the year ended December 31, 2016. The acquisition price of those businesses and the assets acquired and liabilities assumed were not material.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The following summarizes property, equipment and software, net as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Warehouse equipment	$5,265	$4,989
Furniture and fixtures	9,677	11,700
Leasehold improvements	50,314	49,605
Office equipment	2,261	2,690
Purchased software	8,523	32,090
Computer hardware (1)	174,700	208,659
Internally-developed software (2)	196,807	249,207
Total property, equipment and software, gross	447,547	558,940
Less: accumulated depreciation and amortization	(304,430)	(407,795)
Property, equipment and software, net	$143,117	$151,145

(1)	Includes computer hardware acquired under capital leases of $120.5 million and $132.3 million as of December 31, 2018 and 2017.

(2)	The net carrying amount of internally-developed software was $70.9 million and $64.5 million as of December 31, 2018 and 2017.
As of December 31, 2018, we removed $75.9 million of certain fully depreciated property and equipment and $105.0 million of certain fully amortized internally-developed software from gross property, equipment and software and accumulated depreciation and amortization.
Depreciation and amortization expense on property, equipment and software is classified as follows in the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Service cost of revenue	$28,102	$26,738	$21,277
Product cost of revenue	8,467	9,900	10,616
Selling, general and administrative	64,761	78,157	85,068
Total	$101,330	$114,795	$116,961
The above amounts include amortization of internally-developed software of $53.9 million, $57.0 million and $55.0 million, and amortization expense on assets under capital leases of $30.2 million, $35.2 million and $29.8 million, for the years ended December 31, 2018, 2017 and 2016.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes goodwill activity by segment for the years ended December 31, 2018 and 2017 (in thousands):

	North America	EMEA	Rest of World	International	Consolidated
Balance as of December 31, 2016	$178,685	$89,747	$6,119	$—	$274,551
Reallocation to new segment (1)	—	(89,747)	(6,119)	95,866	—
Foreign currency translation	—	—	—	12,438	12,438
Balance as of December 31, 2017	$178,685	$—	$—	$108,304	$286,989
Goodwill related to acquisition	—	—	—	46,515	46,515
Foreign currency translation	—	—	—	(8,013)	(8,013)
Balance as of December 31, 2018	$178,685	$—	$—	$146,806	$325,491

(1)
We updated our segments in the first quarter of 2017 to report two operating segments: North America and International. Refer to Note 19, Segment Information, for additional information on our change in reporting segments.

We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. There was no goodwill impairment for the years ended December 31, 2018, 2017 and 2016.
The following table summarizes intangible assets as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$16,200	$11,700	$4,500	$56,749	$46,513	$10,236
Merchant relationships	21,554	4,105	17,449	11,598	9,853	1,745
Trade names	9,476	6,799	2,677	12,077	10,469	1,608
Developed technology	13,825	13,485	340	36,864	36,864	—
Patents	20,508	16,451	4,057	19,031	15,204	3,827
Other intangible assets	26,007	9,629	16,378	10,875	9,095	1,780
Total	$107,570	$62,169	$45,401	$147,194	$127,998	$19,196
As of December 31, 2018, we removed $77.4 million of certain fully amortized intangible assets from gross intangible assets and accumulated amortization.
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense from continuing operations related to intangible assets was $14.5 million, $23.0 million and $18.9 million for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, our estimated future amortization expense related to intangible assets is as follows (in thousands):

2019	$13,807
2020	7,535
2021	6,811
2022	6,495
2023	5,346
Thereafter	5,407
Total	$45,401

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sale of Intangible Assets
On September 15, 2017, we sold customer lists and other intangible assets in certain food delivery markets to a subsidiary of Grubhub Inc. ("Grubhub"). We recognized a pretax gain on the sale of assets of $17.1 million, which represents the excess of the $19.8 million in net proceeds received, consisting of $20.0 million in cash less $0.2 million in transaction costs, over the $2.7 million net book value of the assets upon closing of the transaction. See Note 14, Restructuring, for additional information.
7. INVESTMENTS
The following table summarizes investments as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	Percent Ownership of Voting Stock			December 31, 2017	Percent Ownership of Voting Stock
Available-for-sale securities:
Convertible debt securities	$—				$11,354
Redeemable preferred shares	10,340	19%	to	25%	15,431	19%	to	25%
Total available-for-sale securities	10,340				26,785
Fair value option investments	73,902	10%	to	19%	82,966	10%	to	19%
Other equity investments (1)	24,273	1%	to	19%	25,438	1%	to	19%
Total investments	$108,515				$135,189

(1)
Represents equity investments without readily determinable fair values. Those investments were previously accounted for using the cost method of accounting. Under the cost method, investments were carried at cost and adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. We adopted the guidance in ASU 2016-01 on January 1, 2018. Under that guidance, we have elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes and impairments. There were no adjustments for observable price changes related to these investments for the year ended December 31, 2018. See further discussion under Other Equity Investments below.

Available-for-sale securities
The following table summarizes amortized cost, gross unrealized gain, gross unrealized loss and fair value of available-for-sale securities as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Fair Value
Available-for-sale securities:
Convertible debt securities	$—	$—	$—	$—	$10,205	$1,653	$(504)	$11,354
Redeemable preferred shares	9,961	379	—	10,340	15,431	—	—	15,431
Total available-for-sale securities	$9,961	$379	$—	$10,340	$25,636	$1,653	$(504)	$26,785

(1)	Gross unrealized loss is related to one security that was in a loss position for greater than 12 months as of December 31, 2017.
In September 2018, we sold an available-for-sale security for total consideration of $8.6 million, which approximated its carrying amount and amortized cost as of the closing date.
We recorded $5.6 million and $2.9 million of other-than-temporary impairments of available-for-sale investments for the years ended December 31, 2018 and 2017, respectively. Those impairments are classified within Other income (expense), net on the consolidated statement of operations.
Fair Value Option Investments
In connection with the dispositions of controlling stakes in Ticket Monster, an entity based in the Republic of Korea, in May 2015 and Groupon India in August 2015, we obtained minority investments in Monster Holdings LP
("Monster LP") and in Nearbuy Pte Ltd. ("Nearbuy"). We have made an irrevocable election to account for both of those investments at fair value with changes in fair value reported in earnings. We elected to apply fair value accounting to those investments because we believe that fair value is the most relevant measurement attribute for those investments, as well as to reduce operational and accounting complexity. We determined that the fair value of our investments in Monster LP and Nearbuy were $69.4 million and $4.5 million as of December 31, 2018, and $78.9 million and $4.0 million as of December 31, 2017.
The following table summarizes gains and losses due to changes in fair value of those investments for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Monster LP	$(9,509)	$249	$(35,350)
Nearbuy	445	133	(12,791)
Total	$(9,064)	$382	$(48,141)
Monster LP
In May 2015, we completed the sale of a controlling stake in Ticket Monster to an investor group, whereby (a) the investor group contributed $350.0 million in cash to Monster LP, a newly-formed limited partnership, in exchange for 70,000,000 Class A units of Monster LP and (b) we contributed all of the issued and outstanding share capital of Ticket Monster to Monster LP in exchange for (i) 64,000,000 Class B units of Monster LP and (ii) $285.0 million in cash consideration. Mr. Daniel Shin, the chief executive officer and founder of Ticket Monster, contributed $10.0 million of cash consideration to Monster LP shortly after the closing date in exchange for 2,000,000 Class A units of Monster LP. Additionally, Monster LP was authorized to issue 20,321,839 Class C units to its management, subject to vesting conditions. Under the terms of the Partnership’s amended and restated agreement of limited partnership, its general partner established a Board of Directors and irrevocably assigned the rights to carry out any and all of the objectives and purposes of the partnership to its Board. The general partner is not entitled to receive any distributions.
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
In February 2017, we participated in a recapitalization transaction with Monster LP whereby it exchanged all 61,484,539 of its Class B units for 16,609,195 newly issued Class A-1 units. The Class B units previously held were then distributed from Monster LP to its controlling investor group and certain other existing unit holders. Upon closing of the transaction, we own 57% of the outstanding Class A-1 units, which represents 9% of the total outstanding partnership units.
Following the February 2017 recapitalization transaction, the Class A-1 units are entitled to an $150.0 million liquidation preference, including an $85.0 million liquidation preference attributable to the Class A-1 units held by us, which must be paid prior to any distributions to the holders of the Class A-2, Class B and Class C units. Class A-1 unit holders are also entitled to share in distributions between $950.0 million and $1,494.0 million in accordance with the terms of Monster LP's distribution waterfall and in distributions in excess of $1,494.0 million based on their pro rata ownership of total outstanding partnership units. As a result of the February 2017 recapitalization transaction, we currently hold an investment in the most senior equity units in Monster LP’s capital structure. However, while providing

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

more downside protection, those Class A-1 units provide less opportunity for appreciation than the Class B units previously held by us.
The following tables summarize the condensed financial information for Monster LP as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue	$416,042	$280,612	$216,119
Gross profit	27,838	37,773	24,774
Loss before income taxes	(132,276)	(124,873)	(153,882)
Net loss	(132,276)	(124,873)	(153,882)

	December 31,
	2018	2017
Current assets	$85,844	$174,051
Non-current assets	482,505	520,105
Current liabilities	432,133	438,988
Non-current liabilities	78,434	60,977
Nearbuy
In August 2015, Groupon India completed an equity financing transaction with a third-party investor that obtained a majority voting interest in the entity, whereby (a) the investor contributed $17.0 million in cash to Nearbuy, a newly formed Singapore-based entity, in exchange for Series A Preference Shares and (b) we contributed the shares of Groupon India to Nearbuy in exchange for seed preference shares of Nearbuy. In January 2017, Nearbuy issued additional Series A Preference Shares to its controlling investor for total proceeds of $3.0 million. Upon closing of that transaction, the Series A Preference Shares are entitled to a $20.0 million liquidation preference, which must be paid prior to any distributions to other equity holders.
In December 2017, Nearbuy sold its subsidiary Nearbuy India Pte Ltd., which represented substantially all of its business operations, to a third-party investor in exchange for a minority investment in the acquirer.
The following tables summarize the condensed financial information for Nearbuy as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue	$6,016	$3,839	$3,024
Gross profit	5,857	3,405	2,570
Income (loss) before income taxes (1)	(13,594)	15,122	(15,701)
Net income (loss) (1)	(13,594)	15,122	(15,701)

	December 31,
	2018	2017
Current assets	$5,286	$41
Non-current assets	46,940	18,362
Current liabilities	4,015	—
Non-current liabilities	144	—

(1)	Nearbuy's income before income taxes and net income for the year ended December 31, 2017 includes a $22.6 million gain from the sale of its subsidiary Nearbuy India Pte Ltd.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Equity Investments
In March 2017, in connection with the disposition of Groupon Israel, we retained a minority investment in the entity. The investment was recorded at its $0.4 million fair value at initial recognition and is accounted for as an other equity investment.
In May 2016, we acquired a 13% minority investment in the preferred stock of a restaurant software provider as consideration for the sale of Breadcrumb. The preferred stock was recorded at its $8.3 million acquisition date fair value and was accounted for as an other equity investment. In July 2017, we sold that investment for total consideration of $16.0 million, consisting of $14.7 million received in cash and $1.3 million that the acquirer paid into an escrow account that will be settled within 18 months of closing. We recognized a pretax gain on the disposition of $7.6 million, which is classified within Other income (expense), net on the consolidated statement of operations.
We recorded a $4.6 million impairment of an other equity investment for the year ended December 31, 2018. That impairment is classified within Other income (expense), net on the consolidated statements of operations.
8. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest income	$6,420	$3,287	$1,808
Interest expense	(21,909)	(20,680)	(15,912)
Changes in fair value of investments	(9,064)	382	(48,141)
Gain on sale of investment	—	7,624	—
Foreign currency gains (losses), net	(20,325)	18,634	(6,927)
Impairments of investments	(10,156)	(2,944)	—
Other	2,026	407	(2,117)
Other income (expense), net	$(53,008)	$6,710	$(71,289)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes prepaid expenses and other current assets as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Merchandise inventories	$33,739	$25,528
Prepaid expenses	28,209	40,399
Income taxes receivable	6,717	10,299
Other	19,450	17,799
Total prepaid expenses and other current assets	$88,115	$94,025
The following table summarizes accrued merchant and supplier payables as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Accrued merchant payables	$371,279	$459,662
Accrued supplier payables (1)	280,502	310,673
Total accrued merchant and supplier payables	$651,781	$770,335

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes accrued expenses and other current liabilities as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Refund reserve	$27,957	$31,275
Compensation and benefits	56,173	73,096
Accrued marketing	39,094	32,912
Customer credits	15,118	28,487
Income taxes payable	8,987	9,645
Deferred revenue	25,452	29,539
Current portion of capital lease obligations	17,207	25,958
Other	77,046	100,284
Total accrued expenses and other current liabilities	$267,034	$331,196
The following table summarizes other non-current liabilities as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Contingent income tax liabilities	$39,858	$43,699
Deferred rent	32,186	29,032
Capital lease obligations	12,481	18,500
Deferred income taxes	6,619	811
Other	9,544	10,366
Total other non-current liabilities	$100,688	$102,408

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the components of accumulated other comprehensive income as of December 31, 2018 and 2017 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Pension adjustments	Total
Balance as of December 31, 2015	$52,261	$458	$(1,513)	$51,206
Other comprehensive income (loss) before reclassification adjustments	6,579	(70)	830	7,339
Reclassification adjustments included in net income (loss)	(591)	—	98	(493)
Other comprehensive income (loss)	5,988	(70)	928	6,846
Balance as of December 31, 2016	58,249	388	(585)	58,052
Other comprehensive income (loss) before reclassification adjustments	(12,382)	(1,109)	—	(13,491)
Reclassification adjustments included in net income (loss)	(14,905)	1,603	585	(12,717)
Other comprehensive income (loss)	(27,287)	494	585	(26,208)
Balance as of December 31, 2017	30,962	882	—	31,844
Other comprehensive income (loss) before reclassification adjustments	3,332	(841)	—	2,491
Reclassification adjustments included in net income (loss)	—	106	—	106
Other comprehensive income (loss)	3,332	(735)	—	2,597
Reclassification for impact of U.S. tax rate change	—	161	—	161
Balance as of December 31, 2018	$34,294	$308	$—	$34,602
The effects of amounts reclassified from accumulated other comprehensive income to net income (loss) for the years ended December 31, 2018, 2017 and 2016 are presented within the following line items in the consolidated statements of operations (in thousands):

	Year Ended December 31,			Consolidated Statements of Operations Line Item
	2018	2017	2016
Foreign currency translation adjustments
Loss (gain) on dispositions - continuing operations	$—	$—	$(7,468)	Gains on business dispositions
Loss (gain) on country exits - continuing operations	—	(187)	(55)	Other income (expense), net
Loss (gain) on dispositions - discontinued operations	—	(14,718)	6,932	Income (loss) from discontinued operations, net of tax
Reclassification adjustments	—	(14,905)	(591)
Unrealized gain (loss) on available-for-sale securities
Other-than-temporary impairment of available-for-sale security	—	2,944	—	Other income (expense), net
Realized gain on investment	106	(1,341)	—	Other income (expense), net
Less: Tax effect	—	—	—	Provision (benefit) for income taxes
Reclassification adjustment	106	1,603	—
Pension adjustments
Curtailment gain	—	583	—	Selling, general and administrative
Amortization of net actuarial loss (gain)	—	2	116	Selling, general and administrative
Less: Tax effect	—	—	(18)	Provision (benefit) for income taxes
Reclassification adjustment	—	585	98
Total reclassification adjustments	$106	$(12,717)	$(493)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. FINANCING ARRANGEMENTS
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
Each $1,000 of principal amount of the Notes initially is convertible into 185.1852 shares of common stock, which is equivalent to an initial conversion price of $5.40 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture"). Based on the closing price of the common stock of $3.20 as of December 31, 2018, the if-converted value of the Notes was less than the principal amount.
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
We have separated the Notes into their liability and equity components in the accompanying consolidated balance sheets. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Notes. The difference between the principal amount of the Notes and the liability component (the "debt discount") is amortized to interest expense at an effective interest rate of 9.75% over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amount of the Notes consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(48,331)	(60,247)
Net carrying amount of liability component	$201,669	$189,753

Net carrying amount of equity component	$67,014	$67,014
The estimated fair value of the Notes as of December 31, 2018 and 2017 was $257.1 million and $285.6 million, and was determined using a lattice model. We classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the Notes and our cost of debt.
As of December 31, 2018, the remaining term of the Notes is approximately 3 years and 3 months. During the years ended December 31, 2018, 2017 and 2016, we recognized interest costs on the Notes as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Contractual interest (3.25% of the principal amount per annum)	$8,128	$8,128	$6,095
Amortization of debt discount	11,916	10,758	7,376
Total	$20,044	$18,886	$13,471
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
The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the consolidated balance sheets as of December 31, 2018 and 2017. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $5.40 to $8.50 per share.
Revolving Credit Agreement
The amended and restated senior secured revolving credit agreement entered into in June 2016 (the "Amended and Restated Credit Agreement") provides for aggregate principal borrowings of up to $250.0 million and matures in June 2019. Borrowings under the Amended and Restated Credit Agreement bear interest, at our option, at a rate per annum equal to the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the Amended and Restated Credit Agreement) plus an additional margin ranging between 0.50% and 2.25%. We are required to pay quarterly commitment fees ranging from 0.25% to 0.40% per annum of the average daily amount of unused commitments available under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also provides for the issuance of up to $45.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $250.0 million.
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
As of December 31, 2018 and 2017, we have no borrowings and have outstanding letters of credit of $19.2 million and $22.7 million, under the Amended and Restated Credit Agreement.
10. COMMITMENTS AND CONTINGENCIES
Leases
We have entered into various non-cancelable operating lease agreements for our offices and data centers throughout the world with lease expirations between 2019 and 2026. Rent expense under operating leases was $40.1 million, $42.5 million and $45.4 million for the years ended December 31, 2018, 2017 and 2016. Sublease income was $6.5 million, $7.1 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016.
We lease our headquarters located in Chicago, Illinois ("600 West Chicago"). Our lease agreement for 600 West Chicago extends through January 31, 2026 and includes rent escalations that range from one to two percent per year, as well as expansion options and a five-year renewal option. The 600 West Chicago lease represents $87.5 million of the estimated future payments under operating leases shown in the table below. We account for the 600 West Chicago lease as an operating lease and recognize rent expense on a straight-line basis, taking into account rent escalations and lease incentives.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain of our computer hardware has been acquired under capital lease agreements, with expirations between 2019 and 2022.
We are responsible for paying our proportionate share of specified operating expenses and real estate, personal property and lease taxes under certain of our operating and capital leases agreements.
As of December 31, 2018, the future payments under operating leases and capital leases for each of the next five years and thereafter are as follows (in thousands):

	Capital Leases	Operating Leases
2019	$18,169	$32,533
2020	7,634	31,116
2021	4,784	26,876
2022	687	26,097
2023	—	21,944
Thereafter	—	31,633
Total minimum lease payments	31,274	$170,199
Less: Amount representing interest	(1,586)
Present value of net minimum capital lease payments	29,688
Less: Current portion of capital lease obligations	(17,207)
Total long-term capital lease obligations	$12,481
As of December 31, 2018, the future amounts due under subleases for each of the next five years and thereafter are as follows (in thousands):

Subleases
2019	$5,206
2020	5,027
2021	5,065
2022	5,103
2023	4,385
Thereafter	4,891
Total future sublease income	$29,677
Purchase Obligations
We have entered into non-cancelable arrangements with third-parties, primarily related to cloud computing and other information technology services. As of December 31, 2018, future payments under these contractual obligations were as follows (in thousands):

2019	$13,266
2020	7,300
2021	3,400
2022	3,400
2023	—
Thereafter	—
Total purchase obligations	$27,366

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We allocated the settlement amount between the litigation settlement component and the license for future use of the patented technology based on their relative fair values, which resulted in a $34.6 million charge recorded within Selling, general and administrative expense in our consolidated statements of operations to increase our contingent liability and $15.4 million that was capitalized for the license to use the patented technology in future periods under the terms of the settlement and license agreements.
In addition, other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to intellectual property disputes, including patent infringement claims, and expect that we will continue to be subject to intellectual property infringement claims as our services expand in scope and complexity. In the past, we have litigated such claims, and we are presently involved in several patent infringement and other intellectual property-related claims, including pending litigation or trademark disputes relating to, for example, our Goods category, some of which could involve potentially substantial claims for damages or injunctive relief. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and we become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and often costly to resolve, could require expensive changes in our methods of doing business or the goods we sell, or could require us to enter into costly royalty or licensing agreements.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Indemnifications
In connection with the dispositions of our operations in Latin America (see Note 3, Discontinued Operations and Other Business Dispositions), we agreed to indemnify the buyer for certain tax and other matters. The indemnification liabilities were initially recorded at their fair value, estimated to be $5.4 million using a probability-weighted expected cash flow approach, upon closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of December 31, 2018 is approximately $18.0 million.
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
11. STOCKHOLDERS' EQUITY
Preferred Stock
Our Board of Directors (the "Board") has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of our common stock. As of December 31, 2018 and 2017, there were no shares of preferred stock outstanding.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock
Prior to October 31, 2016, our certificate of incorporation, as amended and restated, authorized three classes of common stock: Class A common stock, Class B common stock and common stock. On October 31, 2016, each share of our Class A common stock and Class B common stock automatically converted into a single class of common stock pursuant to the terms of our sixth amended and restated certificate of incorporation. Upon conversion, all shares of Class A common stock and Class B common stock were retired.
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
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under a new share repurchase program. The prior share repurchase program, which authorized repurchases up to $700.0 million, expired in April 2018. During the year ended December 31, 2018, we repurchased 3,252,886 shares for an aggregate purchase price of $10.0 million (including fees and commissions) under the new repurchase program. No amounts were repurchased under the prior share repurchase program during the year ended December 31, 2018. As of December 31, 2018, up to $290.0 million of common stock remained available for purchase under the new program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended and Restated Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time.
12. COMPENSATION ARRANGEMENTS
Groupon, Inc. Stock Plans
In January 2008, we adopted the 2008 Stock Option Plan, as amended (the "2008 Plan"), under which options for up to 64,618,500 shares of common stock were authorized to be issued to employees, consultants and directors. The 2008 Plan was frozen in December 2010. In April 2010, we established the Groupon, Inc. 2010 Stock Plan, as amended in April 2011 (the "2010 Plan"), under which options and restricted stock units ("RSUs") for up to 20,000,000 shares of common stock were authorized for future issuance to employees, consultants and directors. No new awards may be granted under the 2010 Plan following our initial public offering in November 2011. In August 2011,we established the Groupon, Inc. 2011 Stock Plan (the "2011 Plan"), as amended in November 2013, May 2014 and June 2016, under which options, RSUs and performance stock units for up to 150,000,000 shares of common stock were authorized for future issuance to employees, consultants and directors.
The Groupon, Inc. Stock Plans described above (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of December 31, 2018, 54,927,088 shares of common stock were available for future issuance under the Plans.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The stock-based compensation expense related to stock awards issued under the Plans and acquisition-related awards are presented within the following line items of the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$1,485	$2,658	$3,940
Marketing	6,948	7,949	8,929
Selling, general and administrative	56,288	70,343	96,654
Restructuring charges	—	849	4,749
Other income (expense), net	100	245	851
Total stock-based compensation expense	$64,821	$82,044	$115,123
We recognized stock-based compensation from discontinued operations of $0.2 million and $3.1 million for the years ended December 31, 2017 and 2016. We also capitalized $7.4 million, $6.2 million, and $9.3 million of stock-based compensation for the years ended December 31, 2018, 2017 and 2016, in connection with internally-developed software. As of December 31, 2018, $95.2 million of unrecognized compensation costs related to unvested employee stock awards are expected to be recognized over a remaining weighted-average period of 1.35 years.
Employee Stock Purchase Plan
We are authorized to grant up to 10,000,000 shares of common stock under our employee stock purchase plan. For the years ended December 31, 2018, 2017 and 2016, 1,621,061, 1,879,656 and 1,669,782 shares of common stock were issued under the ESPP.
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period. Additionally, we are required to issue restricted stock units to settle amounts that exceed targeted bonus amounts under our primary bonus plans. We account for those obligations as a liability-classified award with performance conditions. The table below summarizes restricted stock unit activity under the Plans for the year ended December 31, 2018:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2017	$28,939,110	$4.32
Granted	19,376,465	4.59
Vested	(15,226,639)	4.46
Forfeited	(6,465,504)	4.31
Unvested at December 31, 2018	$26,623,432	$4.47
The weighted-average grant date fair value of restricted stock units granted in 2017 and 2016 was $4.10 and $3.93. The fair value of restricted stock units that vested during each of the three years ended December 31, 2018, 2017 and 2016 was $64.1 million, $67.0 million and $88.2 million.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2018, we granted performance share units for which the maximum number of common shares issuable upon vesting was 7,972,780 shares and the weighted-average grant date fair value was $4.88 per unit. Based on our financial and operational results for the year ended December 31, 2018, 1,261,730 shares with a total grant date fair value of $6.2 million became issuable upon vesting of the performance share units following the Compensation Committee's approval in February 2019.
During the year ended December 31, 2018, 278,635 shares of our common stock were issued related to performance share units granted in the previous year following the Compensation Committee's certification of the financial and operational metrics for the year ended December 31, 2017. The weighted-average grant date fair value of those units was $3.78 per share. The fair value of the performance share units that vested during the year ended December 31, 2018 was $1.3 million.
Restricted Stock Awards
We previously granted restricted stock awards in connection with business combinations. Compensation expense on those awards was recognized on a straight-line basis over the requisite service periods of the awards. During the year ended December 31, 2017, 1.2 million restricted shares with a fair value of $5.2 million vested. The fair value of restricted stock that vested during the year ended December 31, 2016 was $2.2 million. There were no restricted shares outstanding as of December 31, 2017.
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
The table below summarizes the stock option activity for the year ended December 31, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding and exercisable at December 31, 2017	$885,580	$0.62	1.76	$3,967
Exercised	(672,793)	0.12
Forfeited	—	—
Outstanding and exercisable at December 31, 2018	$212,787	1.80	1.37	$298

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of our stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of December 31, 2018 and 2017, respectively.

We did not grant any stock options during the years ended December 31, 2018, 2017 and 2016. The total intrinsic value of options that were exercised during the years ended December 31, 2018, 2017 and 2016 was $3.2 million, $4.0 million and $1.2 million.
13. REVENUE RECOGNITION
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As discussed in Note 2, Summary of Significant Accounting Policies, we previously referred to our product revenue and service revenue as "direct revenue" and "third-party and other revenue," respectively.
Adoption of ASC Topic 606, Revenue from Contracts with Customers
On January 1, 2018, we adopted Accounting Standards Codification Topic 606 using the modified retrospective method. Beginning on January 1, 2018, results are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The adoption of Topic 606 did not significantly impact our presentation of revenue on a gross or net basis. The following changes resulted from the adoption of Topic 606:

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

•
Prior to our adoption of Topic 606, we expensed the incremental costs to obtain contracts with third-party merchants, such as sales commissions, as incurred. Following our adoption of Topic 606, those costs are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. As of December 31, 2018, we had $2.9 million and $11.3 million of deferred contract acquisition costs recorded within Prepaid expenses and other current assets and Other non-current assets, respectively. For the year ended December 31, 2018, we amortized $25.2 million of deferred contract acquisition costs and did not recognize any impairment losses in relation to the deferred costs.

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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
See Note 2, Summary of Significant Accounting Policies, for additional information about our revenue recognition policies after the adoption of Topic 606.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impacts on Consolidated Financial Statements
The following tables summarize the impacts of adopting Topic 606 on our consolidated financial statements as of and for the year ended December 31, 2018 (in thousands):
Consolidated Balance Sheet

	December 31, 2018
	As reported	Effects of Topic 606	Balances without adoption of Topic 606
Total assets	$1,642,142	$(10,948)	$1,631,194
Total liabilities	1,259,531	103,878	1,363,409
Total equity	382,611	(114,826)	267,785
Consolidated Statements of Operations

	Year Ended December 31, 2018
	As reported	Effects of Topic 606	Balances without adoption of Topic 606
Revenue:
Service revenue (1)	$1,205,487	$522	$1,206,009
Product revenue	1,431,259	—	1,431,259
Total revenue	2,636,746	522	2,637,268
Cost of revenue:
Service cost of revenue (2)	120,077	25,436	145,513
Product cost of revenue	1,196,068	—	1,196,068
Cost of revenue (2)	1,316,145	25,436	1,341,581
Gross profit	1,320,601	(24,914)	1,295,687
Operating expenses:
Marketing (3)	395,737	7,867	403,604
Selling, general and administrative (4)	870,961	(3,092)	867,869
Restructuring charges	(136)	—	(136)
Total operating expenses	1,266,562	4,775	1,271,337
Income (loss) from operations	54,039	(29,689)	24,350
Other income (expense), net	(53,008)	—	(53,008)
Income (loss) before provision (benefit) for income taxes	1,031	(29,689)	(28,658)
Provision (benefit) for income taxes (5)	(957)	(803)	(1,760)
Net income (loss)	$1,988	$(28,886)	$(26,898)

(1)
For the year ended December 31, 2018, the adoption of Topic 606 resulted in a $33.3 million decrease to Revenue for refunds on service revenue transactions for which the merchant's share is not recoverable and customer credits issued for relationship purposes, partially offset by increases of $27.2 million related to the timing of recognition of variable consideration from unredeemed vouchers, $2.6 million related to the timing of recognition of revenue from hotel reservation offerings and $3.0 million related to the timing of recognition of breakage revenue from customer credits that are not expected to be used.

(2)	Reflects decreases to Cost of revenue following the adoption of Topic 606 for refunds on service revenue transactions for which the merchant's share is not recoverable.

(3)	Reflects decreases to Marketing expense following the adoption of Topic 606 for customer credits issued for relationship purposes.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Reflects increases to Selling, general and administrative expense for the amortization of deferred contract acquisition costs in excess of amounts capitalized.

(5)
For the year ended December 31, 2018, we recognized an income tax benefit of $6.4 million resulting from the impact of adopting Topic 606 on intercompany activity in certain foreign jurisdictions. That income tax benefit is not reflected in this table, which presents the direct impacts of adopting Topic 606.

Segment and Category Information

	Year Ended December 31, 2018
	As reported	Effects of Topic 606	Balances without adoption of Topic 606
North America
Service revenue:
Local	$752,863	$(1,050)	$751,813
Travel	71,856	(1,460)	70,396
Goods	18,283	113	18,396
Product revenue - Goods	796,393	—	796,393
Total North America revenue	1,639,395	(2,397)	1,636,998

International
Service revenue:
Local	306,700	2,286	308,986
Travel	41,183	(262)	40,921
Goods	14,602	895	15,497
Product revenue - Goods	634,866	—	634,866
Total International revenue	997,351	2,919	1,000,270

Consolidated
Service revenue:
Local	1,059,563	1,236	1,060,799
Travel	113,039	(1,722)	111,317
Goods	32,885	1,008	33,893
Product revenue - Goods	1,431,259	—	1,431,259
Total Consolidated Revenue	$2,636,746	$522	$2,637,268
Contract Balances
A substantial majority of our deferred revenue relates to product sales for which revenue will be recognized as the products are delivered to customers, generally within one week following the balance sheet date. Our deferred revenue was $25.8 million and $25.5 million as of January 1, 2018 and December 31, 2018. The amount of revenue recognized for the year ended December 31, 2018 that was included in the deferred revenue balance at the beginning of the period was $25.1 million.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity in the liability for customer credits for the year ended December 31, 2018 (in thousands):

Customer Credits
Balance as of January 1, 2018	$19,414
Credits issued	126,874
Credits redeemed (1)	(112,161)
Breakage revenue recognized	(18,802)
Foreign currency translation	(207)
Balance as of December 31, 2018	$15,118

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

14. RESTRUCTURING
In September 2015, we commenced a restructuring plan relating primarily to workforce reductions in our international operations. We have also undertaken workforce reductions in our North America segment. In addition to workforce reductions in our ongoing markets, we ceased operations in 17 countries within our International segment as part of the restructuring plan between September 2015 and March 2016. Those country exits, which generally comprised our smallest international markets, resulted from a series of separate decisions made at different times during that period that were not part of an overall strategic shift. Costs related to the restructuring plan are classified as Restructuring charges on the consolidated statements of operations. The actions under our restructuring plan were completed as of September 30, 2017 and substantially all of the cash payments for actions under that plan were disbursed as of December 31, 2018.
During the third quarter of 2017, we reached a decision to cease most of our food delivery operations and entered into a long-term commercial agreement with a subsidiary of Grubhub that will allow us to provide customers with the ability to order food delivery through our websites and mobile applications in the United States from Grubhub's network of restaurant merchants. See Note 6, Goodwill and Other Intangible Assets, for additional information. For the year ended December 31, 2017, our restructuring costs associated with ceasing those food delivery operations were $2.6 million, primarily related to employee severance. Additionally, we entered into an agreement to sell customer lists and other intangible assets in certain food delivery markets to Grubhub.
We incurred cumulative costs for employee severance and benefits and other exit costs of $80.1 million under the plan since its inception in September 2015. In addition to those costs, we incurred cumulative long-lived asset impairment charges of $7.5 million resulting from our restructuring activities. The amounts presented in Restructuring charges for the year ended December 31, 2018 reflect changes in estimates related to prior actions.
The following tables summarize costs incurred by segment related to the restructuring plan for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31, 2018
	Employee Severance and Benefit Costs	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$—	$—	$177	$177
International	(353)	—	40	(313)
Consolidated	$(353)	$—	$217	$(136)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017
	Employee Severance and Benefit Costs (1)	Asset Impairments	Other Exit Costs	Total Restructuring Charges
North America	$8,172	$—	$3,826	$11,998
International	4,814	—	2,016	6,830
Consolidated	$12,986	$—	$5,842	$18,828

	Year Ended December 31, 2016
	Employee Severance and Benefit Costs (1)	Asset Impairments (2)	Other Exit Costs	Total Restructuring Charges
North America	$8,548	$45	$3,304	$11,897
International	25,499	283	2,759	28,541
Consolidated	$34,047	$328	$6,063	$40,438

(1)	The employee severance and benefit costs for the years ended December 31, 2017 and 2016 related to the termination of approximately 750 and 900 employees.

(2)	Asset impairments related to property, equipment and software that were determined to be impaired as a result of our restructuring activities.
The following table summarizes restructuring liability activity for the years ended December 31, 2018 and 2017 (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2016	$14,135	$2,260	$16,395
Charges payable in cash (1)	12,140	5,842	17,982
Cash payments	(23,117)	(7,826)	(30,943)
Foreign currency translation	659	28	687
Balance as of December 31, 2017	$3,817	$304	$4,121
Charges payable in cash	(353)	217	(136)
Cash payments	(2,256)	(521)	(2,777)
Foreign currency translation	(89)	—	(89)
Balance as of December 31, 2018	$1,119	$—	$1,119

(1)	Excludes stock-based compensation of $0.8 million related to accelerated vesting of stock-based compensation awards for certain employees terminated as a result of our restructuring activities.
15. INCOME TAXES
The components of pretax income (loss) from continuing operations for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$23,349	$30,095	$(119,095)
International	(22,318)	6,050	(52,432)
Income (loss) before provision (benefit) for income taxes	$1,031	$36,145	$(171,527)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016 was allocated between continuing operations and discontinued operations as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Continuing Operations	$(957)	$7,544	$(5,318)
Discontinued Operations	—	—	2,771
Total	$(957)	$7,544	$(2,547)
The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2018, 2017 and 2016 consisted of the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current taxes:
U.S. federal	$768	$(120)	$(1,093)
State	57	191	912
International	3,218	6,870	5,311
Total current taxes	4,043	6,941	5,130
Deferred taxes:
U.S. federal	(319)	(1,335)	(4,262)
State	—	50	(11)
International	(4,681)	1,888	(6,175)
Total deferred taxes	(5,000)	603	(10,448)
Provision (benefit) for income taxes	$(957)	$7,544	$(5,318)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The items accounting for differences between the income tax provision (benefit) from continuing operations computed at the U.S. federal statutory rate and the provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S. federal income tax provision (benefit) at statutory rate	$216	$12,651	$(60,035)
Foreign income and losses taxed at different rates (1)	2,113	4,524	9,410
State income taxes, net of federal benefits, and state tax credits	1,966	(4,980)	(4,694)
Change in valuation allowances	3,829	(36,057)	13,797
Effect of income tax rate changes on deferred items (2)	1,544	20,466	7,135
Tax effects of intercompany transactions	607	3,332	853
Adjustments related to uncertain tax positions	18	1,824	(4,899)
Non-deductible stock-based compensation expense	3,239	5,002	6,724
Tax shortfalls on stock-based compensation awards	(335)	4,290	12,585
Non-deductible (or non-taxable) change in fair value of investment	—	—	4,484
Federal research and development credits	(8,331)	(7,862)	(8,547)
Forgiveness of intercompany liabilities	(1,340)	(2,494)	15,187
Deductions for investments in subsidiaries that have ceased operations	—	—	(645)
Ordinary stock loss	(11,815)	—	—
Non-taxable gains on business dispositions	—	—	(3,481)
Non-deductible or non-taxable items	7,332	6,848	6,808
Provision (benefit) for income taxes	$(957)	$7,544	$(5,318)

(1)
Tax rates in foreign jurisdictions were generally lower than the U.S. federal statutory rate through December 31, 2018. This results in an adverse impact to the provision (benefit) for income taxes in this rate reconciliation for the years ended December 31, 2018, 2017 and 2016, prior to the impact of valuation allowances, due to the net pretax losses from continuing operations in certain foreign jurisdictions with lower tax rates.

(2)
The effect of income tax rate changes on deferred items for the year ended December 31, 2017 is primarily related to the U.S. tax reform legislation that was signed into law on December 22, 2017, which included a reduction of the U.S. Federal income tax rate to 21 percent. That rate reduction did not impact our provision for income taxes for the year ended December 31, 2017 due to the valuation allowance against our U.S. net deferred tax assets.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred income tax assets and liabilities consisted of the following components as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accrued expenses and other liabilities	$25,694	$36,786
Stock-based compensation	5,167	3,720
Net operating loss and tax credit carryforwards	206,328	208,040
Intangible assets, net	16,482	23,722
Investments	5,916	814
Unrealized foreign currency exchange losses	1,882	2,771
Other	1,021	687
Total deferred tax assets	262,490	276,540
Less: Valuation allowances	(228,023)	(238,702)
Deferred tax assets, net of valuation allowance	34,467	37,838
Deferred tax liabilities:
Prepaid expenses and other assets	(12,737)	(10,011)
Property, equipment and software, net	(12,576)	(11,315)
Convertible senior notes	(2,457)	(2,773)
Deferred revenue	(7,255)	(10,436)
Total deferred tax liabilities	(35,025)	(34,535)
Net deferred tax asset (liability)	$(558)	$3,303
We have incurred significant losses in recent periods and had an accumulated deficit of $1,010.5 million as of December 31, 2018. As a result, we maintained valuation allowances against our domestic deferred tax assets and substantially all of our foreign deferred tax assets as of December 31, 2018 and 2017 to reduce their carrying values to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.
We had $233.1 million of federal and $1,057.5 million of state net operating loss carryforwards as of December 31, 2018, which will begin expiring in 2027 and 2019. As of December 31, 2018, we had $462.2 million of foreign net operating loss carryforwards, a significant portion of which carry forward for an indefinite period.
We are subject to taxation in the United States, state jurisdictions and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not criterion, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity related to our gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning Balance	$87,359	$80,081	$79,637
Increases related to prior year tax positions	1,500	960	1,708
Decreases related to prior year tax positions	(21)	(1,196)	(3,154)
Increases related to current year tax positions	7,533	9,571	11,443
Decreases based on settlements with taxing authorities	—	—	(3,176)
Decreases due to lapse of statute limitations	(9,447)	(3,777)	(4,906)
Foreign currency translation	713	1,720	(1,471)
Ending Balance	$87,637	$87,359	$80,081
The total amount of unrecognized tax benefits as of December 31, 2018, 2017 and 2016 that, if recognized, would affect the effective tax rate are $33.3 million, $37.6 million and $34.5 million, respectively.
We recognized $1.6 million, $0.2 million and $1.2 million of interest and penalties within Provision (benefit) for income taxes on our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016. Total accrued interest and penalties as of December 31, 2018, 2017 and 2016 were $5.4 million, $4.8 million and $4.6 million, and are included within Other non-current liabilities in our consolidated balance sheets.
We are currently under IRS audit for the 2013 and 2014 tax years. Additionally, we are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We recognized income tax benefits of $7.9 million, $3.0 million and $8.4 million for the years ended December 31, 2018, 2017 and 2016, as a result of new information that impacted our estimates of the amounts that are more-likely-than not of being realized upon settlement of the related tax positions and due to expirations of the applicable statutes of limitations. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $109.6 million. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $49.7 million in unrecognized tax benefits may occur within the 12 months following December 31, 2018 upon closing of income tax audits or the expiration of applicable statutes of limitations.
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
We previously made provisional estimates for the impact of the Jobs Act as of and for the year ended December 31, 2017 related to the re-measurement of deferred income taxes, valuation allowances, uncertain tax positions, and our assessment of permanently reinvested earnings. Additionally, while we did not expect to incur the deemed repatriation tax established by the Jobs Act due to the aggregate cumulative losses of our foreign operations, we had not previously finalized the related calculations. As of December 31, 2018, we have completed our accounting and measurement analyses related to the income tax effects of the Jobs Act and no significant adjustments to the provisional amounts were recorded during the year ended December 31, 2018.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Jobs Act also establishes global intangible low-taxed income ("GILTI") provisions that impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Our accounting policy for the income tax effects of GILTI will be to recognize those taxes as expenses in the period incurred.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax established by the Jobs Act, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of December 31, 2018 and 2017 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. This opinion reversed an earlier decision of the United States Tax Court. On August 7, 2018, the Ninth Circuit Court of Appeals withdrew its July 24, 2018 opinion. We are continuing to monitor the status of the case; however, we currently do not expect that it will have a material impact on our provision for income taxes for the year ending December 31, 2019 due to the valuation allowances against our net deferred tax assets in the related jurisdictions.
16. VARIABLE INTEREST ENTITY
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
In 2011, we entered into an arrangement with a strategic partner to offer deals related to live events, and a limited liability company ("LLC") was established to administer that arrangement. Groupon and the strategic partner each own 50% of the outstanding LLC interests and income and cash flows of the LLC are allocated based on agreed upon percentages specified in the related LLC agreement.
Our obligations associated with our interests in the LLC are primarily administering transactions, contributing intellectual property, identifying deals and promoting the sale of deal offerings, coordinating the distribution of deal offerings and providing the record keeping.
Under the LLC agreement, as amended, the LLC shall be dissolved upon the occurrence of any of the following events: (1) either party becoming a majority owner; (2) July 11, 2019; (3) certain elections of Groupon or the strategic partner based on the operational performance of the LLC or other changes to certain terms in the agreement; (4) election of either Groupon or the strategic partner in the event of bankruptcy by the other party; (5) sale of the LLC; or (6) a court's dissolution of the LLC. We intend to negotiate an extension to this agreement.
We have determined that the LLC is a VIE and that we are its primary beneficiary. We consolidate the LLC because we have the power to direct the activities of the LLC that most significantly impact the LLC's economic performance. In particular, we identify and promote the deal offerings, provide all of the operational and back office support, present the LLC's deal offerings via our websites and mobile applications and provide the editorial resources that create the verbiage for the related deal offers.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. FAIR VALUE MEASUREMENTS
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
Fair value option investments and available-for-sale securities. To determine the fair value of our fair value option investments each period, we first estimate the fair value of each entity in its entirety. We primarily use the discounted cash flow method, which is an income approach, to estimate the fair value of the investees. The key inputs to determining fair values under that approach are cash flow forecasts and discount rates. As of December 31, 2018 and 2017, we applied discount rates of 21% and 22%, in our discounted cash flow valuations for Monster LP. We also use a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of each entity. The discounted cash flow and market multiple valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of each entity. Once we determine the fair value of each entity, we then determine the fair value of our specific investments in those entities. The entities have complex capital structures, so we apply an option-pricing model that considers the liquidation preferences of each investee’s respective classes of ownership interests to determine the fair value of our investment in each entity.
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
Contingent consideration. We are subject to a contingent consideration arrangement to transfer a maximum payout in cash of $2.5 million to the former owners of a business acquired on April 30, 2018. See Note 4, Business Combinations, for further discussion of that acquisition. Additionally, we had contingent obligations in prior periods to transfer cash to the former owners of a previous business acquisition if specified financial results were met (i.e. an earnout).
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred in the related business combination and

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsequent changes in fair value recorded in earnings within Selling, general and administrative expense on the consolidated statements of operations.
We use an income approach to value contingent consideration obligations based on the present value of probability-weighted future cash flows. We classify the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes.
The following tables summarize assets that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fair value option investments	$73,902	$—	$—	$73,902
Available-for-sale securities:
Redeemable preferred shares	10,340	—	—	10,340
Liabilities:
Contingent consideration	1,529	—	—	1,529

		Fair Value Measurement at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$137,975	$137,975	$—	$—
Fair value option investments	82,966	—	—	82,966
Available-for-sale securities:
Convertible debt securities	11,354	—	—	11,354
Redeemable preferred shares	15,431	—	—	15,431

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Assets
Fair value option investments:
Beginning Balance	$82,966	$82,584	$130,725
Total gains (losses) included in earnings	(9,064)	382	(48,141)
Ending Balance	$73,902	$82,966	$82,584
Unrealized (losses) gains still held (1)	$(9,064)	$382	$(48,141)
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$11,354	$10,038	$10,116
Purchases and acquisition of convertible debt securities	—	1,612	—
Proceeds from sales and maturities of convertible debt securities	(8,594)	(1,843)	(1,685)
Transfer to other equity method investment upon conversion of convertible debt security	(4,008)	—	—
Total gains (losses) included in other comprehensive income (loss)	(1,148)	(437)	703
Total gains (losses) included in earnings(2)	2,396	1,984	904
Ending Balance	$—	$11,354	$10,038
Unrealized gains (losses) still held (1)	$—	$1,303	$1,607
Redeemable preferred shares:
Beginning Balance	$15,431	$17,444	$22,834
Total gains (losses) included in other comprehensive income (loss)	379	931	(816)
Other-than-temporary impairment included in earnings	(5,470)	(2,944)	—
Transfer to cost method investment classification upon elimination of redemption feature	—	—	(4,574)
Ending Balance	$10,340	$15,431	$17,444
Unrealized gains (losses) still held (1)	$(5,091)	$(2,013)	$(816)

Liabilities
Contingent Consideration:
Beginning Balance	$—	$14,588	$10,781
Issuance of contingent consideration in connection with acquisitions	1,589	—	—
Settlements of contingent consideration liabilities	—	(7,858)	—
Reclass to non-fair value liabilities when no longer contingent	—	(6,778)	(285)
Total losses (gains) included in earnings	56	48	4,092
Foreign currency translation	(116)	—	—
Ending Balance	$1,529	$—	$14,588
Unrealized losses (gains) still held (1)	$56	$—	$3,966

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. For the year ended December 31, 2018, we recorded a $4.6 million impairment of an other equity investment. To determine the fair value of the investment, we considered the financial condition of the investee and applied a market approach. We have classified the fair value measurement of that other equity investment as Level 3 because it involves significant unobservable inputs. For the year ended December 31, 2016, we recorded a $0.3 million impairment charge related to property, equipment and software as a

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result of our restructuring activities (refer to Note 14, Restructuring). Those long lived assets were written down to their estimated fair values of zero as of December 31, 2016.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the carrying amount and fair value of equity securities that were classified as cost method investments as of December 31, 2017 (in thousands):

	December 31, 2017
	Carrying Amount	Fair Value
Cost method investments (1)	$25,438	$32,792

(1)
See Note 2, Summary of Significant Accounting Policies, and Note 7, Investments, for information about our adoption of ASU 2016-01 on January 1, 2018 and its impact on accounting for equity investments without readily determinable fair values that were previously subject to the cost method of accounting.

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
Our other financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of December 31, 2018 and 2017 due to their short-term nature.
18. INCOME (LOSS) PER SHARE
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
Each share of our Class A and Class B common stock automatically converted into a single class of common stock on October 31, 2016. Refer to Note 11, Stockholders' Equity, for additional information. Prior to the conversion, we computed net income (loss) per share of Class A and Class B common stock using the two class method. Under the two-class method, the undistributed earnings for each period were allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights were identical for Class A and Class B common shares, the undistributed earnings were allocated on a proportionate basis. Under the two-class method, the computation of diluted net income (loss) per share of Class A common stock would reflect the conversion of Class B common stock, if dilutive, while the computation of diluted net income (loss) per share of Class B common stock would not reflect the conversion of those shares.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2018 and 2017 (in thousands, except share amounts and per share amounts):

	Year Ended December 31,
	2018	2017
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$1,988	$28,601
Less: Net income (loss) attributable to noncontrolling interests	13,067	12,587
Net income (loss) attributable to common stockholders - continuing operations	$(11,079)	$16,014
Net income (loss) attributable to common stockholders - discontinued operations	—	(1,974)
Net income (loss) attributable to common stockholders	$(11,079)	$14,040
Denominator
Shares used in computation of basic net income (loss) per share	566,511,108	559,367,075
Weighted-average effect of diluted securities:
Stock Options	—	842,047
Restricted Stock	—	488,773
Restricted Stock Units	—	7,153,674
Employee Stock Purchase Plan	—	201,504
Performance Share Units and Performance Bonus Awards	—	365,298
Shares used in computation of diluted net income (loss) per share	566,511,108	568,418,371

Basic net income (loss) per share:
Continuing operations	$(0.02)	$0.03
Discontinued operations	0.00	(0.00)
Basic net income (loss) per share	$(0.02)	$0.03

Diluted net income (loss) per share:
Continuing operations	$(0.02)	$0.03
Discontinued operations	0.00	(0.01)
Diluted net income (loss) per share	$(0.02)	$0.02
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

The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Year Ended December 31,
	2018	2017	2016
Restricted stock units	30,552,028	8,087,545	33,480,458
Other stock-based compensation awards	2,041,099	13,000	3,850,389
Convertible senior notes	46,296,300	46,296,300	34,213,474
Warrants	46,296,300	46,296,300	29,761,907
Total	125,185,727	100,693,145	101,306,228

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by our chief operating decision maker to assess performance and make resource allocation decisions. Prior to the first quarter 2017, we organized our operations into three operating segments: North America, EMEA and Rest of World. As a result of the dispositions discussed in Note 3, Discontinued Operations and Other Business Dispositions, which represented a substantial majority of our international operations outside of EMEA and resulted in changes to our internal reporting and leadership structure, we updated our segments in the first quarter of 2017 to report two operating segments: North America and International. Our operating segments continue to be the same as our reportable segments. In addition, we changed our measure of segment profitability in the first quarter of 2017. Historically, segment operating results reflected operating income (loss) excluding stock-based compensation and acquisition-related expense (benefit), net. In connection with the internal reporting changes in the first quarter of 2017, the measure of segment profitability has been changed to operating income (loss), unadjusted. Prior period segment information has been retrospectively adjusted to reflect those changes.
The following table summarizes revenue by reportable segment and category for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
North America
Service revenue:
Local	$752,863	$825,579	$762,314
Travel	71,856	78,495	82,577
Goods	18,283	16,768	9,068
Product revenue - Goods	796,393	993,326	1,297,810
Total North America revenue (1)	1,639,395	1,914,168	2,151,769

International
Service revenue:
Local	306,700	281,466	270,045
Travel	41,183	43,786	49,756
Goods	14,602	20,358	32,681
Product revenue - Goods	634,866	584,099	509,364
Total International revenue (1)	$997,351	$929,709	$861,846

(1)
North America includes revenue from the United States of $1,600.2 million, $1,884.7 million and $2,120.3 million for the years ended December 31, 2018, 2017 and 2016. International includes revenue from the United Kingdom of $390.4 million, $343.9 million and $321.9 million for the years ended December 31, 2018, 2017 and 2016. There were no other individual countries that represented more than 10% of consolidated total revenue for the years ended December 31, 2018, 2017 and 2016. Revenue is attributed to individual countries based on the location of the customer. In prior periods, revenue was attributed to individual countries based on the domicile of the legal entities within our consolidated group that undertook those transactions. Beginning in the second quarter of 2017, we updated our attribution of revenue by country to be based on the location of the customer. Prior period revenue amounts by country have been retrospectively adjusted to reflect that change in attribution.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes gross profit by reportable segment and category for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
North America
Service gross profit:
Local	$671,352	$708,573	$660,983
Travel	57,945	60,594	64,355
Goods	15,302	12,929	7,470
Product gross profit - Goods	146,085	145,582	152,739
Total North America gross profit	890,684	927,678	885,547

International
Service gross profit:
Local	289,427	265,348	250,435
Travel	38,132	40,288	45,191
Goods	13,252	17,910	27,976
Product gross profit - Goods	89,106	82,637	71,504
Total International gross profit	$429,917	$406,183	$395,106
The following table summarizes operating income by reportable segment for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Operating income (loss) (1) (2) (3) (4) :
North America	$19,909	$(45)	$(85,423)
International	34,130	29,480	(14,815)
Total operating income (loss)	$54,039	$29,435	$(100,238)

(1)
Includes stock-based compensation of $59.7 million, $76.1 million and $104.7 million for North America and $5.0 million, $5.7 million and $9.5 million for International for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Includes acquisition-related (benefit) expense, net of $0.7 million for International for the year ended December 31, 2018 and $5.7 million for North America for the year ended December 31, 2016.

(3)	Includes restructuring charges for North America and International. See Note 14, Restructuring, for restructuring charges by segment.

(4)
Includes a $34.6 million charge related to the IBM patent litigation matter for North America for the year ended December 31, 2018. See Note 10, Commitments and Contingencies, for additional information.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes total assets by reportable segment as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Total assets:
North America (1)	$958,412	$1,045,072
International (1)	683,730	632,433
Consolidated total assets	$1,642,142	$1,677,505

(1)
North America contains assets from the United States of $940.5 million and $1,006.2 million as of December 31, 2018 and 2017. International contains assets from Ireland of $204.6 million and $219.7 million as of December 31, 2018 and 2017. There were no other individual countries that represented more than 10% of consolidated total assets as of December 31, 2018 and 2017.

The following table summarizes tangible property and equipment, net of accumulated depreciation and amortization, by reportable segment as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
North America (1)	$51,032	$63,402
International (2)	20,773	21,850
Consolidated total	$71,805	$85,252

(1)	Substantially all tangible property and equipment within North America is located in the United States.

(2)
Tangible property and equipment, net located within Ireland represented approximately 12% of our consolidated tangible property and equipment, net as of December 31, 2017. There were no other individual countries located outside of the United States that represented more than 10% of consolidated tangible property and equipment, net as of December 31, 2018 and 2017.

The following table summarizes depreciation and amortization of property, equipment and software and intangible assets by reportable segment for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
North America	$101,419	$121,616	$116,865
International	14,409	16,211	19,044
Consolidated total	$115,828	$137,827	$135,909
The following table summarizes expenditures for additions to tangible long-lived assets by reportable segment for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
North America	$6,194	$5,917	$9,770
International	10,393	5,106	5,255
Consolidated total	$16,587	$11,023	$15,025
20. RELATED PARTY TRANSACTION
On December 28, 2016, we entered into a sublease for portions of our office space in Chicago, Illinois to Uptake, Inc. ("Uptake"), a Lightbank LLC ("Lightbank") portfolio company. Eric Lefkofsky, our Chairman of the Board, is a co-founder and owns a significant equity interest in Lightbank. The sublease was negotiated on an arm’s-length basis and is a market rate transaction on terms that we believe are no less favorable than would have been reached with an unrelated third party. The sublease extends through January 31, 2026 and the sublease rentals over that term total approximately $18.2 million. Pursuant to our related party transaction policy, our Audit Committee approved us entering

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

into the sublease. For the years ended December 31, 2018 and 2017, we recognized $2.1 million and $1.9 million, in income from the sublease.
21. QUARTERLY RESULTS (UNAUDITED)
The following table represents data from our unaudited consolidated statements of operations for the most recent eight quarters. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to fairly state the information for the periods presented. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands, except share and per share amounts).

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2018	2018 (2)	2018 (2)	2018	2017	2017	2017	2017
Consolidated Statements of Operations Data:
Revenue	$799,927	$592,883	$617,396	$626,540	$873,166	$634,466	$662,619	$673,626
Cost of revenue	433,858	286,894	293,738	301,655	486,248	325,041	334,552	364,175
Gross profit	366,069	305,989	323,658	324,885	386,918	309,425	328,067	309,451
Income (loss) from operations	61,876	53,023	(64,245)	3,385	49,726	(1,213)	(7,398)	(11,680)
Income (loss) from continuing operations (1)	49,862	47,175	(92,254)	(2,795)	51,071	3,802	(5,403)	(20,869)
Income (loss) from discontinued operations, net of tax	—	—	—	—	(223)	(862)	(1,376)	487
Net income (loss) attributable to Groupon, Inc.	46,228	44,615	(95,034)	(6,888)	47,721	59	(9,326)	(24,414)
Basic net income (loss) per share (3) :
Continuing operations	$0.08	$0.08	$(0.17)	$(0.01)	$0.09	$0.00	$(0.01)	$(0.04)
Discontinued operations	0.00	0.00	0.00	0.00	(0.00)	(0.00)	(0.01)	0.00
Basic net income (loss) per share	$0.08	$0.08	$(0.17)	$(0.01)	$0.09	$0.00	$(0.02)	$(0.04)
Diluted net income (loss) per share (3):
Continuing operations	$0.08	$0.08	$(0.17)	$(0.01)	$0.08	$0.00	$(0.01)	$(0.04)
Discontinued operations	0.00	0.00	0.00	0.00	(0.00)	(0.00)	(0.01)	0.00
Diluted net income (loss) per share	$0.08	$0.08	$(0.17)	$(0.01)	$0.08	$0.00	$(0.02)	$(0.04)

(1)
Income (loss) from continuing operations includes restructuring charges of $11.5 million, $4.6 million and $2.7 million for the three months ended September 30, 2017, June 30, 2017 and March 31, 2017. Restructuring charges were not material for any quarterly period during the year ended December 31, 2018 or for the three months ended December 31, 2017.

(2)
Income (loss) from continuing operations includes a $40.4 million benefit and $75.0 million charge for the three months ended September 30, 2018 and June 30, 2018, related to our patent litigation with IBM. See Note10, Commitments and Contingencies, for additional information.

(3)	The sum of per share amounts for quarterly periods may not equal year-to-date amounts due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Based on this evaluation, our management concluded that, as of December 31, 2018, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Groupon, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 12, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP

Chicago, Illinois
February 12, 2019

ITEM 9B. OTHER INFORMATION
On February 9, 2019, the Compensation Committee (the “Compensation Committee”) of the Board of Directors in connection with its annual compensation review process approved a change in the allocation between base salary and target bonus of each named executive officer’s compensation. Specifically, the Compensation Committee approved an increase in the 2019 annual base salary of each named executive officer and a corresponding reduction of the same amount in each executive’s 2019 target annual incentive amount, so that each executive’s 2019 total target cash compensation remains the same as in 2018. The resulting 2019 base salary and target annual incentive amounts for the named executive officers are as follows:

Name and Position	2019 Base Salary	2019 Target Bonus
Rich Williams, Chief Executive Officer	$850,000	$650,000
Michael Randolfi, Chief Financial Officer	$600,000	$400,000
Stephen Krenzer, Chief Operating Officer	$725,000	$525,000
Dane Drobny, General Counsel and Corporate Secretary	$550,000	$350,000
On February 12, 2019, in addition to the regular annual equity awards of restricted stock units and performance stock units consistent with prior practice, we granted to each named executive officer a special retention award of performance stock units (“Supplemental PSUs”) that will vest if our average daily closing stock price is equal to or greater than a specified stock price over a period of 30 consecutive trading days prior to December 31, 2022, as follows (with number of Supplemental PSUs indicated per executive): Mr. Williams, 3,000,000; Mr. Randolfi, 1,000,000; Mr. Krenzer, 1,333,333; and Mr. Drobny, 666,667. The Supplemental PSUs will also vest if a change in control occurs during the performance period at the specified stock price (and on a proportional basis for a change in control price between the grant date price and the specified stock price) or if the executive’s employment is terminated without cause or by the executive for good reason (as defined in the executive’s severance benefit agreement) within 120 days prior to vesting, subject to certain other limitations.
In addition, as part of our review of the terms of our severance benefits agreements, on February 9, 2019, the Compensation Committee authorized amendments to the severance benefit agreements with the named executive officers to extend the change in control protection period for certain terminations of employment (which would trigger change in control severance benefits) from 12 months following a change in control to 24 months following a change in control.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Directors is incorporated by reference from the information under the captions "Board of Directors" and "Corporate Governance at Groupon" in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2018 ("2019 Proxy Statement"). Information regarding our Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board Committees" and "Audit Committee Report" in our 2019 Proxy Statement. Information regarding our Executive Officers can be found in Part I of this Annual Report on Form 10-K. Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2019 Proxy Statement.
Code of Ethics
We have adopted a Code of Conduct, which is applicable to our chief executive officer, chief financial officer and other principal executive and senior financial officers. Our Code of Conduct is available through our website (www.groupon.com). Information about the Code of Conduct is incorporated by reference from the information under the caption "Corporate Governance at Groupon" in our 2019 Proxy Statement. We will post any amendment to or waiver from the provisions of the Code of Conduct that applies to the above executive officers on our investor relations website (investor.groupon.com) under the caption "Corporate Governance."
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information under the captions "Named Executive Officer Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2019 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information under the captions "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in our 2019 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information under the captions "Corporate Governance at Groupon," "Board Independence and Expertise" and "Certain Relationships and Related Party Transactions" in our 2019 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information under the caption "Independent Registered Public Accounting Firm" in our 2019 Proxy Statement.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) We have filed the following documents as part of the Annual Report on Form 10-K
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2018 and 2017 and for the Years Ended December 31, 2018, 2017 and 2016

 (2) Financial Statement Schedules - Groupon, Inc.
Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense(1)	Acquisitions and Other	Balance at End of Year
	(in thousands)
TAX VALUATION ALLOWANCE:
Year ended December 31, 2018	238,702	3,829	(14,508)	228,023
Year ended December 31, 2017	220,611	10,476	7,615	238,702
Year ended December 31, 2016	205,152	13,797	1,662	220,611

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

10.8	2011 Incentive Plan, as amended and restated effective as of October 31, 2016 (incorporated by reference to the Company's Current Report on Form 8-K filed on October 31, 2016).**
10.9	Non-Employee Directors’ Compensation Plan **
10.10	Form of Notice of Restricted Stock Award under 2011 Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).**
10.11
Form of Notice of Performance Share Unit Award and Form of Performance Share Unit Award Agreement under 2011 Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.12
Form of Notice of Performance Share Unit Award and Form of performance Share Unit Award Agreement under 2011 Incentive Plan (incorporate by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

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

10.15
Amendment No. 1 to Voting Agreement, dated as of February 13, 2018, by and among Eric Lefkofsky, Green Media, LLC, Bradley Keywell, Rugger Ventures LLC, A-G Holdings, L.P., and Groupon, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 14, 2018)

10.16
Form of Note Hedge Confirmation, dated as of May 9, 2016, between the Company and each of the counterparties thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2016).

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

Item 16. Form 10-K Summary (optional)
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February 2019.

GROUPON, INC.
By:	/s/ RICH WILLIAMS
	Name:	Rich Williams
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Rich Williams, Michael Randolfi and Melissa Thomas, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 12, 2019.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February 2019.

Signature	Title

/s/ Rich Williams	Chief Executive Officer and Director (Principal Executive Officer)
Rich Williams
/s/ Michael Randolfi	Chief Financial Officer (Principal Financial Officer)
Michael Randolfi
/s/ Melissa Thomas	Chief Accounting Officer and Treasurer (Principal Accounting Officer)
Melissa Thomas
/s/ Eric Lefkofsky	Director
Eric Lefkofsky
/s/ Michael Angelakis	Director
Michael Angelakis
/s/ Peter J. Barris	Director
Peter J. Barris
/s/ Robert J. Bass	Director
Robert J. Bass
/s/ Theodore J. Leonsis	Director
Theodore J. Leonsis
/s/ Joseph Levin	Director
Joseph Levin
/s/ Deborah Wahl	Director
Deborah Wahl
/s/ Ann E. Ziegler	Director
Ann E. Ziegler