Form 10-Q
period 2019-03-31
Groupon, Inc.
filed 2019-04-30
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Yes  ☒         No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐        No  ☒
As of April 26, 2019, there were 568,198,215 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, risks related to volatility in our operating results; execution of our business and marketing strategies; retaining existing customers and adding new customers; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments and any potential adverse impact from the United Kingdom's likely exit from the European Union; retaining and adding high quality merchants; our voucherless offerings; cybersecurity breaches; reliance on cloud-based computing platforms; competing successfully in our industry; changes to merchant payment terms; providing a strong mobile experience for our customers; maintaining and improving our information technology infrastructure; delivery and routing of our emails; claims related to product and service offerings; managing inventory and order fulfillment risks; litigation; managing refund risks; retaining and attracting members of our executive team; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; tax liabilities; tax legislation; protecting our intellectual property; maintaining a strong brand; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness, including refinancing our credit facility; global economic uncertainty; our common stock, including volatility in our stock price; our convertible senior notes; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission ("SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," the "Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$645,610	$841,021
Accounts receivable, net	83,658	69,493
Prepaid expenses and other current assets	82,686	88,115
Total current assets	811,954	998,629
Property, equipment and software, net	136,570	143,117
Right-of-use assets - operating leases, net	103,101	—
Goodwill	324,579	325,491
Intangible assets, net	42,659	45,401
Investments (including $42,888 and $84,242 at March 31, 2019 and December 31, 2018, at fair value)	66,913	108,515
Other non-current assets	20,236	20,989
Total Assets	$1,506,012	$1,642,142
Liabilities and Equity
Current liabilities:
Accounts payable	$25,312	$38,359
Accrued merchant and supplier payables	512,728	651,781
Accrued expenses and other current liabilities	256,060	267,034
Total current liabilities	794,100	957,174
Convertible senior notes, net	204,844	201,669
Operating lease obligations	110,999	—
Other non-current liabilities	53,673	100,688
Total Liabilities	1,163,616	1,259,531
Commitments and contingencies (see Note 7)
Stockholders' Equity
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized; 764,245,924 shares issued and 567,982,801 shares outstanding at March 31, 2019; 760,939,440 shares issued and 569,084,312 shares outstanding at December 31, 2018	76	76
Additional paid-in capital	2,248,616	2,234,560
Treasury stock, at cost, 196,263,123 and 191,855,128 shares at March 31, 2019 and December 31, 2018	(892,546)	(877,491)
Accumulated deficit	(1,052,986)	(1,010,499)
Accumulated other comprehensive income (loss)	37,915	34,602
Total Groupon, Inc. Stockholders' Equity	341,075	381,248
Noncontrolling interests	1,321	1,363
Total Equity	342,396	382,611
Total Liabilities and Equity	$1,506,012	$1,642,142
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Service	$285,827	$301,797
Product	292,583	324,743
Total revenue	578,410	626,540
Cost of revenue:
Service	28,627	31,145
Product	243,767	270,510
Total cost of revenue	272,394	301,655
Gross profit	306,016	324,885
Operating expenses:
Marketing	93,397	99,156
Selling, general and administrative	210,424	222,344
Total operating expenses	303,821	321,500
Income (loss) from operations	2,195	3,385
Other income (expense), net	(46,855)	(8,515)
Income (loss) from continuing operations before provision (benefit) for income taxes	(44,660)	(5,130)
Provision (benefit) for income taxes	(3,490)	(2,335)
Income (loss) from continuing operations	(41,170)	(2,795)
Income (loss) from discontinued operations, net of tax	2,162	—
Net income (loss)	(39,008)	(2,795)
Net income attributable to noncontrolling interests	(3,479)	(4,093)
Net income (loss) attributable to Groupon, Inc.	$(42,487)	$(6,888)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.08)	$(0.01)
Discontinued operations	0.01	0.00
Basic and diluted net income (loss) per share	$(0.07)	$(0.01)

Weighted average number of shares outstanding
Basic	570,095,128	561,735,937
Diluted	570,095,128	561,735,937

Comprehensive income (loss):
Net income (loss)	$(39,008)	$(2,795)
Other comprehensive income (loss):
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	3,272	(1,568)
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $13 and $0 for the three months ended March 31, 2019 and 2018)	41	(501)
Other comprehensive income (loss) from continuing operations	3,313	(2,069)
Other comprehensive income (loss) from discontinued operations	—	—
Other comprehensive income (loss)	3,313	(2,069)

Comprehensive income (loss)	(35,695)	(4,864)
Comprehensive income (loss) attributable to noncontrolling interest	(3,479)	(4,093)
Comprehensive income (loss) attributable to Groupon, Inc.	$(39,174)	$(8,957)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	760,939,440	$76	$2,234,560	(191,855,128)	$(877,491)	$(1,010,499)	$34,602	$381,248	$1,363	$382,611
Net income (loss)	—	—	—	—	—	(42,487)	—	(42,487)	3,479	(39,008)
Foreign currency translation	—	—	—	—	—	—	3,272	3,272	—	3,272
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	41	41	—	41
Exercise of stock options	12,500	—	8	—	—	—	—	8	—	8
Vesting of restricted stock units and performance share units	4,160,415	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	719,297	—	1,998	—	—	—	—	1,998	—	1,998
Tax withholdings related to net share settlements of stock-based compensation awards	(1,585,728)	—	(5,681)	—	—	—	—	(5,681)	—	(5,681)
Purchases of treasury stock	—	—	—	(4,407,995)	(15,055)	—	—	(15,055)	—	(15,055)
Stock-based compensation on equity-classified awards	—	—	17,731	—	—	—	—	17,731	—	17,731
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,521)	(3,521)
Balance at March 31, 2019	764,245,924	$76	$2,248,616	(196,263,123)	$(892,546)	$(1,052,986)	$37,915	$341,075	$1,321	$342,396
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
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income (loss)	$(39,008)	$(2,795)
Less: Income (loss) from discontinued operations, net of tax	2,162	—
Income (loss) from continuing operations	(41,170)	(2,795)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	24,522	26,721
Amortization of acquired intangible assets	3,894	2,940
Stock-based compensation	16,411	19,326
Deferred income taxes	—	(6,575)
(Gain) loss from changes in fair value of investments	41,408	5,033
Amortization of debt discount on convertible senior notes	3,175	2,866
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(14,200)	17,623
Prepaid expenses and other current assets	3,461	9,601
Accounts payable	(12,914)	(8,341)
Accrued merchant and supplier payables	(136,572)	(143,330)
Accrued expenses and other current liabilities	(40,405)	(41,564)
Other, net	4,907	(1,252)
Net cash provided by (used in) operating activities from continuing operations	(147,483)	(119,747)
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	(147,483)	(119,747)
Investing activities
Purchases of property and equipment and capitalized software	(17,477)	(20,144)
Acquisitions of intangible assets and other investing activities	(638)	(238)
Net cash provided by (used in) investing activities from continuing operations	(18,115)	(20,382)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(18,115)	(20,382)
Financing activities
Payments for purchases of treasury stock	(14,416)	—
Taxes paid related to net share settlements of stock-based compensation awards	(5,090)	(9,179)
Proceeds from stock option exercises and employee stock purchase plan	2,006	2,434
Distributions to noncontrolling interest holders	(3,521)	(3,315)
Payments of finance lease obligations	(6,756)	(9,024)
Payments of contingent consideration related to acquisitions	—	(1,815)
Net cash provided by (used in) financing activities	(27,777)	(20,899)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets	(3,381)	6,191
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets	(196,756)	(154,837)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(196,756)	(154,837)
Cash, cash equivalents and restricted cash, beginning of period	844,728	885,481
Cash, cash equivalents and restricted cash, end of period (1)	$647,972	$730,644

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under finance lease obligations	$—	$1,470
Liability for purchases of treasury stock	(1,095)	—
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	(355)	(1,022)

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

(1)
The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the condensed consolidated balance sheet as of March 31, 2019 and amounts previously reported within the condensed consolidated balance sheet in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (in thousands):

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$645,610	$725,909
Restricted cash included in prepaid expenses and other current assets	1,973	4,332
Restricted cash included in other non-current assets	389	403
Cash, cash equivalents and restricted cash	$647,972	$730,644
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
Groupon, Inc. and its subsidiaries, which commenced operations in October 2008, operate online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services, generally at a discount. Customers access those marketplaces through our websites, primarily localized groupon.com sites in many countries, and our mobile applications.
Our operations are organized into two segments: North America and International. See Note 13, Segment Information.
Unaudited Interim Financial Information
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 12, 2019.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Groupon, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which we exercise control and a variable interest entity for which we have determined that we are the primary beneficiary. In the first quarter of 2019, we extended our arrangement through July 2022 with the strategic partner in the variable interest entity that we consolidate. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as Noncontrolling interests. Investments in entities in which we do not have a controlling financial interest are accounted for under the equity method, the fair value option, as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.
Adoption of New Accounting Standards
We adopted the guidance in ASU 2016-02, Leases (Topic 842) on January 1, 2019. This ASU requires the recognition of lease assets and liabilities for operating leases, in addition to the finance lease assets and liabilities historically recorded on our condensed consolidated balance sheets. See Note 6, Leases, for information on the impact of adopting Topic 842 on our accounting policies.
We adopted the guidance in ASU 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, on January 1, 2019. This ASU expands the scope to make the guidance for share-based payment awards to nonemployees consistent with the guidance for share-based payment awards to employees. The adoption of ASU 2018-07 did not have a material impact on the condensed consolidated financial statements.
We adopted the guidance in ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40, Internal Use Software, to determine which costs to implement the service contract would be capitalized as an asset related to the service contract and which costs would be expensed. The requirements of ASU 2018-15 have been applied on a prospective basis to implementation costs incurred on or after January 1, 2019. As a result of the adoption of ASU 2018-15, we capitalized $0.9 million of implementation costs for the three months ended March 31, 2019. Those capitalized costs are included within Other non-current assets on the condensed consolidated balance sheet as of March 31, 2019. We have not recognized any amortization related to these implementation costs. We will amortize the implementation costs on a straight-line basis over the term of the associated hosting arrangement for each module or component of the related hosting arrangement when it is ready for its intended use. Amortization costs will be recorded in Selling, general and administrative expense on the condensed consolidated statements of operations.
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
2. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes goodwill activity by segment for the three months ended March 31, 2019 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2018	$178,685	$146,806	$325,491
Foreign currency translation	—	(912)	(912)
Balance as of March 31, 2019	$178,685	$145,894	$324,579
The following table summarizes intangible assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$16,200	$13,050	$3,150	$16,200	$11,700	$4,500
Merchant relationships	22,004	5,208	16,796	21,554	4,105	17,449
Trade names	9,533	6,943	2,590	9,476	6,799	2,677
Developed technology	13,810	13,527	283	13,825	13,485	340
Patents	21,112	16,844	4,268	20,508	16,451	4,057
Other intangible assets	26,109	10,537	15,572	26,007	9,629	16,378
Total	$108,768	$66,109	$42,659	$107,570	$62,169	$45,401

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $3.9 million and $2.9 million for the three months ended March 31, 2019 and 2018. As of March 31, 2019, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2019	$10,179
2020	7,754
2021	7,017
2022	6,701
2023	5,543
Thereafter	5,465
Total	$42,659
3. INVESTMENTS
The following table summarizes investments as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	Percent Ownership of Voting Stock			December 31, 2018	Percent Ownership of Voting Stock
Available-for-sale securities - redeemable preferred shares	$10,394	19%	to	25%	$10,340	19%	to	25%
Fair value option investments	32,494	10%	to	19%	73,902	10%	to	19%
Other equity investments (1)	24,025	1%	to	19%	24,273	1%	to	19%
Total investments	$66,913				$108,515

(1)
Represents equity investments without readily determinable fair values. We have elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes and impairments. There were no adjustments for observable price changes related to these investments since our adoption of ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018.

Available-for-Sale Securities - Redeemable Preferred Shares
The following table summarizes amortized cost, gross unrealized gain, gross unrealized loss and fair value of redeemable preferred shares as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Amortized cost	$9,961	$9,961
Gross unrealized gain	433	379
Gross unrealized loss	—	—
Fair value	$10,394	$10,340
Fair Value Option Investments
In connection with the dispositions of controlling stakes in TMON Inc. ("TMON"), an entity based in the Republic of Korea, in May 2015 and Groupon India in August 2015, we obtained minority investments in Monster Holdings LP ("Monster LP") and in Nearbuy Pte Ltd. ("Nearbuy"), respectively. We have made an irrevocable election to account for both of those investments at fair value with changes in fair value reported in earnings. We elected to apply fair value accounting to those investments because we believe that fair value is the most relevant measurement attribute for those investments, and to reduce operational and accounting complexity. Our election to apply fair value accounting to those investments has and may continue to cause fluctuations in our earnings from period to period. We determined that the fair value of our investments in Monster LP and Nearbuy were $27.9 million and $4.6 million, respectively, as of March 31, 2019 and $69.4 million and $4.5 million, respectively, as of December 31, 2018.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Based on a discounted cash flow valuation, we recognized a $41.5 million loss due to changes in the fair value of our investment in Monster LP for the three months ended March 31, 2019 due to the revised cash flow projections provided by TMON in March 2019 and an increase in the discount rate applied to those forecasts. As of March 31, 2019 and December 31, 2018, we applied discount rates of 26.0% and 21.0% in our discounted cash flow valuation. The increase in the discount rate applied as of March 31, 2019 was due to changes in the financial condition of TMON and the competitive environment in the Korean e-commerce industry which resulted in an increase to financial projection risk.
The following table summarizes gains and losses due to changes in fair value of those investments for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Monster LP	$(41,459)	$(5,231)
Nearbuy	51	198
Total	$(41,408)	$(5,033)
4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest income	$1,936	$1,509
Interest expense	(5,691)	(5,493)
Changes in fair value of investments	(41,408)	(5,033)
Foreign currency gains (losses), net	(1,679)	1,398
Other	(13)	(896)
Other income (expense), net	$(46,855)	$(8,515)
The following table summarizes prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Merchandise inventories	$30,652	$33,739
Prepaid expenses	27,517	28,209
Income taxes receivable	5,495	6,717
Other	19,022	19,450
Total prepaid expenses and other current assets	$82,686	$88,115
The following table summarizes accrued merchant and supplier payables as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Accrued merchant payables	$361,735	$371,279
Accrued supplier payables (1)	150,993	280,502
Total accrued merchant and supplier payables	$512,728	$651,781

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes accrued expenses and other current liabilities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Refunds reserve	$21,350	$27,957
Compensation and benefits	47,521	56,173
Accrued marketing	35,070	39,094
Customer credits	15,403	15,118
Income taxes payable	8,685	8,987
Deferred revenue	21,161	25,452
Current portion of lease obligations (1)	42,806	17,207
Other	64,064	77,046
Total accrued expenses and other current liabilities	$256,060	$267,034

(1)
Current portion of lease obligations as of March 31, 2019 includes $25.0 million of additional lease obligations that were recognized as a result of the adoption of Topic 842 on January 1, 2019. Refer to Note 6, Leases, for additional information.

The following table summarizes other non-current liabilities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Contingent income tax liabilities	$31,751	$39,858
Deferred rent (1)	—	32,186
Deferred income taxes	3,880	6,619
Other	18,042	22,025
Total other non-current liabilities	$53,673	$100,688

(1)
Non-current operating lease liabilities as of March 31, 2019 are included within Operating lease obligations on the condensed consolidated balance sheet as a result of the adoption of Topic 842 on January 1, 2019. Refer to Note 6, Leases, for additional information.

5. FINANCING ARRANGEMENTS
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
Each $1,000 of principal amount of the Notes initially is convertible into 185.1852 shares of common stock, which is equivalent to an initial conversion price of $5.40 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture"). Based on the closing price of the common stock of $3.55 as of March 31, 2019, the if-converted value of the Notes was less than the principal amount.
With certain exceptions, upon a fundamental change (as defined in the Indenture), the holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a purchase price equal to the principal amount plus accrued and unpaid interest. In addition, we may redeem the Notes, at our option, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after April 1, 2020, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading-day period preceding the exercise of this redemption right.
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
The carrying amount of the Notes consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(45,156)	(48,331)
Net carrying amount of liability component	$204,844	$201,669

Net carrying amount of equity component	$67,014	$67,014
The estimated fair value of the Notes as of March 31, 2019 and December 31, 2018 was $274.1 million and $257.1 million, and was determined using a lattice model. We classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the Notes and our cost of debt.
As of March 31, 2019, the remaining term of the Notes is approximately 3 years. During the three months ended March 31, 2019 and 2018, we recognized interest costs on the Notes as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest (3.25% of the principal amount per annum)	$2,032	$2,032
Amortization of debt discount	3,175	2,866
Total	$5,207	$4,898
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
The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
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
As of March 31, 2019 and December 31, 2018, we have no borrowings and have outstanding letters of credit of $17.5 million and $19.2 million, under the Amended and Restated Credit Agreement.
6. LEASES
Adoption of ASC Topic 842, Leases
On January 1, 2019, we adopted ASC Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases, in addition to the finance lease assets and liabilities previously recorded on our condensed consolidated balance sheets. Beginning on January 1, 2019, our condensed consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The modified retrospective transition method required the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of our adoption date. As a result of adopting Topic 842, we recognized additional lease assets and liabilities of $109.6 million as of January 1, 2019. The discount rate used to calculate that adjustment was the rate implicit in the lease, unless that rate was not readily determinable. For leases for which the rate was not readily determinable, the discount rate used was our incremental borrowing rate as of the adoption date, January 1, 2019. There was no cumulative effect adjustment to our accumulated deficit as a result of initially applying the guidance.
We elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed us to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered into prior to adoption of Topic 842. Additionally, we elected to not separate lease and non-lease components for all of our leases. For leases with a term of 12 months or less, we elected the short-term lease exemption, which allowed us to not recognize right-of-use assets or lease liabilities for qualifying leases existing at transition and new leases we may enter into in the future.
General Description of Leases
We have entered into various non-cancelable operating lease agreements for our offices and data centers and non-cancelable finance lease agreements for property and equipment. We classify leases at their commencement as either operating or finance leases and may receive renewal or expansion options, rent holidays and leasehold improvement or other incentives on certain lease agreements.
Our operating leases primarily consist of leases for real estate throughout the world with lease expirations between 2019 and 2026. These arrangements typically do not transfer ownership of the underlying asset as we do not assume, nor do we intend to assume, the risks and rewards of ownership. Our finance leases are related to purchases of property and equipment, primarily computer hardware, with expirations between 2019 and 2023.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

We recognize a right-of-use asset and lease liability for all of our leases at the commencement of the lease. Lease liabilities are measured based on the present value of the minimum lease payments discounted by a rate determined as of the date of commencement. Right-of-use assets are measured based on the lease liability adjusted for any initial direct costs, prepaid rent, or lease incentives. Minimum lease payments made under operating and finance leases are apportioned between interest expense and a reduction of the related operating and finance lease obligations. The interest expense on operating leases is presented within Selling, general and administrative expense on the condensed consolidated statements of operations and the related operating lease obligation is presented within Accrued expenses and other current liabilities and Operating lease obligations on the condensed consolidated balance sheets. The interest expense on finance leases is presented within Other income (expense), net on the condensed consolidated statements of operations and the related finance lease obligation is presented within Accrued expenses and other current liabilities and Other non-current liabilities on the condensed consolidated balance sheets.
We have also subleased certain office facilities under operating lease agreements, with expirations between 2019 and 2026. We recognize sublease rentals on a straight-line basis over their respective lease terms.
The following summarizes right-of-use assets as of March 31, 2019 (in thousands):

March 31, 2019
Right-of-use assets - operating leases	$109,555
Right-of-use assets - finance leases (1)	32,196
Total right-of-use assets, gross	141,751
Less: accumulated depreciation and amortization	(13,197)
Right-of-use assets, net	$128,554

(1)	Right-of-use assets for finance leases are included in Property, equipment and software, net on the condensed consolidated balance sheet.
Related Party Sublease Agreement
On December 28, 2016, we entered into a sublease for portions of our office space at 600 West Chicago to Uptake, Inc. ("Uptake"), a Lightbank LLC ("Lightbank") portfolio company. Eric Lefkofsky, our co-founder and Chairman of the Board, is a co-founder and owns a significant equity interest in Lightbank. The sublease was negotiated on an arm’s-length basis and is a market rate transaction on terms that we believe are no less favorable than would have been reached with an unrelated third party. The sublease extends through January 31, 2026 and the sublease rentals over that term total approximately $18.2 million. Pursuant to our related party transaction policy, our Audit Committee approved the sublease. During the three months ended March 31, 2019 and 2018, we recognized $0.7 million and $0.5 million, in income from the sublease.
Significant Assumptions and Judgments
Significant judgment is required when determining whether a contract is or contains a lease. We review contracts to determine whether the language conveys the right to control the use of an identified asset for a period of time in exchange for consideration.
As discussed above, the present value of minimum lease payments is used in determining the value of our operating and finance leases. The discount rate used to calculate the present value for lease payments is the rate implicit in the lease, unless that rate cannot be readily determined. For leases in which the rate implicit in the lease is not readily determinable, the discount rate is our incremental borrowing rate, which is determined based on information available at lease commencement and is equal to the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The discount rate used for our lease obligations as of March 31, 2019 and January 1, 2019 ranged from 1.5% to 6.9%. As of March 31, 2019, the weighted-average remaining lease term for our finance leases and operating leases was 2.04 years and 5.41 years. As of March 31, 2019, the weighted-average discount rate for our finance leases and operating leases was 5.0% and 5.8%.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes our lease cost and sublease income for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Financing lease cost:
Amortization of right-of-use assets	$6,756
Interest on lease liabilities	307
Total finance lease cost	7,063
Operating lease cost	8,474
Variable lease cost	892
Short-term lease cost	41
Sublease income, gross	(1,312)
Total lease cost	$15,158
As of March 31, 2019, the future payments under finance leases and operating leases for each of the next five years and thereafter are as follows (in thousands):

	Finance Leases	Operating Leases
Remaining in 2019	$11,373	$26,612
2020	7,654	31,932
2021	4,806	26,998
2022	715	26,114
2023	12	21,917
Thereafter	—	32,600
Total minimum lease payments	24,560	166,173
Less: Amount representing interest	(1,272)	(24,964)
Present value of net minimum lease payments	23,288	141,209
Less: Current portion of lease obligations	(12,596)	(30,210)
Total long-term lease obligations	$10,692	$110,999
As of March 31, 2019, the future amounts due under subleases for each of the next five years and thereafter are as follows (in thousands):

Subleases
Remaining in 2019	$3,905
2020	5,027
2021	5,065
2022	5,103
2023	4,385
Thereafter	4,891
Total future sublease income	$28,376
The following table summarizes supplemental cash flow information on our leasing obligations for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$307
Operating cash flows from operating leases	(6,481)
Financing cash flows from finance leases	(6,756)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. COMMITMENTS AND CONTINGENCIES
Our purchase obligations as of March 31, 2019 did not materially change from the amounts set forth in our 2018 Annual Report on Form 10-K.
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
We establish an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and reasonably estimable. Those accruals represent management's best estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. For certain of the matters described above, there are inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim. However, we believe that the amount of reasonably possible losses in excess of the amounts accrued for those matters would not have a material adverse effect on our business, condensed consolidated financial position, results of operations or cash flows. Our accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation and other regulatory matters can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Indemnifications
In connection with the disposition of our operations in Latin America in the first quarter of 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. During the first quarter of 2019, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. The resulting benefit of $2.2 million is recorded within Income (loss) from discontinued operations on the condensed consolidated statement of operations for the three months ended March 31, 2019. Our remaining indemnification liabilities were $3.2 million as of March 31, 2019. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of March 31, 2019 is approximately $13.3 million.
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
8. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
Common Stock
Pursuant to our restated certificate of incorporation, the Board has the authority to issue up to a total of 2,010,000,000 shares of common stock. Each holder of common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. In addition, holders of our common stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three months ended March 31, 2019, we repurchased 4,407,995 shares for an aggregate purchase price of $15.1 million (including fees and commissions) under our repurchase program. No amounts were repurchased under the prior share repurchase program during the three months ended March 31, 2018. As of March 31, 2019, up to $275.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended and Restated Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of March 31, 2019, 42,997,198 shares of common stock were available for future issuance under the Plans.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The stock-based compensation expense related to stock awards issued under the Plans and acquisition-related awards are presented within the following line items of the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$378	$396
Marketing	1,425	1,794
Selling, general and administrative	14,608	17,088
Other income (expense), net	—	48
Total stock-based compensation expense	$16,411	$19,326
We capitalized $1.3 million and $1.7 million of stock-based compensation for the three months ended March 31, 2019 and 2018, in connection with internally-developed software.
As of March 31, 2019, $129.7 million of unrecognized compensation costs related to unvested stock-based compensation awards are expected to be recognized over a remaining weighted-average period of 1.5 years.
Employee Stock Purchase Plan
We are authorized to grant up to 10,000,000 shares of common stock under our employee stock purchase plan ("ESPP"). For the three months ended March 31, 2019 and 2018, 719,297 and 746,773 shares of common stock were issued under the ESPP.
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period. Additionally, we are required to issue restricted stock units to settle amounts that exceed targeted bonus amounts under our primary bonus plans. We account for those obligations, if any, as liability-classified awards with performance conditions.
The table below summarizes restricted stock unit activity under the Plans for the three months ended March 31, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2018	26,623,432	$4.47
Granted	5,759,900	3.89
Vested	(3,382,842)	4.43
Forfeited	(2,828,751)	4.39
Unvested at March 31, 2019	26,171,739	4.35

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Performance Share Units
We grant performance share units under the Plans that vest in shares of our common stock upon the achievement of financial and operational targets specified in the respective award agreement ("Performance Share Units"). During the three months ended March 31, 2019, we also granted performance share units that will vest if our average daily closing stock price is equal to or greater than $6.00 per share over a period of 30 consecutive trading days prior to December 31, 2022 or if a change in control occurs during the performance period at the specified stock price (and on a proportional basis for a change in control price between the grant date price and the specified stock price) ("Market-based Performance Share Units"). We determined these awards are subject to a market condition, and therefore we used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period over which we will recognize the expense. The key inputs used in the Monte Carlo simulation were the risk-free rate, our volatility of 49.8% and our cost of equity of 12.8%.
All of our performance share awards are subject to both continued employment through the performance period dictated by the award and certification by the Compensation Committee that the specified performance conditions have been achieved.
The table below summarizes Performance Share Unit activity under the Plans for the three months ended March 31, 2019:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)	Market-based Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2018	3,431,918	$4.90	—	$—
Granted	4,013,126	3.96	8,486,708	3.03
Vested	(777,573)	4.88	—	—
Forfeited	(2,191,878)	4.90	—	—
Unvested at March 31, 2019	4,475,593	4.06	8,486,708	3.03
The maximum number of common shares issuable upon vesting of the Performance Share Units and Market-based Performance Share Units granted in 2019 was 8,026,252 and 8,486,708 shares, respectively, as of March 31, 2019.
Stock Options
The exercise price of stock options granted is equal to the fair value of the underlying stock on the date of grant. The contractual term for stock options expires ten years from the grant date. Stock options generally vest over a three- or four-year period, with 25% of the awards vesting after one year and the remainder of the awards vesting on a monthly or quarterly basis thereafter. We did not grant any stock options during the three months ended March 31, 2019.
The table below summarizes stock option activity for the three months ended March 31, 2019:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding and exercisable at December 31, 2018	212,787	$1.80	1.37	$298
Exercised	(12,500)	0.68
Outstanding and exercisable at March 31, 2019	200,287	$1.85	1.14	$340

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of our stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of March 31, 2019 and December 31, 2018.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three months ended March 31, 2019 and 2018.
Contract Balances
A substantial majority of our deferred revenue relates to product sales for which revenue will be recognized as the products are delivered to customers, generally within one week following the balance sheet date. Our deferred revenue was $21.2 million and $25.5 million as of March 31, 2019 and December 31, 2018. The amount of revenue recognized for the three months ended March 31, 2019 that was included in the deferred revenue balance at the beginning of the period was $25.3 million.
The following table summarizes the activity in the liability for customer credits for the three months ended March 31, 2019 (in thousands):

Customer Credits
Balance as of December 31, 2018	$15,118
Credits issued	27,803
Credits redeemed (1)	(25,020)
Breakage revenue recognized	(2,560)
Foreign currency translation	62
Balance as of March 31, 2019	$15,403

(1)
Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant or for merchandise inventory sold by us. When customer credits are redeemed for goods or services provided by a third-party merchant, service revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. When customer credits are redeemed for merchandise inventory sold by us, product revenue is recognized on a gross basis equal to the amount of the customer credit liability derecognized. Customer credits are typically used within one year of issuance.

Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Those costs are classified within Selling, general and administrative expense in the condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, we had deferred contract acquisition costs of $2.8 million and $2.9 million, respectively, recorded within Prepaid expenses and other current assets, and $10.5 million and $11.3 million, respectively, recorded within Other non-current assets. During the three months ended March 31, 2019 and 2018, we amortized $5.4 million and $6.8 million of deferred contract acquisition costs and did not recognize any impairment losses in relation to the deferred costs.
Variable Consideration for Unredeemed Vouchers
In our International segment and, to a lesser extent, in our North America segment, our merchant agreements have redemption payment terms, under which the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We only recognize amounts in variable consideration when we believe it is probable that a significant reversal of revenue will not occur in future periods, which requires us to make significant estimates of future redemptions. If actual redemptions differ from our estimates, the effects could be material to the condensed consolidated financial statements. As of March 31, 2019 and December 31, 2018, we constrained $13.3 million and $13.7 million in revenue from unredeemed vouchers that we may recognize in future periods when we determine it is probable that a significant amount of that revenue will not be subsequently reversed.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
For the three months ended March 31, 2019, we recorded an income tax benefit from continuing operations of $3.5 million on a pretax loss from continuing operations of $44.7 million. For the three months ended March 31, 2018, we recorded an income tax benefit from continuing operations of $2.3 million on a pretax loss from continuing operations of $5.1 million.
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three months ended March 31, 2019 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets and the reversal of reserves for uncertain tax positions due to the closure of a tax audit. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. The effective tax rate for the three months ended March 31, 2018 reflected a $6.4 million income tax benefit resulting from the impact of Topic 606 on intercompany activity in certain foreign jurisdictions, partially offset by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $108.5 million. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $24.3 million in unrecognized tax benefits may occur within the 12 months following March 31, 2019 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of March 31, 2019 and December 31, 2018 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. This opinion reversed an earlier decision of the United States Tax Court. On August 7, 2018, the Ninth Circuit Court of Appeals withdrew its July 24, 2018 opinion. We are continuing to monitor the status of this case; however, we currently do not expect that it will have a material impact on our provision for income taxes for the year ending December 31, 2019 due to the valuation allowances against our net deferred tax assets in the related jurisdictions.
11. FAIR VALUE MEASUREMENTS
Fair value is defined under U.S. GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Fair value option investments and available-for-sale securities. To determine the fair value of our fair value option investments each period, we first estimate the fair value of each entity in its entirety. We primarily use the discounted cash flow method, which is an income approach, to estimate the fair value of the entities. The key inputs to determining fair values under that approach are cash flow forecasts and discount rates. We also use a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of each entity. The discounted cash flow and market multiple valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of each entity. Once we determine the fair value of each entity, we then determine the fair value of our specific investments in those entities. The entities have complex capital structures, so we apply an option-pricing model that considers the liquidation preferences of each entity's respective classes of ownership interests to determine the fair value of our investment in each entity.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize assets that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fair value option investments	$32,494	$—	$—	$32,494
Available-for-sale securities - redeemable preferred shares	10,394	—	—	10,394

Liabilities:
Contingent consideration	1,586	—	—	1,586

		Fair Value Measurement at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fair value option investments	$73,902	$—	$—	$73,902
Available-for-sale securities - redeemable preferred shares	10,340	—	—	10,340

Liabilities:
Contingent consideration	1,529	—	—	1,529

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Assets
Fair value option investments:
Beginning Balance	$73,902	$82,966
Total gains (losses) included in earnings	(41,408)	(5,033)
Ending Balance	$32,494	$77,933
Unrealized gains (losses) still held (1)	$(41,408)	$(5,033)
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$—	$11,354
Total gains (losses) included in other comprehensive income (loss)	—	(501)
Total gains (losses) included in earnings (2)	—	217
Ending Balance	$—	$11,070
Unrealized gains (losses) still held (1)	$—	$(284)
Redeemable preferred shares:
Beginning Balance	$10,340	$15,431
Total gains (losses) included in other comprehensive income (loss)	54	—
Impairment included in earnings	—	(855)
Ending Balance	$10,394	$14,576
Unrealized gains (losses) still held (1)	$54	$(855)
Liabilities
Contingent Consideration:
Beginning Balance	$1,529	$—
Total losses (gains) included in earnings	22	—
Foreign currency translation	35	—
Ending Balance	$1,586	$—
Unrealized gains (losses) still held (1)	$22	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. We did not record any significant nonrecurring fair value measurements after initial recognition for the three months ended March 31, 2019 and 2018.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of March 31, 2019 and December 31, 2018 due to their short-term nature.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, restricted stock units, performance share units, ESPP shares, warrants and convertible senior notes. If dilutive, those potentially dilutive securities are reflected in diluted net income (loss) per share by application of the treasury stock method, except for the convertible senior notes, which are subject to the if-converted method.
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2019 and 2018 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$(41,170)	$(2,795)
Less: Net income (loss) attributable to noncontrolling interests	3,479	4,093
Net income (loss) attributable to common stockholders - continuing operations	(44,649)	(6,888)
Net income (loss) attributable to common stockholders - discontinued operations	2,162	—
Net income (loss) attributable to common stockholders	$(42,487)	$(6,888)
Denominator
Weighted-average common shares outstanding	570,095,128	561,735,937

Basic and diluted net income (loss) per share:
Continuing operations	$(0.08)	$(0.01)
Discontinued operations	0.01	0.00
Basic and diluted net income (loss) per share	$(0.07)	$(0.01)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended March 31,
	2019	2018
Restricted stock units	27,088,851	28,033,489
Other stock-based compensation awards	1,752,744	3,212,026
Convertible senior notes	46,296,300	46,296,300
Warrants	46,296,300	46,296,300
Total	121,434,195	123,838,115
We had outstanding performance share units as of March 31, 2019 and 2018 that were eligible to vest into shares of common stock subject to the achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were up to 16,512,960 and 3,283,114 shares of common stock issuable upon vesting of outstanding performance share units as of March 31, 2019 and 2018 that were excluded from the table above as the performance conditions were not satisfied as of the end of the respective periods.

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
The following table summarizes revenue by reportable segment and category for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
North America
Service revenue:
Local	$180,377	$187,411
Goods	3,127	4,874
Travel	18,941	20,084
Product revenue - Goods	154,720	180,887
Total North America revenue (1)	357,165	393,256

International
Service revenue:
Local	73,190	74,578
Goods	1,455	3,414
Travel	8,737	11,436
Product revenue - Goods	137,863	143,856
Total International revenue (1)	$221,245	$233,284

(1)
North America includes revenue from the United States of $348.8 million and $385.4 million for the three months ended March 31, 2019 and 2018. International includes revenue from the United Kingdom of $81.1 million and $83.0 million for the three months ended March 31, 2019 and 2018. There were no other individual countries that represented more than 10% of consolidated total revenue for the three months ended March 31, 2019 and 2018. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes gross profit by reportable segment and category for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
North America
Service gross profit:
Local	$161,082	$166,756
Goods	2,563	3,941
Travel	15,268	16,002
Product gross profit - Goods	30,889	32,981
Total North America gross profit	209,802	219,680

International
Service gross profit:
Local	68,978	70,215
Goods	1,268	3,087
Travel	8,041	10,651
Product gross profit - Goods	17,927	21,252
Total International gross profit	$96,214	$105,205
The following table summarizes operating income (loss) by reportable segment for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating income (loss) (1) :
North America	$5,336	$(1,860)
International	(3,141)	5,245
Total operating income (loss)	$2,195	$3,385

(1)	Includes stock-based compensation of $14.8 million and $17.9 million for North America and $1.6 million and $1.4 million for International for the three months ended March 31, 2019 and 2018.
The following table summarizes total assets by reportable segment as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Total assets:
North America (1)	$918,502	$958,412
International (1)	587,510	683,730
Consolidated total assets	$1,506,012	$1,642,142

(1)
North America contains assets from the United States of $899.5 million and $940.5 million as of March 31, 2019 and December 31, 2018. International contains assets from Ireland of $204.6 million as of December 31, 2018. Assets from Ireland were less than 10% of consolidated total assets as of March 31, 2019. There were no other individual countries that represented more than 10% of consolidated total assets as of March 31, 2019 and December 31, 2018.

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
Overview
Groupon operates online local commerce marketplaces in 15 countries that connect merchants to consumers by offering goods and services, generally at a discount. Consumers access those marketplaces through our websites, primarily localized groupon.com sites in many countries, and our mobile applications. Traditionally, local merchants have tried to reach consumers and generate sales through a variety of methods, including online advertising, paid telephone directories, direct mail, newspaper, radio, television and other promotions. By bringing the brick and mortar world of local commerce onto the Internet, Groupon is helping local merchants to attract customers and sell goods and services. We provide consumers with savings and help them discover what to do, eat, see, buy and where to travel.
Our operations are organized into two segments: North America and International. For the three months ended March 31, 2019, we derived 61.7% of our revenue from our North America segment and 38.3% of our revenue from our International segment. See Item 1, Note 13, Segment Information, for additional information. We offer goods and services through our online marketplaces in three primary categories: Local, Goods and Travel.
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
Our focus is on driving long-term gross profit growth. As part of our growth strategy, we are focused on enhancing the customer experience, establishing Groupon as an open platform, continuing to realize our international potential and maintaining a culture of operational efficiency. We have developed and are testing a number of product enhancements to make our offerings easier to use for both customers and merchants, including cash back offers linked to customer credit cards and booking capabilities. We have also entered into commercial agreements with third parties that enable us to feature additional merchant offerings through our marketplaces. We maintain a long-term focus on driving International to achieve gross profit that is more comparable to that of North America. Our initiatives to grow International include increasing our marketing spending and leveraging enhanced marketing analytics, prioritizing more technology resources in order to expand and advance its product and service offerings, growing our inventory of deal offerings and other initiatives. While we expect to invest in our key initiatives, we will continue to do so as disciplined operators and seek out opportunities to improve our efficiency.
How We Measure Our Business
We use several financial and operating metrics to assess the progress of our business and make decisions on where to allocate capital, time and technology investments. Certain of the financial metrics are reported in accordance with U.S. GAAP and certain of those metrics are considered non-GAAP financial measures. As our business evolves, we may make changes to the key financial and operating metrics that we use to measure our business. For further information and reconciliations to the most applicable financial measures under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the Results of Operations section.

Financial Metrics

•
Revenue is earned through product and service revenue transactions. We earn product revenue from direct sales of merchandise inventory in our Goods category and report product revenue on a gross basis as the purchase price received from the customer. We earn service revenue from transactions in which we generate commissions by selling goods or services on behalf of third-party merchants, primarily through sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of that transaction price to the third-party merchant who will provide the related goods or services. We report service revenue from those transactions on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications and from voucherless merchant offerings in which customers earn cash back on their credit card statements when they transact with third-party merchants.

•
Gross profit reflects the net margin we earn after deducting our cost of revenue from our revenue. Due to the lack of comparability between product revenue, which is reported on a gross basis, and service revenue, which primarily consists of transactions reported on a net basis, we believe that gross profit is an important measure for evaluating our performance.

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

•
Free cash flow is a non-GAAP financial measure that comprises net cash provided by (used in) operating activities from continuing operations less purchases of property and equipment and capitalized software. For further information and a reconciliation to Net cash provided by (used in) operating activities from continuing operations, refer to our discussion in the Liquidity and Capital Resources section.

The following table presents the above financial metrics for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$578,410	$626,540
Gross profit	306,016	324,885
Adjusted EBITDA	46,955	52,607
Free cash flow	(164,960)	(139,891)
Operating Metrics

•
Gross billings is the total dollar value of customer purchases of goods and services. Gross billings is presented net of customer refunds, order discounts and sales and related taxes. The substantial majority of our service revenue transactions are comprised of sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party merchant who will provide the related goods or services. For these transactions, gross billings differs from revenue reported in our condensed consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For product revenue transactions, gross billings are equivalent to product revenue reported in our condensed consolidated statements of operations. Gross billings is an indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings on service revenue transactions also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants. However, management is primarily focused on optimizing the business for long-term gross profit and adjusted EBITDA growth.

•
Active customers are unique user accounts that have made a purchase during the trailing twelve months ("TTM") either through one of our online marketplaces or directly with a merchant for which we earned a commission. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our offerings is trending. Some customers could establish and make purchases from more than one account, so it is possible that our active customer metric may count certain customers more than once in a given period. For entities that we have acquired in a business combination, this metric includes active customers of the acquired entity, including customers who made purchases prior to the acquisition. We do not include consumers who solely make purchases with retailers using digital coupons accessed through our websites and mobile applications in our active customer metric, and accordingly, the acquisition of Cloud Savings in April 2018 did not impact that metric.
Our active customer metric for the trailing twelve months ended March 31, 2019 has declined both on a year-over-year basis and sequentially from the trailing twelve months ended December 31, 2018. The decline in the current year is primarily attributable to a decline in traffic, particularly from email and search engine optimization ("SEO"), as well as our efforts to improve the efficiency of our marketing spend by focusing that spend on customers who we believe will have higher long-term value. That strategy has resulted in lower marketing spend on less valuable customers, particularly in North America, which has adversely impacted our active customer metric. We expect the trend of declining active customers in North America to continue in 2019 and, to some extent, into 2020 due to ongoing traffic declines and our continued focus on attracting and retaining high-quality customers.

•
Gross billings and gross profit per active customer are the TTM gross billings and gross profit generated per active customer. We use these metrics to evaluate trends in customer spend and in the average contribution to gross billings and gross profit on a per-customer basis.

•
Units is the number of purchases during the reporting period, before refunds and cancellations, made either through one of our online marketplaces or directly with a merchant for which we earn a commission. We do not include purchases with retailers using digital coupons accessed through our websites and mobile applications in our units metric. We consider unit growth to be an important indicator of the total volume of business conducted through our marketplaces.

For the three months ended March 31, 2019, our total units sold declined by 12.3%, as compared with the prior year, primarily reflecting unit declines in our North America segment. The decline in total units sold in the current year was attributable to fewer active customers and lower frequency of purchases by these customers. We expect that trend to continue in 2019.
Our gross billings and units for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Gross billings	$1,176,008	$1,293,264
Units	37,193	42,424
Our active customers, gross billings per active customer and gross profit per active customer for the TTM ended March 31, 2019 and 2018 were as follows:

	Trailing Twelve Months Ended March 31,
	2019	2018
TTM Active customers (in thousands)	47,177	49,680
TTM Gross billings per active customer	$107.80	$112.34
TTM Gross profit per active customer	$27.59	$27.16
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
Growing our Active Customer Base and Customer Value. We must acquire and retain customers that we expect to have long-term value, and increase gross profit per customer in order to grow our business. Our marketing spending is intended to attract and retain active customers and to promote increased purchase frequency. We have made enhancements to our customer segmentation in recent periods that are intended to better focus our marketing efforts on customers that we believe have a greater potential for long-term gross profit generation. In addition to online marketing, such as search engine marketing ("SEM"), our marketing spending includes investments in offline campaigns intended to increase customer awareness and understanding of the Groupon brand and our product and service offerings. Additionally, we consider order discounts and certain other initiatives to drive customer acquisition and activation to be marketing-related activities, even though such activities may not be presented as marketing expenses in our condensed consolidated statements of operations. The organic traffic to our websites and mobile applications from consumers responding to our emails has declined in recent years, such that an increasing proportion of our traffic is generated from SEM and other paid marketing channels. We have also experienced declines from other sources of organic traffic, such as SEO. As such, we are focused on developing sources of organic traffic other than email and optimizing the efficiency of our marketing spending, which is primarily guided by return on investment thresholds that are currently based on expected months-to-payback targets ranging from 12 to 18 months. Additionally, our product and supply initiatives are intended to increase the rates at which visitors to our websites and mobile applications complete a purchase.
Investing in Growth. We have invested significantly in product and technology enhancements intended to support the growth of our online marketplaces and we intend to continue to do so in the future. We have also invested in business acquisitions to grow our merchant and customer base and advance our product and technology capabilities. We are currently developing and testing a number of product enhancements intended to make our offerings easier to use for both customers and merchants, including voucherless cash back offers linked to customer credit cards and functionality enabling booking at the time an offer is purchased. We believe that those initiatives may be important drivers for increasing customer purchase frequency and growing our business over time. We are currently focusing our efforts on growing customer awareness of those products and scaling the related merchant base. As such, our gross profit and operating income may be adversely impacted in the near term as we focus more of our marketing initiatives and related efforts on voucherless cash back offerings. Additionally, our cash back offers linked to customer credit cards involve collecting a net fee from the merchant, rather than selling a voucher to the customer and then remitting a portion of the proceeds to the merchant. As we report sales of vouchers to customers as gross billings, the growth of voucherless cash back transactions in future periods could adversely impact our gross billings trends. Mobile consumers, particularly those accessing our marketplaces through the mobile web, generally complete purchases at a lower rate and at lower average transaction prices than consumers accessing our marketplaces through desktop computers. As a substantial majority of our traffic comes from consumers on mobile devices, we are focused on improving the mobile experience in order to increase purchase rates. Our initiatives to improve the mobile experience include improving page speeds, enhancing our relevance algorithms, streamlining the checkout process and redirecting mobile web consumers to our mobile applications.
Managing Operating Efficiency. We are focused on effectively managing our cost structure as we seek to grow our profitability in future periods. Our prior restructuring actions and our continuing efforts to automate internal processes have allowed us to centralize many of our back office activities in lower cost shared service centers resulting in significant reductions in our selling, general and administrative expense in recent periods. We have primarily used those savings to invest in marketing and product enhancements intended to drive the long-term growth of our business. We intend to continue to focus on driving operating efficiency.

Results of Operations
Gross Billings
Gross billings by category and segment for the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
North America
Service gross billings:
Local	$502,309	$543,021	$(40,712)	(7.5)%
Goods	19,918	28,589	(8,671)	(30.3)
Travel	92,083	102,499	(10,416)	(10.2)
Total service gross billings	614,310	674,109	(59,799)	(8.9)
Product gross billings - Goods	154,720	180,887	(26,167)	(14.5)
Total North America gross billings	769,030	854,996	(85,966)	(10.1)

International
Service gross billings:
Local	207,396	217,307	(9,911)	(4.6)
Goods	9,780	19,583	(9,803)	(50.1)
Travel	51,939	57,522	(5,583)	(9.7)
Total service gross billings	269,115	294,412	(25,297)	(8.6)
Product gross billings - Goods	137,863	143,856	(5,993)	(4.2)
Total International gross billings	406,978	438,268	(31,290)	(7.1)
Total gross billings	$1,176,008	$1,293,264	$(117,256)	(9.1)
The effect on our gross billings for the three months ended March 31, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended March 31, 2019
	At Avg. Q1 2018 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,208,276	$(32,268)	$1,176,008

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America gross billings were 65.4% and 66.1% of total gross billings for the three months ended March 31, 2019 and 2018. North America gross billings decreased for the three months ended March 31, 2019 compared with the prior year period due to lower customer traffic, primarily from email and SEO, partially offset by higher gross billings per unit.
Lower customer traffic also adversely impacted gross billings per active customer, which was $112.62 for the trailing twelve months ended March 31, 2019, as compared with $116.95 in the corresponding prior year period and total units sold, which decreased to 23.2 million units for the three months ended March 31, 2019, as compared with 28.1 million units in the prior year period.

International
International gross billings were 34.6% and 33.9% of total gross billings for the three months ended March 31, 2019 and 2018. International gross billings decreased $31.3 million for the three months ended March 31, 2019 compared with the prior year period, primarily due to a $32.1 million unfavorable impact from year-over-year changes in foreign currency rates.
Revenue
Revenue by category and segment for the three months ended March 31, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
North America
Service revenue:
Local	$180,377	$187,411	$(7,034)	(3.8)%
Goods	3,127	4,874	(1,747)	(35.8)
Travel	18,941	20,084	(1,143)	(5.7)
Total service revenue	202,445	212,369	(9,924)	(4.7)
Product revenue - Goods	154,720	180,887	(26,167)	(14.5)
Total North America revenue	357,165	393,256	(36,091)	(9.2)

International
Service revenue:
Local	73,190	74,578	(1,388)	(1.9)
Goods	1,455	3,414	(1,959)	(57.4)
Travel	8,737	11,436	(2,699)	(23.6)
Total service revenue	83,382	89,428	(6,046)	(6.8)
Product revenue - Goods	137,863	143,856	(5,993)	(4.2)
Total International revenue	221,245	233,284	(12,039)	(5.2)
Total revenue	$578,410	$626,540	$(48,130)	(7.7)
The effect on revenue for the three months ended March 31, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended March 31, 2019
	At Avg. Q1 2018 Rates (1)	Exchange Rate Effect (2)	As Reported
Revenue	$596,123	$(17,713)	$578,410

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

The percentages of service gross billings that we retained after deducting the merchant's share for the three months ended March 31, 2019 and 2018 were as follows:

North America	International
North America
North America revenue was 61.7% and 62.8% of total revenue for the three months ended March 31, 2019 and 2018. North America revenue decreased $36.1 million for the three months ended March 31, 2019 compared with the prior year period primarily driven by the decline in transaction volume and gross billings, as discussed above.
International
International revenue was 38.3% and 37.2% of total revenue for the three months ended March 31, 2019 and 2018. International revenue decreased $12.0 million for the three months ended March 31, 2019 compared with the prior year period primarily driven by a $17.7 million unfavorable impact from year-over-year changes in foreign exchange rates and pricing and promotion strategies to stimulate demand in light of weakening consumer sentiment in Europe, particularly in the United Kingdom. These declines were partially offset by the expansion of our digital coupons offerings and a shift in our Goods category mix from service revenue transactions, which are reported on a net basis, toward product revenue transactions, which are reported on a gross basis.
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

Cost of revenue by category and segment for the three months ended March 31, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
North America
Service cost of revenue:
Local	$19,295	$20,655	$(1,360)	(6.6)%
Goods	564	933	(369)	(39.5)
Travel	3,673	4,082	(409)	(10.0)
Total service cost of revenue	23,532	25,670	(2,138)	(8.3)
Product cost of revenue - Goods	123,831	147,906	(24,075)	(16.3)
Total North America cost of revenue	147,363	173,576	(26,213)	(15.1)

International
Service cost of revenue:
Local	4,212	4,363	(151)	(3.5)
Goods	187	327	(140)	(42.8)
Travel	696	785	(89)	(11.3)
Total service cost of revenue	5,095	5,475	(380)	(6.9)
Product cost of revenue - Goods	119,936	122,604	(2,668)	(2.2)
Total International cost of revenue	125,031	128,079	(3,048)	(2.4)
Total cost of revenue	$272,394	$301,655	$(29,261)	(9.7)
The effect on cost of revenue for the three months ended March 31, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended March 31, 2019
	At Avg. Q1 2018 Rates (1)	Exchange Rate Effect (2)	As Reported
Cost of revenue	$282,535	$(10,141)	$272,394

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America cost of revenue was 54.1% and 57.5% of total cost of revenue for the three months ended March 31, 2019 and 2018. North America cost of revenue decreased $26.2 million for the three months ended March 31, 2019 compared with the prior year period primarily due to the decrease in transaction volume and gross billings as described above.
International
International cost of revenue was 45.9% and 42.5% of total cost of revenue for the three months ended March 31, 2019 and 2018. International cost of revenue decreased $3.0 million for the three months ended March 31, 2019 compared with the prior year period primarily due to a $10.1 million favorable impact from year-over-year changes in foreign exchange rates, partially offset by a shift in our Goods category mix from service revenue transactions, which are reported on a net basis, toward product revenue transactions, which are reported on a gross basis.

Gross Profit
Gross profit by category and segment for the three months ended March 31, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
North America
Service gross profit:
Local	$161,082	$166,756	$(5,674)	(3.4)%
Goods	2,563	3,941	(1,378)	(35.0)
Travel	15,268	16,002	(734)	(4.6)
Total service gross profit	178,913	186,699	(7,786)	(4.2)
Product gross profit - Goods	30,889	32,981	(2,092)	(6.3)
Total North America gross profit	209,802	219,680	(9,878)	(4.5)

International
Service gross profit:
Local	68,978	70,215	(1,237)	(1.8)
Goods	1,268	3,087	(1,819)	(58.9)
Travel	8,041	10,651	(2,610)	(24.5)
Total service gross profit	78,287	83,953	(5,666)	(6.7)
Product gross profit - Goods	17,927	21,252	(3,325)	(15.6)
Total International gross profit	96,214	105,205	(8,991)	(8.5)
Total gross profit	$306,016	$324,885	$(18,869)	(5.8)
The effect on gross profit for the three months ended March 31, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended March 31, 2019
	At Avg. Q1 2018 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross profit	$313,588	$(7,572)	$306,016

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America gross profit was 68.6% and 67.6% of total gross profit for the three months ended March 31, 2019 and 2018. The decrease in North America gross profit for the three months ended March 31, 2019 compared with the prior year period reflects a decline in transaction volume and billings, as discussed above.
International
International gross profit was 31.4% and 32.4% of total gross profit for the three months ended March 31, 2019 and 2018. The decrease in International gross profit for the three months ended March 31, 2019 compared with the prior year period was primarily attributable to a $7.5 million unfavorable impact from year-over-year changes in foreign exchange rates and pricing and promotion strategies to stimulate demand in light of weakening consumer sentiment in Europe, particularly in the United Kingdom. These declines were partially offset by the expansion of our digital coupons offerings.
.
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
Marketing expense by segment as a percentage of gross profit for the three months ended March 31, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	% of Gross Profit	2018	% of Gross Profit	$ Change	% Change
Marketing:
North America	$59,799	28.5%	$71,451	32.5%	$(11,652)	(16.3)%
International	33,598	34.9	27,705	26.3	5,893	21.3
Total marketing	$93,397	30.5	$99,156	30.5	$(5,759)	(5.8)
North America
North America segment marketing expense was 64.0% and 72.1% of total marketing expense for the three months ended March 31, 2019 and 2018. North America marketing expense and marketing expense as a percentage of gross profit for the three months ended March 31, 2019 decreased from the prior year period as we leveraged improved marketing analytics to drive efficiency in our marketing spend and maximize the lifetime value of our customer base and we spent less in offline marketing.
International
International segment marketing expense was 36.0% and 27.9% of total marketing expense for the three months ended March 31, 2019 and 2018. International marketing expense and marketing expense as a percentage of gross profit for the three months ended March 31, 2019 increased from the prior year period, as we continue to invest in the long-term potential of the International segment through strategies such as city-specific marketing campaigns. The increase in marketing expense was partially offset by a $2.6 million favorable impact from year-over-year changes in foreign exchange rates.
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

SG&A as a percentage of gross profit for the three months ended March 31, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	% of Gross Profit	2018	% of Gross Profit	$ Change	% Change
Selling, general and administrative	$210,424	68.8%	$222,344	68.4%	$(11,920)	(5.4)%
The decrease in SG&A for the three months ended March 31, 2019 as compared with the prior year period was attributable to the following:

•	a $6.3 million favorable impact from year-over-year changes in foreign currency exchange rates;

•	a $4.4 million decrease in compensation-related costs, including variable compensation; and

•	decreases in facilities costs, system costs, litigation and other general expenses.
Income (Loss) from Operations
Income (loss) from operations by segment for the three months ended March 31, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Income (loss) from operations
North America	$5,336	$(1,860)	$7,196	386.9%
International	(3,141)	5,245	(8,386)	(159.9)
Total income (loss) from operations	$2,195	$3,385	$(1,190)	(35.2)
North America
The increase in our income from operations was primarily attributable to a $5.4 million decrease in SG&A costs, including compensation-related and facilities-related costs, and an $11.7 million decrease in marketing expense, partially offset by a $9.9 million decrease in gross profit.
Income (loss) from operations includes stock-based compensation of $14.8 million and $17.9 million for the three months ended March 31, 2019 and 2018.
International
The decrease in our income from operations was primarily attributable to a $5.9 million increase in marketing expense and a $9.0 million decrease in gross profit, partially offset by a $6.5 million decrease in SG&A.
Income (loss) from operations includes stock-based compensation of $1.6 million and $1.4 million for the three months ended March 31, 2019 and 2018.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Other income (expense), net for the three months ended March 31, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Other income (expense), net	$(46,855)	$(8,515)	$(38,340)	(450.3)%
Other income (expense), net for the three months ended March 31, 2019 primarily consisted of the following:

•	$41.4 million of net losses on our fair value option investments. See Item 1, Note 3, Investments, for additional information;

•	$5.7 million of interest expense primarily related to interest on our convertible notes; and

•	$1.7 million in foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Those items were partially offset by $1.9 million in interest income.
Other income (expense), net for the three months ended March 31, 2018 primarily consisted of the following:

•	$5.0 million of net losses on our fair value option investments. See Item 1, Note 3, Investments, for additional information; and

•	$5.5 million of interest expense.
Those items were partially offset by the following:

•	$1.4 million in foreign currency gains, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies; and

•	$1.5 million in interest income.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three months ended March 31, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Provision (benefit) for income taxes	$(3,490)	$(2,335)	$(1,155)	(49.5)%
Effective tax rate	7.8%	45.5%
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three months ended March 31, 2019 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets and the reversal of reserves for uncertain tax positions due to the closure of a tax audit. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. The effective tax rate for the three months ended March 31, 2018 reflected a $6.4 million income tax benefit resulting from the impact of Topic 606 on intercompany activity in certain foreign jurisdictions, partially offset by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three months ended March 31, 2019 and 2018, special charges and credits included charges related to our restructuring plan. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Income (loss) from continuing operations	$(41,170)	$(2,795)
Adjustments:
Stock-based compensation (1)	16,411	19,278
Depreciation and amortization	28,416	29,661
Restructuring charges	(67)	283
Other (income) expense, net	46,855	8,515
Provision (benefit) for income taxes	(3,490)	(2,335)
Total adjustments	88,125	55,402
Adjusted EBITDA	$46,955	$52,607

(1)	Represents stock-based compensation expense recorded within Selling, general and administrative, Cost of revenue and Marketing.
Free cash flow. Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities from continuing operations less purchases of property and equipment and capitalized software. We use free cash flow to conduct and evaluate our business because, although it is similar to cash flow from continuing operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period.

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
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, cash balances, which totaled $645.6 million as of March 31, 2019, and available borrowing capacity under our Amended and Restated Credit Agreement.
Our net cash flows from operating, investing and financing activities from continuing operations for three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash provided by (used in):
Operating activities	$(147,483)	$(119,747)
Investing activities	(18,115)	(20,382)
Financing activities	(27,777)	(20,899)
Our free cash flow for the three months ended March 31, 2019 and 2018 and reconciliations to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities from continuing operations	$(147,483)	$(119,747)
Purchases of property and equipment and capitalized software from continuing operations	(17,477)	(20,144)
Free cash flow	$(164,960)	$(139,891)
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
Our cash balances fluctuate significantly throughout the year based on many variables, including gross billings growth rates, the timing of payments to merchants and suppliers, seasonality and the mix of transactions between Goods and Local. For example, we typically generate strong cash inflows during the fourth quarter holiday season, driven primarily by our Goods category, followed by significant cash outflows in the following period when payments are made to inventory suppliers. We are currently developing and testing voucherless offerings that are linked to customer credit cards. For our card-linked offerings, we offer cash back on customers' credit card statements based on qualifying purchases with participating merchants. For those offerings, we typically remit payment to a card brand network within two weeks of the qualifying purchase for the customer's cash back incentive and then we collect from the merchant both our commission and reimbursement for the customer's cash back incentive, usually on a monthly basis. The working capital impact of card-linked offerings is less favorable to us than voucher transactions, for which we collect payment from customers at the time of sale and remit payment to merchants at a later date. As such, we expect that our cash flows will initially be adversely impacted as our card-linked offerings scale in future periods.
For the three months ended March 31, 2019, our net cash used in operating activities from continuing operations was $147.5 million, as compared with our $41.2 million net loss from continuing operations. That difference was primarily due to a $195.7 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers. The difference between our net cash used in operating activities and our net loss from continuing operations due to changes in working capital was partially offset by $89.4 million of non-cash items, including a loss from changes in fair value of investments, depreciation and amortization and stock-based compensation.
For the three months ended March 31, 2018, our net cash used in operating activities from continuing operations was $119.7 million, as compared with a $2.8 million net loss from continuing operations. That difference was primarily due to a $167.3 million decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers. The difference between our net cash used in operating activities and our net loss from continuing operations due to changes in working capital was partially offset by $50.4 million of non-cash items, including depreciation and amortization and stock-based compensation.
Our net cash used in investing activities from continuing operations was $18.1 million and $20.4 million for the three months ended March 31, 2019 and 2018. Our net cash used in investing activities from continuing operations included purchases of property and equipment and capitalized software of $17.5 million and $20.1 million for the three months ended March 31, 2019 and 2018, respectively.
Our net cash used in financing activities was $27.8 million and $20.9 million for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019, net cash used in financing activities included $14.4 million in purchases of treasury stock under our share repurchase program, $6.8 million in payments of finance lease obligations and $5.1 million in taxes paid related to net share settlements of stock-based compensation awards. For the three months ended March 31, 2018, net cash used in financing activities included $9.0 million in payments of finance lease obligations and $9.2 million in taxes paid related to net share settlements of stock-based compensation awards.
Our Amended and Restated Credit Agreement provides for aggregate principal borrowings of up to $250.0 million and matures in June 2019. We are in the process of refinancing our Amended and Restated Credit Agreement and expect the refinancing transaction to close in the second quarter of 2019. As of March 31, 2019, we had no borrowings under our Amended and Restated Credit Agreement and were in compliance with all covenants. See Note 5, Financing Arrangements, for additional information.
As of March 31, 2019, we had $252.6 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars and Japanese yen. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board of Directors authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three months ended March 31, 2019, we repurchased 4,407,995 shares for an aggregate purchase price of $15.1 million (including fees and commissions) under our repurchase program. As of March 31, 2019, up to $275.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under our Amended and Restated Credit Agreement, share price and other factors, and the program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.
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
Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2019 did not materially change from the amounts set forth in our 2018 Annual Report on Form 10-K, except as disclosed in Note 6, Leases.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2019.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, refer to the critical accounting policies and estimates under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
The changes to our lease recognition policies upon the adoption of Topic 842 on January 1, 2019 represent a material change to our critical accounting policies and estimates during the three months ended March 31, 2019. See Note 6, Leases, for additional information related to our new lease recognition policies.
Recently Issued Accounting Standards
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three months ended March 31, 2019, we derived approximately 38.3% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support those markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of March 31, 2019 and December 31, 2018.
As of March 31, 2019, our net working capital surplus (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $11.0 million. The potential increase in this working capital surplus from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $1.1 million. This compares with a $20.8 million working capital surplus subject to foreign currency exposure as of December 31, 2018, for which a 10% adverse change would have resulted in a potential increase in this working capital surplus of $2.1 million.
Interest Rate Risk
Our cash balance as of March 31, 2019 consists of bank deposits, so exposure to market risk for changes in interest rates is limited. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Note 5, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In June 2016, we entered into the Amended and Restated Credit Agreement that provides for aggregate principal borrowings of up to $250.0 million. As of March 31, 2019, there were no borrowings outstanding under the Amended and Restated Credit Agreement. Because the Amended and Restated Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended and Restated Credit Agreement. We also have $164.5 million of lease obligations. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2019.

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
Based on this evaluation, our management concluded that, as of March 31, 2019, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On January 1, 2019, we adopted the lease recognition guidance in Topic 842. We implemented internal controls designed to provide reasonable assurance that we have properly applied the guidance in Topic 842 to our financial statements. Those internal controls included establishing policies and procedures required by Topic 842, such as developing a methodology to determine discount rate when an implicit rate cannot be readily determined. We also developed internal controls surrounding the implementation and use of a new lease accounting system.
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, except to supplement and amend those risk factors as follows:
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

•
different regulatory or other legal requirements (including potential fines and penalties that may be imposed for failure to comply with those requirements), such as regulation of gift cards and coupon terms, Internet services, professional selling, distance selling, bulk emailing, privacy and data protection (including GDPR, which became effective in May 2018), cybersecurity, business licenses and certifications, taxation (including the European Union's voucher directive, digital service tax and similar regulations), consumer protection laws including those restricting the types of services we may offer (e.g., medical-related services), banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, cause unanticipated compliance expenses or limit our ability to enforce contractual obligations;

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
In addition, we are subject to risks associated with the withdrawal of the United Kingdom from the European Union (“Brexit”). In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw, and withdrawal negotiations began in June 2017. European Union rules provide for a two-year negotiation period, which was extended until October 31, 2019. There remains significant uncertainty about the future relationship between the United Kingdom and the European Union, including the possibility of the United Kingdom leaving the European Union without a negotiated and bilaterally approved withdrawal plan. We have significant operations in both the United Kingdom and the European Union. Our operations and that of our merchants are highly integrated across the United Kingdom and the European Union, and we are highly dependent on the free flow of labor and goods in those regions. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our merchant and customer relationships and financial performance. In addition, uncertainty regarding the terms and timeline for Brexit could continue to adversely affect consumer confidence and spending in the United Kingdom. The ultimate effects of Brexit on us will depend on the timing and specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.
The adoption of tax reform policies, including the enactment of legislation or regulations implementing changes in the tax treatment of companies engaged in Internet commerce or the U.S. taxation of international business activities could materially affect our financial position and results of operations.
Further, due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce, and new or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, obligations on online marketplaces and remote sellers to collect sales taxes, VAT and similar taxes (including digital service taxes), may result in liability for third party obligations and would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. For example, the voucher directive recently adopted by the European Union, digital service taxes adopted by certain countries or similar regulations could adversely affect our financial results. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
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
We currently hold non-controlling minority investments in Monster Holdings LP ("Monster LP") and other entities and we may make additional strategic minority investments in the future. Such minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/ or compliance risks associated with the investments. Other investors in these entities may have business goals and interests that are not aligned with ours, or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have a material adverse impact on our reputation, business, financial condition and results of operations.
If Monster LP or other entities seek additional financing in order to fund their growth strategies, such financing transactions may result in further dilution of our ownership stakes and such transactions have and in the future may occur at lower valuations than the investment transactions through which we acquired such interests, which could significantly decrease the fair values of our investments in those entities. Additionally, if Monster LP or other entities are unable to obtain any such financing, those entities could need to significantly reduce their spending in order to fund their operations. Such actions as well as a decline in the business performance, financial condition and competitive environment of an entity likely would result in reduced growth forecasts, which also could significantly decrease the fair values of our investments in those entities. Further, we have made an irrevocable election to account for our investments in Monster LP and other entities at fair value with changes in fair value reported in earnings. Our election to apply fair value accounting to those investments has and may continue to cause fluctuations in our earnings from period to period.
As we increase our reliance on cloud-based platforms to operate and deliver our products and services, any disruption or interference with these platforms could adversely affect our financial condition, and results of operations.
We are migrating a significant portion of our computing infrastructure to third party hosted cloud-based computing platforms. These migrations can be risky and may cause disruptions to the availability of our products due to service outages, downtime or other unforeseen issues that could increase our costs. We also may be subject to additional risk of cybersecurity breaches or other improper access to our data or confidential information during or following migrations to cloud-based computing platforms. In addition, cloud computing services may operate differently than anticipated when introduced or when new versions or enhancements are released. As we increase our reliance on cloud-based computing services, our exposure to damage from service interruptions may increase. In the event any such issues arise, it may be difficult for us to switch our operations from our primary cloud computing service providers to alternative providers. Further, any such transition would be difficult to implement, involve significant time and expense and could negatively impact our ability to deliver our products and services, which could harm our financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2019, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
On May 7, 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three months ended March 31, 2019, we repurchased 4,407,995 shares for an aggregate purchase price of $15.1 million (including fees and commissions) under our repurchase program. As of March 31, 2019, up to $275.0 million of common stock remained available for purchase under our program. The timing and amount of any share repurchases, if any, will be determined based on market conditions, limitations under the amended and restated credit agreement, share price and other factors, and the program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when we might otherwise be precluded from doing so. See Note 8, Stockholders' Equity and Compensation Arrangements, for discussion regarding our share repurchase program.

A summary of our common stock repurchases during the three months ended March 31, 2019 under our share repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2019	—	$—	—	$290,000,000
February 1-28, 2019	743,246	3.33	743,246	287,531,397
March 1-31, 2019	3,664,749	3.43	3,664,749	275,000,002
Total	4,407,995	$3.42	4,407,995	$275,000,002
The following table provides information about purchases of shares of our common stock during the three months ended March 31, 2019 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2019	256,551	$3.59	—	—
February 1-28, 2019	408,817	3.81	—	—
March 1-31, 2019	920,360	3.48	—	—
Total	1,585,728	$3.58	—	—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Notice and Performance Share Unit Award Agreement under the Groupon, Inc. 2011 Incentive Plan, as Amended **
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________
** Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April 2019.

GROUPON, INC.
By:	/s/ Michael Randolfi
	Name:	Michael Randolfi
	Title:	Chief Financial Officer