Form 10-Q
period 2019-06-30
Groupon, Inc.
filed 2019-07-30
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 1-35335

Groupon, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0903295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 W Chicago Avenue	60654
Suite 400	(Zip Code)
Chicago
Illinois	(312)	334-1579
(Address of principal executive offices)	(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	GRPN	NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒         No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐        No  ☒
As of July 26, 2019, there were 567,619,924 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, risks related to volatility in our operating results; execution of our business and marketing strategies; retaining existing customers and adding new customers; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments and any potential adverse impact from the United Kingdom's likely exit from the European Union; retaining and adding high quality merchants; our voucherless offerings; cybersecurity breaches; reliance on cloud-based computing platforms; competing successfully in our industry; changes to merchant payment terms; providing a strong mobile experience for our customers; maintaining and improving our information technology infrastructure; delivery and routing of our emails; claims related to product and service offerings; managing inventory and order fulfillment risks; litigation; managing refund risks; retaining and attracting members of our executive team; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; tax liabilities; tax legislation; protecting our intellectual property; maintaining a strong brand; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; our common stock, including volatility in our stock price; our convertible senior notes; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, and Part II, Item 1A , Risk Factors of our Quarterly report on Form 10-Q for the quarter ended March 31, 2019, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission ("SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," the "Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$596,837	$841,021
Accounts receivable, net	74,706	69,493
Prepaid expenses and other current assets	91,056	88,115
Total current assets	762,599	998,629
Property, equipment and software, net	134,672	143,117
Right-of-use assets - operating leases, net	114,500	—
Goodwill	324,705	325,491
Intangible assets, net	38,996	45,401
Investments	39,301	108,515
Other non-current assets	24,435	20,989
Total Assets	$1,439,208	$1,642,142
Liabilities and Equity
Current liabilities:
Accounts payable	$26,968	$38,359
Accrued merchant and supplier payables	464,125	651,781
Accrued expenses and other current liabilities	258,610	267,034
Total current liabilities	749,703	957,174
Convertible senior notes, net	208,100	201,669
Operating lease obligations	121,526	—
Other non-current liabilities	53,740	100,688
Total Liabilities	1,133,069	1,259,531
Commitments and contingencies (see Note 7)
Stockholders' Equity
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized; 767,155,735 shares issued and 566,664,464 shares outstanding at June 30, 2019; 760,939,440 shares issued and 569,084,312 shares outstanding at December 31, 2018	76	76
Additional paid-in capital	2,271,600	2,234,560
Treasury stock, at cost, 200,491,271 and 191,855,128 shares at June 30, 2019 and December 31, 2018	(907,599)	(877,491)
Accumulated deficit	(1,093,232)	(1,010,499)
Accumulated other comprehensive income (loss)	34,485	34,602
Total Groupon, Inc. Stockholders' Equity	305,330	381,248
Noncontrolling interests	809	1,363
Total Equity	306,139	382,611
Total Liabilities and Equity	$1,439,208	$1,642,142
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Service	$277,603	$295,652	$563,430	$597,449
Product	254,974	321,744	547,557	646,487
Total revenue	532,577	617,396	1,110,987	1,243,936
Cost of revenue:
Service	28,595	30,230	57,222	61,375
Product	211,850	263,508	455,617	534,018
Total cost of revenue	240,445	293,738	512,839	595,393
Gross profit	292,132	323,658	598,148	648,543
Operating expenses:
Marketing	88,923	94,178	182,320	193,334
Selling, general and administrative	210,348	293,725	420,772	516,069
Total operating expenses	299,271	387,903	603,092	709,403
Income (loss) from operations	(7,139)	(64,245)	(4,944)	(60,860)
Other income (expense), net	(28,494)	(26,457)	(75,349)	(34,972)
Income (loss) from continuing operations before provision (benefit) for income taxes	(35,633)	(90,702)	(80,293)	(95,832)
Provision (benefit) for income taxes	2,012	1,552	(1,478)	(783)
Income (loss) from continuing operations	(37,645)	(92,254)	(78,815)	(95,049)
Income (loss) from discontinued operations, net of tax	—	—	2,162	—
Net income (loss)	(37,645)	(92,254)	(76,653)	(95,049)
Net income attributable to noncontrolling interests	(2,601)	(2,780)	(6,080)	(6,873)
Net income (loss) attributable to Groupon, Inc.	$(40,246)	$(95,034)	$(82,733)	$(101,922)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.07)	$(0.17)	$(0.15)	$(0.18)
Discontinued operations	0.00	0.00	0.01	0.00
Basic and diluted net income (loss) per share	$(0.07)	$(0.17)	$(0.14)	$(0.18)

Weighted average number of shares outstanding
Basic	567,962,461	565,284,705	569,014,065	563,502,954
Diluted	567,962,461	565,284,705	569,014,065	563,502,954

Comprehensive income (loss):
Net income (loss)	$(37,645)	$(92,254)	$(76,653)	$(95,049)
Other comprehensive income (loss):
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	(3,285)	2,806	(13)	1,238
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of ($48) and $0 for the three months ended June 30, 2019 and 2018, and ($35) and $0 for the six months ended June 30, 2019 and 2018)	(145)	(435)	(104)	(936)
Other comprehensive income (loss) from continuing operations	(3,430)	2,371	(117)	302
Other comprehensive income (loss) from discontinued operations	—	—	—	—
Other comprehensive income (loss)	(3,430)	2,371	(117)	302

Comprehensive income (loss)	(41,075)	(89,883)	(76,770)	(94,747)
Comprehensive income (loss) attributable to noncontrolling interest	(2,601)	(2,780)	(6,080)	(6,873)
Comprehensive income (loss) attributable to Groupon, Inc.	$(43,676)	$(92,663)	$(82,850)	$(101,620)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	760,939,440	$76	$2,234,560	(191,855,128)	$(877,491)	$(1,010,499)	$34,602	$381,248	$1,363	$382,611
Net income (loss)	—	—	—	—	—	(42,487)	—	(42,487)	3,479	(39,008)
Foreign currency translation	—	—	—	—	—	—	3,272	3,272	—	3,272
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	41	41	—	41
Exercise of stock options	12,500	—	8	—	—	—	—	8	—	8
Vesting of restricted stock units and performance share units	4,160,415	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	719,297	—	1,998	—	—	—	—	1,998	—	1,998
Tax withholdings related to net share settlements of stock-based compensation awards	(1,585,728)	—	(5,681)	—	—	—	—	(5,681)	—	(5,681)
Purchases of treasury stock	—	—	—	(4,407,995)	(15,055)	—	—	(15,055)	—	(15,055)
Stock-based compensation on equity-classified awards	—	—	17,731	—	—	—	—	17,731	—	17,731
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,521)	(3,521)
Balance at March 31, 2019	764,245,924	76	2,248,616	(196,263,123)	(892,546)	(1,052,986)	37,915	341,075	1,321	342,396
Net income (loss)	—	—	—	—	—	(40,246)	—	(40,246)	2,601	(37,645)
Foreign currency translation	—	—	—	—	—	—	(3,285)	(3,285)	—	(3,285)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(145)	(145)	—	(145)
Exercise of stock options	30,000	—	32	—	—	—	—	32	—	32
Vesting of restricted stock units and performance share units	4,404,213	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(1,524,402)	—	(5,387)	—	—	—	—	(5,387)	—	(5,387)
Purchases of treasury stock	—	—	—	(4,228,148)	(15,053)	—	—	(15,053)	—	(15,053)
Stock-based compensation on equity-classified awards	—	—	28,339		—	—	—	28,339	—	28,339
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,113)	(3,113)
Balance at June 30, 2019	767,155,735	$76	$2,271,600	(200,491,271)	$(907,599)	$(1,093,232)	$34,485	$305,330	$809	$306,139
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	748,541,862	$75	$2,174,708	(188,602,242)	$(867,450)	$(1,088,204)	$31,844	$250,973	$872	$251,845
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	88,945	—	88,945	—	88,945
Reclassification for impact of U.S. tax rate change	—	—	—	—	—	(161)	161	—	—	—
Net income (loss)	—	—	—	—	—	(6,888)	—	(6,888)	4,093	(2,795)
Foreign currency translation	—	—	—	—	—	—	(1,568)	(1,568)	—	(1,568)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(501)	(501)	—	(501)
Exercise of stock options	2,400	—	6	—	—	—	—	6	—	6
Vesting of restricted stock units and performance share units	4,157,462	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	746,773	—	2,434	—	—	—	—	2,434	—	2,434
Shares issues to settle liability-classified awards	1,240,379	—	6,436	—	—	—	—	6,436	—	6,436
Tax withholdings related to net share settlements of stock-based compensation awards	(2,024,590)	—	(9,355)	—	—	—	—	(9,355)	—	(9,355)
Stock-based compensation on equity-classified awards	—	—	18,240	—	—	—	—	18,240	—	18,240
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,315)	(3,315)
Balance on March 31, 2018	752,664,286	75	2,192,469	(188,602,242)	(867,450)	(1,006,308)	29,936	348,722	1,650	350,372
Net income (loss)	—	—	—	—	—	(95,034)	—	(95,034)	2,780	(92,254)
Foreign currency translation	—	—	—	—	—	—	2,806	2,806	—	2,806
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(435)	(435)	—	(435)
Exercise of stock options	665,343	—	64	—	—	—	—	64	—	64
Vesting of restricted stock units and performance share units	3,628,257	1	(1)	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(1,151,259)	—	(5,144)	—	—	—	—	(5,144)	—	(5,144)
Stock-based compensation on equity-classified awards	—	—	19,353	—	—	—	—	19,353	—	19,353
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,625)	(3,625)
Balance at June 30, 2018	755,806,627	$76	$2,206,741	(188,602,242)	$(867,450)	$(1,101,342)	$32,307	$270,332	$805	$271,137
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income (loss)	$(76,653)	$(95,049)
Less: Income (loss) from discontinued operations, net of tax	2,162	—
Income (loss) from continuing operations	(78,815)	(95,049)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	47,861	52,149
Amortization of acquired intangible assets	7,671	6,466
Stock-based compensation	42,974	35,644
Impairments of investments	—	10,044
Deferred income taxes	360	(6,575)
(Gain) loss from changes in fair value of investments	68,985	8,068
Amortization of debt discount on convertible senior notes	6,431	5,806
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(5,311)	27,296
Prepaid expenses and other current assets	(4,021)	1,489
Accounts payable	(10,890)	(9,340)
Accrued merchant and supplier payables	(186,519)	(172,982)
Accrued expenses and other current liabilities	(44,696)	51,140
Other, net	7,268	10,272
Net cash provided by (used in) operating activities from continuing operations	(148,702)	(75,572)
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	(148,702)	(75,572)
Investing activities
Purchases of property and equipment and capitalized software	(34,161)	(37,517)
Acquisition of business, net of acquired cash	—	(57,821)
Acquisitions of intangible assets and other investing activities	(1,189)	(758)
Net cash provided by (used in) investing activities from continuing operations	(35,350)	(96,096)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(35,350)	(96,096)
Financing activities
Issuance costs for revolving credit agreement	(2,334)	—
Payments for purchases of treasury stock	(29,569)	—
Taxes paid related to net share settlements of stock-based compensation awards	(10,231)	(16,138)
Proceeds from stock option exercises and employee stock purchase plan	2,038	2,504
Distributions to noncontrolling interest holders	(6,634)	(6,940)
Payments of finance lease obligations	(12,628)	(17,239)
Payments of contingent consideration related to acquisitions	—	(1,815)
Net cash provided by (used in) financing activities	(59,358)	(39,628)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets	(1,755)	(6,644)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets	(245,165)	(217,940)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(245,165)	(217,940)
Cash, cash equivalents and restricted cash, beginning of period	844,728	885,481
Cash, cash equivalents and restricted cash, end of period (1)	$599,563	$667,541

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease arrangements (2)	$—	$9,581
Leasehold improvements funded by lessor	—	557
Liability for purchases of treasury stock	(995)	—
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	(767)	(789)
Contingent consideration liabilities incurred in connection with acquisition of business	—	1,589
Financing obligation incurred in connection with acquisition of business	—	8,604

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

(1)
The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018 and amounts previously reported within the condensed consolidated balance sheet in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (in thousands):

	June 30, 2019	June 30, 2018	December 31, 2018
Cash and cash equivalents	$596,837	$662,893	$841,021
Restricted cash included in prepaid expenses and other current assets	2,340	4,250	3,320
Restricted cash included in other non-current assets	386	398	387
Cash, cash equivalents and restricted cash	$599,563	$667,541	$844,728

(2)	Please refer to Note 6, Leases, for supplemental cash flow information on our leasing obligations, as required by our adoption of ASU 2016-02, Leases ("Topic 842"), on January 1, 2019.

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
We adopted the guidance in ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, on January 1, 2019. This ASU requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40, Internal Use Software, to determine which costs to implement the service contract would be capitalized as an asset related to the service contract and which costs would be expensed. The requirements of ASU 2018-15 have been applied on a prospective basis to implementation costs incurred on or after January 1, 2019. As a result of the adoption of ASU 2018-15, we capitalized $1.9 million and $2.8 million of implementation costs for the three and six months ended June 30, 2019. Those capitalized costs are included within Other non-current assets on the condensed consolidated balance sheet as of June 30, 2019. We have not recognized any amortization related to these implementation costs. We will amortize the implementation costs on a straight-line basis over the term of the associated hosting arrangement for each module or component of the related hosting arrangement when it is ready for its intended use. Amortization costs will be recorded in Selling, general and administrative expense on the condensed consolidated statements of operations.
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
2. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes goodwill activity by segment for the six months ended June 30, 2019 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2018	$178,685	$146,806	$325,491
Foreign currency translation	—	(786)	(786)
Balance as of June 30, 2019	$178,685	$146,020	$324,705

The following table summarizes intangible assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$16,200	$14,400	$1,800	$16,200	$11,700	$4,500
Merchant relationships	21,486	6,157	15,329	21,554	4,105	17,449
Trade names	9,467	7,074	2,393	9,476	6,799	2,677
Developed technology	13,813	13,601	212	13,825	13,485	340
Patents	21,744	17,254	4,490	20,508	16,451	4,057
Other intangible assets	26,091	11,319	14,772	26,007	9,629	16,378
Total	$108,801	$69,805	$38,996	$107,570	$62,169	$45,401

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $3.8 million and $3.5 million for the three months ended June 30, 2019 and 2018, and $7.7 million and $6.4 million for the six months ended June 30, 2019 and 2018. As of June 30, 2019, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2019	$6,384
2020	7,780
2021	7,046
2022	6,730
2023	5,582
Thereafter	5,474
Total	$38,996

3. INVESTMENTS
The following table summarizes investments as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	Percent Ownership of Voting Stock			December 31, 2018	Percent Ownership of Voting Stock
Available-for-sale securities - redeemable preferred shares	$10,201	19%	to	25%	$10,340	19%	to	25%
Fair value option investments	4,917	10%	to	19%	73,902	10%	to	19%
Other equity investments	24,183	1%	to	19%	24,273	1%	to	19%
Total investments	$39,301				$108,515

Available-for-Sale Securities - Redeemable Preferred Shares
The following table summarizes amortized cost, gross unrealized gain, gross unrealized loss and fair value of redeemable preferred shares as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Amortized cost	$9,961	$9,961
Gross unrealized gain (loss)	240	379
Fair value	$10,201	$10,340

We recorded other-than-temporary impairments of available-for-sale securities of $4.6 million and $5.4 million for the three and six months ended June 30, 2018. Those impairments are classified within Other income (expense), net on the condensed consolidated statements of operations. There were no impairments of available-for-sale securities for the three and six months ended June 30, 2019.

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
We determined that the fair value of our investments in Monster LP and Nearbuy were $0.0 million and $4.9 million, respectively, as of June 30, 2019 and $69.4 million and $4.5 million, respectively, as of December 31, 2018.The following table summarizes gains and losses due to changes in fair value of those investments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Monster LP	$(27,949)	$(3,054)	$(69,408)	$(8,285)
Nearbuy	372	19	423	217
Total	$(27,577)	$(3,035)	$(68,985)	$(8,068)

During the first quarter 2019, we recognized a $41.5 million loss from changes in the fair value of our investment in Monster LP due to the revised cash flow projections provided by TMON in March 2019 and an increase in the discount rate applied to those forecasts, which increased to 26.0% as of March 31, 2019, as compared with 21.0% as of December 31, 2018. The increase in the discount rate applied as of March 31, 2019 was due to the deterioration in the financial condition of TMON and the competitive environment in the Korean e-commerce industry, which resulted in an increase to financial projection risk. During the second quarter 2019, we recognized an additional loss of $27.9 million from changes in the fair value of our investment in Monster LP due to revised financial projections provided by TMON in June 2019. The revisions to the financial projections were made as a result of TMON’s continued underperformance as compared with prior projections along with adjustments to their business model.
The following table summarizes the condensed financial information for Monster LP for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$131,816	$84,525	$252,016	$171,384
Gross profit	9,542	6,574	17,407	13,811
Loss before income taxes	(31,253)	(35,447)	(60,324)	(68,867)
Net loss	(31,253)	(35,447)	(60,324)	(68,867)
Other Equity Investments
Other equity investments represents equity investments without readily determinable fair values. We have elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes and impairments. We recorded a $4.6 million impairment of an other equity investment for the three and six months ended June 30, 2018. That impairment is classified within Other income (expense), net on the condensed consolidated statements of operations. There were no other adjustments for observable price changes related to these investments since our adoption of ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$1,915	$1,836	$3,851	$3,345
Interest expense	(5,442)	(5,228)	(11,133)	(10,721)
Changes in fair value of investments	(27,577)	(3,035)	(68,985)	(8,068)
Foreign currency gains (losses), net	2,609	(12,533)	930	(11,135)
Impairments of investments	—	(9,189)	—	(10,044)
Other	1	1,692	(12)	1,651
Other income (expense), net	$(28,494)	$(26,457)	$(75,349)	$(34,972)

The following table summarizes prepaid expenses and other current assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Merchandise inventories	$29,235	$33,739
Prepaid expenses	32,414	28,209
Income taxes receivable	6,693	6,717
Other	22,714	19,450
Total prepaid expenses and other current assets	$91,056	$88,115

The following table summarizes accrued merchant and supplier payables as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accrued merchant payables	$333,441	$371,279
Accrued supplier payables (1)	130,684	280,502
Total accrued merchant and supplier payables	$464,125	$651,781

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes accrued expenses and other current liabilities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Refunds reserve	$19,812	$27,957
Compensation and benefits	56,600	56,173
Accrued marketing	29,227	39,094
Customer credits	17,516	15,118
Income taxes payable	5,320	8,987
Deferred revenue	19,949	25,452
Current portion of lease obligations (1)	43,033	17,207
Other	67,153	77,046
Total accrued expenses and other current liabilities	$258,610	$267,034

(1)
Current portion of lease obligations as of June 30, 2019 includes $25.0 million of additional lease obligations that were recognized on January 1, 2019 as a result of the adoption of Topic 842. Refer to Note 6, Leases, for additional information.

The following table summarizes other non-current liabilities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Contingent income tax liabilities	$32,756	$39,858
Deferred rent (1)	—	32,186
Deferred income taxes	4,164	6,619
Other	16,820	22,025
Total other non-current liabilities	$53,740	$100,688

(1)
Non-current operating lease liabilities as of June 30, 2019 are included within Operating lease obligations on the condensed consolidated balance sheet as a result of the adoption of Topic 842 on January 1, 2019. Refer to Note 6, Leases, for additional information.

5. FINANCING ARRANGEMENTS
Convertible Senior Notes
On April 4, 2016, we issued $250.0 million in aggregate principal amount of convertible senior notes (the "Notes") in a private placement to A-G Holdings, L.P. ("AGH"). Michael Angelakis, the chairman and chief executive officer of Atairos Group, Inc. ("Atairos"), joined our Board of Directors (the "Board") in connection with the issuance of the Notes. Atairos controls the voting power of AGH. The net proceeds from this offering were $243.2 million after deducting issuance costs. The Notes bear interest at a rate of 3.25% per annum, payable annually in arrears on April 1 of each year, beginning on April 1, 2017. The Notes will mature on April 1, 2022, subject to earlier conversion or redemption.
Each $1,000 of principal amount of the Notes initially is convertible into 185.1852 shares of common stock, which is equivalent to an initial conversion price of $5.40 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture"). Based on the closing price of the common stock of $3.58 as of June 30, 2019, the if-converted value of the Notes was less than the principal amount.
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
The carrying amount of the Notes consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(41,900)	(48,331)
Net carrying amount of liability component	$208,100	$201,669

Net carrying amount of equity component	$67,014	$67,014

The estimated fair value of the Notes as of June 30, 2019 and December 31, 2018 was $267.1 million and $257.1 million, and was determined using a lattice model. We classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the Notes and our cost of debt.
As of June 30, 2019, the remaining term of the Notes is approximately 2 years and 9 months. During the three and six months ended June 30, 2019 and 2018, we recognized interest costs on the Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest (3.25% of the principal amount per annum)	$2,032	$2,032	$4,064	$4,064
Amortization of debt discount	3,256	2,940	6,431	5,806
Total	$5,288	$4,972	$10,495	$9,870

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
The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
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
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement (the "2019 Credit Agreement") which provides for aggregate principal borrowings of up to $400.0 million and matures in May 2024. The 2019 Credit Agreement replaced our previous $250.0 million amended and restated credit agreement that was scheduled to mature in June 2019 (the "2016 Credit Agreement"). We recorded a liability for debt issuance costs of $2.3 million related to the 2019 Credit Agreement. Those costs will be amortized to interest expense over the term of the agreement.
Borrowings under the 2019 Credit Agreement bear interest, at our option, at a rate per annum equal to (a) an adjusted LIBO rate or (b) a customary base rate (with loans denominated in certain currencies bearing interest at rates specific to such currencies) plus an additional margin ranging between 0.50% and 2.00%. We are required to pay quarterly commitment fees ranging from 0.25% to 0.35% per annum of the average daily amount of unused commitments available under the 2019 Credit Agreement. The 2019 Credit Agreement also provides for the issuance of up to $75.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $400.0 million.
The 2019 Credit Agreement is secured by substantially all of our tangible and intangible assets, including a pledge of 100% of the outstanding capital stock of substantially all of our direct and indirect domestic subsidiaries and 65% of the shares or equity interests of first-tier foreign subsidiaries and each U.S. entity whose assets substantially consist of capital stock and/or intercompany debt of one or more foreign subsidiaries, subject to certain exceptions. Certain of our domestic subsidiaries are guarantors under the 2019 Credit Agreement.
The 2019 Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness; make dividend and other restricted payments, including share repurchases; enter into sale and leaseback transactions; make investments, loans or advances; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; and engage in transactions with affiliates. The 2019 Credit Agreement requires us to maintain compliance with specified financial covenants, comprised of a minimum fixed charge coverage ratio, a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum liquidity ratio, each as set forth in the 2019 Credit Agreement. We are also required to maintain, as of the last day of each fiscal quarter, unrestricted cash of at least $250.0 million, including $125.0 million in accounts held with lenders under the 2019 Credit Agreement or their affiliates. Non-compliance with these covenants may result in termination of the commitments under the 2019 Credit Agreement and any then outstanding borrowings may be declared due and payable immediately. We have the right to terminate the 2019 Credit Agreement or reduce the available commitments at any time.
As of June 30, 2019, we had no borrowings outstanding under the 2019 Credit Agreement and as of December 31, 2018, we had no borrowings outstanding under the 2016 Credit Agreement. As of June 30, 2019, we had outstanding letters of credit of $18.2 million under the 2019 Credit Agreement and as of December 31, 2018, we had outstanding letters of credit of $19.2 million under the 2016 Credit Agreement.
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
The following summarizes right-of-use assets as of June 30, 2019 (in thousands):

June 30, 2019
Right-of-use assets - operating leases	$127,305
Right-of-use assets - finance leases (1)	35,201
Total right-of-use assets, gross	162,506
Less: accumulated depreciation and amortization	(25,572)
Right-of-use assets, net	$136,934

(1)	Right-of-use assets for finance leases are included in Property, equipment and software, net on the condensed consolidated balance sheet.
Related Party Sublease Agreement
On December 28, 2016, we entered into a sublease for portions of our office space at 600 West Chicago to Uptake, Inc. ("Uptake"), a Lightbank LLC ("Lightbank") portfolio company. Eric Lefkofsky, our co-founder and Chairman of the Board, is a co-founder and owns a significant equity interest in Lightbank. The sublease was a market rate transaction on terms that we believe are no less favorable than would have been reached with an unrelated third party. The sublease extends through January 31, 2026 and the sublease rentals over the entire term total approximately $18.2 million. Pursuant to our related party transaction policy, our Audit Committee approved the sublease. We recognized income from the sublease of $0.5 million and $0.5 million for the three months ended June 30, 2019 and 2018, and $1.2 million and $1.0 million for the six months ended June 30, 2019 and 2018.
Significant Assumptions and Judgments
Significant judgment is required when determining whether a contract is or contains a lease. We review contracts to determine whether the language conveys the right to control the use of an identified asset for a period of time in exchange for consideration.
As discussed above, the present value of minimum lease payments is used in determining the value of our operating and finance leases. The discount rate used to calculate the present value for lease payments is the rate implicit in the lease, unless that rate cannot be readily determined. For leases in which the rate implicit in the lease is not readily determinable, the discount rate is our incremental borrowing rate, which is determined based on information available at lease commencement and is equal to the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The discount rate used for our lease obligations as of June 30, 2019 and January 1, 2019 ranged from 1.5% to 6.9%. As of June 30, 2019, the weighted-average remaining lease term for our finance leases and operating leases was 2 years and 5 years. As of June 30, 2019, the weighted-average discount rate for our finance leases and operating leases was 5.1% and 5.6%.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes our lease cost and sublease income for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Financing lease cost:
Amortization of right-of-use assets	$5,999	$12,755
Interest on lease liabilities	266	573
Total finance lease cost	6,265	13,328
Operating lease cost	8,737	17,211
Variable lease cost	1,825	3,909
Short-term lease cost	169	210
Sublease income, gross	(1,312)	(2,624)
Total lease cost	$15,684	$32,034

As of June 30, 2019, the future payments under finance leases and operating leases for each of the next five years and thereafter are as follows (in thousands):

	Finance Leases	Operating Leases
Remaining in 2019	$6,972	$19,787
2020	8,971	35,994
2021	5,052	32,720
2022	715	31,962
2023	12	24,516
Thereafter	—	33,175
Total minimum lease payments	21,722	178,154
Less: Amount representing interest	(1,080)	(24,761)
Present value of net minimum lease payments	20,642	153,393
Less: Current portion of lease obligations	(11,166)	(31,867)
Total long-term lease obligations	$9,476	$121,526

As of June 30, 2019, the future amounts due under subleases for each of the next five years and thereafter are as follows (in thousands):

Subleases
Remaining in 2019	$2,603
2020	5,027
2021	5,065
2022	5,103
2023	4,385
Thereafter	4,891
Total future sublease income	$27,074

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes supplemental cash flow information on our leasing obligations for the six months ended June 30, 2019 (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$573
Operating cash flows from operating leases	(13,145)
Financing cash flows from finance leases	(12,628)
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	2,872
Operating leases	17,853

7. COMMITMENTS AND CONTINGENCIES
Our purchase obligations as of June 30, 2019 did not materially change from the amounts set forth in our 2018 Annual Report on Form 10-K.
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
Indemnifications
In connection with the disposition of our operations in Latin America in the first quarter of 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. During the first quarter of 2019, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. The resulting benefit of $2.2 million is recorded within Income (loss) from discontinued operations on the condensed consolidated statement of operations for the six months ended June 30, 2019. Our remaining indemnification liabilities were $3.2 million as of June 30, 2019. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of June 30, 2019 is approximately $13.3 million.
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
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three and six months ended June 30, 2019, we repurchased 4,228,148 and 8,636,143 shares for an aggregate purchase price of $15.1 million and $30.1 million (including fees and commissions) under our

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

repurchase program. As of June 30, 2019, up to $260.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the 2019 Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time.
Groupon, Inc. Stock Plans
In January 2008, we adopted the 2008 Stock Option Plan, as amended (the "2008 Plan"), under which options for up to 64,618,500 shares of common stock were authorized to be issued to employees, consultants and directors. The 2008 Plan was frozen in December 2010. In April 2010, we established the Groupon, Inc. 2010 Stock Plan, as amended in April 2011 (the "2010 Plan"), under which options and restricted stock units ("RSUs") for up to 20,000,000 shares of common stock were authorized for future issuance to employees, consultants and directors. No new awards may be granted under the 2010 Plan following our initial public offering in November 2011. In August 2011, we established the Groupon, Inc. 2011 Incentive Plan (the "2011 Plan"), as amended in November 2013, May 2014, June 2016 and June 2019, under which options, RSUs and performance stock units for up to 187,500,000 shares of common stock were authorized for future issuance to employees, consultants and directors.
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of June 30, 2019, 64,223,134 shares of common stock were available for future issuance under the Plans.
The stock-based compensation expense related to stock awards issued under the Plans and acquisition-related awards are presented within the following line items of the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$380	$288	$758	$684
Marketing	1,490	1,763	2,915	3,557
Selling, general and administrative	24,693	14,215	39,301	31,303
Other income (expense), net	—	52	—	100
Total stock-based compensation expense	$26,563	$16,318	$42,974	$35,644
We capitalized $2.2 million and $2.0 million of stock-based compensation for the three months ended June 30, 2019 and 2018, and $3.5 million and $3.7 million for the six months ended June 30, 2019 and 2018 in connection with internally-developed software and cloud computing arrangements.
Employee Stock Purchase Plan
The Groupon, Inc. 2012 Employee Stock Purchase Plan ("ESPP"), as amended in June 2019, authorizes us to grant up to 20,000,000 shares of common stock under that plan. For the six months ended June 30, 2019 and 2018, 719,297 and 746,773 shares of common stock were issued under the ESPP.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes restricted stock unit activity under the Plans for the six months ended June 30, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2018	26,623,432	$4.47
Granted	22,723,241	3.25
Vested	(7,787,055)	4.45
Forfeited	(6,264,854)	4.27
Unvested at June 30, 2019	35,294,764	3.92

As of June 30, 2019, $118.4 million of unrecognized compensation costs related to unvested restricted stock units are expected to be recognized over a remaining weighted-average period of 1.65 years.
Performance Share Units
We grant performance share units under the Plans that vest in shares of our common stock upon the achievement of financial and operational targets specified in the respective award agreement ("Performance Share Units"). During the six months ended June 30, 2019, we also granted performance share units that will vest if our average daily closing stock price is equal to or greater than $6.00 per share over a period of 30 consecutive trading days prior to December 31, 2022 or if a change in control occurs during the performance period at the specified stock price (and on a proportional basis for a change in control price between the grant date price and the specified stock price) ("Market-based Performance Share Units"). We determined these awards are subject to a market condition, and therefore we used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period over which we will recognize the expense. The key inputs used in the Monte Carlo simulation were the risk-free rate, our volatility of 49.8% and our cost of equity of 12.8%.
All of our performance share awards are subject to both continued employment through the performance period dictated by the award and certification by the Compensation Committee that the specified performance conditions have been achieved.
The table below summarizes Performance Share Unit activity under the Plans for the six months ended June 30, 2019:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)	Market-based Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2018	3,431,918	$4.90	—	$—
Granted	4,622,995	3.44	8,486,708	3.03
Vested	(777,573)	4.88	—	—
Forfeited	(2,613,788)	4.71	—	—
Unvested at June 30, 2019	4,663,552	3.56	8,486,708	3.03

Maximum shares issuable upon vesting at June 30, 2019	8,903,280		8,486,708

As of June 30, 2019, $15.8 million of unrecognized compensation costs related to unvested performance share units are expected to be recognized over a remaining weighted-average period of 1.94 years and $16.7 million of unrecognized compensation costs related to unvested market-based performance share units are expected to be recognized over a remaining weighted-average period of 0.66 years.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Options
The exercise price of stock options granted is equal to the fair value of the underlying stock on the date of grant. The contractual term for stock options expires ten years from the grant date. Stock options generally vest over a three- or four-year period, with 25% of the awards vesting after one year and the remainder of the awards vesting on a monthly or quarterly basis thereafter. We did not grant any stock options during the six months ended June 30, 2019.
The table below summarizes stock option activity for the six months ended June 30, 2019:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding and exercisable at December 31, 2018	212,787	$1.80	1.37	$298
Exercised	(42,500)	0.96
Outstanding and exercisable at June 30, 2019	170,287	$1.95	0.92	$278

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of our stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of June 30, 2019 and December 31, 2018.

9. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three and six months ended June 30, 2019 and 2018.
Contract Balances
A substantial majority of our deferred revenue relates to product sales for which revenue will be recognized as the products are delivered to customers, generally within one week following the balance sheet date. Our deferred revenue was $19.9 million and $25.5 million as of June 30, 2019 and December 31, 2018. The amount of revenue recognized for the six months ended June 30, 2019 that was included in the deferred revenue balance at the beginning of the period was $25.4 million.
The following table summarizes the activity in the liability for customer credits for the six months ended June 30, 2019 (in thousands):

Customer Credits
Balance as of December 31, 2018	$15,118
Credits issued	56,477
Credits redeemed (1)	(49,928)
Breakage revenue recognized	(4,177)
Foreign currency translation	26
Balance as of June 30, 2019	$17,516

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

Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Those costs are

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

classified within Selling, general and administrative expense in the condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, we had deferred contract acquisition costs of $2.6 million and $2.9 million, respectively, recorded within Prepaid expenses and other current assets, and $10.2 million and $11.3 million, respectively, recorded within Other non-current assets. We amortized $5.1 million and $6.5 million of deferred contract acquisition costs during the three months ended June 30, 2019 and 2018, and $10.5 million and $13.3 million for the six months ended June 30, 2019 and 2018. We did not recognize any impairment losses in relation to the deferred costs.
Variable Consideration for Unredeemed Vouchers
In our International segment and, to a lesser extent, in our North America segment, our merchant agreements have redemption payment terms, under which the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We only recognize amounts in variable consideration when we believe it is probable that a significant reversal of revenue will not occur in future periods, which requires us to make significant estimates of future redemptions. If actual redemptions differ from our estimates, the effects could be material to the condensed consolidated financial statements. As of June 30, 2019 and December 31, 2018, we constrained $15.3 million and $13.7 million in revenue from unredeemed vouchers that we may recognize in future periods when we determine it is probable that a significant amount of that revenue will not be subsequently reversed.
10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
For the three months ended June 30, 2019, we recorded an income tax expense from continuing operations of $2.0 million on a pretax loss from continuing operations of $35.6 million. For the three months ended June 30, 2018, we recorded an income tax expense from continuing operations of $1.6 million on a pretax loss from continuing operations of $90.7 million. For the six months ended June 30, 2019, we recorded an income tax benefit from continuing operations of $1.5 million on a pretax loss from continuing operations of $80.3 million. For the six months ended June 30, 2018, we recorded an income tax benefit from continuing operations of $0.8 million on a pretax loss from continuing operations of $95.8 million.
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three and six months ended June 30, 2019 and 2018 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. The effective tax rate for the six months ended June 30, 2019 also reflected the reversal of reserves for uncertain tax positions due to the closure of a tax audit. The effective tax rate for the six months ended June 30, 2018 also reflected a $6.4 million income tax benefit resulting from the impact of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("Topic 606") on intercompany activity in certain foreign jurisdictions.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $109.9 million. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $21.0 million in unrecognized tax benefits may occur within the 12 months following June 30, 2019 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of June 30, 2019 and December 31, 2018 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
Groupon uses a cost-sharing arrangement under which controlled members agree to share the costs and risks of developing intangible properties in accordance with their reasonably anticipated share of benefits from the intangibles. On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. This opinion reversed an earlier decision of the United States Tax Court. On August 7, 2018, the Ninth Circuit Court of Appeals withdrew its July 24, 2018 opinion. On June 7, 2019, the United States Court of Appeals for the Ninth Circuit reversed the Tax Court decision and ruled that stock-based compensation must be included in the shared pool of expenses. We do not expect that the ruling will have a material net impact on our provision for income taxes for the year ending December 31, 2019 due to the valuation allowances against our net deferred tax assets in the related jurisdictions.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The following tables summarize assets that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fair value option investments	$4,917	$—	$—	$4,917
Available-for-sale securities - redeemable preferred shares	10,201	—	—	10,201

Liabilities:
Contingent consideration	1,239	—	—	1,239

		Fair Value Measurement at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fair value option investments	$73,902	$—	$—	$73,902
Available-for-sale securities - redeemable preferred shares	10,340	—	—	10,340

Liabilities:
Contingent consideration	1,529	—	—	1,529

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Assets
Fair value option investments:
Beginning Balance	$32,494	$77,933	$73,902	$82,966
Total gains (losses) included in earnings	(27,577)	(3,035)	(68,985)	(8,068)
Ending Balance	$4,917	$74,898	$4,917	$74,898
Unrealized gains (losses) still held (1)	$(27,577)	$(3,035)	$(68,985)	$(8,068)
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$—	$11,070	$—	$11,354
Transfer to other equity investment upon conversion of convertible debt security	—	(2,508)	—	(2,508)
Total gains (losses) included in other comprehensive income (loss)	—	(541)	—	(1,042)
Total gains (losses) included in earnings (2)	—	2,215	—	2,432
Ending Balance	$—	$10,236	$—	$10,236
Unrealized gains (losses) still held (1)	$—	$2,599	$—	$2,405
Redeemable preferred shares:
Beginning Balance	$10,394	$14,576	$10,340	$15,431
Total gains (losses) included in other comprehensive income (loss)	(193)	—	(139)	—
Impairments included in earnings	—	(4,615)	—	(5,470)
Ending Balance	$10,201	$9,961	$10,201	$9,961
Unrealized gains (losses) still held (1)	$(193)	$(4,615)	$(139)	$(5,470)
Liabilities
Contingent Consideration:
Beginning Balance	$1,586	$—	$1,529	$—
Issuance of contingent consideration in connection with acquisition	—	1,589	—	1,589
Settlements of contingent consideration liabilities	(312)	—	(312)	—
Total losses (gains) included in earnings	5	14	27	14
Foreign currency translation	(40)	(61)	(5)	(61)
Ending Balance	$1,239	$1,542	$1,239	$1,542
Unrealized gains (losses) still held (1)	$5	$(47)	$27	$(47)

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. We did not record any significant nonrecurring fair value measurements after initial recognition for the three and six months ended June 30, 2019. During the three months ended June 30, 2018, we recorded a $4.6 million impairment of an other equity investment. To determine the fair value of the investment, we considered the financial condition of the investee and applied a market approach. We classified the fair value measurement of that other equity investment as Level 3 because it involves significant unobservable inputs. We did not record any other nonrecurring fair value measurements after initial recognition for the three and six

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

months ended June 30, 2018.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of June 30, 2019 and December 31, 2018 due to their short-term nature.
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
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2019 and 2018 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$(37,645)	$(92,254)	$(78,815)	$(95,049)
Less: Net income (loss) attributable to noncontrolling interests	2,601	2,780	6,080	6,873
Net income (loss) attributable to common stockholders - continuing operations	(40,246)	(95,034)	(84,895)	(101,922)
Net income (loss) attributable to common stockholders - discontinued operations	—	—	2,162	—
Net income (loss) attributable to common stockholders	$(40,246)	$(95,034)	$(82,733)	$(101,922)
Denominator
Weighted-average common shares outstanding	567,962,461	565,284,705	569,014,065	563,502,954

Basic and diluted net income (loss) per share:
Continuing operations	$(0.07)	$(0.17)	$(0.15)	$(0.18)
Discontinued operations	0.00	0.00	0.01	0.00
Basic and diluted net income (loss) per share	$(0.07)	$(0.17)	$(0.14)	$(0.18)

The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock units	37,031,941	32,602,563	32,060,396	30,378,335
Other stock-based compensation awards	1,581,255	1,615,249	1,667,000	2,413,637
Convertible senior notes	46,296,300	46,296,300	46,296,300	46,296,300
Warrants	46,296,300	46,296,300	46,296,300	46,296,300
Total	131,205,796	126,810,412	126,319,996	125,384,572

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

We had outstanding performance share units as of June 30, 2019 and 2018 that were eligible to vest into shares of common stock subject to the achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were up to 16,966,170 and 7,706,474 shares of common stock issuable upon vesting of outstanding performance share units as of June 30, 2019 and 2018 that were excluded from the table above as the performance conditions were not satisfied as of the end of the respective periods.
13. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by our chief operating decision maker to assess performance and make resource allocation decisions. Our operations are organized into two segments: North America and International.
The following table summarizes revenue by reportable segment and category for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America
Service revenue:
Local	$177,082	$185,870	$357,459	$373,281
Goods	3,714	3,796	6,841	8,670
Travel	16,125	19,888	35,066	39,972
Product revenue - Goods	127,739	170,710	282,459	351,597
Total North America revenue (1)	324,660	380,264	681,825	773,520

International
Service revenue:
Local	69,995	71,425	143,185	146,003
Goods	2,610	4,967	4,065	8,381
Travel	8,077	9,706	16,814	21,142
Product revenue - Goods	127,235	151,034	265,098	294,890
Total International revenue (1)	$207,917	$237,132	$429,162	$470,416

(1)
North America includes revenue from the United States of $319.2 million and $371.1 million for the three months ended June 30, 2019 and 2018 and $668.0 million and $756.5 million for the six months ended June 30, 2019 and 2018. International includes revenue from the United Kingdom of $71.3 million and $91.5 million for the three months ended June 30, 2019 and 2018 and $152.4 million and $174.5 million for the six months ended June 30, 2019 and 2018. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and six months ended June 30, 2019 and 2018. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes gross profit by reportable segment and category for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America
Service gross profit:
Local	$157,673	$165,285	$318,755	$332,041
Goods	2,995	2,990	5,558	6,931
Travel	12,806	16,303	28,074	32,305
Product gross profit - Goods	25,110	34,793	55,999	67,774
Total North America gross profit	198,584	219,371	408,386	439,051

International
Service gross profit:
Local	65,780	67,360	134,758	137,575
Goods	2,384	4,565	3,652	7,652
Travel	7,370	8,919	15,411	19,570
Product gross profit - Goods	18,014	23,443	35,941	44,695
Total International gross profit	$93,548	$104,287	$189,762	$209,492

The following table summarizes operating income (loss) by reportable segment for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating income (loss) (1) (2) (3):
North America	$(372)	$(68,524)	$4,964	$(70,384)
International	(6,767)	4,279	(9,908)	9,524
Total operating income (loss)	$(7,139)	$(64,245)	$(4,944)	$(60,860)

(1)
Includes stock-based compensation of $24.1 million and $15.0 million for North America and $2.5 million and $1.3 million for International for the three months ended June 30, 2019 and 2018 and $38.9 million and $32.9 million for North America and $4.1 million and $2.7 million for International for the six months ended June 30, 2019 and 2018.

(2)	Includes acquisition-related (benefit) expense, net of $0.7 million for International for the three and six months ended June 30, 2018.

(3)
Includes a $75.0 million charge recognized in the second quarter of 2018 to increase the accrual for the IBM patent litigation matter for North America for the three and six months ended June 30, 2018.

The following table summarizes total assets by reportable segment as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Total assets:
North America (1)	$895,928	$958,412
International (1)	543,280	683,730
Consolidated total assets	$1,439,208	$1,642,142

(1)
North America contains assets from the United States of $870.6 million and $940.5 million as of June 30, 2019 and December 31, 2018. International contains assets from Ireland of $204.6 million as of December 31, 2018. Assets from Ireland were less than 10% of consolidated total assets as of June 30, 2019. There were no other individual countries that represented more than 10% of consolidated total assets as of June 30, 2019 and December 31, 2018.

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
Our operations are organized into two segments: North America and International. For the six months ended June 30, 2019, we derived 61.4% of our revenue from our North America segment and 38.6% of our revenue from our International segment. See Item 1, Note 13, Segment Information, for additional information. We offer goods and services through our online marketplaces in three primary categories: Local, Goods and Travel.
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
Our focus is on driving long-term gross profit growth by enhancing the customer experience, establishing Groupon as an open platform, continuing to realize our international potential and maintaining a culture of operational efficiency. We have developed and are testing a number of product enhancements intended to make our offerings easier to use for both customers and merchants and to improve purchase frequency, including cash back offers linked to customer credit cards, booking capabilities and a paid membership program in North America, Groupon Select, which offers greater discounts on our offerings and other benefits. We have also entered into commercial agreements with third parties that enable us to feature additional merchant offerings through our marketplaces and for our inventory to be distributed through other marketplaces. We maintain a long-term focus on driving International to achieve gross profit that is more comparable to that of North America. Our initiatives to grow International include increasing our marketing spend and leveraging enhanced marketing analytics, investing more technology resources toward expanding product and service offerings, and growing our inventory of deal offerings. While we expect to invest in our key initiatives, we will continue to do so as disciplined operators and seek opportunities to improve our efficiency.
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

The following table presents the above financial metrics for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$532,577	$617,396	$1,110,987	$1,243,936
Gross profit	292,132	323,658	598,148	648,543
Adjusted EBITDA	46,521	56,231	93,476	108,838
Free cash flow	(17,903)	26,802	(182,863)	(113,089)
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

•
Active customers are unique user accounts that have made a purchase during the trailing twelve months ("TTM") either through one of our online marketplaces or directly with a merchant for which we earned a commission. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our offerings is trending. Some customers could establish and make purchases from more than one account, so it is possible that our active customer metric may count certain customers more than once in a given period. For entities that we have acquired in a business combination, this metric includes active customers of the acquired entity, including customers who made purchases prior to the acquisition. We do not include consumers who solely make purchases with retailers using digital coupons accessed through our websites and mobile applications in our active customer metric, nor do we include consumers who solely make purchases of our inventory through third-party marketplaces with which we partner.
Our active customer metric for the trailing twelve months ended June 30, 2019 has declined both on a year-over-year basis and sequentially from the trailing twelve months ended March 31, 2019. The decline is primarily attributable to a decline in traffic, including traffic from email and search engine optimization ("SEO"), as well as our efforts to improve the efficiency of our marketing spend by focusing that spend on customers who we believe will have higher long-term value. That strategy has resulted in lower marketing spend on less valuable customers, particularly in North America, and led to a decrease in the number of active customers. We expect the trend of declining active customers in North America to continue in 2019 and, to some extent, into 2020 due to ongoing traffic declines and our continued focus on attracting and retaining high-quality customers.

•
Gross billings and gross profit per active customer are the TTM gross billings and gross profit generated per active customer. We use these metrics to evaluate trends in customer spend and in the average contribution to gross billings and gross profit on a per-customer basis.

•
Units is the number of purchases during the reporting period, before refunds and cancellations, made either through one of our online marketplaces, a third-party marketplace, or directly with a merchant for which we earn a commission. We do not include purchases with retailers using digital coupons accessed through our websites and mobile applications in our units metric. We consider unit growth to be an important indicator of the total volume of business conducted through our marketplaces.

Our total units sold declined by 12.0% for the three and six months ended June 30, 2019 as compared with the prior year, primarily reflecting unit declines in our North America segment. The decline in total units sold in the current year was primarily attributable to fewer customers, lower customer traffic, including traffic from email and SEO, and shifting impressions to support our strategic initiatives. We expect that trend to continue in 2019.
Our gross billings and units for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross billings	$1,120,945	$1,264,263	$2,296,953	$2,557,527
Units	35,324	39,950	72,516	82,374
Gross billings per unit	$31.73	$31.65	$31.68	$31.05
Our active customers, gross billings per active customer and gross profit per active customer for the TTM ended June 30, 2019 and 2018 were as follows:

	Trailing Twelve Months Ended June 30,
	2019	2018
TTM Active customers (in thousands)	46,175	49,309
TTM Gross billings per active customer	$107.03	$111.16
TTM Gross profit per active customer	$27.51	$27.27
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
Growing our Active Customer Base and Customer Value. We must acquire and retain customers that we expect to have long-term value, and increase gross profit per customer in order to grow our business. Our marketing spending is intended to attract and retain active customers and to promote increased purchase frequency. We have made enhancements to our customer segmentation in recent periods that are intended to better focus our marketing efforts on customers that we believe have a greater potential for long-term gross profit generation. In addition to online marketing, such as search engine marketing ("SEM"), our marketing spending includes investments in offline campaigns intended to increase customer awareness and understanding of the Groupon brand and our product and service offerings. Additionally, we consider order discounts and certain other initiatives to drive customer acquisition and activation to be marketing-related activities, even though such activities may not be presented as marketing expense in our condensed consolidated statements of operations. The organic traffic to our websites and mobile applications from consumers responding to our emails has declined in recent years, such that an increasing proportion of our traffic is generated from SEM and other paid marketing channels. We have also experienced declines from other sources of organic traffic, such as email and SEO. As such, we are focused on developing sources of organic traffic other than email and optimizing the efficiency of our marketing spending, which is primarily guided by return on investment thresholds that are currently based on expected months-to-payback targets ranging from 12 to 18 months. Additionally, our product and supply initiatives are intended to increase the rates at which visitors to our websites and mobile applications complete a purchase.
Investing in Growth. We have invested significantly in product and technology enhancements intended to support the growth of our online marketplaces and we intend to continue to do so in the future. We have also invested in business acquisitions to grow our merchant and customer base and advance our product and technology capabilities. We are currently developing and testing a number of product enhancements intended to make our offerings easier to use for both customers and merchants and to improve purchase frequency, including cash back offers linked to customer credit cards, booking capabilities and a paid membership program in North America, Groupon Select, which offers greater discounts on our offerings and other benefits. We believe that those initiatives may be important drivers for increasing customer purchase frequency and growing our business over time. We are currently focusing our efforts on growing customer awareness of those products and scaling the related merchant base. As such, our gross profit and operating income may be adversely impacted in the near term as we focus more on driving our strategic initiatives. Additionally, many of our cash back offers linked to customer credit cards involve collecting a net fee from the merchant, rather than selling a voucher to the customer and then remitting a portion of the proceeds to the merchant. As we report sales of vouchers to customers as gross billings, the growth of voucherless cash back transactions with this merchant payment structure could adversely impact our gross billings trends in future periods. Mobile consumers, particularly those accessing our marketplaces through the mobile web, generally complete purchases at a lower rate and at lower average transaction prices than consumers accessing our marketplaces through desktop computers. As a substantial majority of our traffic comes from consumers on mobile devices, we are focused on improving the mobile experience in order to increase purchase rates. Our initiatives to improve the mobile experience include improving page speeds, enhancing our relevance algorithms, streamlining the checkout process and bringing our mobile web experience to parity with that of our mobile applications.
Managing Operating Efficiency. We are focused on effectively managing our cost structure as we seek to grow our profitability in future periods. Our prior restructuring actions and our continuing efforts to automate internal processes have allowed us to centralize many of our back office activities in lower cost shared service centers resulting in significant reductions in our selling, general and administrative expense in recent periods. We have primarily used those savings to invest in marketing, people and product enhancements intended to drive the long-term growth of our business. We intend to continue to focus on driving operating efficiency.

Results of Operations
Gross Billings
Three Months Ended June 30, 2019 and 2018:
Gross billings by category and segment for the three months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
North America
Service gross billings:
Local	$503,830	$548,056	$(44,226)	(8.1)%
Goods	19,615	25,791	(6,176)	(23.9)
Travel	84,029	93,809	(9,780)	(10.4)
Total service gross billings	607,474	667,656	(60,182)	(9.0)
Product gross billings - Goods	127,739	170,710	(42,971)	(25.2)
Total North America gross billings	735,213	838,366	(103,153)	(12.3)

International
Service gross billings:
Local	203,450	203,248	202	0.1
Goods	11,699	22,849	(11,150)	(48.8)
Travel	43,348	48,766	(5,418)	(11.1)
Total service gross billings	258,497	274,863	(16,366)	(6.0)
Product gross billings - Goods	127,235	151,034	(23,799)	(15.8)
Total International gross billings	385,732	425,897	(40,165)	(9.4)
Total gross billings	$1,120,945	$1,264,263	$(143,318)	(11.3)
The effect on our gross billings for the three months ended June 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended June 30, 2019
	At Avg. Q2 2018 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,144,245	$(23,300)	$1,120,945

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America gross billings were 65.6% and 66.3% of total gross billings for the three months ended June 30, 2019 and 2018. North America gross billings decreased for the three months ended June 30, 2019 compared with the prior year period due to fewer customers, lower customer traffic, including traffic from email and SEO, and shifting impressions to support our strategic initiatives. Those decreases were partially offset by higher gross billings per unit due to a shift in mix of offerings sold.
The above factors also resulted in lower gross billings per active customer, which was $113.02 for the TTM ended June 30, 2019, as compared with $114.52 in the corresponding prior year period and total units sold, which decreased to 21.9 million units for the three months ended June 30, 2019, as compared with 26.6 million units in the prior year period.

International
International gross billings were 34.4% and 33.7% of total gross billings for the three months ended June 30, 2019 and 2018. International gross billings decreased $40.2 million for the three months ended June 30, 2019 compared with the prior year period, primarily due to a $23.2 million unfavorable impact from year-over-year changes in foreign currency rates, weak consumer sentiment in Europe, particularly in the United Kingdom, and intensifying competition in home and garden offerings.
Six Months Ended June 30, 2019 and 2018:
Gross billings by category and segment for the six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
North America
Service gross billings:
Local	$1,006,139	$1,091,077	$(84,938)	(7.8)%
Goods	39,533	54,380	(14,847)	(27.3)
Travel	176,112	196,308	(20,196)	(10.3)
Total service gross billings	1,221,784	1,341,765	(119,981)	(8.9)
Product gross billings - Goods	282,459	351,597	(69,138)	(19.7)
Total North America gross billings	1,504,243	1,693,362	(189,119)	(11.2)

International
Service gross billings:
Local	410,846	420,555	(9,709)	(2.3)
Goods	21,479	42,432	(20,953)	(49.4)
Travel	95,287	106,288	(11,001)	(10.4)
Total service gross billings	527,612	569,275	(41,663)	(7.3)
Product gross billings - Goods	265,098	294,890	(29,792)	(10.1)
Total International gross billings	792,710	864,165	(71,455)	(8.3)
Total gross billings	$2,296,953	$2,557,527	$(260,574)	(10.2)
The effect on our gross billings for the six months ended June 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Six Months Ended June 30, 2019
	At Avg. Q2 2018 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$2,352,521	$(55,568)	$2,296,953

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America gross billings were 65.5% and 66.2% of total gross billings for the six months ended June 30, 2019 and 2018. North America gross billings decreased for the six months ended June 30, 2019 compared with the prior year period due to fewer customers, lower customer traffic, including traffic from email and SEO, and shifting impressions to support our strategic initiatives. Those decreases were partially offset by higher gross billings per unit due to a shift in mix of offerings sold.
The above factors also resulted in lower gross billings per active customer, which was $113.02 for the TTM ended June 30, 2019, as compared with $114.52 in the corresponding prior year period and total units sold, which decreased to 45.0 million units for the six months ended June 30, 2019, as compared with 54.7 million units in the prior year period.
International
International gross billings were 34.5% and 33.8% of total gross billings for the six months ended June 30, 2019 and 2018. International gross billings decreased $71.5 million for the six months ended June 30, 2019 compared with the prior year period, primarily due to a $55.3 million unfavorable impact from year-over-year changes in foreign currency rates, weak consumer sentiment in Europe, particularly in the United Kingdom, and intensifying competition in home and garden offerings.
Revenue
Three Months Ended June 30, 2019 and 2018:
Revenue by category and segment for the three months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
North America
Service revenue:
Local	$177,082	$185,870	$(8,788)	(4.7)%
Goods	3,714	3,796	(82)	(2.2)
Travel	16,125	19,888	(3,763)	(18.9)
Total service revenue	196,921	209,554	(12,633)	(6.0)
Product revenue - Goods	127,739	170,710	(42,971)	(25.2)
Total North America revenue	324,660	380,264	(55,604)	(14.6)

International
Service revenue:
Local	69,995	71,425	(1,430)	(2.0)
Goods	2,610	4,967	(2,357)	(47.5)
Travel	8,077	9,706	(1,629)	(16.8)
Total service revenue	80,682	86,098	(5,416)	(6.3)
Product revenue - Goods	127,235	151,034	(23,799)	(15.8)
Total International revenue	207,917	237,132	(29,215)	(12.3)
Total revenue	$532,577	$617,396	$(84,819)	(13.7)
The effect on revenue for the three months ended June 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended June 30, 2019
	At Avg. Q2 2018 Rates (1)	Exchange Rate Effect (2)	As Reported
Revenue	$545,329	$(12,752)	$532,577

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

The percentages of service gross billings that we retained after deducting the merchant's share for the three months ended June 30, 2019 and 2018 were as follows:

North America	International
North America
North America revenue was 61.0% and 61.6% of total revenue for the three months ended June 30, 2019 and 2018. North America revenue decreased $55.6 million for the three months ended June 30, 2019 compared with the prior year period, primarily driven by the decline in transaction volume and gross billings, as discussed above, partially offset by a shift in mix of offerings sold.
International
International revenue was 39.0% and 38.4% of total revenue for the three months ended June 30, 2019 and 2018. International revenue decreased $29.2 million for the three months ended June 30, 2019 compared with the prior year period, primarily driven by lower gross billings as discussed above and a $12.7 million unfavorable impact from year-over-year changes in foreign exchange rates. These declines were partially offset by a shift in our Goods category mix from service revenue transactions, which are reported on a net basis, toward product revenue transactions, which are reported on a gross basis.

Six Months Ended June 30, 2019 and 2018:
Revenue by category and segment for the six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
North America
Service revenue:
Local	$357,459	$373,281	$(15,822)	(4.2)%
Goods	6,841	8,670	(1,829)	(21.1)
Travel	35,066	39,972	(4,906)	(12.3)
Total service revenue	399,366	421,923	(22,557)	(5.3)
Product revenue - Goods	282,459	351,597	(69,138)	(19.7)
Total North America revenue	681,825	773,520	(91,695)	(11.9)

International
Service revenue:
Local	143,185	146,003	(2,818)	(1.9)
Goods	4,065	8,381	(4,316)	(51.5)
Travel	16,814	21,142	(4,328)	(20.5)
Total service revenue	164,064	175,526	(11,462)	(6.5)
Product revenue - Goods	265,098	294,890	(29,792)	(10.1)
Total International revenue	429,162	470,416	(41,254)	(8.8)
Total revenue	$1,110,987	$1,243,936	$(132,949)	(10.7)
The effect on revenue for the six months ended June 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Six Months Ended June 30, 2019
	At Avg. Q2 2018 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
Revenue	$1,141,453	$(30,466)	$1,110,987

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

The percentages of service gross billings that we retained after deducting the merchant's share for the six months ended June 30, 2019 and 2018 were as follows:

North America	International
North America
North America revenue was 61.4% and 62.2% of total revenue for the six months ended June 30, 2019 and 2018. North America revenue decreased $91.7 million for the six months ended June 30, 2019 compared with the prior year period, primarily driven by the decline in transaction volume and gross billings, as discussed above, partially offset by a shift in mix of offerings sold.
International
International revenue was 38.6% and 37.8% of total revenue for the six months ended June 30, 2019 and 2018. International revenue decreased $41.3 million for the six months ended June 30, 2019 compared with the prior year period, primarily driven by a $30.4 million unfavorable impact from year-over-year changes in foreign exchange rates and lower gross billings as discussed above. These declines were partially offset by the expansion of our digital coupons offerings through our acquisition of Cloud Savings in April 2018 and a shift in our Goods category mix from service revenue transactions, which are reported on a net basis, toward product revenue transactions, which are reported on a gross basis.
Cost of Revenue
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue including credit card processing fees, editorial costs, compensation expense for technology support personnel who are responsible for maintaining the infrastructure of our websites, amortization of internal-use software relating to customer-facing applications, web hosting and other processing fees. For product revenue transactions, cost of revenue also includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third-party logistics provider costs, as well as rent, depreciation, personnel costs and other costs of operating our fulfillment center.

Three Months Ended June 30, 2019 and 2018:
Cost of revenue by category and segment for the three months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
North America
Service cost of revenue:
Local	$19,409	$20,585	$(1,176)	(5.7)%
Goods	719	806	(87)	(10.8)
Travel	3,319	3,585	(266)	(7.4)
Total service cost of revenue	23,447	24,976	(1,529)	(6.1)
Product cost of revenue - Goods	102,629	135,917	(33,288)	(24.5)
Total North America cost of revenue	126,076	160,893	(34,817)	(21.6)

International
Service cost of revenue:
Local	4,215	4,065	150	3.7
Goods	226	402	(176)	(43.8)
Travel	707	787	(80)	(10.2)
Total service cost of revenue	5,148	5,254	(106)	(2.0)
Product cost of revenue - Goods	109,221	127,591	(18,370)	(14.4)
Total International cost of revenue	114,369	132,845	(18,476)	(13.9)
Total cost of revenue	$240,445	$293,738	$(53,293)	(18.1)
The effect on cost of revenue for the three months ended June 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended June 30, 2019
	At Avg. Q2 2018 Rates (1)	Exchange Rate Effect (2)	As Reported
Cost of revenue	$247,526	$(7,081)	$240,445

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America cost of revenue was 52.4% and 54.8% of total cost of revenue for the three months ended June 30, 2019 and 2018. North America cost of revenue decreased $34.8 million for the three months ended June 30, 2019 compared with the prior year period, primarily due to the decrease in transaction volume and gross billings as described above.
International
International cost of revenue was 47.6% and 45.2% of total cost of revenue for the three months ended June 30, 2019 and 2018. International cost of revenue decreased $18.5 million for the three months ended June 30, 2019 compared with the prior year period, primarily due to a $7.1 million favorable impact from year-over-year changes in foreign exchange rates and lower product gross billings.

Six Months Ended June 30, 2019 and 2018:
Cost of revenue by category and segment for the six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
North America
Service cost of revenue:
Local	$38,704	$41,240	$(2,536)	(6.1)%
Goods	1,283	1,739	(456)	(26.2)
Travel	6,992	7,667	(675)	(8.8)
Total service cost of revenue	46,979	50,646	(3,667)	(7.2)
Product cost of revenue - Goods	226,460	283,823	(57,363)	(20.2)
Total North America cost of revenue	273,439	334,469	(61,030)	(18.2)

International
Service cost of revenue:
Local	8,427	8,428	(1)	—
Goods	413	729	(316)	(43.3)
Travel	1,403	1,572	(169)	(10.8)
Total service cost of revenue	10,243	10,729	(486)	(4.5)
Product cost of revenue - Goods	229,157	250,195	(21,038)	(8.4)
Total International cost of revenue	239,400	260,924	(21,524)	(8.2)
Total cost of revenue	$512,839	$595,393	$(82,554)	(13.9)
The effect on cost of revenue for the six months ended June 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Six Months Ended June 30, 2019
	At Avg. Q2 2018 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
Cost of revenue	$530,060	$(17,221)	$512,839

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America cost of revenue was 53.3% and 56.2% of total cost of revenue for the six months ended June 30, 2019 and 2018. North America cost of revenue decreased $61.0 million for the six months ended June 30, 2019 compared with the prior year period, primarily due to the decrease in transaction volume and gross billings as described above.
International
International cost of revenue was 46.7% and 43.8% of total cost of revenue for the six months ended June 30, 2019 and 2018. International cost of revenue decreased $21.5 million for the six months ended June 30, 2019 compared with the prior year period, primarily due to a $17.2 million favorable impact from year-over-year changes in foreign exchange rates and lower product gross billings.

Gross Profit
Three Months Ended June 30, 2019 and 2018:
Gross profit by category and segment for the three months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
North America
Service gross profit:
Local	$157,673	$165,285	$(7,612)	(4.6)%
Goods	2,995	2,990	5	0.2
Travel	12,806	16,303	(3,497)	(21.5)
Total service gross profit	173,474	184,578	(11,104)	(6.0)
Product gross profit - Goods	25,110	34,793	(9,683)	(27.8)
Total North America gross profit	198,584	219,371	(20,787)	(9.5)

International
Service gross profit:
Local	65,780	67,360	(1,580)	(2.3)
Goods	2,384	4,565	(2,181)	(47.8)
Travel	7,370	8,919	(1,549)	(17.4)
Total service gross profit	75,534	80,844	(5,310)	(6.6)
Product gross profit - Goods	18,014	23,443	(5,429)	(23.2)
Total International gross profit	93,548	104,287	(10,739)	(10.3)
Total gross profit	$292,132	$323,658	$(31,526)	(9.7)
The effect on gross profit for the three months ended June 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended June 30, 2019
	At Avg. Q2 2018 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross profit	$297,803	$(5,671)	$292,132

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America gross profit was 68.0% and 67.8% of total gross profit for the three months ended June 30, 2019 and 2018. The decrease in North America gross profit for the three months ended June 30, 2019 compared with the prior year period reflects a decline in transaction volume and gross billings, as discussed above.
International
International gross profit was 32.0% and 32.2% of total gross profit for the three months ended June 30, 2019 and 2018. The decrease in International gross profit for the three months ended June 30, 2019 compared with the prior year period was primarily attributable to a $5.6 million unfavorable impact from year-over-year changes in foreign exchange rates and lower gross billings as discussed above.

Six Months Ended June 30, 2019 and 2018:
Gross profit by category and segment for the six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
North America
Service gross profit:
Local	$318,755	$332,041	$(13,286)	(4.0)%
Goods	5,558	6,931	(1,373)	(19.8)
Travel	28,074	32,305	(4,231)	(13.1)
Total service gross profit	352,387	371,277	(18,890)	(5.1)
Product gross profit - Goods	55,999	67,774	(11,775)	(17.4)
Total North America gross profit	408,386	439,051	(30,665)	(7.0)

International
Service gross profit:
Local	134,758	137,575	(2,817)	(2.0)
Goods	3,652	7,652	(4,000)	(52.3)
Travel	15,411	19,570	(4,159)	(21.3)
Total service gross profit	153,821	164,797	(10,976)	(6.7)
Product gross profit - Goods	35,941	44,695	(8,754)	(19.6)
Total International gross profit	189,762	209,492	(19,730)	(9.4)
Total gross profit	$598,148	$648,543	$(50,395)	(7.8)
The effect on gross profit for the six months ended June 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Six Months Ended June 30, 2019
	At Avg. Q2 2018 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
Gross profit	$611,393	$(13,245)	$598,148

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America gross profit was 68.3% and 67.7% of total gross profit for the six months ended June 30, 2019 and 2018. The decrease in North America gross profit for the six months ended June 30, 2019 compared with the prior year period reflects a decline in transaction volume and gross billings, as discussed above.
International
International gross profit was 31.7% and 32.3% of total gross profit for the six months ended June 30, 2019 and 2018. The decrease in International gross profit for the six months ended June 30, 2019 compared with the prior year period was primarily attributable to a $13.2 million unfavorable impact from year-over-year changes in foreign exchange rates and lower gross billings as discussed above. These declines were partially offset by the expansion of our digital coupons offerings through our acquisition of Cloud Savings in April 2018.

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
Three Months Ended June 30, 2019 and 2018:
Marketing expense by segment as a percentage of gross profit for the three months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	% of Gross Profit	2018	% of Gross Profit	$ Change	% Change
Marketing:
North America	$57,110	28.8%	$66,402	30.3%	$(9,292)	(14.0)%
International	31,813	34.0	27,776	26.6	4,037	14.5
Total marketing	$88,923	30.4	$94,178	29.1	$(5,255)	(5.6)
North America
North America segment marketing expense was 64.2% and 70.5% of total marketing expense for the three months ended June 30, 2019 and 2018. North America marketing expense and marketing expense as a percentage of gross profit for the three months ended June 30, 2019 decreased from the prior year period as we leveraged improved marketing analytics to drive efficiency in our marketing spend and maximize the lifetime value of our customer base.
International
International segment marketing expense was 35.8% and 29.5% of total marketing expense for the three months ended June 30, 2019 and 2018. International marketing expense and marketing expense as a percentage of gross profit for the three months ended June 30, 2019 increased from the prior year period, as we continue to invest in the long-term potential of the International segment. The increase in marketing expense was partially offset by a $1.8 million favorable impact from year-over-year changes in foreign exchange rates.
Six Months Ended June 30, 2019 and 2018:
Marketing expense by segment as a percentage of gross profit for the six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	% of Gross Profit	2018	% of Gross Profit	$ Change	% Change
Marketing:
North America	$116,909	28.6%	$137,853	31.4%	$(20,944)	(15.2)%
International	65,411	34.5	55,481	26.5	9,930	17.9
Total marketing	$182,320	30.5	$193,334	29.8	$(11,014)	(5.7)

North America
North America segment marketing expense was 64.1% and 71.3% of total marketing expense for the six months ended June 30, 2019 and 2018. North America marketing expense and marketing expense as a percentage of gross profit for the six months ended June 30, 2019 decreased from the prior year period as we leveraged improved marketing analytics to drive efficiency in our marketing spend and maximize the lifetime value of our customer base.
International
International segment marketing expense was 35.9% and 28.7% of total marketing expense for the six months ended June 30, 2019 and 2018. International marketing expense and marketing expense as a percentage of gross profit for the six months ended June 30, 2019 increased from the prior year period, as we continue to invest in the long-term potential of the International segment. The increase in marketing expense was partially offset by a $4.4 million favorable impact from year-over-year changes in foreign exchange rates.
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
Three Months Ended June 30, 2019 and 2018:
SG&A as a percentage of gross profit for the three months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	% of Gross Profit	2018	% of Gross Profit	$ Change	% Change
Selling, general and administrative	$210,348	72.0%	$293,725	90.8%	$(83,377)	(28.4)%
The decrease in SG&A for the three months ended June 30, 2019 as compared with the prior year period was primarily attributable to:

•	a $75.0 million charge recorded in the three months ended June 30, 2018 to increase our contingent liability related to a patent litigation case with IBM;

•	a $4.9 million favorable impact from year-over-year changes in foreign currency exchange rates; and

•	decreases in facilities costs, system costs, litigation and other general expenses.
Six Months Ended June 30, 2019 and 2018:
SG&A as a percentage of gross profit for the six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	% of Gross Profit	2018	% of Gross Profit	$ Change	% Change
Selling, general and administrative	$420,772	70.3%	$516,069	79.6%	$(95,297)	(18.5)%

The decrease in SG&A for the six months ended June 30, 2019 as compared with the prior year period was attributable to the following:

•	a $75.0 million charge recorded in the six months ended June 30, 2018 to increase our contingent liability related to a patent litigation case with IBM;

•	an $11.2 million favorable impact from year-over-year changes in foreign currency exchange rates; and

•	decreases in compensation-related costs, including variable compensation, facilities costs, system costs, litigation and other general expenses.
Income (Loss) from Operations
Three Months Ended June 30, 2019 and 2018:
Income (loss) from operations by segment for the three months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Income (loss) from operations
North America	$(372)	$(68,524)	$68,152	99.5%
International	(6,767)	4,279	(11,046)	(258.1)
Total income (loss) from operations	$(7,139)	$(64,245)	$57,106	88.9
North America
The increase in our income from operations was primarily attributable to a $79.6 million decrease in SG&A and a $9.3 million decrease in marketing expense, partially offset by a $20.8 million decrease in gross profit.
Income (loss) from operations includes stock-based compensation of $24.1 million and $15.0 million for the three months ended June 30, 2019 and 2018.
International
The decrease in our income from operations was primarily attributable to a $4.0 million increase in marketing expense and a $10.7 million decrease in gross profit, partially offset by a $3.7 million decrease in SG&A.
Income (loss) from operations includes stock-based compensation of $2.5 million and $1.3 million for the three months ended June 30, 2019 and 2018.
Six Months Ended June 30, 2019 and 2018:
Income (loss) from operations by segment for the six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Income (loss) from operations
North America	$4,964	$(70,384)	$75,348	107.1%
International	(9,908)	9,524	(19,432)	(204.0)
Total income (loss) from operations	$(4,944)	$(60,860)	$55,916	91.9
North America
The increase in our income from operations was primarily attributable to an $85.1 million decrease in SG&A and a $20.9 million decrease in marketing expense, partially offset by a $30.7 million decrease in gross profit.
Income (loss) from operations includes stock-based compensation of $38.9 million and $32.9 million for the six months ended June 30, 2019 and 2018.
International
The decrease in our income from operations was primarily attributable to a $9.9 million increase in marketing expense and a $19.7 million decrease in gross profit, partially offset by a $10.2 million decrease in SG&A.
Income (loss) from operations includes stock-based compensation of $4.1 million and $2.7 million for the six months ended June 30, 2019 and 2018.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Three Months Ended June 30, 2019 and 2018:
Other income (expense), net for the three months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Other income (expense), net	$(28,494)	$(26,457)	$(2,037)	(7.7)%
Other income (expense), net for the three months ended June 30, 2019 primarily consisted of the following:

•	$27.6 million of net losses on our fair value option investments. See Item 1, Note 3, Investments, for additional information; and

•	$5.4 million of interest expense primarily related to interest on our convertible notes. See Item 1, Note 5, Financing Arrangements, for additional information.
Those items were partially offset by $1.9 million in interest income and $2.6 million in foreign currency gains, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three months ended June 30, 2018 primarily consisted of the following:

•	$12.5 million in foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies;

•	$9.2 million of impairment charges for available-for-sale and other equity investments. See Item 1, Note 3, Investments, for additional information;

•	$5.2 million of interest expense primarily related to interest on our convertible notes. See Item 1, Note 5, Financing Arrangements, for additional information; and

•	$3.0 million of net losses on our fair value option investments. See Item 1, Note 3, Investments, for additional information.
Those items were partially offset by $1.8 million in interest income and a $1.7 million gain on an embedded derivative related to an available-for-sale security.

Six Months Ended June 30, 2019 and 2018:
Other income (expense), net for the six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Other income (expense), net	$(75,349)	$(34,972)	$(40,377)	(115.5)%
Other income (expense), net for the six months ended June 30, 2019 primarily consisted of the following:

•	$69.0 million of net losses on our fair value option investments. See Item 1, Note 3, Investments, for additional information; and

•	$11.1 million of interest expense primarily related to interest on our convertible notes. See Item 1, Note 5, Financing Arrangements, for additional information.
Those items were partially offset by $3.9 million in interest income and $0.9 million in foreign currency gains, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the six months ended June 30, 2018 primarily consisted of the following:

•	$11.1 million in foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies;

•	$10.7 million of interest expense primarily related to interest on our convertible notes. See Item 1, Note 5, Financing Arrangements, for additional information;

•	$10.0 million of impairment charges for available-for-sale and other equity investments. See Item 1, Note 3, Investments, for additional information; and

•	$8.1 million of net losses on our fair value option investments. See Item 1, Note 3, Investments, for additional information.
Those items were partially offset by $3.3 million in interest income and a $1.7 million gain on an embedded derivative related to an available-for-sale security.
Provision (Benefit) for Income Taxes
Three Months Ended June 30, 2019 and 2018:
Provision (benefit) for income taxes for the three months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Provision (benefit) for income taxes	$2,012	$1,552	$460	29.6%
Effective tax rate	(5.6)%	(1.7)%
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three months ended June 30, 2019 and 2018 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

Six Months Ended June 30, 2019 and 2018:
Provision (benefit) for income taxes for the six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Provision (benefit) for income taxes	$(1,478)	$(783)	$(695)	(88.8)%
Effective tax rate	1.8%	0.8%
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the six months ended June 30, 2019 and 2018 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The effective tax rate for the six months ended June 30, 2019 also reflected the reversal of reserves for uncertain tax positions due to the closure of a tax audit. The effective tax rate for the six months ended June 30, 2018 also reflected a $6.4 million income tax benefit resulting from the impact of Topic 606 on intercompany activity in certain foreign jurisdictions. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three and six months ended June 30, 2019 and 2018, special charges and credits included charges related to our restructuring plan. For the three and six months ended June 30, 2018, special charges and credits also included the $75.0 million charge recorded in the second quarter 2018 related to a patent litigation case with IBM. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$(37,645)	$(92,254)	$(78,815)	$(95,049)
Adjustments:
Stock-based compensation (1)	26,563	16,266	42,974	35,544
Depreciation and amortization	27,116	28,954	55,532	58,615
Acquisition-related expense (benefit), net	28	655	28	655
Restructuring charges	(47)	(399)	(114)	(116)
IBM patent litigation	—	75,000	—	75,000
Other (income) expense, net	28,494	26,457	75,349	34,972
Provision (benefit) for income taxes	2,012	1,552	(1,478)	(783)
Total adjustments	84,166	148,485	172,291	203,887
Adjusted EBITDA	$46,521	$56,231	$93,476	$108,838

(1)	Represents stock-based compensation expense recorded within Selling, general and administrative, Cost of revenue and Marketing.
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
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, cash balances, which totaled $596.8 million as of June 30, 2019, and available borrowing capacity under our 2019 Credit Agreement.
Our net cash flows from operating, investing and financing activities from continuing operations for three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash provided by (used in):
Operating activities	$(1,219)	$44,175	$(148,702)	$(75,572)
Investing activities	(17,235)	(75,714)	(35,350)	(96,096)
Financing activities	(31,581)	(18,729)	(59,358)	(39,628)
Our free cash flow for the three and six months ended June 30, 2019 and 2018 and reconciliations to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash provided by (used in) operating activities from continuing operations	$(1,219)	$44,175	$(148,702)	$(75,572)
Purchases of property and equipment and capitalized software from continuing operations	(16,684)	(17,373)	(34,161)	(37,517)
Free cash flow	$(17,903)	$26,802	$(182,863)	$(113,089)
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
Our cash balances fluctuate significantly throughout the year based on many variables, including gross billings growth rates, the timing of payments to merchants and suppliers, seasonality and the mix of transactions between Goods and Local. For example, we typically generate strong cash inflows during the fourth quarter holiday season, driven primarily by our Goods category, followed by significant cash outflows in the following period when payments are made to inventory suppliers. We are currently developing and testing voucherless offerings that are linked to customer credit cards. For our card-linked offerings, we offer cash back on customers' credit card statements based on qualifying purchases with participating merchants. For many of those offerings, we typically remit payment to a card brand network within two weeks of the qualifying purchase for the customer's cash back incentive and then we collect from the merchant both our commission and reimbursement for the customer's cash back incentive, usually on a monthly basis. The working capital impact of card-linked offerings with this merchant payment structure is less favorable to us than voucher transactions, for which we collect payment from customers at the time of sale and remit payment to merchants at a later date. As such, our cash flows will initially be adversely impacted to the extent we scale these types of card-linked offerings in future periods.
For the six months ended June 30, 2019, our net cash used in operating activities from continuing operations was $148.7 million, as compared with a $78.8 million net loss from continuing operations. That difference was primarily due to $174.3 million of non-cash items, including depreciation and amortization, stock-based compensation and a $69.4 million loss from changes in fair value of our investment in Monster LP, partially offset by a $244.2 million decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers and to a lesser extent a reduction in gross billings.
For the six months ended June 30, 2018, our net cash used in operating activities from continuing operations was $75.6 million, as compared with a $95.0 million net loss from continuing operations. That difference was primarily due to $111.6 million of non-cash items, including depreciation and amortization and stock-based compensation, partially offset by a $92.1 million decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers and to a lesser extent a reduction in gross billings.
Our net cash used in investing activities from continuing operations was $35.4 million and $96.1 million for the six months ended June 30, 2019 and 2018. Our net cash used in investing activities from continuing operations included purchases of property and equipment and capitalized software of $34.2 million and $37.5 million for the six months ended June 30, 2019 and 2018. For the six months ended June 30, 2018, net cash used in investing activities also included net cash paid of $57.8 million related to the acquisition of Cloud Savings.
Our net cash used in financing activities was $59.4 million and $39.6 million for the six months ended June 30, 2019 and 2018. For the six months ended June 30, 2019, net cash used in financing activities included $29.6 million in purchases of treasury stock under our share repurchase program, $12.6 million in payments of finance lease obligations and $10.2 million in taxes paid related to net share settlements of stock-based compensation awards. For the six months ended June 30, 2018, net cash used in financing activities included $17.2 million in payments of finance lease obligations and $16.1 million in taxes paid related to net share settlements of stock-based compensation awards.
In May 2019, we entered into the 2019 Credit Agreement which provides for aggregate principal borrowings of up to $400.0 million and matures in May 2024. The 2019 Credit Agreement replaced our previous $250.0 million amended and restated credit agreement that was scheduled to mature in June 2019. As of June 30, 2019, we had no borrowings outstanding under the 2019 Credit Agreement and were in compliance with all covenants. See Item 1, Note 5, Financing Arrangements, for additional information.
As of June 30, 2019, we had $231.1 million in cash held by our international subsidiaries, which is primarily denominated in Euros, Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars and Japanese yen. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board of Directors authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three and six months ended June 30, 2019, we repurchased 4,228,148 and 8,636,143 shares for an aggregate purchase price of $15.1 million and $30.1 million (including fees and commissions) under our repurchase program. As of June 30, 2019, up to $260.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under our 2019 Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.
Our cash balances and cash flows generated from our operations may be used to fund strategic investments, business acquisitions, working capital needs, investments in technology, marketing and share repurchases.

Additionally, we have the ability to borrow funds under our 2019 Credit Agreement. We could also seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for acquisitions, share repurchases or other strategic investment opportunities. Although we can provide no assurances, we believe that our cash balances and cash generated from operations should be sufficient to meet our working capital requirements and capital expenditures for at least the next twelve months.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2019 did not materially change from the amounts set forth in our 2018 Annual Report on Form 10-K, except as disclosed in Item 1, Note 6, Leases.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2019.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Item 2, Note 2, Summary of Significant Accounting Policies, and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, refer to the critical accounting policies and estimates under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
The changes to our lease recognition policies upon the adoption of Topic 842 on January 1, 2019 represent a material change to our critical accounting policies and estimates during the six months ended June 30, 2019. See Item 1, Note 6, Leases, for additional information related to our new lease recognition policies.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three and six months ended June 30, 2019, we derived approximately 39.0% and 38.6% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support those markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of June 30, 2019 and December 31, 2018.
As of June 30, 2019, our net working capital surplus (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $12.7 million. The potential increase in this working capital surplus from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $1.3 million. This compares with a $20.8 million working capital surplus subject to foreign currency exposure as of December 31, 2018, for which a 10% adverse change would have resulted in a potential increase in this working capital surplus of $2.1 million.
Interest Rate Risk
Our cash balance as of June 30, 2019 consists of bank deposits, so exposure to market risk for changes in interest rates is limited. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Item 1, Note 5, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In May 2019, we entered into the 2019 Credit Agreement which provides for aggregate principal borrowings of up to $400.0 million. As of June 30, 2019, we had no borrowings outstanding under the 2019 Credit Agreement. Because the 2019 Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the 2019 Credit Agreement. We also have $174.0 million of lease obligations. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2019.

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
Based on this evaluation, our management concluded that, as of June 30, 2019, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Item 1, Note 7, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2019, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
On May 7, 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three and six months ended June 30, 2019, we repurchased 4,228,148 and 8,636,143 shares for an aggregate purchase price of $15.1 million and $30.1 million (including fees and commissions) under our repurchase program. As of June 30, 2019, up to $260.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the 2019 Credit Agreement, share price and other factors, and the share purchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when we might otherwise be precluded from doing so.
A summary of our common stock repurchases during the three months ended June 30, 2019 under our share repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2019	—	$—	—	$275,000,002
May 1-31, 2019	1,221,792	3.54	1,221,792	270,685,687
June 1-30, 2019	3,006,356	3.57	3,006,356	260,000,005
Total	4,228,148	$3.56	4,228,148	$260,000,005
The following table provides information about purchases of shares of our common stock during the three months ended June 30, 2019 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2019	271,025	$3.51	—	—
May 1-31, 2019	208,786	3.52	—	—
June 1-30, 2019	1,044,591	3.54	—	—
Total	1,524,402	$3.53	—	—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

ITEM 5. OTHER INFORMATION
On July 29, 2019, Joey Levin resigned as a director of the Company. The departure of Mr. Levin was not the result of any disagreement with the Company, and we thank him for his dedicated service to Groupon.
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Second Amended and Restated Credit Agreement, dated as of May 14, 2019, among the Company, JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed on May 20, 2019).

10.2	Groupon, Inc. 2011 Incentive Plan, as amended (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule DEF14A, filed with the SEC on April 26, 2019). **
10.3
Groupon, Inc. 2012 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule DEF14A, filed with the SEC on April 26, 2019). **

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
_____________________________________
** Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of July 2019.

GROUPON, INC.
By:	/s/ Michael Randolfi
	Name:	Michael Randolfi
	Title:	Chief Financial Officer