Form 10-Q
period 2019-09-30
Groupon, Inc.
filed 2019-11-04
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Yes ☐        No  ☒
As of October 31, 2019, there were 564,733,867 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I. Financial Information	Page
Forward-Looking Statements	3
Item 1. Financial Statements and Supplementary Data	4
Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	4
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 (unaudited)	5
Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2019 and 2018 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	8
Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures about Market Risk	55
Item 4. Controls and Procedures	56
PART II. Other Information
Item 1. Legal Proceedings	57
Item 1A. Risk Factors	57
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 5. Other Information	58
Item 6. Exhibits	58
Signatures	59

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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$567,285	$841,021
Accounts receivable, net	56,094	69,493
Prepaid expenses and other current assets	81,667	88,115
Total current assets	705,046	998,629
Property, equipment and software, net	133,071	143,117
Right-of-use assets - operating leases, net	112,133	—
Goodwill	319,557	325,491
Intangible assets, net	36,497	45,401
Investments	38,124	108,515
Other non-current assets	26,274	20,989
Total Assets	$1,370,702	$1,642,142
Liabilities and Equity
Current liabilities:
Accounts payable	$21,485	$38,359
Accrued merchant and supplier payables	428,177	651,781
Accrued expenses and other current liabilities	239,104	267,034
Total current liabilities	688,766	957,174
Convertible senior notes, net	211,441	201,669
Operating lease obligations	118,408	—
Other non-current liabilities	50,961	100,688
Total Liabilities	1,069,576	1,259,531
Commitments and contingencies (see Note 7)
Stockholders' Equity
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized; 769,175,284 shares issued and 563,292,929 shares outstanding at September 30, 2019; 760,939,440 shares issued and 569,084,312 shares outstanding at December 31, 2018	76	76
Additional paid-in capital	2,294,000	2,234,560
Treasury stock, at cost, 205,882,355 and 191,855,128 shares at September 30, 2019 and December 31, 2018	(922,666)	(877,491)
Accumulated deficit	(1,109,917)	(1,010,499)
Accumulated other comprehensive income (loss)	38,877	34,602
Total Groupon, Inc. Stockholders' Equity	300,370	381,248
Noncontrolling interests	756	1,363
Total Equity	301,126	382,611
Total Liabilities and Equity	$1,370,702	$1,642,142
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Service	$268,080	$289,214	$831,510	$886,663
Product	227,532	303,669	775,089	950,156
Total revenue	495,612	592,883	1,606,599	1,836,819
Cost of revenue:
Service	28,947	29,792	86,169	91,167
Product	188,725	257,102	644,342	791,120
Total cost of revenue	217,672	286,894	730,511	882,287
Gross profit	277,940	305,989	876,088	954,532
Operating expenses:
Marketing	74,976	92,717	257,296	286,051
Selling, general and administrative	198,327	160,249	619,099	676,318
Total operating expenses	273,303	252,966	876,395	962,369
Income (loss) from operations	4,637	53,023	(307)	(7,837)
Other income (expense), net	(17,253)	(4,860)	(92,602)	(39,832)
Income (loss) from continuing operations before provision (benefit) for income taxes	(12,616)	48,163	(92,909)	(47,669)
Provision (benefit) for income taxes	2,069	988	591	205
Income (loss) from continuing operations	(14,685)	47,175	(93,500)	(47,874)
Income (loss) from discontinued operations, net of tax	—	—	2,162	—
Net income (loss)	(14,685)	47,175	(91,338)	(47,874)
Net income attributable to noncontrolling interests	(2,000)	(2,560)	(8,080)	(9,433)
Net income (loss) attributable to Groupon, Inc.	$(16,685)	$44,615	$(99,418)	$(57,307)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.03)	$0.08	$(0.18)	$(0.10)
Discontinued operations	—	—	0.01	—
Basic and diluted net income (loss) per share	$(0.03)	$0.08	$(0.17)	$(0.10)

Weighted average number of shares outstanding
Basic	566,971,238	568,634,988	568,339,335	565,227,625
Diluted	566,971,238	576,379,421	568,339,335	565,227,625

Comprehensive income (loss):
Net income (loss)	$(14,685)	$47,175	$(91,338)	$(47,874)
Other comprehensive income (loss):
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	4,439	(72)	4,426	1,166
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of ($16) and $46 for the three months ended September 30, 2019 and 2018, and ($51) and $60 for the nine months ended September 30, 2019 and 2018)	(47)	94	(151)	(842)
Other comprehensive income (loss) from continuing operations	4,392	22	4,275	324
Other comprehensive income (loss) from discontinued operations	—	—	—	—
Other comprehensive income (loss)	4,392	22	4,275	324

Comprehensive income (loss)	(10,293)	47,197	(87,063)	(47,550)
Comprehensive income (loss) attributable to noncontrolling interest	(2,000)	(2,560)	(8,080)	(9,433)
Comprehensive income (loss) attributable to Groupon, Inc.	$(12,293)	$44,637	$(95,143)	$(56,983)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	760,939,440	$76	$2,234,560	(191,855,128)	$(877,491)	$(1,010,499)	$34,602	$381,248	$1,363	$382,611
Comprehensive income (loss)	—	—	—	—	—	(42,487)	3,313	(39,174)	3,479	(35,695)
Exercise of stock options	12,500	—	8	—	—	—	—	8	—	8
Vesting of restricted stock units and performance share units	4,160,415	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	719,297	—	1,998	—	—	—	—	1,998	—	1,998
Tax withholdings related to net share settlements of stock-based compensation awards	(1,585,728)	—	(5,681)	—	—	—	—	(5,681)	—	(5,681)
Repurchases of common stock	—	—	—	(4,407,995)	(15,055)	—	—	(15,055)	—	(15,055)
Stock-based compensation on equity-classified awards	—	—	17,731	—	—	—	—	17,731	—	17,731
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,521)	(3,521)
Balance at March 31, 2019	764,245,924	76	2,248,616	(196,263,123)	(892,546)	(1,052,986)	37,915	341,075	1,321	342,396
Comprehensive income (loss)	—	—	—	—	—	(40,246)	(3,430)	(43,676)	2,601	(41,075)
Exercise of stock options	30,000	—	32	—	—	—	—	32	—	32
Vesting of restricted stock units and performance share units	4,404,213	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(1,524,402)	—	(5,387)	—	—	—	—	(5,387)	—	(5,387)
Repurchases of common stock	—	—	—	(4,228,148)	(15,053)	—	—	(15,053)	—	(15,053)
Stock-based compensation on equity-classified awards	—	—	28,339		—	—	—	28,339	—	28,339
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,113)	(3,113)
Balance at June 30, 2019	767,155,735	76	2,271,600	(200,491,271)	(907,599)	(1,093,232)	34,485	305,330	809	306,139
Comprehensive income (loss)	—	—	—	—	—	(16,685)	4,392	(12,293)	2,000	(10,293)
Vesting of restricted stock units and performance share units	1,986,101	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	766,709	—	2,085	—	—	—	—	2,085	—	2,085
Tax withholdings related to net share settlements of stock-based compensation awards	(733,261)	—	(2,049)	—	—	—	—	(2,049)	—	(2,049)
Repurchases of common stock	—	—	—	(5,391,084)	(15,067)	—	—	(15,067)	—	(15,067)
Stock-based compensation on equity-classified awards	—	—	22,364	—	—	—	—	22,364	—	22,364
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,053)	(2,053)
Balance at September 30, 2019	769,175,284	$76	$2,294,000	(205,882,355)	$(922,666)	$(1,109,917)	$38,877	$300,370	$756	$301,126
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	748,541,862	$75	$2,174,708	(188,602,242)	$(867,450)	$(1,088,204)	$31,844	$250,973	$872	$251,845
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	88,945	—	88,945	—	88,945
Reclassification for impact of U.S. tax rate change	—	—	—	—	—	(161)	161	—	—	—
Comprehensive income (loss)	—	—	—	—	—	(6,888)	(2,069)	(8,957)	4,093	(4,864)
Exercise of stock options	2,400	—	6	—	—	—	—	6	—	6
Vesting of restricted stock units and performance share units	4,157,462	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	746,773	—	2,434	—	—	—	—	2,434	—	2,434
Shares issues to settle liability-classified awards	1,240,379	—	6,436	—	—	—	—	6,436	—	6,436
Tax withholdings related to net share settlements of stock-based compensation awards	(2,024,590)	—	(9,355)	—	—	—	—	(9,355)	—	(9,355)
Stock-based compensation on equity-classified awards	—	—	18,240	—	—	—	—	18,240	—	18,240
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,315)	(3,315)
Balance at March 31, 2018	752,664,286	75	2,192,469	(188,602,242)	(867,450)	(1,006,308)	29,936	348,722	1,650	350,372
Comprehensive income (loss)	—	—	—	—	—	(95,034)	2,371	(92,663)	2,780	(89,883)
Exercise of stock options	665,343	—	64	—	—	—	—	64	—	64
Vesting of restricted stock units and performance share units	3,628,257	1	(1)	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(1,151,259)	—	(5,144)	—	—	—	—	(5,144)	—	(5,144)
Stock-based compensation on equity-classified awards	—	—	19,353	—	—	—	—	19,353	—	19,353
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,625)	(3,625)
Balance at June 30, 2018	755,806,627	76	2,206,741	(188,602,242)	(867,450)	(1,101,342)	32,307	270,332	805	271,137
Comprehensive income (loss)	—	—	—	—	—	44,615	22	44,637	2,560	47,197
Exercise of stock options	2,650	—	6	—	—	—	—	6	—	6
Vesting of restricted stock units and performance share units	3,221,540	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	874,288	—	3,200	—	—	—	—	3,200	—	3,200
Tax withholdings related to net share settlements of stock-based compensation awards	(1,104,495)	—	(4,531)	—	—	—	—	(4,531)	—	(4,531)
Stock-based compensation on equity-classified awards	—	—	17,007	—	—	—	—	17,007	—	17,007
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,376)	(2,376)
Balance at September 30, 2018	758,800,610	$76	$2,222,423	(188,602,242)	$(867,450)	$(1,056,727)	$32,329	$330,651	$989	$331,640
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income (loss)	$(91,338)	$(47,874)
Less: Income (loss) from discontinued operations, net of tax	2,162	—
Income (loss) from continuing operations	(93,500)	(47,874)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	69,986	76,984
Amortization of acquired intangible assets	11,419	10,316
Stock-based compensation	62,517	50,670
Impairments of investments	—	10,156
Deferred income taxes	816	(6,575)
(Gain) loss from changes in fair value of investments	68,971	8,312
Amortization of debt discount on convertible senior notes	9,772	8,822
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	12,581	20,217
Prepaid expenses and other current assets	2,591	(2,695)
Accounts payable	(16,892)	(16,034)
Accrued merchant and supplier payables	(216,127)	(214,748)
Accrued expenses and other current liabilities	(62,728)	(45,175)
Other, net	20,476	14,663
Net cash provided by (used in) operating activities from continuing operations	(130,118)	(132,961)
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	(130,118)	(132,961)
Investing activities
Purchases of property and equipment and capitalized software	(51,854)	(53,611)
Proceeds from sale of intangible assets	—	1,500
Proceeds from sale of investment	—	8,594
Acquisition of business, net of acquired cash	—	(57,821)
Acquisitions of intangible assets and other investing activities	(3,037)	(17,147)
Net cash provided by (used in) investing activities from continuing operations	(54,891)	(118,485)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(54,891)	(118,485)
Financing activities
Issuance costs for revolving credit agreement	(2,384)	—
Payments for repurchases of common stock	(44,162)	—
Taxes paid related to net share settlements of stock-based compensation awards	(13,975)	(18,638)
Proceeds from stock option exercises and employee stock purchase plan	4,123	5,710
Distributions to noncontrolling interest holders	(8,687)	(9,316)
Payments of finance lease obligations	(16,868)	(25,289)
Payments of contingent consideration related to acquisitions	—	(1,815)
Net cash provided by (used in) financing activities	(81,953)	(49,348)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(9,153)	(9,287)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(276,115)	(310,081)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(276,115)	(310,081)
Cash, cash equivalents and restricted cash, beginning of period (1)	844,728	885,481
Cash, cash equivalents and restricted cash, end of period (1)	$568,613	$575,400

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease arrangements (2)	$3,865	$13,789
Leasehold improvements funded by lessor	—	557
Liability for repurchases of common stock	(1,469)	—
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	(201)	699
Contingent consideration liabilities incurred in connection with acquisition of business	—	1,589
Financing obligation incurred in connection with acquisition of business	—	8,604

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

(1)
The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the condensed consolidated balance sheets as of September 30, 2019, December 31, 2018, September 30, 2018 and December 31, 2017 and amounts previously reported within the condensed consolidated balance sheet in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$567,285	$841,021	$572,358	$880,129
Restricted cash included in prepaid expenses and other current assets	1,101	3,320	2,649	4,932
Restricted cash included in other non-current assets	227	387	393	420
Cash, cash equivalents and restricted cash	$568,613	$844,728	$575,400	$885,481

(2)	Please refer to Note 6, Leases, for supplemental cash flow information on our leasing obligations, as required by our adoption of ASU 2016-02, Leases ("Topic 842"), on January 1, 2019.

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
Adoption of New Accounting Standards
We adopted the guidance in ASU 2016-02, Leases (Topic 842), on January 1, 2019. This ASU requires the recognition of lease assets and liabilities for operating leases, in addition to the finance lease assets and liabilities historically recorded on our condensed consolidated balance sheets. See Note 6, Leases, for information on the impact of adopting Topic 842 on our accounting policies.
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
We adopted the guidance in ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, on January 1, 2019. This ASU requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40, Internal Use Software, to determine which costs to implement the service contract would be capitalized as an asset related to the service contract and which costs would be expensed. The requirements of ASU 2018-15 have been applied on a prospective basis to implementation costs incurred on or after January 1, 2019. As a result of the adoption of ASU 2018-15, we capitalized $2.4 million and $5.2 million of implementation costs for the three and nine months ended September 30, 2019. Those capitalized costs are included within Other non-current assets on the condensed consolidated balance sheet as of September 30, 2019. We have not recognized any amortization related to these implementation costs. We will amortize the implementation costs on a straight-line basis over the term of the associated hosting arrangement for each module or component of the related hosting arrangement when it is ready for its intended use. Amortization costs will be recorded in Selling, general and administrative expense on the condensed consolidated statements of operations.
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
2. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes goodwill activity by segment for the nine months ended September 30, 2019 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2018	$178,685	$146,806	$325,491
Foreign currency translation	—	(5,934)	(5,934)
Balance as of September 30, 2019	$178,685	$140,872	$319,557

The following table summarizes intangible assets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$16,200	$15,750	$450	$16,200	$11,700	$4,500
Merchant relationships	20,913	7,047	13,866	21,554	4,105	17,449
Trade names	9,394	7,199	2,195	9,476	6,799	2,677
Developed technology	14,882	13,659	1,223	13,825	13,485	340
Patents	22,383	17,690	4,693	20,508	16,451	4,057
Other intangible assets	26,072	12,002	14,070	26,007	9,629	16,378
Total	$109,844	$73,347	$36,497	$107,570	$62,169	$45,401

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $3.7 million and $3.9 million for the three months ended September 30, 2019 and 2018, and $11.4 million and $10.3 million for the nine months ended September 30, 2019 and 2018. As of September 30, 2019, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2019	$2,843
2020	8,445
2021	7,336
2022	6,750
2023	5,613
Thereafter	5,510
Total	$36,497

3. INVESTMENTS
The following table summarizes investments as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	Percent Ownership of Voting Stock			December 31, 2018	Percent Ownership of Voting Stock
Available-for-sale securities - redeemable preferred shares	$10,138	19%	to	25%	$10,340	19%	to	25%
Fair value option investments	4,931	10%	to	19%	73,902	10%	to	19%
Other equity investments	23,055	1%	to	19%	24,273	1%	to	19%
Total investments	$38,124				$108,515

Available-for-Sale Securities - Redeemable Preferred Shares
The following table summarizes amortized cost, gross unrealized gain (loss), and fair value of redeemable preferred shares as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Amortized cost	$9,961	$9,961
Gross unrealized gain (loss)	177	379
Fair value	$10,138	$10,340

We recorded an other-than-temporary impairment of an available-for-sale security of $5.5 million for the nine months ended September 30, 2018. That impairment is classified within Other income (expense), net on the condensed consolidated statements of operations. There were no impairments of available-for-sale securities for the three and nine months ended September 30, 2019.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

We determined that the fair value of our investments in Monster LP and Nearbuy was $0.0 million and $4.9 million as of September 30, 2019 and $69.4 million and $4.5 million as of December 31, 2018. The following table summarizes gains and losses due to changes in fair value of those investments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Monster LP	$—	$(474)	$(69,408)	$(8,759)
Nearbuy	14	230	437	447
Total	$14	$(244)	$(68,971)	$(8,312)

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
The following table summarizes the condensed financial information for Monster LP for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$131,188	$93,625	$383,204	$265,009
Gross profit	9,854	6,344	27,261	20,155
Loss before income taxes	(28,980)	(32,162)	(89,304)	(101,029)
Net loss	(28,980)	(32,162)	(89,304)	(101,029)
Other Equity Investments
Other equity investments represents equity investments without readily determinable fair values. We have elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes and impairments. We recorded $4.7 million of impairments of other equity method investments for the nine months ended September 30, 2018. Those impairments are classified within Other income (expense), net on the condensed consolidated statements of operations. There were no other adjustments for observable price changes related to these investments since our adoption of ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$1,959	$1,513	$5,810	$4,858
Interest expense	(6,029)	(5,713)	(17,162)	(16,434)
Changes in fair value of investments	14	(244)	(68,971)	(8,312)
Foreign currency gains (losses), net	(12,785)	(1,033)	(11,855)	(12,168)
Impairments of investments	—	(112)	—	(10,156)
Other	(412)	729	(424)	2,380
Other income (expense), net	$(17,253)	$(4,860)	$(92,602)	$(39,832)

The following table summarizes prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Merchandise inventories	$27,422	$33,739
Prepaid expenses	31,865	28,209
Income taxes receivable	6,875	6,717
Other	15,505	19,450
Total prepaid expenses and other current assets	$81,667	$88,115

The following table summarizes accrued merchant and supplier payables as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accrued merchant payables	$308,269	$371,279
Accrued supplier payables (1)	119,908	280,502
Total accrued merchant and supplier payables	$428,177	$651,781

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes accrued expenses and other current liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Refunds reserve	$18,083	$27,957
Compensation and benefits	62,664	56,173
Accrued marketing	22,450	39,094
Customer credits	16,362	15,118
Income taxes payable	4,337	8,987
Deferred revenue	15,993	25,452
Current portion of lease obligations (1)	40,399	17,207
Other	58,816	77,046
Total accrued expenses and other current liabilities	$239,104	$267,034

(1)
Current portion of lease obligations as of September 30, 2019 includes $25.0 million of additional lease obligations that were recognized on January 1, 2019 as a result of the adoption of Topic 842. Refer to Note 6, Leases, for additional information.

The following table summarizes other non-current liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Contingent income tax liabilities	$32,440	$39,858
Deferred rent (1)	—	32,186
Deferred income taxes	4,403	6,619
Other	14,118	22,025
Total other non-current liabilities	$50,961	$100,688

(1)
Non-current operating lease liabilities as of September 30, 2019 are included within Operating lease obligations on the condensed consolidated balance sheet as a result of the adoption of Topic 842 on January 1, 2019. Refer to Note 6, Leases, for additional information.

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
Each $1,000 of principal amount of the Notes initially is convertible into 185.1852 shares of common stock, which is equivalent to an initial conversion price of $5.40 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture"). Based on the closing price of the common stock of $2.66 as of September 30, 2019, the if-converted value of the Notes was less than the principal amount.
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
The carrying amount of the Notes consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(38,559)	(48,331)
Net carrying amount of liability component	$211,441	$201,669

Net carrying amount of equity component	$67,014	$67,014

The estimated fair value of the Notes as of September 30, 2019 and December 31, 2018 was $259.0 million and $257.1 million, and was determined using a lattice model. We classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the Notes and our cost of debt.
As of September 30, 2019, the remaining term of the Notes is approximately 2 years and 6 months. During the three and nine months ended September 30, 2019 and 2018, we recognized interest costs on the Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest (3.25% of the principal amount per annum)	$2,032	$2,032	$6,096	$6,096
Amortization of debt discount	3,341	3,016	9,772	8,822
Total	$5,373	$5,048	$15,868	$14,918

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
The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
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
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement (the "2019 Credit Agreement") which provides for aggregate principal borrowings of up to $400.0 million and matures in May 2024. The 2019 Credit Agreement replaced our previous $250.0 million amended and restated credit agreement (the "2016 Credit Agreement"). We deferred debt issuance costs of $2.4 million related to the 2019 Credit Agreement. Those deferred costs are included within Other non-current assets on the condensed consolidated balance sheet as of September 30, 2019 and will be amortized to interest expense over the term of the agreement.
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
As of September 30, 2019, we had no borrowings outstanding under the 2019 Credit Agreement and as of December 31, 2018, we had no borrowings outstanding under the 2016 Credit Agreement. As of September 30, 2019, we had outstanding letters of credit of $18.0 million under the 2019 Credit Agreement and as of December 31, 2018, we had outstanding letters of credit of $19.2 million under the 2016 Credit Agreement.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
We have also subleased certain office facilities under operating lease agreements, with expirations between 2023 and 2026. We recognize sublease rentals on a straight-line basis over their respective lease terms.
The following summarizes right-of-use assets as of September 30, 2019 (in thousands):

September 30, 2019
Right-of-use assets - operating leases	$130,757
Right-of-use assets - finance leases (1)	31,255
Total right-of-use assets, gross	162,012
Less: accumulated depreciation and amortization	(29,964)
Right-of-use assets, net	$132,048

(1)	Right-of-use assets for finance leases are included in Property, equipment and software, net on the condensed consolidated balance sheet.
Related Party Sublease Agreement
On December 28, 2016, we entered into a sublease for portions of our office space at 600 West Chicago to Uptake, Inc. ("Uptake"), a Lightbank LLC ("Lightbank") portfolio company. Eric Lefkofsky, our co-founder and Chairman of the Board, is a co-founder and owns a significant equity interest in Lightbank. The sublease was a market rate transaction on terms that we believe are no less favorable than would have been reached with an unrelated third party. The sublease extends through January 31, 2026 and the sublease rentals over the entire term total approximately $18.2 million. Pursuant to our related party transaction policy, our Audit Committee approved the sublease. We recognized income from the sublease of $0.5 million for both the three months ended September 30, 2019 and 2018, and $1.7 million and $1.5 million for the nine months ended September 30, 2019 and 2018.
Significant Assumptions and Judgments
Significant judgment is required when determining whether a contract is or contains a lease. We review contracts to determine whether the language conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As discussed above, the present value of minimum lease payments is used in determining the value of our operating and finance leases. The discount rate used to calculate the present value for lease payments is the rate implicit in the lease, unless that rate cannot be readily determined. For leases in which the rate implicit in the lease is not readily determinable, the discount rate is our incremental borrowing rate, which is determined based on information available at lease commencement and is equal to the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The discount rate used for our lease obligations as of September 30, 2019 and January 1, 2019 ranged from 1.5% to 6.9%. As of September 30, 2019, the weighted-average remaining lease term for our finance leases and operating leases was 2 years and 5 years. As of September 30, 2019, the weighted-average discount rate for our finance leases and operating leases was 5.1% and 5.6%.
The following table summarizes our lease cost and sublease income for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Financing lease cost:
Amortization of right-of-use assets	$3,492	$16,247
Interest on lease liabilities	243	816
Total finance lease cost	3,735	17,063
Operating lease cost	8,573	25,784
Variable lease cost	2,410	6,319
Short-term lease cost	52	262
Sublease income, gross	(1,248)	(3,872)
Total lease cost	$13,522	$45,556

As of September 30, 2019, the future payments under finance leases and operating leases for each of the next five years and thereafter are as follows (in thousands):

	Finance Leases	Operating Leases
Remaining in 2019	$2,056	$10,003
2020	9,611	36,609
2021	5,261	34,416
2022	715	33,579
2023	12	25,130
Thereafter	—	33,103
Total minimum lease payments	17,655	172,840
Less: Amount representing interest	(863)	(22,972)
Present value of net minimum lease payments	16,792	149,868
Less: Current portion of lease obligations	(8,939)	(31,460)
Total long-term lease obligations	$7,853	$118,408

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of September 30, 2019, the future amounts due under subleases for each of the next five years and thereafter are as follows (in thousands):

Subleases
Remaining in 2019	$1,246
2020	5,027
2021	5,065
2022	5,103
2023	4,385
Thereafter	4,891
Total future sublease income	$25,717

The following table summarizes supplemental cash flow information on our leasing obligations for the nine months ended September 30, 2019 (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(816)
Operating cash flows from operating leases	(25,121)
Financing cash flows from finance leases	(16,868)
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	3,865
Operating leases	23,123

7. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments as of September 30, 2019 did not materially change from the amounts set forth in our 2018 Annual Report on Form 10-K, except as disclosed in Note 6, Leases.
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
Indemnifications
In connection with the disposition of our operations in Latin America in the first quarter of 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. During the first quarter of 2019, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. The resulting benefit of $2.2 million is recorded within Income (loss) from discontinued operations on the condensed consolidated statement of operations for the nine months ended September 30, 2019. Our remaining indemnification liabilities were $3.2 million as of September 30, 2019. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of September 30, 2019 is approximately $13.3 million.
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
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three and nine months ended September 30, 2019, we repurchased 5,391,084 and 14,027,227 shares for an aggregate purchase price of $15.1 million and $45.2 million (including fees and commissions) under our repurchase program. As of September 30, 2019, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the 2019 Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time.
Groupon, Inc. Stock Plans
In January 2008, we adopted the 2008 Stock Option Plan, as amended (the "2008 Plan"), under which options for up to 64,618,500 shares of common stock were authorized to be issued to employees, consultants and directors. The 2008 Plan was frozen in December 2010. In April 2010, we established the Groupon, Inc. 2010 Stock Plan, as amended in April 2011 (the "2010 Plan"), under which options and restricted stock units ("RSUs") for up to 20,000,000 shares of common stock were authorized for future issuance to employees, consultants and directors. No new awards may be granted under the 2010 Plan following our initial public offering in November 2011. In August 2011, we established the Groupon, Inc. 2011 Incentive Plan, as amended (the "2011 Plan"), under which options, RSUs and performance stock units for up to 187,500,000 shares of common stock were authorized for future issuance to employees, consultants and directors.
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of September 30, 2019, 71,768,289 shares of common stock were available for future issuance under the Plans.
The stock-based compensation expense related to stock awards issued under the Plans and acquisition-related awards are presented within the following line items of the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$405	$419	$1,163	$1,103
Marketing	1,671	1,854	4,586	5,411
Selling, general and administrative	17,467	12,753	56,768	44,056
Other income (expense), net	—	—	—	100
Total stock-based compensation expense	$19,543	$15,026	$62,517	$50,670
We capitalized $2.0 million and $2.0 million of stock-based compensation for the three months ended September 30, 2019 and 2018, and $5.5 million and $5.7 million for the nine months ended September 30, 2019 and 2018 in connection with internally-developed software and cloud computing arrangements.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Employee Stock Purchase Plan
The Groupon, Inc. 2012 Employee Stock Purchase Plan, as amended ("ESPP"), authorizes us to grant up to 20,000,000 shares of common stock under that plan. For the nine months ended September 30, 2019 and 2018, 1,486,006 and 1,621,061 shares of common stock were issued under the ESPP.
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
The table below summarizes restricted stock unit activity under the Plans for the nine months ended September 30, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2018	26,623,432	$4.47
Granted	25,446,060	3.52
Vested	(9,773,156)	4.37
Forfeited	(9,511,750)	4.17
Unvested at September 30, 2019	32,784,586	3.84

As of September 30, 2019, $96.6 million of unrecognized compensation costs related to unvested restricted stock units are expected to be recognized over a remaining weighted-average period of 1.62 years.
Performance Share Units
We grant performance share units under the Plans that vest in shares of our common stock upon the achievement of financial and operational targets specified in the respective award agreement ("Performance Share Units"). During the nine months ended September 30, 2019, we also granted performance share units that will vest if our average daily closing stock price is equal to or greater than $6.00 per share over a period of 30 consecutive trading days prior to December 31, 2022 or if a change in control occurs during the performance period at the specified stock price (and on a proportional basis for a change in control price between the grant date price and the specified stock price) ("Market-based Performance Share Units"). We determined these awards are subject to a market condition, and therefore we used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period over which we will recognize the expense. The key inputs used in the Monte Carlo simulation were the risk-free rate, our volatility of 49.8% and our cost of equity of 12.8%.
All of our performance share awards are subject to both continued employment through the performance period dictated by the award and certification by the Compensation Committee that the specified performance conditions have been achieved.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below summarizes Performance Share Unit activity under the Plans for the nine months ended September 30, 2019:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)	Market-based Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2018	3,431,918	$4.90	—	$—
Granted	4,640,467	3.89	8,486,708	3.03
Vested	(777,573)	4.88	—	—
Forfeited	(3,124,591)	4.64	(1,666,667)	3.03
Unvested at September 30, 2019	4,170,221	3.98	6,820,041	3.03

Maximum shares issuable upon vesting at September 30, 2019	7,980,870		6,820,041

As of September 30, 2019, $8.9 million of unrecognized compensation costs related to unvested performance share units are expected to be recognized over a remaining weighted-average period of 1.94 years and $8.1 million of unrecognized compensation costs related to unvested market-based performance share units are expected to be recognized over a remaining weighted-average period of 0.41 years.
Stock Options
The exercise price of stock options granted is equal to the fair value of the underlying stock on the date of grant. The contractual term for stock options expires ten years from the grant date. Stock options generally vest over a three- or four-year period, with 25% of the awards vesting after one year and the remainder of the awards vesting on a monthly or quarterly basis thereafter. We did not grant any stock options during the nine months ended September 30, 2019.
The table below summarizes stock option activity for the nine months ended September 30, 2019:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding and exercisable at December 31, 2018	212,787	$1.80	1.37	$298
Exercised	(42,500)	0.96
Forfeited	(2,050)	1.68
Outstanding and exercisable at September 30, 2019	168,237	$1.95	0.67	$119

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of our stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of September 30, 2019 and December 31, 2018.

9. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three and nine months ended September 30, 2019 and 2018.
Contract Balances
A substantial majority of our deferred revenue relates to product sales for which revenue will be recognized as the products are delivered to customers, generally within one week following the balance sheet date. Our deferred revenue was $16.0 million and $25.5 million as of September 30, 2019 and December 31, 2018. The amount of revenue recognized for the nine months ended September 30, 2019 that was included in the deferred revenue balance at the beginning of the period was $25.0 million.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the activity in the liability for customer credits for the nine months ended September 30, 2019 (in thousands):

Customer Credits
Balance as of December 31, 2018	$15,118
Credits issued	85,053
Credits redeemed (1)	(74,974)
Breakage revenue recognized	(8,617)
Foreign currency translation	(218)
Balance as of September 30, 2019	$16,362

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

Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented within the following line items of the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Prepaid expenses and other current assets	$2,185	$2,923
Other non-current assets	10,449	11,285

The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the condensed consolidated statements of operations. We did not recognize any impairment losses in relation to the deferred costs. During the three and nine months ended September 30, 2019 and 2018, amortization expense related to deferred contract acquisition costs is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of deferred contract acquisition costs	$5,010	$6,151	$15,549	$19,450

Variable Consideration for Unredeemed Vouchers
In our International segment and, to a lesser extent, in our North America segment, our merchant agreements have redemption payment terms, under which the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We only recognize amounts in variable consideration when we believe it is probable that a significant reversal of revenue will not occur in future periods, which requires us to make significant estimates of future redemptions. If actual redemptions differ from our estimates, the effects could be material to the condensed consolidated financial statements. As of September 30, 2019 and December 31, 2018, we constrained $16.5 million and $13.7 million in revenue from unredeemed vouchers that we may recognize in future periods when we determine it is probable that a significant amount of that revenue will not be subsequently reversed.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and income (loss) from continuing operations before provision (benefit) for income taxes for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Provision (benefit) for income taxes	$2,069	$988	$591	$205
Income (loss) from continuing operations before provision (benefit) for income taxes	(12,616)	48,163	(92,909)	(47,669)

Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2019 and 2018 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. The effective tax rate for the nine months ended September 30, 2019 also reflected the reversal of reserves for uncertain tax positions due to the closure of a tax audit. The effective tax rate for the nine months ended September 30, 2018 also reflected a $6.4 million income tax benefit resulting from the impact of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("Topic 606") on intercompany activity in certain foreign jurisdictions.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $105.6 million. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $21.0 million in unrecognized tax benefits may occur within the 12 months following September 30, 2019 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of September 30, 2019 and December 31, 2018 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
Groupon uses a cost-sharing arrangement under which controlled members agree to share the costs and risks of developing intangible properties in accordance with their reasonably anticipated share of benefits from the intangibles. On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. This opinion reversed an earlier decision of the United States Tax Court. On August 7, 2018, the Ninth Circuit Court of Appeals withdrew its July 24, 2018 opinion. On June 7, 2019, the United States Court of Appeals for the Ninth Circuit reversed the Tax Court decision and ruled that stock-based compensation must be included in the shared pool of expenses. We do not expect that the ruling will have a material impact on our provision for income taxes for the year ending December 31, 2019 due to the valuation allowances against our net deferred tax assets in the related jurisdictions.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fair value option investments	$4,931	$—	$—	$4,931
Available-for-sale securities - redeemable preferred shares	10,138	—	—	10,138

Liabilities:
Contingent consideration	1,207	—	—	1,207

		Fair Value Measurement at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fair value option investments	$73,902	$—	$—	$73,902
Available-for-sale securities - redeemable preferred shares	10,340	—	—	10,340

Liabilities:
Contingent consideration	1,529	—	—	1,529

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Assets
Fair value option investments:
Beginning Balance	$4,917	$74,898	$73,902	$82,966
Total gains (losses) included in earnings	14	(244)	(68,971)	(8,312)
Ending Balance	$4,931	$74,654	$4,931	$74,654
Unrealized gains (losses) still held (1)	$14	$(244)	$(68,971)	$(8,312)
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$—	$10,236	$—	$11,354
Proceeds from sale of convertible debt security	—	(8,594)	—	(8,594)
Transfer to other equity investment upon conversion of convertible debt security	—	(1,500)	—	(4,008)
Total gains (losses) included in other comprehensive income (loss)	—	(106)	—	(1,148)
Total gains (losses) included in earnings (2)	—	(36)	—	2,396
Ending Balance	$—	$—	$—	$—
Unrealized gains (losses) still held (1)	$—	$—	$—	$—
Redeemable preferred shares:
Beginning Balance	$10,201	$9,961	$10,340	$15,431
Total gains (losses) included in other comprehensive income (loss)	(63)	246	(202)	246
Impairments included in earnings	—	—	—	(5,470)
Ending Balance	$10,138	$10,207	$10,138	$10,207
Unrealized gains (losses) still held (1)	$(63)	$246	$(202)	$(5,224)
Liabilities
Contingent Consideration:
Beginning Balance	$1,239	$1,542	$1,529	$—
Issuance of contingent consideration in connection with acquisition	—	—	—	1,589
Settlements of contingent consideration liabilities	—	—	(312)	—
Total losses (gains) included in earnings	6	21	33	35
Foreign currency translation	(38)	(20)	(43)	(81)
Ending Balance	$1,207	$1,543	$1,207	$1,543
Unrealized gains (losses) still held (1)	$6	$21	$33	$35

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. We did not record any significant nonrecurring fair value measurements after initial recognition for the three and nine months ended September 30, 2019. We recorded $4.7 million of impairments of other equity investments for the nine months ended September 30, 2018. To determine the fair value of the investment, we considered the financial condition of the investee and applied a market approach. We classified the fair value measurement of that other equity investment as Level 3 because it involves significant

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

unobservable inputs. We did not record any other nonrecurring fair value measurements after initial recognition for the three and nine months ended September 30, 2018.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of September 30, 2019 and December 31, 2018 due to their short-term nature.
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
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$(14,685)	$47,175	$(93,500)	$(47,874)
Less: Net income (loss) attributable to noncontrolling interests	2,000	2,560	8,080	9,433
Net income (loss) attributable to common stockholders - continuing operations	(16,685)	44,615	(101,580)	(57,307)
Net income (loss) attributable to common stockholders - discontinued operations	—	—	2,162	—
Net income (loss) attributable to common stockholders	$(16,685)	$44,615	$(99,418)	$(57,307)
Denominator
Shares used in computation of basic net income (loss) per share	566,971,238	568,634,988	568,339,335	565,227,625
Weighted-average effect of dilutive securities:
Stock options	—	171,662	—	—
Restricted stock units	—	7,344,425	—	—
Employee stock purchase plan	—	228,346	—	—
Shares used in computation of diluted net income (loss) per share	566,971,238	576,379,421	568,339,335	565,227,625

Basic and diluted net income (loss) per share:
Continuing operations	$(0.03)	$0.08	$(0.18)	$(0.10)
Discontinued operations	—	—	0.01	—
Basic and diluted net income (loss) per share	$(0.03)	$0.08	$(0.17)	$(0.10)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units	35,378,166	12,462,410	33,148,939	31,072,428
Other stock-based compensation awards	1,561,105	16,000	1,630,902	2,073,802
Convertible senior notes	46,296,300	46,296,300	46,296,300	46,296,300
Warrants	46,296,300	46,296,300	46,296,300	46,296,300
Total	129,531,871	105,071,010	127,372,441	125,738,830

We had outstanding performance share units as of September 30, 2019 and 2018 that were eligible to vest into shares of common stock subject to the achievement of specified performance conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were up to 14,441,345 and 5,326,725 shares of common stock issuable upon vesting of outstanding performance share units as of September 30, 2019 and 2018 that were excluded from the table above as the performance conditions were not satisfied as of the end of the respective periods.

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
The following table summarizes revenue by reportable segment and category for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America
Service revenue:
Local	$175,140	$180,059	$532,599	$553,340
Goods	3,000	4,021	9,841	12,691
Travel	13,680	17,217	48,746	57,189
Total service revenue	191,820	201,297	591,186	623,220
Product revenue - Goods	111,776	159,854	394,235	511,451
Total North America revenue (1)	303,596	361,151	985,421	1,134,671

International
Service revenue:
Local	65,440	75,946	208,625	221,949
Goods	2,817	2,584	6,882	10,965
Travel	8,003	9,387	24,817	30,529
Total service revenue	76,260	87,917	240,324	263,443
Product revenue - Goods	115,756	143,815	380,854	438,705
Total International revenue (1)	$192,016	$231,732	$621,178	$702,148

(1)
North America includes revenue from the United States of $297.9 million and $352.3 million for the three months ended September 30, 2019 and 2018 and $965.9 million and $1,108.8 million for the nine months ended September 30, 2019 and 2018. International includes revenue from the United Kingdom of $69.4 million and $94.0 million for the three months ended September 30, 2019 and 2018 and $221.8 million and $268.5 million for the nine months ended September 30, 2019 and 2018. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and nine months ended September 30, 2019 and 2018. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes gross profit by reportable segment and category for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America
Service gross profit:
Local	$155,032	$159,379	$473,787	$491,420
Goods	2,280	3,634	7,838	10,565
Travel	10,717	13,801	38,791	46,106
Total service gross profit	168,029	176,814	520,416	548,091
Product gross profit - Goods	24,046	27,234	80,045	95,008
Total North America gross profit	192,075	204,048	600,461	643,099

International
Service gross profit:
Local	61,183	71,639	195,941	209,214
Goods	2,589	2,320	6,241	9,972
Travel	7,332	8,649	22,743	28,219
Total service gross profit	71,104	82,608	224,925	247,405
Product gross profit - Goods	14,761	19,333	50,702	64,028
Total International gross profit	$85,865	$101,941	$275,627	$311,433

The following table summarizes income (loss) from operations by reportable segment for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) from operations (1) (2) (3):
North America	$15,691	$51,004	$20,655	$(19,380)
International	(11,054)	2,019	(20,962)	11,543
Total income (loss) from operations	$4,637	$53,023	$(307)	$(7,837)

(1)
Includes stock-based compensation of $16.8 million and $13.8 million for North America and $2.7 million and $1.2 million for International for the three months ended September 30, 2019 and 2018 and $55.7 million and $46.7 million for North America and $6.8 million and $3.9 million for International for the nine months ended September 30, 2019 and 2018.

(2)	Includes acquisition-related (benefit) expense, net of $0.7 million for International for the nine months ended September 30, 2018.

(3)
The three months ended September 30, 2018 includes a $40.4 million benefit for North America related to the settlement of the IBM patent litigation and the nine months ended September 30, 2018 includes a $34.6 million charge for North America related to the IBM patent litigation.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes total assets by reportable segment as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Total assets:
North America (1)	$883,200	$958,412
International (1)	487,502	683,730
Consolidated total assets	$1,370,702	$1,642,142

(1)
North America contains assets from the United States of $861.2 million and $940.5 million as of September 30, 2019 and December 31, 2018. International contains assets from Ireland of $204.6 million as of December 31, 2018. Assets from Ireland were less than 10% of consolidated total assets as of September 30, 2019. There were no other individual countries that represented more than 10% of consolidated total assets as of September 30, 2019 and December 31, 2018.

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
Our operations are organized into two segments: North America and International. For the nine months ended September 30, 2019, we derived 61.3% of our revenue from our North America segment and 38.7% of our revenue from our International segment. See Item 1, Note 13, Segment Information, for additional information. We offer goods and services through our online marketplaces in three primary categories: Local, Goods and Travel.
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
Our focus is on driving long-term gross profit growth by enhancing the customer experience, establishing Groupon as an open platform, continuing to realize our international potential and maintaining a culture of operational efficiency. We have developed and are testing a number of product enhancements intended to make our offerings easier to use for both customers and merchants and to improve purchase frequency, including cash back offers linked to customer credit cards, booking capabilities and a paid membership program in North America, Groupon Select, which offers greater discounts on our offerings and other benefits. We have also entered into commercial agreements with third parties that enable us to feature additional merchant offerings through our marketplaces and for our inventory to be distributed through other marketplaces. We maintain a long-term focus on driving International to achieve gross profit that is more comparable to that of North America. Our initiatives to grow International include leveraging enhanced marketing analytics, investing more technology resources toward expanding product and service offerings and growing our inventory of deal offerings. While we expect to invest in our key initiatives, we will continue to do so as disciplined operators and seek opportunities to improve our efficiency.
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

The following table presents the above financial metrics for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$495,612	$592,883	$1,606,599	$1,836,819
Gross profit	277,940	305,989	876,088	954,532
Adjusted EBITDA	49,997	56,369	143,473	165,207
Free cash flow	891	(73,483)	(181,972)	(186,572)
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
Our active customer metric for the TTM ended September 30, 2019 has declined both on a year-over-year basis and sequentially from the TTM ended September 30, 2019. The decline is primarily attributable to a decline in traffic, including traffic from email and search engine optimization ("SEO"), as well as our efforts to improve the efficiency of our marketing spend, which have led to a decrease in the number of active customers. We expect the trend of declining active customers in our North America segment to continue in 2019 and, to some extent, into 2020 due to ongoing traffic declines.

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

Our total units sold declined by 9.4% and 11.1% for the three and nine months ended September 30, 2019 as compared with the prior year, primarily reflecting unit declines in our North America segment. The decline in total units sold in the current year was primarily attributable to fewer customers and lower customer traffic, including traffic from email and SEO. We expect sequential improvement in year-over-year unit trends in the remainder of 2019.
Our gross billings and units for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands, except gross billings per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross billings	$1,093,378	$1,216,229	$3,390,331	$3,773,756
Units	35,754	39,450	108,270	121,824
Gross billings per unit	$30.58	$30.83	$31.31	$30.98
Our active customers, gross billings per active customer and gross profit per active customer for the TTM ended September 30, 2019 and 2018 were as follows:

	Trailing Twelve Months Ended September 30,
	2019	2018
TTM Active customers (in thousands)	45,258	48,769
TTM Gross billings per active customer	$106.49	$109.82
TTM Gross profit per active customer	$27.45	$27.51
Factors Affecting Our Performance
Attracting and Retaining Local Merchants. As we seek to continue to build a more complete online local commerce marketplace platform, we depend on our ability to attract and retain merchants who are willing to offer discounted products and services through our marketplaces. Additionally, merchants can generally withdraw their offerings from our marketplaces at any time and their willingness to continue offering products and services through our platform depends on the effectiveness of our marketing and promotional services. We primarily source the deal offerings available on our marketplaces through our sales teams, which comprise a significant portion of our global employee base. We have also entered into commercial agreements with third parties that enable us to feature additional merchant offerings through our marketplaces. We continue to focus much of our sales efforts on sourcing local deal offerings in subcategories that we believe provide us with the best opportunities for high frequency customer purchase behavior. In connection with our efforts to grow our offerings in those high frequency subcategories, which include health, beauty and wellness, events and activities, and food and drink, we may be willing to offer more attractive terms to local merchants that could reduce our deal margins in future periods.
Growing Customer Value. We are focused on increasing the long-term value of our customer base and increasing gross profit per customer in order to grow our business. We continue to improve the customer experience on our websites and mobile applications in order to attract and retain customers. Our efforts in these areas are focused on enhancing our products, deploying targeted marketing campaigns and expanding our supply. We expect our new products, such as voucherless offerings and Groupon Select, as well as other enhancements to the customer experience to improve engagement, promote increased purchase frequency and drive customer retention. Within marketing, we are deploying strategies that allow us to leverage data to better segment our customer base and personalize the overall Groupon experience. We use online marketing, such as search engine marketing ("SEM"), and offline campaigns to educate customers on our brand and offerings. Additionally, we consider order discounts and certain other initiatives to drive customer engagement and acquisition to be marketing-related activities, even though such activities may not be presented as marketing expense in our condensed consolidated statements of operations. The traffic to our websites and mobile applications, including from consumers responding to our emails and SEO, has declined in recent years. As such, we are focused on developing sources of traffic other than email and SEO and optimizing the efficiency of our marketing spending, which is primarily guided by return on investment thresholds that are based on expected months-to-payback targets ranging from 12 to 18 months. Additionally, we are actively expanding and improving our supply in order to increase the rate at which visitors to our websites and mobile applications complete a purchase.
Investing in Growth. We have invested significantly in product and technology enhancements intended to support the growth of our online marketplaces and we intend to continue to do so in the future. We have also invested in business acquisitions to grow our merchant and customer base and advance our product and technology capabilities. We are currently developing and testing a number of product enhancements intended to make our offerings easier to use for both customers and merchants and to improve purchase frequency, including cash back offers linked to customer credit cards, booking capabilities and Groupon Select. We believe that those initiatives may be important drivers for increasing customer purchase frequency and growing our business over time. We are currently focusing our efforts on growing customer awareness of those products and scaling the related merchant base. As such, our gross profit and operating income may be adversely impacted in the near term as we focus more on driving our strategic initiatives. Additionally, many of our cash back offers linked to customer credit cards involve collecting a net fee from the merchant, rather than selling a voucher to the customer and then remitting a portion of the proceeds to the merchant. As we report sales of vouchers to customers as gross billings, the growth of voucherless cash back transactions with this merchant payment structure could adversely impact our gross billings trends in future periods. Mobile consumers, particularly those accessing our marketplaces through the mobile web, generally complete purchases at a lower rate and at lower average transaction prices than consumers accessing our marketplaces through desktop computers. As a substantial majority of our traffic comes from consumers on mobile devices, we are focused on improving the mobile experience in order to increase purchase rates. Our initiatives to improve the mobile experience include improving page speeds, enhancing our relevance algorithms, streamlining the checkout process and bringing our mobile web experience to parity with that of our mobile applications.
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

Results of Operations
Gross Billings
Three Months Ended September 30, 2019 and 2018:
Gross billings by category and segment for the three months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
North America
Service gross billings:
Local	$511,173	$534,246	$(23,073)	(4.3)%
Goods	21,300	24,503	(3,203)	(13.1)
Travel	71,144	83,991	(12,847)	(15.3)
Total service gross billings	603,617	642,740	(39,123)	(6.1)
Product gross billings - Goods	111,776	159,854	(48,078)	(30.1)
Total North America gross billings	715,393	802,594	(87,201)	(10.9)

International
Service gross billings:
Local	204,823	209,623	(4,800)	(2.3)
Goods	13,308	14,041	(733)	(5.2)
Travel	44,098	46,156	(2,058)	(4.5)
Total service gross billings	262,229	269,820	(7,591)	(2.8)
Product gross billings - Goods	115,756	143,815	(28,059)	(19.5)
Total International gross billings	377,985	413,635	(35,650)	(8.6)
Total gross billings	$1,093,378	$1,216,229	$(122,851)	(10.1)
The effect on our gross billings for the three months ended September 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended September 30, 2019
	At Avg. Q3 2018 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,110,431	$(17,053)	$1,093,378

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America gross billings were 65.4% and 66.0% of total gross billings for the three months ended September 30, 2019 and 2018. North America gross billings decreased for the three months ended September 30, 2019 compared with the prior year period due to fewer customers and lower customer traffic, including traffic from email and SEO. Those decreases were partially offset by higher gross billings per unit due to a shift in mix of offerings sold.
The above factors also resulted in a decline in total units sold, which decreased to 21.8 million units for the three months ended September 30, 2019, as compared with 25.3 million units in the prior year period.

International
International gross billings were 34.6% and 34.0% of total gross billings for the three months ended September 30, 2019 and 2018. International gross billings decreased $35.7 million for the three months ended September 30, 2019 compared with the prior year period, primarily due to weak consumer sentiment in Europe, especially in the United Kingdom, intense competition in our Goods business, a $17.0 million unfavorable impact from year-over-year changes in foreign currency rates and lower gross billings per unit due to a shift in mix of offerings sold.
Nine Months Ended September 30, 2019 and 2018:
Gross billings by category and segment for the nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
North America
Service gross billings:
Local	$1,517,312	$1,625,323	$(108,011)	(6.6)%
Goods	60,833	78,883	(18,050)	(22.9)
Travel	247,256	280,299	(33,043)	(11.8)
Total service gross billings	1,825,401	1,984,505	(159,104)	(8.0)
Product gross billings - Goods	394,235	511,451	(117,216)	(22.9)
Total North America gross billings	2,219,636	2,495,956	(276,320)	(11.1)

International
Service gross billings:
Local	615,669	630,178	(14,509)	(2.3)
Goods	34,787	56,473	(21,686)	(38.4)
Travel	139,385	152,444	(13,059)	(8.6)
Total service gross billings	789,841	839,095	(49,254)	(5.9)
Product gross billings - Goods	380,854	438,705	(57,851)	(13.2)
Total International gross billings	1,170,695	1,277,800	(107,105)	(8.4)
Total gross billings	$3,390,331	$3,773,756	$(383,425)	(10.2)
The effect on our gross billings for the nine months ended September 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Nine Months Ended September 30, 2019
	At Avg. Q3 2018 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$3,462,952	$(72,621)	$3,390,331

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America gross billings were 65.5% and 66.1% of total gross billings for the nine months ended September 30, 2019 and 2018. North America gross billings decreased for the nine months ended September 30, 2019 compared with the prior year period due to fewer customers and lower customer traffic, including traffic from email and SEO. Those decreases were partially offset by higher gross billings per unit due to a shift in mix of offerings sold.
The above factors also resulted in a decline in total units sold, which decreased to 66.8 million units for the nine months ended September 30, 2019, as compared with 80.0 million units in the prior year period.

International
International gross billings were 34.5% and 33.9% of total gross billings for the nine months ended September 30, 2019 and 2018. International gross billings decreased $107.1 million for the nine months ended September 30, 2019 compared with the prior year period, primarily due to weak consumer sentiment in Europe, especially in the United Kingdom, intense competition in our Goods business, a $72.3 million unfavorable impact from year-over-year changes in foreign currency rates and lower gross billings per unit due to a shift in mix of offerings sold.
Revenue
Three Months Ended September 30, 2019 and 2018:
Revenue by category and segment for the three months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
North America
Service revenue:
Local	$175,140	$180,059	$(4,919)	(2.7)%
Goods	3,000	4,021	(1,021)	(25.4)
Travel	13,680	17,217	(3,537)	(20.5)
Total service revenue	191,820	201,297	(9,477)	(4.7)
Product revenue - Goods	111,776	159,854	(48,078)	(30.1)
Total North America revenue	303,596	361,151	(57,555)	(15.9)

International
Service revenue:
Local	65,440	75,946	(10,506)	(13.8)
Goods	2,817	2,584	233	9.0
Travel	8,003	9,387	(1,384)	(14.7)
Total service revenue	76,260	87,917	(11,657)	(13.3)
Product revenue - Goods	115,756	143,815	(28,059)	(19.5)
Total International revenue	192,016	231,732	(39,716)	(17.1)
Total revenue	$495,612	$592,883	$(97,271)	(16.4)
The effect on revenue for the three months ended September 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended September 30, 2019
	At Avg. Q3 2018 Rates (1)	Exchange Rate Effect (2)	As Reported
Revenue	$504,315	$(8,703)	$495,612

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

The percentage of service gross billings that we retained after deducting the merchant's share for the three months ended September 30, 2019 and 2018 was as follows:

North America	International
North America
North America revenue was 61.3% and 60.9% of total revenue for the three months ended September 30, 2019 and 2018. North America revenue decreased $57.6 million for the three months ended September 30, 2019 compared with the prior year period, primarily driven by the decline in transaction volume and gross billings as discussed above, and a shift in our category mix from product revenue transactions, which are reported on a gross basis, toward service revenue transactions, which are reported on a net basis.
International
International revenue was 38.7% and 39.1% of total revenue for the three months ended September 30, 2019 and 2018. International revenue decreased $39.7 million for the three months ended September 30, 2019 compared with the prior year period, primarily driven by lower gross billings as discussed above, a customer shift toward lower margin offerings, a shift in our category mix from product revenue transactions, which are reported on a gross basis, toward service revenue transactions, which are reported on a net basis, and an $8.7 million unfavorable impact from year-over-year changes in foreign exchange rates.

Nine Months Ended September 30, 2019 and 2018:
Revenue by category and segment for the nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
North America
Service revenue:
Local	$532,599	$553,340	$(20,741)	(3.7)%
Goods	9,841	12,691	(2,850)	(22.5)
Travel	48,746	57,189	(8,443)	(14.8)
Total service revenue	591,186	623,220	(32,034)	(5.1)
Product revenue - Goods	394,235	511,451	(117,216)	(22.9)
Total North America revenue	985,421	1,134,671	(149,250)	(13.2)

International
Service revenue:
Local	208,625	221,949	(13,324)	(6.0)
Goods	6,882	10,965	(4,083)	(37.2)
Travel	24,817	30,529	(5,712)	(18.7)
Total service revenue	240,324	263,443	(23,119)	(8.8)
Product revenue - Goods	380,854	438,705	(57,851)	(13.2)
Total International revenue	621,178	702,148	(80,970)	(11.5)
Total revenue	$1,606,599	$1,836,819	$(230,220)	(12.5)
The effect on revenue for the nine months ended September 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Nine Months Ended September 30, 2019
	At Avg. Q3 2018 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
Revenue	$1,645,767	$(39,168)	$1,606,599

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

The percentage of service gross billings that we retained after deducting the merchant's share for the nine months ended September 30, 2019 and 2018 was as follows:

North America	International
North America
North America revenue was 61.3% and 61.8% of total revenue for the nine months ended September 30, 2019 and 2018. North America revenue decreased $149.3 million for the nine months ended September 30, 2019 compared with the prior year period, primarily driven by the decline in transaction volume and gross billings as discussed above, and a shift in our category mix from product revenue transactions, which are reported on a gross basis, toward service revenue transactions, which are reported on a net basis.
International
International revenue was 38.7% and 38.2% of total revenue for the nine months ended September 30, 2019 and 2018. International revenue decreased $81.0 million for the nine months ended September 30, 2019 compared with the prior year period, primarily driven by lower gross billings as discussed above, a customer shift toward lower margin offerings, a shift in our category mix from product revenue transactions, which are reported on a net basis, toward service revenue transactions, which are reported on a gross basis, and a $39.1 million unfavorable impact from year-over-year changes in foreign exchange rates.
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

Three Months Ended September 30, 2019 and 2018:
Cost of revenue by category and segment for the three months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
North America
Service cost of revenue:
Local	$20,108	$20,680	$(572)	(2.8)%
Goods	720	387	333	86.0
Travel	2,963	3,416	(453)	(13.3)
Total service cost of revenue	23,791	24,483	(692)	(2.8)
Product cost of revenue - Goods	87,730	132,620	(44,890)	(33.8)
Total North America cost of revenue	111,521	157,103	(45,582)	(29.0)

International
Service cost of revenue:
Local	4,257	4,307	(50)	(1.2)
Goods	228	264	(36)	(13.6)
Travel	671	738	(67)	(9.1)
Total service cost of revenue	5,156	5,309	(153)	(2.9)
Product cost of revenue - Goods	100,995	124,482	(23,487)	(18.9)
Total International cost of revenue	106,151	129,791	(23,640)	(18.2)
Total cost of revenue	$217,672	$286,894	$(69,222)	(24.1)
The effect on cost of revenue for the three months ended September 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended September 30, 2019
	At Avg. Q3 2018 Rates (1)	Exchange Rate Effect (2)	As Reported
Cost of revenue	$222,461	$(4,789)	$217,672

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America cost of revenue was 51.2% and 54.8% of total cost of revenue for the three months ended September 30, 2019 and 2018. North America cost of revenue decreased $45.6 million for the three months ended September 30, 2019 compared with the prior year period, primarily due to the decrease in transaction volume and gross billings as discussed above and a shift in our category mix from product revenue transactions, which are reported on a gross basis, toward service revenue transactions, which are reported on a net basis.

International
International cost of revenue was 48.8% and 45.2% of total cost of revenue for the three months ended September 30, 2019 and 2018. International cost of revenue decreased $23.6 million for the three months ended September 30, 2019 compared with the prior year period, primarily due to the decrease in gross billings as discussed above, a shift in our category mix from product revenue transactions, which are reported on a gross basis, toward service revenue transactions, which are reported on a net basis, and a $4.8 million favorable impact from year-over-year changes in foreign exchange rates.
Nine Months Ended September 30, 2019 and 2018:
Cost of revenue by category and segment for the nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
North America
Service cost of revenue:
Local	$58,812	$61,920	$(3,108)	(5.0)%
Goods	2,003	2,126	(123)	(5.8)
Travel	9,955	11,083	(1,128)	(10.2)
Total service cost of revenue	70,770	75,129	(4,359)	(5.8)
Product cost of revenue - Goods	314,190	416,443	(102,253)	(24.6)
Total North America cost of revenue	384,960	491,572	(106,612)	(21.7)

International
Service cost of revenue:
Local	12,684	12,735	(51)	(0.4)
Goods	641	993	(352)	(35.4)
Travel	2,074	2,310	(236)	(10.2)
Total service cost of revenue	15,399	16,038	(639)	(4.0)
Product cost of revenue - Goods	330,152	374,677	(44,525)	(11.9)
Total International cost of revenue	345,551	390,715	(45,164)	(11.6)
Total cost of revenue	$730,511	$882,287	$(151,776)	(17.2)
The effect on cost of revenue for the nine months ended September 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Nine Months Ended September 30, 2019
	At Avg. Q3 2018 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
Cost of revenue	$752,521	$(22,010)	$730,511

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

North America
North America cost of revenue was 52.7% and 55.7% of total cost of revenue for the nine months ended September 30, 2019 and 2018. North America cost of revenue decreased $106.6 million for the nine months ended September 30, 2019 compared with the prior year period, primarily due to the decrease in transaction volume and gross billings as discussed above and a shift in our category mix from product revenue transactions, which are reported on a gross basis, toward service revenue transactions, which are reported on a net basis.
International
International cost of revenue was 47.3% and 44.3% of total cost of revenue for the nine months ended September 30, 2019 and 2018. International cost of revenue decreased $45.2 million for the nine months ended September 30, 2019 compared with the prior year period, primarily due to the decrease in gross billings as discussed above, a shift in our category mix from product revenue transactions, which are reported on a gross basis, toward service revenue transactions, which are reported on a net basis, and a $22.0 million favorable impact from year-over-year changes in foreign exchange rates.
Gross Profit
Three Months Ended September 30, 2019 and 2018:
Gross profit by category and segment for the three months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
North America
Service gross profit:
Local	$155,032	$159,379	$(4,347)	(2.7)%
Goods	2,280	3,634	(1,354)	(37.3)
Travel	10,717	13,801	(3,084)	(22.3)
Total service gross profit	168,029	176,814	(8,785)	(5.0)
Product gross profit - Goods	24,046	27,234	(3,188)	(11.7)
Total North America gross profit	192,075	204,048	(11,973)	(5.9)

International
Service gross profit:
Local	61,183	71,639	(10,456)	(14.6)
Goods	2,589	2,320	269	11.6
Travel	7,332	8,649	(1,317)	(15.2)
Total service gross profit	71,104	82,608	(11,504)	(13.9)
Product gross profit - Goods	14,761	19,333	(4,572)	(23.6)
Total International gross profit	85,865	101,941	(16,076)	(15.8)
Total gross profit	$277,940	$305,989	$(28,049)	(9.2)

The effect on gross profit for the three months ended September 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Three Months Ended September 30, 2019
	At Avg. Q3 2018 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross profit	$281,854	$(3,914)	$277,940

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America gross profit was 69.1% and 66.7% of total gross profit for the three months ended September 30, 2019 and 2018. The decrease in North America gross profit for the three months ended September 30, 2019 compared with the prior year period reflects a decline in transaction volume and gross billings as discussed above.
International
International gross profit was 30.9% and 33.3% of total gross profit for the three months ended September 30, 2019 and 2018. The decrease in International gross profit for the three months ended September 30, 2019 compared with the prior year period was primarily attributable to lower gross billings as discussed above, a customer shift toward lower margin offerings and a $3.9 million unfavorable impact from year-over-year changes in foreign exchange rates.
Nine Months Ended September 30, 2019 and 2018:
Gross profit by category and segment for the nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
North America
Service gross profit:
Local	$473,787	$491,420	$(17,633)	(3.6)%
Goods	7,838	10,565	(2,727)	(25.8)
Travel	38,791	46,106	(7,315)	(15.9)
Total service gross profit	520,416	548,091	(27,675)	(5.0)
Product gross profit - Goods	80,045	95,008	(14,963)	(15.7)
Total North America gross profit	600,461	643,099	(42,638)	(6.6)

International
Service gross profit:
Local	195,941	209,214	(13,273)	(6.3)
Goods	6,241	9,972	(3,731)	(37.4)
Travel	22,743	28,219	(5,476)	(19.4)
Total service gross profit	224,925	247,405	(22,480)	(9.1)
Product gross profit - Goods	50,702	64,028	(13,326)	(20.8)
Total International gross profit	275,627	311,433	(35,806)	(11.5)
Total gross profit	$876,088	$954,532	$(78,444)	(8.2)

The effect on gross profit for the nine months ended September 30, 2019 from changes in exchange rates versus the U.S. dollar was as follows (in thousands):

	Nine Months Ended September 30, 2019
	At Avg. Q3 2018 YTD Rates (1)	Exchange Rate Effect (2)	As Reported
Gross profit	$893,246	$(17,158)	$876,088

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
North America
North America gross profit was 68.5% and 67.4% of total gross profit for the nine months ended September 30, 2019 and 2018. The decrease in North America gross profit for the nine months ended September 30, 2019 compared with the prior year period reflects a decline in transaction volume and gross billings as discussed above.
International
International gross profit was 31.5% and 32.6% of total gross profit for the nine months ended September 30, 2019 and 2018. The decrease in International gross profit for the nine months ended September 30, 2019 compared with the prior year period was primarily attributable to lower gross billings as discussed above, a customer shift toward lower margin offerings and a $17.1 million unfavorable impact from year-over-year changes in foreign exchange rates.
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
Three Months Ended September 30, 2019 and 2018:
Marketing expense by segment as a percentage of gross profit for the three months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	% of Gross Profit	2018	% of Gross Profit	$ Change	% Change
Marketing:
North America	$45,223	23.5%	$60,296	29.5%	$(15,073)	(25.0)%
International	29,753	34.7	32,421	31.8	(2,668)	(8.2)
Total marketing	$74,976	27.0	$92,717	30.3	$(17,741)	(19.1)
North America
North America segment marketing expense was 60.3% and 65.0% of total marketing expense for the three months ended September 30, 2019 and 2018. North America marketing expense and marketing expense as a percentage of gross profit for the three months ended September 30, 2019 decreased from the prior year period as we leveraged improved marketing analytics to drive efficiency in our marketing spend and maximize the lifetime value of our customer base. We also decreased our offline marketing spend as we are currently in the process of adapting our brand strategy to better support our evolving marketplace.
International
International segment marketing expense was 39.7% and 35.0% of total marketing expense for the three months ended September 30, 2019 and 2018. The decrease in International marketing expense for the three months ended September 30, 2019 compared with the prior year period was primarily attributable to a $1.2 million favorable impact from year-over-year changes in foreign exchange rates.
Nine Months Ended September 30, 2019 and 2018:
Marketing expense by segment as a percentage of gross profit for the nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019	% of Gross Profit	2018	% of Gross Profit	$ Change	% Change
Marketing:
North America	$162,132	27.0%	$198,149	30.8%	$(36,017)	(18.2)%
International	95,164	34.5	87,902	28.2	7,262	8.3
Total marketing	$257,296	29.4	$286,051	30.0	$(28,755)	(10.1)
North America
North America segment marketing expense was 63.0% and 69.3% of total marketing expense for the nine months ended September 30, 2019 and 2018. North America marketing expense and marketing expense as a percentage of gross profit for the nine months ended September 30, 2019 decreased from the prior year period as we leveraged improved marketing analytics to drive efficiency in our marketing spend and maximize the lifetime value of our customer base. We also decreased our offline marketing spend as we are currently in the process of adapting our brand strategy to better support our evolving marketplace.
International
International segment marketing expense was 37.0% and 30.7% of total marketing expense for the nine months ended September 30, 2019 and 2018. International marketing expense and marketing expense as a percentage of gross profit for the nine months ended September 30, 2019 increased from the prior year period as we continued to invest in the long-term potential of the International segment. The increase in marketing expense was partially offset by a $5.5 million favorable impact from year-over-year changes in foreign exchange rates.
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

Three Months Ended September 30, 2019 and 2018:
SG&A as a percentage of gross profit for the three months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	% of Gross Profit	2018	% of Gross Profit	$ Change	% Change
Selling, general and administrative	$198,327	71.4%	$160,249	52.4%	$38,078	23.8%
The increase in SG&A for the three months ended September 30, 2019 as compared with the prior year period was primarily attributable to a $40.4 million benefit recorded in the three months ended September 30, 2018 related to the settlement of our patent litigation case with IBM, partially offset by the following:

•	a $3.9 million favorable impact from year-over-year changes in foreign currency exchange rates; and

•	decreases in compensation-related costs, facilities costs and other general expenses.
Nine Months Ended September 30, 2019 and 2018:
SG&A as a percentage of gross profit for the nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019	% of Gross Profit	2018	% of Gross Profit	$ Change	% Change
Selling, general and administrative	$619,099	70.7%	$676,318	70.9%	$(57,219)	(8.5)%
The decrease in SG&A for the nine months ended September 30, 2019 as compared with the prior year period was attributable to the following:

•
a $75.0 million charge recorded in the second quarter 2018 as a result of a jury award related to a patent litigation case with IBM. That charge was subsequently reduced by $40.4 million in the third quarter 2018 upon execution of settlement and license agreements with IBM;

•	a $15.1 million favorable impact from year-over-year changes in foreign currency exchange rates; and

•	decreases in compensation-related costs, facilities costs, system costs and other general expenses.
Income (Loss) from Operations
Three Months Ended September 30, 2019 and 2018:
Income (loss) from operations by segment for the three months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Income (loss) from operations
North America	$15,691	$51,004	$(35,313)	(69.2)%
International	(11,054)	2,019	(13,073)	(647.5)
Total income (loss) from operations	$4,637	$53,023	$(48,386)	(91.3)
North America
The decrease in our income from operations was primarily attributable to a $38.4 million increase in SG&A and a $12.0 million decrease in gross profit, partially offset by a $15.1 million decrease in marketing expense.

International
The decrease in our income from operations was primarily attributable to a $16.1 million decrease in gross profit, partially offset by a $2.7 million decrease in marketing expense and a $0.3 million decrease in SG&A.
Nine Months Ended September 30, 2019 and 2018:
Income (loss) from operations by segment for the nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Income (loss) from operations
North America	$20,655	$(19,380)	$40,035	206.6%
International	(20,962)	11,543	(32,505)	(281.6)
Total income (loss) from operations	$(307)	$(7,837)	$7,530	96.1
North America
The increase in our income from operations was primarily attributable to a $46.7 million decrease in SG&A and a $36.0 million decrease in marketing expense, partially offset by a $42.6 million decrease in gross profit.
International
The decrease in our income from operations was primarily attributable to a $7.3 million increase in marketing expense and a $35.8 million decrease in gross profit, partially offset by a $10.6 million decrease in SG&A.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Three Months Ended September 30, 2019 and 2018:
Other income (expense), net for the three months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Other income (expense), net	$(17,253)	$(4,860)	$(12,393)	(255.0)%
Other income (expense), net for the three months ended September 30, 2019 primarily consisted of the following:

•	$6.0 million of interest expense primarily related to interest on our convertible notes. See Item 1, Note 5, Financing Arrangements, for additional information; and

•	$12.8 million in foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Those items were partially offset by $2.0 million in interest income.

Other income (expense), net for the three months ended September 30, 2018 primarily consisted of the following:

•	$5.7 million of interest expense primarily related to interest on our convertible notes. See Item 1, Note 5, Financing Arrangements, for additional information; and

•	$1.0 million in foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Those items were partially offset by $1.5 million in interest income.
Nine Months Ended September 30, 2019 and 2018:
Other income (expense), net for the nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Other income (expense), net	$(92,602)	$(39,832)	$(52,770)	(132.5)%
Other income (expense), net for the nine months ended September 30, 2019 primarily consisted of the following:

•	$69.0 million of net losses on our fair value option investments. See Item 1, Note 3, Investments, for additional information;

•	$17.2 million of interest expense primarily related to interest on our convertible notes. See Item 1, Note 5, Financing Arrangements, for additional information; and

•	$11.9 million in foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Those items were partially offset by $5.8 million in interest income.
Other income (expense), net for the nine months ended September 30, 2018 primarily consisted of the following:

•	$16.4 million of interest expense primarily related to interest on our convertible notes. See Item 1, Note 5, Financing Arrangements, for additional information;

•	$12.2 million in foreign currency losses, which primarily resulted from intercompany balances with our subsidiaries that are denominated in foreign currencies;

•	$10.2 million of impairments of minority investments. See Item 1, Note 3, Investments, for additional information; and

•	$8.3 million of losses on fair value option investments. See Item 1, Note 3, Investments, for additional information.
Those items were partially offset by $4.9 million in interest income and a $2.4 million gain on an embedded derivative related to an available-for-sale security.
Provision (Benefit) for Income Taxes
Three Months Ended September 30, 2019 and 2018:
Provision (benefit) for income taxes for the three months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Provision (benefit) for income taxes	$2,069	$988	$1,081	109.4%
Effective tax rate	(16.4)%	2.1%

Our U.S. federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three months ended September 30, 2019 and 2018 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.
Nine Months Ended September 30, 2019 and 2018:
Provision (benefit) for income taxes for the nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Provision (benefit) for income taxes	$591	$205	$386	188.3%
Effective tax rate	(0.6)%	(0.4)%
Our U.S. federal income tax rate is 21%. The primary factor impacting the effective tax rate for the nine months ended September 30, 2019 and 2018 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The effective tax rate for the nine months ended September 30, 2019 also reflected the reversal of reserves for uncertain tax positions due to the closure of a tax audit. The effective tax rate for the nine months ended September 30, 2018 also reflected a $6.4 million income tax benefit resulting from the impact of Topic 606 on intercompany activity in certain foreign jurisdictions. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three and nine months ended September 30, 2019 and 2018, special charges and credits included charges related to our restructuring plan. For the three and nine months ended September 30, 2018, special charges and credits also included a $40.4 million credit and a $34.6 million charge related to our patent litigation with IBM. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$(14,685)	$47,175	$(93,500)	$(47,874)
Adjustments:
Stock-based compensation (1)	19,543	15,026	62,517	50,570
Depreciation and amortization	25,873	28,685	81,405	87,300
Acquisition-related expense (benefit), net	5	—	33	655
Restructuring charges	(61)	35	(175)	(81)
IBM patent litigation	—	(40,400)	—	34,600
Other (income) expense, net	17,253	4,860	92,602	39,832
Provision (benefit) for income taxes	2,069	988	591	205
Total adjustments	64,682	9,194	236,973	213,081
Adjusted EBITDA	$49,997	$56,369	$143,473	$165,207

(1)	Represents stock-based compensation expense recorded within Selling, general and administrative, Cost of revenue and Marketing.

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
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, cash balances, which totaled $567.3 million as of September 30, 2019, and available borrowing capacity under our 2019 Credit Agreement.
Our net cash flows from operating, investing and financing activities from continuing operations for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash provided by (used in):
Operating activities	$18,584	$(57,389)	$(130,118)	$(132,961)
Investing activities	(19,541)	(22,389)	(54,891)	(118,485)
Financing activities	(22,595)	(9,720)	(81,953)	(49,348)
Our free cash flow for the three and nine months ended September 30, 2019 and 2018 and reconciliations to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash provided by (used in) operating activities from continuing operations	$18,584	$(57,389)	$(130,118)	$(132,961)
Purchases of property and equipment and capitalized software from continuing operations	(17,693)	(16,094)	(51,854)	(53,611)
Free cash flow	$891	$(73,483)	$(181,972)	$(186,572)
Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either based on a fixed payment schedule or upon the customer's redemption of the related voucher. For merchants on fixed payment terms, we remit payments on an ongoing basis, generally bi-weekly, throughout the term of the merchant's offering. For purchases of merchandise inventory, our supplier payment terms generally range from net 30 to net 60 days. We have primarily paid merchants on fixed payment terms in North America and upon voucher redemption internationally. In 2017, we began to increase our use of redemption payment terms with our North America merchants and we expect that trend to continue.
Our cash balances fluctuate significantly throughout the year based on many variables, including gross billings growth rates, the timing of payments to merchants and suppliers, seasonality and the mix of transactions between Goods and Local. For example, we typically generate strong cash inflows during the fourth quarter holiday season, driven primarily by our Goods category, followed by significant cash outflows in the following period when payments are made to inventory suppliers. We are currently developing and testing voucherless offerings that typically result in cash back on customers' credit card statements for qualifying purchases. For many of those offerings, we fund the cash back to the customer within two weeks of purchase and collect our commission and reimbursement for the customer's cash back incentive from our merchants on a monthly basis. The working capital impact of card-linked offerings with this merchant payment structure is less favorable to us than voucher transactions, for which we collect payment from customers at the time of sale and remit payment to merchants at a later date.
For the nine months ended September 30, 2019, our net cash used in operating activities from continuing operations was $130.1 million, as compared with a $93.5 million net loss from continuing operations. That difference was primarily due to $223.5 million of non-cash items, including depreciation and amortization, stock-based compensation and a $69.4 million loss from changes in fair value of our investment in Monster LP, partially offset by a $260.1 million decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers and to a lesser extent a reduction in gross billings.
For the nine months ended September 30, 2018, our net cash used in operating activities from continuing operations was $133.0 million, as compared with a $47.9 million net loss from continuing operations. That difference was primarily due to a $243.8 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers and also includes $42.1 million of the payment to IBM related to the settlement of patent litigation. The difference between our net cash provided by operating activities and our net income from continuing operations due to changes in working capital was partially offset by $158.7 million of non-cash items, including depreciation and amortization and stock-based compensation.
Our net cash used in investing activities from continuing operations was $54.9 million and $118.5 million for the nine months ended September 30, 2019 and 2018. Our net cash used in investing activities from continuing operations included purchases of property and equipment and capitalized software of $51.9 million and $53.6 million for the nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2018, net cash used in investing activities also included net cash paid of $57.8 million related to the acquisition of Cloud Savings and net cash paid of $17.1 million for acquisitions of intangible assets, including $15.4 million related to the settlement of our IBM patent litigation.
Our net cash used in financing activities was $82.0 million and $49.3 million for the nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019, net cash used in financing activities included $44.2 million in repurchases of common stock under our share repurchase program, $16.9 million in payments of finance lease obligations and $14.0 million in taxes paid related to net share settlements of stock-based compensation awards. For the nine months ended September 30, 2018, net cash used in financing activities included $25.3 million in payments of finance lease obligations and $18.6 million in taxes paid related to net share settlements of stock-based compensation awards.
In May 2019, we entered into the 2019 Credit Agreement which provides for aggregate principal borrowings of up to $400.0 million and matures in May 2024. As of September 30, 2019, we had no borrowings outstanding under the 2019 Credit Agreement and were in compliance with all covenants. See Item 1, Note 5, Financing Arrangements, for additional information.
As of September 30, 2019, we had $196.4 million in cash held by our international subsidiaries, which is primarily denominated in Euros, Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars and Japanese yen. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three and nine months ended September 30, 2019, we repurchased 5,391,084 and 14,027,227 shares for an aggregate purchase price of $15.1 million and $45.2 million (including fees and commissions) under our repurchase program. As of September 30, 2019, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the 2019 Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.
Our cash balances and cash flows generated from our operations may be used to fund strategic investments, business acquisitions, working capital needs, investments in technology, marketing and share repurchases. Additionally, we have the ability to borrow funds under the 2019 Credit Agreement. We could also seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for acquisitions, share repurchases or other strategic investment opportunities. Although we can provide no assurances, we believe that our cash balances and cash generated from operations should be sufficient to meet our working capital requirements and capital expenditures for at least the next twelve months.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2019 did not materially change from the amounts set forth in our 2018 Annual Report on Form 10-K, except as disclosed in Item 1, Note 6, Leases.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2019.
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
The changes to our lease recognition policies upon the adoption of Topic 842 on January 1, 2019 represent a material change to our critical accounting policies and estimates during the nine months ended September 30, 2019. See Item 1, Note 6, Leases, for additional information related to our new lease recognition policies.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses of Financial Instruments. This ASU requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. For available-for-sale debt securities with unrealized losses, entities will be required to recognize credit losses through an allowance for credit losses. The ASU will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Although we are still assessing the impact of ASU 2016-13, we believe the adoption of this guidance will not have a material impact on our condensed consolidated financial statements.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For both the three and nine months ended September 30, 2019, we derived approximately 38.7% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support those markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of September 30, 2019 and December 31, 2018.
As of September 30, 2019, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $3.6 million. The potential decrease in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $0.4 million. This compares with a $20.8 million working capital surplus subject to foreign currency exposure as of December 31, 2018, for which a 10% adverse change would have resulted in a potential increase in this working capital surplus of $2.1 million.
Interest Rate Risk
Our cash balance as of September 30, 2019 consists of bank deposits, so exposure to market risk for changes in interest rates is limited. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Item 1, Note 5, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In May 2019, we entered into the 2019 Credit Agreement which provides for aggregate principal borrowings of up to $400.0 million. As of September 30, 2019, we had no borrowings outstanding under the 2019 Credit Agreement. Because the 2019 Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the 2019 Credit Agreement. We also have $166.7 million of lease obligations as of September 30, 2019. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2019.

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
Based on this evaluation, our management concluded that, as of September 30, 2019, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2019, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
On May 7, 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three and nine months ended September 30, 2019, we repurchased 5,391,084 and 14,027,227 shares for an aggregate purchase price of $15.1 million and $45.2 million (including fees and commissions) under our repurchase program. As of September 30, 2019, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the 2019 Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when we might otherwise be precluded from doing so.
A summary of our common stock repurchases during the three months ended September 30, 2019 under our share repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2019	—	$—	—	$260,000,005
August 1-31, 2019	—	—	—	260,000,005
September 1-30, 2019	5,391,084	2.79	5,391,084	245,000,007
Total	5,391,084	$2.79	5,391,084	$245,000,007
The following table provides information about purchases of shares of our common stock during the three months ended September 30, 2019 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2019	158,105	$2.99	—	—
August 1-31, 2019	78,698	2.41	—	—
September 1-30, 2019	496,458	2.79	—	—
Total	733,261	$2.79	—	—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1**	Form of Severance Benefit Agreement
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 ***	Cover Page Interactive Data File
_____________________________________
** Management contract or compensatory plan or arrangement
*** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November 2019.

GROUPON, INC.
By:	/s/ Melissa Thomas
	Name:	Melissa Thomas
	Title:	Interim Chief Financial Officer