Form 10-K
period 2019-12-31
Groupon, Inc.
filed 2020-02-18
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Yes ☐             No  ☒

As of June 30, 2019, the aggregate market value of shares held by non-affiliates of the registrant was $1,626,327,012 based on the number of shares of common stock held by non-affiliates as of June 30, 2019 and based on the last reported sale price of the registrant's common stock on June 30, 2019.

As of February 14, 2020, there were 566,915,978 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2020, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

______________________________________________________

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute, and achieve the expected benefits of our go-forward strategy, including our planned exit from the Goods business; volatility in our operating results; execution of our business and marketing strategies; retaining existing customers and adding new customers; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments and any potential adverse impact from the United Kingdom's exit from the European Union, retaining and adding high quality merchants; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; reliance on cloud-based computing platforms; competing successfully in our industry; providing a strong mobile experience for our customers; maintaining and improving our information technology infrastructure; our voucherless offerings; claims related to product and service offerings; managing inventory and order fulfillment risks; litigation; managing refund risks; retaining and attracting members of our executive team; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; tax liabilities; tax legislation; protecting our intellectual property; maintaining a strong brand; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; our common stock, including volatility in our stock price; our convertible senior notes; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission ("SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. BUSINESS
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites, primarily localized groupon.com sites in many countries. We operate in two segments, North America and International, and historically we have operated in three categories, Local, Goods and Travel. In February 2020, we announced that we plan to leverage our global leadership position in local commerce to focus on our Local and Travel categories and to exit the Goods category by the end of 2020. Our vision is to make it easy for consumers around the world to discover and purchase local experiences from quality merchants who want to grow their businesses.

We earn service revenue from transactions in which we earn commissions by selling goods or services on behalf of third-party merchants. Those transactions generally involve a customer's purchase of a voucher through one of our online marketplaces that can be redeemed with a third-party merchant for goods or services (or for discounts on goods or services). Service revenue from those transactions is reported on a net basis and equals the purchase price received from the customer for the voucher less an agreed upon portion of the purchase price paid to the merchant. Service revenue also includes commissions that we earn when customers make purchases with retailers using digital coupons accessed through our digital properties and from voucherless merchant offerings. We earn product revenue from direct sales of merchandise inventory through our Goods category. Our product revenue from those transactions is the purchase price received from the customer. After we exit the Goods category, we will no longer generate product revenue or service revenue from goods offerings. We currently anticipate that when we cease operations in the Goods category, its financial results will be presented as a discontinued operation in our consolidated financial statements.
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
Our Strategy
In February 2020, we shifted our strategy toward turning Groupon into the local experiences marketplace. As part of this strategy, we plan to exit our Goods category in 2020 and focus our resources on the following four key priorities:
Inventory. We plan to build high-quality inventory density in core cities and bring merchants' full catalogs of experiences onto our marketplace.
Modernization. We intend to deliver a modern mobile experience for customers and new tools to help merchants grow their businesses.
Brand. We plan to relaunch our brand and marketing strategy to move from deal-centric to a local experiences marketplace.
Cost. We intend to evaluate and reduce our cost structure to align with the needs of the ongoing business.
Our Categories
Local. Our Local category includes offerings from local and national merchants, and other revenue sources that are primarily generated through our relationships with local and national merchants, including advertising revenue. Our offerings comprise multiple subcategories of local experiences, including: events and activities; health, beauty and wellness; food and drink; home and garden; and automotive. In addition to local and national offerings, we give consumers the ability to access digital coupons from thousands of retailers through our coupons offering.

Goods. In our Goods category, we earn product revenue from transactions in which we sell merchandise inventory directly to customers, as well as service revenue from transactions in which third-party merchants sell products to customers through our marketplaces. Our Goods category currently offers merchandise across multiple product lines, including electronics, sporting goods, jewelry, toys, household items and apparel. We plan to exit our Goods category by the end of 2020.
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
Distribution
Our customers access our online local commerce marketplaces through our mobile applications and our websites, which primarily consist of localized groupon.com sites in countries throughout the world. Our applications and mobile websites enable consumers to browse, purchase, manage and redeem deals on their mobile devices. For the year ended December 31, 2019, over 75% of our global transactions were completed on mobile devices.
We use a variety of marketing channels to direct customers to the offerings available through these marketplaces, as described in the Marketing section below.
Marketing
We primarily use marketing to acquire and retain high-quality customers and promote awareness of our marketplaces. In 2019, we leveraged improved marketing analytics to drive efficiency in our marketing spend and maximize the lifetime value of our customer base. In total, we decreased our global marketing spend by $56.4 million, or 14.2%, for the year ended December 31, 2019.
We are in the process of evolving our brand strategy to better showcase the unique aspects of our two-sided marketplace, particularly focusing on local experiences. As part of this process, we are pragmatically evaluating our marketing spend. We also expect to relaunch the brand in 2020 to clarify our market position and build a powerful connection between how our customers, merchants and partners view us and the marketplace we are building.
We use a variety of marketing channels to make customers aware of the offerings, including search engines, email and push notifications, affiliate channels, social and display advertising and offline marketing.
Search engines. Customers can access our offerings indirectly through third-party search engines. We use search engine optimization ("SEO") and search engine marketing ("SEM") to increase the visibility of our offerings in web search results.
Email and push notifications. We communicate offerings through email and by push notification to our customers based on their locations and personal preferences. A customer who interacts with an email or push notification is directed to our website or mobile application to learn more about the deal and to make a purchase.
Affiliate channels. We have an affiliate program that uses third parties to promote our offerings online. Affiliates earn commissions when customers access our offerings through links on their websites and make purchases on our platform. We expect to continue to leverage affiliate relationships to extend our deals to a broad base of potential customers.
Social and display. We publish offerings through various social networks and adapt our notifications to the particular format of each of these social networking platforms. Our websites and mobile applications enable consumers to share our offerings with their personal social networks. We also promote our offerings using display advertising on websites.
Television and other offline. We use offline marketing such as television advertising, and to a lesser extent, print and radio advertising, to help build awareness of our offerings and brand.
Our marketing activities also include elements that are not presented as Marketing on our consolidated statements of operations, such as order discounts and free shipping on qualifying merchandise sales.

Sales and Operations
Our sales force consists of 2,316 merchant sales representatives and sales support staff who build merchant relationships and provide local expertise. Our North America merchant sales representatives and support staff are primarily based in our offices in Chicago, and our International merchant sales representatives and support staff are based in their respective local offices. Our global sales and sales support headcount by segment as of December 31, 2019 was as follows:

North America	933
International	1,383
Total	2,316
Other key operational functions include editorial, merchant development, customer service, technology, merchandising and logistics. Our editorial department is responsible for creating the written and visual content for our offerings. The merchant development team works with merchants to plan the offering before it is active and serves as an ongoing point of contact for the merchant over the term of an offering. Our customer service department is responsible for answering questions via phone, email, chat and social media platforms regarding purchases, shipping status, returns and other areas of customer inquiry. Our technology team is focused on the design and development of new features and products to enhance the customer and merchant experience, maintenance of our websites and development and maintenance of our internal systems. Merchandising and logistics personnel are responsible for managing inventory and the flow of products from suppliers to our customers.
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
Competition
Our customers and merchants are at the center of our two-sided marketplace. The quality and stability of both our customers and merchants are key to our business model. We face competition on both sides of our marketplace.
We compete with other marketplaces, some of these marketplaces have longer operating histories, significantly greater financial, technical, marketing and other resources, greater scale and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer trends. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than we do. We believe that after our planned exit of the Goods category, which we expect to occur by the end of 2020, we will be well-positioned to compete in our more differentiated local experiences business.
We also compete with companies that can offer alternative services for our merchants. There are companies that offer other types of advertising and promotional services to local businesses. Our merchants could choose to leverage these other platforms to attract customers to their businesses. We believe we can compete due to the access we provide our merchants to our large customer base, our trusted brand, and the investments we are making in self-service tools that will allow merchants to manage demand more effectively and better attract and retain customers.
Seasonality
Some of our offerings, particularly those within our Goods category, experience seasonal buying patterns mirroring that of the larger consumer retail and e-commerce markets, where demand increases during the fourth quarter holiday season. We believe this seasonal pattern has affected our business and quarterly sequential revenue growth rates in the past and may continue to have an impact, although to a lesser extent, after exiting the Goods category. We recognized 27.6%, 30.3% and 30.7% of our annual revenue during the fourth quarter of 2019, 2018 and 2017.

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
We are subject to a variety of federal, state and international laws and regulations governing consumer data. The General Data Protection Regulation ("GDPR"), which was adopted by the European Union and became effective in May 2018, requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its collection, use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Complying with the GDPR caused us to update certain business practices and systems. Non-compliance with GDPR could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenue. In addition, the State of California adopted the California Consumer Protection Act of 2018 (“CCPA”), which became effective in January 2020 and regulates the collection and use of consumers’ data. Compliance with the CCPA is expected to cause us to make additional updates to certain business practices and systems.
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
Employees
As of December 31, 2019, there were 2,358 employees in our North America segment, consisting of 933 sales representatives and 1,425 corporate, operational and customer service representatives, and 3,987 employees in our International segment, consisting of 1,383 sales representatives and 2,604 corporate, operational and customer service representatives.
Information About Our Executive Officers
The following table sets forth information about our executive officers:

Name	Age	Position

Rich Williams	45	Chief Executive Officer and Director
Melissa Thomas	40	Chief Financial Officer, Chief Accounting Officer and Treasurer
Steven Krenzer	61	Chief Operating Officer
Dane Drobny	52	General Counsel and Corporate Secretary
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
Melissa Thomas was appointed as our Chief Financial Officer in February 2020 and currently also serves as our Chief Accounting Officer and Treasurer. She previously served as our Interim Chief Financial Officer since August 2019, our Chief Accounting Officer and Treasurer since November 2018 and our Vice President of Commercial Finance since May 2017. Prior to joining Groupon, Ms. Thomas served as Vice President of Finance at Surgical Care Affiliates from June 2016 to May 2017. From August 2007 to May 2016, Ms. Thomas served in a variety of finance and accounting leadership roles at Orbitz Worldwide (NYSE: OWW), most recently as Vice President of Finance. Prior to Orbitz, Ms. Thomas held accounting positions at Equity Office Properties and began her career at PricewaterhouseCoopers.
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
Risks Related to Our Business
Our strategy may be unsuccessful and may expose us to additional risks. If our strategy does not achieve its expected benefits, there could be negative impacts to our business, financial condition and results of operations.
We are implementing a strategy to turn the Company into the leading local experiences marketplace and return the Company to growth. As part of our strategy, we plan to exit our Goods category by the end of 2020. We intend to execute our strategy by focusing on four priorities: (i) Inventory - build high-quality merchant and offer density in core cities and bring merchants’ full catalogs onto our marketplace, (ii) Product - deliver a modern mobile experience for customers and new tools to help merchants grow their businesses, (iii) Brand - relaunch the Groupon brand and marketing strategy to move from deal-centric to a local experiences marketplace, and (iv) Cost - reduce our costs and right-size our spend to support our go-forward business.
We have an obligation to inform, negotiate and consult with our international workers' councils regarding plans to exit the Goods category, which may impact the timing, cost and execution of our planned exit. In particular, the consultation and negotiation process with workers' councils could be protracted and delay our anticipated timeline for fully exiting the Goods category in International. We also may incur greater than expected costs in connection with an exit of the Goods category, including employee severance, contractual termination costs, liquidation of assets, restructuring charges and write-offs or impairment of goodwill or other assets. In addition, we expect to experience internal disruption in the organization that could negatively impact our operations and financial results, including decreased productivity, employee morale and employee retention. Such disruption could be higher than expected and negatively impact our ability to realize the full benefits of our strategy and increases the costs associated with any exit of the Goods category. Further, our planned exit of the Goods category may adversely impact our Goods-Local cross-shoppers, and if such impact is significant, it could adversely affect our customer base and purchase frequency, limiting our ability to achieve the expected results from our strategy.
There are no assurances that our actions will be successful in building out a local experiences marketplace and return the Company to growth. Our efforts to execute our strategy may prove more difficult than we currently anticipate, including with respect to timing and our ability to increase high-quality density in key locations, improve our product in a way that appeals to consumers and merchants and effectively reduce costs. Further, we may not succeed in realizing the benefits of these efforts on our anticipated timeline or at all. Even if fully implemented, our strategy may not result in a return to growth or the other anticipated benefits to our business, financial condition and results of operations. If we are unable to effectively execute our strategy and realize its anticipated benefits, it could negatively impact our business, financial condition and results of operations.
Our financial results may be adversely affected if we are unable to execute on our marketing strategy.
Our marketing strategy is focused on acquiring and retaining customers who we believe will have higher long-term value, activation and conversion rates, and purchase frequency. We also are focused on increasing awareness of our brand and online marketplaces and introducing consumers and merchants to new inventory. We intend to relaunch our brand in the second half of 2020 in an effort to evolve our image from deal-centric to a local experiences marketplace. Following the relaunch of our brand, we plan to employ a full-funnel marketing strategy targeting higher funnel marketing channels in addition to transactional marketing. We also expect to continue to focus on maintaining a payback period on our global marketing spend of approximately 12 to 18 months; however, there are no assurances that we will be able to achieve this result. If any of our assumptions regarding our marketing activities and strategies prove incorrect , including with respect to our full-funnel approach, payback periods and the efficiency of our marketing spend, or there are significant delays in our brand relaunch, our ability to generate revenue and gross profit from our investments may be less than we anticipated. In such case, we may need to increase marketing expenditures or otherwise alter our strategy and our results of operations could be negatively impacted. Further, even if we successfully execute our marketing strategy and brand relaunch, we may not be able to drive the customer benefits expected
Our operating results may vary significantly from quarter to quarter.
Our operating results may vary significantly from quarter to quarter due to seasonality and other reasons such as the rapidly evolving nature of our business. We believe that our ability to achieve and maintain revenue growth and profitability will depend, among other factors, on our ability to:

•	acquire new customers and retain existing customers;

•	attract and retain high-quality merchants;

•	effectively address and respond to challenges in international markets;

•
increase the number, variety, quality, density and relevance of offers, including through third party business partners and technology integrations, as we attempt to build a local experiences marketplace;

•	leverage other platforms to display our offerings;

•	deliver a modern mobile experience and achieve additional mobile adoption to capitalize on customers' continued shift toward mobile device usage;

•	increase booking capabilities and voucherless offerings;

•	increase the awareness of, and evolve, our brand to a local experiences marketplace;

•	reduce costs and improve SG&A leverage;

•	successfully achieve the anticipated benefits of business combinations or acquisitions, strategic investments, divestitures and restructuring activities;

•	provide a superior customer service experience for our customers;

•	avoid interruptions to our services, including as a result of attempted or successful cybersecurity attacks or breaches;

•	respond to continuous changes in consumer and merchant use of technology;

•	offset declines in email, search engine optimization ("SEO") and other traffic channels and further diversify our traffic channels;

•	react to challenges from existing and new competitors;

•	respond to seasonal changes in supply and demand; and

•	address challenges from existing and new laws and regulations.
In addition, our margins and profitability may depend on our inventory mix, geographic revenue mix, discount rates mix and merchant and third-party business partner pricing terms. Accordingly, our operating results and profitability may vary significantly from quarter to quarter.
If we fail to retain our existing customers or acquire new customers, our operating results and business will be harmed.
We must continue to retain and acquire customers who make purchases on our platform in order to increase profitability. Further, as our customer base evolves, the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the loss of existing customers and the costs associated with acquiring and retaining customers and to maintain or increase our customers’ purchase frequency. If customers do not perceive our offerings to be attractive or if we fail to introduce new and more relevant deals or increase awareness and understanding of the offerings on our marketplace platform, we may not be able to retain or acquire customers at levels necessary to grow our business and profitability. Further, the traffic to our websites and mobile applications, including traffic from consumers responding to our emails and SEO, has declined in recent years, such that an increasing proportion of our traffic is generated from paid marketing channels, such as search engine marketing ("SEM"). In addition, changes to search engine algorithms or similar actions are not within our control and could adversely affect traffic to our websites and mobile applications. If we are unable to acquire new customers in numbers sufficient to grow our business and offset the number of existing active customers that have ceased to make purchases, or if new customers do not make purchases at expected levels, our profitability may decrease and our operating results may be adversely affected.
Our international operations are subject to varied and evolving commercial, employment and regulatory challenges, and our inability to adapt to the diverse and changing landscapes of our international markets may adversely affect our business.
Our international operations require management attention and resources and also require us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. Our international operations are subject to numerous risks, including the following:

•	disruption resulting from the execution of our strategy, including our planned exit from the Goods category, and ability to retain Goods-Local cross shoppers;

•	our ability to maintain merchant and customer satisfaction such that our marketplace will continue to attract high quality merchants;

•	our ability to successfully respond to macroeconomic challenges, including by optimizing our deal mix to take into account consumer preferences at a particular point in time;

•	political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, labor unrest, violence and outbreaks of war);

•	currency exchange rate fluctuations;

•	strong local competitors, who may better understand the local market and/or have greater resources in the local market;

•
different regulatory or other legal requirements (including potential fines and penalties that may be imposed for failure to comply with those requirements), such as regulation of gift cards and coupon terms, Internet services, professional selling, distance selling, bulk emailing, privacy and data protection (including GDPR), cybersecurity, business licenses and certifications, taxation (including the European Union's voucher directive, digital service tax and similar regulations), consumer protection laws including those restricting the types of services we may offer (e.g., medical-related services), banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, cause unanticipated compliance expenses or limit our ability to enforce contractual obligations;

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

In addition, we are subject to risks associated with the withdrawal of the United Kingdom from the European Union (“Brexit”), which occurred on January 31, 2020. Pursuant to the Withdrawal Agreement Bill, the United Kingdom will remain in the European Union's free market and customs union until December 31, 2020. On January 1, 2021, the United Kingdom will withdraw from the free market and customs union, and trade between the European Union and the United Kingdom will be subject to border controls. During the transition, the parties will negotiate a free trade agreement to manage future trade in goods and services. However, it is possible that an agreement will not be reached within the transition period, and there remains significant uncertainty about the terms of the future trade relationship between the European Union and the United Kingdom. We have significant operations in both the United Kingdom and the European Union. Our operations and that of our merchants are highly integrated across the United Kingdom and the European Union, and we are highly dependent on the free flow of labor and goods in those regions. The ongoing uncertainty concerning trade between the United Kingdom and European Union nations could negatively impact our merchant and customer relationships and financial performance. The ultimate effects of Brexit on us will depend on the timing and specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.
Our future success depends upon our ability to attract and retain high quality merchants and third-party business partners.
We must continue to attract and retain high quality merchants in order to increase profitability. A key priority of our strategy is to increase high-quality inventory density in core cities and bring merchants' full catalogs onto our marketplace. We intend to realign our sales teams to target merchants in core cities with a new go-to-market strategy, focused on improving quality supply and offering them modern tools to help grow their businesses. If we are not able to effectively execute our inventory initiatives, it could adversely affect our ability to attract and retain merchants.
In addition, in most instances, we do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. If merchants decide that utilizing our services no longer provides an effective means of attracting new customers or selling their offerings, they may stop working with us or negotiate to pay us lower margins or fees. In addition, current or future competitors may accept lower margins, or negative margins, to secure merchant offers that attract attention and acquire new customers. We also may experience attrition in our merchants resulting from several factors, including losses to competitors and merchant closures or merchant bankruptcies. If we are unable to attract and retain high quality merchants in numbers sufficient to grow our business, or if merchants are unwilling to offer products or services with compelling terms through our marketplace, our operating results may be adversely affected.
We rely on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace.
The traffic to our websites and mobile applications, including from consumers responding to our emails and SEO, has declined in recent years. As such, we must focus on diversifying our sources of traffic, including by developing sources of traffic in addition to email and SEO and optimizing the efficiency of our marketing spending. If we are not able to diversify our sources of traffic and acquire and retain customers efficiently, our business and results of operations could be adversely affected.
Email continues to be a significant source of organic traffic for us. If email providers or Internet service providers implement new or more restrictive email or content delivery or accessibility policies, including with respect to net neutrality, it may become more difficult to deliver emails to our customers or for customers to access our site and services. For example, certain email providers, including Google, categorize our emails as "promotional," and these emails are directed to an alternate, and less readily accessible, section of a customer's inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to customers in a manner compatible with email providers’ email handling or authentication technologies, our ability to contact customers through email could be significantly restricted. In addition, if we are placed on "spam" lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed.
We also rely heavily on Internet search engines to generate traffic to our websites, principally through SEM and SEO. The number of consumers we attract from search engines to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control and may change at any time. Search engines frequently update and change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major Internet search engine changes its algorithms in a manner that negatively affects the search engine ranking it could create additional traffic headwinds for us and negatively affect our results of operations.
We also rely on mobile marketplace operators (i.e., app store operators) to drive downloads of our mobile application. If any mobile marketplace operator determines that our mobile application is non-compliant with its vendor policies, the operator may revoke our rights to distribute through its marketplace or refuse to permit a mobile application update at any time. These operators may also change their mobile application marketplaces in a way that negatively affects the prominence of, or ease with which users can access, our mobile application. Such actions may adversely impact the ability of customers to access our offerings through mobile devices, which could have a negative impact on our business and results of operations.
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
Competition in our industry may increase in future periods. A number of e-commerce sites that attempt to replicate our business model operate around the world. We also compete against companies that offer other types of advertising and promotional services to local businesses. In addition to such competitors, we may experience increased competition from other large businesses who offer deals similar to ours as an add-on to their core business. We also compete with other companies that offer digital coupons and/or card-linking services through their websites or mobile applications. Further, we compete against other e-commerce companies that serve niche markets and interests, including within the local experiences market. In some of our categories, such as Travel, we compete against much larger companies who have more resources and significantly greater scale. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.
We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:

•	the size, composition and retention of our customer base and the number of merchants we feature;

•	quality of our inventory;

•	delivery of a modern user experience for customers and tools to help merchants grow their businesses;

•	mobile penetration;

•	understanding local business trends;

•	our ability to structure deals to generate positive return on investment for merchants;

•	the timing and market acceptance of deals we offer, including the developments and enhancements to those deals offered by us or our competitors;

•	our customer and merchant service and support efforts;

•	selling and marketing efforts;

•	ease of use, performance, price and reliability of services offered either by us or our competitors;

•	our ability to improve customer purchase frequency and customer lifetime value;

•	our ability to drive traffic to our marketplace;

•	the number, quality and reliability of the digital coupons that can be accessed through our platform;

•	the quality and performance of our merchants;

•	our ability to cost-effectively manage our operations; and

•	our reputation and brand strength relative to our competitors.
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
In the year ended December 31, 2019, over 75% of our global transactions were completed on mobile devices. Additionally, our mobile application has been downloaded over 200 million times as of December 31, 2019. While the focus on mobile is key to our long-term strategy, currently average purchase prices and conversion rates on mobile tend to be significantly lower than desktop. In order to continue to grow our mobile transactions and improve mobile conversion rates, it is critical that our applications are compatible with a range of mobile technologies, systems, networks and standards and that we provide a good customer experience. Further, we have been developing and testing a number of product features that are intended to make our offerings easier to use for customers and merchants. We also are working on a next-generation mobile application that we plan to launch in the second quarter of 2020. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices, we are not successful in increasing mobile conversion rates or if we fail to develop applications and product enhancements with adequate functionality and a positive customer experience on a wide range of mobile devices. In addition, the success of our mobile application depends on our continued ability to distribute it through mobile application marketplaces (e.g., an app store).
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
We are developing and scaling voucherless offerings, which includes working to significantly increase the number of bookable offerings on our marketplace. Although we believe that voucherless offerings have the potential to increase customer purchase frequency and generate revenue and gross profit growth over the long term, there are no assurances that we will be able to scale our voucherless offerings or that these offerings will be successful in increasing customer purchase frequency or revenue or gross profit growth, if and when scaled. If we are unable to grow the number of and scale voucherless offerings on our marketplace, our results of operations may be adversely affected.
In addition, we currently depend on third party business partners and technology integrations for many of our voucherless offerings. If we are unable to increase our third-party voucherless offerings or successfully complete the associated technology integrations, the quality of our supply and customer experience may be negatively impacted and decrease which could adversely affect our business operations and financial condition. Furthermore, our ability to provide card linked offers in which customers earn cash back on their credit card statements depends, in part, on our arrangements with card brand networks. In the event any card brand network no longer supports our card-linked offerings, imposes significant restrictions on our offerings or deal structures or significantly changes their fees, such offerings may be unsuccessful.
We purchase and sell some products from indirect suppliers and allow third parties to sell products via our site and services, which increase our risk of litigation and other losses.
We source merchandise both directly from brand owners and indirectly from retailers and third-party distributors, and we often take title to the goods before we offer them for sale to our customers. Further, some brand owners, retailers and third- party distributors may be unwilling to offer products for sale on the Internet or through Groupon in particular, which could have an adverse impact on our ability to source and offer popular products. We also allow third party merchants to sell products to our customers via our marketplace platform. By selling merchandise sourced from parties other than the brand owners, and allowing the sale of merchandise by third parties, we are subject to an increased risk that the merchandise may be damaged or of disputed authenticity, which could result in potential liability under applicable laws, regulations, agreements and orders, and increase the amount of returned merchandise or customer refunds. Further, we may be found to be directly liable for actions by third party merchants who sell goods on our site. In addition, brand owners or regulators may take legal action against us. Even if we prevail, any such legal action could result in costly litigation, generate adverse publicity for us, and have a material adverse impact on our business, financial condition, results of operations, brand and reputation. Further, in any such matter, we may not be entitled to indemnification from our supplier or merchant, or able to effectively enforce the supplier’s or merchant’s contractual indemnification obligations.
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
We purchase a portion of the merchandise that we offer for sale to our customers. The demand for products can change for a variety of reasons, including customer preference, quality, seasonality, and customers' perception of the value of purchasing the product through us. If we do not adequately predict customer demand and efficiently manage inventory, we could have either an excess or a shortage of inventory, either of which would adversely impact our business. Delays or inefficiencies in our processes, or those of our third-party logistics providers or third-party sellers, also could subject us to additional costs, as well as customer dissatisfaction, which could adversely affect our business. Additionally, in some cases we assume the risks of inventory damage, theft and obsolescence. Further, as we execute our planned exit of the Goods category, we may have excess inventory that we are forced to sell at a discount or loss, which could increase overall costs of executing our go-forward strategy.
We are involved in pending litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
We are involved from time to time in litigation regarding, among other matters, patent, consumer, privacy and employment issues. Litigation can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional information regarding these and other lawsuits in which we are involved, see Item 8, Note 11, Commitments and Contingencies, to the consolidated financial statements.
An increase in our refund rates or estimated liabilities with respect to unredeemed vouchers could adversely affect our profitability or net income.
As we expand our product offerings and inventory density, our customer refund rates may exceed historical levels. A downturn in general economic conditions or extended period of low consumer confidence (e.g, continued UK macroeconomic conditions) could also increase our refund rates. An increase in our refund rates could significantly reduce our liquidity and profitability. We estimate future refunds utilizing a statistical model that incorporates historical refund experience, including the relative risk of refunds based on deal category. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate. If our refund reserves are not adequate to cover future refund claims, this inadequacy could have a material adverse effect on our profitability. In addition, we may not be able to obtain reimbursement from merchants for refunds that we issue, which could have an adverse effect on our liquidity and profitability.
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
In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical and sales positions. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to our success, and competition for experienced and well qualified employees can be intense. Further, disruption in our business due to the implementation of our strategy, including the planned exit of our Goods category, may make it more difficult to attract and retain talent. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. We currently utilize restricted stock units and performance share units as our forms of share-based incentive compensation. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.
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
Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business and the performance of acquired customers, valuation of the acquired business and integration risks such as difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer, payment and accounting systems and exposure to unknown or unforeseen liabilities of acquired companies. In addition, the integration of an acquisition could divert management's time and our resources. If we pay for an acquisition or a minority investment in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock, it could be dilutive to our stockholders. Additionally, we do not have the ability to exert control over our minority investments, and therefore we are dependent on others in order to realize their potential benefits. Dispositions and attempted dispositions also involve significant risks and uncertainties, such as the risk of destabilizing the applicable operations, the loss of key personnel, the terms and timing of any dispositions, the ability to obtain necessary governmental or regulatory approvals, post-disposal disputes and indemnification obligations and risks and uncertainties with respect to the separation of disposed operations, including, for example, transition services, access by purchasers to certain of our systems and tools during transition periods, the migration of data and separation of systems, data privacy matters and misuse of trademarks and intellectual property. We may be unable to successfully complete potential strategic transactions or dispositions on a timely basis or at all, or we may not realize the anticipated benefits of any of our strategic transactions in the time frame expected or at all.
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

If Monster LP or other entities seek additional financing, such financing transactions may result in further dilution of our ownership stakes and such transactions have and in the future may occur at lower valuations than the investment transactions through which we acquired such interests, which could significantly decrease the fair values of our investments in those entities. Additionally, if Monster LP or other entities are unable to obtain any such financing, those entities could need to significantly reduce their spending in order to fund their operations. Such actions as well as a decline in the business performance, financial condition and competitive environment of an entity likely would result in reduced growth forecasts, which also could significantly decrease the fair values of our investments in those entities. Further, we have made an irrevocable election to account for our investments in Monster LP and other entities at fair value with changes in fair value reported in earnings. Our election to apply fair value accounting to those investments has and may continue to cause fluctuations in our earnings from period to period.
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
We also are subject to regular review and audit by both U.S. federal and state and foreign tax authorities. In particular, we currently are, and expect to continue to be, subject to numerous federal, state and international tax audits relating to income, transfer pricing, sales, VAT and other tax liabilities. Some of these pending and future audits could involve significant liabilities and/or penalties. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $113.3 million (inclusive of estimated incremental interest from the original assessment). We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. See Item 8, Note 16, Income Taxes, for additional information. Any adverse outcome of such a review or audit could have a significant negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
The adoption of tax reform policies, including the enactment of legislation or regulations implementing changes in the tax treatment of companies engaged in Internet commerce or the U.S. taxation of international business activities could materially affect our financial position and results of operations.
Further, due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce, and new or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, obligations on online marketplaces and remote sellers to collect sales taxes, VAT and similar taxes, including digital service taxes, may result in liability for third party obligations and would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. For example, the voucher directive adopted by the European Union, digital service taxes adopted by certain countries or similar regulations could adversely affect our financial results. New taxes or the enactment of new tax laws could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
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
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, the European Union adopted the GDPR, which became effective in May 2018, and requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its collection, use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. In addition, the State of California adopted the California Consumer Protection Act of 2018 ("CCPA"), which became effective in January 2020, and also will regulate the collection and use of consumers' data. Complying with the GDPR, CCPA and similar laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. Further, despite our diligent efforts to comply with these laws and regulations, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Noncompliance could result in proceedings against us by governmental entities or others and fines. For example, fines under GDPR could be up to the greater of €20 million or 4% of annual global revenue and damage our reputation and brand. As a result of GDPR, in particular, we may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, portability of customer data and uncertainty for these entities. We also may find it necessary to establish systems to maintain personal data originating from the European Union in the European Economic Area as a result of changes or restrictions to currently legitimate methods of effectuating cross-border personal data transfers to countries outside of the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. Additionally, there could be uncertainty as to how to comply with privacy laws, in various jurisdictions such as country or state-specific laws that may conflict with or deviate from privacy directives, such as GDPR, CCPA or future laws and regulations.
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
As we increase our reliance on cloud-based platforms to operate and deliver our products and services, any disruption or interference with these platforms could adversely affect our financial condition and results of operations.
We are migrating a significant portion of our computing infrastructure to third party hosted cloud-based computing platforms. These migrations can be risky and may cause disruptions to the availability of our products due to service outages, downtime or other unforeseen issues that could increase our costs. We also may be subject to additional risk of cybersecurity breaches or other improper access to our data or confidential information during or following migrations to cloud-based computing platforms. In addition, cloud computing services may operate differently than anticipated when introduced or when new versions or enhancements are released. As we increase our reliance on cloud-based computing services, our exposure to damage from service interruptions may increase. In the event any such issues arise, it may be difficult for us to switch our operations from our primary cloud computing service providers to alternative providers. Further, any such transition would involve significant time and expense and could negatively impact our ability to deliver our products and services, which could harm our financial condition and results of operations.
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
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the "Groupon" brand is critical to expanding our base of customers and merchants. We intend to relaunch our brand in the second half of 2020 in an effort to evolve our image from deal-centric to a local experiences marketplace. In addition, maintaining and enhancing our brand may require us to make substantial additional investments over time and these investments may not be successful. If we fail to promote, maintain and protect the "Groupon" brand or if our brand relaunch is not successful, our business, operating results and financial condition may be adversely affected. We anticipate that, as the local experiences market becomes increasingly competitive, maintaining and enhancing our brand may become more difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to continue to provide reliable, trustworthy and high quality offerings on our marketplace, which we may not do successfully.
We receive a high degree of media coverage around the world. Unfavorable publicity or consumer perception of our websites, mobile applications, practices or service offerings, or the offerings of our merchants or their products, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue and a negative impact on the number of merchants we feature and the size of our customer base, the loyalty of our customers and the number and variety of our offerings. As a result, our business, financial condition and results of operations could be materially and adversely affected.
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
We accept payments using a variety of methods, including credit cards, debit cards and gift certificates. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. In addition, our credit card and other payment processors, at their discretion, could impose receivable holdback or reserve requirements in the future, which could have a material impact on our cash flow and available liquidity. As we implement our planned exit of the Goods category or in the event our strategy is unsuccessful, these payment processors could increase holdback amounts due to concerns with our financial condition, which could adversely affect our liquidity. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business and operating results could be adversely affected.
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
Our access to capital and ability to raise capital in the future may be limited, which could prevent us from growing, and our existing credit agreement could restrict our business activities.
We may need additional capital in the future and seek additional financing. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. In addition, we are party to a $400.0 million amended and restated credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of May 14, 2019, as amended (the "Credit Agreement"), which matures in May 2024. Our Credit Agreement contains financial and other covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our Credit Agreement. In addition, general economic conditions, as well as our future operating performance, which we expect to be impacted by our planned exit of the Goods category, could ultimately limit our access to funding under our revolving credit agreement. We also expect a one-time decrease in working capital in 2020 in connection with our planned exit of the Goods category, which could impact our liquidity and, potentially, our access to capital during that period. Furthermore, additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants that could further restrict our business activities or our ability to execute our strategic objectives and could reduce our profitability. If we cannot access the full capacity of our credit facility or raise or borrow funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
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
The trading price of our common stock has fluctuated significantly since our initial listing on NASDAQ. We expect that the trading price of our stock will continue to be volatile due to variations in our operating results and also may change in response to other factors, including factors specific to technology and Internet commerce companies, many of which are beyond our control. Among the factors that could affect our stock price are:

•	our financial results;

•	any financial projections that we provide to the public, any changes in these projections or our failure for any reason to meet these projections or projections made by research analysts;

•	the number of shares of our common stock that are available for sale;

•	the relative success of competitive products or services;

•	the public's response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation;

•	speculation about our business in the press or the investment community;

•	future sales of our common stock by our significant stockholders, officers and directors;

•	announcements about our share repurchase program and purchases under the program;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our entry into new markets or exits from existing markets;

•	regulatory developments;

•	strategic acquisitions, joint ventures or restructurings announced or consummated by us or our competitors;

•	strategic dispositions of businesses or other assets announced or consummated by us;

•	our ability to execute our strategy; and

•	changes in accounting principles.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2019, we owned no property and leased approximately 1.3 million square feet of space. Our corporate headquarters and principal executive offices are located in Chicago, Illinois. Other properties are located throughout the world and largely represent local operating facilities. We believe that our properties are in good condition and meet the needs of our business, and that suitable additional or alternative space will be available as needed to accommodate our business operations and future growth.

Description of Use	Segment	Leased Square Feet	Various lease expirations through
Corporate offices	North America	518,000	January 2026
Corporate offices	International	401,000	June 2025

Fulfillment and data centers	North America	337,000	April 2023
Fulfillment and data centers	International	9,000	March 2021
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Item 8, Note 11, Commitments and Contingencies, to the consolidated financial statements of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been listed on the NASDAQ Global Select Market under the symbol "GRPN" since November 4, 2011.
Holders
As of February 14, 2020, there were 140 holders of record of our common stock. Each holder of our common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders.
Equity Compensation Plan Information
Information about the securities authorized for issuance under our compensation plans is incorporated by reference from the Proxy Statement for our 2020 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
During the year ended December 31, 2019, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the 2019 Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when we might otherwise be precluded from doing so. During the three months ended December 31, 2019, we did not purchase any shares under our repurchase program. As of December 31, 2019, up to $245.0 million of common stock remained available for purchase under our program.
From the inception of our share repurchase programs in August 2013 through December 31, 2019, we have repurchased 205,882,355 shares of our common stock (or Class A common stock prior to the conversion of our Class A common stock and Class B common stock to a single class of common stock on October 31, 2016) for an aggregate purchase price of $922.7 million (including fees and commissions).
The following table provides information about purchases of shares of our common stock during the three months ended December 31, 2019 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 1-31, 2019	909,693	$3.05	—	—
November 1-30, 2019	99,807	3.00	—	—
December 1-31, 2019	369,355	2.96	—	—
Total	1,378,855	$2.84	—	—

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

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
The graph set forth below compares the cumulative total return on our common stock (or Class A common stock prior to the conversion of our Class A common stock and Class B common stock to a single class of common stock on October 31, 2016) with the cumulative total return of the Nasdaq Composite Index and the Nasdaq 100 Index, resulting from an initial investment of $100 in each and assuming the reinvestment of any dividends, based on closing prices on the last trading day of each year end period for 2015, 2016, 2017, 2018 and 2019.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data (1):	(in thousands, except share and per share amounts)
Revenue:
Service	$1,126,357	$1,205,487	$1,266,452	$1,206,441	$1,250,149
Product	1,092,558	1,431,259	1,577,425	1,807,174	1,704,667
Total revenue	2,218,915	2,636,746	2,843,877	3,013,615	2,954,816
Cost of revenue:
Service	114,462	120,077	160,810	150,031	158,095
Product	918,324	1,196,068	1,349,206	1,582,931	1,508,911
Total cost of revenue	1,032,786	1,316,145	1,510,016	1,732,962	1,667,006
Gross profit	1,186,129	1,320,601	1,333,861	1,280,653	1,287,810
Operating expenses:
Marketing	339,355	395,737	400,918	352,175	241,342
Selling, general and administrative (2)	806,945	870,961	901,829	999,677	1,102,385
Restructuring charges	31	(136)	18,828	40,438	28,464
Gain on sale of intangible assets	—	—	(17,149)	—	—
Gains on business dispositions	—	—	—	(11,399)	(13,710)
Total operating expenses	1,146,331	1,266,562	1,304,426	1,380,891	1,358,481
Income (loss) from operations	39,798	54,039	29,435	(100,238)	(70,671)
Other income (expense), net	(53,329)	(53,008)	6,710	(71,289)	(25,586)
Income (loss) from continuing operations before provision (benefit) for income taxes	(13,531)	1,031	36,145	(171,527)	(96,257)
Provision (benefit) for income taxes	761	(957)	7,544	(5,318)	(23,010)
Income (loss) from continuing operations	(14,292)	1,988	28,601	(166,209)	(73,247)
Income (loss) from discontinued operations, net of tax	2,597	—	(1,974)	(17,114)	106,926
Net income (loss)	(11,695)	1,988	26,627	(183,323)	33,679
Net income attributable to noncontrolling interests	(10,682)	(13,067)	(12,587)	(11,264)	(13,011)
Net income (loss) attributable to Groupon, Inc.	$(22,377)	$(11,079)	$14,040	$(194,587)	$20,668

Basic net income (loss) per share (3):
Continuing operations	$(0.04)	(0.02)	$0.03	$(0.31)	$(0.13)
Discontinued operations	0.00	0.00	(0.00)	(0.03)	0.16
Basic net income (loss) per share	$(0.04)	$(0.02)	$0.03	$(0.34)	$0.03

Diluted net income (loss) per share(3):
Continuing operations	$(0.04)	$(0.02)	$0.03	$(0.31)	$(0.13)
Discontinued operations	0.00	0.00	(0.01)	(0.03)	0.16
Diluted net income (loss) per share	$(0.04)	$(0.02)	$0.02	$(0.34)	$0.03

Weighted average number of shares outstanding (2)
Basic	567,408,340	566,511,108	559,367,075	576,354,258	650,106,225
Diluted	567,408,340	566,511,108	568,418,371	576,354,258	650,106,225

(1)
The consolidated statements of operations data for prior years has been retrospectively adjusted to reflect discontinued operations. Refer to Item 8, Note 3, Discontinued Operations, for additional information.

(2)
Includes $0.7 million, $5.7 million, and $1.9 million of acquisition-related expenses for the years ended December 31, 2018, 2016, and 2015. Refer to Item 8, Note 4, Business Combinations, for additional information.

(3)
Prior to October 31, 2016, our certificate of incorporation, as amended and restated, authorized three classes of common stock: Class A common stock, Class B common stock and common stock. On October 31, 2016, each share of our Class A common stock and Class B common stock automatically converted into a single class of common stock pursuant to the terms of our sixth amended and restated certificate of incorporation. Upon conversion, all shares of Class A common stock and Class B stock were retired.

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$750,887	$841,021	$880,129	$862,977	$824,307
Working capital (deficit)	66,366	41,455	(61,051)	(121,115)	(128,283)
Total assets	1,586,743	1,642,142	1,677,505	1,761,377	1,796,264
Total long-term liabilities	370,150	302,357	292,161	283,264	122,152
Total Groupon, Inc. Stockholders' Equity	393,936	381,248	250,973	264,420	469,398

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under Item 1A, Risk Factors, and elsewhere in this Annual Report. See Part I, Forward-Looking Statements, for additional information.
Overview
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites, primarily localized groupon.com sites in many countries. We operate in two segments: North America and International. For the year ended December 31, 2019, we derived 61.2% of our revenue from our North America segment and 38.8% of our revenue from our International segment. See Item 8, Note 20, Segment Information for additional information. Historically, we have operated in three categories: Local, Goods and Travel. In February 2020, following a comprehensive review of opportunities and strategic alternatives, we announced that we plan to exit the Goods category by the end of 2020 and focus on our local experiences marketplace, which we believe best positions us for long-term and sustained growth.
We generate product and service revenue from our current business operations. We earn service revenue from transactions in which we earn commissions by selling goods or services on behalf of third-party merchants. Those transactions generally involve a customer's purchase of a voucher through one of our online marketplaces that can be redeemed with a third-party merchant for goods or services (or for discounts on goods or services). Service revenue from those transactions is reported on a net basis and equals the purchase price received from the customer for the voucher less an agreed upon portion of the purchase price paid to the merchant. Service revenue also includes commissions that we earn when customers make purchases with retailers using digital coupons accessed through our digital properties and from voucherless merchant offerings. We earn product revenue from direct sales of merchandise inventory through our Goods category. Our product revenue from those transactions is the purchase price received from the customer. Following our planned exit of the Goods category, which we expect to occur by the end of 2020, we will no longer generate product revenue or service revenue from goods offerings. We currently anticipate that given our plan to exit the Goods category, its financial results will ultimately be presented as a discontinued operation in our consolidated financial statements.
How We Measure Our Business
We use several operating and financial metrics to assess the progress of our business and make decisions on where to allocate capital, time and technology investments. Certain of the financial metrics are reported in accordance with U.S. GAAP and certain of those metrics are considered non-GAAP financial measures. As our business evolves, we may make changes to the key financial and operating metrics that we use to measure our business. For further information and reconciliations to the most applicable financial measures under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the Results of Operations section.
Operating Metrics

•
Gross billings is the total dollar value of customer purchases of goods and services. Gross billings is presented net of customer refunds, order discounts and sales and related taxes. The substantial majority of our service revenue transactions are comprised of sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party merchant who will provide the related goods or services. For these transactions, gross billings differs from revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For product revenue transactions, gross billings are equivalent to product revenue reported in our consolidated statements of operations. Gross billings is an indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings on service revenue transactions also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants. However, we are focused on achieving long-term gross profit and Adjusted EBITDA growth.

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

•
Units are the number of purchases during the reporting period, before refunds and cancellations, made either through one of our online marketplaces, a third-party marketplace, or directly with a merchant for which we earn a commission. We do not include purchases with retailers using digital coupons accessed through our websites and mobile applications in our units metric. We consider units to be an important indicator of the total volume of business conducted through our marketplaces.

•	Gross billings per unit are the TTM gross billings generated per unit. We use this metric to evaluate trends in units and in the average contribution to gross billings on a per-unit basis.
Our gross billings, units and gross billings per unit for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands, except gross billings per unit amounts):

	Year Ended December 31,
	2019	2018	2017
Gross billings	$4,613,531	$5,202,814	$5,645,898
Units	150,879	172,305	188,905
Gross billings per unit	$30.58	$30.20	$29.89
Our active customers, gross billings per active customer and gross profit per active customer for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
TTM Active customers (in thousands)	43,620	48,159	49,536
TTM Gross billings per active customer	$105.77	$108.03	$113.98
TTM Gross profit per active customer	$27.19	$27.42	$26.93
Financial Metrics

•
Revenue is earned through product and service revenue transactions. We earn service revenue from transactions in which we generate commissions by selling goods or services on behalf of third-party merchants, primarily through sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of that transaction price to the third-party merchant who will provide the related goods or services. We report service revenue from those transactions on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications. We earn product revenue from direct sales of merchandise inventory in our Goods category and report product revenue on a gross basis as the purchase price received from the customer. After we exit the Goods category, we will no longer generate product revenue or service revenue from goods offerings.

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

The following table presents the above financial metrics for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$2,218,915	$2,636,746	$2,843,877
Gross profit	1,186,129	1,320,601	1,333,861
Adjusted EBITDA	227,248	269,807	249,939
Free cash flow	3,955	121,160	71,387
Operating Expenses

•
Marketing expense consists primarily of online marketing costs, such as search engine marketing, advertising on social networking sites and affiliate programs, and offline marketing costs, such as television and radio advertising. Additionally, compensation expense for marketing employees is classified within marketing expense. We record these costs within Marketing on the consolidated statements of operations when incurred. From time to time, we have offerings from well-known national merchants for customer acquisition and activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no service revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. We evaluate marketing expense as a percentage of gross profit because it gives us an indication of how well our marketing spend is driving gross profit performance.

•
Selling, general and administrative expenses ("SG&A") include selling expenses such as sales commissions and other compensation expenses for sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses include compensation expense for employees involved in customer service, operations, technology and product development, as well as general corporate functions, such as finance, legal and human resources. Additional costs included in general and administrative include depreciation and amortization, rent, professional fees, litigation costs, travel and entertainment, recruiting, office supplies, maintenance, certain technology costs and other general corporate costs. We evaluate SG&A expense as a percentage of gross profit because it gives us an indication of our operating efficiency.

•
Restructuring charges represent severance and benefit costs for workforce reductions, impairments of long-lived assets and other exit costs resulting from our restructuring activities. See Item 8, Note 15, Restructuring, for additional information.

Factors Affecting Our Performance
Attracting and retaining local merchants. As we seek to build a more complete local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can generally withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketing and promotional services.

Driving purchase frequency and retaining customers. In order to drive purchase frequency and retain our customers, we must increase high-quality inventory density in core cities, continue to improve the customer experience on our websites and mobile applications, and launch innovative products that remove friction from the customer journey.
Increasing traffic to our websites and mobile applications. The traffic to our websites and mobile applications, including from consumers responding to our emails and search engine optimization ("SEO"), has declined in recent years. As such, we must focus on developing sources of traffic in addition to email and SEO and optimizing the efficiency of our marketing spending, which is primarily guided by return on investment thresholds that are based on expected months-to-payback targets ranging from 12 to 18 months. We also plan to relaunch our brand in 2020, and our new marketing strategy will take a full-funnel approach to drive top-of-mind awareness.
In addition to the factors outlined above, we believe that our plan to exit the Goods category by the end of 2020 presents three key challenges set forth below that could affect our performance:
Disruption caused by the planned Goods exit. Aligning our global organization toward one vision may cause disruption that negatively impacts our team. We must encourage our employees to focus on our core priorities and work to minimize disruption including decreased productivity, employee morale and retention.
Consultation and negotiation with international workers’ councils. We must inform, negotiate and consult with our international workers’ councils on an exit plan for our Goods category, which may impact the timing, cost and execution of our planned exit in International.
Keeping our cross-shopping customers engaged on our platform. As we shift more impressions toward our Local category, we intend to target our Goods-Local cross-shoppers with marketing efforts designed to retain these customers.

Results of Operations
North America
Operating Metrics
North America segment gross billings, units and TTM active customers for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands, except percentages and gross billings per unit):

	Year Ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Gross billings
Service gross billings:
Local	$2,021,052	$2,161,192	$2,415,243	(6.5)%	(10.5)%
Goods	95,855	113,863	114,638	(15.8)	(0.7)
Travel	306,012	352,247	404,523	(13.1)	(12.9)
Total service gross billings	2,422,919	2,627,302	2,934,404	(7.8)	(10.5)
Product gross billings - Goods	563,694	796,393	993,326	(29.2)	(19.8)
Total gross billings	$2,986,613	$3,423,695	$3,927,730	(12.8)	(12.8)

Units
Local	64,976	74,533	85,247	(12.8)%	(12.6)%
Goods	25,632	35,330	42,208	(27.4)	(16.3)
Travel	1,514	1,567	1,792	(3.4)	(12.6)
Total units	92,122	111,430	129,247	(17.3)	(13.8)

Gross billings per unit	$32.42	$30.73	$30.39	5.5%	1.1%

TTM Active customers	26,505	30,579	32,722	(13.3)%	(6.5)%
Comparison of the Years Ended December 31, 2019 and 2018:
North America active customers declined by 4.1 million for the year ended December 31, 2019. The decline is primarily attributable to a decline in traffic, including traffic from email and SEO, as well as our efforts to improve the efficiency of our marketing spend, which has led to a decrease in the number of active customers. We expect the trend of declining active customers in our North America segment to continue in 2020 due to ongoing traffic declines and our plan to exit the Goods category by the end of 2020.
The decline in active customers also impacted North America gross billings and units, which declined by $437.1 million and 19.3 million for the year ended December 31, 2019. The decrease in gross billings was partially offset by higher gross billings per unit due to a shift in mix of offerings sold.
Comparison of the Years Ended December 31, 2018 and 2017:
North America active customers declined by 2.1 million for the year ended December 31, 2018, due primarily to a decline in traffic to our websites and mobile applications, as well as our efforts to improve the efficiency of our marketing spend.
The decrease in active customers adversely impacted North America gross billings and units, which declined by $504.0 million and 17.8 million for the year ended December 31, 2018. Gross billings were also impacted by the following:

•	our shift of customer impressions from traditional voucher offerings with food and drink merchants towards voucherless cash-back offerings;

•
our ongoing focus on optimizing for long-term gross profit generation rather than gross billings growth, which resulted in merchandising and product mix decisions that adversely impacted transaction volume and gross billings from our Goods category;

•	ceasing most of our food delivery operations in the third quarter 2017, which resulted in a $45.9 million decrease in Local gross billings; and

•
a $25.5 million unfavorable impact on gross billings for the year ended December 31, 2018 as a result of adopting Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("Topic 606") as compared with previous accounting guidance.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Revenue
Service revenue:
Local	$721,038	$752,863	$825,579	(4.2)%	(8.8)%
Goods	16,236	18,283	16,768	(11.2)	9.0
Travel	57,939	71,856	78,495	(19.4)	(8.5)
Total service revenue	795,213	843,002	920,842	(5.7)	(8.5)
Product revenue - Goods	563,694	796,393	993,326	(29.2)	(19.8)
Total revenue	$1,358,907	$1,639,395	$1,914,168	(17.1)	(14.4)

Cost of revenue
Service cost of revenue:
Local	$77,539	$81,511	$117,006	(4.9)%	(30.3)%
Goods	3,071	2,981	3,839	3.0	(22.3)
Travel	12,200	13,911	17,901	(12.3)	(22.3)
Total service cost of revenue	92,810	98,403	138,746	(5.7)	(29.1)
Product cost of revenue - Goods	458,352	650,308	847,744	(29.5)	(23.3)
Total cost of revenue	$551,162	$748,711	$986,490	(26.4)	(24.1)

Gross profit
Service gross profit:
Local	$643,499	$671,352	$708,573	(4.1)%	(5.3)%
Goods	13,165	15,302	12,929	(14.0)	18.4
Travel	45,739	57,945	60,594	(21.1)	(4.4)
Total service gross profit	702,403	744,599	782,096	(5.7)	(4.8)
Product gross profit - Goods	105,342	146,085	145,582	(27.9)	0.3
Total gross profit	$807,745	$890,684	$927,678	(9.3)	(4.0)

Service margin (1)	32.8%	32.1%	31.4%

% of Consolidated revenue	61.2%	62.2%	67.3%
% of Consolidated cost of revenue	53.4	56.9	65.3
% of Consolidated gross profit	68.1	67.4	69.5

(1)	Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Years Ended December 31, 2019 and 2018:
North America revenue and gross profit decreased by $280.5 million and $82.9 million for the year ended December 31, 2019. Those decreases were driven by a decline in gross billings and transaction volume due to fewer customers and lower customer traffic, including traffic from email and SEO, as discussed above.

The decrease in gross profit was partially offset by a $197.5 million decline in cost of revenue, which was primarily due to the decrease in transaction volume and gross billings, and higher gross profit per customer due to a shift in mix of offerings sold.
Comparison of the Years Ended December 31, 2018 and 2017:
North America revenue and gross profit decreased by $274.8 million and $37.0 million for the year ended December 31, 2018. Those declines were primarily driven by a decline in transaction volume and gross billings, as discussed above.
The decline in gross profit was partially offset by a $2.4 million favorable impact to revenue as a result of adopting Topic 606, as well as a decrease in cost of revenue. The decrease in cost of revenue was due to a decline in gross billings and transaction volume, our optimization of shipping and fulfillment costs and a $25.4 million favorable impact to cost of revenue as a result of adopting Topic 606.
Operating Expenses and Income (Loss) from Operations
North America segment operating expenses and income (loss) from operations for the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Operating expenses
Marketing	$214,069	$273,787	$299,454	(21.8)%	(8.6)%
Selling, general and administrative	527,948	596,811	633,420	(11.5)	(5.8)
Restructuring charges	—	177	11,998	(100.0)	(98.5)
Gain on sale of intangible assets	—	—	(17,149)	—	100.0
Total operating expenses	$742,017	$870,775	$927,723	(14.8)	(6.1)

Income (loss) from operations	$65,728	$19,909	$(45)	230.1%	NM

% of Gross profit:
Marketing	26.5%	30.7%	32.3%
Selling, general and administrative	65.4	67.0	68.3
Comparison of the Years Ended December 31, 2019 and 2018:
North America marketing expense and marketing expense as a percentage of gross profit declined for the year ended December 31, 2019 as we leveraged improved marketing analytics to drive efficiency in our marketing spend and maximize the lifetime value of our customer base. We also decreased our offline marketing spend during the year in anticipation of relaunching our brand in 2020 to better support our evolving marketplace.
The decrease in North America SG&A and SG&A as a percentage of gross profit for the year ended December 31, 2019 was primarily due to the following:

•	the absence of expense related to our patent litigation with IBM of $34.6 million recorded in 2018; and

•	lower technology, facilities, and payroll-related expenses.
The improvement in our North America income (loss) from operations for the year ended December 31, 2019 was primarily attributable to decreases in SG&A and marketing expense of $68.9 million and $59.7 million, partially offset by an $82.9 million decrease in gross profit, as discussed above.
Comparison of the Years Ended December 31, 2018 and 2017:
North America marketing expense and marketing expense as a percentage of gross profit declined for the year ended December 31, 2018 as compared with the prior year as we leveraged improved marketing analytics to drive efficiency in our marketing spend and maximize the lifetime value of our customer base.

North America SG&A and SG&A as a percentage of gross profit declined for the year ended December 31, 2018, primarily due to the following:

•	a $38.9 million decrease in compensation-related costs, including variable compensation; and

•	decreases in facilities costs, systems costs, and other general expenses; partially offset by

•	the expense related to our patent litigation with IBM of $34.6 million.
North America restructuring charges declined for the year ended December 31, 2018. See Item 8, Note 15, Restructuring, for additional information.
The improvement in our North America income (loss) from operations for the year ended December 31, 2018 was attributable to decreases in SG&A, marketing expense and restructuring charges, partially offset by a decrease in gross profit and a decrease in gains from the sale of intangible assets. See Item 8, Note 6, Goodwill and Other Intangible Assets for additional information on our sale of customer lists and other intangible assets during 2017. For the year ended December 31, 2018, there was also a $27.0 million favorable impact on income (loss) from operations as a result of adopting Topic 606 as compared with previous accounting guidance.

International
Operating Metrics
International segment gross billings, units and TTM active customers for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands, except percentages and gross billings per unit):

	Year Ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Gross billings
Service gross billings:
Local	$855,820	$865,271	$812,785	(1.1)%	6.5%
Goods	51,663	71,492	112,639	(27.7)	(36.5)
Travel	190,571	207,490	208,645	(8.2)	(0.6)
Total service gross billings	1,098,054	1,144,253	1,134,069	(4.0)	0.9
Product gross billings - Goods	528,864	634,866	584,099	(16.7)	8.7
Total gross billings	$1,626,918	$1,779,119	$1,718,168	(8.6)	3.5

Units
Local	33,069	32,055	30,860	3.2%	3.9%
Goods	24,269	27,300	27,180	(11.1)	0.4
Travel	1,419	1,520	1,618	(6.6)	(6.1)
Total units	58,757	60,875	59,658	(3.5)	2.0

Gross billings per unit	$27.69	$29.23	$28.80	(5.3)%	1.5%

TTM Active customers	17,115	17,580	16,814	(2.6)%	4.6%

Comparison of the Years Ended December 31, 2019 and 2018:
International gross billings, units and active customers decreased by $152.2 million, 2.1 million and 0.5 million for the year ended December 31, 2019. Those decreases were primarily due to weak consumer sentiment in Europe, especially in the United Kingdom, and intense competition in our Goods business. The decline in gross billings was also attributable to an $83.1 million unfavorable impact from year-over-year changes in foreign currency rates. We expect the trend of declining active customers in our International segment to continue in 2020, primarily after we exit the Goods category, which we expect to occur by the end of 2020.
Comparison of the Years Ended December 31, 2018 and 2017:
International units increased by 1.2 million during the year ended December 31, 2018 primarily due to higher transaction volume from our customer acquisition.
The increase in customers favorably impacted International gross billings, which increased $61.0 million during the year ended December 31, 2018. That increase was also largely driven by a $55.0 million benefit from year-over-year changes in foreign currency rates, partially offset by the impact of pricing and promotional strategies on our International gross billings per unit.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Revenue
Service revenue:
Local	$287,611	$306,700	$281,466	(6.2)%	9.0%
Goods	9,441	14,602	20,358	(35.3)	(28.3)
Travel	34,092	41,183	43,786	(17.2)	(5.9)
Total service revenue	331,144	362,485	345,610	(8.6)	4.9
Product revenue - Goods	528,864	634,866	584,099	(16.7)	8.7
Total revenue	$860,008	$997,351	$929,709	(13.8)	7.3

Cost of revenue
Service cost of revenue:
Local	$17,945	$17,273	$16,118	3.9%	7.2%
Goods	932	1,350	2,448	(31.0)	(44.9)
Travel	2,775	3,051	3,498	(9.0)	(12.8)
Total service cost of revenue	21,652	21,674	22,064	(0.1)	(1.8)
Product cost of revenue - Goods	459,972	545,760	501,462	(15.7)	8.8
Total cost of revenue	$481,624	$567,434	$523,526	(15.1)	8.4

Gross profit
Service gross profit:
Local	$269,666	$289,427	$265,348	(6.8)%	9.1%
Goods	8,509	13,252	17,910	(35.8)	(26.0)
Travel	31,317	38,132	40,288	(17.9)	(5.4)
Total service gross profit	309,492	340,811	323,546	(9.2)	5.3
Product gross profit - Goods	68,892	89,106	82,637	(22.7)	7.8
Total gross profit	$378,384	$429,917	$406,183	(12.0)	5.8

Service margin (1)	30.2%	31.7%	30.5%

% of Consolidated revenue	38.8%	37.8%	32.7%
% of Consolidated cost of revenue	46.6	43.1	34.7
% of Consolidated gross profit	31.9	32.6	30.5

(1)	Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Years Ended December 31, 2019 and 2018:
International revenue and gross profit decreased by $137.3 million and $51.5 million for the year ended December 31, 2019. Those decreases were primarily driven by a decline in gross billings as a result of weak consumer sentiment in Europe, especially in the United Kingdom, and intense competition in our Goods business, as well as unfavorable impacts on revenue and gross profit of $45.3 million and $19.3 million from year-over-year changes in foreign currency rates. The decrease in gross profit was also driven by a customer shift toward lower margin offerings.
The decline in gross profit was partially offset by a decrease in cost of revenue of $85.8 million, which was primarily due to the decline in gross billings, as discussed above, a shift in our Goods category mix from product revenue transactions, which are reported on a gross basis, toward service revenue transactions, which are reported on a net basis, and a $26.0 million favorable impact from year-over-year changes in foreign currency rates.

Comparison of the Years Ended December 31, 2018 and 2017:
International revenue and gross profit increased by $67.6 million and $23.7 million for the year ended December 31, 2018. Those increases resulted from the following:

•	favorable impacts on revenue and gross profit of $33.1 million and $13.3 million from year-over-year changes in foreign currency rates;

•	higher transaction volume driven in part by our customer acquisition, as discussed above; and

•	the expansion of our digital coupon offerings through our acquisition of Cloud Savings.
The increase in gross profit was partially offset by the impact of pricing and promotional strategies, as well as an increase in cost of revenue of $43.9 million for the year ended December 31, 2018. The increase in cost of revenue was due primarily to a shift in our Goods category mix from service revenue transactions, which are reported on a net basis, toward product revenue transactions, which are reported on a gross basis, and a $19.9 million unfavorable impact from year-over-year changes in foreign currency rates.
Operating Expenses and Income (Loss) from Operations
International segment operating expenses and income (loss) from operations for the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Operating expenses
Marketing	$125,286	$121,950	$101,464	2.7%	20.2%
Selling, general and administrative	278,997	274,150	268,409	1.8	2.1
Restructuring charges	31	(313)	6,830	NM	(104.6)
Total operating expenses	$404,314	$395,787	$376,703	2.2	5.1

Income (loss) from operations	$(25,930)	$34,130	$29,480	(176.0)%	15.8%

% of Gross profit:
Marketing	33.1%	28.4%	25.0%
Selling, general and administrative	73.7	63.8	66.1
Comparison of the Years Ended December 31, 2019 and 2018:
International marketing expense and marketing expense as a percentage of gross profit increased for the year ended December 31, 2019 as we continued to invest in the long-term potential of our International segment. That increase was partially offset by a $6.2 million favorable impact from year-over-year changes in foreign currency rates.
SG&A and SG&A as a percentage of gross profit increased for the year ended December 31, 2019 primarily due to increases in technology-related expenses, partially offset by lower payroll and facilities-related expenses and a $14.4 million favorable impact from year-over-year changes in foreign currency rates.
The decrease in International income (loss) from operations for the year ended December 31, 2019 was primarily attributable to a $51.5 million decrease in gross profit, as well as increases in SG&A and marketing expense, as discussed above.
Comparison of the Years Ended December 31, 2018 and 2017:
International marketing expense and marketing expense as a percentage of gross profit for the year ended December 31, 2018 increased as we continued to invest in the long-term potential of our International segment.
International SG&A increased for the year ended December 31, 2018 primarily due to an $8.7 million unfavorable impact from year-over-year changes in foreign currency rates.
International restructuring charges declined for the year ended December 31, 2018. See Item 8, Note 15, Restructuring, for additional information.
The increase in our income from operations for the year ended December 31, 2018 as compared with the prior year was primarily attributable to an increase in gross profit and a decrease in restructuring costs, partially offset by an increase in marketing expense and SG&A, as discussed above. For the year ended December 31, 2018, there was a $2.7 million favorable impact on income (loss) from operations as a result of adopting Topic 606 as compared with previous accounting guidance.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, adjustments for observable price changes of investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the years ended December 31, 2019, 2018 and 2017 was as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest income	$7,744	$6,420	$3,287
Interest expense	(23,593)	(21,909)	(20,680)
Changes in fair value of investments	(72,497)	(9,064)	382
Gain on sale of investment	(412)	—	7,624
Foreign currency gains (losses), net	(5,960)	(20,325)	18,634
Impairments of investments	(9,961)	(10,156)	(2,944)
Upward adjustment for observable price changes of investment	51,397	—	—
Other	(47)	2,026	407
Other income (expense), net	$(53,329)	$(53,008)	$6,710
Comparison of the Years Ended December 31, 2019, 2018, and 2017:
The change in Other income (expense), net for the year ended December 31, 2019 as compared with the prior year is primarily related to a $69.4 million loss from changes in fair value of our investment in Monster LP, partially offset by an unrealized gain of $51.4 million as a result of an upward adjustment for observable price changes on an other equity investment. See Item 8, Note 7, Investments, for additional information. The change in Other income (expense) was also partially offset by a $14.4 million decrease in foreign currency losses for the year ended December 31, 2019. Foreign currency gains (losses) primarily result from intercompany balances with our subsidiaries that are denominated in foreign currencies.
The change in Other income (expense), net for the year ended December 31, 2018 as compared with the prior year was primarily related to $20.3 million in foreign currency losses for the year ended December 31, 2018, as compared with $18.6 million in foreign currency gains for the year ended December 31, 2017. Foreign currency gains (losses) primarily result from intercompany balances with our subsidiaries that are denominated in foreign currencies. Foreign currency losses for the year ended December 31, 2018 were driven by the depreciation of the Euro against the U.S. dollar from December 31, 2017 to December 31, 2018.

Provision (Benefit) for Income Taxes
Comparison of the Years Ended December 31, 2019, 2018, and 2017:
Provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017 was as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Provision (benefit) for income taxes	$761	$(957)	$7,544	179.5%	(112.7)%
Effective tax rate	(5.6)%	(92.8)%	20.9%
Our U.S. Federal income tax rate was 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017. The primary factor impacting the effective tax rate for the years ended December 31, 2019, 2018 and 2017 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 8, Note 16, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.
The effective tax rate for the year ended December 31, 2019 also reflected the reversal of reserves for uncertain tax positions due to the closure of a tax audit and due to the close of applicable statutes of limitation. The effective tax rate for year ended December 31, 2018 also reflected a $6.4 million income tax benefit resulting from the impact of adopting Topic 606 on intercompany activity in certain foreign jurisdictions.
Income (Loss) from Discontinued Operations
In connection with a strategic initiative to optimize our global footprint, we sold or ceased our operations in 12 countries between November 2016 and March 2017. The financial results of those operations have been presented as discontinued operations in the consolidated financial statements. See Item 8, Note 3, Discontinued Operations, for additional information about the dispositions and see Item 8, Note 11, Commitments and Contingencies, for information about indemnification obligations related to discontinued operations.
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

We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the years ended December 31, 2019, 2018, 2017, special charges and credits included charges related to our restructuring plan. For the year ended December 31, 2018, special charges and credits also included a $34.6 million charge related to our patent litigation with IBM. For the year ended December 31, 2017, special charges and credits also included a $17.1 million credit related to the sale of intangible assets (see Item 8, Note 6, Goodwill and Other Intangible Assets). We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Income (loss) from continuing operations	$(14,292)	$1,988	$28,601
Adjustments:
Stock-based compensation (1)	81,615	64,821	80,950
Depreciation and amortization	105,765	115,828	137,827
Acquisition-related expense (benefit), net	39	655	48
Restructuring charges (1)	31	(136)	18,828
IBM patent litigation	—	34,600	—
Gain on sale of intangible assets	—	—	(17,149)
Other (income) expense, net	53,329	53,008	(6,710)
Provision (benefit) for income taxes	761	(957)	7,544
Total adjustments	241,540	267,819	221,338
Adjusted EBITDA	$227,248	$269,807	$249,939

(1)
Represents stock-based compensation expense recorded within Selling, general and administrative, Cost of revenue and Marketing. Restructuring charges include $0.8 million of additional stock-based compensation for the year ended December 31, 2017. Stock-based compensation recorded within Restructuring for the years ended December 31, 2019 and 2018 was not material.

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

The following table represents the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	At Avg. 2018 Rates (1)	Exchange Rate Effect (2)	As Reported	At Avg. 2017 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$4,696,950	$(83,419)	$4,613,531	$5,147,297	$55,517	$5,202,814
Revenue	2,264,279	(45,364)	2,218,915	2,603,611	33,135	2,636,746
Cost of revenue	1,058,791	(26,005)	1,032,786	1,296,296	19,849	1,316,145
Gross profit	1,205,488	(19,359)	1,186,129	1,307,315	13,286	1,320,601
Marketing	345,568	(6,213)	339,355	391,569	4,168	395,737
Selling, general and administrative	823,527	(16,582)	806,945	861,274	9,687	870,961
Restructuring charges	27	4	31	(184)	48	(136)
Income (loss) from operations	36,366	3,432	39,798	54,656	(617)	54,039

(1)	Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.

(2)	Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, cash balances, which totaled $750.9 million as of December 31, 2019, and available borrowing capacity under our 2019 Credit Agreement.
Our net cash flows from operating, investing and financing activities from continuing operations for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash provided by (used in):
Operating activities	$71,283	$190,855	$130,545
Investing activities	(67,591)	(135,982)	(25,323)
Financing activities	(92,619)	(84,417)	(138,046)
Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities from continuing operations, less purchases of property and equipment and capitalized software from continuing operations. Our free cash flow for the years ended December 31, 2019, 2018 and 2017 and reconciliations to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities from continuing operations	$71,283	$190,855	$130,545
Purchases of property and equipment and capitalized software from continuing operations	(67,328)	(69,695)	(59,158)
Free cash flow	$3,955	$121,160	$71,387
Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either based on a fixed payment schedule or upon the customer's redemption of the related voucher. For merchants on fixed payment terms, we remit payments on an ongoing basis, generally bi-weekly, throughout the term of the merchant's offering. For purchases of merchandise inventory, our supplier payment terms generally range from net 30 to net 60 days. We have primarily paid merchants on fixed payment terms in North America and upon voucher redemption internationally. In prior periods, we began to increase our use of redemption payment terms with our North America merchants and we expect that trend to continue.
Our cash balances fluctuate significantly throughout the year based on many variables, including gross billings growth rates, the timing of payments to merchants and suppliers, seasonality and the mix of transactions between Goods and Local. For example, we have historically generated strong cash inflows during the fourth quarter holiday season, driven primarily by our Goods category, followed by significant cash outflows in the following period when payments are made to inventory suppliers.
For the year ended December 31, 2019, our net cash provided by operating activities from continuing operations was $71.3 million, as compared with our $14.3 million loss from continuing operations. That difference was primarily attributable to $230.6 million of non-cash items, including depreciation and amortization, stock-based compensation, a $69.4 million loss from changes in fair value of our investment in Monster LP and a $51.4 million upward adjustment to an other equity investment for observable price changes in an orderly transaction. The difference between our net cash provided by operating activities and our income from continuing operations due to non-cash items was partially offset by a $145.0 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the decline of billings, and to a lesser extent, seasonal timing of payments to inventory suppliers.
For the year ended December 31, 2018, our net cash provided by operating activities from continuing operations was $190.9 million, as compared with our $2.0 million income from continuing operations. That difference was primarily attributable to $206.8 million of non-cash items, including depreciation and amortization and stock-based compensation. The difference between our net cash provided by operating activities and our income from continuing operations due to non-cash items was partially offset by a $17.9 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers and also includes $42.1 million of the payment to IBM related to the settlement of our patent litigation.
For the year ended December 31, 2017, our net cash provided by operating activities from continuing operations was $130.5 million, as compared with our $28.6 million income from continuing operations. That difference was primarily attributable to $209.1 million of non-cash items, including depreciation and amortization, stock-based compensation and the gain on sale of intangible assets. The difference between net cash provided by operating activities and our income from continuing operations due to non-cash items was partially offset by a $107.1 million decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers and payments related to our restructuring activities.
Our net cash used in investing activities from continuing operations was $67.6 million, $136.0 million and $25.3 million for the years ended December 31, 2019, 2018 and 2017. For the year ended December 31, 2019, our net cash used in investing activities from continuing operations included purchases of property and equipment and capitalized software of $67.3 million. For the year ended December 31, 2018, our net cash used in investing activities from continuing operations included net cash paid for a business acquisition of $58.1 million, purchases of property and equipment and capitalized software of $69.7 million and net cash paid of $18.3 million for acquisitions of intangible assets, including $15.4 million related to the settlement of our IBM patent litigation. For the year ended December 31, 2017, our net cash used in investing activities from continuing operations included purchases of property and equipment and capitalized software of $59.2 million, proceeds of $18.3 million from the sale of intangible assets and proceeds of $16.6 million from sales and maturities of investments.
Our net cash used in financing activities was $92.6 million, $84.4 million and $138.0 million for the years ended December 31, 2019, 2018 and 2017. For the year ended December 31, 2019, net cash used in financing activities included $45.6 million in repurchases of common stock under our share repurchase program, $19.7 million in payments of finance lease obligations and $18.1 million in taxes paid related to net share settlements of stock-based compensation awards. For the year ended December 31, 2018, net cash used in financing activities included $33.0 million in payments of finance lease obligations, $24.1 million in taxes paid related to net share settlements of stock-based compensation awards, $9.6 million in repurchases of common stock under our share repurchase program and an $8.4 million payment of a financing obligation related to a business acquisition. For the year ended December 31, 2017, net cash used in financing activities included $61.2 million in repurchases of common stock under our share repurchase program, $34.0 million in payments of finance lease obligations and $27.7 million in taxes paid related to net share settlements of stock-based compensation awards.
In May 2019, we entered into the 2019 Credit Agreement which provides for aggregate principal borrowings of up to $400.0 million and matures in May 2024. As of December 31, 2019, we had no borrowings under our 2019 Credit Agreement and were in compliance with all covenants. See Item 8, Note 9, Financing Arrangements, for additional information.
As of December 31, 2019, we had $205.2 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars and Japanese yen. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board of Directors authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the year ended December 31, 2019, we repurchased 14,027,227 shares for an aggregate purchase price of $45.2 million (including fees and commissions) under our repurchase program. As of December 31, 2019, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the 2019 Credit Agreement, share price and other factors, and the program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.
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
Our cash balances and cash flows generated from our operations may be used to fund strategic investments, business acquisitions, working capital needs, investments in technology, marketing and share repurchases. Additionally, we have the ability to borrow funds under the 2019 Credit Agreement, which requires compliance with specified financial covenants. Although we were in compliance with all covenants as of December 31, 2019, general economic conditions, as well as our future operating performance, which will be impacted by our plan to exit the Goods category by the end of 2020, could limit our access to funding under our revolving credit agreement. We could also seek to raise additional financing, if available on terms that we believe are favorable, to increase the amount of liquid funds that we can access for acquisitions, share repurchases or other strategic investment opportunities. We also believe our working capital will be impacted by our plan to exit the Goods category, and expect a one-time decrease in working capital, which could impact our liquidity. Although we can provide no assurances, we believe that our cash balances and cash generated from operations should be sufficient to meet our working capital requirements and capital expenditures for at least the next twelve months.
Contractual Obligations and Commitments
The following table summarizes (in thousands) our future contractual obligations and commitments as of December 31, 2019. The table below excludes $30.1 million of non-current liabilities for unrecognized tax benefits, including interest and penalties, as of December 31, 2019. We cannot make a reasonable estimate of the period of cash settlement for the tax positions classified as non-current liabilities.

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Finance lease obligations (1)	$14,501	$8,510	$5,264	$715	$12	$—	$—
Operating lease obligations (2)	163,749	39,261	34,457	32,546	24,126	17,117	16,242
Convertible senior notes (3)	274,375	8,125	8,125	258,125	—	—	—
Purchase obligations (4)	19,550	10,675	4,671	4,123	61	20	—
Total	$472,175	$66,571	$52,517	$295,509	$24,199	$17,137	$16,242

(1)	Finance lease obligations include both principal and interest components of future minimum finance lease payments.

(2)
Operating lease obligations are primarily for office facilities and are noncancelable. Certain leases contain periodic rent escalation adjustments and renewal and expansion options. Operating lease obligations expire at various dates with the latest maturity in 2026.

(3)	Represents the principal amount and related interest on our convertible senior notes.

(4)	Purchase obligations primarily represent noncancelable contractual obligations related to cloud computing and other information technology services.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2019.

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
We believe that the estimates and assumptions related to revenue recognition, lease recognition, impairment assessments of goodwill and long-lived assets, income taxes and fair value option investments have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Revenue Recognition
Refer to Item 8, Note 2, Summary of Significant Accounting Policies and Item 8, Note 14, Revenue Recognition, for information about our revenue recognition accounting policies, including estimates of our refund liabilities.
Leases
Refer to Item 8, Note 2, Summary of Significant Accounting Policies and Item 8, Note 10, Leases for information about our lease accounting policies, including lease recognition policy.
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
Our three reporting units as of October 1, 2019 were North America, EMEA (Europe, the Middle East and Africa) and Asia Pacific. There was no impairment of goodwill for any reporting unit because the fair values of the reporting units exceeded their carrying values.
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
Income Taxes
Refer to Item 8, Note 2, Summary of Significant Accounting Policies, and Note 16, Income Taxes, for information about our income tax accounting policies.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the year ended December 31, 2019, we derived approximately 38.8% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of December 31, 2019 and 2018.
As of December 31, 2019, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $69.2 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $6.9 million. This compares to a $20.8 million working capital deficit subject to foreign currency exposure as of December 31, 2018, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $2.1 million.
Interest Rate Risk
Our cash balance as of December 31, 2019 consists of bank deposits, so exposure to market risk for changes in interest rates is limited. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Item 8, Note 9, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In May 2019, we entered into the 2019 Credit Agreement which provides for aggregate principal borrowings of up to $400.0 million. As of December 31, 2019, we had no borrowings outstanding under the 2019 Credit Agreement. Because the 2019 Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the 2019 Credit Agreement. We also have $156.9 million of lease obligations as of December 31, 2019. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the year ended December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2019 and 2018 and for the Years Ended December 31, 2019, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Groupon, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Groupon, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Adoption of New Lease Accounting Standard
As discussed in Note 10 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the guidance in ASC Topic 842, Leases, using the modified retrospective method.
Adoption of New Revenue Recognition Accounting Standard
As discussed in Note 14 to the financial statements, the Company has changed its method of accounting for revenue transactions in 2018 due to the adoption of the guidance in ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Income Taxes - Foreign tax position- Refer to Notes 2 and 16 to the financial statements
Critical Audit Matter Description
The Company received a proposed income tax assessment from the tax authority in one foreign jurisdiction in the amount of $113.3 million, inclusive of estimated incremental interest from the original assessment. The Company believes the assessment, which primarily relates to transfer pricing on transactions occurring during 2011, is without merit and it intends to vigorously defend itself.
Given the complexity of the relevant tax laws and regulations, auditing management’s evaluation and accounting for the tax position associated with the foreign income tax assessment involved especially subjective and complex judgments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the tax position associated with the foreign income tax assessment included the following, among others:

•	We tested the effectiveness of controls over income taxes, including those over accounting for uncertain tax positions.

•
With the assistance of our foreign and US income tax specialists, we evaluated management’s analysis regarding the likelihood of sustaining its foreign tax position upon examination by the relevant foreign tax authorities; and, we evaluated management’s estimate of the amount of tax benefit recognized.

•	We assessed the basis of the Company’s analysis and measurement by:

◦	Obtaining, reading, and evaluating the outside legal opinion received by the Company supporting its foreign tax position.

◦	Obtaining, reading, and evaluating the written response from the outside legal counsel representing the Company provided to us as part of our annual legal inquiry process.

◦	Obtaining, reading, and evaluating management’s written analysis supporting the accounting position.

◦	Making direct inquiries of the outside legal counsel representing the Company in this proposed assessment by the foreign tax authority.

◦	Evaluating any developments in the matter during the current fiscal year through inquiry of Company personnel and their outside legal counsel.
Investments - Monster Holdings LP Fair Value Option Investment - Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company has a minority interest investment in Monster Holdings LP, an entity based in the Republic of Korea, which is accounted for using the fair value method. When determining the fair value of the investment, management is required to make significant estimates and assumptions, particularly regarding cash flow forecasts of the investee, including revenue growth, margins, and operating expenses. The Company recorded a $69.4 million loss during 2019 due to a decline in the fair value of the investment. The reported fair value of the investment at December 31, 2019 is $0.
Auditing the Company’s cash flow forecasts of the investee used in its valuation of its investment in Monster Holdings LP involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasted cash flows of the investee included the following, among others:

•	We tested the effectiveness of controls over the measurement of the fair value of the investment, including those over the determination of forecasted cash flows of the investee.

•
We assessed the reasonableness of forecasted investee cash flows by (1) comparing the projections to historical results and previous forecasts, (2) considering the extent of management’s historical ability to reliably forecast prospective operating results of the investee, (3) obtaining and evaluating management’s written analysis supporting the forecasted cash flows of the investee, and (4) making direct inquiries of management of the investee regarding operating strategies and outlook of the business to assess the reasonability of management achieving the forecasted performance.

Goodwill - Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company’s annual evaluation of goodwill impairment involves the comparison of the fair value of each of the Company’s three reporting units to its carrying value. The Company determines the fair value of its reporting units using the income approach (including discounted cash flows) and the market approach. With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future performance, including revenues; earnings before interest, income taxes, depreciation, and amortization (EBITDA) margins; and risk-adjusted discount rates. The goodwill balance subject to the impairment test was $325 million as of December 31, 2019.
Auditing the estimates and assumptions that impacted the valuation of the reporting units involved especially subjective judgment, specifically related to the forecasts of revenues, EBITDA margins, and selection of risk-adjusted discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s forecasts of revenues and EBITDA margins, and its selection of risk-adjusted discount rates included the following, among others:

•	We tested the effectiveness of controls over the annual goodwill impairment assessment, including those over the forecasts.

•	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results and previous forecasts, (2) internal communications to management and the Board of Directors, and (3) analyst and industry reports of the Company and companies in its peer group. Additionally, we obtained and evaluated management’s written analysis supporting the forecasted cash flows.

•	With the assistance of fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) risk-adjusted discount rates by:

◦	Evaluating whether the fair value models being used are appropriate considering the Company’s circumstances and valuation premise identified.

◦
Testing the source information and the mathematical accuracy of the calculation underlying the determination of the risk-adjusted discount rates, and developing a range of independent estimates and comparing those to the risk-adjusted discount rates selected by management.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 18, 2020

We have served as the Company's auditor since 2017.

GROUPON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$750,887	$841,021
Accounts receivable, net	54,953	69,493
Prepaid expenses and other current assets	82,073	88,115
Total current assets	887,913	998,629
Property, equipment and software, net	124,950	143,117
Right-of-use assets - operating leases, net	108,390	—
Goodwill	325,017	325,491
Intangible assets, net	35,292	45,401
Investments (including $1,405 and $84,242 at December 31, 2019 and December 31, 2018 at fair value)	76,576	108,515
Other non-current assets	28,605	20,989
Total Assets	$1,586,743	$1,642,142
Liabilities and Equity
Current liabilities:
Accounts payable	$20,415	$38,359
Accrued merchant and supplier payables	540,940	651,781
Accrued expenses and other current liabilities	260,192	267,034
Total current liabilities	821,547	957,174
Convertible senior notes, net	214,869	201,669
Operating lease obligations	110,294	—
Other non-current liabilities	44,987	100,688
Total Liabilities	1,191,697	1,259,531
Commitments and contingencies (see Note 11)
Stockholders' Equity
Common stock, par value $0.0001 per share, 2,010,000,000 shares authorized; 771,697,087 shares issued and 565,814,732 shares outstanding at December 31, 2019; 760,939,440 shares issued and 569,084,312 shares outstanding at December 31, 2018	77	76
Additional paid-in capital	2,310,320	2,234,560
Treasury stock, at cost, 205,882,355 and 191,855,128 shares at December 31, 2019 and December 31, 2018	(922,666)	(877,491)
Accumulated deficit	(1,032,876)	(1,010,499)
Accumulated other comprehensive income (loss)	39,081	34,602
Total Groupon, Inc. Stockholders' Equity	393,936	381,248
Noncontrolling interests	1,110	1,363
Total Equity	395,046	382,611
Total Liabilities and Equity	$1,586,743	$1,642,142
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Service	$1,126,357	$1,205,487	$1,266,452
Product	1,092,558	1,431,259	1,577,425
Total revenue	2,218,915	2,636,746	2,843,877
Cost of revenue:
Service	114,462	120,077	160,810
Product	918,324	1,196,068	1,349,206
Total cost of revenue	1,032,786	1,316,145	1,510,016
Gross profit	1,186,129	1,320,601	1,333,861
Operating expenses:
Marketing	339,355	395,737	400,918
Selling, general and administrative	806,945	870,961	901,829
Restructuring charges	31	(136)	18,828
Gain on sale of intangible assets	—	—	(17,149)
Total operating expenses	1,146,331	1,266,562	1,304,426
Income (loss) from operations	39,798	54,039	29,435
Other income (expense), net	(53,329)	(53,008)	6,710
Income (loss) from continuing operations before provision (benefit) for income taxes	(13,531)	1,031	36,145
Provision (benefit) for income taxes	761	(957)	7,544
Income (loss) from continuing operations	(14,292)	1,988	28,601
Income (loss) from discontinued operations, net of tax	2,597	—	(1,974)
Net income (loss)	(11,695)	1,988	26,627
Net income attributable to noncontrolling interests	(10,682)	(13,067)	(12,587)
Net income (loss) attributable to Groupon, Inc.	$(22,377)	$(11,079)	$14,040

Basic net income (loss) per share:
Continuing operations	$(0.04)	$(0.02)	$0.03
Discontinued operations	0.00	—	(0.00)
Basic net income (loss) per share	$(0.04)	$(0.02)	$0.03

Diluted net income (loss) per share:
Continuing operations	$(0.04)	$(0.02)	$0.03
Discontinued operations	0.00	—	(0.01)
Diluted net income (loss) per share	$(0.04)	$(0.02)	$0.02

Weighted average number of shares outstanding:
Basic	567,408,340	566,511,108	559,367,075
Diluted	567,408,340	566,511,108	568,418,371
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Income (loss) from continuing operations	$(14,292)	$1,988	$28,601
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	4,858	3,332	(10,776)
Net change in unrealized gain (loss) on defined benefit pension plan	—	—	585
Available-for-sale securities:
Net unrealized gain (loss) during the period	(379)	(841)	(1,109)
Reclassification adjustment for realized (gain) loss on investment included in income (loss) from continuing operations	—	106	1,603
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $0, $34 and $0 for the years ended December 31, 2019, 2018, and 2017)	(379)	(735)	494
Other comprehensive income (loss) from continuing operations	4,479	2,597	(9,697)
Comprehensive income (loss) from continuing operations	(9,813)	4,585	18,904

Income (loss) from discontinued operations	2,597	—	(1,974)
Other comprehensive income (loss) from discontinued operations - foreign currency translation adjustments:
Net unrealized gain (loss) during the period	—	—	(1,793)
Reclassification adjustment included in income (loss) from discontinued operations	—	—	(14,718)
Net change in unrealized gain (loss)	—	—	(16,511)
Comprehensive income (loss) from discontinued operations	2,597	—	(18,485)

Comprehensive income (loss)	(7,216)	4,585	419
Comprehensive income attributable to noncontrolling interests	(10,682)	(13,067)	(12,587)
Comprehensive income (loss) attributable to Groupon, Inc.	$(17,898)	$(8,482)	$(12,168)
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	736,531,771	$74	$2,112,728	(171,695,908)	$(807,424)	$(1,099,010)	$58,052	$264,420	$642	$265,062
Cumulative effect of change in accounting principle	—	—	—	—	—	(3,234)	—	(3,234)	—	(3,234)
Comprehensive income (loss)	—	—	—	—	—	14,040	(26,208)	(12,168)	12,587	419
Exercise of stock options	102,803	—	230	—	—	—	—	230	—	230
Vesting of restricted stock units and performance share units	16,596,562	2	(2)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,879,656	—	5,283	—	—	—	—	5,283	—	5,283
Tax withholdings related to net share settlements of stock-based compensation awards	(6,568,930)	(1)	(27,187)	—	—	—	—	(27,188)	—	(27,188)
Stock-based compensation on equity-classified awards	—	—	83,656	—	—	—	—	83,656	—	83,656
Repurchases of common stock	—	—	—	(16,906,334)	(60,026)	—	—	(60,026)	—	(60,026)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(12,357)	(12,357)
Balance at December 31, 2017	748,541,862	$75	$2,174,708	(188,602,242)	$(867,450)	$(1,088,204)	$31,844	$250,973	$872	$251,845
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	88,945	—	88,945	—	88,945
Reclassification for impact of U.S. tax rate change	—	—	—	—	—	(161)	161	—	—	—
Comprehensive income (loss)	—	—	—	—	—	(11,079)	2,597	(8,482)	13,067	4,585
Exercise of stock options	672,793	—	81	—	—	—	—	81	—	81
Vesting of restricted stock units and performance share units	14,264,895	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,621,061	—	5,634	—	—	—	—	5,634	—	5,634
Shares issued to settle liability-classified awards	1,240,379	—	6,436	—	—	—	—	6,436	—	6,436
Tax withholdings related to net share settlements of stock-based compensation awards	(5,401,550)	—	(22,709)	—	—	—	—	(22,709)	—	(22,709)
Stock-based compensation on equity-classified awards	—	—	70,411	—	—	—	—	70,411	—	70,411
Repurchases of common stock	—	—	—	(3,252,886)	(10,041)	—	—	(10,041)	—	(10,041)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(12,576)	(12,576)
Balance at December 31, 2018	760,939,440	$76	$2,234,560	(191,855,128)	$(877,491)	$(1,010,499)	$34,602	$381,248	$1,363	$382,611
Comprehensive income (loss)	—	—	—	—	—	(22,377)	4,479	(17,898)	10,682	(7,216)
Exercise of stock options	74,875	—	40	—	—	—	—	40	—	40
Vesting of restricted stock units and performance share units	14,419,012	1	(1)	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,486,006	—	4,083	—	—	—	—	4,083	—	4,083
Tax withholdings related to net share settlements of stock-based compensation awards	(5,222,246)	—	(17,413)	—	—	—	—	(17,413)	—	(17,413)
Stock-based compensation on equity-classified awards	—	—	89,051	—	—	—	—	89,051	—	89,051
Repurchases of common stock	—	—	—	(14,027,227)	(45,175)	—	—	(45,175)	—	(45,175)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(10,935)	(10,935)
Balance at December 31, 2019	771,697,087	$77	$2,310,320	(205,882,355)	$(922,666)	$(1,032,876)	$39,081	$393,936	$1,110	$395,046
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income (loss)	$(11,695)	$1,988	$26,627
Less: Income (loss) from discontinued operations, net of tax	2,597	—	(1,974)
Income (loss) from continuing operations	(14,292)	1,988	28,601
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	91,410	101,330	114,795
Amortization of acquired intangible assets	14,355	14,498	23,032
Stock-based compensation	81,615	64,821	82,044
Gain on sale of intangible assets	—	—	(17,149)
(Gain) loss on sale of investment	412	—	(7,624)
Impairments of investments	9,961	10,156	2,944
Upward adjustment for observable price change of investment	(51,397)	—	—
Deferred income taxes	(1,485)	(5,000)	603
(Gain) loss from changes in fair value of investments	72,497	9,064	(382)
Amortization of debt discount on convertible senior notes	13,200	11,916	10,758
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	13,577	32,057	(18,793)
Prepaid expenses and other current assets	3,176	7,166	4,074
Right-of-use assets - operating leases	26,226	—	—
Accounts payable	(17,401)	5,805	(199)
Accrued merchant and supplier payables	(109,176)	(45,268)	(29,823)
Accrued expenses and other current liabilities	(26,071)	(31,430)	(40,361)
Operating lease obligations	(28,552)	—	—
Other, net	(6,772)	13,752	(21,975)
Net cash provided by (used in) operating activities from continuing operations	71,283	190,855	130,545
Net cash provided by (used in) operating activities from discontinued operations	—	—	(2,418)
Net cash provided by (used in) operating activities	71,283	190,855	128,127
Investing activities
Purchases of property and equipment and capitalized software	(67,328)	(69,695)	(59,158)
Proceeds from sale of intangible assets	—	1,500	18,333
Proceeds from sales and maturities of investments	3,475	8,594	16,561
Acquisition of business, net of acquired cash	—	(58,119)	—
Acquisitions of intangible assets and other investing activities	(3,738)	(18,262)	(1,059)
Net cash provided by (used in) investing activities from continuing operations	(67,591)	(135,982)	(25,323)
Net cash provided by (used in) investing activities from discontinued operations	—	—	(9,548)
Net cash provided by (used in) investing activities	(67,591)	(135,982)	(34,871)
Financing activities
Issuance costs for revolving credit agreement	(2,384)	—	—
Payments for repurchases of common stock	(45,631)	(9,585)	(61,233)
Taxes paid related to net share settlements of stock-based compensation awards	(18,105)	(24,105)	(27,681)
Proceeds from stock option exercises and employee stock purchase plan	4,123	5,715	5,513
Distributions to noncontrolling interest holders	(10,935)	(12,576)	(12,357)
Payments of finance lease obligations	(19,687)	(33,023)	(34,025)
Payments of contingent consideration related to acquisitions	—	(1,815)	(7,790)
Payment of financing obligation related to acquisition	—	(8,391)	—
Other financing activities	—	(637)	(473)
Net cash provided by (used in) financing activities	(92,619)	(84,417)	(138,046)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(3,144)	(11,209)	26,499
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(92,071)	(40,753)	(18,291)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	—	(28,866)
Net increase (decrease) in cash, cash equivalents and restricted cash	(92,071)	(40,753)	10,575
Cash, cash equivalents and restricted cash, beginning of period (1)	844,728	885,481	874,906
Cash, cash equivalents and restricted cash, end of period (1)	$752,657	$844,728	$885,481
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information
Income tax payments (refunds) for continuing operations	$11,898	$2,781	$8,646
Income tax payments (refunds) for discontinued operations	—	—	(56)
Cash paid for interest	9,145	9,556	9,425
Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease arrangements (2)	$—	$18,064	$28,271

(1)
The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the consolidated balance sheets as of December 31, 2019, 2018 and 2017 (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$750,887	$841,021	$880,129
Restricted cash included in prepaid expenses and other current assets	1,534	3,320	4,932
Restricted cash included in other non-current assets	236	387	420
Cash, cash equivalents and restricted cash	$752,657	$844,728	$885,481

(2)
Please refer to Note 10, Leases, for supplemental cash flow information on our leasing obligations, as required by our adoption of Accounting Standards Update ("ASU") 2016-02, Leases ("Topic 842"), on January 1, 2019.

See Notes to Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
Groupon, Inc. and subsidiaries, which commenced operations in October 2008, operates online local commerce marketplaces throughout the world that connect merchants to consumers by offering goods and services, generally at a discount. Customers access those marketplaces through our mobile applications and our websites, primarily localized groupon.com sites in many countries.
Our operations are organized into two segments: North America and International. See Note 20, Segment Information.
In connection with a strategic initiative to optimize our global footprint, we sold or ceased our operations in 12 countries between November 2016 and March 2017. The financial results of those operations have been presented as discontinued operations in the consolidated financial statements. See Note 3, Discontinued Operations, for additional information.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Groupon, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which we exercise control and variable interest entities for which we have determined that we are the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the consolidated financial statements as Noncontrolling interests. Investments in entities in which we do not have a controlling financial interest are accounted for at fair value, as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.
Adoption of New Accounting Standards
We adopted the guidance in ASU 2016-02, Leases (Topic 842), on January 1, 2019. This ASU requires the recognition of lease assets and liabilities for operating leases, in addition to the finance lease assets and liabilities historically recorded on our consolidated balance sheets. See Note 10, Leases, for additional information on the impact of adopting Topic 842 on our accounting policies.
We adopted the guidance in ASU 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, on January 1, 2019. This ASU expands the scope to make the guidance for share-based payment awards to nonemployees consistent with the guidance for share-based payment awards to employees. The adoption of ASU 2018-07 did not have a material impact on the consolidated financial statements.
We adopted the guidance in ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, on January 1, 2019. This ASU requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40, Internal-Use Software, to determine which costs to implement the service contract would be capitalized as an asset related to the service contract and which costs would be expensed. The requirements of ASU 2018-15 have been applied on a prospective basis to implementation costs incurred on or after January 1, 2019. As a result of the adoption of ASU 2018-15, we capitalized $7.4 million of implementation costs for the year ended December 31, 2019. We have not recognized any amortization related to these implementation costs for the year ended December 31, 2019.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We adopted the guidance in ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted Topic 606 using the modified retrospective method. Beginning on January 1, 2018, results are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The adoption of Topic 606 did not significantly impact our presentation of revenue on a gross or net basis. For additional information on the impact of adoption of Topic 606 on our accounting policies, refer to our discussion under Revenue Recognition below.
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
We adopted the guidance in ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, as amended, on January 1, 2018. This ASU generally requires equity investments to be measured at fair value with changes in fair value recognized through net income and eliminates the cost method for equity securities. However, for equity investments without readily determinable fair values, the ASU permits entities to elect to measure the investments at cost adjusted for observable price changes and impairments, with changes in the measurement recognized through net income. We applied that measurement alternative to our equity investments that were previously accounted for under the cost method. At the time of the adoption of ASU 2016-01, there was not a material impact on the consolidated financial statements.
We adopted the guidance in ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, on January 1, 2018. This ASU requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. Previously, changes in restricted cash were reported within cash flows from operating activities. We applied that change in cash flow classification on a retrospective basis, which resulted in a $7.0 million decrease to net cash provided by operating activities for the year ended December 31, 2017.
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
We adopted the guidance in ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business, on July 1, 2017. This ASU provides clarification on the definition of a business and provides guidance on whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance in ASU 2017-01 was applied in determining that the sale of customer lists and other intangible assets in certain food delivery markets, as described in Note 6, Goodwill and Other Intangible Assets, did not meet the definition of a business. The adoption of ASU 2017-01 did not otherwise have a material impact on the consolidated financial statements.
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
We adopted the guidance in ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, on January 1, 2017. This ASU requires inventory to be measured at the lower of cost or net realizable value, rather than the lower of cost or market. The adoption of ASU 2015-11 did not have a material impact on the consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the consolidated financial statements of prior periods and the accompanying notes to conform to the current period presentation, including the change in presentation of restricted cash in the consolidated statements of cash flows upon adoption of ASU 2016-18 as described above.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, variable consideration from unredeemed vouchers, income taxes, leases, initial valuation and subsequent impairment testing of goodwill and intangible assets, investments, customer refunds, contingent liabilities and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Property and Equipment
Property and equipment are stated at cost and assets under finance leases are stated at the lesser of the present value of minimum lease payments or their fair market value. Depreciation and amortization of property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. Generally, the useful lives are three to five years for computer hardware and office equipment, five to ten years for furniture and fixtures and warehouse equipment and the shorter of the term of the lease or five years for leasehold improvements and assets under finance leases.
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
Cloud Computing Costs
We have entered into non-cancellable cloud computing hosting arrangements for which we incur implementation costs. Costs incurred in the planning and evaluation stage of the cloud computing hosting arrangement are expensed as incurred. Costs incurred during the application development stage related to implementation of the hosting arrangement are capitalized and included within Other non-current assets on the consolidated balance sheets. Amortization of implementation costs is recorded on a straight-line basis over the term of the associated hosting arrangement for each module or component of the related hosting arrangement when it is ready for its intended use. Amortization costs will be recorded primarily in Selling, general and administrative expense on the consolidated statements of operations.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the fourth quarter of 2019, we determined the deterioration of our financial condition when compared with our previous projections to be a triggering event requiring assessment of goodwill impairment as of December 31, 2019. There was no goodwill impairment recognized for the year ended December 31, 2019 as a result of that assessment.
Investments
Investments in equity shares without a readily determinable fair value and for which we do not have the ability to exercise significant influence are accounted for at cost adjusted for observable price changes and impairments, with changes in the measurement recognized through net income (loss). Those investments are classified within Investments on the consolidated balance sheets.
We have investments in common stock or in-substance common stock for which we have the ability to exercise significant influence and we have made an irrevocable election to account for those investments at fair value. Those investments are classified within Investments on the consolidated balance sheets.
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
Other-than-Temporary Impairment of Investments
An unrealized loss exists when the current fair value of an investment is less than its cost basis. We conduct reviews of our available-for-sale investments with unrealized losses on a quarterly basis to evaluate whether those impairments are other-than-temporary. This evaluation, which is performed at the individual investment level, considers qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our intent and ability to hold the investment for a period of time that is sufficient to allow for an anticipated recovery in value. Evidence considered in this evaluation includes the amount of the impairment, the length of time that the investment has been impaired, the factors contributing to the impairment, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and our strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery in value. Additionally, we consider whether we intend to sell the investment or whether it is more likely than not that it will be required to sell the investment before recovery of its amortized cost basis. Investments with unrealized losses that are determined to be other-than-temporary are written down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in Accumulated other comprehensive income (loss) for available-for-sale securities.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For purposes of assessing whether it is more likely than not that deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. See Note 16, Income Taxes, for further information about our valuation allowance assessments.
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
Lease and Asset Retirement Obligations
We have entered into various non-cancelable operating lease agreements for our offices and data centers and non-cancelable finance lease agreements for property and equipment. On January 1, 2019, we adopted Topic 842 using the modified retrospective transition method. Beginning on January 1, 2019, results are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. See Note 10, Leases, for additional information on the impact of adoption of Topic 842.
Significant judgment is required when determining whether a contract is or contains a lease. We review contracts to determine whether the language conveys the right to control the use of an identified asset for a period of time in exchange for consideration.
We classify leases at their commencement as either operating or finance leases. We may receive renewal or expansion options, rent holidays, leasehold improvements or other incentives on certain lease agreements. We recognize a right-of-use asset and lease liability for all of our leases at the commencement of the lease. Lease liabilities are measured based on the present value of the minimum lease payments discounted by a rate determined as of the date of commencement. Right-of-use assets are measured based on the lease liability adjusted for any initial direct costs, prepaid rent, or lease incentives. Minimum lease payments made under operating and finance leases are apportioned between interest expense and a reduction of the related operating and finance lease obligations. Operating lease costs, including interest expense on operating leases, are presented within Selling, general and administrative expense on the consolidated statements of operations and the related operating lease obligation is presented within Accrued expenses and other current liabilities and Operating lease obligations on the consolidated balance sheets. Amortization and interest expense on finance leases are presented within Selling, general and administrative expense and Other income (expense), net on the consolidated statements of operations and the related finance lease obligation is presented within Accrued expenses and other current liabilities and Other non-current liabilities on the consolidated balance sheets.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Certain lease agreements include variable lease costs which are primarily related to costs that are dependent on our usage of the underlying asset or lease payments that are dependent on an index when that index has changed since lease commencement. Those costs are expenses in the period in which they are incurred.
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
We have also subleased certain office facilities under operating lease agreements, for which we recognize sublease income on a straight-line basis over their respective lease terms.
Revenue Recognition
We recognize revenue when we satisfy a performance obligation by transferring a promised good or service to a customer. Substantially all of our performance obligations are satisfied at a point in time rather than over time. We offer goods and services through our online marketplaces in three primary categories: Local, Goods and Travel.
Service revenue
Service revenue primarily represents the net commissions earned from selling goods or services on behalf of third-party merchants. Those transactions generally involve a customer's purchase of a voucher through one of our online marketplaces that can be redeemed by the customer with a third-party merchant for goods or services (or for discounts on goods or services). Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. We recognize revenue from those transactions when our commission has been earned, which occurs when a sale through one of our online marketplaces is completed and the related voucher has been made available to the customer. We believe that our remaining obligations to remit payment to the merchant and to provide information about vouchers sold are administrative activities that are immaterial in the context of the contract with the merchant. Revenue from hotel reservation offerings is recognized at the time the reservation is made, net of an allowance for estimated cancellations. Prior to our adoption of Topic 606, we deferred the revenue from hotel reservation offerings until the customer's stay commenced.
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
Product revenue
We generate product revenue from direct sales of merchandise inventory to customers through our Goods category. For product revenue transactions, we are the primary party responsible for providing the good to the customer, we have inventory risk and we have discretion in establishing prices. As such, product revenue is reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, is recognized when title passes to the customer upon delivery of the product.
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We only recognize amounts in variable consideration when we believe it is probable that a significant reversal of revenue will not occur in future periods, which requires us to make significant estimates of future redemptions. If actual redemptions differ from our estimates, the effects could be material to the consolidated financial statements. As of December 31, 2019 and 2018, we constrained $14.6 million and $13.7 million in revenue from unredeemed vouchers that we may recognize in future periods when we determine it is probable that a significant amount of that revenue will not be subsequently reversed. Prior to our adoption of Topic 606, we recognized that variable consideration from unredeemed vouchers and derecognized the related accrued merchant payables when our legal obligation to the merchant expired.
Refunds
Refunds are recorded as a reduction of revenue. The liability for estimated refunds is included within Accrued expenses and other current liabilities on the consolidated balance sheets. Prior to our adoption of Topic 606, we classified refunds on service revenue transactions for which the merchant's share of the refund amount is not recoverable as a cost of revenue.
We estimate our refund reserve using historical refund experience by category. We assess the trends that could affect our estimates on an ongoing basis and make adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to our refund policies or general economic conditions, may cause future refunds to differ from our initial estimates. If actual refunds differ from our estimates, the effects could be material to the consolidated financial statements.
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
Stock-Based Compensation
We measure stock-based compensation cost at fair value. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest, except for awards with both performance conditions and a graded vesting schedule, which are recognized using the accelerated method. We present stock-based compensation expense within the consolidated statements of operations based on the classification of the respective employees' cash compensation. See Note 13, Compensation Arrangements.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU will be effective for annual reporting periods beginning after December 15, 2020 and interim periods within those annual periods and early adoption is permitted. We are still assessing the impact of ASU 2019-12 on our consolidated financial statements.
There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our consolidated financial statements.
3. DISCONTINUED OPERATIONS
In October 2016, we completed a strategic review of our international markets in connection with our efforts to optimize our global footprint and focus on the markets that we believe have the greatest potential to benefit our long-term financial performance. Based on that review, we decided to focus our business on 15 core countries and to pursue strategic alternatives for our operations in the remaining 12 countries, which were primarily based in Asia and Latin America. The dispositions of our operations in those 12 countries were completed between November 2016 and March 2017.
A business disposition that represents a strategic shift and has (or will have) a major effect on our operations and financial results is reported as a discontinued operation. We determined that the decision reached by management and our Board of Directors to exit those 12 non-core countries, which comprised a substantial majority of the operations outside of North America and EMEA (Europe, the Middle East and Africa), represented a strategic shift in our business. Additionally, based on our review of quantitative and qualitative factors relevant to the dispositions, we determined that the disposition of the businesses in those countries would have a major effect on our operations and financial results. As such, the results of operations and cash flows for the operations in those countries, including the gains and losses on the dispositions and related income tax effects, are presented as discontinued operations in the accompanying consolidated financial statements.
In connection with our strategic initiative to exit non-core countries as discussed above, we sold an 83% controlling stake in our subsidiary in Israel and sold our subsidiaries in Argentina, Chile, Colombia, Peru, Mexico, Brazil, Singapore and Hong Kong during the first quarter 2017. For the year ended December 31, 2017, we recognized a net pretax loss of $1.6 million on those dispositions, which consisted of the following (in thousands):

Year Ended December 31, 2017
Net consideration received:
Fair value of minority investments retained or acquired	$2,021
Cash proceeds received	3,462
Cash proceeds receivable	2,000
Less: Transaction costs	1,394
Total net consideration received	6,089
Cumulative translation gain reclassified to earnings	14,718
Less: Net book value upon closing of the transactions	14,958
Less: Indemnification liabilities (1)	5,365
Less: Unfavorable contract liability for transition services	2,114
Loss on dispositions	$(1,630)

(1)	See Note 11, Commitments and Contingencies, for additional information about the indemnification liabilities.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the years ended December 31, 2019 and 2017 (in thousands).There was no activity related to discontinued operations for the year ended December 31, 2018.

	Year Ended December 31,
	2019	2017 (1)
Service revenue	$—	$12,602
Product revenue	—	2,962
Service cost of revenue	—	(2,557)
Product cost of revenue	—	(3,098)
Marketing expense	—	(1,239)
Selling, general and administrative expense (2)	2,597	(12,007)
Restructuring	—	(778)
Other income (expense), net	—	3,852
Income (loss) from discontinued operations before loss on dispositions and provision for income taxes	2,597	(263)
Loss on dispositions	—	(1,630)
Provision for income taxes	—	(81)
Income (loss) from discontinued operations, net of tax	$2,597	$(1,974)

(1)
The loss from discontinued operations before loss on dispositions and provision for income taxes for the year ended December 31, 2017 includes the results of each business through its respective disposition date.

(2)
Selling, general and administrative expense from discontinued operations for the year ended December 31, 2019 primarily consists of a gain related to the expiration of certain contingent liabilities under indemnification agreements. Selling, general and administrative expense from discontinued operations for the year ended December 31, 2017 includes increases to contingent liabilities under indemnification agreements. See Note 11, Commitments and Contingencies, for additional information about the indemnification liabilities.

4. BUSINESS COMBINATIONS
On April 30, 2018, we acquired 80% of the outstanding shares of Cloud Savings Company, Ltd. ("Cloud Savings"), a UK-based business that operates online discount code and digital gift card platforms. The primary purpose of this acquisition was to expand digital coupon offerings in our International segment. The transaction included a contingent consideration arrangement with an acquisition-date fair value of $1.6 million. In addition, concurrent with the acquisition, we entered into an agreement with the noncontrolling shareholder that gave us the right to acquire and the noncontrolling shareholder's right to put to us the remaining outstanding shares of Cloud Savings in December 2018. The acquisition-date fair value of the right and obligation to acquire the remaining outstanding shares of $8.6 million was initially recorded as a financing obligation and classified within Accrued expenses and other current liabilities on the consolidated balance sheets. We paid $8.4 million to exercise that right in December 2018. The aggregate acquisition-date fair value of the consideration transferred for the Cloud Savings acquisition totaled $74.6 million, which consisted of the following (in thousands):

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
The results of the Cloud Savings acquisition are included in the consolidated financial statements beginning on the acquisition date of April 30, 2018. The revenue and net income of Cloud Savings included in our consolidated statements of operations were $12.9 million and $1.1 million for the period from April 30, 2018 through December 31, 2018. Pro forma results of operations for the Cloud Savings acquisition are not presented because the pro forma effects of that acquisition were not material to our consolidated results of operations.
In connection with the acquisition of Cloud Savings, we incurred $0.7 million of external transaction costs, primarily consisting of legal and advisory fees. Those costs are classified within Selling, general and administrative on the consolidated statements of operations. We did not acquire any other businesses during the years ended December 31, 2019, 2018 and 2017.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The following summarizes property, equipment and software, net as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Warehouse equipment	$5,144	$5,265
Furniture and fixtures	9,113	9,677
Leasehold improvements	47,927	50,314
Office equipment	1,735	2,261
Purchased software	7,207	8,523
Computer hardware (1)	143,118	174,700
Internally-developed software (2)	222,140	196,807
Total property, equipment and software, gross	436,384	447,547
Less: accumulated depreciation and amortization	(311,434)	(304,430)
Property, equipment and software, net	$124,950	$143,117

(1)	Includes computer hardware acquired under finance leases of $78.5 million and $120.5 million as of December 31, 2019 and 2018.

(2)	The net carrying amount of internally-developed software was $71.1 million and $70.9 million as of December 31, 2019 and 2018.
Depreciation and amortization expense on property, equipment and software is classified as follows in the accompanying consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Service cost of revenue	$28,917	$28,102	$26,738
Product cost of revenue	6,466	8,467	9,900
Selling, general and administrative	56,027	64,761	78,157
Total	$91,410	$101,330	$114,795
The above amounts include amortization of internally-developed software of $56.6 million, $53.9 million and $57.0 million, and amortization expense on assets under finance leases of $18.9 million, $30.2 million and $35.2 million, for the years ended December 31, 2019, 2018 and 2017.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes goodwill activity by segment for the years ended December 31, 2019 and 2018 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2017	$178,685	$108,304	$286,989
Goodwill related to acquisition	—	46,515	46,515
Foreign currency translation	—	(8,013)	(8,013)
Balance as of December 31, 2018	$178,685	$146,806	$325,491
Foreign currency translation	—	(474)	(474)
Balance as of December 31, 2019	$178,685	$146,332	$325,017

There was no goodwill impairment for the years ended December 31, 2019, 2018 and 2017.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes intangible assets as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$16,200	$16,200	$—	$16,200	$11,700	$4,500
Merchant relationships	22,193	8,268	13,925	21,554	4,105	17,449
Trade names	9,558	7,369	2,189	9,476	6,799	2,677
Developed technology	3,651	2,685	966	13,825	13,485	340
Patents	23,021	18,167	4,854	20,508	16,451	4,057
Other intangible assets	26,115	12,757	13,358	26,007	9,629	16,378
Total	$100,738	$65,446	$35,292	$107,570	$62,169	$45,401

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense from continuing operations related to intangible assets was $14.4 million, $14.5 million and $23.0 million for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, our estimated future amortization expense related to intangible assets is as follows (in thousands):

2020	$8,791
2021	7,692
2022	7,118
2023	5,956
2024	2,316
Thereafter	3,419
Total	$35,292

Sale of Intangible Assets
In 2017, we sold customer lists and other intangible assets in certain food delivery markets to a subsidiary of Grubhub Inc. ("Grubhub"). We recognized a pretax gain on the sale of assets of $17.1 million, which represents the excess of the $19.8 million in net proceeds received, consisting of $20.0 million in cash less $0.2 million in transaction costs, over the $2.7 million net book value of the assets upon closing of the transaction. See Note 15, Restructuring, for additional information.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVESTMENTS
The following table summarizes investments as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019	Percent Ownership of Voting Stock			December 31, 2018	Percent Ownership of Voting Stock
Available-for-sale securities - redeemable preferred shares	$—	19%	to	25%	$10,340	19%	to	25%
Fair value option investments	1,405	10%	to	19%	73,902	10%	to	19%
Other equity investments	75,171	1%	to	19%	24,273	1%	to	19%
Total investments	$76,576				$108,515

Available-for-Sale Securities
The following table summarizes amortized cost, gross unrealized gain (loss) and fair value of redeemable preferred shares as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Amortized cost	$—	$9,961
Gross unrealized gain (loss) in Accumulated other comprehensive income (loss)	—	379
Fair value	$—	$10,340

We recorded $10.0 million, $5.6 million and $2.9 million of impairments of available-for-sale securities for the years ended December 31, 2019, 2018 and 2017 due to declines in the financial performance of the investee. Those impairments are classified within Other income (expense), net on the consolidated statements of operations.
In September 2018, we sold an available-for-sale security for total consideration of $8.6 million, which approximated its carrying amount and amortized cost as of the closing date.
Fair Value Option Investments
In connection with the dispositions of controlling stakes in Ticket Monster, an entity based in the Republic of Korea, and Groupon India in prior periods, we obtained minority investments in Monster Holdings LP ("Monster LP") and in Nearbuy Pte Ltd. ("Nearbuy"). We have made an irrevocable election to account for both of those investments at fair value with changes in fair value reported in earnings. We elected to apply fair value accounting to those investments because we believe that fair value is the most relevant measurement attribute for those investments, as well as to reduce operational and accounting complexity. Our election to apply fair value accounting to those investments has and may continue to cause fluctuations in our earnings from period to period.
We determined that the fair value of our investments in Monster LP and Nearbuy was $0.0 million and $1.4 million as of December 31, 2019, and $69.4 million and $4.5 million as of December 31, 2018. The following table summarizes gains and losses due to changes in fair value of those investments for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Monster LP	$(69,408)	$(9,509)	$249
Nearbuy	(3,089)	445	133
Total	$(72,497)	$(9,064)	$382
Monster LP
In 2015, we completed the sale of a controlling stake in Ticket Monster to an investor group, whereby we contributed all of the issued and outstanding share capital of Ticket Monster to Monster LP in exchange for Class B units of Monster LP, a newly-formed limited partnership, and $285.0 million in cash consideration. In February 2017, we participated in a recapitalization transaction with Monster LP whereby it exchanged all of its Class B units for

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16,609,195 newly issued Class A-1 units. Upon closing of the transaction, we own 57% of the outstanding Class A-1 units, which represents 9% of the total outstanding partnership units.
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
During the first quarter of 2019, we recognized a $41.5 million loss from changes in the fair value of our investment in Monster LP due to the revised cash flow projections provided by TMON in March 2019 and an increase in the discount rate applied to those forecasts, which increased to 26.0% as of March 31, 2019, as compared with 21.0% as of December 31, 2018. The increase in the discount rate applied as of March 31, 2019 was due to the deterioration in the financial condition of TMON and the competitive environment in the Korean e-commerce industry, which resulted in an increase to financial projection risk. During the second quarter of 2019, we recognized an additional loss of $27.9 million from changes in the fair value of our investment in Monster LP due to revised financial projections provided by TMON in June 2019. The revisions to the financial projections were made as a result of TMON’s continued underperformance as compared with prior projections along with adjustments to their business model.
The following tables summarize the condensed financial information for Monster LP as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$569,869	$416,042	$280,612
Gross profit	43,416	27,838	37,773
Loss before income taxes	(105,212)	(132,276)	(124,873)
Net loss	(105,212)	(132,276)	(124,873)

	December 31,
	2019	2018
Current assets	$73,598	$85,844
Non-current assets	436,809	482,505
Current liabilities	430,592	432,133
Non-current liabilities	150,118	78,434

Nearbuy
In 2015, Groupon India completed an equity financing transaction with a third-party investor that obtained a majority voting interest in the entity, whereby (a) the investor contributed $17.0 million in cash to Nearbuy, a newly formed Singapore-based entity, in exchange for Series A Preference Shares and (b) we contributed the shares of Groupon India to Nearbuy in exchange for seed preference shares of Nearbuy. In January 2017, Nearbuy issued additional Series A Preference Shares to its controlling investor for total proceeds of $3.0 million. Upon closing of that transaction, the Series A Preference Shares are entitled to a $20.0 million liquidation preference, which must be paid prior to any distributions to other equity holders. In December 2017, Nearbuy sold its subsidiary Nearbuy India Pte Ltd., which represented substantially all of its business operations, to a third-party investor in exchange for a minority investment in the acquirer. During the fourth quarter of 2019, we recognized a $3.1 million loss from changes in the fair value of our investment in Nearbuy due to the revised cash flow projections provided in December 2019.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the condensed financial information for Nearbuy as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$5,507	$6,016	$3,839
Gross profit	4,944	5,857	3,405
Income (loss) before income taxes (1)	(1,777)	(13,594)	15,122
Net income (loss) (1)	(1,777)	(13,594)	15,122

	December 31,
	2019	2018
Current assets	$3,611	$5,286
Non-current assets	40,083	46,940
Current liabilities	4,966	4,015
Non-current liabilities	1,268	144

(1)	Nearbuy's income before income taxes and net income for the year ended December 31, 2017 includes a $22.6 million gain from the sale of its subsidiary Nearbuy India Pte Ltd.
Other Equity Investments
Other equity investments represent equity investments without readily determinable fair values. Upon our adoption of ASU 2016-01 on January 1, 2018, we have elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes and impairments.
The following table summarizes other equity investment activity for the years ended December 31, 2019 and 2018 (in thousands):

Balance as of December 31, 2017	$25,438
Transfer to other equity investment upon conversion of convertible debt security	4,008
Impairment of investment included in earnings	(4,574)
Foreign currency translation	(599)
Balance as of December 31, 2018	$24,273
Upward adjustments for observable price changes	51,397
Dispositions	(640)
Foreign currency translation	141
Balance as of December 31, 2019	$75,171
We adjusted the carrying value of an other equity investment due to observable price changes in orderly transactions that occurred during the fourth quarter of 2019, which resulted in an unrealized gain of $51.4 million. That gain is included within Other income (expense), net on the consolidated statements of operations for the year ended December 31, 2019. During the fourth quarter of 2019, we also identified buyers for 50% of our shares in that investment for an agreed-upon purchase price of $34.0 million which approximated the cost adjusted for observable price changes as of December 31, 2019. Refer to Note 23, Subsequent Events, for additional information on the closing of that sale in January 2020.
In July 2017, we sold an other equity investment for total cash consideration of $16.0 million. We recognized a pretax gain on the disposition of $7.6 million, which is classified within Other income (expense), net on the consolidated statement of operations.
In March 2017, in connection with the disposition of Groupon Israel, we retained a minority investment in the entity. The investment was recorded at its $0.4 million fair value at initial recognition and is accounted for as an other equity investment.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest income	$7,744	$6,420	$3,287
Interest expense	(23,593)	(21,909)	(20,680)
Changes in fair value of investments	(72,497)	(9,064)	382
Gain (loss) on sale of investment	(412)	—	7,624
Foreign currency gains (losses), net	(5,960)	(20,325)	18,634
Impairments of investments	(9,961)	(10,156)	(2,944)
Upward adjustment for observable price change of investment	51,397	—	—
Other	(47)	2,026	407
Other income (expense), net	$(53,329)	$(53,008)	$6,710

The following table summarizes prepaid expenses and other current assets as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Merchandise inventories	$25,426	$33,739
Prepaid expenses	27,077	28,209
Income taxes receivable	4,791	6,717
Other	24,779	19,450
Total prepaid expenses and other current assets	$82,073	$88,115

The following table summarizes accrued merchant and supplier payables as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Accrued merchant payables	$366,573	$371,279
Accrued supplier payables (1)	174,367	280,502
Total accrued merchant and supplier payables	$540,940	$651,781

(1)	Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes accrued expenses and other current liabilities as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Refund reserve	$22,002	$27,957
Compensation and benefits	49,009	56,173
Accrued marketing	41,110	39,094
Customer credits	13,764	15,118
Income taxes payable	5,044	8,987
Deferred revenue	17,951	25,452
Current portion of lease obligations (1)	40,768	17,207
Other	70,544	77,046
Total accrued expenses and other current liabilities	$260,192	$267,034

(1)
Current portion of lease obligations as of December 31, 2019 includes $25.0 million of additional lease obligations that were recognized on January 1, 2019 as a result of the adoption of Topic 842. Refer to Note 10, Leases, for additional information.

The following table summarizes other non-current liabilities as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Contingent income tax liabilities	$30,121	$39,858
Deferred rent (1)	—	32,186
Finance lease obligations	5,831	12,481
Deferred income taxes	3,903	6,619
Other	5,132	9,544
Total other non-current liabilities	$44,987	$100,688

(1)
Non-current operating lease liabilities as of December 31, 2019 are included within Operating lease obligations on the consolidated balance sheet as a result of the adoption of Topic 842 on January 1, 2019. Refer to Note 10, Leases, for additional information.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity for accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Pension adjustments	Total
Balance as of December 31, 2016	$58,249	$388	$(585)	$58,052
Other comprehensive income (loss) before reclassification adjustments	(12,382)	(1,109)	—	(13,491)
Reclassification adjustments included in net income (loss)	(14,905)	1,603	585	(12,717)
Other comprehensive income (loss)	(27,287)	494	585	(26,208)
Balance as of December 31, 2017	30,962	882	—	31,844
Other comprehensive income (loss) before reclassification adjustments	3,332	(841)	—	2,491
Reclassification adjustments included in net income (loss)	—	106	—	106
Other comprehensive income (loss)	3,332	(735)	—	2,597
Reclassification for impact of U.S. tax rate change	—	161	—	161
Balance as of December 31, 2018	34,294	308	—	34,602
Other comprehensive income (loss) before reclassification adjustments	4,858	(379)	—	4,479
Reclassification adjustments included in net income (loss)	—	—	—	—
Other comprehensive income (loss)	4,858	(379)	—	4,479
Balance as of December 31, 2019	$39,152	$(71)	$—	$39,081

The effects of amounts reclassified from accumulated other comprehensive income (loss) to net income (loss) for the years ended December 31, 2019, 2018 and 2017 are presented within the following line items in the consolidated statements of operations (in thousands):

	Year Ended December 31,			Consolidated Statements of Operations Line Item
	2019	2018	2017
Foreign currency translation adjustments
Loss (gain) on country exits - continuing operations	$—	$—	$(187)	Other income (expense), net
Loss (gain) on dispositions - discontinued operations	—	—	(14,718)	Income (loss) from discontinued operations, net of tax
Reclassification adjustments	—	—	(14,905)
Unrealized gain (loss) on available-for-sale securities
Other-than-temporary impairment of available-for-sale security	—	—	2,944	Other income (expense), net
Realized (gain) loss on investment	—	106	(1,341)	Other income (expense), net
Reclassification adjustment	—	106	1,603
Pension adjustments
Curtailment gain	—	—	583	Selling, general and administrative
Amortization of net actuarial loss (gain)	—	—	2	Selling, general and administrative
Reclassification adjustment	—	—	585
Total reclassification adjustments	$—	$106	$(12,717)

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
Each $1,000 of principal amount of the Notes initially is convertible into 185.1852 shares of common stock, which is equivalent to an initial conversion price of $5.40 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture"). Based on the closing price of the common stock of $2.39 as of December 31, 2019, the if-converted value of the Notes was less than the principal amount.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amount of the Notes consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(35,131)	(48,331)
Net carrying amount of liability component	$214,869	$201,669

Net carrying amount of equity component	$67,014	$67,014

The estimated fair value of the Notes as of December 31, 2019 and 2018 was $262.7 million and $257.1 million, and was determined using a lattice model. We classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the Notes and our cost of debt.
As of December 31, 2019, the remaining term of the Notes is approximately 2 years and 3 months. During the years ended December 31, 2019, 2018 and 2017, we recognized interest costs on the Notes as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Contractual interest (3.25% of the principal amount per annum)	$8,128	$8,128	$8,128
Amortization of debt discount	13,200	11,916	10,758
Total	$21,328	$20,044	$18,886

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
The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the consolidated balance sheets as of December 31, 2019 and 2018. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
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
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement (the "2019 Credit Agreement") which provides for aggregate principal borrowings of up to $400.0 million and matures in May 2024. The 2019 Credit Agreement replaced our previous $250.0 million amended and restated credit agreement (the "2016 Credit Agreement"). We deferred debt issuance costs of $2.4 million related to the 2019 Credit Agreement. Those deferred costs are included within Other non-current assets on the consolidated balance sheet as of December 31, 2019 and will be amortized to interest expense over the term of the agreement.
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
The 2019 Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness; make dividend and other restricted payments, including limiting the amount of our share repurchases; enter into sale and leaseback transactions; make investments, loans or advances; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; and engage in transactions with affiliates. The 2019 Credit Agreement requires us to maintain compliance with specified financial covenants, comprised of a minimum fixed charge coverage ratio, a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum liquidity ratio, each as set forth in the 2019 Credit Agreement. We are also required to maintain, as of the last day of each fiscal quarter, unrestricted cash of at least $250.0 million, including $125.0 million in accounts held with lenders under the 2019 Credit Agreement or their affiliates. Non-compliance with these covenants may result in termination of the commitments under the 2019 Credit Agreement and any then outstanding borrowings may be declared due and payable immediately. We have the right to terminate the 2019 Credit Agreement or reduce the available commitments at any time.
As of December 31, 2019 and 2018, we had no borrowings outstanding under the respective credit agreements. As of December 31, 2019 and 2018, we had outstanding letters of credit of $18.1 million and $19.2 million under the 2019 Credit Agreement and 2016 Credit Agreement, respectively.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LEASES
Adoption of ASC Topic 842, Leases
On January 1, 2019, we adopted ASC Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases, in addition to the finance lease assets and liabilities previously recorded on our consolidated balance sheets. Beginning on January 1, 2019, our consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The modified retrospective transition method required the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of our adoption date. As a result of adopting Topic 842, we recognized additional lease assets and liabilities of $109.6 million as of January 1, 2019. The discount rate used to calculate that adjustment was the rate implicit in the lease, unless that rate was not readily determinable. For leases for which the rate was not readily determinable, the discount rate used was our incremental borrowing rate as of the adoption date, January 1, 2019. There was no cumulative effect adjustment to our accumulated deficit as a result of initially applying the guidance. Aside from the impact to our consolidated balance sheet discussed above, lease accounting policies and presentation within the consolidated statement of operations and consolidated statements of cash flows is substantially consistent with historical treatment.
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
General Description of Leases
We have entered into various non-cancelable operating lease agreements for our offices and data centers and non-cancelable finance lease agreements for property and equipment. We classify leases at their commencement as either operating or finance leases. We may receive renewal or expansion options, rent holidays, leasehold improvements or other incentives on certain lease agreements.
Our operating leases primarily consist of leases for real estate throughout the world with lease expirations between 2020 and 2026. These arrangements typically do not transfer ownership of the underlying asset as we do not assume, nor do we intend to assume, the risks and rewards of ownership. Our finance leases are related to purchases of property and equipment, primarily computer hardware, with expirations between 2020 and 2023. We have also subleased certain office facilities under operating lease agreements, with expirations between 2023 and 2026.
We lease our headquarters located in Chicago, Illinois ("600 West Chicago"). Our lease agreement for 600 West Chicago extends through January 31, 2026 and includes rent escalations that range from one to two percent per year, as well as expansion options and a five-year renewal option. The 600 West Chicago lease represents $79.4 million of the estimated future payments under operating leases shown in the table below. We account for the 600 West Chicago lease as an operating lease and recognize rent expense on a straight-line basis, taking into account rent escalations and lease incentives.
For more information about our lease accounting policies, including lease recognition policy and significant assumptions and judgments used, refer to Note 2, Summary of Significant Accounting Policies.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes right-of-use assets as of December 31, 2019 (in thousands):

December 31, 2019
Right-of-use assets - operating leases	$133,832
Right-of-use assets - finance leases (1)	28,193
Total right-of-use assets, gross	162,025
Less: accumulated depreciation and amortization	(36,380)
Right-of-use assets, net	$125,645

(1)	Right-of-use assets for finance leases are included in Property, equipment and software, net on the consolidated balance sheet.
The following table summarizes our lease cost and sublease income for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Financing lease cost:
Amortization of right-of-use assets	$18,922
Interest on lease liabilities	1,021
Total finance lease cost	19,943
Operating lease cost (1)	34,397
Variable lease cost	8,551
Short-term lease cost	365
Sublease income, gross (2)	(5,045)
Total lease cost	$58,211

(1)	Rent expense under operating leases was $40.1 million and $42.5 million for the years ended December 31, 2018 and 2017.

(2)	Sublease income was $6.5 million and $7.1 million for the years ended December 31, 2018 and 2017.
As of December 31, 2019, the future payments under finance leases and operating leases for each of the next five years and thereafter are as follows (in thousands):

	Finance Leases	Operating Leases
2020	$8,510	$39,261
2021	5,264	34,457
2022	715	32,546
2023	12	24,126
2024	—	17,117
Thereafter	—	16,242
Total minimum lease payments	14,501	163,749
Less: Amount representing interest	(658)	(20,699)
Present value of net minimum lease payments	13,843	143,050
Less: Current portion of lease obligations	(8,012)	(32,756)
Total long-term lease obligations	$5,831	$110,294

As of December 31, 2019, we also had $12.3 million of non-cancelable operating lease commitments for offices that have not yet commenced. These operating leases will commence in 2020 with lease terms of 3 years to 5 years.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2018, the future payments under lease agreements in accordance with our historical accounting policies under Topic 840 were as follows (in thousands):

	Capital Leases	Operating Leases
2019	$18,169	$32,533
2020	7,634	31,116
2021	4,784	26,876
2022	687	26,097
2023	—	21,944
Thereafter	—	31,633
Total minimum lease payments	31,274	$170,199
Less: Amount representing interest	(1,586)
Present value of net minimum capital lease payments	29,688
Less: Current portion of capital lease obligations	(17,207)
Total long-term capital lease obligations	$12,481

As of December 31, 2019, the future amounts due under subleases for each of the next five years and thereafter are as follows (in thousands):

Subleases
2020	$5,027
2021	5,065
2022	5,103
2023	4,385
2024	2,333
Thereafter	2,559
Total future sublease income	$24,472

The discount rate used for our lease obligations as of both December 31, 2019 and January 1, 2019 ranged from 1.5% to 6.9%. As of December 31, 2019, the weighted-average remaining lease term and weighted-average discount rate for our finance leases and operating leases was as follows:

	Finance Leases	Operating Leases
Weighted-average lease term	2 years	5 years
Weighted-average discount rate	5.2%	5.6%

The following table summarizes supplemental cash flow information on our leasing obligations for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(1,021)
Operating cash flows from operating leases	(36,723)
Financing cash flows from finance leases	(19,687)
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	3,929
Operating leases	27,293

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
We have entered into non-cancelable arrangements with third-parties, primarily related to cloud computing and other information technology services. As of December 31, 2019, future payments under these contractual obligations were as follows (in thousands):

2020	$10,675
2021	4,671
2022	4,123
2023	61
2024	20
Thereafter	—
Total purchase obligations	$19,550

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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Indemnifications
In connection with the disposition of our operations in Latin America in the first quarter of 2017 (see Note 3, Discontinued Operations), we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. In 2019, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. The resulting benefit of $2.2 million is recorded within Income (loss) from discontinued operations on the consolidated statement of operations for the year ended December 31, 2019. Our remaining indemnification liabilities were $3.2 million as of December 31, 2019. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of December 31, 2019 is approximately $13.3 million.
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
Except as noted above, it is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, any payments that we have made under these agreements have not had a material impact on our operating results, financial position or cash flows.
12. STOCKHOLDERS' EQUITY
Preferred Stock
Our Board of Directors has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of our common stock. As of December 31, 2019 and 2018, there were no shares of preferred stock outstanding.
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
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the year ended December 31, 2019, we repurchased 14,027,227 shares for an aggregate

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase price of $45.2 million (including fees and commissions) under our repurchase program. As of December 31, 2019, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the 2019 Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time.
13. COMPENSATION ARRANGEMENTS
Groupon, Inc. Stock Plans
In January 2008, we adopted the 2008 Stock Option Plan, as amended (the "2008 Plan"), under which options for up to 64,618,500 shares of common stock were authorized to be issued to employees, consultants and directors. The 2008 Plan was frozen in December 2010. In April 2010, we established the Groupon, Inc. 2010 Stock Plan, as amended in April 2011 (the "2010 Plan"), under which options and restricted stock units ("RSUs") for up to 20,000,000 shares of common stock were authorized for future issuance to employees, consultants and directors. No new awards may be granted under the 2010 Plan following our initial public offering in November 2011. In August 2011, we established the Groupon, Inc. 2011 Stock Plan (the "2011 Plan"), as amended in November 2013, May 2014, June 2016 and April 2019, under which options, RSUs and performance stock units for up to 187,500,000 shares of common stock were authorized for future issuance to employees, consultants and directors.
The Groupon, Inc. Stock Plans described above (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of December 31, 2019, 71,617,500 shares of common stock were available for future issuance under the Plans.
The stock-based compensation expense related to stock awards issued under the Plans and acquisition-related awards are presented within the following line items of the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$1,482	$1,485	$2,658
Marketing	5,809	6,948	7,949
Selling, general and administrative	74,324	56,288	70,343
Restructuring charges	—	—	849
Other income (expense), net	—	100	245
Total stock-based compensation expense	$81,615	$64,821	$82,044
We capitalized $7.1 million, $7.4 million and $6.2 million of stock-based compensation for the years ended December 31, 2019, 2018 and 2017, in connection with internally-developed software and cloud computing arrangements. We recognized stock-based compensation from discontinued operations of $0.2 million for the year ended December 31, 2017.
Employee Stock Purchase Plan
The Groupon, Inc. 2012 Employee Stock Purchase Plan, as amended, authorizes us to grant up to 20,000,000 shares of common stock under that plan. For the years ended December 31, 2019, 2018 and 2017, 1,486,006, 1,621,061 and 1,879,656 shares of common stock were issued under the ESPP.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.

The table below summarizes restricted stock unit activity under the Plans for the year ended December 31, 2019:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2018	$26,623,432	$4.47
Granted	28,922,775	3.44
Vested	(13,641,439)	4.23
Forfeited	(11,364,476)	4.10
Unvested at December 31, 2019	$30,540,292	$3.74

The weighted-average grant date fair value of restricted stock units granted in 2018 and 2017 was $4.59 and $4.10. The fair value of restricted stock units that vested during each of the three years ended December 31, 2019, 2018 and 2017 was $43.8 million, $64.1 million and $67.0 million. As of December 31, 2019, $85.3 million of unrecognized compensation costs related to unvested employee restricted stock units are expected to be recognized over a remaining weighted-average period of 1.61 years.
Performance Share Units
We grant performance share units under the Plans that vest in shares of our common stock upon the achievement of financial and operational targets specified in the respective award agreement ("Performance Share Units"). For the year ended December 31, 2019, we granted performance share units that will vest if our average daily closing stock price is equal to or greater than $6.00 per share over a period of 30 consecutive trading days prior to December 31, 2022 or if a change in control occurs during the performance period at the specified stock price (and on a proportional basis for a change in control price between the grant date price and the specified stock price) ("Market-based Performance Share Units"). We determined these awards are subject to a market condition, and therefore we used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period over which we will recognize the expense. The key inputs used in the Monte Carlo simulation were the risk-free rate, our volatility of 49.8% and our cost of equity of 12.8%.
All of our performance share awards are subject to both continued employment through the performance period dictated by the award and certification by the Compensation Committee that the specified performance conditions have been achieved.
The table below summarizes Performance Share Unit activity under the Plans for the year ended December 31, 2019:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)	Market-based Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2018	3,431,918	$4.90	—	$—
Granted	4,640,467	3.89	8,486,708	3.03
Vested	(777,573)	4.88	—	—
Forfeited	(3,217,736)	4.65	(1,666,667)	3.03
Unvested at December 31, 2019	4,077,076	$3.99	6,820,041	$3.03

Maximum shares issuable upon vesting at December 31, 2019	3,898,508		6,820,041

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, $5.6 million of unrecognized compensation costs related to unvested performance share units are expected to be recognized over a remaining weighted-average period of 2.26 years and $3.1 million of unrecognized compensation costs related to unvested market-based performance share units are expected to be recognized over a remaining weighted-average period of 0.16 years.
Restricted Stock Awards
We previously granted restricted stock awards in connection with business combinations. Compensation expense on those awards was recognized on a straight-line basis over the requisite service periods of the awards. During the year ended December 31, 2017, 1.2 million restricted shares with a fair value of 5.2 million vested. There were no restricted shares outstanding as of December 31, 2017. No Restricted stock awards were granted, vested or forfeited in the years ended December 31, 2019 and 2018.
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
The table below summarizes the stock option activity for the year ended December 31, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding and exercisable at December 31, 2018	$212,787	$1.80	1.37	$298
Exercised	(74,875)	0.96
Forfeited	(3,250)	1.68
Outstanding and exercisable at December 31, 2019	$134,662	$1.95	0.67	$74

(1)
The aggregate intrinsic value of options outstanding and exercisable represents the total pretax intrinsic value (the difference between the fair value of our stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of December 31, 2019 and 2018, respectively.

We did not grant any stock options during the years ended December 31, 2019, 2018 and 2017. The total intrinsic value of options that were exercised during the years ended December 31, 2019, 2018 and 2017 was $0.1 million, $3.2 million and $4.0 million.
14. REVENUE RECOGNITION
We recognize revenue when we satisfy a performance obligation by transferring a promised good or service to a customer. Substantially all of our performance obligations are satisfied at a point in time rather than over time. We offer goods and services through our online marketplaces in three primary categories: Local, Goods and Travel. Refer to Note 20, Segment Information, for revenue summarized by reportable segment and category.
Product revenue is earned from direct sales of merchandise inventory to customers through our Goods category and includes any related shipping fees. Service revenue primarily represents the net commissions earned from selling goods or services on behalf of third-party merchants. Those transactions generally involve a customer's purchase of a voucher through one of our online marketplace that can be redeemed by the customer with a third-party merchant for goods or services (or for discounts on goods or services). To a lesser extent, service revenue also includes commissions earned when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective method. Beginning on January 1, 2018, results are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The adoption of Topic 606 did not significantly impact our presentation of revenue on a gross or net basis. Refer to Note 2, Summary of Significant Accounting Policies, for additional information about our revenue recognition accounting policies and the impact of adopting Topic 606.
Contract Balances
A substantial majority of our deferred revenue relates to product sales for which revenue will be recognized as the products are delivered to customers, generally within one week following the balance sheet date. Our deferred revenue was $18.0 million, $25.5 million and $25.8 million as of December 31, 2019, December 31, 2018 and January 1, 2018. The amount of revenue recognized for the years ended December 31, 2019 and 2018 that was included in the deferred revenue balance at the beginning of the period was $25.4 million and $25.1 million.
The following table summarizes the activity in the liability for customer credits for the years ended December 31, 2019 and 2018 (in thousands):

Customer Credits
Balance as of January 1, 2018	$19,414
Credits issued	126,874
Credits redeemed (1)	(112,161)
Breakage revenue recognized	(18,802)
Foreign currency translation	(207)
Balance as of December 31, 2018	15,118
Credits issued	115,031
Credits redeemed (1)	(102,682)
Breakage revenue recognized	(13,699)
Foreign currency translation	(4)
Balance as of December 31, 2019	$13,764

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

Cost of Obtaining Contracts
Deferred contract acquisition costs are presented within the following line items of the consolidated balance sheets as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Prepaid expenses and other current assets	2,501	2,923
Other non-current assets	10,133	11,285
For the years ended December 31, 2019 and 2018, we amortized $20.4 million and $25.2 million of deferred contract acquisition costs and did not recognize any impairment losses in relation to the deferred costs.
15. RESTRUCTURING
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We incurred cumulative costs for employee severance and benefits and other exit costs of $80.1 million under the plan since its inception in September 2015. In addition to those costs, we incurred cumulative long-lived asset impairment charges of $7.5 million resulting from our restructuring activities. There were no asset impairments as a result of restructuring activities during the years ended December 31, 2019, 2018 and 2017. The amounts presented in Restructuring charges for the years ended December 31, 2019 and 2018 reflect changes in estimates related to prior actions.
The following tables summarize costs incurred by segment related to the restructuring plan for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31, 2019
	Employee Severance and Benefit Costs	Other Exit Costs	Total Restructuring Charges
North America	$—	$—	$—
International	31	—	31
Consolidated	$31	$—	$31

	Year Ended December 31, 2018
	Employee Severance and Benefit Costs	Other Exit Costs	Total Restructuring Charges
North America	$—	$177	$177
International	(353)	40	(313)
Consolidated	$(353)	$217	$(136)

	Year Ended December 31, 2017
	Employee Severance and Benefit Costs (1)	Other Exit Costs	Total Restructuring Charges
North America	$8,172	$3,826	$11,998
International	4,814	2,016	6,830
Consolidated	$12,986	$5,842	$18,828

(1)	The employee severance and benefit costs for the year ended December 31, 2017 related to the termination of approximately 750 employees.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes restructuring liability activity for the years ended December 31, 2019 and 2018 (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2017	$3,817	$304	$4,121
Charges payable in cash	(353)	217	(136)
Cash payments	(2,256)	(521)	(2,777)
Foreign currency translation	(89)	—	(89)
Balance as of December 31, 2018	$1,119	$—	$1,119
Charges payable in cash	31	—	31
Cash payments	(436)	—	(436)
Foreign currency translation	(15)	—	(15)
Balance as of December 31, 2019	$699	$—	$699

16. INCOME TAXES
The components of pretax income (loss) from continuing operations for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$6,758	$23,349	$30,095
International	(20,289)	(22,318)	6,050
Income (loss) before provision (benefit) for income taxes	$(13,531)	$1,031	$36,145

The provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017 was allocated between continuing operations and discontinued operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Continuing Operations	$761	$(957)	$7,544
Discontinued Operations	—	—	—
Total	$761	$(957)	$7,544

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2019, 2018 and 2017 consisted of the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current taxes:
U.S. federal	$(5,901)	$768	$(120)
State	929	57	191
International	7,218	3,218	6,870
Total current taxes	2,246	4,043	6,941
Deferred taxes:
U.S. federal	32	(319)	(1,335)
State	(9)	—	50
International	(1,508)	(4,681)	1,888
Total deferred taxes	(1,485)	(5,000)	603
Provision (benefit) for income taxes	$761	$(957)	$7,544

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The items accounting for differences between the income tax provision (benefit) from continuing operations computed at the U.S. federal statutory rate and the provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2019	2018 (3)	2017
U.S. federal income tax provision (benefit) at statutory rate	$(2,842)	$216	$12,651
Foreign income and losses taxed at different rates (1)	5,529	2,113	4,524
State income taxes, net of federal benefits, and state tax credits	5,297	720	(4,980)
Change in valuation allowances	(10,074)	(7,727)	(36,057)
Effect of income tax rate changes on deferred items (2)	(3,443)	1,544	20,466
Tax effects of intercompany transactions	—	607	3,332
Adjustments related to uncertain tax positions	(12,418)	18	1,824
Non-deductible stock-based compensation expense	6,355	3,239	5,002
Tax shortfalls on stock-based compensation awards	2,042	(335)	4,290
Federal research and development credits	3,447	(8,331)	(7,862)
Forgiveness of intercompany liabilities	67	(1,340)	(2,494)
Ordinary stock loss	—	(11,815)	—
Net operating loss expiration	12,537	—	—
Non-deductible or non-taxable items	(5,736)	20,134	6,848
Provision (benefit) for income taxes	$761	$(957)	$7,544

(1)
Tax rates in foreign jurisdictions were generally lower than the U.S. federal statutory rate through December 31, 2019. This results in an adverse impact to the provision (benefit) for income taxes in this rate reconciliation for the years ended December 31, 2019, 2018 and 2017 prior to the impact of valuation allowances, due to the net pretax losses from continuing operations in certain foreign jurisdictions with lower tax rates.

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

(3)
During the year ended December 31, 2019, we updated our net operating losses to remove deferred tax assets that could never be utilized due to IRC Section 382 limitations. The amount of State income taxes, net of federal benefits, and state tax credits, Change in valuation allowances and Non-deductible or non-taxable items for the year ended December 31, 2018 have been updated from $2.0 million, $3.8 million and $7.3 million previously reported to reflect that change.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred income tax assets and liabilities consisted of the following components as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accrued expenses and other liabilities	$35,565	$25,694
Operating lease obligation	22,557	—
Stock-based compensation	7,657	5,167
Net operating loss and tax credit carryforwards (1)	157,202	194,773
Intangible assets, net	21,002	16,482
Investments	23,012	5,916
Unrealized foreign currency exchange losses	3,765	1,882
Other	1,017	1,021
Total deferred tax assets	271,777	250,935
Less: Valuation allowances (1)	(206,394)	(216,468)
Deferred tax assets, net of valuation allowance	65,383	34,467
Deferred tax liabilities:
Prepaid expenses and other assets	(16,343)	(12,737)
Property, equipment and software, net	(11,994)	(12,576)
Right-of-use asset	(20,172)	—
Convertible senior notes	(1,883)	(2,457)
Deferred revenue	(14,064)	(7,255)
Total deferred tax liabilities	(64,456)	(35,025)
Net deferred tax asset (liability)	$927	$(558)

(1)
During the year ended December 31, 2019, we updated our net operating losses to remove deferred tax assets that could never be utilized due to IRC Section 382 limitations. The amount of Net operating loss and tax credit carryforwards and Valuation allowances for the year ended December 31, 2018 have been updated from $206.3 million and $228.0 million previously reported to reflect that change.

We have incurred significant losses in recent periods and had an accumulated deficit of $1,032.9 million as of December 31, 2019. As a result, we maintained valuation allowances against our domestic deferred tax assets and substantially all of our foreign deferred tax assets as of December 31, 2019 and 2018 to reduce their carrying values to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.
We had $48.1 million of federal net operating loss carryforwards as of December 31, 2019 which will begin expiring in 2027. We had $214.7 million of state net operating loss carryforwards as of December 31, 2019, which began expiring in the current period. As of December 31, 2019, we had $343.0 million of foreign net operating loss carryforwards, a significant portion of which carry forward for an indefinite period.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity related to our gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning Balance	$87,637	$87,359	$80,081
Increases related to prior year tax positions	3,754	1,500	960
Decreases related to prior year tax positions	(28,767)	(21)	(1,196)
Increases related to current year tax positions	6,086	7,533	9,571
Decreases based on settlements with taxing authorities	—	—	—
Decreases due to lapse of statute limitations	(3,875)	(9,447)	(3,777)
Foreign currency translation	(474)	713	1,720
Ending Balance	$64,361	$87,637	$87,359

The total amount of unrecognized tax benefits as of December 31, 2019, 2018 and 2017 that, if recognized, would affect the effective tax rate are $25.1 million, $33.3 million and $37.6 million.
We recognized $1.4 million, $1.6 million and $0.2 million of interest and penalties within Provision (benefit) for income taxes on our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017. Total accrued interest and penalties as of December 31, 2019 and 2018 were $4.9 million and $5.4 million, and are included within Other non-current liabilities in our consolidated balance sheets.
We are currently under IRS audit for the 2015, 2016 and 2017 tax years. Additionally, we are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We recognized income tax benefits of $12.3 million, $7.9 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, as a result of new information that impacted our estimates of the amounts that are more-likely-than not of being realized upon settlement of the related tax positions and due to expirations of the applicable statutes of limitations. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $113.3 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $20.4 million in unrecognized tax benefits may occur within the 12 months following December 31, 2019 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of December 31, 2019 and 2018 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
Groupon uses a cost-sharing arrangement under which controlled members agree to share the costs and risks of developing intangible properties in accordance with their reasonably anticipated share of benefits from the intangibles. On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. This opinion reversed an earlier decision of the United States Tax Court. On August 7, 2018, the Ninth Circuit Court of Appeals withdrew its July 24, 2018 opinion. On June 7, 2019, the United States Court of Appeals for the Ninth Circuit reversed the Tax Court decision and ruled that stock-based compensation must be included in the shared pool of expenses. The ruling, which was outside the Circuit Court of Appeals for Groupon, did not have a material impact on our provision for income taxes for the year ended December 31, 2019.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. VARIABLE INTEREST ENTITY
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
We have an arrangement with a strategic partner to offer deals related to live events, and a limited liability company ("LLC") has been established to administer that arrangement. Groupon and the strategic partner each own 50% of the outstanding LLC interests and income and cash flows of the LLC are allocated based on agreed upon percentages specified in the related LLC agreement.
Our obligations associated with our interests in the LLC are primarily administering transactions, contributing intellectual property, identifying deals and promoting the sale of deal offerings, coordinating the distribution of deal offerings and providing the record keeping.
Under the LLC agreement, as amended, the LLC shall be dissolved upon the occurrence of any of the following events: (1) either party becoming a majority owner; (2) July 2022; (3) certain elections of Groupon or the strategic partner based on the operational performance of the LLC or other changes to certain terms in the agreement; (4) election of either Groupon or the strategic partner in the event of bankruptcy by the other party; (5) sale of the LLC; or (6) a court's dissolution of the LLC.
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
18. FAIR VALUE MEASUREMENTS
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following tables summarize assets that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fair value option investments	$1,405	$—	$—	$1,405
Available-for-sale securities - redeemable preferred shares	—	—	—	—
Liabilities:
Contingent consideration	1,298	—	—	1,298

		Fair Value Measurement at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fair value option investments	$73,902	$—	$—	$73,902
Available-for-sale securities - redeemable preferred shares	10,340	—	—	10,340
Liabilities:
Contingent consideration	1,529	—	—	1,529

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Assets
Fair value option investments:
Beginning Balance	$73,902	$82,966	$82,584
Total gains (losses) included in earnings	(72,497)	(9,064)	382
Ending Balance	$1,405	$73,902	$82,966
Unrealized (losses) gains still held (1)	$(72,497)	$(9,064)	$382
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$—	$11,354	$10,038
Purchases and acquisition of convertible debt securities	—	—	1,612
Proceeds from sales and maturities of convertible debt securities	—	(8,594)	(1,843)
Transfer to other equity method investment upon conversion of convertible debt security	—	(4,008)	—
Total gains (losses) included in other comprehensive income (loss)	—	(1,148)	(437)
Total gains (losses) included in earnings(2)	—	2,396	1,984
Ending Balance	$—	$—	$11,354
Unrealized gains (losses) still held (1)	$—	$—	$1,303
Redeemable preferred shares:
Beginning Balance	$10,340	$15,431	$17,444
Total gains (losses) included in other comprehensive income (loss)	(379)	379	931
Impairments included in earnings	(9,961)	(5,470)	(2,944)
Ending Balance	$—	$10,340	$15,431
Unrealized gains (losses) still held (1)	$(10,340)	$(5,091)	$(2,013)

Liabilities
Contingent Consideration:
Beginning Balance	$1,529	$—	$14,588
Issuance of contingent consideration in connection with acquisitions	—	1,589	—
Settlements of contingent consideration liabilities	(312)	—	(7,858)
Reclass to non-fair value liabilities when no longer contingent	—	—	(6,778)
Total losses (gains) included in earnings	39	56	48
Foreign currency translation	42	(116)	—
Ending Balance	$1,298	$1,529	$—
Unrealized losses (gains) still held (1)	$39	$56	$—

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or increased due to an observable price change in an orderly transaction. For the year ended December 31, 2019, we adjusted the carrying value of an other equity investment for observable price changes in an orderly transaction, which resulted in an unrealized gain of $51.4 million.
For the year ended December 31, 2018, we recorded a $4.6 million impairment of an other equity investment. To determine the fair value of the investment, we considered the financial condition of the investee and applied a market approach. We have classified the fair value measurement of that other equity investment as Level 3 because it involves significant unobservable inputs. Refer to Note 7, Investments, for additional information.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We did not record any significant nonrecurring fair value measurements after initial recognition for the year ended December 31, 2017.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of December 31, 2019 and 2018 due to their short-term nature.
19. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, restricted stock units, performance share units, performance bonus awards, ESPP shares, warrants and convertible senior notes. If dilutive, those potentially dilutive securities are reflected in diluted net income (loss) per share using the treasury stock method, except for the convertible senior notes, which are subject to the if-converted method.
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share amounts and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$(14,292)	$1,988	$28,601
Less: Net income (loss) attributable to noncontrolling interests	10,682	13,067	12,587
Net income (loss) attributable to common stockholders - continuing operations	$(24,974)	$(11,079)	$16,014
Net income (loss) attributable to common stockholders - discontinued operations	2,597	—	(1,974)
Net income (loss) attributable to common stockholders	$(22,377)	$(11,079)	$14,040
Denominator
Shares used in computation of basic net income (loss) per share	567,408,340	566,511,108	559,367,075
Weighted-average effect of diluted securities:
Stock Options	—	—	842,047
Restricted Stock	—	—	488,773
Restricted Stock Units	—	—	7,153,674
Employee Stock Purchase Plan	—	—	201,504
Performance Share Units and Performance Bonus Awards	—	—	365,298
Shares used in computation of diluted net income (loss) per share	567,408,340	566,511,108	568,418,371

Basic net income (loss) per share:
Continuing operations	$(0.04)	$(0.02)	$0.03
Discontinued operations	0.00	—	(0.00)
Basic net income (loss) per share	$(0.04)	$(0.02)	$0.03

Diluted net income (loss) per share:
Continuing operations	$(0.04)	$(0.02)	$0.03
Discontinued operations	0.00	—	(0.01)
Diluted net income (loss) per share	$(0.04)	$(0.02)	$0.02

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Year Ended December 31,
	2019	2018	2017
Restricted stock units	33,040,043	30,552,028	8,087,545
Other stock-based compensation awards	2,511,249	2,041,099	13,000
Convertible senior notes	46,296,300	46,296,300	46,296,300
Warrants	46,296,300	46,296,300	46,296,300
Total	128,143,892	125,185,727	100,693,145
We had outstanding Market-based Performance Share Units as of December 31, 2019 that were eligible to vest into shares of common stock subject to the achievement of specified performance or market conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. As of December 31, 2019, there were up to 6,820,041 shares of common stock issuable upon vesting of outstanding Market-based Performance Share Units that were excluded from the table above as the performance or market conditions were not satisfied as of the end of the period.
20. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by our chief operating decision maker to assess performance and make resource allocation decisions. Our operations are organized into two segments: North America and International.
The following table summarizes revenue by reportable segment and category for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
North America
Service revenue:
Local	$721,038	$752,863	$825,579
Goods	16,236	18,283	16,768
Travel	57,939	71,856	78,495
Total service revenue	795,213	843,002	920,842
Product revenue - Goods	563,694	796,393	993,326
Total North America revenue (1)	1,358,907	1,639,395	1,914,168

International
Service revenue:
Local	287,611	306,700	281,466
Goods	9,441	14,602	20,358
Travel	34,092	41,183	43,786
Total service revenue	331,144	362,485	345,610
Product revenue - Goods	528,864	634,866	584,099
Total International revenue (1)	$860,008	$997,351	$929,709

(1)
North America includes revenue from the United States of $1,333.9 million, $1,600.2 million and $1,884.7 million for the years ended December 31, 2019, 2018 and 2017. International includes revenue from the United Kingdom of $314.3 million, $390.4 million and $343.9 million for the years ended December 31, 2019, 2018 and 2017. There were no other individual countries that represented more than 10% of consolidated total revenue for the years ended December 31, 2019, 2018 and 2017. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes gross profit by reportable segment and category for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
North America
Service gross profit:
Local	$643,499	$671,352	$708,573
Goods	13,165	15,302	12,929
Travel	45,739	57,945	60,594
Total service gross profit	702,403	744,599	782,096
Product gross profit - Goods	105,342	146,085	145,582
Total North America gross profit	807,745	890,684	927,678

International
Service gross profit:
Local	269,666	289,427	265,348
Goods	8,509	13,252	17,910
Travel	31,317	38,132	40,288
Total service gross profit	309,492	340,811	323,546
Product gross profit - Goods	68,892	89,106	82,637
Total International gross profit	$378,384	$429,917	$406,183

The following table summarizes operating income by reportable segment for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Operating income (loss) (1) (2) (3) (4) :
North America	$65,728	$19,909	$(45)
International	(25,930)	34,130	29,480
Total operating income (loss)	$39,798	$54,039	$29,435

(1)
Includes stock-based compensation of $72.8 million, $59.7 million and $76.1 million for North America and $8.8 million, $5.0 million and $5.7 million for International for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Includes acquisition-related (benefit) expense, net of $0.7 million for International for the year ended December 31, 2018.

(3)	Includes restructuring charges for North America and International. See Note 15, Restructuring, for restructuring charges by segment.

(4)	Includes a $34.6 million charge related to the IBM patent litigation matter for North America for the year ended December 31, 2018.
The following table summarizes total assets by reportable segment as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Total assets:
North America (1)	$1,045,500	$958,412
International (1)	541,243	683,730
Consolidated total assets	$1,586,743	$1,642,142

(1)
North America contains assets from the United States of $1,020.0 million and $940.5 million as of December 31, 2019 and 2018. International contains assets from Ireland of $204.6 million as of December 31, 2018 and from Switzerland of $175.2 million as of December 31, 2019. Assets from Ireland were less than 10% of consolidated total assets as of December 31, 2019. There were no other individual countries that represented more than 10% of consolidated total assets as of December 31, 2019 and 2018.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes tangible property and equipment, net of accumulated depreciation and amortization, by reportable segment as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
North America (1)	$35,798	$51,032
International (1)	17,719	20,773
Consolidated total	$53,517	$71,805

(1)
Substantially all tangible property and equipment within North America is located in the United States. There were no other individual countries located outside of the United States that represented more than 10% of consolidated tangible property and equipment, net as of December 31, 2019 and 2018.

The following table summarizes depreciation and amortization of property, equipment and software and intangible assets by reportable segment for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
North America	$89,083	$101,419	$121,616
International	16,682	14,409	16,211
Consolidated total	$105,765	$115,828	$137,827

The following table summarizes expenditures for additions to tangible long-lived assets by reportable segment for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
North America	$6,791	$6,194	$5,917
International	6,103	10,393	5,106
Consolidated total	$12,894	$16,587	$11,023

21. RELATED PARTY TRANSACTION
On December 28, 2016, we entered into a sublease for portions of our office space at 600 West Chicago to Uptake, Inc. ("Uptake"), a Lightbank LLC ("Lightbank") portfolio company. Eric Lefkofsky, our co-founder and Chairman of the Board, is a co-founder and owns a significant equity interest in Lightbank. The sublease was a market rate transaction on terms that we believe are no less favorable than would have been reached with an unrelated third party. The sublease extends through January 31, 2026 and sublease rentals over the entire term total approximately $18.2 million. Pursuant to our related party transaction policy, our Audit Committee approved the sublease. We recognized income from the sublease of $2.1 million, $2.1 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. QUARTERLY RESULTS (UNAUDITED)
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

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2019	2019	2019	2019	2018	2018 (1)	2018 (1)	2018
Consolidated Statements of Operations Data:
Revenue	$612,316	$495,612	$532,577	$578,410	$799,927	$592,883	$617,396	$626,540
Cost of revenue	302,275	217,672	240,445	272,394	433,858	286,894	293,738	301,655
Gross profit	310,041	277,940	292,132	306,016	366,069	305,989	323,658	324,885
Income (loss) from operations	40,105	4,637	(7,139)	2,195	61,876	53,023	(64,245)	3,385
Income (loss) from continuing operations	79,208	(14,685)	(37,645)	(41,170)	49,862	47,175	(92,254)	(2,795)
Income (loss) from discontinued operations, net of tax	435	—	—	2,162	—	—	—	—
Net income (loss) attributable to Groupon, Inc.	77,041	(16,685)	(40,246)	(42,487)	46,228	44,615	(95,034)	(6,888)
Basic net income (loss) per share (2) :
Continuing operations	$0.14	$(0.03)	$(0.07)	$(0.08)	$0.08	$0.08	$(0.17)	$(0.01)
Discontinued operations	0.00	—	—	0.01	—	—	—	—
Basic net income (loss) per share	$0.14	$(0.03)	$(0.07)	$(0.07)	$0.08	$0.08	$(0.17)	$(0.01)
Diluted net income (loss) per share (2):
Continuing operations	$0.13	$(0.03)	$(0.07)	$(0.08)	$0.08	$0.08	$(0.17)	$(0.01)
Discontinued operations	0.00	—	—	0.01	—	—	—	—
Diluted net income (loss) per share	$0.13	$(0.03)	$(0.07)	$(0.07)	$0.08	$0.08	$(0.17)	$(0.01)

(1)
Income (loss) from continuing operations includes a $40.4 million benefit and $75.0 million charge for the three months ended September 30, 2018 and June 30, 2018 related to our patent litigation with IBM.

(2)	The sum of per share amounts for quarterly periods may not equal year-to-date amounts due to rounding.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. SUBSEQUENT EVENTS
In January 2020, we sold 50% of our shares in an other equity investment for total cash consideration of $34.0 million, which approximated cost adjusted for observable price changes as of December 31, 2019. Refer to Note 7, Investments, for additional information.
In February 2020, we announced that we plan to exit our Goods category. After we exit the Goods category, we will no longer generate product revenue or service revenue from goods offerings and no longer incur the related costs of revenue. We are currently evaluating the accounting impacts of this announcement.

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
Based on this evaluation, our management concluded that, as of December 31, 2019, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Groupon, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 18, 2020, expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of ASC Topic 842, Leases, and ASC Topic 606, Revenue from Contracts with Customers.
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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 18, 2020

ITEM 9B. OTHER INFORMATION
Election of Directors

On February 18, 2020, the Board of Directors (the “Board”) of Groupon, Inc. (the “Company”) announced that it has increased the size of the Board to ten directors and elected Valerie Mosley and Helen Vaid to the Board, effective as of April 6, 2020.

There are no arrangements or understandings pursuant to which Mses. Mosley and Vaid were elected to the Board. Since the beginning of the last fiscal year, there have been no related party transactions between the Company and either of Ms. Mosley or Ms. Vaid that would be reportable under Item 404(a) of Regulation S-K.

Mses. Mosley and Vaid will participate in the Company’s standard compensation program for non-employee directors.

Appointment of Chief Financial Officer

On February 18, 2020, the Company announced that Melissa Thomas has been appointed as the Company’s Chief Financial Officer, effective immediately. Ms. Thomas also will continue to serve as the Company’s Chief Accounting Officer and Treasurer.

Ms. Thomas, age 40, has served as the Company’s Interim Chief Financial Officer, Chief Accounting Officer and Treasurer since August 2019. She previously served as the Company’s Chief Accounting Officer and Treasurer since November 2018 and Vice President of Commercial Finance from May 2017 to November 2018. Prior to joining Groupon, Ms. Thomas served as Vice President of Finance at Surgical Care Affiliates from June 2016 to May 2017. From August 2007 to May 2016, Ms. Thomas served in a variety of finance and accounting leadership roles at Orbitz Worldwide (NYSE: OWW), most recently as Vice President of Finance. Prior to Orbitz, Ms. Thomas held accounting positions at Equity Office Properties and began her career at PricewaterhouseCoopers.

There are no family relationships between Ms. Thomas and any of the directors or executive officers of the Company, and there are no transactions in which Ms. Thomas has an interest requiring disclosure under Item 404(a) of Regulation S-K. There is no arrangement or understanding between Ms. Thomas and any other person pursuant to which Ms. Thomas was appointed as an officer of the Company.

Named Executive Officer Compensation

On February 17, 2020, the Compensation Committee (the “Compensation Committee”) of the Board in connection with its annual compensation review process approved equity awards of restricted stock units (“RSUs”) and performance stock units (“PSUs”) under the Groupon, Inc. 2011 Incentive Plan, as amended, for named executive officers in amounts and on terms consistent with prior practice (except as described below with respect to the Chief Financial Officer). Other than as set forth below, there are no changes to the base salaries and target bonus amounts of the Company’s named executive officers for 2020.

In connection with her appointment as Chief Financial Officer, Ms. Thomas will receive an annual base salary of $550,000, and she will be eligible for an annual performance bonus with a target amount of $300,000. In addition, Ms. Thomas will receive (i) RSUs with a value equal to $1,440,000, which will vest in varying amounts beginning in December 2020 until May 2022 and (ii) PSUs with a value equal to $960,000, which will vest over a three year period. These PSUs may be earned, if at all, in an amount ranging from 0% to 200% of the target award depending on the achievement of performance measures in 2020.

The equity awards described above will be granted to the named executive officers on a future date in connection with the Company’s regular annual compensation process.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Directors is incorporated by reference from the information under the captions "Board of Directors" and "Corporate Governance at Groupon" in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2019 ("2020 Proxy Statement"). Information regarding our Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board Committees" and "Audit Committee Report" in our 2020 Proxy Statement. Information regarding our Executive Officers can be found in Part I of this Annual Report on Form 10-K.
Code of Ethics
We have adopted a Code of Conduct, which is applicable to our chief executive officer, chief financial officer and other principal executive and senior financial officers. Our Code of Conduct is available through our website (www.groupon.com). Information about the Code of Conduct is incorporated by reference from the information under the caption "Corporate Governance at Groupon" in our 2020 Proxy Statement. We will post any amendment to or waiver from the provisions of the Code of Conduct that applies to the above executive officers on our investor relations website (investor.groupon.com) under the caption "Corporate Governance."
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information under the captions "Named Executive Officer Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2020 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information under the captions "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in our 2020 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information under the captions "Corporate Governance at Groupon," "Board Independence and Expertise" and "Certain Relationships and Related Party Transactions" in our 2020 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information under the caption "Independent Registered Public Accounting Firm" in our 2020 Proxy Statement.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) We have filed the following documents as part of the Annual Report on Form 10-K
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2019 and 2018 and for the Years Ended December 31, 2019, 2018 and 2017

 (2) Financial Statement Schedules - Groupon, Inc.
Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Net Increase (Decrease) to Expense (1)	Acquisitions and Other	Balance at End of Year
	(in thousands)
TAX VALUATION ALLOWANCE:
Year ended December 31, 2019	216,468	(10,074)	—	206,394
Year ended December 31, 2018 (2)	238,703	(7,727)	(14,508)	216,468
Year ended December 31, 2017	220,611	10,477	7,615	238,703

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

(2)
During the year ended December 31, 2019, we updated our net operating losses to remove deferred tax assets that could never be utilized due to IRC Section 382 limitations. The amount of Net Increase (Decrease) to Expense, Acquisitions and Other and Balance at End of Year for the year ended December 31, 2018 have been updated from $3.8 million, $14.5 million and $228.0 million previously reported to reflect that change.

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

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 8-A/A filed on October 31, 2016).
3.2*	Amended and Restated By-Laws.
3.3	Amendment to the Amended and Restated By-Laws of the Company, dated as of June 10, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2016).
4.1	Specimen Stock Certificate of Common Stock (incorporated by reference to the Company's Registration Statement on Form 8-A/A filed on October 31, 2016).
4.2	Indenture, dates as of April 4, 2016, between the Company and U.S Bank, National Association, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on April 4, 2016).
4.3	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*	2008 Stock Option Plan.**
10.2*	Form of Notice of Grant of Stock Option under 2008 Stock Option Plan.**
10.3*	2010 Stock Plan.**
10.4*	Form of Notice of Grant of Stock Option under 2010 Stock Plan.**
10.5*	Form of Notice of Restricted Stock Unit Award under 2010 Stock Plan.**
10.6*	Form of Indemnification Agreement.**
10.7	Form of Severance Benefit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).**
10.8	2011 Incentive Plan, as amended and restated effective as of October 31, 2016 (incorporated by reference to the Company's Current Report on Form 8-K filed on October 31, 2016).**
10.9	Non-Employee Directors’ Compensation Plan **[1]
10.10	Form of Notice of Restricted Stock Award under 2011 Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).**
10.11
Form of Notice of Performance Share Unit Award and Form of Performance Share Unit Award Agreement under 2011 Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.12
Form of Notice of Performance Share Unit Award and Form of performance Share Unit Award Agreement under 2011 Incentive Plan (incorporate by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

10.13
Form of Notice and Performance Share Unit Award Agreement under the Groupon, Inc. 2011 Incentive Plan, as Amended (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).**

10.14	Investment Agreement, dated as of April 3, 2016, between the Company and A-G Holdings, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 4, 2016).
10.15
Voting Agreement, dated as of April 4, 2016, among the Company, A-G Holdings, L.P. and the stockholders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 4, 2016).

10.16
Amendment No. 1 to Voting Agreement, dated as of February 13, 2018, by and among Eric Lefkofsky, Green Media, LLC, Bradley Keywell, Rugger Ventures LLC, A-G Holdings, L.P., and Groupon, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 14, 2018).

10.17
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

10.19
Second Amended and Restated Credit Agreement, dated as of May 14, 2019, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 20, 2019).

21.1	Subsidiaries of Groupon, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File
_____________________________________

*    Incorporated by reference to the Company's registration statement on Form S-1 (registration number 333-174661)

**    Management contract or compensatory plan or arrangement.

***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

Item 16. Form 10-K Summary (optional)
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of February 2020.

GROUPON, INC.
By:	/s/ RICH WILLIAMS
	Name:	Rich Williams
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Rich Williams and Melissa Thomas, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 18, 2020.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of February 2020.

Signature	Title

/s/ Rich Williams	Chief Executive Officer and Director (Principal Executive Officer)
Rich Williams
/s/ Melissa Thomas	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Melissa Thomas
/s/ Eric Lefkofsky	Director
Eric Lefkofsky
/s/ Michael Angelakis	Director
Michael Angelakis
/s/ Peter J. Barris	Director
Peter J. Barris
/s/ Robert J. Bass	Director
Robert J. Bass
/s/ Theodore J. Leonsis	Director
Theodore J. Leonsis
/s/ Deborah Wahl	Director
Deborah Wahl
/s/ Ann E. Ziegler	Director
Ann E. Ziegler