Form 10-Q
period 2020-03-31
Groupon, Inc.
filed 2020-06-16
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Yes ☐  No  ☒
As of June 12, 2020, there were 28,635,659 shares of the registrant's common stock outstanding.

______________________________________________________

EXPLANATORY NOTE
As previously disclosed in Groupon, Inc.’s (the “Company”) Form 8-K filed with the SEC on April 13, 2020, the filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Quarterly Report”) was delayed due to circumstances related to the novel coronavirus (“COVID-19”) and its impact on the Company’s operations. In particular, COVID-19 has caused disruptions in the Company’s day-to-day activities, including limiting the Company’s access to its facilities and certain technology systems that the Company’s staff relies on to efficiently perform work on its Quarterly Report. The Company relied on the Securities and Exchange Commission’s order dated March 4, 2020 and amended March 25, 2020 (Release Nos. 34-88318 and 34-88465) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of this Quarterly Report.

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute, and achieve the expected benefits of our go-forward strategy, including the planned phase down of the Goods category; volatility in our operating results; effects of pandemics or disease outbreaks, including COVID-19, on our business; execution of our business and marketing strategies; retaining existing customers and adding new customers; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments and any potential adverse impact from the United Kingdom's exit from the European Union; retaining and adding high quality merchants; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; reliance on cloud-based computing platforms; competing successfully in our industry; providing a strong mobile experience for our customers; maintaining and improving our information technology infrastructure; our voucherless offerings; claims related to product and service offerings; managing inventory and order fulfillment risks; litigation; managing refund risks; retaining and attracting members of our executive team; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; tax liabilities; tax legislation; protecting our intellectual property; maintaining a strong brand; customer and merchant fraud; payment-related risks; our ability to effectuate an amendment of our credit agreement on a timely basis or at all; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; our common stock, including volatility in our stock price; our convertible senior notes; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, and the risk factor set forth in Item 8.01 of our Current Report on Form 8-K, filed with the SEC on April 13, 2020, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$666,867	$750,887
Accounts receivable, net	45,430	54,953
Prepaid expenses and other current assets	67,103	82,073
Total current assets	779,400	887,913
Property, equipment and software, net	103,318	124,950
Right-of-use assets - operating leases, net	92,893	108,390
Goodwill	211,255	325,017
Intangible assets, net	33,096	35,292
Investments (including $0 and $1,405 at March 31, 2020 and December 31, 2019, at fair value)	33,699	76,576
Other non-current assets	28,945	28,605
Total Assets	$1,282,606	$1,586,743
Liabilities and Equity
Current liabilities:
Short-term borrowings	$150,000	$—
Accounts payable	26,061	20,415
Accrued merchant and supplier payables	311,063	540,940
Accrued expenses and other current liabilities	242,097	260,192
Total current liabilities	729,221	821,547
Convertible senior notes, net	218,385	214,869
Operating lease obligations	103,820	110,294
Other non-current liabilities	39,673	44,987
Total Liabilities	1,091,099	1,191,697
Commitments and contingencies (see Note 6)
Stockholders' Equity
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 38,712,045 shares issued and 28,417,928 shares outstanding at March 31, 2020; 38,584,854 shares issued and 28,290,737 shares outstanding at December 31, 2019	77	77
Additional paid-in capital	2,323,144	2,310,320
Treasury stock, at cost, 10,294,117 and 10,294,117 shares at March 31, 2020 and December 31, 2019	(922,666)	(922,666)
Accumulated deficit	(1,246,477)	(1,032,876)
Accumulated other comprehensive income (loss)	37,120	39,081
Total Groupon, Inc. Stockholders' Equity	191,198	393,936
Noncontrolling interests	309	1,110
Total Equity	191,507	395,046
Total Liabilities and Equity	$1,282,606	$1,586,743
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Service	$207,028	$285,827
Product	167,122	292,583
Total revenue	374,150	578,410
Cost of revenue:
Service	26,915	28,627
Product	145,988	243,767
Total cost of revenue	172,903	272,394
Gross profit	201,247	306,016
Operating expenses:
Marketing	60,130	93,397
Selling, general and administrative	207,141	210,424
Goodwill impairment	109,486	—
Long-lived asset impairment	22,351	—
Total operating expenses	399,108	303,821
Income (loss) from operations	(197,861)	2,195
Other income (expense), net	(18,987)	(46,855)
Income (loss) from continuing operations before provision (benefit) for income taxes	(216,848)	(44,660)
Provision (benefit) for income taxes	(5,988)	(3,490)
Income (loss) from continuing operations	(210,860)	(41,170)
Income (loss) from discontinued operations, net of tax	382	2,162
Net income (loss)	(210,478)	(39,008)
Net income attributable to noncontrolling interests	(3,044)	(3,479)
Net income (loss) attributable to Groupon, Inc.	$(213,522)	$(42,487)

Basic and diluted net income (loss) per share:
Continuing operations	$(7.54)	$(1.57)
Discontinued operations	0.01	0.08
Basic and diluted net income (loss) per share	$(7.53)	$(1.49)

Weighted average number of shares outstanding
Basic	28,365,216	28,504,756
Diluted	28,365,216	28,504,756

Comprehensive income (loss):
Net income (loss)	$(210,478)	$(39,008)
Other comprehensive income (loss):
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	(1,961)	3,272
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $0 and $13 for the three months ended March 31, 2020 and 2019)	—	41
Other comprehensive income (loss) from continuing operations	(1,961)	3,313
Other comprehensive income (loss) from discontinued operations	—	—
Other comprehensive income (loss)	(1,961)	3,313

Comprehensive income (loss)	(212,439)	(35,695)
Comprehensive income (loss) attributable to noncontrolling interest	(3,044)	(3,479)
Comprehensive income (loss) attributable to Groupon, Inc.	$(215,483)	$(39,174)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	38,584,854	$77	$2,310,320	(10,294,117)	$(922,666)	$(1,032,876)	$39,081	$393,936	$1,110	$395,046
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	(79)	—	(79)	—	(79)
Comprehensive income (loss)	—	—	—	—	—	(213,522)	(1,961)	(215,483)	3,044	(212,439)
Vesting of restricted stock units and performance share units	165,705	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	28,621	—	1,163	—	—	—	—	1,163	—	1,163
Tax withholdings related to net share settlements of stock-based compensation awards	(67,135)	—	(3,684)	—	—	—	—	(3,684)	—	(3,684)
Stock-based compensation on equity-classified awards	—	—	15,345	—	—	—	—	15,345	—	15,345
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,845)	(3,845)
Balance at March 31, 2020	38,712,045	$77	$2,323,144	(10,294,117)	$(922,666)	$(1,246,477)	$37,120	$191,198	$309	$191,507
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	38,496,972	$76	$2,234,560	(9,592,756)	$(877,491)	$(1,010,499)	$34,602	$381,248	$1,363	$382,611
Comprehensive income (loss)	—	—	—	—	—	(42,487)	3,313	(39,174)	3,479	(35,695)
Exercise of stock options	625	—	8	—	—	—	—	8	—	8
Vesting of restricted stock units and performance share units	208,020	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	35,964	—	1,998	—	—	—	—	1,998	—	1,998
Tax withholdings related to net share settlements of stock-based compensation awards	(79,286)	—	(5,681)	—	—	—	—	(5,681)	—	(5,681)
Payments for repurchases of common stock	—	—	—	(220,399)	(15,055)	—	—	(15,055)		(15,055)
Stock-based compensation on equity-classified awards	—	—	17,731	—	—	—	—	17,731	—	17,731
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,521)	(3,521)
Balance at March 31, 2019	38,662,295	$76	$2,248,616	(9,813,155)	$(892,546)	$(1,052,986)	$37,915	$341,075	$1,321	$342,396
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$(210,478)	$(39,008)
Less: Income (loss) from discontinued operations, net of tax	382	2,162
Income (loss) from continuing operations	(210,860)	(41,170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	23,385	24,522
Amortization of acquired intangible assets	2,524	3,894
Impairment of goodwill	109,486	—
Impairment of long-lived assets	22,351	—
Stock-based compensation	14,015	16,411
Impairment of investment	6,684	—
(Gain) loss from changes in fair value of investments	1,405	41,408
Amortization of debt discount on convertible senior notes	3,516	3,175
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	8,334	(14,200)
Prepaid expenses and other current assets	13,222	3,461
Right-of-use assets - operating leases	7,009	6,481
Accounts payable	5,860	(12,914)
Accrued merchant and supplier payables	(223,098)	(136,572)
Accrued expenses and other current liabilities	(11,970)	(33,987)
Operating lease obligations	(10,130)	(6,481)
Other, net	1,859	(1,511)
Net cash provided by (used in) operating activities from continuing operations	(236,408)	(147,483)
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	(236,408)	(147,483)
Investing activities
Purchases of property and equipment and capitalized software	(10,596)	(17,477)
Proceeds from sale of investment	31,605	—
Acquisitions of intangible assets and other investing activities	(1,445)	(638)
Net cash provided by (used in) investing activities from continuing operations	19,564	(18,115)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	19,564	(18,115)
Financing activities
Proceeds from borrowing under revolving credit agreement	150,000	—
Payments for repurchases of common stock	—	(14,416)
Taxes paid related to net share settlements of stock-based compensation awards	(3,299)	(5,090)
Proceeds from stock option exercises and employee stock purchase plan	1,163	2,006
Distributions to noncontrolling interest holders	(3,845)	(3,521)
Payments of finance lease obligations	(2,707)	(6,756)
Net cash provided by (used in) financing activities	141,312	(27,777)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(9,174)	(3,381)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(84,706)	(196,756)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(84,706)	(196,756)
Cash, cash equivalents and restricted cash, beginning of period (1)	752,657	844,728
Cash, cash equivalents and restricted cash, end of period (1)	$667,951	$647,972

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Non-cash investing and financing activities
Continuing operations:
Liability for repurchases of common stock	—	(1,905)
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	1,772	(355)
(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the condensed consolidated balance sheets as of March 31, 2020, December 31, 2019 and December 31, 2018 and amounts previously reported within the condensed consolidated balance sheet in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$666,867	$750,887	$645,610	$841,021
Restricted cash included in prepaid expenses and other current assets	878	1,534	1,973	3,320
Restricted cash included in other non-current assets	206	236	389	387
Cash, cash equivalents and restricted cash	$667,951	$752,657	$647,972	$844,728
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
Our operations are organized into two segments: North America and International. See Note 12, Segment Information.
Reverse Stock Split
On June 10, 2020, we effectuated a reverse stock split of our common stock at a ratio of 1-for-20. See Note 13, Subsequent Events, for additional information. As a result, the number of shares and income (loss) per share disclosed throughout this Quarterly Report on Form 10-Q have been retrospectively adjusted to reflect the reverse stock split.
COVID-19 Pandemic
The outbreak of COVID-19 and the preventive or protective actions that governments or our merchants and consumers have taken in response to the pandemic have resulted in significant disruption of our operations and have had an adverse impact on our financial condition, results of operations and cash flows. We rely on customers' purchases of vouchers for local experiences, including events and activities, beauty and wellness, and dining. The temporary closure of businesses including restaurants and bars, event venues, and spas, resulted in a significant deterioration in our performance in March 2020, and the negative impact on our business is expected to continue at least as long as customers and merchants remain impacted by governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad.
In light of the impact of COVID-19 on our business, we expect a net loss and negative operating cash flows for the year ending December 31, 2020. We plan to continue to actively manage and optimize our cash balances and liquidity, working capital and operating expenses, although there can be no assurances that we will be able to do so. We have taken several steps to reduce costs and preserve cash in the near-term, including, among others: reducing our workforce and furloughing staff; continuing to sell Goods on our platform instead of quickly exiting the category; reducing marketing expense by significantly shortening payback thresholds and delaying brand marketing investments; continuing to transition merchants to redemption payment terms, instead of fixed payment terms; implementing a hiring freeze; eliminating broad-based merit increases for employees; and replacing cash compensation with equity compensation in 2020 for all Board directors. The future impact of COVID-19 on our business, results of operations, financial condition and liquidity is highly uncertain and will ultimately depend on future developments, including the magnitude and duration of the pandemic and the protective measures associated with reducing its spread.
We determined the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decrease in our stock price required us to evaluate our long-lived assets and goodwill for impairment, which resulted in the impairment of our long-lived assets and goodwill during the first quarter 2020. See Note 2, Goodwill and Long-Lived Assets. Additionally, the economic impacts of COVID-19 resulted in an impairment or a reduction in the fair value of certain of our investments during the first quarter 2020. See Note 3, Investments.
Unaudited Interim Financial Information
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
consolidated balance sheets, statements of operations and comprehensive income (loss), cash flows and stockholders' equity for the periods presented. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Groupon, Inc. and its wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control and variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as Noncontrolling interests.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates in our financial statements include, but are not limited to, the following: variable consideration from unredeemed vouchers, income taxes, leases, initial valuation and subsequent impairment testing of goodwill, other intangible assets and long-lived assets, investments, receivables, customer refunds and other reserves, contingent liabilities, and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.
Adoption of New Accounting Standards
We adopted the guidance in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses of Financial Instruments ("CECL") on January 1, 2020. This ASU requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses over the lifetime of the asset rather than incurred losses. The adoption of ASU 2016-13 did not have a material impact on the condensed consolidated financial statements.
We adopted the guidance in ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment on January 1, 2020. This ASU eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. During the first quarter 2020, we determined a triggering event occurred that required us to evaluate our goodwill for impairment, and we recorded an impairment charge as a result of that assessment. See Note 2, Goodwill and Long-Lived Assets, for additional information.
We adopted the guidance in ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement on January 1, 2020. This ASU modifies the disclosure requirements in Topic 820, Fair Value Measurements, by removing, modifying, or adding certain disclosures. The adoption of ASU 2018-13 did not have a material impact on the condensed consolidated financial statements, but did impact the related disclosures. See Note 10, Fair Value Measurements, for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
2. GOODWILL AND LONG-LIVED ASSETS
In accordance with ASC Topic 350, Intangibles — Goodwill and Other, we evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We also review our long-lived assets, such as property, equipment and software, right-of-use assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the first quarter 2020, we determined the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decrease in our stock price required us to evaluate our goodwill and long-lived assets for impairment.
Future events and changing market conditions due to the impact of COVID-19 may require us to re-evaluate the estimates used in our fair value measurements, which could result in additional impairment of long-lived assets or goodwill in future periods that may have a material effect on our operating results.
Goodwill
In order to evaluate goodwill for impairment, we compared the fair values of our three reporting units (North America, EMEA and Asia Pacific) to their carrying values. In determining fair values for our reporting units, we used the discounted cash flow method and the market multiple valuation approach that use Level 3 inputs. The significant estimates used in the discounted cash flow models are the risk-adjusted discount rates; forecasted revenue, cost of revenue and operating expenses; forecasted capital expenditures and working capital needs; weighted average cost of capital; rates of long-term growth; and income tax rates. These estimates considered the recent deterioration in financial performance of the reporting units as well as the anticipated rate of recovery, and implied risk premiums based on the market prices of our equity and debt as of the assessment date. The significant estimates used in the market multiple valuation approach include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples. As a result of the interim quantitative assessment of goodwill, we identified a partial impairment of goodwill in our EMEA reporting unit within the International segment and recognized goodwill impairment of $109.5 million for the three months ended March 31, 2020. As a result of the goodwill impairment, the EMEA reporting unit had a negative carrying value and remaining goodwill of $26.3 million as of March 31, 2020. We did not recognize any goodwill impairment in our North America or Asia Pacific reporting units.

The following table summarizes goodwill activity by segment for the three months ended March 31, 2020 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2019	$178,685	$146,332	$325,017
Impairment loss	—	(109,486)	(109,486)
Foreign currency translation	—	(4,276)	(4,276)
Balance as of March 31, 2020	$178,685	$32,570	$211,255

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Long-lived Assets
Following our review of long-lived assets for impairment in the first quarter 2020, we also recognized long-lived asset impairment of $22.4 million within our International segment related to our EMEA operations. The assets classified as Level 3 measurements were written down to fair value based on the discounted cash flow method. The significant estimates used in the discounted cash flow models are the risk-adjusted discount rates; forecasted revenue, cost of revenue and operating expenses; forecasted capital expenditures and working capital needs; weighted average cost of capital; rates of long-term growth; and income tax rates.

The following table summarizes long-lived asset impairment by asset type for the three months ended March 31, 2020 (in thousands):

Long-Lived Asset Category	Impairment
Property, equipment and software, net
Warehouse equipment	$—
Furniture and fixtures	413
Leasehold improvements	2,806
Office equipment	198
Purchased software	14
Computer hardware	2,842
Finance leases	—
Right-of-use assets - finance leases, net	1,318
Capitalized software	304
Internally-developed software	2,988
Total Property, equipment and software, net	$10,883
Right-of-use assets - operating leases, net	10,494
Intangible assets, net	103
Other non-current assets	871
Total long-lived assets	$22,351
The following table summarizes intangible assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
Intangible Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$16,200	$16,200	$—	$16,200	$16,200	$—
Merchant relationships	20,957	8,697	12,260	22,193	8,268	13,925
Trade names	9,400	7,471	1,929	9,558	7,369	2,189
Developed technology	2,300	1,556	744	3,651	2,685	966
Patents	23,627	18,674	4,953	23,021	18,167	4,854
Other intangible assets	26,701	13,491	13,210	26,115	12,757	13,358
Total	$99,185	$66,089	$33,096	$100,738	$65,446	$35,292

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $2.5 million and $3.9 million for the three months ended March 31, 2020 and 2019. As of March 31, 2020, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2020	$6,850
2021	7,598
2022	7,007
2023	5,869
2024	2,359
Thereafter	3,413
Total	$33,096

3. INVESTMENTS
The following table summarizes investments as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	Percent Ownership of Voting Stock			December 31, 2019	Percent Ownership of Voting Stock
Available-for-sale securities - redeemable preferred shares	$—	19%	to	25%	$—	19%	to	25%
Fair value option investments	—	10%	to	19%	1,405	10%	to	19%
Other equity investments	33,699	1%	to	19%	75,171	1%	to	19%
Total investments	$33,699				$76,576
Fair Value Option Investments
In connection with the dispositions of controlling stakes in TMON Inc. ("TMON"), an entity based in the Republic of Korea and Groupon India in prior periods, we obtained minority investments in Monster Holdings LP ("Monster LP") and in Nearbuy Pte Ltd. ("Nearbuy"). We have made an irrevocable election to account for both of those investments at fair value with changes in fair value reported in earnings. We elected to apply fair value accounting to those investments because we believe that fair value is the most relevant measurement attribute for those investments, as well as to reduce operational and accounting complexity. Our election to apply fair value accounting to those investments has and may continue to cause fluctuations in our earnings from period to period.
The following table summarizes gains and losses due to changes in fair value of those investments for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Monster LP	$—	$(41,459)
Nearbuy	(1,405)	51
Total	$(1,405)	$(41,408)
During the first quarter 2020, we recognized a $1.4 million loss from changes in the fair value of our investment in Nearbuy due to revised cash flow projections and an increase in the discount rate applied to those forecasts, which increased to 30% as of March 31, 2020, as compared with 20% as of December 31, 2019. The revisions to the financial projections and the increase in the discount rate applied as of March 31, 2020 were due to the deterioration in the financial condition of Nearbuy as a result of COVID-19, which resulted in underperformance as compared with prior projections and an increase to financial projection risk.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
We determined that the fair value of our investment in Monster LP and Nearbuy was $0.0 million and $0.0 million as of March 31, 2020 and $0.0 million and $1.4 million as of December 31, 2019.
        Other Equity Investments

        Other equity investments represent equity investments without readily determinable fair values recorded at cost adjusted for observable price changes and impairments. During the first quarter 2020, we sold 50% of our shares in an other equity investment for total cash consideration of $34.0 million, which approximated cost adjusted for observable price changes as of December 31, 2019.
In addition, we recorded a $6.7 million impairment during the first quarter 2020 to an other equity method investment as a result of revised cash flow projections and a deterioration in financial condition due to COVID-19.
4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income	$2,556	$1,936
Interest expense	(6,958)	(5,691)
Changes in fair value of investments	(1,405)	(41,408)
Foreign currency gains (losses), net	(6,503)	(1,679)
Impairment of investment	(6,684)	—
Other	7	(13)
Other income (expense), net	$(18,987)	$(46,855)
The following table summarizes prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Merchandise inventories	$12,932	$25,426
Prepaid expenses	27,521	27,077
Income taxes receivable	10,335	4,791
Other	16,315	24,779
Total prepaid expenses and other current assets	$67,103	$82,073

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes other non-current assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Deferred income tax	$4,625	$4,829
Debt issue costs, net	2,033	2,156
Deferred commissions expense	8,105	10,133
Deferred cloud implementation costs	10,262	7,372
Other	3,920	4,115
Total other non-current assets	$28,945	$28,605

The following table summarizes accrued merchant and supplier payables as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Accrued merchant payables	$227,216	$366,573
Accrued supplier payables (1)	83,847	174,367
Total accrued merchant and supplier payables	$311,063	$540,940
(1)Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes accrued expenses and other current liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Refunds reserve	$27,694	$22,002
Compensation and benefits	41,761	49,009
Accrued marketing	12,278	41,110
Customer credits	24,559	13,764
Income taxes payable	2,763	5,044
Deferred revenue	18,501	17,951
Operating and finance lease obligations	38,328	40,768
Other	76,213	70,544
Total accrued expenses and other current liabilities	$242,097	$260,192
The following table summarizes other non-current liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Contingent income tax liabilities	$27,077	$30,121
Finance lease obligations	3,843	5,831
Deferred income taxes	3,682	3,903
Other	5,071	5,132
Total other non-current liabilities	$39,673	$44,987

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Each $1,000 of principal amount of the Notes initially is convertible into 9.25926 shares of common stock, which is equivalent to an initial conversion price of $108.00 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture"). Based on the closing price of the common stock of $19.60 as of March 31, 2020, the if-converted value of the Notes was less than the principal amount.
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
The carrying amount of the Notes consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(31,615)	(35,131)
Net carrying amount of liability component	$218,385	$214,869

Net carrying amount of equity component	$67,014	$67,014
The estimated fair value of the Notes as of March 31, 2020 and December 31, 2019 was $248.4 million and $262.7 million, and was determined using a lattice model. We classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the Notes and our cost of debt.
As of March 31, 2020, the remaining term of the Notes is approximately 2 years. During the three months ended March 31, 2020 and 2019, we recognized interest costs on the Notes as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest (3.25% of the principal amount per annum)	$2,032	$2,032
Amortization of debt discount	3,516	3,175
Total	$5,548	$5,207
Note Hedges and Warrants
In May 2016, we purchased convertible note hedges with respect to our common stock for a cost of $59.1 million from certain bank counterparties. The convertible note hedges provide us with the right to purchase up to 2.3 million shares of our common stock at an initial strike price of $108.00 per share, which corresponds to the initial conversion price of the Notes, and are exercisable upon conversion of the Notes. The convertible note hedges are intended to reduce the potential economic dilution upon conversion of the Notes. The convertible note hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the convertible note hedges.
In May 2016, we also sold warrants for total cash proceeds of $35.5 million to certain bank counterparties. The warrants provide the counterparties with the right to purchase up to 2.3 million shares of our common stock at a strike price of $170.00 per share. The warrants expire on various dates between July 1, 2022 and August 26, 2022 and are exercisable on their expiration dates. The warrants are separate transactions and are not part of the terms of the Notes or convertible note hedges. Holders of the Notes and convertible note hedges do not have any rights with respect to the warrants.
The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
Under the if-converted method, the shares of common stock underlying the conversion option in the Notes are included in the diluted earnings per share denominator and the interest expense on the Notes, net of tax, is added to the numerator. However, upon conversion, there will be no economic dilution from the Notes, as exercise of the convertible note hedges eliminates any dilution from the Notes that would have otherwise occurred when the price of our common stock exceeds the conversion price. Taken together, the purchase of the convertible note hedges and sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $108.00 to $170.00 per share.
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement (the "2019 Credit Agreement") which provides for aggregate principal borrowings of up to $400.0 million and matures in May 2024. The 2019 Credit Agreement replaced our previous $250.0 million amended and restated credit agreement (the "2016 Credit Agreement"). We deferred debt issuance costs of $2.4 million related to the 2019 Credit Agreement. Those deferred costs are included within Other non-current assets on the condensed consolidated balance sheet as of March 31, 2020 and will be amortized to interest expense over the term of the agreement.
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
We had $150.0 million of borrowings and $18.9 million of outstanding letters of credit under the 2019 Credit Agreement as of March 31, 2020. We had $18.1 million of outstanding letters of credit under the 2019 Credit Agreement as of December 31, 2019. In April 2020, we borrowed an additional $50.0 million under the 2019 Credit Agreement. See Item 2. Liquidity and Capital Resources, for additional information.
6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments and future operating income under our operating subleases as of March 31, 2020 and through the date of this report did not materially change from the amounts set forth in our 2019 Annual Report on Form 10-K, except as disclosed below.
Purchase Obligations
In the first quarter 2020 and through the date of this report, we entered into non-cancellable arrangements for cloud computing services and software. Future payments under these new contractual obligations are as follows (in thousands):

Remaining in 2020	$3,066
2021	13,103
2022	13,842
2023 (1)	20,987
Total	$50,998
(1)Includes $8.0 million in cloud computing arrangement costs for which the timing of settlement is based on usage. We expect to incur those costs over the three-year contract period ending in 2023.

Legal Matters and Other Contingencies
From time to time, we are party to various legal proceedings incident to the operation of our business. For example, we currently are involved in proceedings brought by former employees and merchants, intellectual property infringement suits, customer lawsuits, stockholder claims relating to U.S. securities law, consumer class actions and suits alleging, among other things, violations of state consumer protection or privacy laws.
On April 28, 2020, a plaintiff filed a securities fraud class action complaint in the United States District Court for the Northern District of Illinois covering the time period November 4, 2019 through February 18, 2020. The plaintiff alleges that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019. The Company and its officers have not yet been served with this lawsuit. We intend to vigorously defend against these allegations, which we believe to be without merit.

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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. During the first quarter of 2020, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. The resulting benefit of $0.4 million is recorded within Income (loss) from discontinued operations on the condensed consolidated statement of operations for three months ended March 31, 2020. Our remaining indemnification liabilities were $2.8 million as of March 31, 2020. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of March 31, 2020 is approximately $11.7 million.
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
7. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
Common Stock
Pursuant to our restated certificate of incorporation, as of March 31, 2020, the Board had the authority to issue up to a total of 100,500,000 shares of common stock. Each holder of common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. In addition, holders of our common stock will

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
vote as a single class of stock on any matter that is submitted to a vote of stockholders.
On June 10, 2020, we effectuated a reverse stock split of our common stock. See Note 13, Subsequent Events, for additional information.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three months ended March 31, 2020, we did not purchase any shares under the program. As of March 31, 2020, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the 2019 Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans described above (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of March 31, 2020, 3,201,169 shares of common stock were available for future issuance under the Plans. On June 10, 2020, we effectuated a reverse stock split of our common stock pursuant to which the number of shares of common stock available for issuance under the Plans was adjusted proportionately. See Note 13, Subsequent Events, for additional information.
The stock-based compensation expense related to stock awards issued under the Plans and acquisition-related awards are presented within the following line items of the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$259	$378
Marketing	874	1,425
Selling, general and administrative	12,882	14,608
Total stock-based compensation expense	$14,015	$16,411
We capitalized $1.1 million and $1.3 million of stock-based compensation for the three months ended March 31, 2020 and 2019, in connection with internally-developed software and cloud computing arrangements.
Employee Stock Purchase Plan
The Groupon, Inc. 2012 Employee Stock Purchase Plan, as amended ("ESPP"), authorizes us to grant up to 1,000,000 shares of common stock under that plan as of March 31, 2020. On June 10, 2020, we effectuated a reverse stock split of our common stock pursuant to which the number of shares of common stock available for grant under the ESPP was adjusted proportionately. See Note 13, Subsequent Events, for additional information. For the three months ended March 31, 2020 and 2019, 28,621 and 35,964 shares of common stock were issued under the ESPP.
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes restricted stock unit activity under the Plans for the three months ended March 31, 2020:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2019	1,527,014	$74.80
Granted	524,829	43.00
Vested	(77,269)	86.20
Forfeited	(68,454)	73.80
Unvested at March 31, 2020	1,906,120	65.60
As of March 31, 2020, $92.4 million of unrecognized compensation costs related to unvested restricted stock units are expected to be recognized over a remaining weighted-average period of 1.43 years.
Performance Share Units
We grant performance share units under the Plans that vest in shares of our common stock upon the achievement of financial and operational targets specified in the respective award agreement ("Performance Share Units"). During the three months ended March 31, 2019, we also granted performance share units subject to a market condition ("Market-based Performance Share Units").
The Market-based Performance Share Units will vest if our average daily closing stock price is equal to or greater than $120.00 per share over a period of 30 consecutive trading days prior to December 31, 2022 or if a change in control occurs during the performance period at the specified stock price (and on a proportional basis for a change in control price between the grant date price and the specified stock price). We used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period over which we will recognize the expense. The key inputs used in the Monte Carlo simulation were the risk-free rate, our volatility of 49.8% and our cost of equity of 12.8%.
Our Performance Share units and Market-based Performance Share Units are subject to continued employment through the performance period dictated by the award and certification by the Compensation Committee that the specified performance conditions have been achieved.
The table below summarizes Performance Share Unit activity under the Plans for the three months ended March 31, 2020:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)	Market-based Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2019	203,853	$79.76	341,002	$60.60
Granted	—	—	—	—
Vested	(88,436)	79.44	—	—
Forfeited	(9,534)	76.42	—	—
Unvested at March 31, 2020	105,883	80.32	341,002	60.60

Maximum shares issuable upon vesting at March 31, 2020	105,883		341,002
As of March 31, 2020, $4.7 million of unrecognized compensation costs related to unvested Performance Share Units are expected to be recognized over a remaining weighted-average period of 2.12 years and no unrecognized compensation costs related to unvested Market-Based Performance Share Units are expected to be recognized.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
For the three months ended March 31, 2020 we recognized $0.3 million of stock-based compensation expense for Performance Share Units for which the service inception date occurred in the first quarter of 2020 and preceded the grant date as the awards' performance targets were not yet defined due to the impact of COVID-19. The unrecognized compensation costs related to those performance share units was $4.8 million to be recognized over a remaining weighted-average period of 0.84 years.
8. REVENUE RECOGNITION
Refer to Note 12, Segment Information, for revenue summarized by reportable segment and category for the three months ended March 31, 2020 and 2019.
Contract Balances
A substantial majority of our deferred revenue relates to product sales for which revenue will be recognized as the products are delivered to customers, generally within one week following the balance sheet date. Our deferred revenue was $18.5 million and $18.0 million as of March 31, 2020 and December 31, 2019. The amount of revenue recognized for the three months ended March 31, 2020 that was included in the deferred revenue balance at the beginning of the period was $17.7 million.
Customer Credits
The following table summarizes the activity in the liability for customer credits for the three months ended March 31, 2020 (in thousands):

Customer Credits
Balance as of December 31, 2019	$13,764
Credits issued	38,128
Credits redeemed (1)	(23,357)
Breakage revenue recognized	(3,701)
Foreign currency translation	(275)
Balance as of March 31, 2020	$24,559
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant or for merchandise inventory sold by us. When customer credits are redeemed for goods or services provided by a third-party merchant, service revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. When customer credits are redeemed for merchandise inventory sold by us, product revenue is recognized on a gross basis equal to the amount of the customer credit liability derecognized. Customer credits are primarily used within one year of issuance.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented within the following line items of the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Prepaid expenses and other current assets	$2,600	$2,501
Other non-current assets	8,105	10,133
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the condensed consolidated statements of operations. For the three months ended March 31, 2020 and 2019, we amortized $4.7 million and $5.4 million of deferred contract acquisition costs and did not recognize any impairment losses in relation to the deferred costs.
Allowance for Expected Credit Losses on Accounts Receivables
We establish an allowance for expected credit losses on accounts receivables based on identifying the following customer risk characteristics: size, type of customer, and payment terms offered in the normal course of

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
business. Receivables with similar risk characteristics are grouped into pools. For each pool, the Company considers the historical credit loss experience, current economic conditions, bankruptcy filings, published or estimated credit default rates, age of the receivable and any recoveries in assessing the lifetime expected credit losses.

The following table summarizes the activity in the allowance for expected credit losses on accounts receivables for the three months ended March 31, 2020 (in thousands):

Allowance for Expected Credit Losses
Balance as of January 1, 2020	$3,693
Change in Provision	3,558
Write-offs	(293)
Foreign currency translation	130
Balance as of March 31, 2020	$7,088

Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We only recognize amounts in variable consideration when we believe it is probable that a significant reversal of revenue will not occur in future periods, which requires us to make significant estimates of future redemptions. If actual redemptions differ from our estimates, the effects could be material to the condensed consolidated financial statements. As of March 31, 2020 and December 31, 2019, we constrained $16.3 million and $14.6 million in revenue from unredeemed vouchers that we may recognize in future periods when we determine it is probable that a significant amount of that revenue will not be subsequently reversed.
9. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and income (loss) from continuing operations before provision (benefit) for income taxes for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Provision (benefit) for income taxes	$(5,988)	$(3,490)
Income (loss) from continuing operations before provision (benefit) for income taxes	(216,848)	(44,660)
Our U.S. Federal income tax rate is 21%. The primary factors impacting the effective tax rate for the three months ended March 31, 2020 and March 31, 2019 were the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets and the reversals of reserves for uncertain tax positions due to the closure of tax audits. The three months ended March 31, 2020 was also impacted by the carryback of federal net operating losses due to the income tax relief provided by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $110.8 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $21.2 million in unrecognized tax benefits may occur within the 12 months following March 31, 2020 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of March 31, 2020 and December 31, 2019 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
Groupon uses a cost-sharing arrangement under which controlled members agree to share the costs and risks of developing intangible properties in accordance with their reasonably anticipated share of benefits from the intangibles. On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. This opinion reversed an earlier decision of the United States Tax Court. On August 7, 2018, the Ninth Circuit Court of Appeals withdrew its July 24, 2018 opinion. On June 7, 2019, the United States Court of Appeals for the Ninth Circuit reversed the Tax Court decision and ruled that stock-based compensation must be included in the shared pool of expenses. The ruling, which was outside the Circuit Court of Appeals for Groupon, did not have a material impact on our provision for income taxes for the year ended December 31, 2019 and we do not expect that the ruling will have a material impact on our provision for income taxes for the year ending December 31, 2020.
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
Cash and cash equivalents. Cash equivalents primarily consist of AAA-rated money market funds. We classified cash equivalents as Level 1 due to the short-term nature of these instruments and measured the fair value based on quoted prices in active markets for identical assets.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair value option investments and available-for-sale securities. We use the discounted cash flow method, which is an income approach, to estimate the fair value of the investees. The key inputs to determining fair values under that approach are cash flow forecasts and discount rates. We also use a market approach valuation technique, which is based on market multiples of guideline companies, to determine the fair value of each entity. As of March 31, 2020, we applied a discount rate of 30% in our discounted cash flow valuation and a revenue multiple of 1.0 in our market approach valuation to determine the fair value of our investment in Nearbuy. The discounted cash flow and market multiple valuations are then evaluated and weighted to determine the amount that is most representative of the fair value of each entity. As of March 31, 2020, we applied weighting to the income approach and market approach of 75% and 25%, respectively, in our valuation of Nearbuy.
We also have investments in redeemable preferred shares. We measure the fair value of those available-for-sale securities using the discounted cash flow method.
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
The following tables summarize assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$120,000	$120,000	$—	$—
Fair value option investments	—	—	—	—

Liabilities:
Contingent consideration	1,219	—	—	1,219

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

		Fair Value Measurement at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fair value option investments	$1,405	$—	$—	$1,405

Liabilities:
Contingent consideration	1,298	—	—	1,298
The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Assets
Fair value option investments:
Beginning Balance	$1,405	$73,902
Total gains (losses) included in earnings	(1,405)	(41,408)
Ending Balance	$—	$32,494
Unrealized gains (losses) still held (1)	$(1,405)	$(41,408)
Available-for-sale securities - Redeemable preferred shares:
Beginning Balance	$—	$10,340
Total gains (losses) included in other comprehensive income (loss)	—	54
Ending Balance	$—	$10,394
Unrealized gains (losses) still held (1)	$—	$54
Liabilities
Contingent Consideration:
Beginning Balance	$1,298	$1,529
Total losses (gains) included in earnings	4	22
Foreign currency translation	(83)	35
Ending Balance	$1,219	$1,586
Unrealized gains (losses) still held (1)	$4	$22
(1)Represents the unrealized gains or losses recorded in earnings and/or other comprehensive income (loss) during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or increased due to an observable price change in an orderly transaction.
We recognized $109.5 million in non-cash impairment charges related to goodwill, and $22.4 million in non-cash impairment charges related to long-lived assets during the three months ended March 31, 2020. See Note 2, Goodwill and Long-Lived Assets, for additional information.
We recognized $6.7 million in impairment charges to an other equity method investment during the three months ended March 31, 2020. See Note 3, Investments, for additional information.
We did not record any other significant nonrecurring fair value measurements after initial recognition for the three months ended March 31, 2020 and 2019.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of March 31, 2020 and December 31, 2019 due to their short-term nature.
11. INCOME (LOSS) PER SHARE
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
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2020 and 2019 (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$(210,860)	$(41,170)
Less: Net income (loss) attributable to noncontrolling interests	3,044	3,479
Net income (loss) attributable to common stockholders - continuing operations	(213,904)	(44,649)
Net income (loss) attributable to common stockholders - discontinued operations	382	2,162
Net income (loss) attributable to common stockholders	$(213,522)	$(42,487)
Denominator
Weighted-average common shares outstanding	28,365,216	28,504,756

Basic and diluted net income (loss) per share:
Continuing operations	$(7.54)	$(1.57)
Discontinued operations	0.01	0.08
Basic and diluted net income (loss) per share	$(7.53)	$(1.49)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended March 31,
	2020	2019
Restricted stock units	1,657,810	1,354,442
Other stock-based compensation awards	279,243	87,637
Convertible senior notes	2,314,815	2,314,815
Warrants	2,314,815	2,314,815
Total	6,566,683	6,071,709
We had outstanding Market-based Performance Share Units as of March 31, 2020 and 2019 that were eligible to vest into shares of common stock subject to the achievement of specified performance or market conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. As of March 31, 2020, there were up to 341,002 shares of common stock issuable upon vesting of outstanding Market-based Performance Share Units that were excluded from the table above as the performance or market conditions were not satisfied as of the end of the period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
12. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by our chief operating decision maker to assess performance and make resource allocation decisions. Our operations are organized into two segments: North America and International.
The following table summarizes revenue by reportable segment and category for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
North America
Service revenue:
Local	$142,660	$180,377
Goods	3,745	3,127
Travel	6,449	18,941
Total service revenue	152,854	202,445
Product revenue - Goods	82,275	154,720
Total North America revenue (1)	235,129	357,165

International
Service revenue:
Local	48,668	73,190
Goods	2,233	1,455
Travel	3,273	8,737
Total service revenue	54,174	83,382
Product revenue - Goods	84,847	137,863
Total International revenue (1)	$139,021	$221,245
(1)North America includes revenue from the United States of $230.9 million and $348.8 million for the three months ended March 31, 2020 and 2019. International includes revenue from the United Kingdom of $49.5 million and $81.1 million for the three months ended March 31, 2020 and 2019. There were no other individual countries that represented more than 10% of consolidated total revenue for the three months ended March 31, 2020 and 2019. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes gross profit by reportable segment and category for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
North America
Service gross profit:
Local	$123,859	$161,082
Goods	3,008	2,563
Travel	3,962	15,268
Total service gross profit	130,829	178,913
Product gross profit - Goods	12,942	30,889
Total North America gross profit	143,771	209,802

International
Service gross profit:
Local	44,524	68,978
Goods	2,016	1,268
Travel	2,744	8,041
Total service gross profit	49,284	78,287
Product gross profit - Goods	8,192	17,927
Total International gross profit	$57,476	$96,214
The following table summarizes income (loss) from operations by reportable segment for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Income (loss) from operations (1):
North America	$(31,161)	$5,336
International (2)	(166,700)	(3,141)
Total income (loss) from operations	$(197,861)	$2,195
(1)Includes stock-based compensation of $12.9 million and $14.8 million for North America and $1.1 million and $1.6 million for International for the three months ended March 31, 2020 and 2019.
(2)Includes goodwill impairment of $109.5 million and long-lived asset impairment of $22.4 million for the three months ended March 31, 2020. See Note 2, Goodwill and Long-Lived Assets, for additional information.
The following table summarizes total assets by reportable segment as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Total assets:
North America (1)	$1,150,501	$1,045,500
International (1)	132,105	541,243
Consolidated total assets	$1,282,606	$1,586,743
(1)North America contains assets from the United States of $982.0 million and $1,020.0 million as of March 31, 2020 and December 31, 2019. International contains assets from Switzerland of $114.9 million and $175.2 million as of March 31, 2020 and December 31, 2019. There were no other individual countries that represented more than 10% of consolidated total assets as of March 31, 2020 and December 31, 2019.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13. SUBSEQUENT EVENTS
Restructuring
In April 2020, the Board approved multi-phase restructuring actions relating to our previously announced strategic shift and as part of the cost reduction measures we are implementing in response to the impact of COVID-19. We expect to incur total pre-tax charges of up to $105.0 million in connection with these multi-phase restructuring actions. The first phase of these restructuring actions is expected to include an overall reduction of approximately 1,300 positions globally, with the majority of these reductions expected to occur by the end of the second quarter 2020 and the remainder expected to be completed by the end of 2020. We will continue to evaluate our cost structure, including additional workforce reductions and our country footprint, as part of the next phase of our restructuring plan.
Reverse Stock Split
On June 9, 2020, our stockholders approved amendments to our Restated Certificate of Incorporation to effect a reverse stock split of our shares of common stock, and our Board approved a final reverse stock split ratio of 1-for-20 and a corresponding reduction in the number of authorized shares of our common stock. The reverse stock split became effective on June 10, 2020, and every 20 shares of issued and outstanding common stock were, at the effective time, combined and converted into one issued and outstanding share of common stock. The number of authorized shares of Common Stock was reduced proportionately. Accordingly, the number of authorized shares of common stock decreased from 2,010,000,000 to 100,500,000 and 571,943,153 outstanding shares of our common stock were exchanged for 28,597,158 shares of common stock. Fractional shares were cancelled and stockholders will receive cash in lieu thereof. The par value per share of common stock remains unchanged. A proportionate adjustment was also made to the maximum number of shares of common stock issuable under the 2011 Plan and the ESPP.

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
Overview
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites, primarily localized groupon.com sites in many countries. We operate in two segments: North America and International. For the three months ended March 31, 2020, we derived 62.8% of our revenue from our North America segment and 37.2% of our revenue from our International segment. See Item 1, Note 12, Segment Information, for additional information. We operate in three categories: Local, Goods and Travel.
In February 2020 we announced a strategic plan to focus on our local experiences marketplace, which included exiting our Goods category. However, the subsequent outbreak of the novel coronavirus ("COVID-19") and the preventive or protective actions that governments or our merchants and consumers have taken in response to the pandemic have resulted in significant disruption to our operations. We rely on customers' purchases of vouchers for local experiences, including events and activities, beauty and wellness, travel and dining. The temporary closure of businesses, including restaurants and bars, event venues, and spas, resulted in a significant deterioration in our performance in March 2020. The negative impact on our business is expected to continue at least as long as customers and merchants remain impacted by governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad. Because the pandemic and related economic responses arose in March, the impact of the pandemic on our business will be more pronounced in the second quarter 2020.
We expect to continue executing on our strategic plan to focus on our Local experiences marketplace; however, the ability to achieve the anticipated benefits of this strategy within the expected timeframe, or at all, may be materially impacted by the widespread effects of COVID-19. In light of the significant declines in consumer demand for local and travel services due to COVID-19, we are leveraging our Goods category in the near term. We now intend to phase down the Goods category and shift toward a third-party marketplace model instead of fully exiting the Goods category. In this third-party marketplace model, merchants assume the responsibility for fulfillment and returns. Following this transition, Goods revenue is expected to be presented on a net basis consistent with the Local and Travel categories. The Company expects this transition to be largely complete in 2021.
We generate product and service revenue from our current business operations. We earn service revenue from transactions in which we earn commissions by selling goods or services on behalf of third-party merchants. Service revenue from those transactions is reported on a net basis and equals the purchase price received from the customer for the offering less an agreed upon portion of the purchase price paid to the merchant. Service revenue also includes commissions that we earn when customers make purchases with retailers using digital coupons accessed through our digital properties. We earn product revenue from direct sales of merchandise inventory through our Goods category. Our product revenue from those transactions is the purchase price received from the customer. Following our shift toward a third-party marketplace model in the Goods category, we will primarily generate service revenue from our Goods category.
In April 2020, the Board approved multi-phase restructuring actions relating to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the COVID-19 pandemic. We expect to incur total pre-tax charges of up to $105.0 million in connection with these multi-phase restructuring actions.
The first phase of these restructuring actions is expected to include an overall reduction of approximately 1,300 positions globally, with the majority of these reductions expected to occur by the end of the second quarter 2020 and the remainder expected to be completed by the end of 2020. We will continue to evaluate our cost structure, including additional workforce reductions and our country footprint as part of the next phase of our restructuring plan.
In addition to our restructuring actions, we have taken several other steps to reduce costs and preserve cash in the near-term, including, but not limited to: furloughing staff; reducing marketing expense by significantly shortening payback thresholds and delaying brand marketing investments; continuing to sell Goods on our platform instead of quickly exiting the category; continuing to transition merchants to redemption payment terms, instead of fixed payment terms; implementing a hiring freeze; eliminating broad-based merit increases for employees; and replacing cash compensation with equity compensation in 2020 for all Board directors. We believe the actions we have taken to reduce costs and preserve cash give us financial stability for at least the next 12 months.
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
Operating Metrics
•Gross billings is the total dollar value of customer purchases of goods and services. Gross billings is presented net of customer refunds, order discounts and sales and related taxes. The substantial majority of our service revenue transactions are comprised of sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party merchant who will provide the related goods or services. For these transactions, gross billings differs from revenue reported in our condensed consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For product revenue transactions, gross billings are equivalent to product revenue reported in our condensed consolidated statements of operations. Gross billings is an indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings on service revenue transactions also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants. However, we are focused on achieving long-term gross profit and Adjusted EBITDA growth.
•Active customers are unique user accounts that have made a purchase during the trailing twelve months ("TTM") either through one of our online marketplaces or directly with a merchant for which we earned a commission. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our offerings is trending. Some customers could establish and make purchases from more than one account, so it is possible that our active customer metric may count certain customers more than once in a given period. For entities that we have acquired in a business combination, this metric includes active customers of the acquired entity, including customers who made purchases prior to the acquisition. We do not include consumers who solely make purchases with retailers using digital coupons accessed through our websites and mobile applications in our active customer metric, nor do we include consumers who solely make purchases of our inventory through third-party marketplaces with which we partner.
•Units are the number of purchases during the reporting period, before refunds and cancellations, made either through one of our online marketplaces, a third-party marketplace, or directly with a merchant for which we earn a commission. We do not include purchases with retailers using digital coupons accessed through our websites and mobile applications in our units metric. We consider units to be an important indicator of the total volume of business conducted through our marketplaces.

•Gross billings per unit are the gross billings generated per unit. We use this metric to evaluate trends in units and in the average contribution to gross billings on a per-unit basis.
Our gross billings, units, gross billings per unit and TTM active customers for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except gross billings per unit amounts):

	Three Months Ended March 31,
	2020	2019
Gross billings	$806,399	$1,176,008
Units	29,766	37,193
Gross billings per unit	$27.09	$31.62
TTM Active customers	41,837	47,177

Financial Metrics
•Revenue is currently earned through product and service revenue transactions. We earn service revenue from transactions in which we generate commissions by selling goods or services on behalf of third-party merchants. Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer for the offering less an agreed upon portion of the purchase price paid to the third-party merchant. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties. We earn product revenue from direct sales of merchandise inventory in our Goods category and report product revenue on a gross basis as the purchase price received from the customer. Following our shift toward a third-party marketplace model in the Goods category, we will primarily generate service revenue from our Goods category.
•Gross profit reflects the net margin we earn after deducting our cost of revenue from our revenue. Due to the lack of comparability between product revenue, which is reported on a gross basis, and service revenue, which primarily consists of transactions reported on a net basis, we believe that gross profit is an important measure for evaluating our performance.
•Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation, acquisition-related expense (benefit), net and other special charges and credits, including items that are unusual in nature or infrequently occurring. For further information and a reconciliation to Income (loss) from continuing operations, refer to our discussion under Non-GAAP Financial Measures in the Results of Operations section.
•Free cash flow is a non-GAAP financial measure that comprises net cash provided by (used in) operating activities from continuing operations less purchases of property and equipment and capitalized software. For further information and a reconciliation to Net cash provided by (used in) operating activities from continuing operations, refer to our discussion in the Liquidity and Capital Resources section.
The following table presents the above financial metrics for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$374,150	$578,410
Gross profit	201,247	306,016
Adjusted EBITDA	(22,464)	46,955
Free cash flow	(247,004)	(164,960)
Operating Expenses
•Marketing expense consists primarily of online marketing costs, such as search engine marketing, advertising on social networking sites and affiliate programs, and offline marketing costs, such as television and radio advertising. Additionally, compensation expense for marketing employees is classified within marketing expense. We record these costs within Marketing on the condensed consolidated statements of operations when incurred. From time to time, we have offerings from well-known national merchants for customer acquisition and activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no service revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. We evaluate marketing expense as a percentage of gross profit because it gives us an indication of how well our marketing spend is driving gross profit performance.
•Selling, general and administrative ("SG&A") expenses include selling expenses such as sales commissions and other compensation expenses for sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses include compensation expense for employees involved in customer service, operations, technology and product development, as well as general corporate functions, such as finance, legal and human resources. Additional costs included in general and administrative include depreciation and amortization, rent, professional fees, litigation costs, travel and entertainment, recruiting, office supplies, maintenance, certain technology costs and other general corporate costs. We evaluate SG&A expense as a percentage of gross profit because it gives us an indication of our operating efficiency.
Factors Affecting Our Performance
        Attracting and retaining local merchants. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can generally withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketing and promotional services. Given the widespread economic impacts of COVID-19, we are prioritizing opportunities to help drive demand for our merchants and highlight offers that customers can enjoy right now, like restaurant takeout and delivery services, online courses, online fitness, meal prep subscriptions, wine delivery and more.
        Driving purchase frequency and retaining customers. In light of significant declines in consumer demand for local and travel services due to COVID-19, we must highlight offers that customers can enjoy right now and leverage our Goods category in order to drive purchase frequency and retain customers. We must also continue to improve the customer experience on our websites and mobile applications, launch innovative products that remove friction from the customer journey, and grow our high-quality, bookable inventory.
        Increasing traffic to our websites and mobile applications. The traffic to our websites and mobile applications, including from consumers responding to our emails and search engine optimization ("SEO"), has declined in recent years, and we have experienced further declines in traffic due to the impacts of COVID-19. As such, we must focus on improving the effectiveness of our emails, as well as developing sources of traffic in addition to email and SEO and optimizing the efficiency of our marketing spending, which has historically been guided by return on investment thresholds based on expected months-to-payback targets ranging from 12 to 18 months. In light of COVID-19 in March 2020, we significantly shortened our payback thresholds.

Results of Operations
North America
Operating Metrics
North America segment gross billings, units and TTM active customers for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except percentages and gross billings per unit):

	Three Months Ended March 31,
	2020	2019	% Change
Gross billings
Service gross billings:
Local	$392,609	$502,309	(21.8)%
Goods	18,119	19,918	(9.0)
Travel	33,660	92,083	(63.4)
Total service gross billings	444,388	614,310	(27.7)
Product gross billings - Goods	82,275	154,720	(46.8)
Total gross billings	$526,663	$769,030	(31.5)

Units
Local	14,132	16,292	(13.3)%
Goods	3,742	6,448	(42.0)
Travel	312	441	(29.3)
Total units	18,186	23,181	(21.5)

Gross billings per unit	$28.96	$33.18	(12.7)%

TTM Active customers	25,340	29,637	(14.5)%

Comparison of the Three Months Ended March 31, 2020 and 2019:
North America gross billings, units and TTM active customers declined by $242.4 million, 5.0 million and 4.3 million for the three months ended March 31, 2020. These declines were primarily due to the significant decrease in consumer demand and increase in refunds issued or estimated to be issued as governmental measures were implemented to control the spread of COVID-19, including quarantines, travel restrictions and business shutdowns. Gross billings were also adversely impacted by a decline in traffic, including traffic from email and SEO, and a decline in gross billings per unit due to a shift in mix of offerings sold.
North America Local units increased by 9% in January and 5% in February. Due to the impact of COVID-19, North America Local units declined by 49% in March. We report units on a gross basis prior to the consideration of customer refunds and therefore units are not always a good proxy for gross billings.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Revenue
Service revenue
Local	$142,660	$180,377	(20.9)%
Goods	3,745	3,127	19.8
Travel	6,449	18,941	(66.0)
Total service revenue	152,854	202,445	(24.5)
Product revenue - Goods	82,275	154,720	(46.8)
Total revenue	$235,129	$357,165	(34.2)

Cost of revenue
Service cost of revenue
Local	$18,801	$19,295	(2.6)%
Goods	737	564	30.7
Travel	2,487	3,673	(32.3)
Total service cost of revenue	22,025	23,532	(6.4)
Product cost of revenue - Goods	69,333	123,831	(44.0)
Total cost of revenue	$91,358	$147,363	(38.0)

Gross profit
Service gross profit
Local	$123,859	$161,082	(23.1)%
Goods	3,008	2,563	17.4
Travel	3,962	15,268	(74.1)
Total service gross profit	130,829	178,913	(26.9)
Product gross profit - Goods	12,942	30,889	(58.1)
Total gross profit	$143,771	$209,802	(31.5)

Service margin (1)	34.4%	33.0%

% of Consolidated revenue	62.8%	61.7%
% of Consolidated cost of revenue	52.8	54.1
% of Consolidated gross profit	71.4	68.6
(1)  Represents the percentage service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended March 31, 2020 and 2019:
North America revenue and gross profit decreased by $122.0 million and $66.0 million for the three months ended March 31, 2020. Those decreases were driven by a decline in gross billings and transaction volume due to the impacts of COVID-19 and lower customer traffic, including traffic from email and SEO, as discussed above.
Cost of revenue decreased by $56.0 million for the three months ended March 31, 2020 primarily due to the decrease in transaction volume and gross billings.

Operating Expenses and Income (Loss) from Operations
North America segment operating expenses and income (loss) from operations for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Operating expenses
Marketing	$39,409	$59,799	(34.1)%
Selling, general and administrative	135,523	144,667	(6.3)
Total operating expenses	$174,932	$204,466	(14.4)

Income (loss) from operations	$(31,161)	$5,336	(684.0)%

% of Gross profit:
Marketing	27.4%	28.5%
Selling, general and administrative	94.3	69.0
Comparison of the Three Months Ended March 31, 2020 and 2019:
North America marketing expense and marketing expense as a percentage of gross profit declined for the three months ended March 31, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend.
The decrease in North America SG&A for the three months ended March 31, 2020 was primarily due to lower amortization and payroll-related expenses, partially offset by an increase in consulting and professional fees. SG&A as a percentage of gross profit increased for three months ended March 31, 2020 as we experienced a decrease in demand and traffic as a result of COVID-19.
The decline in our North America income (loss) from operations for the three months ended March 31, 2020 was primarily attributable to a $66.0 million decrease in gross profit, as discussed above, partially offset by a $29.5 million decrease in operating expenses.
International
Operating Metrics
International segment gross billings, units and TTM active customers for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except percentages and gross billings per unit):

	Three Months Ended March 31,
	2020	2019	% Change
Gross billings
Service gross billings:
Local	$157,401	$207,396	(24.1)%
Goods	10,657	9,780	9.0
Travel	26,831	51,939	(48.3)
Total service gross billings	194,889	269,115	(27.6)
Product gross billings - Goods	84,847	137,863	(38.5)
Total gross billings	$279,736	$406,978	(31.3)

Units
Local	6,844	7,840	(12.7)%
Goods	4,487	5,789	(22.5)
Travel	249	383	(35.0)
Total units	11,580	14,012	(17.4)

Gross billings per unit	$24.16	$29.04	(16.8)%

TTM Active customers	16,497	17,540	(5.9)%

Comparison of the Three Months Ended March 31, 2020 and 2019:
International gross billings, units and TTM active customers decreased by $127.2 million, 2.4 million and 1.0 million for the three months ended March 31, 2020. These declines were primarily due to the significant decrease in consumer demand and increase in refunds issued or estimated to be issued as governmental measures were implemented to control the spread of COVID-19, including quarantines, travel restrictions and business shutdowns. The decline in gross billings was also attributable to an $8.1 million unfavorable impact from year-over-year changes in foreign currency rates and a decline in gross billings per unit due to a shift in mix of offerings sold.
International Local units increased 4% in January and 10% in February. Due to the impact of COVID-19, International Local units declined by 52% in March. We report units on a gross basis prior to the consideration of customer refunds and therefore units are not always a good proxy for gross billings.
Financial Metrics
International segment revenue, cost of revenue and gross profit for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Revenue
Service revenue:
Local	$48,668	$73,190	(33.5)%
Goods	2,233	1,455	53.5
Travel	3,273	8,737	(62.5)
Total service revenue	54,174	83,382	(35.0)
Product revenue - Goods	84,847	137,863	(38.5)
Total revenue	$139,021	$221,245	(37.2)

Cost of revenue
Service cost of revenue:
Local	$4,144	$4,212	(1.6)%
Goods	217	187	16.0
Travel	529	696	(24.0)
Total service revenue	4,890	5,095	(4.0)
Product cost of revenue - Goods	76,655	119,936	(36.1)
Total cost of revenue	$81,545	$125,031	(34.8)

Gross profit
Service gross profit:
Local	$44,524	$68,978	(35.5)%
Goods	2,016	1,268	59.0
Travel	2,744	8,041	(65.9)
Total service gross profit	49,284	78,287	(37.0)
Product gross profit - Goods	8,192	17,927	(54.3)
Total gross profit	$57,476	$96,214	(40.3)

Service margin (1)	27.8%	31.0%

% of Consolidated revenue	37.2%	38.3%
% of Consolidated cost of revenue	47.2	45.9
% of Consolidated gross profit	28.6	31.4
(1)  Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.

Comparison of the Three Months Ended March 31, 2020 and 2019
International revenue and gross profit decreased by $82.2 million and $38.7 million for the three months ended March 31, 2020. Those decreases were primarily driven by a decline in gross billings due to the impacts of COVID-19 as discussed above and unfavorable impacts on revenue and gross profit of $3.9 million and $1.5 million from year-over-year changes in foreign currency rates. The decrease in gross profit was also driven by a customer shift toward lower margin offerings.
Cost of revenue decreased by $43.5 million for the three months ended March 31, 2020 primarily due to the decrease in transactional volume and gross billings, and a $2.5 million favorable impact from year-over-year changes in foreign currency rates.
Operating Expenses and Income (Loss) from Operations
International segment operating expenses and income (loss) from operations for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Operating expenses
Marketing	$20,721	$33,598	(38.3)%
Selling, general and administrative	71,618	65,757	8.9
Goodwill impairment	109,486	—	—
Long-lived asset impairment	22,351	—	—
Total operating expenses	$224,176	$99,355	125.6

Income (loss) from operations	$(166,700)	$(3,141)	NM

% of Gross profit:
Marketing	36.1%	34.9%
Selling, general and administrative	124.6	68.3

Comparison of the Three Months Ended March 31, 2020 and 2019:
International marketing expense declined for the three months ended March 31, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend and a $0.5 million favorable impact from year-over-year changes in foreign currency rates. Marketing expense as a percentage of gross profit increased for the three months ended March 31, 2020 as we experienced a decrease in demand and traffic as a result of COVID-19.
SG&A increased for the three months ended March 31, 2020 primarily due to increases in technology-related expenses, partially offset by lower payroll-related expenses and a $2.0 million favorable impact from year-over-year changes in foreign currency rates. SG&A as a percentage of gross profit increased for three months ended March 31, 2020 as we experienced a decrease in demand and traffic as a result of COVID-19.
As a result of the interim quantitative assessment of goodwill and long-lived assets, we recognized goodwill impairment of $109.5 million during the first quarter 2020 that represented the excess of the EMEA reporting unit's carrying value over its fair value. We also recognized long-lived asset impairment of $22.4 million as a result of the significant deterioration of our financial performance due to the impact of COVID-19. See Item 1, Note 2. Goodwill and Long-Lived Assets for additional information about goodwill and long-lived asset impairment.
The decrease in International income (loss) from operations for the three months ended March 31, 2020 was primarily attributable to a $38.7 million decrease in gross profit and the goodwill and long-lived asset impairment charges of $109.5 million and $22.4 million.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, adjustments for observable price changes of investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three months ended March 31, 2020 and 2019 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income	$2,556	$1,936
Interest expense	(6,958)	(5,691)
Changes in fair value of investments	(1,405)	(41,408)
Foreign currency gains (losses), net	(6,503)	(1,679)
Impairment of investment	(6,684)	—
Other	7	(13)
Other income (expense), net	$(18,987)	$(46,855)
Comparison of the Three Months Ended March 31, 2020 and 2019:
The change in Other income (expense), net for the three months ended March 31, 2020 as compared with the prior year period is primarily related to a $40.0 million decrease in losses from changes in our fair value investments, partially offset by a $6.7 million impairment of an other equity investment and a $4.8 million increase in foreign currency losses. Foreign currency gains (losses) primarily result from intercompany balances with our subsidiaries that are denominated in foreign currencies. Foreign currency losses for the three months ended March 31, 2020 were driven by the depreciation of the Euro against the U.S. dollar.
Provision (Benefit) for Income Taxes
Comparison of the Three Months Ended March 31, 2020 and 2019:
Provision (benefit) for income taxes for the three months ended March 31, 2020 and 2019 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Provision (benefit) for income taxes	$(5,988)	$(3,490)	71.6%
Effective tax rate	2.8%	7.8%
Our U.S. federal income tax rate is 21%. The primary factors impacting the effective tax rate for the three months ended March 31, 2020 and March 31, 2019 were the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets and the reversals of reserves for uncertain tax positions due to the closure of tax audits. The three months ended March 31, 2020 was also impacted by the carryback of federal net operating losses due to the income tax relief provided by the CARES Act. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 9, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three months ended March 31, 2020 and 2019, special charges and credits included charges related to our restructuring plan. For the three months ended March 31, 2020, special charges and credits also included goodwill and long-lived asset impairments and strategic advisor costs. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Income (loss) from continuing operations	$(210,860)	$(41,170)
Adjustments:
Stock-based compensation	14,015	16,411
Depreciation and amortization	25,909	28,416
Acquisition-related expense (benefit), net	4	—
Restructuring charges	6	(67)
Goodwill impairment	109,486	—
Long-lived asset impairment	22,351	—
Strategic advisor costs	3,626	—
Other (income) expense, net	18,987	46,855
Provision (benefit) for income taxes	(5,988)	(3,490)
Total adjustments	188,396	88,125
Adjusted EBITDA	$(22,464)	$46,955
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
The following table represents the effect on our condensed consolidated statements of operations from changes in exchange rates versus the U.S. dollar for the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31, 2020
	At Avg. Q1 2019 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$814,456	$(8,057)	$806,399
Revenue	378,074	(3,924)	374,150
Cost of revenue	175,362	(2,459)	172,903
Gross profit	202,712	(1,465)	201,247
Marketing	60,675	(545)	60,130
Selling, general and administrative	209,352	(2,211)	207,141
Income (loss) from operations	(203,612)	5,751	(197,861)
(1)  Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)  Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, cash balances, which primarily consisted of bank deposits and government money market funds, which totaled $666.9 million as of March 31, 2020, and available borrowing capacity under our 2019 Credit Agreement.
Our net cash flows from operating, investing and financing activities from continuing operations for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash provided by (used in):
Operating activities	$(236,408)	$(147,483)
Investing activities	19,564	(18,115)
Financing activities	141,312	(27,777)
Our free cash flow for the three months ended March 31, 2020 and 2019 and a reconciliation to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities from continuing operations	$(236,408)	$(147,483)
Purchases of property and equipment and capitalized software from continuing operations	(10,596)	(17,477)
Free cash flow	$(247,004)	$(164,960)
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
For the three months ended March 31, 2020, our net cash used in operating activities from continuing operations was $236.4 million, as compared with a $210.9 million net loss from continuing operations. That difference is primarily due to a $208.9 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was related to the seasonal timing of payments to inventory suppliers and the impact of COVID-19. The difference between our net cash used in operating activities and our net loss from continuing operations due to changes in working capital was partially offset by $183.4 million of non-cash items, including $109.5 million of goodwill impairment, $22.4 million of long-lived asset impairments, depreciation and amortization and stock-based compensation.
For the three months ended March 31, 2019, our net cash used in operating activities from continuing operations was $147.5 million, as compared with a $41.2 million net loss from continuing operations. That difference was primarily due to a $195.7 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers. The difference between our net cash used in operating activities and our net loss from continuing operations due to changes in working capital was partially offset by $89.4 million of non-cash items, including a loss from changes in fair value of investments, depreciation and amortization and stock-based compensation.

For the three months ended March 31, 2020, our net cash provided by investing activities from continuing operations was $19.6 million. Our net cash provided by investing activities from continuing operations included the proceeds from the sale of an investment of $31.6 million, which was partially offset by purchases of property and equipment and capitalized software of $10.6 million.
For the three months ended March 31, 2019, our net cash used in investing activities from continuing operations was $18.1 million. Our net cash used in investing activities included purchases of property and equipment and capitalized software of $17.5 million.
For the three months ended March 31, 2020, our net cash provided by financing activities was $141.5 million. Our net cash provided by financing activities included $150.0 million of borrowings under our revolving credit facility offset by $3.3 million in taxes paid related to net share settlements of stock-based compensation awards and $3.8 million of distributions to noncontrolling interest holders.
For the three months ended March 31, 2019, our net cash used in financing activities was $27.8 million. Our net cash used in financing activities included $14.4 million in repurchases of common stock under our share repurchase program, $6.8 million in payments of finance lease obligations and $5.1 million in taxes paid related to net share settlements of stock-based compensation awards.
In May 2019, we entered into the 2019 Credit Agreement which provides for aggregate principal borrowings of up to $400.0 million and matures in May 2024. As of March 31, 2020, we had $150.0 million of borrowings outstanding under the 2019 Credit Agreement. In April 2020, we borrowed an additional $50.0 million under the 2019 Credit Agreement. As of March 31, 2020, we were in compliance with the covenants under our 2019 Credit Agreement. The deterioration in our business and financial performance as a result of COVID-19 could result in noncompliance with certain financial covenants contained in our 2019 Credit Agreement in the future, which, if not waived or amended, could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the 2019 Credit Agreement. We are having ongoing discussions with the lenders regarding a potential amendment to the 2019 Credit Agreement to provide covenant relief. There can be no assurance, however, that we will be able to obtain an amendment or waiver on acceptable terms or at all.
We believe that our cash balances, excluding borrowings under the 2019 Credit Agreement, and cash generated from operations will be sufficient to meet our working capital requirements and capital expenditures for at least the next twelve months. However, we expect a net loss and negative operating cash flows for the year ended December 31, 2020. We plan to continue to actively manage and optimize our cash balances and liquidity, working capital and operating expenses, although there can be no assurances that we will be able to do so. We have taken several steps to reduce costs and preserve cash in the near-term as described above in Item 2.Overview.
As of March 31, 2020, we had $127.3 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars and Japanese yen. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of March 31, 2020, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the 2019 Credit Agreement, share price, available cash and other factors, and the program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)
Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2020 did not materially change from the amounts set forth in our 2019 Annual Report on Form 10-K, except as disclosed in Note 6, Commitments and Contingencies.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2020.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Item 2, Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, refer to the critical accounting policies and estimates under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued Accounting Standards
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three months ended March 31, 2020, we derived approximately 37.2% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of March 31, 2020 and December 31, 2019.
As of March 31, 2020, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $53.6 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $5.4 million. This compares with a $69.2 million working capital deficit subject to foreign currency exposure as of December 31, 2019, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $6.9 million.
Interest Rate Risk
Our cash balance as of March 31, 2020 consists of bank deposits and government money market funds, so exposure to market risk for changes in interest rates is limited. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Item 1, Note 5, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In May 2019, we entered into the 2019 Credit Agreement which provides for aggregate principal borrowings of up to $400.0 million. As of March 31, 2020, we had $150.0 million of borrowings outstanding under the 2019 Credit Agreement. In April 2020, we borrowed an additional $50.0 million under the 2019 Credit Agreement. See Item 2, Liquidity and Capital Resources for additional information. Because the 2019 Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the 2019 Credit Agreement. We also had $146.0 million of lease obligations as of March 31, 2020. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2020.

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
Based on this evaluation, our management concluded that, as of March 31, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting as a result of COVID-19 and related restrictions. We are continually monitoring and assessing the COVID-19 pandemic and related restrictions on our internal controls to minimize the effect on their design and operating effectiveness.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Item 1, Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, except to supplement and amend those risk factors as follows:

Pandemics or disease outbreaks, such as COVID-19, have and are expected to continue to materially affect our business, results of operations and financial condition.

        Any outbreaks of contagious diseases and other adverse public health developments could have a material and adverse effect on our business, results of operations and financial condition. For example, the recent outbreak of COVID-19, which was declared by the World Health Organization in March 2020 to be a pandemic, has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement and gathering of people in the United States and abroad.  The Company’s business has been adversely affected in jurisdictions that have imposed mandatory closures of its merchants, sought voluntary closures or imposed restrictions on operations of our merchants or activities of consumers, and the continued implementation of such measures may further adversely affect its business. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect the Company’s business. The outbreak and the preventive or protective actions that governments or the Company’s merchants and consumers have taken and may in the future take in response to COVID-19 has resulted, and may continue to result, in a period of business disruption, reduced voucher and travel sales and increased refunds.
        Such risks could also adversely affect consumers’ financial condition, resulting in reduced spending on the Company's offerings and increased refunds, even after restrictions to everyday activities are lifted. COVID-19 may also materially adversely affect the Company’s ability to implement its strategy to focus on growing our local marketplace.
        Further, the deterioration in the Company’s business and financial performance as a result of COVID-19 could result in noncompliance with certain financial covenants contained in our 2019 Credit Agreement, which, if not waived or amended, could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the 2019 Credit Agreement. Further, acceleration of indebtedness under the 2019 Credit Agreement could result in an event of default under the Indenture governing the Notes. We are having ongoing in discussions with the lenders regarding a potential amendment to the 2019 Credit Agreement to obtain covenant relief. There can be no assurance, however, that we will be able to obtain an amendment of applicable covenants or waiver of any such defaults on acceptable terms or at all. Any termination of our ability to borrow or event of default under our 2019 Credit Agreement would have a material adverse impact on our liquidity and cash position.
The cost-saving and other actions we have taken to attempt to mitigate the effects of COVID-19 on our business may lead to disruptions in our business, inability to enhance or preserve our brand awareness, reduced employee morale and productivity, increased attrition, and problems retaining existing and recruiting future employees, all of which could have a material adverse impact on our business, results of operations and financial condition.
        These and other potential impacts of COVID-19 (or other epidemics, pandemics or other health crises) have and are expected to continue to adversely affect the Company’s business, financial condition and results of operations. The ultimate extent of the impact of COVID-19 or any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 and address its impact, among others.
The potential effects of COVID-19 also could intensify or otherwise affect many of our other risk factors that are included in "Part I Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, risks related to the execution of our strategy, customer and merchant acquisition and retention, macroeconomic factors beyond our control, risks of doing business outside of the United States and risks related to our indebtedness. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our Annual Report on Form 10-K for the year ended December 31, 2019 are uncertain.

Furthermore, because the COVID-19 pandemic did not impact our results until late in the first quarter of 2020, such impact may not be directly comparable to any historical period and is not necessarily indicative of any future impact that the COVID-19 pandemic may have on our results for the remainder of 2020 or any subsequent periods. In the near term, we expect that the COVID-19 pandemic will impact our financial performance for the second quarter of 2020 more significantly than it impacted the first quarter of 2020.

We are subject to payments-related risks.

We accept payments using a variety of methods, including credit cards, debit cards and gift certificates. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. In addition, our credit card and other payment processors generally have broad discretion to impose receivable holdback or reserve requirements and could do so in the future. Any material increase in receivable holdback or reserve requirements could have a material impact on our cash flow and available liquidity. In the event our strategy is unsuccessful or our business deteriorates significantly due to COVID-19 or other factors, these payment processors could increase holdback amounts due to concerns with our financial condition, which could adversely affect our liquidity. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business and operating results could be adversely affected.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2020, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
On May 7, 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of March 31, 2020, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the 2019 Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when we might otherwise be precluded from doing so. See Item 1, Note 7, Stockholders' Equity and Compensation Arrangements, for information regarding our share repurchase program.
The following table provides information about purchases of shares of our common stock during the three months ended March 31, 2020 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2020	13,418	$62.80	—	—
February 1-29, 2020	40,689	62.60	—	—
March 1-31, 2020	13,028	22.60	—	—
Total	67,135	$54.88	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Groupon, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on April 13, 2020)
4.1
Rights Agreement, dated as of April 10, 2020 between Groupon, Inc. and Computershare Trust Company, N.A. as Right Agent (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on April 13, 2020)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File
_____________________________________

* The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of June 2020.

GROUPON, INC.
By:	/s/ Melissa Thomas
	Name:	Melissa Thomas
	Title:	Chief Financial Officer