Form 10-Q
period 2020-06-30
Groupon, Inc.
filed 2020-08-06
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Yes ☐  No  ☒
As of August 3, 2020, there were 28,732,990 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute, and achieve the expected benefits of our go-forward strategy, execution of the phase down of the Goods category; volatility in our operating results; effects of pandemics or disease outbreaks, including COVID-19, on our business; execution of our business and marketing strategies; retaining existing customers and adding new customers; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments and any potential adverse impact from the United Kingdom's exit from the European Union; retaining and adding high quality merchants; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; reliance on cloud-based computing platforms; competing successfully in our industry; providing a strong mobile experience for our customers; maintaining and improving our information technology infrastructure; our voucherless offerings; claims related to product and service offerings; managing inventory and order fulfillment risks; litigation; managing refund risks; retaining and attracting members of our executive team and other qualified personnel; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; tax liabilities; tax legislation; protecting our intellectual property; maintaining a strong brand; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; our common stock, including volatility in our stock price; our convertible senior notes; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q, for the three months ended March 31, 2020 and June 30, 2020, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$784,688	$750,887
Accounts receivable, net	54,583	54,953
Prepaid expenses and other current assets	52,088	82,073
Total current assets	891,359	887,913
Property, equipment and software, net	90,331	124,950
Right-of-use assets - operating leases, net	78,057	108,390
Goodwill	211,718	325,017
Intangible assets, net	31,977	35,292
Investments	34,403	76,576
Other non-current assets	31,474	28,605
Total Assets	$1,369,319	$1,586,743
Liabilities and Equity
Current liabilities:
Short-term borrowings	$200,000	$—
Accounts payable	45,143	20,415
Accrued merchant and supplier payables	394,835	540,940
Accrued expenses and other current liabilities	246,925	260,192
Total current liabilities	886,903	821,547
Convertible senior notes, net	221,992	214,869
Operating lease obligations	95,192	110,294
Other non-current liabilities	47,748	44,987
Total Liabilities	1,251,835	1,191,697
Commitments and contingencies (see Note 6)
Stockholders' Equity
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 38,977,677 shares issued and 28,683,560 shares outstanding at June 30, 2020; 38,584,854 shares issued and 28,290,737 shares outstanding at December 31, 2019 (1)	4	4
Additional paid-in capital (1)	2,329,599	2,310,393
Treasury stock, at cost, 10,294,117 and 10,294,117 shares at June 30, 2020 and December 31, 2019 (1)	(922,666)	(922,666)
Accumulated deficit	(1,318,594)	(1,032,876)
Accumulated other comprehensive income (loss)	29,488	39,081
Total Groupon, Inc. Stockholders' Equity	117,831	393,936
Noncontrolling interests	(347)	1,110
Total Equity	117,484	395,046
Total Liabilities and Equity	$1,369,319	$1,586,743
(1)Prior period share information and balances have been retroactively adjusted to reflect a reverse stock split. See Note 7, Stockholders' Equity and Compensation Arrangements for additional information.
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Service	$112,377	$277,603	$319,405	$563,430
Product	283,269	254,974	450,391	547,557
Total revenue	395,646	532,577	769,796	1,110,987
Cost of revenue:
Service	16,242	28,595	43,157	57,222
Product	242,178	211,850	388,166	455,617
Total cost of revenue	258,420	240,445	431,323	512,839
Gross profit	137,226	292,132	338,473	598,148
Operating expenses:
Marketing	25,242	88,923	85,372	182,320
Selling, general and administrative	143,619	210,395	350,760	420,886
Goodwill impairment	—	—	109,486	—
Long-lived asset impairment	—	—	22,351	—
Restructuring and related charges	40,478	(47)	40,478	(114)
Total operating expenses	209,339	299,271	608,447	603,092
Income (loss) from operations	(72,113)	(7,139)	(269,974)	(4,944)
Other income (expense), net	(1,695)	(28,494)	(20,682)	(75,349)
Income (loss) from continuing operations before provision (benefit) for income taxes	(73,808)	(35,633)	(290,656)	(80,293)
Provision (benefit) for income taxes	(696)	2,012	(6,684)	(1,478)
Income (loss) from continuing operations	(73,112)	(37,645)	(283,972)	(78,815)
Income (loss) from discontinued operations, net of tax	—	—	382	2,162
Net income (loss)	(73,112)	(37,645)	(283,590)	(76,653)
Net (income) loss attributable to noncontrolling interests	995	(2,601)	(2,049)	(6,080)
Net income (loss) attributable to Groupon, Inc.	$(72,117)	$(40,246)	$(285,639)	$(82,733)

Basic and diluted net income (loss) per share: (1)
Continuing operations	$(2.53)	$(1.42)	$(10.06)	$(2.98)
Discontinued operations	—	—	0.01	0.08
Basic and diluted net income (loss) per share	$(2.53)	$(1.42)	$(10.05)	$(2.90)

Weighted average number of shares outstanding (1)
Basic	28,493,258	28,398,123	28,426,308	28,450,703
Diluted	28,493,258	28,398,123	28,426,308	28,450,703

Comprehensive income (loss):
Net income (loss)	$(73,112)	$(37,645)	$(283,590)	$(76,653)
Other comprehensive income (loss):
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	(7,632)	(3,285)	(9,593)	(13)
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $0 and $(48) for the three months ended June 30, 2020 and 2019 and $0 and $(35) for the six months ended June 30, 2020 and 2019)	—	(145)	—	(104)
Other comprehensive income (loss) from continuing operations	(7,632)	(3,430)	(9,593)	(117)
Other comprehensive income (loss) from discontinued operations	—	—	—	—
Other comprehensive income (loss)	(7,632)	(3,430)	(9,593)	(117)

Comprehensive income (loss)	(80,744)	(41,075)	(293,183)	(76,770)
Comprehensive (income) loss attributable to noncontrolling interest	995	(2,601)	(2,049)	(6,080)
Comprehensive income (loss) attributable to Groupon, Inc.	$(79,749)	$(43,676)	$(295,232)	$(82,850)
(1)All share and per share information has been retroactively adjusted to reflect a reverse stock split. See Note 7, Stockholders' Equity and Compensation Arrangements for additional information.
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock (1)		Additional Paid-In Capital (1)	Treasury Stock (1)		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	38,584,854	$4	$2,310,393	(10,294,117)	$(922,666)	$(1,032,876)	$39,081	$393,936	$1,110	$395,046
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	(79)	—	(79)	—	(79)
Comprehensive income (loss)	—	—	—	—	—	(213,522)	(1,961)	(215,483)	3,044	(212,439)
Vesting of restricted stock units and performance share units	165,705	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	28,621	—	1,163	—	—	—	—	1,163	—	1,163
Tax withholdings related to net share settlements of stock-based compensation awards	(67,135)	—	(3,684)	—	—	—	—	(3,684)	—	(3,684)
Stock-based compensation on equity-classified awards	—	—	15,345	—	—	—	—	15,345	—	15,345
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,845)	(3,845)
Balance at March 31, 2020	38,712,045	$4	2,323,217	(10,294,117)	$(922,666)	(1,246,477)	$37,120	191,198	309	191,507
Comprehensive income (loss)	—	—	—	—	—	(72,117)	(7,632)	(79,749)	(995)	(80,744)
Vesting of restricted stock units and performance share units	430,100	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(164,468)	—	(4,554)	—	—	—	—	(4,554)	—	(4,554)
Stock-based compensation on equity-classified awards	—	—	10,936		—	—	—	10,936	—	10,936
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	339	339
Balance at June 30, 2020	38,977,677	$4	$2,329,599	(10,294,117)	(922,666)	$(1,318,594)	$29,488	$117,831	$(347)	$117,484
(1)All share information and balances have been retroactively adjusted to reflect a reverse stock split. See Note 7, Stockholders' Equity and Compensation Arrangements, for additional information.
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock (1)		Additional Paid-In Capital (1)	Treasury Stock (1)		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	38,046,972	$4	$2,234,633	(9,592,756)	$(877,491)	$(1,010,499)	$34,602	$381,249	$1,363	$382,612
Comprehensive income (loss)	—	—	—	—	—	(42,487)	3,313	(39,174)	3,479	(35,695)
Exercise of stock options	625	—	8	—	—	—	—	8	—	8
Vesting of restricted stock units and performance share units	208,020	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	35,964	—	1,998	—	—	—	—	1,998	—	1,998
Tax withholdings related to net share settlements of stock-based compensation awards	(79,286)	—	(5,681)	—	—	—	—	(5,681)	—	(5,681)
Payments for repurchases of common stock	—	—	—	(220,399)	(15,055)	—	—	(15,055)		(15,055)
Stock-based compensation on equity-classified awards	—	—	17,731	—	—	—	—	17,731	—	17,731
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,521)	(3,521)
Balance at March 31, 2019	38,212,295	4	2,248,689	(9,813,155)	(892,546)	(1,052,986)	37,915	341,076	1,321	342,397
Comprehensive income (loss)	—	—	—	—	—	(40,246)	(3,430)	(43,676)	2,601	(41,075)
Exercise of stock options	1,500	—	32	—	—	—	—	32	—	32
Vesting of restricted stock units and performance share units	220,211	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(76,220)	—	(5,387)	—	—	—	—	(5,387)	—	(5,387)
Payments for repurchases of common stock	—	—	—	(211,407)	(15,053)	—	—	(15,053)	—	(15,053)
Stock-based compensation on equity-classified awards	—	—	28,339	—	—	—	—	28,339	—	28,339
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,113)	(3,113)
Balance at June 30, 2019	38,357,786	$4	$2,271,673	(10,024,562)	$(907,599)	$(1,093,232)	$34,485	$305,331	$809	$306,140
(1)All share information and balances have been retroactively adjusted to reflect a reverse stock split. See Note 7, Stockholders' Equity and Compensation Arrangements, for additional information.
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$(283,590)	$(76,653)
Less: Income (loss) from discontinued operations, net of tax	382	2,162
Income (loss) from continuing operations	(283,972)	(78,815)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	45,420	47,861
Amortization of acquired intangible assets	4,923	7,671
Impairment of goodwill	109,486	—
Impairment of long-lived assets	22,351	—
Restructuring-related impairment	13,903	—
Stock-based compensation	22,558	42,974
Impairment of investment	6,684	—
Deferred income taxes	—	360
(Gain) loss from changes in fair value of investments	1,405	68,985
Amortization of debt discount on convertible senior notes	7,123	6,431
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(418)	(5,311)
Prepaid expenses and other current assets	28,657	(4,021)
Right-of-use assets - operating leases	11,530	13,145
Accounts payable	24,655	(10,890)
Accrued merchant and supplier payables	(143,292)	(186,519)
Accrued expenses and other current liabilities	(7,450)	(44,696)
Operating lease obligations	(15,458)	(13,145)
Other, net	2,599	7,268
Net cash provided by (used in) operating activities from continuing operations	(149,296)	(148,702)
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	(149,296)	(148,702)
Investing activities
Purchases of property and equipment and capitalized software	(24,917)	(34,161)
Proceeds from sale of investment	31,605	—
Acquisitions of intangible assets and other investing activities	(2,692)	(1,189)
Net cash provided by (used in) investing activities from continuing operations	3,996	(35,350)
Net cash provided by (used in) investing activities from discontinued operations	1,224	—
Net cash provided by (used in) investing activities	5,220	(35,350)
Financing activities
Proceeds from borrowing under revolving credit agreement	200,000	—
Payment of contingent consideration related to acquisition	(908)	—
Issuance costs for revolving credit agreement	—	(2,334)
Payments for repurchases of common stock	—	(29,569)
Taxes paid related to net share settlements of stock-based compensation awards	(7,274)	(10,231)
Proceeds from stock option exercises and employee stock purchase plan	1,163	2,038
Distributions to noncontrolling interest holders	(3,506)	(6,634)
Payments of finance lease obligations	(5,301)	(12,628)
Net cash provided by (used in) financing activities	184,174	(59,358)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(5,724)	(1,755)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	34,374	(245,165)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	1,224	—
Net increase (decrease) in cash, cash equivalents and restricted cash	33,150	(245,165)
Cash, cash equivalents and restricted cash, beginning of period (1)	752,657	844,728
Cash, cash equivalents and restricted cash, end of period (1)	$785,807	$599,563

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Non-cash investing and financing activities
Continuing operations:
Liability for repurchases of common stock	$—	$(995)
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	573	(767)
(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the condensed consolidated balance sheets as of June 30, 2020, December 31, 2019 and December 31, 2018 and amounts previously reported within the condensed consolidated balance sheet in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$784,688	$750,887	$596,837	$841,021
Restricted cash included in prepaid expenses and other current assets	889	1,534	2,340	3,320
Restricted cash included in other non-current assets	230	236	386	387
Cash, cash equivalents and restricted cash	$785,807	$752,657	$599,563	$844,728

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
Groupon, Inc. and its subsidiaries, which commenced operations in October 2008, is a global scaled two-sided marketplace that connect merchants to consumers by offering goods and services, generally at a discount. Customers access those marketplaces through our mobile applications and our websites, primarily localized groupon.com sites in many countries.
Our operations are organized into two segments: North America and International. See Note 13, Segment Information.
Reverse Stock Split
On June 10, 2020, we effectuated a reverse stock split of our common stock at a ratio of 1-for-20. See Note 7, Stockholders' Equity and Compensation Arrangements, for additional information. As a result, the number of shares and income (loss) per share disclosed throughout this Quarterly Report on Form 10-Q have been retrospectively adjusted to reflect the reverse stock split.
COVID-19 Pandemic
The outbreak of the novel coronavirus ("COVID-19") in the first quarter 2020 and the preventive and protective actions that governments and our merchants and consumers have taken in response to the pandemic have resulted in significant disruption of our operations and have had an adverse impact on our financial condition, results of operations and cash flows. We rely on customers' purchases of vouchers for local experiences, including events and activities, beauty and wellness, travel and dining. The temporary closure of businesses, including restaurants and bars, event venues, and spas, resulted in a significant deterioration in our performance beginning in March 2020. The negative impact of COVID-19 on our business is expected to continue at least as long as customer and merchant behavior remains impacted by COVID-19, including the implementation of governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad.
In light of the impact of COVID-19 on our business, we expect a net loss and negative operating cash flows for the year ending December 31, 2020. We plan to continue to actively manage and optimize our cash balances and liquidity, working capital and operating expenses, although there can be no assurances that we will be able to do so. We have taken several steps to reduce costs and preserve cash in the near-term, including, among others: reducing our workforce and furloughing staff; continuing to sell Goods on our platform instead of quickly exiting the category; reducing marketing expense by significantly shortening payback thresholds and delaying brand marketing investments; continuing to transition merchants to redemption payment terms, instead of fixed payment terms; implementing a hiring freeze; eliminating broad-based merit increases for employees; replacing cash compensation with equity compensation in 2020 for all members of our Board of Directors (the "Board"); and amending our Credit Agreement (as defined below) to, among other things, provide covenant relief through the first quarter of 2021. The future impact of COVID-19 on our business, results of operations, financial condition and liquidity is highly uncertain and will ultimately depend on future developments, including the magnitude and duration of the pandemic and the protective measures associated with reducing its spread.
In the first quarter 2020, we determined the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decrease in our stock price required us to evaluate our long-lived assets and goodwill for impairment, which resulted in the impairment of our long-lived assets and goodwill. See Note 2, Goodwill and Long-Lived Assets. Additionally, the economic impacts of COVID-19 resulted in an impairment or a reduction in the fair value of certain of our investments during the first quarter 2020. See Note 3, Investments.
In April 2020, the Board approved multi-phase restructuring actions relating to our previously announced strategic shift and as part of the cost reduction measures we are implementing in response to the impact of

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
COVID-19. We expect to incur total pre-tax charges of up to $105.0 million in connection with these multi-phase restructuring actions. See Note 9, Restructuring and Related Charges, for additional information about restructuring charges incurred during the second quarter 2020, which included employee severance and compensation benefits expenses, facilities-related costs and impairment charges and professional advisory fees.
Unaudited Interim Financial Information
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and comprehensive income (loss), cash flows and stockholders' equity for the periods presented. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Adoption of New Accounting Standards
We adopted the guidance in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses of Financial Instruments ("CECL") on January 1, 2020. This ASU requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses over the lifetime of the asset rather than incurred losses. The adoption of ASU 2016-13 did not have a material impact on the condensed consolidated financial statements. See Note 8, Revenue Recognition, for additional information.
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
We adopted the guidance in ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement on January 1, 2020. This ASU modifies the disclosure requirements in Topic 820, Fair Value Measurements, by removing, modifying, or adding certain disclosures. The adoption of ASU 2018-13 did not have a material impact on the condensed consolidated financial statements.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
2. GOODWILL AND LONG-LIVED ASSETS
In accordance with ASC Topic 350, Intangibles — Goodwill and Other, we evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We also review our long-lived assets, such as property, equipment and software, right-of-use assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the first quarter 2020, we determined the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decrease in our stock price required us to evaluate our goodwill and long-lived assets for impairment. During the second quarter 2020, we determined that the actions taken under our restructuring plan changed how we used certain long-lived assets such that the carrying amount of those long-lived assets may not be recoverable, which required us to evaluate those long-lived assets for impairment.
Future events and changing market conditions due to the impact of COVID-19 may require us to re-evaluate the estimates used in our fair value measurements, which could result in additional impairment of long-lived assets or goodwill in future periods that may have a material effect on our operating results.
Goodwill
In order to evaluate goodwill for impairment in the first quarter 2020, we compared the fair values of our three reporting units (North America, EMEA and Asia Pacific) to their carrying values. In determining fair values for our reporting units, we used the discounted cash flow method and the market multiple valuation approach that use Level 3 inputs. The significant estimates used in the discounted cash flow models are the risk-adjusted discount rates; forecasted revenue, cost of revenue and operating expenses; forecasted capital expenditures and working capital needs; weighted average cost of capital; rates of long-term growth; and income tax rates. These estimates considered the recent deterioration in financial performance of the reporting units as well as the anticipated rate of recovery, and implied risk premiums based on the market prices of our equity and debt as of the assessment date. The significant estimates used in the market multiple valuation approach include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples. As a result of the interim quantitative assessment of goodwill in the first quarter 2020, we identified a partial impairment of goodwill in our EMEA reporting unit within the International segment and recognized goodwill impairment of $109.5 million. We did not recognize any goodwill impairment in our North America or Asia Pacific reporting units during the three months ended March 31, 2020. We determined that we did not have a triggering event that required us to evaluate goodwill for impairment during the second quarter 2020, and therefore did not recognize goodwill impairment for any of our reporting units during the three months ended June 30, 2020. As of June 30, 2020, the EMEA reporting unit had a negative carrying value and remaining goodwill of $26.6 million.
The following table summarizes goodwill activity by segment for the six months ended June 30, 2020 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2019	$178,685	$146,332	$325,017
Impairment loss	—	(109,486)	(109,486)
Foreign currency translation	—	(3,813)	(3,813)
Balance as of June 30, 2020	$178,685	$33,033	$211,718
Long-Lived Assets
Following our review of long-lived assets for impairment in the first quarter 2020, we recognized long-lived asset impairment of $22.4 million within our International segment related to our EMEA operations.
During the second quarter 2020, we recognized long-lived asset impairment of $13.5 million and $0.4 million within our North America and International segments for certain asset groups due to actions taken under our restructuring plan. See Note 9, Restructuring and Related Charges, for more information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The assets that we deemed impaired were written down to fair value based on the discounted cash flow method that uses Level 3 inputs. The significant estimates used in the discounted cash flow models are the risk-adjusted discount rates; forecasted revenue, cost of revenue and operating expenses; forecasted capital expenditures and working capital needs; weighted average cost of capital; rates of long-term growth; and income tax rates.
Impairment charges are presented within the following line items of the condensed consolidated statements of operations for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Long-lived asset impairment	$—	$22,351
Restructuring and related charges	13,903	13,903
Total impairment	$13,903	$36,254

The following table summarizes impairment for long-lived assets and restructuring and related charges by asset type as of June 30, 2020 (in thousands):

Long-Lived Asset Category	Impairment
Property, equipment and software, net
Warehouse equipment	$—
Furniture and fixtures	413
Leasehold improvements (1)	7,558
Office equipment	198
Purchased software	14
Computer hardware	2,842
Right-of-use assets - finance leases, net	1,318
Capitalized software	304
Internally-developed software	2,988
Total Property, equipment and software, net	$15,635
Right-of-use assets - operating leases, net (2)	19,645
Intangible assets, net	103
Other non-current assets	871
Total long-lived assets	$36,254
(1)Includes long-lived asset impairment of $4.8 million presented within Restructuring and related charges during the three and six months ended June 30, 2020. See Note 9, Restructuring and Related Charges, for more information.
(2)Includes right-of-use asset impairment of $9.2 million during the three and six months ended June 30, 2020. See Note 9, Restructuring and Related Charges, for more information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes intangible assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
Intangible Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$16,200	$16,200	$—	$16,200	$16,200	$—
Merchant relationships	20,857	9,443	11,414	22,193	8,268	13,925
Trade names	9,387	7,604	1,783	9,558	7,369	2,189
Developed technology	2,297	1,729	568	3,651	2,685	966
Patents	24,965	19,243	5,722	23,021	18,167	4,854
Other intangible assets	26,708	14,218	12,490	26,115	12,757	13,358
Total	$100,414	$68,437	$31,977	$100,738	$65,446	$35,292
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $2.4 million and $3.8 million for the three months ended June 30, 2020 and 2019 and $4.9 million and $7.7 million for the six months ended June 30, 2020 and 2019. As of June 30, 2020, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2020	$4,628
2021	7,852
2022	7,256
2023	6,120
2024	2,620
Thereafter	3,501
Total	$31,977

3. INVESTMENTS
The following table summarizes investments as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	Percent Ownership of Voting Stock			December 31, 2019	Percent Ownership of Voting Stock
Available-for-sale securities - redeemable preferred shares	$—	19%	to	25%	$—	19%	to	25%
Fair value option investments	—	10%	to	19%	1,405	10%	to	19%
Other equity investments	34,403	1%	to	19%	75,171	1%	to	19%
Total investments	$34,403				$76,576
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes gains and losses due to changes in fair value of those investments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Monster LP	$—	$(27,949)	$—	$(69,408)
Nearbuy	—	372	(1,405)	423
Total	$—	$(27,577)	$(1,405)	$(68,985)
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
We determined that the fair value of our investment in Monster LP and Nearbuy was $0.0 million and $0.0 million as of June 30, 2020 and $0.0 million and $1.4 million as of December 31, 2019.
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
4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$1,430	$1,915	$3,986	$3,851
Interest expense	(8,009)	(5,442)	(14,967)	(11,133)
Changes in fair value of investments	—	(27,577)	(1,405)	(68,985)
Foreign currency gains (losses), net	4,884	2,610	(1,612)	918
Impairment of investment	—	—	(6,684)	—
Other income (expense), net	$(1,695)	$(28,494)	$(20,682)	$(75,349)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Merchandise inventories	$9,101	$25,426
Prepaid expenses	18,497	27,077
Income taxes receivable	11,345	4,791
Other	13,145	24,779
Total prepaid expenses and other current assets	$52,088	$82,073
The following table summarizes other non-current assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Deferred income tax	$4,728	$4,829
Debt issue costs, net	1,910	2,156
Deferred commissions expense	6,079	10,133
Deferred cloud implementation costs	14,301	7,372
Other	4,456	4,115
Total other non-current assets	$31,474	$28,605

The following table summarizes accrued merchant and supplier payables as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accrued merchant payables	$259,447	$366,573
Accrued supplier payables (1)	135,388	174,367
Total accrued merchant and supplier payables	$394,835	$540,940
(1)Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes accrued expenses and other current liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Refund reserve	$22,297	$22,002
Compensation and benefits	41,550	49,009
Accrued marketing	7,844	41,110
Restructuring-related liabilities	10,938	—
Customer credits	43,811	13,764
Income taxes payable	1,382	5,044
Deferred revenue	17,641	17,951
Operating and finance lease obligations	42,443	40,768
Deferred cloud computing contract incentive	3,000	—
Other	56,019	70,544
Total accrued expenses and other current liabilities	$246,925	$260,192

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes other non-current liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Contingent income tax liabilities	$27,736	$30,121
Finance lease obligations	1,953	5,831
Restructuring-related liabilities	558	—
Deferred income taxes	3,686	3,903
Deferred cloud computing contract incentive	5,750	—
Other	8,065	5,132
Total other non-current liabilities	$47,748	$44,987

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
Each $1,000 of principal amount of the Notes initially is convertible into 9.25926 shares of common stock, which is equivalent to an initial conversion price of $108.00 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture"). Based on the closing price of the common stock of $18.12 as of June 30, 2020, the if-converted value of the Notes was less than the principal amount.
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
The carrying amount of the Notes consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(28,008)	(35,131)
Net carrying amount of liability component	$221,992	$214,869

Net carrying amount of equity component	$67,014	$67,014
The estimated fair value of the Notes as of June 30, 2020 and December 31, 2019 was $242.4 million and $262.7 million, and was determined using a lattice model. We classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the Notes and our cost of debt.
As of June 30, 2020, the remaining term of the Notes is approximately 1 years and 9 months. During the three and six months ended June 30, 2020 and 2019, we recognized interest costs on the Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest (3.25% of the principal amount per annum)	$2,032	$2,032	$4,064	$4,064
Amortization of debt discount	3,607	3,256	7,123	6,431
Total	$5,639	$5,288	$11,187	$10,495
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
The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
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
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement (the "Credit Agreement") which provided for aggregate principal borrowings of up to $400.0 million (prior to the Amendment described below) and matures in May 2024. We deferred debt issuance costs of $2.4 million related to the Credit Agreement. Those deferred costs are included within Other non-current assets on the condensed consolidated balance sheet as of June 30, 2020 and will be amortized to interest expense over the term of the agreement.
On July 17, 2020, we entered into an amendment to the Credit Agreement (the "Amendment" and the Credit Agreement as amended, the "Amended Credit Agreement") in order to provide us with operational flexibility and covenant relief through the end of the first quarter of 2021 (the "Suspension Period") in light of the ongoing impacts of COVID-19 on our business. In addition to the covenant relief described below, the Amendment permanently reduces borrowing capacity under our senior secured revolving credit facility from $400.0 million to $225.0 million.
Pursuant to the Amendment, during the Suspension Period, the Company will be exempt from certain covenant restrictions under the Credit Agreement, namely the requirements in the Credit Agreement to maintain a maximum funded indebtedness to EBITDA ratio, a maximum senior secured indebtedness to EBITDA ratio, a minimum fixed charge coverage ratio, unrestricted cash of not less than $250.0 million and a minimum liquidity balance (including any undrawn amounts under the credit facility) of at least 70% of our accrued merchant and supplier payables balance (collectively, the "Existing Financial Covenants"). Additionally, the Amendment provides that, during the Suspension Period, we will be required to maintain specified minimum quarterly EBITDA levels and to maintain a monthly minimum liquidity balance (including any undrawn amounts under the credit facility) of at least 100% of our accrued merchant and supplier payables balance for such month plus $50.0 million. Following the Suspension Period, we will be subject to the Existing Financial Covenants.
In addition, under the Amended Credit Agreement, we are subject to various covenants, including customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness; make dividend and other restricted payments, including limiting the amount of our share repurchases; enter into sale and leaseback transactions; make investments, loans or advances; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; and engage in transactions with related parties and other affiliates. The Amendment further restricts certain of these negative covenants during the Suspension Period, including our ability to make share repurchases, acquisitions, investments and to incur additional indebtedness and liens.
Non-compliance with the covenants under the Amended Credit Agreement may result in termination of the commitments thereunder and any then outstanding borrowings may be declared due and payable immediately. We have the right to terminate the Amended Credit Agreement or reduce the available commitments at any time.
The Amendment also increases interest rates through the end of the first quarter of 2021, raising the alternative base rate and Canadian prime spreads to 1.50%, the fixed rate spreads to 2.50% and the commitment fee to 0.4% on the daily amount of the unused commitments under the Amended Credit Agreement. Following the Suspension Period, the applicable spread and commitment fee will revert to the levels previously set in the Credit Agreement, which provides for (a) interest at a rate per annum equal to (i) an adjusted LIBO rate or (ii) a customary base rate (with loans denominated in certain currencies bearing interest at rates specific to such currencies) plus an additional margin ranging between 0.50% and 2.00% and (b) commitment fees ranging from 0.25% to 0.35% on the daily amount of unused commitments. The Amended Credit Agreement also provides for the issuance of up to $75.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $225.0 million.
The Amended Credit Agreement is secured by substantially all of our tangible and intangible assets, including a pledge of 100% of the outstanding capital stock of substantially all of our direct and indirect domestic subsidiaries and 65% of the shares or equity interests of first-tier foreign subsidiaries and each U.S. entity whose assets substantially consist of capital stock and/or intercompany debt of one or more foreign subsidiaries, subject to certain exceptions. Certain of our domestic and foreign subsidiaries are guarantors under the Amended Credit Agreement.
We had $200.0 million of borrowings and $19.2 million of outstanding letters of credit under the Credit Agreement as of June 30, 2020. We had $18.1 million of outstanding letters of credit under the Credit Agreement as of December 31, 2019. We did not repay any outstanding borrowings under the Credit Agreement in connection with the Amendment. See Item 2. Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources, for additional information.
6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments and future operating income under our operating subleases as of June 30, 2020 and through the date of this report, did not materially change from the amounts set forth in our 2019 Annual Report on Form 10-K, except as disclosed below.
Purchase Obligations
During the six months ended June 30, 2020 and through the date of this report, we entered into non-cancellable arrangements for cloud computing services and software. Future payments under these new contractual obligations are as follows (in thousands):

2020	$4,382
2021	14,061
2022	15,189
2023 (1)	21,377
Total	$55,009
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. During the first quarter of 2020, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. The resulting benefit of $0.4 million is recorded within Income (loss) from discontinued operations on the condensed consolidated statement of operations for the six months ended June 30, 2020. Our remaining indemnification liabilities were $2.8 million as of June 30, 2020. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of June 30, 2020 is approximately $11.7 million.
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
7. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
Reverse Stock Split
On June 9, 2020, our stockholders approved amendments to our Restated Certificate of Incorporation to effect a reverse stock split of our shares of common stock, and our Board approved a final reverse stock split ratio of 1-for-20 and a corresponding reduction in the number of authorized shares of our common stock. The reverse stock split became effective on June 10, 2020. On the effective date, every 20 shares of issued and outstanding common stock were combined and converted into one issued and outstanding share of common stock. The number of authorized shares of Common Stock was reduced proportionately. Fractional shares were cancelled and stockholders received cash in lieu thereof and the par value per share of common stock remains unchanged. A proportionate adjustment was also made to the maximum number of shares of common stock issuable under the Groupon, Inc. Stock Plans (the "Plans"), and the Groupon, Inc. 2012 Employee Stock Purchase Plan, as amended ("ESPP").
As a result, the number of shares and income (loss) per share disclosed throughout this Quarterly Report on Form 10-Q have been retrospectively adjusted to reflect the reverse stock split.
Common Stock
Pursuant to our restated certificate of incorporation, as of June 30, 2020, the Board had the authority to issue up to a total of 100,500,000 shares of common stock. Each holder of common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. In addition, holders of our common stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three and six months ended June 30, 2020, we did not purchase any shares under the program. As of June 30, 2020, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
market conditions, limitations under the Amended Credit Agreement, share price and other factors, and the share repurchase program may be terminated at any time.
Groupon, Inc. Stock Plans
The Plans are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of June 30, 2020, 3,399,506 shares of common stock were available for future issuance under the Plans.
The stock-based compensation expense related to stock awards issued under the Plans and acquisition-related awards are presented within the following line items of the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$81	$380	$340	$758
Marketing	(33)	1,490	841	2,915
Selling, general and administrative	8,495	24,693	21,377	39,301
Restructuring and related charges	1,424	—	1,424	—
Total stock-based compensation expense	$9,967	$26,563	$23,982	$42,974
We capitalized $1.2 million and $2.2 million of stock-based compensation for the three months ended June 30, 2020 and 2019, and $2.3 million and $3.5 million for the six months ended June 30, 2020 and 2019 in connection with internally-developed software and cloud computing arrangements.
Employee Stock Purchase Plan
The ESPP authorizes us to grant up to 1,000,000 shares of common stock under that plan as of June 30, 2020. For the six months ended June 30, 2020 and 2019, 28,621 and 35,964 shares of common stock were issued under the ESPP.
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes restricted stock unit activity under the Plans for the six months ended June 30, 2020:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2019	1,527,014	$74.80
Granted	1,046,656	30.69
Vested	(493,114)	79.81
Forfeited	(566,981)	70.90
Unvested at June 30, 2020	1,513,575	43.95
As of June 30, 2020, $55.2 million of unrecognized compensation costs related to unvested restricted stock units are expected to be recognized over a remaining weighted-average period of 1.29 years.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Performance Share Units
We grant performance share units under the Plans that vest in shares of our common stock upon the achievement of financial and operational targets specified in the respective award agreement ("Performance Share Units"). During the six months ended June 30, 2019, we also granted performance share units subject to a market condition ("Market-based Performance Share Units").
The Market-based Performance Share Units will vest if our average daily closing stock price is equal to or greater than $120.00 per share over a period of 30 consecutive trading days prior to December 31, 2022 or if a change in control occurs during the performance period at the specified stock price (and on a proportional basis for a change in control price between the grant date price and the specified stock price). We used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period over which we recognized the expense. The key inputs used in the Monte Carlo simulation were the risk-free rate, our volatility of 49.8% and our cost of equity of 12.8%. We did not recognize any compensation costs related to our Market-based Performance Share Units during the three months ended June 30, 2020 as the derived service period ended during the first quarter 2020, at which time these awards were fully expensed.
Our Performance Share Units and Market-based Performance Share Units are subject to continued employment through the performance period dictated by the award and certification by the Compensation Committee that the specified performance conditions have been achieved.
The table below summarizes Performance Share Unit activity under the Plans for the six months ended June 30, 2020:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)	Market-based Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2019	203,853	$79.76	341,002	$60.60
Granted	—	—	—	—
Vested	(102,692)	80.77	—	—
Forfeited	(64,862)	79.92	—	—
Unvested at June 30, 2020	36,299	79.10	341,002	60.60

Maximum shares issuable upon vesting at June 30, 2020	36,299		341,002
As of June 30, 2020, $1.3 million of unrecognized compensation costs related to unvested Performance Share Units are expected to be recognized over a remaining weighted-average period of 1.60 years. We have recognized all compensation costs related to our unvested Market-Based Performance Share Units.
For the six months ended June 30, 2020 we recognized $0.6 million of stock-based compensation expense for Performance Share Units for which the service inception date occurred in the first quarter of 2020 and preceded the grant date, as the awards' performance targets were not yet defined due to the impact of COVID-19. The unrecognized compensation costs related to those performance share units was $1.4 million to be recognized over a remaining weighted-average period of 1.58 years.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three and six months ended June 30, 2020 and 2019.
Contract Balances
A substantial majority of our deferred revenue relates to product sales for which revenue will be recognized as the products are delivered to customers, generally within one week following the balance sheet date. Our deferred revenue was $17.6 million and $18.0 million as of June 30, 2020 and December 31, 2019. The amount of revenue recognized for the six months ended June 30, 2020 that was included in the deferred revenue balance at the beginning of the period was $17.8 million.
Customer Credits
The following table summarizes the activity in the liability for customer credits for the six months ended June 30, 2020 (in thousands):

Customer Credits
Balance as of December 31, 2019	$13,764
Credits issued	98,768
Credits redeemed (1)	(59,583)
Breakage revenue recognized	(9,183)
Foreign currency translation	45
Balance as of June 30, 2020	$43,811
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
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented within the following line items of the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses and other current assets	$1,847	$2,501
Other non-current assets	6,079	10,133
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the condensed consolidated statements of operations. We amortized $4.0 million and $5.1 million of deferred contract acquisition costs during the three months ended June 30, 2020 and 2019, and $8.7 million and $10.5 million for the six months ended June 30, 2020 and 2019. We did not recognize any impairments in relation to the deferred contract acquisition costs during the three and six months ended June 30, 2020 and 2019.
Allowance for Expected Credit Losses on Accounts Receivable
We establish an allowance for expected credit losses on accounts receivables based on identifying the following customer risk characteristics: size, type of customer, and payment terms offered in the normal course of business. Receivables with similar risk characteristics are grouped into pools. For each pool, we consider the historical credit loss experience, current economic conditions, bankruptcy filings, published or estimated credit default rates, age of the receivable and any recoveries in assessing the lifetime expected credit losses.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the activity in the allowance for expected credit losses on accounts receivables for the six months ended June 30, 2020 (in thousands):

Allowance for Expected Credit Losses
Balance as of January 1, 2020	$3,693
Change in Provision	6,869
Write-offs	(1,247)
Foreign currency translation	147
Balance as of June 30, 2020	$9,462

Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We only recognize amounts in variable consideration when we believe it is probable that a significant reversal of revenue will not occur in future periods, which requires us to make significant estimates of future redemptions. If actual redemptions differ from our estimates, the effects could be material to the condensed consolidated financial statements. As of June 30, 2020 and December 31, 2019, we constrained $22.2 million and $14.6 million in revenue from unredeemed vouchers that we may recognize in future periods when we determine it is probable that a significant amount of that revenue will not be subsequently reversed.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. RESTRUCTURING AND RELATED CHARGES
In April 2020, the Board approved a multi-phase restructuring plan related to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. We expect to incur total pretax charges of up to $105.0 million in connection with these restructuring actions through the end of 2021. The first phase of the restructuring actions includes an overall reduction of approximately 1,300 positions globally and the exit or discontinuation of the use of certain leases and other assets by the end of 2020. The majority of the first phase of headcount reductions and impairments of our right-of-use and other long-lived assets occurred during the second quarter 2020. In August 2020, we intend to initiate the second phase of our restructuring plan, which will include additional workforce reductions and a rationalization of our country footprint. We expect to incur pretax charges of $30.0 million to $38.0 million in connection with the second phase of our restructuring plan, primarily in our International segment. The majority of these charges are expected to be paid in cash and primarily relate to employee severance and compensation benefits expenses, facilities-related costs and impairment charges and professional advisory fees. We will continue to evaluate our cost structure, including additional workforce reductions, as part of the second phase of our restructuring plan. Costs incurred related to the restructuring plan are classified as Restructuring and related charges on the condensed consolidated statements of operations.
The following table summarizes costs incurred by segment related to the restructuring plans for both the three and six months ended June 30, 2020 (in thousands):

	Three and Six Months Ended June 30, 2020
	Employee Severance and Benefit Costs (1)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$16,059	$8	$4,720	$9,311	$30,098
International	8,641	741	32	966	10,380
Consolidated	$24,700	$749	$4,752	$10,277	$40,478
(1)The employee severance and benefits costs for both the three and six months ended June 30, 2020 are related to the termination of approximately 700 employees and planned termination of 600 additional employees for which legally-required severance and benefit costs have been recognized as of June 30, 2020. Additional severance and benefits costs related to the remaining 600 employees may be incurred in future periods. Substantially all of the remaining cash payments for the costs accrued as of June 30, 2020 are expected to be disbursed by the end of 2020.
As a part of our restructuring plan, we vacated several of our leased facilities, and many of those facilities are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases. We recognized $13.9 million in restructuring charges related to the impairment of right-of-use assets and leasehold improvements related to those leases as we reduced the carrying value of the those assets to their respective fair value. See Note 2, Goodwill and Long-Lived Assets for more information. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income and other variable lease costs related to these leases are presented within Restructuring and related charges in the condensed consolidated statements of operations.
The following table summarizes restructuring liability activity for the six months ended June 30, 2020 (in thousands):

	Employee Severance and Benefit Costs	Legal and Advisory Costs	Total
Balance as of December 31, 2019 (1)	$699	$—	$699
Charges payable in cash (2)	23,276	749	24,025
Cash payments	(13,404)	—	(13,404)
Foreign currency translation	190	(14)	176
Balance as of June 30, 2020	$10,761	$735	$11,496
(1)Amounts included in the beginning balance are related to prior restructuring plans and the liabilities under those plans have been substantially settled.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(2)Excludes stock-based compensation of $1.4 million related to accelerated vesting of stock-based compensation awards for certain employees terminated as a result of our restructuring activities during the six months ended June 30, 2020.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and income (loss) from continuing operations before provision (benefit) for income taxes for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Provision (benefit) for income taxes	$(696)	$2,012	$(6,684)	$(1,478)
Income (loss) from continuing operations before provision (benefit) for income taxes	(73,808)	(35,633)	(290,656)	(80,293)
Our U.S. Federal income tax rate is 21%. The primary factors impacting the effective tax rate for the three and six months ended June 30, 2020 and 2019 were the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The six months ended June 30, 2020 and 2019 were impacted by the reversals of reserves for uncertain tax positions due to the closure of tax audits. The six months ended June 30, 2020 were also impacted by the carryback of federal net operating losses due to the income tax relief provided by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $113.7 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $21.2 million in unrecognized tax benefits may occur within the 12 months following June 30, 2020 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of June 30, 2020 and December 31, 2019 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
Groupon uses a cost-sharing arrangement under which controlled members agree to share the costs and risks of developing intangible properties in accordance with their reasonably anticipated share of benefits from the intangibles. In 2019, the Ninth Circuit Court of Appeals entered a decision in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. Altera then petitioned the United States Supreme Court to review the Ninth Circuit's decision. In June 2020, the Supreme Court denied this petition, and accordingly, the Ninth Circuit's Altera decision stands. The Altera decision did not have a material impact on our provision for income taxes for the year ended December 31, 2019, and will not have an impact for the year ended December 31, 2020.

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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables summarize assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$120,066	$120,066	$—	$—
Fair value option investments	—	—	—	—

Liabilities:
Contingent consideration	278	—	—	278

		Fair Value Measurement at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fair value option investments	$1,405	$—	$—	$1,405

Liabilities:
Contingent consideration	1,298	—	—	1,298

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Assets
Fair value option investments:
Beginning Balance	$—	$32,494	$1,405	$73,902
Total gains (losses) included in earnings	—	(27,577)	(1,405)	(68,985)
Ending Balance	$—	$4,917	$—	$4,917
Unrealized gains (losses) still held (1)	$—	$(27,577)	$(1,405)	$(68,985)
Available-for-sale securities - Redeemable preferred shares:
Beginning Balance	$—	$10,394	$—	$10,340
Total gains (losses) included in other comprehensive income (loss)	—	(193)	—	(139)
Ending Balance	$—	$10,201	$—	$10,201
Unrealized gains (losses) still held (1)	$—	$(193)	$—	$(139)
Liabilities
Contingent Consideration:
Beginning Balance	$1,219	$1,586	$1,298	1,529
Settlements of contingent consideration liabilities	(908)	(312)	(908)	(312)
Total losses (gains) included in earnings	2	5	6	27
Foreign currency translation	(35)	(40)	(118)	(5)
Ending Balance	$278	$1,239	$278	1,239
Unrealized gains (losses) still held (1)	$2	$5	$6	27
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
We recognized $109.5 million in non-cash impairment charges related to goodwill and $36.3 million in non-cash impairment charges related to long-lived assets during the six months ended June 30, 2020, of which $13.9 million is included in Restructuring and related charges on our condensed consolidated statement of operations. See Note 2, Goodwill and Long-Lived Assets, and Note 9, Restructuring and Related Charges, for additional information.
We recognized $6.7 million in impairment charges related to an other equity method investment during the six months ended June 30, 2020. See Note 3, Investments, for additional information.
We did not record any other significant nonrecurring fair value measurements after initial recognition for the three and six months ended June 30, 2020 and 2019.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of June 30, 2020 and December 31, 2019 due to their short-term nature.

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
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2020 and 2019 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$(73,112)	$(37,645)	(283,972)	(78,815)
Less: Net income (loss) attributable to noncontrolling interests	(995)	2,601	2,049	6,080
Net income (loss) attributable to common stockholders - continuing operations	(72,117)	(40,246)	(286,021)	(84,895)
Net income (loss) attributable to common stockholders - discontinued operations	—	—	382	2,162
Net income (loss) attributable to common stockholders	$(72,117)	$(40,246)	(285,639)	(82,733)
Denominator
Weighted-average common shares outstanding	28,493,258	28,398,123	28,426,308	28,450,703

Basic and diluted net income (loss) per share:
Continuing operations	$(2.53)	$(1.42)	$(10.06)	$(2.98)
Discontinued operations	—	—	0.01	0.08
Basic and diluted net income (loss) per share	$(2.53)	$(1.42)	$(10.05)	$(2.90)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units	1,431,857	1,851,597	1,509,472	1,603,019
Other stock-based compensation awards	118,603	79,062	221,284	83,350
Convertible senior notes	2,314,815	2,314,815	2,314,815	2,314,815
Warrants	2,314,815	2,314,815	2,314,815	2,314,815
Total	6,180,090	6,560,289	6,360,386	6,315,999
We had outstanding Market-based Performance Share Units as of June 30, 2020 and 2019 that were eligible to vest into shares of common stock subject to the achievement of specified performance or market conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. As of June 30, 2020, there were up to 341,002 shares of common stock issuable upon vesting of outstanding Market-based Performance Share Units that were excluded from the table above as the performance or market conditions were not satisfied as of the end of the period.

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
The following table summarizes revenue by reportable segment and category for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America
Service revenue:
Local	$81,724	$177,082	$224,384	$357,459
Goods	5,869	3,714	9,614	6,841
Travel	2,525	16,125	8,974	35,066
Total service revenue	90,118	196,921	242,972	399,366
Product revenue - Goods	143,239	127,739	225,514	282,459
Total North America revenue (1)	233,357	324,660	468,486	681,825

International
Service revenue:
Local	18,025	69,995	66,693	143,185
Goods	3,279	2,610	5,512	4,065
Travel	955	8,077	4,228	16,814
Total service revenue	22,259	80,682	76,433	164,064
Product revenue - Goods	140,030	127,235	224,877	265,098
Total International revenue (1)	$162,289	$207,917	$301,310	$429,162
(1)North America includes revenue from the United States of $232.2 million and $319.2 million for the three months ended June 30, 2020 and 2019, and $463.1 million and $668.0 million for the six months ended June 30, 2020 and 2019. International includes revenue from the United Kingdom of $58.7 million and $71.3 million for the three months ended June 30, 2020 and 2019, and $108.2 million and $152.4 million for the six months ended June 30, 2020 and 2019. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and six months ended June 30, 2020 and 2019. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes gross profit by reportable segment and category for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America
Service gross profit:
Local	$71,638	$157,673	$195,497	$318,755
Goods	4,403	2,995	7,411	5,558
Travel	1,890	12,806	5,852	28,074
Total service gross profit	77,931	173,474	208,760	352,387
Product gross profit - Goods	23,761	25,110	36,703	55,999
Total North America gross profit	101,692	198,584	245,463	408,386

International
Service gross profit:
Local	14,843	65,780	59,367	134,758
Goods	2,557	2,384	4,573	3,652
Travel	804	7,370	3,548	15,411
Total service gross profit	18,204	75,534	67,488	153,821
Product gross profit - Goods	17,330	18,014	25,522	35,941
Total International gross profit	$35,534	$93,548	$93,010	$189,762
The following table summarizes income (loss) from operations by reportable segment for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from operations (1):
North America	$(44,018)	$(372)	$(75,179)	$4,964
International	(28,095)	(6,767)	(194,795)	(9,908)
Total income (loss) from operations	$(72,113)	$(7,139)	$(269,974)	$(4,944)
(1)Includes goodwill and long-lived asset impairments and restructuring charges (credits). See Note 2, Goodwill and Long-Lived Assets, for impairments by segment. See Note 9, Restructuring and Related Charges, for restructuring charges by segment.
The following table summarizes total assets by reportable segment as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Total assets:
North America (1)	$1,061,939	$1,045,500
International (1)	307,380	541,243
Consolidated total assets	$1,369,319	$1,586,743
(1)North America contains assets from the United States of $1,042.0 million and $1,020.0 million as of June 30, 2020 and December 31, 2019. International contains assets from Switzerland of $143.1 million and $175.2 million as of June 30, 2020 and December 31, 2019. There were no other individual countries that represented more than 10% of consolidated total assets as of June 30, 2020 and December 31, 2019.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14. SUBSEQUENT EVENTS
On July 17, 2020, we entered into the Amendment to the Credit Agreement. See Note 5, Financing Arrangements, for additional information.

In early August 2020, we intend to initiate the second phase of our restructuring plan, which includes additional workforce reductions and a rationalization of our country footprint. See Note 9, Restructuring and Related Charges, for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under Item 1A, Risk Factors and elsewhere in this Quarterly Report. See Part I, Financial Information, Forward-Looking Statements, for additional information.
Overview
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites, primarily localized groupon.com sites in many countries. We operate in two segments: North America and International. For the six months ended June 30, 2020, we derived 60.9% of our revenue from our North America segment and 39.1% of our revenue from our International segment. See Item 1, Note 13, Segment Information, for additional information. We operate in three categories: Local, Goods and Travel.
We generate product and service revenue from our current business operations. We earn service revenue from transactions in which we earn commissions by selling goods or services on behalf of third-party merchants. Service revenue from those transactions is reported on a net basis and equals the purchase price received from the customer for the offering less an agreed upon portion of the purchase price paid to the merchant. Service revenue also includes commissions that we earn when customers make purchases with retailers using digital coupons accessed through our digital properties. We earn product revenue from direct sales of merchandise inventory through our Goods category. Our product revenue from those transactions is the purchase price received from the customer. Following our shift toward a third-party marketplace model in the Goods category (as described below), we will primarily generate service revenue from our Goods category.
In February 2020 we announced a strategic plan to focus on our local experiences marketplace, which included exiting our Goods category. However, the subsequent outbreak of COVID-19 and the preventive or protective actions that governments or our merchants and consumers have taken in response to the pandemic have resulted in significant disruption to our operations. We rely on customers' purchases of vouchers for local experiences, including events and activities, beauty and wellness, travel and dining. The temporary closure of businesses, including restaurants and bars, event venues, and spas, resulted in a significant deterioration in our performance beginning in March 2020. The negative impact of COVID-19 on our business is expected to continue at least as long as customer and merchant behavior remains impacted by COVID-19, including the implementation of governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad.
The impact of COVID-19 has required that we re-prioritize and adjust our strategy. We prioritized actions to stabilize our business and strengthen our balance sheet. In particular, given the significant declines we have seen in consumer demand for Local and Travel services due to COVID-19, we decided to leverage our Goods category in the near term instead of exiting the category as quickly as possible. We now intend to phase down the Goods category and shift toward a third-party marketplace model instead of fully exiting the Goods category. In this third-party marketplace model, merchants assume the responsibility for fulfillment and returns. Following this transition, Goods revenue is expected to be presented on a net basis consistent with the Local and Travel categories. We expect this transition to be completed in North America by the end of the third quarter 2020 and on a global basis in 2021.
In addition to the actions described above, during the second quarter we took additional, significant actions to improve our cash position and materially reduce our cost structure. In April 2020, the Board approved multi-phase restructuring actions relating to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the COVID-19 pandemic. We expect to incur total pre-tax charges of up to $105.0 million in connection with these multi-phase restructuring actions. In the second quarter 2020, we recorded approximately $40.5 million in pre-tax charges in connection with the first phase of our restructuring actions.
The first phase of our restructuring actions includes an overall reduction of approximately 1,300 positions globally, and exiting or discontinuing the use of certain leases and other assets by the end of 2020. The majority of the first phase of headcount reductions and impairments of our right-of-use and other assets occurred during the second quarter 2020. In addition, in August 2020, we intend to initiate the second phase of our restructuring plan, which will include additional workforce reductions and a rationalization of our country footprint. Once fully implemented, we expect our multi-phase restructuring plan to result in $225.0 million in annualized cost savings. See Note 9, Restructuring and Related Charges, for more information.
We have also taken several other steps to reduce costs, preserve cash in the near-term and improve liquidity, including, but not limited to: furloughing staff; reducing marketing expense by significantly shortening payback thresholds and delaying brand marketing investments; continuing to sell Goods on our platform instead of quickly exiting the category; continuing to transition merchants to redemption payment terms, instead of fixed payment terms; implementing a hiring freeze; eliminating broad-based merit increases for employees; replacing cash compensation with equity compensation in 2020 for all Board members; and amending our Credit Agreement to, among other things, provide covenant relief through the first quarter of 2021.
During the second quarter, we also finalized our strategy and execution plan to return Groupon to growth over time. This strategy and plan will prioritize expanding inventory and modernizing our marketplace by improving the merchant and customer experiences. While both of these are important to building a successful marketplace, we believe the most critical of these is expanding inventory and, in the near term, we intend to dedicate a majority of our efforts and resources to inventory growth.

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
Our gross billings, units and gross billings per unit for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands, except gross billings per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross billings	$582,723	$1,120,945	$1,389,122	$2,296,953
Units	23,031	35,324	52,798	72,516
Gross billings per unit	$25.30	$31.73	$26.31	$31.68

Our active customers for the TTM period ended June 30, 2020 and 2019 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2020	2019
TTM Active Customers (in thousands)	38,025	46,175

Financial Metrics
•Revenue is currently earned through product and service revenue transactions. We earn service revenue from transactions in which we generate commissions by selling goods or services on behalf of third-party merchants. Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer for the offering less an agreed upon portion of the purchase price paid to the third-party merchant. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties. We earn product revenue from direct sales of merchandise inventory in our Goods category and report product revenue on a gross basis as the purchase price received from the customer. Following our shift to a third-party marketplace model in the Goods category, we will primarily generate service revenue from our Goods category.
•Gross profit reflects the net margin we earn after deducting our cost of revenue from our revenue. Due to the lack of comparability between product revenue, which is reported on a gross basis, and service revenue, which primarily consists of transactions reported on a net basis, we believe that gross profit is an important measure for evaluating our performance.
•Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation, acquisition-related expense (benefit), net and other special charges and credits, including items that are unusual in nature or infrequently occurring. For further information and a reconciliation to net income (loss) from continuing operations, refer to our discussion under Non-GAAP Financial Measures in the Results of Operations section.
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
The following table presents the above financial metrics for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$395,646	$532,577	$769,796	1,110,987
Gross profit	137,226	292,132	338,473	598,148
Adjusted EBITDA	1,344	46,521	(21,126)	93,476
Free cash flow	72,791	(17,903)	(174,213)	(182,863)
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
•Restructuring and related charges represent severance and benefit costs for workforce reductions, impairments of long-lived assets and other exit costs resulting from our restructuring activities. See Note 9, Restructuring and Related Charges, for information about our restructuring plan.
Factors Affecting Our Performance
        Attracting and retaining local merchants. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can generally withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketing and promotional services. Since the widespread economic impacts of COVID-19 began in March 2020, we are prioritizing opportunities to help drive demand for our merchants and highlighting offers that customers can enjoy right now. In addition to offerings that we can highlight during strict shelter-in-place mandates, we have been able to drive demand to certain local merchants that are beginning to open again. As we continue to navigate through the volatility of the COVID-19 recovery period, we intend to take a market by market approach to attract and retain local merchants.
        Driving purchase frequency and retaining customers. In light of significant declines in consumer demand for local and travel services due to COVID-19, we must highlight offers that customers can enjoy right now in order to drive purchase frequency and retain customers. This includes continuing to leverage our Goods category in the near-term and surfacing the relevant local inventory in each market depending on the government restrictions currently in place. We must also continue to improve the customer experience on our websites and mobile applications, launch innovative products that remove friction from the customer journey, and grow our high-quality, bookable inventory.
        Increasing traffic to our websites and mobile applications. The traffic to our websites and mobile applications, including from consumers responding to our emails and search engine optimization ("SEO"), has declined in recent years, and we have experienced further declines in traffic due to the impacts of COVID-19. As such, we must focus on improving the effectiveness of our emails, as well as developing sources of traffic in addition to email and SEO and optimizing the efficiency of our marketing spending, which has historically been guided by return on investment thresholds based on expected months-to-payback targets ranging from 12 to 18 months. In light of COVID-19, we significantly shortened our payback thresholds.

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands, except percentages and gross billings per unit):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Gross billings
Service gross billings:
Local	$167,455	$503,830	(66.8)%	560,064	$1,006,139	(44.3)%
Goods	30,295	19,615	54.4	48,414	39,533	22.5
Travel	11,524	84,029	(86.3)	45,184	176,112	(74.3)
Total service gross billings	209,274	607,474	(65.6)	653,662	1,221,784	(46.5)
Product gross billings - Goods	143,239	127,739	12.1	225,514	282,459	(20.2)
Total gross billings	$352,513	$735,213	(52.1)	879,176	$1,504,243	(41.6)

Units
Local	5,871	16,146	(63.6)%	20,003	32,438	(38.3)%
Goods	6,996	5,322	31.5	10,738	11,770	(8.8)
Travel	78	391	(80.1)	391	832	(53.0)
Total units	12,945	21,859	(40.8)	31,132	45,040	(30.9)

Gross billings per unit	$27.23	$33.63	(19.0)%	$28.24	$33.40	(15.4)%
North America TTM active customers for the trailing twelve months ended June 30, 2020 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2020	2019	% Change
TTM Active customers	22,758	28,620	(21)%
Comparison of the Three Months Ended June 30, 2020 and 2019:
North America gross billings, units and TTM active customers declined by $382.7 million, 8.9 million and 5.9 million for the three months ended June 30, 2020. These declines were primarily due to the significant decrease in consumer demand as governmental measures were in place to control the spread of COVID-19, including quarantines, travel restrictions and business shutdowns. Gross billings per unit were adversely impacted by shift in mix of offerings sold.
Comparison of the Six Months Ended June 30, 2020 and 2019:
North America gross billings and units declined by $625.1 million and 13.9 million for the six months ended June 30, 2020. These declines were primarily due to the significant decrease in consumer demand as governmental measures were implemented to control the spread of COVID-19, including quarantines, travel restrictions and business shutdowns. Gross billings per unit were adversely impacted by shift in mix of offerings sold.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Revenue
Service revenue
Local	$81,724	$177,082	(53.8)%	$224,384	$357,459	(37.2)%
Goods	5,869	3,714	58.0	9,614	6,841	40.5
Travel	2,525	16,125	(84.3)	8,974	35,066	(74.4)
Total service revenue	90,118	196,921	(54.2)	242,972	399,366	(39.2)
Product revenue - Goods	143,239	127,739	12.1	225,514	282,459	(20.2)
Total revenue	$233,357	$324,660	(28.1)	$468,486	$681,825	(31.3)

Cost of revenue
Service cost of revenue
Local	$10,086	$19,409	(48.0)%	$28,887	$38,704	(25.4)%
Goods	1,466	719	103.9	2,203	1,283	71.7
Travel	635	3,319	(80.9)	3,122	6,992	(55.3)
Total service cost of revenue	12,187	23,447	(48.0)	34,212	46,979	(27.2)
Product cost of revenue - Goods	119,478	102,629	16.4	188,811	226,460	(16.6)
Total cost of revenue	$131,665	$126,076	4.4	$223,023	$273,439	(18.4)

Gross profit
Service gross profit
Local	$71,638	$157,673	(54.6)%	$195,497	$318,755	(38.7)%
Goods	4,403	2,995	47.0	7,411	5,558	33.3
Travel	1,890	12,806	(85.2)	5,852	28,074	(79.2)
Total service gross profit	77,931	173,474	(55.1)	208,760	352,387	(40.8)
Product gross profit - Goods	23,761	25,110	(5.4)	36,703	55,999	(34.5)
Total gross profit	$101,692	$198,584	(48.8)	$245,463	$408,386	(39.9)

Service margin (1)	43.1%	32.4%		37.2%	32.7%

% of Consolidated revenue	59.0%	61.0%		60.9%	61.4%
% of Consolidated cost of revenue	51.0	52.4		51.7	53.3
% of Consolidated gross profit	74.1	68.0		72.5	68.3
(1)  Represents the percentage service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended June 30, 2020 and 2019:
North America revenue and gross profit decreased by $91.3 million and $96.9 million for the three months ended June 30, 2020. Those decreases were primarily driven by a decline in gross billings and transaction volume due to the impacts of COVID-19, partially offset by an increase in service margin due to a shift in mix of offerings sold.
Cost of revenue increased by $5.6 million for the three months ended June 30, 2020 primarily due to the increase in Goods revenue, partially offset by lower transaction-based fees due to the decline in Local and Travel volume and gross billings.

Comparison of the Six Months Ended June 30, 2020 and 2019:
North America revenue and gross profit decreased by $213.3 million and $162.9 million for the six months ended June 30, 2020. Those decreases were primarily driven by a decline in gross billings and transaction volume due to the impacts of COVID-19.
Cost of revenue decreased by $50.4 million for the six months ended June 30, 2020 primarily due to the decline of Goods revenue in the first quarter 2020 and lower transaction-based fees due to the decline in volume and gross billings.

Operating Expenses and Income (Loss) from Operations
North America segment operating expenses and income (loss) from operations for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Operating expenses
Marketing	$14,076	$57,110	(75.4)%	$53,485	$116,909	(54.3)%
Selling, general and administrative	101,536	141,846	(28.4)	237,059	286,513	(17.3)
Restructuring and related charges	30,098	—	—	30,098	—	—
Total operating expenses	$145,710	$198,956	(26.8)	$320,642	$403,422	(20.5)

Income (loss) from operations	$(44,018)	$(372)	NM	$(75,179)	$4,964	NM

% of Gross profit:
Marketing	13.8%	28.8%		21.8%	28.6%
Selling, general and administrative	99.8	71.4		96.6	70.2
Comparison of the Three Months Ended June 30, 2020 and 2019:
North America marketing expense and marketing expense as a percentage of gross profit declined for the three months ended June 30, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19.
The decrease in North America SG&A for the three months ended June 30, 2020 was primarily due to lower payroll-related expenses due to furloughs and restructuring actions. SG&A as a percentage of gross profit increased for three months ended June 30, 2020 due to the decline in demand and traffic as a result of COVID-19.
The North America restructuring and related charges for the three months ended June 30, 2020 represent severance and benefit costs for workforce reductions, impairments of long-lived assets and lease terminations and other exit costs resulting from our restructuring activities. See Note 9, Restructuring and Related Charges, for more information.
The decline in our North America income (loss) from operations for the three months ended June 30, 2020 was primarily attributable to a $96.9 million decrease in gross profit, as discussed above, partially offset by a $53.2 million decrease in operating expenses.
Comparison of the Six Months Ended June 30, 2020 and 2019:
North America marketing expense and marketing expense as a percentage of gross profit declined for the six months ended June 30, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19.
The decrease in North America SG&A for the six months ended June 30, 2020 was primarily due to lower payroll-related expenses due to furloughs and restructuring actions. SG&A as a percentage of gross profit increased for the six months ended June 30, 2020 as we experienced a decrease in demand and traffic as a result of COVID-19.
The North America restructuring and related charges for the six months ended June 30, 2020 represents severance and benefit costs for workforce reductions, impairments of long-lived assets, and lease terminations and other exit costs resulting from our restructuring activities. See Note 9, Restructuring and Related Charges, for more information.

The decline in our North America income (loss) from operations for the six months ended June 30, 2020 was primarily attributable to a $162.9 million decrease in gross profit, as discussed above, partially offset by a $82.8 million decrease in operating expenses.
International
Operating Metrics
International segment gross billing and units for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands, except percentages and gross billings per unit):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Gross billings
Service gross billings:
Local	$61,897	$203,450	(69.6)%	$219,298	$410,846	(46.6)%
Goods	19,514	11,699	66.8	30,171	21,479	40.5
Travel	8,769	43,348	(79.8)	35,600	95,287	(62.6)
Total service gross billings	90,180	258,497	(65.1)	285,069	527,612	(46.0)
Product gross billings - Goods	140,030	127,235	10.1	224,877	265,098	(15.2)
Total gross billings	$230,210	$385,732	(40.3)	$509,946	$792,710	(35.7)

Units
Local	2,202	7,733	(71.5)%	9,046	15,573	(41.9)%
Goods	7,820	5,413	44.5	12,307	11,202	9.9
Travel	64	319	(79.9)	313	701	(55.3)
Total units	10,086	13,465	(25.1)	21,666	27,476	(21.1)

Gross billings per unit	$22.82	$28.65	(20.3)%	$23.54	$28.85	(18.4)%
International TTM active customers for the trailing twelve months ended June 30, 2020 were as followings (in thousands):

	Trailing Twelve Months Ended June 30,
	2020	2019	% Change
TTM Active customers	15,267	17,555	(13.0)%

Comparison of the Three Months Ended June 30, 2020 and 2019:
International gross billings, units and TTM active customers decreased by $155.5 million, 3.4 million and 2.3 million for the three months ended June 30, 2020. These declines were primarily due to the significant decrease in consumer demand as governmental measures were implemented to control the spread of COVID-19, including quarantines, travel restrictions and business shutdowns. The decline in gross billings was also attributable to a $5.9 million unfavorable impact from year-over-year changes in foreign currency rates and a decline in gross billings per unit due to a shift in mix of offerings sold.
Comparison of the Six Months Ended June 30, 2020 and 2019:
International gross billings and units decreased by $282.8 million and 5.8 million for the six months ended June 30, 2020. These declines were primarily due to the significant decrease in consumer demand as governmental measures were implemented to control the spread of COVID-19, including quarantines, travel restrictions and business shutdowns. The decline in gross billings was also attributable to a $13.9 million unfavorable impact from year-over-year changes in foreign currency rates and a decline in gross billings per unit due to a shift in mix of offerings sold.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Revenue
Service revenue:
Local	$18,025	$69,995	(74.2)%	$66,693	$143,185	(53.4)%
Goods	3,279	2,610	25.6	5,512	4,065	35.6
Travel	955	8,077	(88.2)	4,228	16,814	(74.9)
Total service revenue	22,259	80,682	(72.4)	76,433	164,064	(53.4)
Product revenue - Goods	140,030	127,235	10.1	224,877	265,098	(15.2)
Total revenue	$162,289	$207,917	(21.9)	$301,310	$429,162	(29.8)

Cost of revenue
Service cost of revenue:
Local	$3,182	$4,215	(24.5)%	$7,326	$8,427	(13.1)%
Goods	722	226	219.5	939	413	127.4
Travel	151	707	(78.6)	680	1,403	(51.5)
Total service revenue	4,055	5,148	(21.2)	8,945	10,243	(12.7)
Product cost of revenue - Goods	122,700	109,221	12.3	199,355	229,157	(13.0)
Total cost of revenue	$126,755	$114,369	10.8	$208,300	$239,400	(13.0)

Gross profit
Service gross profit:
Local	$14,843	$65,780	(77.4)%	$59,367	$134,758	(55.9)%
Goods	2,557	2,384	7.3	4,573	3,652	25.2
Travel	804	7,370	(89.1)	3,548	15,411	(77.0)
Total service gross profit	18,204	75,534	(75.9)	67,488	153,821	(56.1)
Product gross profit - Goods	17,330	18,014	(3.8)	25,522	35,941	(29.0)
Total gross profit	$35,534	$93,548	(62.0)	$93,010	$189,762	(51.0)

Service margin (1)	24.7%	31.2%		26.8%	31.1%

% of Consolidated revenue	41.0%	39.0%		39.1%	38.6%
% of Consolidated cost of revenue	49.0	47.6		48.3	46.7
% of Consolidated gross profit	25.9	32.0		27.5	31.7
(1)  Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended June 30, 2020 and 2019
International revenue and gross profit decreased by $45.6 million and $58.0 million for the three months ended June 30, 2020. Those decreases were primarily driven by a decline in gross billings due to the impacts of COVID-19 as discussed above, a decrease in service margin due to a reduction in variable consideration for unredeemed vouchers and unfavorable impacts on revenue and gross profit of $4.0 million and $1.0 million from year-over-year changes in foreign currency rates. See Note 8, Revenue Recognition for additional information on variable consideration for unredeemed vouchers.
Cost of revenue increased by $12.4 million for the three months ended June 30, 2020 primarily due to an increase in Goods revenue, partially offset by lower transaction-based fees due to the decline in volume and gross billings and a $3.0 million favorable impact from year-over-year changes in foreign currency rates.

Comparison of the Six Months Ended June 30, 2020 and 2019:
International revenue and gross profit decreased by $127.9 million and $96.8 million for the six months ended June 30, 2020. Those decreases were primarily driven by a decline in gross billings due to the impacts of COVID-19 as discussed above and unfavorable impacts on revenue and gross profit of $7.9 million and $2.4 million from year-over-year changes in foreign currency rates.
Cost of revenue decreased by $31.1 million for the six months ended June 30, 2020 primarily due to a decrease in Goods revenue in the first quarter 2020, lower transaction-based fees due to the decline in volume and gross billings and a $5.5 million favorable impact from year-over-year changes in foreign currency rates.
Operating Expenses and Income (Loss) from Operations
International segment operating expenses and income (loss) from operations for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Operating expenses
Marketing	$11,166	$31,813	(64.9)%	$31,887	$65,411	(51.3)%
Selling, general and administrative	42,083	68,549	(38.6)	113,701	134,373	(15.4)
Goodwill impairment	—	—	—	109,486	—	—
Long-lived asset impairment	—	—	—	22,351	—	—
Restructuring and related charges	10,380	(47)	NM	10,380	(114)	NM
Total operating expenses	$63,629	$100,315	(36.6)%	$287,805	$199,670	44.1%

Income (loss) from operations	$(28,095)	$(6,767)	(315.2)%	$(194,795)	$(9,908)	NM

% of Gross profit:
Marketing	31.4%	34.0%		34.3%	34.5%
Selling, general and administrative	118.4	73.3		122.2	70.8

Comparison of the Three Months Ended June 30, 2020 and 2019:
International marketing expense and marketing expense as a percentage of gross profit declined for the three months ended June 30, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19 and a $0.3 million favorable impact from year-over-year changes in foreign currency rates.
International SG&A decreased for the three months ended June 30, 2020 primarily due to lower payroll-related expenses due to furloughs and restructuring actions and a $2.5 million favorable impact from year-over-year changes in foreign currency rates. SG&A as a percentage of gross profit increased for three months ended June 30, 2020 due to the decline in demand and traffic as a result of COVID-19.
International restructuring and related charges for the three months ended June 30, 2020 represent severance and benefit costs for workforce reductions, impairments of long-lived assets and lease terminations and other exit costs resulting from our restructuring activities. See Note 9, Restructuring and Related Charges, for more information.
The decrease in International income (loss) from operations for the three months ended June 30, 2020 was primarily attributable to a $58.0 million decrease in gross profit, partially offset by a $36.7 million decrease in operating expenses.
Comparison of the Six Months Ended June 30, 2020 and 2019:
International marketing expense and marketing expense as a percentage of gross profit declined for the six months ended June 30, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19 and a $0.8 million favorable impact from year-over-year change in foreign currency rates.
International SG&A decreased for the six months ended June 30, 2020 primarily due to lower payroll-related expenses due to furloughs and restructuring actions and a $3.1 million favorable impact from year-over-year changes in foreign currency exchange rates. SG&A as a percentage of gross profit increased for the six months ended June 30, 2020 due to the decline in demand and traffic as a result of COVID-19.
As a result of the first quarter interim quantitative assessment of goodwill and long-lived assets, we recognized goodwill impairment of $109.5 million for the six months ended June 30, 2020 that represented the excess of the EMEA reporting unit's carrying value over its fair value. We also recognized long-lived asset impairment of $22.4 million as a result of the significant deterioration of our financial performance due to the impact of COVID-19. See Note 2, Goodwill and Long-Lived Assets, for additional information about goodwill and long-lived asset impairment.
International restructuring and related charges for the six months ended June 30, 2020 represent severance and benefit costs for workforce reductions, impairments of long-lived assets and lease terminations and other exit costs resulting from our restructuring activities. See Note 9, Restructuring and Related Charges, for more information.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, adjustments for observable price changes of investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three and six months ended June 30, 2020 and 2019 was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$1,430	$1,915	$3,986	$3,851
Interest expense	(8,009)	(5,442)	(14,967)	(11,133)
Changes in fair value of investments	—	(27,577)	(1,405)	(68,985)
Foreign currency gains (losses), net	4,884	2,610	(1,612)	918
Impairment of investment	—	—	(6,684)	—
Other income (expense), net	$(1,695)	$(28,494)	$(20,682)	$(75,349)
Comparison of the Three Months Ended June 30, 2020 and 2019:
The change in Other income (expense), net for the three months ended June 30, 2020 as compared with the prior year period is primarily related to a $27.6 million decrease in losses from changes in our fair value investments.
Comparison of the Six Months Ended June 30, 2020 and 2019:
The change in Other income (expense), net for the six months ended June 30, 2020 as compared with the prior year period is primarily related to a $67.6 million decrease in losses from changes in our fair value of investments, partially offset by a $6.7 million impairment of an other equity investment.

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and six months ended June 30, 2020 and 2019 was as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Provision (benefit) for income taxes	$(696)	$2,012	(134.6)%	$(6,684)	$(1,478)	352.2%
Effective tax rate	0.9%	(5.6)%		2.3%	1.8%
Comparison of the Three Months Ended June 30, 2020 and 2019:
Our U.S. federal income tax rate is 21%. The primary factors impacting the effective tax rate for the three months ended June 30, 2020 and 2019 were the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.
Comparison of the Six Months Ended June 30, 2020 and 2019:
The primary factors impacting the effective tax rate for the six months ended June 30, 2020 and 2019 were the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets and the reversals of reserves for uncertain tax positions due to the closure of tax audits. The six months ended June 30, 2020 were also impacted by the carryback of federal net operating losses due to the income tax relief provided by the CARES Act. We expect that our consolidated effective tax rate in future periods will continue to differ significant from the U.S. federal income tax rates as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and result of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three and six months ended June 30, 2020 and 2019, special charges and credits included charges related to our restructuring plan, goodwill and long-lived asset impairments, and strategic advisor costs. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$(73,112)	$(37,645)	$(283,972)	$(78,815)
Adjustments:
Stock-based compensation	8,543	26,563	22,558	42,974
Depreciation and amortization	24,434	27,116	50,343	55,532
Acquisition-related expense (benefit), net	2	28	6	28
Restructuring and related charges (1)	40,478	(47)	40,478	(114)
Goodwill impairment	—	—	109,486	—
Long-lived asset impairment	—	—	22,351	—
Strategic advisor costs	—	—	3,626	—
Other (income) expense, net	1,695	28,494	20,682	75,349
Provision (benefit) for income taxes	(696)	2,012	(6,684)	(1,478)
Total adjustments	74,456	84,166	262,846	172,291
Adjusted EBITDA	$1,344	$46,521	$(21,126)	$93,476
(1)Restructuring and related charges includes $13.9 million of long-lived asset impairments for both the three months ended June 30, 2020 and six months ended June 30, 2020 and $1.4 million of additional stock-based compensation for both the three and six months ended June 30, 2020.
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

The following table represents the effect on our condensed consolidated statements of operations from changes in exchange rates versus the U.S. dollar for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020
	At Avg. Q2 2019 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$588,617	$(5,894)	$582,723
Revenue	399,618	(3,972)	395,646
Cost of revenue	261,411	(2,991)	258,420
Gross profit	138,207	(981)	137,226
Marketing	25,512	(270)	25,242
Selling, general and administrative	144,925	(1,306)	143,619
Income (loss) from operations	(72,719)	606	(72,113)

	Six Months Ended June 30, 2020
	At Avg. Q2 2019 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,403,073	$(13,951)	$1,389,122
Revenue	777,693	(7,897)	769,796
Cost of revenue	436,774	(5,451)	431,323
Gross profit	340,919	(2,446)	338,473
Marketing	86,187	(815)	85,372
Selling, general and administrative	354,271	(3,511)	350,760
Income (loss) from operations	(276,330)	6,356	(269,974)
(1)  Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)  Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, cash balances, which primarily consisted of bank deposits and government money market funds. As of June 30, 2020, cash balances, including outstanding borrowings under the Credit Agreement, were $784.7 million.
Our net cash flows from operating, investing and financing activities from continuing operations for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash provided by (used in):
Operating activities	$87,112	$(1,219)	$(149,296)	$(148,702)
Investing activities	(15,568)	(17,235)	3,996	(35,350)
Financing activities	42,862	(31,581)	184,174	(59,358)

Our free cash flow for the three and six months ended June 30, 2020 and 2019 and a reconciliation to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities from continuing operations	$87,112	$(1,219)	$(149,296)	$(148,702)
Purchases of property and equipment and capitalized software from continuing operations	(14,321)	(16,684)	(24,917)	(34,161)
Free cash flow	$72,791	$(17,903)	$(174,213)	$(182,863)
Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either based on a fixed payment schedule or upon the customer's redemption of the related voucher. For merchants on fixed payment terms, we remit payments on an ongoing basis, generally bi-weekly, throughout the term of the merchant's offering. For purchases of merchandise inventory, our supplier payment terms generally range from net 30 to net 60 days. We have primarily paid merchants on fixed payment terms in North America and upon voucher redemption internationally. In prior periods, we began to increase our use of redemption payment terms with our North America merchants and we expect that trend to accelerate in the second half of 2020.
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
For the six months ended June 30, 2020, our net cash used in operating activities from continuing operations was $149.3 million, as compared with a $284.0 million net loss from continuing operations. That difference is primarily due to a $99.2 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was related to the seasonal timing of payments to inventory suppliers and the impact of COVID-19. The difference between our net cash used in operating activities and our net loss from continuing operations due to changes in working capital was partially offset by $233.9 million of non-cash items, including $109.5 million of goodwill impairment, $22.4 million of long-lived asset impairments, $13.9 million of restructuring-related impairments, depreciation and amortization and stock-based compensation.
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
For the six months ended June 30, 2020, our net cash provided by investing activities from continuing operations was $4.0 million. Our net cash provided by investing activities from continuing operations included the proceeds from the sale of an investment of $31.6 million, which was partially offset by purchases of property and equipment and capitalized software of $24.9 million.
For the six months ended June 30, 2019, our net cash used in investing activities from continuing operations was $35.4 million. Our net cash used in investing activities included purchases of property and equipment and capitalized software of $34.2 million.
For the six months ended June 30, 2020, our net cash provided by financing activities was $184.2 million. Our net cash provided by financing activities included $200.0 million of borrowings under our revolving credit facility offset by $7.3 million in taxes paid related to net share settlements of stock-based compensation awards,$5.3 million in payments of finance lease obligations and $3.5 million of distributions to noncontrolling interest holders.

For the six months ended June 30, 2019, our net cash used in financing activities was $59.4 million. Our net cash used in financing activities included $29.6 million in repurchases of common stock under our share repurchase program, $12.6 million in payments of finance lease obligations and $10.2 million in taxes paid related to net share settlements of stock-based compensation awards.
On July 17, 2020, we entered into an amendment of our Credit Agreement in order to, among other things, provide us operational flexibility and covenant relief through the end of the first quarter 2021 in light of the ongoing impacts of COVID-19 on our business. The Amended Credit Agreement provides for aggregate principal borrowings of up to $225.0 million and matures in May 2024. As of June 30, 2020, we had $200.0 million of borrowings and $19.2 million of letters of credit outstanding under the Credit Agreement. We did not repay any outstanding borrowings under the Credit Agreement in connection with the Amendment. See Note 5, Financing Arrangements, for additional information.
We believe that our cash balances, excluding borrowings under the Amended Credit Agreement, and cash generated from operations will be sufficient to meet our working capital requirements and capital expenditures for at least the next 12 months. However, we expect a net loss and negative operating cash flows for the year ended December 31, 2020. We plan to continue to actively manage and optimize our cash balances and liquidity, working capital and operating expenses, although there can be no assurances that we will be able to do so. We have taken several steps to reduce costs and preserve cash in the near-term as described above in Overview.
As of June 30, 2020, we had $151.5 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars and Japanese yen. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of June 30, 2020, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2020 did not materially change from the amounts set forth in our 2019 Annual Report on Form 10-K, except as disclosed in Note 6, Commitments and Contingencies.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2020.
Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU amends a wide variety of Topics in the Codification, including Fair Value Option measurement and disclosures, revolving-debt arrangements and allowance for credit losses related to leases. The ASU will be effective for annual reporting periods beginning after December 15, 2020 and interim periods within those annual periods and early adoption is permitted. We are still assessing the impact of ASU 2020-03 on our condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. We are still assessing the impact of ASU 2020-06 on our condensed consolidated financial statements.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three and six months ended June 30, 2020, we derived approximately 41.0% and 39.1% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of June 30, 2020 and December 31, 2019.
As of June 30, 2020, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $80.1 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $8.0 million. This compares with a $69.2 million working capital deficit subject to foreign currency exposure as of December 31, 2019, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $6.9 million.
Interest Rate Risk
Our cash balance as of June 30, 2020 consists of bank deposits and government money market funds, so exposure to market risk for changes in interest rates is limited. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Item 1, Note 5, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In June 2020, we entered into the Amended Credit Agreement which provides for aggregate principal borrowings of up to $225.0 million. As of June 30, 2020, we had $200.0 million of borrowings outstanding and $19.2 million of outstanding letters of credit under the Amended Credit Agreement. See Item 2, Liquidity and Capital Resources for additional information. Because borrowings under the Amended Credit Agreement bears interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended Credit Agreement. We also had $92.1 million of lease obligations as of June 30, 2020. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2020.

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
Based on this evaluation, our management concluded that, as of June 30, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting as a result of COVID-19 and related restrictions. We are continually monitoring and assessing the impact COVID-19 pandemic and related restrictions has on our internal controls to minimize the effect on their design and operating effectiveness.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 except to supplement and amend those risk factors as follows:
Our strategy may be unsuccessful and may expose us to additional risks. If our strategy does not achieve its expected benefits, there could be negative impacts to our business, financial condition and results of operations.

We are implementing a strategy to create a leading local experiences marketplace and return the Company to growth. We intend to execute our strategy by focusing on our priorities: (i) expanding inventory and (ii) modernizing our marketplace by improving the merchant and customer experiences.
There are no assurances that our actions will be successful in building out a local experiences marketplace and return the Company to growth. Our efforts to execute our strategy may prove more difficult than we currently anticipate. Further, we may not succeed in realizing the benefits of these efforts on our anticipated timeline or at all. Even if fully implemented, our strategy may not result in a return to growth or the other anticipated benefits to our business, financial condition and results of operations. If we are unable to effectively execute our strategy and realize its anticipated benefits, it could negatively impact our business, financial condition and results of operations.
Our phase down of the Goods category and transition to a third-party marketplace model may not be successful.

We plan to phase down our Goods category and shift toward a third-party marketplace model. We expect this transition to be completed in North America by the end of the third quarter 2020 and in International in 2021. As part of this transition and our International restructuring actions, we have an obligation to inform, negotiate and consult with our international workers' councils, which may impact the timing, cost and execution of our planned actions. In particular, the consultation and negotiation process with workers' councils could be protracted and delay our anticipated timeline for transitioning the Goods category and making headcount reductions in International. We also may incur greater than expected costs in connection with the phase down and transition of the Goods category. In addition, we expect to experience internal disruption in the organization that could negatively impact our operations and financial results, including decreased productivity, employee morale and employee retention. Such disruption could be higher than expected and negatively impact our ability to realize the full benefits of our strategy and increases the costs associated with any phased down and transition of the Goods category. Our planned actions also may adversely impact our Goods-Local cross-shoppers.
Further, given the significant declines we have seen in consumer demand for Local and Travel services due to COVID-19, we decided to leverage our Goods category in the near term instead of exiting the category as quickly as possible. This decision to phase down, rather than exit, the Goods category may not provide the anticipated financial benefits. In particular, the impact of COVID-19 continues to rapidly evolve and varies by region and city, and consumer preferences and demand may change rapidly in these circumstances.
We are involved in pending litigation and other claims and an adverse resolution of such matters may adversely affect our business, financial condition, results of operations and cash flows.

We are involved from time to time in litigation and other claims regarding, among other matters, patent, consumer, privacy, employment issues and securities laws. Litigation, dispute resolution proceedings and investigations can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits or claims could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Although we maintain insurance, we cannot be certain our coverage will apply to the claims at issue, be adequate for any liability incurred or continue to be available to us on economically reasonable terms, or at all. The cost of insurance, including directors and officer insurance, errors and omission insurance, product liability, general liability insurance and other types of policies, could increase at any time or become more limited based on market conditions or other circumstances outside of our control. Furthermore, certain insurance coverages may not be available for specific risks faced by us. Insurance premium increases and increased risk due to lack of availability, reduced coverage or increased deductibles could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2020, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
On May 7, 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of June 30, 2020, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement and the Amendment, share price, available cash and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when we might otherwise be precluded from doing so. See Item 1, Note 7, Stockholders' Equity and Compensation Arrangements, for information regarding our share repurchase program.
The following table provides information about purchases of shares of our common stock during the three months ended June 30, 2020 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2020	5,878	$21.10	—	—
May 1-31, 2020	3,529	24.09	—	—
June 1-30, 2020	155,061	28.02	—	—
Total	164,468	$27.69	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
On August 5, 2020, Ann Ziegler notified the Company of her intention to resign as a director, effective October 15, 2020. The departure of Ms. Ziegler was not the result of any disagreement with the Company, and we thank her for her dedicated service to Groupon.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*
First Amendment, dated as of July 17, 2020, among the Company, the subsidiaries of the Company party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, to the Second Amended and Restated Credit Agreement, dated as of May 14, 2019, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
_____________________________________
* This exhibit was initially filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2020 and is being re-filed in its entirety with this Quarterly Report solely to update the formatting of the agreement.
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August 2020.

GROUPON, INC.
By:	/s/ Melissa Thomas
	Name:	Melissa Thomas
	Title:	Chief Financial Officer