Form 10-Q
period 2020-09-30
Groupon, Inc.
filed 2020-11-05
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Yes ☐        No  ☒
As of November 2, 2020, there were 28,812,655 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I. Financial Information	Page
Forward-Looking Statements	3
Item 1. Financial Statements and Supplementary Data	4
Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	4
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 (unaudited)	5
Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2020 and 2019 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	8
Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures about Market Risk	59
Item 4. Controls and Procedures	60
PART II. Other Information
Item 1. Legal Proceedings	61
Item 1A. Risk Factors	62
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 5. Other Information	63
Item 6. Exhibits	64
Signatures	65

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute, and achieve the expected benefits of our go-forward strategy, execution of the phase down of the Goods category and transition to a third-party marketplace model; volatility in our operating results; effects of pandemics or disease outbreaks, including COVID-19, on our business; execution of our business and marketing strategies; retaining existing customers and adding new customers; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments and any potential adverse impact from the United Kingdom's exit from the European Union; retaining and adding high quality merchants; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; reliance on cloud-based computing platforms; competing successfully in our industry; providing a strong mobile experience for our customers; maintaining and improving our information technology infrastructure; our voucherless offerings; claims related to product and service offerings; managing inventory and order fulfillment risks; litigation; managing refund risks; retaining and attracting members of our executive team and other qualified personnel; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; tax liabilities; tax legislation; protecting our intellectual property; maintaining a strong brand; customer and merchant fraud; payment-related risks; our ability to raise capital if necessary and our outstanding indebtedness; global economic uncertainty; our common stock, including volatility in our stock price; our convertible senior notes; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q, for the three months ended March 31, 2020 and June 30, 2020, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$778,967	$750,887
Accounts receivable, net	45,451	54,953
Prepaid expenses and other current assets	51,958	82,073
Total current assets	876,376	887,913
Property, equipment and software, net	88,488	124,950
Right-of-use assets - operating leases, net	79,008	108,390
Goodwill	213,009	325,017
Intangible assets, net	30,965	35,292
Investments	35,911	76,576
Other non-current assets	26,061	28,605
Total Assets	$1,349,818	$1,586,743
Liabilities and Equity
Current liabilities:
Short-term borrowings	$200,000	$—
Accounts payable	42,210	20,415
Accrued merchant and supplier payables	381,856	540,940
Accrued expenses and other current liabilities	257,298	260,192
Total current liabilities	881,364	821,547
Convertible senior notes, net	225,693	214,869
Operating lease obligations	94,142	110,294
Other non-current liabilities	50,096	44,987
Total Liabilities	1,251,295	1,191,697
Commitments and contingencies (see Note 6)
Stockholders' Equity
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 39,084,960 shares issued and 28,790,843 shares outstanding at September 30, 2020; 38,584,854 shares issued and 28,290,737 shares outstanding at December 31, 2019 (1)	4	4
Additional paid-in capital (1)	2,338,432	2,310,393
Treasury stock, at cost, 10,294,117 and 10,294,117 shares at September 30, 2020 and December 31, 2019 (1)	(922,666)	(922,666)
Accumulated deficit	(1,334,864)	(1,032,876)
Accumulated other comprehensive income (loss)	17,702	39,081
Total Groupon, Inc. Stockholders' Equity	98,608	393,936
Noncontrolling interests	(85)	1,110
Total Equity	98,523	395,046
Total Liabilities and Equity	$1,349,818	$1,586,743
(1)Prior period share information and balances have been retroactively adjusted to reflect a reverse stock split. See Note 7, Stockholders' Equity and Compensation Arrangements for additional information.
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Service	$155,073	$268,080	$474,478	$831,510
Product	148,946	227,532	599,337	775,089
Total revenue	304,019	495,612	1,073,815	1,606,599
Cost of revenue:
Service	17,005	28,947	60,162	86,169
Product	126,992	188,725	515,158	644,342
Total cost of revenue	143,997	217,672	575,320	730,511
Gross profit	160,022	277,940	498,495	876,088
Operating expenses:
Marketing	31,386	74,976	116,758	257,296
Selling, general and administrative	124,257	198,388	475,017	619,274
Goodwill impairment	—	—	109,486	—
Long-lived asset impairment	—	—	22,351	—
Restructuring and related charges	20,559	(61)	61,037	(175)
Total operating expenses	176,202	273,303	784,649	876,395
Income (loss) from operations	(16,180)	4,637	(286,154)	(307)
Other income (expense), net	(867)	(17,253)	(21,549)	(92,602)
Income (loss) from continuing operations before provision (benefit) for income taxes	(17,047)	(12,616)	(307,703)	(92,909)
Provision (benefit) for income taxes	(486)	2,069	(7,170)	591
Income (loss) from continuing operations	(16,561)	(14,685)	(300,533)	(93,500)
Income (loss) from discontinued operations, net of tax	—	—	382	2,162
Net income (loss)	(16,561)	(14,685)	(300,151)	(91,338)
Net (income) loss attributable to noncontrolling interests	291	(2,000)	(1,758)	(8,080)
Net income (loss) attributable to Groupon, Inc.	$(16,270)	$(16,685)	$(301,909)	$(99,418)

Basic and diluted net income (loss) per share: (1)
Continuing operations	$(0.57)	$(0.59)	$(10.59)	$(3.57)
Discontinued operations	—	—	0.01	0.08
Basic and diluted net income (loss) per share	$(0.57)	$(0.59)	$(10.58)	$(3.49)

Weighted average number of shares outstanding (1)
Basic	28,751,520	28,348,561	28,535,393	28,416,966
Diluted	28,751,520	28,348,561	28,535,393	28,416,966

Comprehensive income (loss):
Net income (loss)	$(16,561)	$(14,685)	$(300,151)	$(91,338)
Other comprehensive income (loss):
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	(11,786)	4,439	(21,379)	4,426
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $0 and $(16) for the three months ended September 30, 2020 and 2019 and $0 and $(51) for the nine months ended September 30, 2020 and 2019)	—	(47)	—	(151)
Other comprehensive income (loss) from continuing operations	(11,786)	4,392	(21,379)	4,275
Other comprehensive income (loss) from discontinued operations	—	—	—	—
Other comprehensive income (loss)	(11,786)	4,392	(21,379)	4,275

Comprehensive income (loss)	(28,347)	(10,293)	(321,530)	(87,063)
Comprehensive (income) loss attributable to noncontrolling interest	291	(2,000)	(1,758)	(8,080)
Comprehensive income (loss) attributable to Groupon, Inc.	$(28,056)	$(12,293)	$(323,288)	$(95,143)
(1)All share and per share information has been retroactively adjusted to reflect a reverse stock split. See Note 7, Stockholders' Equity and Compensation Arrangements for additional information.
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock (1)		Additional Paid-In Capital (1)	Treasury Stock (1)		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	38,584,854	$4	$2,310,393	(10,294,117)	$(922,666)	$(1,032,876)	$39,081	$393,936	$1,110	$395,046
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	(79)	—	(79)	—	(79)
Comprehensive income (loss)	—	—	—	—	—	(213,522)	(1,961)	(215,483)	3,044	(212,439)
Vesting of restricted stock units and performance share units	165,705	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	28,621	—	1,163	—	—	—	—	1,163	—	1,163
Tax withholdings related to net share settlements of stock-based compensation awards	(67,135)	—	(3,684)	—	—	—	—	(3,684)	—	(3,684)
Stock-based compensation on equity-classified awards	—	—	15,345	—	—	—	—	15,345	—	15,345
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,845)	(3,845)
Balance at March 31, 2020	38,712,045	$4	$2,323,217	(10,294,117)	$(922,666)	$(1,246,477)	$37,120	$191,198	$309	$191,507
Comprehensive income (loss)	—	—	—	—	—	(72,117)	(7,632)	(79,749)	(995)	(80,744)
Vesting of restricted stock units and performance share units	430,100	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(164,468)	—	(4,554)	—	—	—	—	(4,554)	—	(4,554)
Stock-based compensation on equity-classified awards	—	—	10,936		—	—	—	10,936	—	10,936
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	339	339
Balance at June 30, 2020	38,977,677	$4	$2,329,599	(10,294,117)	$(922,666)	$(1,318,594)	$29,488	$117,831	$(347)	$117,484
Comprehensive income (loss)	—	—	—	—	—	(16,270)	(11,786)	(28,056)	(291)	(28,347)
Vesting of restricted stock units and performance share units	104,819	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	40,750	—	628	—	—	—	—	628	—	628
Tax withholdings related to net share settlements of stock-based compensation awards	(38,286)	—	(1,016)	—	—	—	—	(1,016)	—	(1,016)
Stock-based compensation on equity-classified awards	—	—	9,221	—	—	—	—	9,221	—	9,221
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	553	553
Balance at September 30, 2020	39,084,960	$4	$2,338,432	(10,294,117)	$(922,666)	$(1,334,864)	$17,702	$98,608	$(85)	$98,523
(1)All share information and balances have been retroactively adjusted to reflect a reverse stock split. See Note 7, Stockholders' Equity and Compensation Arrangements, for additional information.
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock (1)		Additional Paid-In Capital (1)	Treasury Stock (1)		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	38,046,972	$4	$2,234,633	(9,592,756)	$(877,491)	$(1,010,499)	$34,602	$381,249	$1,363	$382,612
Comprehensive income (loss)	—	—	—	—	—	(42,487)	3,313	(39,174)	3,479	(35,695)
Exercise of stock options	625	—	8	—	—	—	—	8	—	8
Vesting of restricted stock units and performance share units	208,020	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	35,964	—	1,998	—	—	—	—	1,998	—	1,998
Tax withholdings related to net share settlements of stock-based compensation awards	(79,286)	—	(5,681)	—	—	—	—	(5,681)	—	(5,681)
Payments for repurchases of common stock	—	—	—	(220,399)	(15,055)	—	—	(15,055)		(15,055)
Stock-based compensation on equity-classified awards	—	—	17,731	—	—	—	—	17,731	—	17,731
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,521)	(3,521)
Balance at March 31, 2019	38,212,295	4	$2,248,689	(9,813,155)	$(892,546)	$(1,052,986)	$37,915	$341,076	$1,321	$342,397
Comprehensive income (loss)	—	—	—	—	—	(40,246)	(3,430)	(43,676)	2,601	(41,075)
Exercise of stock options	1,500	—	32	—	—	—	—	32	—	32
Vesting of restricted stock units and performance share units	220,211	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(76,220)	—	(5,387)	—	—	—	—	(5,387)	—	(5,387)
Payments for repurchases of common stock	—	—	—	(211,407)	(15,053)	—	—	(15,053)	—	(15,053)
Stock-based compensation on equity-classified awards	—	—	28,339	—	—	—	—	28,339	—	28,339
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,113)	(3,113)
Balance at June 30, 2019	38,357,786	$4	$2,271,673	(10,024,562)	$(907,599)	$(1,093,232)	$34,485	$305,331	$809	$306,140
Comprehensive income (loss)	—	—	—	—	—	(16,685)	4,392	(12,293)	2,000	(10,293)
Vesting of restricted stock units and performance share units	99,306	—		—	—	—	—		—	—
Shares issued under employee stock purchase plan	38,335	—	2,085	—	—	—	—	2,085	—	2,085
Tax withholdings related to net share settlements of stock-based compensation awards	(36,663)	—	(2,049)	—	—	—	—	(2,049)	—	(2,049)
Repurchases of common stock	—	—	—	(269,554)	(15,067)			(15,067)	—	(15,067)
Stock-based compensation on equity-classified awards	—	—	22,364	—	—	—	—	22,364	—	22,364
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,053)	(2,053)
Balance at September 30, 2019	38,458,764	$4	$2,294,073	(10,294,116)	$(922,666)	$(1,109,917)	$38,877	$300,371	$756	$301,127
(1)All share information and balances have been retroactively adjusted to reflect a reverse stock split. See Note 7, Stockholders' Equity and Compensation Arrangements, for additional information.
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income (loss)	$(300,151)	$(91,338)
Less: Income (loss) from discontinued operations, net of tax	382	2,162
Income (loss) from continuing operations	(300,533)	(93,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	60,988	69,986
Amortization of acquired intangible assets	7,378	11,419
Impairment of goodwill	109,486	—
Impairment of long-lived assets	22,351	—
Restructuring-related impairment	17,199	—
Stock-based compensation	30,937	62,517
Impairment of investment	6,684	—
Deferred income taxes	—	816
(Gain) loss from changes in fair value of investments	1,405	68,971
Amortization of debt discount on convertible senior notes	10,824	9,772
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	9,602	12,581
Prepaid expenses and other current assets	29,098	2,591
Right-of-use assets - operating leases	17,680	19,624
Accounts payable	20,733	(16,892)
Accrued merchant and supplier payables	(163,125)	(216,127)
Accrued expenses and other current liabilities	2,496	(63,392)
Operating lease obligations	(29,709)	(18,960)
Other, net	2,002	20,476
Net cash provided by (used in) operating activities from continuing operations	(144,504)	(130,118)
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	(144,504)	(130,118)
Investing activities
Purchases of property and equipment and capitalized software	(36,662)	(51,854)
Proceeds from sale of investment	31,605	—
Acquisitions of intangible assets and other investing activities	(3,416)	(3,037)
Net cash provided by (used in) investing activities from continuing operations	(8,473)	(54,891)
Net cash provided by (used in) investing activities from discontinued operations	1,224	—
Net cash provided by (used in) investing activities	(7,249)	(54,891)
Financing activities
Proceeds from borrowings under revolving credit agreement	200,000	—
Payment of contingent consideration related to acquisition	(908)	—
Issuance costs for revolving credit agreement	(1,148)	(2,384)
Payments for repurchases of common stock	—	(44,162)
Taxes paid related to net share settlements of stock-based compensation awards	(8,787)	(13,975)
Proceeds from stock option exercises and employee stock purchase plan	1,791	4,123
Distributions to noncontrolling interest holders	(2,953)	(8,687)
Payments of finance lease obligations	(7,438)	(16,868)
Net cash provided by (used in) financing activities	180,557	(81,953)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(716)	(9,153)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	28,088	(276,115)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	1,224	—
Net increase (decrease) in cash, cash equivalents and restricted cash	26,864	(276,115)
Cash, cash equivalents and restricted cash, beginning of period (1)	752,657	844,728
Cash, cash equivalents and restricted cash, end of period (1)	$779,521	$568,613

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Non-cash investing and financing activities
Continuing operations:
Equipment acquired under finance lease arrangements	$—	$3,865
Liability for repurchases of common stock	—	(1,469)
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	261	(201)
(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the condensed consolidated balance sheets as of September 30, 2020, December 31, 2019 and December 31, 2018 and amounts previously reported within the condensed consolidated balance sheet in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (in thousands):

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$778,967	$750,887	$567,285	$841,021
Restricted cash included in prepaid expenses and other current assets	315	1,534	1,101	3,320
Restricted cash included in other non-current assets	239	236	227	387
Cash, cash equivalents and restricted cash	$779,521	$752,657	$568,613	$844,728

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
COVID-19 Pandemic
Since March 2020, the COVID-19 pandemic has led to significant disruption in our business as a result of the preventive and protective actions, such as consumer restrictions and merchant closures that governments, our merchants and consumers have implemented in response to the pandemic. The COVID-19 pandemic has had an adverse impact on our financial condition, results of operations and cash flows. The negative impact of COVID-19 on our business is expected to continue at least as long as our performance is impacted by market conditions as we rely on customers' purchases of vouchers for local experiences, including events and activities, beauty and wellness, travel and dining. We continue to monitor the impact of COVID-19 on our business, including increases in government restrictions and the potential for colder weather in certain North America and International markets to further exacerbate negative trends.
In light of the impact of COVID-19 on our business, we expect a net loss and negative operating cash flows for the year ending December 31, 2020. We plan to continue to actively manage and optimize our cash balances and liquidity, working capital and operating expenses, although there can be no assurances that we will be able to do so. We have taken several steps to reduce costs, preserve cash in the near-term and improve liquidity, including, but not limited to: reducing our workforce and furloughing staff; continuing to sell Goods on our platform instead of quickly exiting the category; reducing marketing expense by significantly shortening payback thresholds and delaying brand marketing investments; transitioning merchants to redemption payment terms, instead of fixed payment terms; implementing a hiring freeze; eliminating broad-based merit increases for employees; replacing cash compensation with equity compensation in 2020 for all members of our Board of Directors (the "Board"); and amending our Credit Agreement (as defined below) to, among other things, provide covenant relief through the first quarter of 2021. The future impact of COVID-19 on our business, results of operations, financial condition and liquidity is highly uncertain and will ultimately depend on future developments, including the magnitude and duration of the pandemic and the protective measures associated with reducing its spread.
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
In April 2020, the Board approved multi-phase restructuring actions relating to our previously announced strategic shift and as part of the cost reduction measures we are implementing in response to the impact of

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
COVID-19. We expect to incur total pre-tax charges of $75.0 million to $105.0 million in connection with these multi-phase restructuring actions through the end of 2021. See Note 9, Restructuring and Related Charges, for additional information about restructuring charges incurred during the nine months ended September 30, 2020, which included employee severance and compensation benefits expenses, facilities-related costs and impairment charges, professional advisory fees and a rationalization of our country footprint.
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
Reclassifications
Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.

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
2. GOODWILL AND LONG-LIVED ASSETS
In accordance with ASC Topic 350, Intangibles — Goodwill and Other, we evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We also review our long-lived assets, such as property, equipment and software, right-of-use assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the first quarter 2020, we determined the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decrease in our stock price required us to evaluate our goodwill and long-lived assets for impairment. During the second and third quarters 2020, we determined that the actions taken under our restructuring plan changed how we used certain long-lived assets such that the carrying amount of those long-lived assets may not be recoverable, which required us to evaluate those long-lived assets for impairment.
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
During the second quarter 2020, we determined that we did not have a triggering event that required us to evaluate goodwill for impairment, and therefore we did not recognize goodwill impairment for any of our reporting units during the second quarter 2020.
During the third quarter 2020, we exited our operations in Japan and New Zealand, which represent the majority of the countries in our Asia Pacific reporting unit. As a result, we combined the remainder of the Asia Pacific reporting unit and the EMEA reporting unit into a single International reporting unit, consistent with how management reviews the operating results of the business. As a result of the change in reporting units, we performed a qualitative assessment of potential goodwill impairment for the new International reporting unit and performed separate qualitative assessments of potential goodwill impairment for our Asia Pacific and EMEA reporting units immediately prior to the change. Based on those assessments, which considered current market conditions and recent business performance, we determined that the likelihood of a goodwill impairment did not reach the more-likely-than not threshold. Accordingly, we concluded that goodwill relating to those reporting units was not impaired and further quantitative testing was not required to be performed. We did not identify any other triggering events that required us to evaluate goodwill impairment in our North America or International reporting units during the third quarter 2020 and therefore did not recognize goodwill impairment for any of our reporting units during the third quarter 2020.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes goodwill activity by segment for the nine months ended September 30, 2020 (in thousands):

	North America	International (1)	Consolidated
Balance as of December 31, 2019	$178,685	$146,332	$325,017
Impairment loss	—	(109,486)	(109,486)
Foreign currency translation	—	(2,522)	(2,522)
Balance as of September 30, 2020	$178,685	$34,324	$213,009
(1)As of September 30, 2020, the International reporting unit had a negative carrying value.
Long-Lived Assets
Following our review of long-lived assets for impairment in the first quarter 2020, we recognized long-lived asset impairment of $22.4 million within our International segment related to our EMEA operations.
During the second quarter 2020, we recognized long-lived asset impairments of $13.5 million and $0.4 million within our North America and International segments for certain asset groups due to actions taken under our restructuring plan. During the third quarter 2020, we recognized long-lived asset impairments of $0.8 million and $2.5 million within our North America and International segments for certain asset groups due to actions taken under our restructuring plan. See Note 9, Restructuring and Related Charges, for more information.

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
Impairment charges are presented within the following line items of the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Long-lived asset impairment	$—	$22,351
Restructuring and related charges	3,296	17,199
Total impairment	$3,296	$39,550

The following table summarizes impairment for long-lived assets and restructuring and related charges by asset type through September 30, 2020 (in thousands):

Long-Lived Asset Category	Impairment
Property, equipment and software, net
Furniture and fixtures	$413
Leasehold improvements (1)	7,749
Office equipment	198
Purchased software	14
Computer hardware	2,842
Right-of-use assets - finance leases, net	1,388
Capitalized software	304
Internally-developed software	2,988
Total Property, equipment and software, net	$15,896
Right-of-use assets - operating leases, net (2)	22,680
Intangible assets, net	103
Other non-current assets	871
Total long-lived assets	$39,550
(1)Includes long-lived asset impairment of $5.0 million presented within Restructuring and related charges during the nine months ended September 30, 2020. See Note 9, Restructuring and Related Charges, for more information.
(2)Includes right-of-use asset impairment of $12.2 million during the nine months ended September 30, 2020. See Note 9, Restructuring and Related Charges, for more information.
The following table summarizes intangible assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
Intangible Asset Category	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$16,200	$16,200	$—	$16,200	$16,200	$—
Merchant relationships	21,668	10,557	11,111	22,193	8,268	13,925
Trade names	9,491	7,771	1,720	9,558	7,369	2,189
Developed technology	2,319	1,906	413	3,651	2,685	966
Patents	25,809	19,850	5,959	23,021	18,167	4,854
Other intangible assets	26,736	14,974	11,762	26,115	12,757	13,358
Total	$102,223	$71,258	$30,965	$100,738	$65,446	$35,292

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $2.5 million and $3.7 million for the three months ended September 30, 2020 and 2019 and $7.4 million and $11.4 million for the nine months ended September 30, 2020 and 2019. As of September 30, 2020, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2020	$2,312
2021	8,173
2022	7,577
2023	6,426
2024	2,840
Thereafter	3,637
Total	$30,965

3. INVESTMENTS
The following table summarizes investments as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	Percent Ownership of Voting Stock			December 31, 2019	Percent Ownership of Voting Stock
Available-for-sale securities - redeemable preferred shares	$—	19%	to	25%	$—	19%	to	25%
Fair value option investments	—	10%	to	19%	1,405	10%	to	19%
Other equity investments	35,911	1%	to	19%	75,171	1%	to	19%
Total investments	$35,911				$76,576
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
There were no material changes in fair value of those investments for the three months ended September 30, 2020 and 2019. The following table summarizes gains and losses due to changes in fair value of those investments for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Monster LP	$—	$(69,408)
Nearbuy	(1,405)	437
Total	$(1,405)	$(68,971)
We determined that the fair value of our investment in Nearbuy was $0.0 million as of September 30, 2020 and $1.4 million as of December 31, 2019. During the first quarter 2020, we recognized a $1.4 million loss from changes in the fair value of our investment in Nearbuy due to revised cash flow projections and an increase in the discount rate applied to those forecasts, which increased to 30% as of March 31, 2020, as compared with 20% as of December 31, 2019. The revisions to the financial projections and the increase in the discount rate applied as of March 31, 2020 were due to the deterioration in the financial condition of Nearbuy as a result of COVID-19, which resulted in underperformance as compared with prior projections and an increase to financial projection risk.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
We determined that the fair value of our investment in Monster LP was $0.0 million as of September 30, 2020 and December 31, 2019. During the first quarter 2019, we recognized a $41.5 million loss from changes in the fair value of our investment in Monster LP due to the revised cash flow projections provided by TMON in March 2019 and an increase in the discount rate applied to those forecasts, which increased to 26.0% as of March 31, 2019, as compared with 21.0% as of December 31, 2018. The increase in the discount rate applied as of March 31, 2019 was due to the deterioration in the financial condition of TMON and the competitive environment in the Korean e-commerce industry, which resulted in an increase to financial projection risk. During the second quarter 2019, we recognized an additional loss of $27.9 million from changes in the fair value of our investment in Monster LP due to revised financial projections provided by TMON in June 2019. The revisions to the financial projections were made as a result of TMON’s continued underperformance as compared with prior projections along with adjustments to their business model.
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
In addition, we recorded a $6.7 million impairment during the first quarter 2020 to an other equity method investment as a result of revised cash flow projections and a deterioration in financial condition due to COVID-19. We did not recognize any other impairments during the nine months ended September 30, 2020.
4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$1,268	$1,959	$5,254	$5,810
Interest expense	(9,408)	(6,029)	(24,375)	(17,162)
Changes in fair value of investments	—	14	(1,405)	(68,971)
Foreign currency gains (losses), net	7,273	(13,197)	5,661	(12,279)
Impairment of investment	—	—	(6,684)	—
Other income (expense), net	$(867)	$(17,253)	$(21,549)	$(92,602)
The following table summarizes prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Merchandise inventories	$4,944	$25,426
Prepaid expenses	16,069	27,077
Income taxes receivable	13,585	4,791
Other	17,360	24,779
Total prepaid expenses and other current assets	$51,958	$82,073

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes other non-current assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Deferred income tax	$4,932	$4,829
Debt issue costs, net	2,342	2,156
Deferred commissions expense	4,856	10,133
Deferred cloud implementation costs	10,175	7,372
Other	3,756	4,115
Total other non-current assets	$26,061	$28,605
The following table summarizes accrued merchant and supplier payables as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accrued merchant payables	$297,018	$366,573
Accrued supplier payables (1)	84,838	174,367
Total accrued merchant and supplier payables	$381,856	$540,940
(1)Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes accrued expenses and other current liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Refund reserve	$29,566	$22,002
Compensation and benefits	37,711	49,009
Accrued marketing	10,256	41,110
Restructuring-related liabilities	19,753	—
Customer credits	50,830	13,764
Income taxes payable	1,221	5,044
Deferred revenue	10,635	17,951
Operating and finance lease obligations	38,055	40,768
Deferred cloud computing contract incentive	3,000	—
Other	56,271	70,544
Total accrued expenses and other current liabilities	$257,298	$260,192
The following table summarizes other non-current liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Contingent income tax liabilities	$28,725	$30,121
Finance lease obligations	1,126	5,831
Restructuring-related liabilities	714	—
Deferred income taxes	3,832	3,903
Deferred payroll taxes (1)	5,024	—
Deferred cloud computing contract incentive	5,000	—
Other	5,675	5,132
Total other non-current liabilities	$50,096	$44,987
(1)We have elected to defer certain payroll taxes under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. These amounts are due beginning December 31, 2021.

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
Each $1,000 of principal amount of the Notes initially is convertible into 9.25926 shares of common stock, which is equivalent to an initial conversion price of $108.00 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture"). Based on the closing price of the common stock of $20.40 as of September 30, 2020, the if-converted value of the Notes was less than the principal amount.
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
The carrying amount of the Notes consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(24,307)	(35,131)
Net carrying amount of liability component	$225,693	$214,869

Net carrying amount of equity component	$67,014	$67,014
The estimated fair value of the Notes as of September 30, 2020 and December 31, 2019 was $251.8 million and $262.7 million, and was determined using a lattice model. We classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the Notes and our cost of debt.
As of September 30, 2020, the remaining term of the Notes is approximately 1 years and 6 months. During the three and nine months ended September 30, 2020 and 2019, we recognized interest costs on the Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest (3.25% of the principal amount per annum)	$2,032	$2,032	$6,096	$6,096
Amortization of debt discount	3,701	3,341	10,824	9,772
Total	$5,733	$5,373	$16,920	$15,868
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
The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
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
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement which provided for aggregate principal borrowings of up to $400.0 million (prior to the Amendment described below) and matures in May 2024.
On July 17, 2020, we entered into an amendment to the revolving credit agreement (the "Amendment" and the revolving credit agreement as amended, the "Amended Credit Agreement") in order to provide us with operational flexibility and covenant relief through the end of the first quarter of 2021 (the "Suspension Period") in light of the ongoing impacts of COVID-19 on our business. In addition to the covenant relief described below, the Amendment permanently reduces borrowing capacity under our senior secured revolving credit facility from $400.0 million to $225.0 million.
We deferred debt issuance costs of $3.2 million as a result of entering into the Amended Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the condensed consolidated balance sheet as of September 30, 2020 and are amortized to interest expense over the term of the respective agreement.
Pursuant to the Amendment, during the Suspension Period, the Company will be exempt from certain covenant restrictions, namely the requirements to maintain a maximum funded indebtedness to EBITDA ratio, a maximum senior secured indebtedness to EBITDA ratio, a minimum fixed charge coverage ratio, unrestricted cash of not less than $250.0 million and a minimum liquidity balance (including any undrawn amounts under the credit facility) of at least 70% of our accrued merchant and supplier payables balance (collectively, the "Existing Financial Covenants"). Additionally, the Amendment provides that, during the Suspension Period, we will be required to maintain specified minimum quarterly EBITDA levels and to maintain a monthly minimum liquidity balance (including any undrawn amounts under the credit facility) of at least 100% of our accrued merchant and supplier payables balance for such month plus $50.0 million. Following the Suspension Period, we will be subject to the Existing Financial Covenants.
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
The Amendment also increases interest rates through the end of the first quarter of 2021, raising the alternative base rate and Canadian prime spreads to 1.50%, the fixed rate spreads to 2.50% and the commitment fee to 0.4% on the daily amount of the unused commitments under the Amended Credit Agreement. Following the Suspension Period, the applicable spread and commitment fee will revert to pre-Amendment levels, which provides for (a) interest at a rate per annum equal to (i) an adjusted LIBO rate or (ii) a customary base rate (with loans denominated in certain currencies bearing interest at rates specific to such currencies) plus an additional margin ranging between 0.50% and 2.00% and (b) commitment fees ranging from 0.25% to 0.35% on the daily amount of unused commitments. The Amended Credit Agreement also provides for the issuance of up to $75.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $225.0 million.
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
We had $200.0 million of borrowings and $20.6 million of outstanding letters of credit under the Amended Credit Agreement as of September 30, 2020. We had $18.1 million of outstanding letters of credit under the credit agreement as of December 31, 2019. See Item 2. Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources, for additional information.
6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments and future operating income under our operating subleases as of September 30, 2020 and through the date of this report, did not materially change from the amounts set forth in our 2019 Annual Report on Form 10-K, except as disclosed below.
Purchase Obligations
During the nine months ended September 30, 2020, we entered into non-cancellable arrangements for cloud computing services and software. Future payments under these new contractual obligations are as follows (in thousands):

2020	$5,810
2021	17,672
2022	17,118
2023 (1)	22,753
Total	$63,353
(1)Includes $8.0 million in cloud computing arrangement costs for which the timing of settlement is based on usage. We expect to incur those costs over the three-year contract period ending in 2023.
Legal Matters and Other Contingencies
From time to time, we are party to various legal proceedings incident to the operation of our business. For example, we currently are involved in proceedings brought by merchants, employment and related matters, intellectual property infringement suits, customer lawsuits, stockholder claims relating to U.S. securities law, consumer class actions and suits alleging, among other things, violations of state consumer protection or privacy laws.
On April 28, 2020, an individual plaintiff filed a securities fraud class action complaint in the United States District Court for the Northern District of Illinois, and in July 2020, another individual was appointed as lead plaintiff. The lawsuit covers the time period from July 30, 2019 through February 18, 2020. The lead plaintiff alleges that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program. We intend to vigorously defend against these allegations, which we believe to be without merit.
In addition, third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to intellectual property disputes, including patent infringement claims, and expect that we will continue to be subject to intellectual property infringement claims as our services expand in scope and complexity. In the past, we have litigated such claims, and we are presently involved in several patent infringement and other intellectual property-related claims, including pending litigation or trademark disputes relating to, for example, our Goods category, some of which could involve potentially substantial claims for damages or injunctive relief. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and we become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws may be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and often costly to resolve, could require expensive changes in our methods of doing business or the goods we sell, or could require us to enter into costly royalty or licensing agreements.
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
We are also subject to, or in the future may become subject to, a variety of regulatory inquiries, audits, and investigations across the jurisdictions where we conduct our business, including, for example, inquiries related to consumer protection, employment matters and/or hiring practices, marketing practices, tax, unclaimed property and privacy rules and regulations. Any regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, fines and penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, materially damage our brand or reputation, or otherwise harm our business.
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. During the first quarter of 2020, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. The resulting benefit of $0.4 million is recorded within Income (loss) from discontinued operations on the condensed consolidated statement of operations for the nine months ended September 30, 2020. Our remaining indemnification liabilities were $2.8 million as of September 30, 2020. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of September 30, 2020 is approximately $11.7 million.
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
Common Stock
Pursuant to our restated certificate of incorporation, as of September 30, 2020, the Board had the authority to issue up to a total of 100,500,000 shares of common stock. Each holder of common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. In addition, holders of our common stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three and nine months ended September 30, 2020, we did not purchase any shares under the program. As of September 30, 2020, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the program may be terminated at any time.
Groupon, Inc. Stock Plans
The Plans are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of September 30, 2020, 2,899,062 shares of common stock were available for future issuance under the Plans.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The stock-based compensation expense related to stock awards issued under the Plans are presented within the following line items of the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$156	$405	$496	$1,163
Marketing	377	1,671	1,218	4,586
Selling, general and administrative	7,846	17,467	29,223	56,768
Restructuring and related charges	311	—	1,735	—
Total stock-based compensation expense	$8,690	$19,543	$32,672	$62,517
We capitalized $1.1 million and $2.0 million of stock-based compensation for the three months ended September 30, 2020 and 2019, and $3.4 million and $5.5 million for the nine months ended September 30, 2020 and 2019 in connection with internally-developed software and cloud computing arrangements.
Employee Stock Purchase Plan
The ESPP authorizes us to grant up to 1,000,000 shares of common stock under that plan as of September 30, 2020. For the nine months ended September 30, 2020 and 2019, 69,371 and 74,300 shares of common stock were issued under the ESPP.
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes restricted stock unit activity under the Plans for the nine months ended September 30, 2020:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2019	1,527,014	$74.80
Granted	1,744,782	24.59
Vested	(596,183)	74.86
Forfeited	(720,949)	65.70
Unvested at September 30, 2020	1,954,664	33.41
As of September 30, 2020, $49.7 million of unrecognized compensation costs related to unvested restricted stock units are expected to be recognized over a remaining weighted-average period of 1.09 years.
Performance Share Units
We grant performance share units under the Plans that vest in shares of our common stock upon the achievement of financial and operational targets specified in the respective award agreement ("Performance Share Units"). During the nine months ended September 30, 2019, we also granted performance share units subject to a market condition ("Market-based Performance Share Units").

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Market-based Performance Share Units will vest if our average daily closing stock price is equal to or greater than $120.00 per share over a period of 30 consecutive trading days prior to December 31, 2022 or if a change in control occurs during the performance period at the specified stock price (and on a proportional basis for a change in control price between the grant date price and the specified stock price). We used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period over which we recognized the expense. The key inputs used in the Monte Carlo simulation were the risk-free rate, our volatility of 49.8% and our cost of equity of 12.8%. We did not recognize any compensation costs related to our Market-based Performance Share Units during the three months ended September 30, 2020 as the derived service period ended during the first quarter 2020, at which time these awards were fully expensed.
Our Performance Share Units and Market-based Performance Share Units are subject to continued employment through the performance period dictated by the award and certification by the Compensation Committee that the specified performance conditions have been achieved.
The table below summarizes Performance Share Unit activity under the Plans for the nine months ended September 30, 2020:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)	Market-based Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2019	203,853	$79.76	341,002	$60.60
Granted	96,598	15.44	—	—
Vested	(104,441)	80.77	—	—
Forfeited	(71,128)	79.94	(91,668)	60.60
Unvested at September 30, 2020	124,882	29.78	249,334	60.60

Maximum shares issuable upon vesting at September 30, 2020	173,181		249,334
As of September 30, 2020, $1.5 million of unrecognized compensation costs related to unvested Performance Share Units are expected to be recognized over a remaining weighted-average period of 1.44 years. We have recognized all compensation costs related to our unvested Market-Based Performance Share Units.
8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three and nine months ended September 30, 2020 and 2019.
Contract Balances
A substantial majority of our deferred revenue relates to product sales for which revenue will be recognized as the products are delivered to customers, generally within one week following the balance sheet date. Our deferred revenue was $10.6 million as of September 30, 2020. As of December 31, 2019, our deferred revenue was $18.0 million, all of which was recognized during the nine months ended September 30, 2020.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
relationship purposes. The following table summarizes the activity in the liability for customer credits for the nine months ended September 30, 2020 (in thousands):

Customer Credits
Balance as of December 31, 2019	$13,764
Credits issued	153,638
Credits redeemed (1)	(102,373)
Breakage revenue recognized	(15,055)
Foreign currency translation	856
Balance as of September 30, 2020	$50,830
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
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented within the following line items of the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses and other current assets	$1,132	$2,501
Other non-current assets	4,856	10,133
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the condensed consolidated statements of operations. We amortized $3.6 million and $5.0 million of deferred contract acquisition costs during the three months ended September 30, 2020 and 2019, and $12.3 million and $15.5 million during the nine months ended September 30, 2020 and 2019. We did not recognize any impairments in relation to the deferred contract acquisition costs during the three and nine months ended September 30, 2020 and 2019.
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
The following table summarizes the activity in the allowance for expected credit losses on accounts receivables for the nine months ended September 30, 2020 (in thousands):

Allowance for Expected Credit Losses
Balance as of January 1, 2020	$3,693
Change in Provision	8,683
Write-offs	(2,330)
Foreign currency translation	187
Balance as of September 30, 2020	$10,233

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We only recognize amounts in variable consideration when we believe it is probable that a significant reversal of revenue will not occur in future periods, which requires us to make significant estimates of future redemptions. If actual redemptions differ from our estimates, the effects could be material to the condensed consolidated financial statements. As of September 30, 2020 and December 31, 2019, we constrained $41.0 million and $14.6 million in revenue from unredeemed vouchers that we may recognize in future periods when we determine it is probable that a significant amount of that revenue will not be subsequently reversed. We have increased our constraint on revenue from unredeemed vouchers due to variability in customer redemption behavior due to the impacts of COVID-19. In addition, the revenue we have constrained on unredeemed vouchers has increased in connection with our increased use of pay on redemption terms for our North America merchants.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9. RESTRUCTURING AND RELATED CHARGES
In April 2020, the Board approved a multi-phase restructuring plan of up to $105.0 million of total pretax charges related to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. We expect to incur total pretax charges of $75.0 million to $105.0 million in connection with the multi-phase restructuring actions through the end of 2021. The first phase of the restructuring actions includes an overall reduction of approximately 1,300 positions globally and the exit or discontinuation of the use of certain leases and other assets by the end of 2020. The majority of the first phase of workforce reductions and impairments of our right-of-use and other long-lived assets occurred during the second quarter 2020. In the third quarter 2020, we initiated the second phase of our restructuring plan, which included additional workforce reductions and the exit of our operations in New Zealand and Japan. The majority of our restructuring charges are expected to be paid in cash and primarily relate to employee severance and benefits expenses, facilities-related costs and impairment charges and professional advisory fees. We will continue to evaluate our cost structure, including additional workforce reductions, as part of our restructuring plan. Costs incurred related to the restructuring plan are classified as Restructuring and related charges on the condensed consolidated statements of operations.
The following table summarizes costs incurred by segment related to the restructuring plans for both the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020
	Employee Severance and Benefit Costs (1)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$1,489	$435	$70	$736	$2,730
International	14,400	18	195	3,216	17,829
Consolidated	$15,889	$453	$265	$3,952	$20,559
(1)The employee severance and benefits costs for the three months ended September 30, 2020 are related to the termination of and planned termination of approximately 500 employees. Additional severance and benefits costs may be incurred in future periods. Substantially all of the remaining cash payments for the costs accrued as of September 30, 2020 are expected to be disbursed by the end of 2020.

	Nine Months Ended September 30, 2020
	Employee Severance and Benefit Costs (1)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$17,548	$443	$4,790	$10,047	$32,828
International	23,041	759	227	4,182	28,209
Consolidated	$40,589	$1,202	$5,017	$14,229	$61,037
(1)The employee severance and benefits costs for the nine months ended September 30, 2020 are related to the termination and planned termination of approximately 1,200 employees. Additional severance and benefits costs may be incurred in future periods. Substantially all of the remaining cash payments for the costs accrued as of September 30, 2020 are expected to be disbursed by the end of 2020.
As a part of our restructuring plan, we vacated several of our leased facilities, and many of those facilities are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases. During the nine months ended September 30, 2020, we recognized $17.2 million in restructuring charges related to the impairment of right-of-use assets and leasehold improvements related to those leases as we reduced the carrying value of the those assets to their respective fair value. See Note 2, Goodwill and Long-Lived Assets for more information. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income and other variable lease costs related to the leased facilities vacated as part of our restructuring plan are presented within Restructuring and related charges in the condensed consolidated statements of operations. The current and non-current liabilities associated with these leases continue to be presented within Other current liabilities and Operating lease obligations in the condensed consolidated balance sheets.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes restructuring liability activity for the nine months ended September 30, 2020 (in thousands):

	Employee Severance and Benefit Costs	Legal and Advisory Costs	Total
Balance as of December 31, 2019 (1)	$699	$—	$699
Charges payable in cash (2)	38,854	1,202	40,056
Cash payments	(20,319)	(753)	(21,072)
Foreign currency translation	722	62	784
Balance as of September 30, 2020	$19,956	$511	$20,467
(1)Amounts included in the beginning balance are related to prior restructuring plans and the liabilities under those plans have been substantially settled.
(2)Excludes stock-based compensation of $1.7 million related to accelerated vesting of stock-based compensation awards for certain employees terminated as a result of our restructuring activities during the nine months ended September 30, 2020.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and income (loss) from continuing operations before provision (benefit) for income taxes for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Provision (benefit) for income taxes	$(486)	$2,069	$(7,170)	$591
Income (loss) from continuing operations before provision (benefit) for income taxes	(17,047)	(12,616)	(307,703)	(92,909)
Our U.S. Federal income tax rate is 21%. The primary factors impacting the effective tax rate for the three and nine months ended September 30, 2020 and 2019 were the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The nine months ended September 30, 2020 and 2019 were impacted by the reversals of reserves for uncertain tax positions due to the closure of tax audits. The nine months ended September 30, 2020 were also impacted by the carryback of federal net operating losses due to the income tax relief provided by the CARES Act. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $119.1 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $5.8 million in unrecognized tax benefits may occur within the 12 months following September 30, 2020 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of September 30, 2020 and December 31, 2019 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
Groupon uses a cost-sharing arrangement under which controlled members agree to share the costs and risks of developing intangible properties in accordance with their reasonably anticipated share of benefits from the intangibles. In 2019, the Ninth Circuit Court of Appeals entered a decision in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. Altera then petitioned the United States Supreme Court to review the Ninth Circuit's decision. In June 2020, the Supreme Court denied this petition, and accordingly, the Ninth Circuit's Altera decision stands. The Altera decision did not have a material impact on our provision for income taxes for the year ended December 31, 2019, and is not expected to have an impact for the year ended December 31, 2020.

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
We have classified our fair value option investments and our investments in available-for-sale securities as Level 3 due to the lack of observable market data over fair value inputs such as cash flow projections and discount rates. Increases in projected cash flows and decreases in discount rates contribute to increases in the estimated fair values of the fair value option investments and available-for-sale securities, whereas decreases in projected cash flows and increases in discount rates contribute to decreases in their fair values. Our fair value option investments were $0.0 million and $1.4 million as of September 30, 2020 and December 31, 2019.
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
We use an income approach to value contingent consideration obligations based on the present value of probability-weighted future cash flows. We classify the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes. We determined that the fair value of our contingent consideration was $0.3 million and $1.3 million as of September 30, 2020 and December 31, 2019.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Assets
Fair value option investments:
Beginning Balance	$—	$4,917	$1,405	$73,902
Total gains (losses) included in earnings	—	14	(1,405)	(68,971)
Ending Balance	$—	$4,931	$—	$4,931
Unrealized gains (losses) still held (1)	$—	$14	$(1,405)	$(68,971)
Available-for-sale securities - Redeemable preferred shares:
Beginning Balance	$—	$10,201	$—	$10,340
Total gains (losses) included in other comprehensive income (loss)	—	(63)	—	(202)
Ending Balance	$—	$10,138	$—	$10,138
Unrealized gains (losses) still held (1)	$—	$(63)	$—	$(202)
Liabilities
Contingent Consideration:
Beginning Balance	$278	$1,239	$1,298	$1,529
Settlements of contingent consideration liabilities	—	—	(908)	(312)
Total losses (gains) included in earnings	—	6	6	33
Foreign currency translation	13	(38)	(105)	(43)
Ending Balance	$291	$1,207	$291	$1,207
Unrealized gains (losses) still held (1)	$—	$6	$6	$33
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
We recognized $109.5 million in non-cash impairment charges related to goodwill and $39.6 million in non-cash impairment charges related to long-lived assets during the nine months ended September 30, 2020, of which $17.2 million is included in Restructuring and related charges on our condensed consolidated statement of operations. See Note 2, Goodwill and Long-Lived Assets, and Note 9, Restructuring and Related Charges, for additional information.
We recognized $6.7 million in impairment charges related to an other equity method investment during the nine months ended September 30, 2020. See Note 3, Investments, for additional information.
We did not record any other significant nonrecurring fair value measurements after initial recognition for the three and nine months ended September 30, 2020 and 2019.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of September 30, 2020 and December 31, 2019 due to their short-term nature.

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
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$(16,561)	$(14,685)	$(300,533)	$(93,500)
Less: Net income (loss) attributable to noncontrolling interests	(291)	2,000	1,758	8,080
Net income (loss) attributable to common stockholders - continuing operations	(16,270)	(16,685)	(302,291)	(101,580)
Net income (loss) attributable to common stockholders - discontinued operations	—	—	382	2,162
Net income (loss) attributable to common stockholders	$(16,270)	$(16,685)	$(301,909)	$(99,418)
Denominator
Weighted-average common shares outstanding	28,751,520	28,348,561	28,535,393	28,416,966

Basic and diluted net income (loss) per share:
Continuing operations	$(0.57)	$(0.59)	$(10.59)	$(3.57)
Discontinued operations	—	—	0.01	0.08
Basic and diluted net income (loss) per share	$(0.57)	$(0.59)	$(10.58)	$(3.49)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units	1,907,396	1,768,908	1,879,752	1,657,446
Performance share units and other stock-based compensation awards	151,110	78,055	199,849	81,545
Convertible senior notes	2,314,815	2,314,815	2,314,815	2,314,815
Warrants	2,314,815	2,314,815	2,314,815	2,314,815
Total	6,688,136	6,476,593	6,709,231	6,368,621
We had outstanding performance share units as of September 30, 2020 and 2019 that were eligible to vest into shares of common stock subject to the achievement of specified performance or market conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. As of September 30, 2020, there were up to 268,654 shares of common stock issuable upon vesting of outstanding performance share units that were excluded from the table above as the performance or market conditions were not satisfied as of the end of the period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by our chief operating decision maker to assess performance and make resource allocation decisions. Our operations are organized into two segments: North America and International. During the third quarter 2020, we changed our measure of segment profitability from operating income (loss) to contribution profit, defined as gross profit less marketing expense, which is consistent with how management reviews the operating results of the segments. Contribution profit measures the amount of marketing investment needed to generate gross profit. Other operating expenses are excluded from contribution profit as management does not review those expenses by segment. Prior period segment information has been retrospectively adjusted to reflect the change.
The following table summarizes revenue by reportable segment and category for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America
Service revenue:
Local	$98,561	$175,140	$322,945	$532,599
Goods	8,787	3,000	18,401	9,841
Travel	4,748	13,680	13,722	48,746
Total service revenue	112,096	191,820	355,068	591,186
Product revenue - Goods	68,215	111,776	293,729	394,235
Total North America revenue (1)	180,311	303,596	648,797	985,421

International
Service revenue:
Local	36,528	65,440	103,221	208,625
Goods	3,309	2,817	8,821	6,882
Travel	3,140	8,003	7,368	24,817
Total service revenue	42,977	76,260	119,410	240,324
Product revenue - Goods	80,731	115,756	305,608	380,854
Total International revenue (1)	$123,708	$192,016	$425,018	$621,178
(1)North America includes revenue from the United States of $177.3 million and $297.9 million for the three months ended September 30, 2020 and 2019, and $640.4 million and $965.9 million for the nine months ended September 30, 2020 and 2019. International includes revenue from the United Kingdom of $42.9 million and $69.4 million for the three months ended September 30, 2020 and 2019, and $151.1 million and $221.8 million for the nine months ended September 30, 2020 and 2019. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and nine months ended September 30, 2020 and 2019. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes gross profit by reportable segment and category for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America
Service gross profit:
Local	$87,507	$155,032	$283,004	$473,787
Goods	7,440	2,280	14,851	7,838
Travel	3,874	10,717	9,726	38,791
Total service gross profit	98,821	168,029	307,581	520,416
Product gross profit - Goods	10,896	24,046	47,599	80,045
Total North America gross profit	109,717	192,075	355,180	600,461

International
Service gross profit:
Local	33,687	61,183	93,054	195,941
Goods	2,849	2,589	7,422	6,241
Travel	2,711	7,332	6,259	22,743
Total service gross profit	39,247	71,104	106,735	224,925
Product gross profit - Goods	11,058	14,761	36,580	50,702
Total International gross profit	$50,305	$85,865	$143,315	$275,627

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America
Gross profit	$109,717	$192,075	$355,180	$600,461
Marketing	19,718	45,223	73,203	162,132
Contribution profit	89,999	146,852	281,977	438,329

International
Gross profit	50,305	85,865	143,315	275,627
Marketing	11,668	29,753	43,555	95,164
Contribution profit	38,637	56,112	99,760	180,463

Consolidated
Gross profit	160,022	277,940	498,495	876,088
Marketing	31,386	74,976	116,758	257,296
Contribution profit	128,636	202,964	381,737	618,792
Selling, general and administrative	124,257	198,388	475,017	619,274
Goodwill impairment	—	—	109,486	—
Long-lived asset impairment	—	—	22,351	—
Restructuring and related charges	20,559	(61)	61,037	(175)
Income (loss) from operations	$(16,180)	$4,637	$(286,154)	$(307)
The following table summarizes total assets by reportable segment as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Total assets:
North America (1)	$1,071,325	$1,045,500
International (1)	278,493	541,243
Consolidated total assets	$1,349,818	$1,586,743
(1)North America contains assets from the United States of $1,047.9 million and $1,020.0 million as of September 30, 2020 and December 31, 2019. International contains assets from Switzerland of $128.5 million and $175.2 million as of September 30, 2020 and December 31, 2019. There were no other individual countries that represented more than 10% of consolidated total assets as of September 30, 2020 and December 31, 2019.

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
Overview
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites, primarily localized groupon.com sites in many countries. We operate in two segments: North America and International. For the nine months ended September 30, 2020, we derived 60.4% of our revenue from our North America segment and 39.6% of our revenue from our International segment. See Item 1, Note 13, Segment Information, for additional information. We operate in three categories: Local, Goods and Travel.
We generate product and service revenue from our current business operations. We earn service revenue from transactions in which we earn commissions by selling goods or services in our Local, Travel and Goods Categories on behalf of third-party merchants. Service revenue from those transactions is reported on a net basis and equals the purchase price received from the customer for the offering less an agreed upon portion of the purchase price paid to the merchant. Service revenue also includes commissions that we earn when customers make purchases with retailers using digital coupons accessed through our digital properties. We earn product revenue from direct sales of merchandise inventory through our Goods category. Our product revenue from those direct sales transactions is the purchase price received from the customer.
Strategy
In February 2020 we announced a strategic plan to focus on our local experiences marketplace, which included exiting our Goods category. However, since March 2020, the COVID-19 pandemic has led to significant disruption in our business as a result of the preventative or protective actions, such as consumer restrictions and merchant closures that governments, our merchants and consumers have implemented in response to the pandemic. The negative impact of COVID-19 on our business is expected to continue at least as long as our performance is impacted by market conditions as we rely on customers' purchases of vouchers for local experiences, including events and activities, beauty and wellness, travel and dining. Recovery from the COVID-19 pandemic could be volatile given the unprecedented and continuously evolving nature of the situation. We continue to monitor the impact of COVID-19 on our business, including increases in government restrictions and the potential for colder weather in certain North America and International markets to further exacerbate negative trends.
In light of COVID-19, we continued to sell Goods on our platform instead of quickly exiting the category. We are shifting to a third-party marketplace in the Goods category and expect this transition to be substantially completed in North America by the end of 2020 and on a global basis in 2021. In a third-party marketplace model, merchants assume the responsibility for fulfillment and returns. Following this transition, we will primarily generate service revenue from our Goods category, and Goods revenue is expected to be presented on a net basis consistent with the Local and Travel categories. The change in presentation of revenue to a net basis does not impact gross profit or income generated from operations.
In August 2020, we announced our updated strategy and plan to prioritize expanding our Local inventory and modernizing our marketplace by improving the merchant and customer experiences. While both of these are important to building a successful marketplace, we believe the most critical of these is expanding Local inventory, and in the near term, we intend to dedicate a majority of our efforts and resources to inventory growth. As COVID-19 evolves, we will adjust accordingly, if needed.
Restructuring and Cost Reduction
During the nine months ended September 30, 2020 we took significant actions to improve our cash position and materially reduce our cost structure. In April 2020, the Board approved a multi-phase restructuring plan related to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business.
The first phase of our restructuring actions included an overall reduction of approximately 1,300 positions globally and the exit or discontinuation of the use of certain leases and other assets by the end of 2020. The majority of the first phase of workforce reductions and impairments of our right-of-use and other long-lived assets occurred during the second quarter 2020. In the third quarter 2020, we initiated the second phase of our restructuring plan, which included additional workforce reductions and the exit of our operations in New Zealand and Japan. We expect to incur total pre-tax charges of $75.0 million to $105.0 million in connection with our multi-phase restructuring plan through the end of 2021. Once fully implemented, we expect our multi-phase restructuring plan to result in $225.0 million in annualized cost savings. During the three and nine months ended September 30, 2020, we recorded $20.6 million and $61.0 million in pre-tax charges in connection with our restructuring actions. See Note 9, Restructuring and Related Charges, for more information.
In addition to the actions described above, we have taken several steps to reduce costs, preserve cash in the near-term and improve liquidity, including, but not limited to: furloughing staff; continuing to sell Goods on our platform instead of quickly exiting the category; reducing marketing expense by significantly shortening payback thresholds and delaying brand marketing investments; transitioning merchants to redemption payment terms, instead of fixed payment terms; implementing a hiring freeze; eliminating broad-based merit increases for employees; replacing cash compensation with equity compensation in 2020 for Board members; and amending our Credit Agreement to, among other things, provide covenant relief through the first quarter of 2021.
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
Our gross billings, units and gross billings per unit for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands, except gross billings per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross billings	$597,123	$1,093,378	$1,986,245	$3,390,331
Units	21,410	35,754	74,208	108,270
Gross billings per unit	$27.89	$30.58	$26.77	$31.31
Our active customers for the TTM period ended September 30, 2020 and 2019 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2020	2019
TTM Active Customers (in thousands)	34,154	45,258
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
The following table presents the above financial metrics for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$304,019	$495,612	$1,073,815	1,606,599
Gross profit	160,022	277,940	498,495	876,088
Adjusted EBITDA	30,781	49,997	9,655	143,473
Free cash flow	(6,953)	891	(181,166)	(181,972)
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
Factors Affecting Our Performance
Attracting and retaining local merchants. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can generally withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketing and promotional services. Since the widespread economic impacts of COVID-19 began in March 2020, we are prioritizing opportunities to help drive demand for our merchants and highlighting offers that customers can enjoy right now. In addition to offerings that we can highlight during COVID-19, we have been able to drive demand to certain local merchants that are staying open. As we continue to navigate through the volatility of the COVID-19 recovery period, we intend to take a market by market approach to attracting and retaining local merchants.
Driving purchase frequency and retaining customers. In light of significant declines in consumer demand for local and travel services due to COVID-19, we must highlight offers that customers can enjoy right now in order to drive purchase frequency and retain customers. This includes surfacing the relevant Local inventory in each market depending on the government restrictions currently in place and continuing to leverage our Goods category in the near-term. We must also continue to improve the customer experience on our websites and mobile applications, launch innovative products that remove friction from the customer journey, and grow our high-quality, bookable inventory.
Increasing traffic to our websites and mobile applications. The traffic to our websites and mobile applications, including from consumers responding to our emails and search engine optimization ("SEO"), has declined in recent years, and we have experienced further declines in traffic due to the impacts of COVID-19. As such, we must focus on improving the effectiveness of our emails, as well as developing sources of traffic in addition to email and SEO and optimizing the efficiency of our marketing spending, which historically was guided by return on investment thresholds based on expected months-to-payback targets ranging from 12 to 18 months. In light of COVID-19, we significantly shortened our payback thresholds.

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages and gross billings per unit):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Gross billings
Service gross billings:
Local	$230,422	$511,173	(54.9)%	790,486	$1,517,312	(47.9)%
Goods	40,299	21,300	89.2	88,713	60,833	45.8
Travel	23,373	71,144	(67.1)	68,557	247,256	(72.3)
Total service gross billings	294,094	603,617	(51.3)	947,756	1,825,401	(48.1)
Product gross billings - Goods	68,215	111,776	(39.0)	293,729	394,235	(25.5)
Total gross billings	$362,309	$715,393	(49.4)	1,241,485	$2,219,636	(44.1)

Units
Local	8,148	16,332	(50.1)%	28,151	48,773	(42.3)%
Goods	4,428	5,080	(12.8)	15,166	16,847	(10.0)
Travel	151	355	(57.5)	542	1,187	(54.3)
Total units	12,727	21,767	(41.5)	43,859	66,807	(34.3)

Gross billings per unit	$28.47	$32.87	(13.4)%	$28.31	$33.22	(14.8)%
North America TTM active customers for the trailing twelve months ended September 30, 2020 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2020	2019	% Change
TTM Active customers	20,246	27,747	(27)%
Comparison of the Three Months Ended September 30, 2020 and 2019:
North America gross billings and units declined by $353.1 million and 9.0 million for the three months ended September 30, 2020. TTM active customers declined by 7.5 million for the three months ended September 30, 2020. These declines were primarily due to the significant decrease in consumer demand as governmental measures were in place to control the spread of COVID-19, including quarantines, travel restrictions, as well as business restrictions and shutdowns. Gross billings per unit were adversely impacted by an increase in Local customer refunds.
Comparison of the Nine Months Ended September 30, 2020 and 2019:
North America gross billings and units declined by $978.2 million and 22.9 million for the nine months ended September 30, 2020. These declines were primarily due to the significant decrease in consumer demand as governmental measures were implemented to control the spread of COVID-19, including quarantines, travel restrictions, as well as business restrictions and shutdowns. Gross billings per unit were adversely impacted by a shift in mix of offerings sold and increase in Local customer refunds.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Revenue
Service revenue
Local	$98,561	$175,140	(43.7)%	$322,945	$532,599	(39.4)%
Goods	8,787	3,000	192.9	18,401	9,841	87.0
Travel	4,748	13,680	(65.3)	13,722	48,746	(71.8)
Total service revenue	112,096	191,820	(41.6)	355,068	591,186	(39.9)
Product revenue - Goods	68,215	111,776	(39.0)	293,729	394,235	(25.5)
Total revenue	$180,311	$303,596	(40.6)	$648,797	$985,421	(34.2)

Cost of revenue
Service cost of revenue
Local	$11,054	$20,108	(45.0)%	$39,941	$58,812	(32.1)%
Goods	1,347	720	87.1	3,550	2,003	77.2
Travel	874	2,963	(70.5)	3,996	9,955	(59.9)
Total service cost of revenue	13,275	23,791	(44.2)	47,487	70,770	(32.9)
Product cost of revenue - Goods	57,319	87,730	(34.7)	246,130	314,190	(21.7)
Total cost of revenue	$70,594	$111,521	(36.7)	$293,617	$384,960	(23.7)

Gross profit
Service gross profit
Local	$87,507	$155,032	(43.6)%	$283,004	$473,787	(40.3)%
Goods	7,440	2,280	226.3	14,851	7,838	89.5
Travel	3,874	10,717	(63.9)	9,726	38,791	(74.9)
Total service gross profit	98,821	168,029	(41.2)	307,581	520,416	(40.9)
Product gross profit - Goods	10,896	24,046	(54.7)	47,599	80,045	(40.5)
Total gross profit	$109,717	$192,075	(42.9)	$355,180	$600,461	(40.8)

Service margin (1)	38.1%	31.8%		37.5%	32.4%

% of Consolidated revenue	59.3%	61.3%		60.4%	61.3%
% of Consolidated cost of revenue	49.0	51.2		51.0	52.7
% of Consolidated gross profit	68.6	69.1		71.3	68.5
(1)     Represents the percentage service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended September 30, 2020 and 2019:
North America revenue and gross profit decreased by $123.3 million and $82.4 million for the three months ended September 30, 2020. Those decreases were primarily driven by a decline in gross billings and transaction volume due to the impacts of COVID-19. Revenue also declined due to the ongoing transition of Goods to a third party marketplace model. In a third party marketplace model, we generate service revenue which is presented on a net basis. The increase in service margin was due to a shift in mix of offerings sold and higher variable consideration from unredeemed vouchers due to our shift towards payment on redemption terms in North America.
Cost of revenue decreased by $40.9 million for the three months ended September 30, 2020 primarily due to the decrease in transaction volume and gross billings and the impacts of the ongoing transition of Goods to a third party marketplace model.

Comparison of the Nine Months Ended September 30, 2020 and 2019:
North America revenue and gross profit decreased by $336.6 million and $245.3 million for the nine months ended September 30, 2020. Those decreases were primarily driven by a decline in gross billings and transaction volume due to the impacts of COVID-19. The increase in service margin was due to a shift in mix of offerings sold and higher variable consideration from unredeemed vouchers due to our shift towards payment on redemption terms in North America. Revenue also declined due to the ongoing transition of Goods to a third party marketplace model. In a third party marketplace model, we generate service revenue which is presented on a net basis.
Cost of revenue decreased by $91.3 million for the nine months ended September 30, 2020 primarily due to the decrease in transaction volume and gross billings and the impacts of the ongoing transition of Goods to a third party marketplace model.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America contribution profit for the three and nine months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Marketing	$19,718	$45,223	(56.4)%	$73,203	$162,132	(54.8)%
% of Gross profit:	18.0%	23.5%		20.6%	27.0%

Contribution profit	$89,999	$146,852	(38.7)%	$281,977	$438,329	(35.7)%
Comparison of the Three Months Ended September 30, 2020 and 2019:
North America marketing expense and marketing expense as a percentage of gross profit declined for the three months ended September 30, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19.
The decline in our North America contribution profit for the three months ended September 30, 2020 was primarily attributable to a $82.4 million decrease in gross profit, as discussed above, partially offset by a $25.5 million decrease in marketing.
Comparison of the Nine Months Ended September 30, 2020 and 2019:
North America marketing expense and marketing expense as a percentage of gross profit declined for the nine months ended September 30, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19.
The decline in our North America contribution profit for the nine months ended September 30, 2020 was primarily attributable to a $245.3 million decrease in gross profit, as discussed above, partially offset by a $88.9 million decrease in marketing.
International
Operating Metrics
International segment gross billings and units for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages and gross billings per unit):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Gross billings
Service gross billings:
Local	$113,105	$204,823	(44.8)%	$332,403	$615,669	(46.0)%
Goods	15,151	13,308	13.8	45,322	34,787	30.3
Travel	25,827	44,098	(41.4)	61,427	139,385	(55.9)
Total service gross billings	154,083	262,229	(41.2)	439,152	789,841	(44.4)
Product gross billings - Goods	80,731	115,756	(30.3)	305,608	380,854	(19.8)
Total gross billings	$234,814	$377,985	(37.9)	$744,760	$1,170,695	(36.4)

Units
Local	4,171	8,241	(49.4)%	13,217	23,814	(44.5)%
Goods	4,320	5,415	(20.2)	16,627	16,616	0.1
Travel	192	331	(42.0)	505	1,033	(51.1)
Total units	8,683	13,987	(37.9)	30,349	41,463	(26.8)

Gross billings per unit	$27.04	$27.02	0.1%	$24.54	$28.23	(13.1)%

International TTM active customers for the trailing twelve months ended September 30, 2020 were as followings (in thousands):

	Trailing Twelve Months Ended September 30,
	2020	2019	% Change
TTM Active customers	13,908	17,511	(20.6)%
Comparison of the Three Months Ended September 30, 2020 and 2019:
International gross billings and units decreased by $143.2 million and 5.3 million for the three months ended September 30, 2020. TTM active customers declined by 3.6 million for the three months ended September 30, 2020. These declines were primarily due to the significant decrease in consumer demand as governmental measures were implemented to control the spread of COVID-19, including quarantines, travel restrictions, as well as business restrictions and shutdowns. The decline in gross billings was partially offset by a $13.2 million favorable impact from year-over-year changes in foreign currency exchange rates.
Comparison of the Nine Months Ended September 30, 2020 and 2019:
International gross billings and units decreased by $425.9 million and 11.1 million for the nine months ended September 30, 2020. These declines were primarily due to the significant decrease in consumer demand as governmental measures were implemented to control the spread of COVID-19, including quarantines, travel restrictions, as well as business restrictions and shutdowns, and a decline in gross billings per unit due to a shift in mix of offerings sold and an increase in Local customer refunds. The decline in gross billings was partially offset by an $11.2 million favorable impact from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Revenue
Service revenue:
Local	$36,528	$65,440	(44.2)%	$103,221	$208,625	(50.5)%
Goods	3,309	2,817	17.5	8,821	6,882	28.2
Travel	3,140	8,003	(60.8)	7,368	24,817	(70.3)
Total service revenue	42,977	76,260	(43.6)	119,410	240,324	(50.3)
Product revenue - Goods	80,731	115,756	(30.3)	305,608	380,854	(19.8)
Total revenue	$123,708	$192,016	(35.6)	$425,018	$621,178	(31.6)

Cost of revenue
Service cost of revenue:
Local	$2,841	$4,257	(33.3)%	$10,167	$12,684	(19.8)%
Goods	460	228	101.8	1,399	641	118.3
Travel	429	671	(36.1)	1,109	2,074	(46.5)
Total service revenue	3,730	5,156	(27.7)	12,675	15,399	(17.7)
Product cost of revenue - Goods	69,673	100,995	(31.0)	269,028	330,152	(18.5)
Total cost of revenue	$73,403	$106,151	(30.9)	$281,703	$345,551	(18.5)

Gross profit
Service gross profit:
Local	$33,687	$61,183	(44.9)%	$93,054	$195,941	(52.5)%
Goods	2,849	2,589	10.0	7,422	6,241	18.9
Travel	2,711	7,332	(63.0)	6,259	22,743	(72.5)
Total service gross profit	39,247	71,104	(44.8)	106,735	224,925	(52.5)
Product gross profit - Goods	11,058	14,761	(25.1)	36,580	50,702	(27.9)
Total gross profit	$50,305	$85,865	(41.4)	$143,315	$275,627	(48.0)

Service margin (1)	27.9%	29.1%		27.2%	30.4%

% of Consolidated revenue	40.7%	38.7%		39.6%	38.7%
% of Consolidated cost of revenue	51.0	48.8		49.0	47.3
% of Consolidated gross profit	31.4	30.9		28.7	31.5
(1)     Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended September 30, 2020 and 2019
International revenue and gross profit decreased by $68.3 million and $35.6 million for the three months ended September 30, 2020. Those decreases were primarily driven by a decline in gross billings due to the impacts of COVID-19 as discussed above and the decline in International revenue was also impacted by a decline in Goods product revenue, which is presented on a gross basis. The decreases in revenue and gross profit were partially offset by favorable impacts of $7.0 million and $2.8 million from year-over-year changes in foreign currency exchange rates.
Cost of revenue decreased by $32.7 million for the three months ended September 30, 2020 primarily due to the decrease in transaction volume and gross billings, partially offset by a $4.2 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Comparison of the Nine Months Ended September 30, 2020 and 2019:
International revenue and gross profit decreased by $196.2 million and $132.3 million for the nine months ended September 30, 2020. Those decreases were primarily driven by a decline in gross billings due to the impacts of COVID-19 as discussed above and the decline in International revenue was also impacted by a decline in Goods product revenue, which is presented on a gross basis. The decreases in revenue and gross profit were partially offset by favorable impacts of $5.8 million and $2.6 million from year-over-year changes in foreign currency exchange rates.
Cost of revenue decreased by $63.8 million for the nine months ended September 30, 2020 primarily due to the decrease in transaction volume and gross billings, partially offset by a $3.2 million unfavorable impact from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International marketing and contribution profit for the three and nine months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Marketing	$11,668	$29,753	(60.8)%	$43,555	$95,164	(54.2)%
% of Gross profit:	23.2%	34.7%		30.4%	34.5%

Contribution profit	$38,637	$56,112	(31.1)%	$99,760	$180,463	(44.7)%
Comparison of the Three Months Ended September 30, 2020 and 2019:
International marketing expense and marketing expense as a percentage of gross profit declined for the three months ended September 30, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19, partially offset by a $0.6 million unfavorable impact from year-over-year changes in foreign currency exchange rates.
The decrease in International contribution profit for the three months ended September 30, 2020 was primarily attributable to a $35.6 million decrease in gross profit, partially offset by a $18.1 million decrease in marketing.
Comparison of the Nine Months Ended September 30, 2020 and 2019:
International marketing expense and marketing expense as a percentage of gross profit declined for the nine months ended September 30, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19, partially offset by a $0.4 million unfavorable impact from year-over-year change in foreign currency exchange rates.
The decrease in International contribution profit for the nine months ended September 30, 2020 was primarily attributable to a $132.3 million decrease in gross profit, partially offset by a $51.6 million decrease in marketing.

Operating Expenses
Operating expenses for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Marketing	$31,386	$74,976	(58.1)%	$116,758	$257,296	(54.6)%
Selling, general and administrative	124,257	198,388	(37.4)	475,017	619,274	(23.3)
Goodwill impairment	—	—	—	109,486	—	—
Long-lived asset impairment	—	—	—	22,351	—	—
Restructuring and related charges	20,559	(61)	NM	61,037	(175)	NM
Total Operating expenses	$176,202	$273,303	(35.5)%	$784,649	$876,395	(10.5)%

% of Gross profit:
Marketing	19.6%	27.0%		23.4%	29.4%
Selling, general and administrative	77.6%	71.4%		95.3%	70.7%
Comparison of the Three Months Ended September 30, 2020 and 2019:
Marketing expense and marketing expense as a percentage of gross profit declined for the three months ended September 30, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19, partially offset by a $0.6 million unfavorable impact from year-over-year change in foreign currency exchange rates.
SG&A decreased for the three months ended September 30, 2020 primarily due to lower payroll-related expenses due to furloughs and restructuring actions, partially offset by a $2.2 million unfavorable impact from year-over-year changes in foreign currency exchange rates. SG&A as a percentage of gross profit increased for the three months ended September 30, 2020 due to the decline in demand and traffic as a result of COVID-19.
Restructuring and related charges for the three months ended September 30, 2020 represent severance and benefit costs for workforce reductions, impairments of long-lived assets and lease terminations and other exit costs resulting from our restructuring activities. See Note 9, Restructuring and Related Charges, for more information.
Comparison of the Nine Months Ended September 30, 2020 and 2019:
Marketing expense and marketing expense as a percentage of gross profit declined for the nine months ended September 30, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19, partially offset by a $0.4 million unfavorable impact from year-over-year change in foreign currency rates.
SG&A decreased for the nine months ended September 30, 2020 primarily due to lower payroll-related expenses due to furloughs and restructuring actions, partially offset by a $1.2 million unfavorable impact from year-over-year changes in foreign currency exchange rates. SG&A as a percentage of gross profit increased for the nine months ended September 30, 2020 due to the decline in demand and traffic as a result of COVID-19.
During the first quarter 2020, we performed an interim quantitative assessment of goodwill and long-lived assets as a result of significant deterioration in our financial performance due to the impact of COVID-19. As a result, we recognized goodwill impairment of $109.5 million, that represented the excess of the EMEA reporting unit's carrying value over its fair value, and long-lived asset impairment of $22.4 million for the nine months ended September 30, 2020. See Note 2, Goodwill and Long-Lived Assets, for additional information about goodwill and long-lived asset impairments.
Restructuring and related charges for the nine months ended September 30, 2020 represent severance and benefit costs for workforce reductions, impairments of long-lived assets and lease terminations and other exit costs resulting from our restructuring activities. See Note 9, Restructuring and Related Charges, for more information.

Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, adjustments for observable price changes of investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three and nine months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$1,268	$1,959	$5,254	$5,810
Interest expense	(9,408)	(6,029)	(24,375)	(17,162)
Changes in fair value of investments	—	14	(1,405)	(68,971)
Foreign currency gains (losses), net	7,273	(13,197)	5,661	(12,279)
Impairment of investment	—	—	(6,684)	—
Other income (expense), net	$(867)	$(17,253)	$(21,549)	$(92,602)
Comparison of the Three Months Ended September 30, 2020 and 2019:
The change in Other income (expense), net for the three months ended September 30, 2020 as compared with the prior year period is primarily related to a change in foreign currency gains and losses of $20.5 million, partially offset by a $3.4 million increase in interest expense.
Comparison of the Nine Months Ended September 30, 2020 and 2019:
The change in Other income (expense), net for the nine months ended September 30, 2020 as compared with the prior year period is primarily related to a $67.6 million decrease in losses from changes in our fair value of investments and a change in foreign currency gains and losses of $17.9 million, partially offset by a $6.7 million impairment of an other equity investment and a $7.2 million increase in interest expense.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and nine months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Provision (benefit) for income taxes	$(486)	$2,069	(123.5)%	$(7,170)	$591	(1,313.2)%
Effective tax rate	2.9%	(16.4)%		2.3%	(0.6)%
Comparison of the Three Months Ended September 30, 2020 and 2019:
Our U.S. federal income tax rate is 21%. The primary factors impacting the effective tax rate for the three months ended September 30, 2020 and 2019 were the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.
Comparison of the Nine Months Ended September 30, 2020 and 2019:
The primary factors impacting the effective tax rate for the nine months ended September 30, 2020 and 2019 were the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets and the reversals of reserves for uncertain tax positions due to the closure of tax audits. The nine months ended September 30, 2020 were also impacted by the carryback of federal net operating losses due to the income tax relief provided by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rates as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and result of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three and nine months ended September 30, 2020 and 2019, special charges and credits included charges related to our restructuring plan, goodwill and long-lived asset impairments, and strategic advisor costs. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$(16,561)	$(14,685)	$(300,533)	$(93,500)
Adjustments:
Stock-based compensation	8,379	19,543	30,937	62,517
Depreciation and amortization	18,023	25,873	68,366	81,405
Acquisition-related expense (benefit), net	—	5	6	33
Restructuring and related charges (1)	20,559	(61)	61,037	(175)
Goodwill impairment	—	—	109,486	—
Long-lived asset impairment	—	—	22,351	—
Strategic advisor costs	—	—	3,626	—
Other (income) expense, net	867	17,253	21,549	92,602
Provision (benefit) for income taxes	(486)	2,069	(7,170)	591
Total adjustments	47,342	64,682	310,188	236,973
Adjusted EBITDA	$30,781	$49,997	$9,655	$143,473
(1)Restructuring and related charges includes $3.3 million and $17.2 million of long-lived asset impairments for the three and nine months ended September 30, 2020 and $0.3 million and $1.7 million of additional stock-based compensation for the three and nine months ended September 30, 2020.
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

The following table represents the effect on our condensed consolidated statements of operations from changes in exchange rates versus the U.S. dollar for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020
	At Avg. Q3 2019 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$583,887	$13,236	$597,123
Revenue	296,982	7,037	304,019
Cost of revenue	139,811	4,186	143,997
Gross profit	157,171	2,851	160,022
Marketing	30,767	619	31,386
Selling, general and administrative	122,017	2,240	124,257
Income (loss) from operations	(15,317)	(863)	(16,180)

	Nine Months Ended September 30, 2020
	At Avg. Q3 2019 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,975,069	$11,176	$1,986,245
Revenue	1,068,009	5,806	1,073,815
Cost of revenue	572,083	3,237	575,320
Gross profit	495,926	2,569	498,495
Marketing	116,319	439	116,758
Selling, general and administrative	473,860	1,157	475,017
Income (loss) from operations	(288,989)	2,835	(286,154)
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and cash balances, which primarily consisted of bank deposits and government money market funds. As of September 30, 2020, cash balances, including outstanding borrowings under the Credit Agreement, were $779.0 million.
Our net cash flows from operating, investing and financing activities from continuing operations for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash provided by (used in):
Operating activities	$4,792	$18,584	$(144,504)	$(130,118)
Investing activities	(12,469)	(19,541)	(8,473)	(54,891)
Financing activities	(3,617)	(22,595)	180,557	(81,953)

Our free cash flow for the three and nine months ended September 30, 2020 and 2019 and a reconciliation to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities from continuing operations	$4,792	$18,584	$(144,504)	$(130,118)
Purchases of property and equipment and capitalized software from continuing operations	(11,745)	(17,693)	(36,662)	(51,854)
Free cash flow	$(6,953)	$891	$(181,166)	$(181,972)
Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either based on a fixed payment schedule or upon the customer's redemption of the related voucher. For merchants on fixed payment terms, we remit payments on an ongoing basis, generally bi-weekly, throughout the term of the merchant's offering. For purchases of merchandise inventory, our supplier payment terms generally range from net 30 to net 60 days. We have historically primarily paid merchants on fixed payment terms in North America and upon voucher redemption internationally. In prior periods, we began to increase our use of redemption payment terms with our North America merchants, and in the third quarter 2020, we accelerated these efforts and largely completed the transition to redemption payment terms.
Our cash balances fluctuate significantly throughout the year based on many variables, including gross billings growth rates, the timing of payments to merchants and suppliers, seasonality and the mix of transactions between Goods and Local. For example, we have historically generated strong cash inflows during the fourth quarter holiday season, followed by significant cash outflows in the following period when payments are made to merchants and suppliers.
For the nine months ended September 30, 2020, our net cash used in operating activities from continuing operations was $144.5 million, as compared with a $300.5 million net loss from continuing operations. That difference is primarily due to $267.3 million of non-cash items, including $109.5 million of goodwill impairment, $22.4 million of long-lived asset impairments, $17.2 million of restructuring-related impairments, depreciation and amortization and stock-based compensation, partially offset by a $111.2 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was related to the seasonal timing of payments to inventory suppliers and the impact of COVID-19.
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
For the nine months ended September 30, 2020, our net cash used in investing activities from continuing operations was $8.5 million. Our net cash used in investing activities from continuing operations included purchases of property and equipment and capitalized software of $36.7 million, which was partially offset by proceeds from the sale of an investment of $31.6 million.
For the nine months ended September 30, 2019, our net cash used in investing activities from continuing operations was $54.9 million. Our net cash used in investing activities included purchases of property and equipment and capitalized software of $51.9 million.
For the nine months ended September 30, 2020, our net cash provided by financing activities was $180.6 million. Our net cash provided by financing activities included $200.0 million of borrowings under our revolving credit facility, partially offset by $8.8 million in taxes paid related to net share settlements of stock-based compensation awards, $7.4 million in payments of finance lease obligations and $3.0 million of distributions to noncontrolling interest holders.

For the nine months ended September 30, 2019, our net cash used in financing activities was $82.0 million. Our net cash used in financing activities included $44.2 million in repurchases of common stock under our share repurchase program, $16.9 million in payments of finance lease obligations and $14.0 million in taxes paid related to net share settlements of stock-based compensation awards.
On July 17, 2020, we entered into an amendment of our Credit Agreement in order to, among other things, provide us operational flexibility and covenant relief through the end of the first quarter 2021 in light of the ongoing impacts of COVID-19 on our business. The Amended Credit Agreement provides for aggregate principal borrowings of up to $225.0 million and matures in May 2024. As of September 30, 2020, we had $200.0 million of borrowings and $20.6 million of letters of credit outstanding under the Credit Agreement. See Note 5, Financing Arrangements, for additional information.
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
As of September 30, 2020, we had $112.2 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars and Japanese yen. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of September 30, 2020, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2020 did not materially change from the amounts set forth in our 2019 Annual Report on Form 10-K, except as disclosed in Note 6, Commitments and Contingencies.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2020.
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

There are no other accounting standards that have been issued but not yet adopted that are expected to have a material impact on our condensed consolidated financial statements.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three and nine months ended September 30, 2020, we derived approximately 40.7% and 39.6% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of September 30, 2020 and December 31, 2019.
As of September 30, 2020, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $104.9 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $10.5 million. This compares with a $69.2 million working capital deficit subject to foreign currency exposure as of December 31, 2019, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $6.9 million.
Interest Rate Risk
Our cash balance as of September 30, 2020 consists of bank deposits and government money market funds, so exposure to market risk for changes in interest rates is limited. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Item 1, Note 5, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In June 2020, we entered into the Amended Credit Agreement which provides for aggregate principal borrowings of up to $225.0 million. As of September 30, 2020, we had $200.0 million of borrowings outstanding and $20.6 million of outstanding letters of credit under the Amended Credit Agreement. See Item 2, Liquidity and Capital Resources for additional information. Because borrowings under the Amended Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended Credit Agreement. We also had $133.3 million of lease obligations as of September 30, 2020. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2020.

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
Based on this evaluation, our management concluded that, as of September 30, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2020, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
On May 7, 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of September 30, 2020, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so. See Item 1, Note 7, Stockholders' Equity and Compensation Arrangements, for information regarding our share repurchase program.
The following table provides information about purchases of shares of our common stock during the three months ended September 30, 2020 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2020	4,533	$16.99	—	—
August 1-31, 2020	16,235	23.59	—	—
September 1-30, 2020	17,518	31.74	—	—
Total	38,286	$26.54	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
On November 4, 2020, Groupon, Inc. (the “Company”) entered into an amendment (the “Amendment”) to the Rights Agreement (the “Rights Agreement”) dated as of April 10, 2020, between the Company and Computershare Trust Company, N.A., as rights agent. The Amendment removes the provisions pertaining to persons “acting in concert” from the Rights Agreement. The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 4.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Amendment No. 1 to Rights Agreement, dated as of November 4, 2020, between Groupon, Inc. and Computershare Trust Company, N.A. as Rights Agent.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
_____________________________________
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of November 2020.

GROUPON, INC.
By:	/s/ Melissa Thomas
	Name:	Melissa Thomas
	Title:	Chief Financial Officer