Form 10-K
period 2020-12-31
Groupon, Inc.
filed 2021-02-25
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐                           Accelerated filer ☒

Non-accelerated filer ☐                        Smaller reporting company ☐

                                    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No  ☒

As of June 30, 2020, the aggregate market value of shares held by non-affiliates of the registrant was $519,746,107 based on the number of shares of common stock held by non-affiliates as of June 30, 2020 and based on the last reported sale price of the registrant's common stock on June 30, 2020.

As of February 22, 2021, there were 28,988,465 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

______________________________________________________

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, effects of COVID-19 or other pandemics or disease outbreaks on our business; our ability to execute, and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments and any potential adverse impact from the United Kingdom's exit from the European Union; global economic uncertainty; retaining and adding high quality merchants; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive team and other qualified personnel; customer and merchant fraud; payment-related risks; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; exposure to greater than anticipated tax liabilities; adoption of tax legislation; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our convertible senior notes; our common stock, including volatility in our stock price; our ability to realize the anticipated benefits from the hedge and warrant transactions; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. BUSINESS
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites, primarily localized groupon.com sites in many countries. We operate in two segments, North America and International, and in three categories, Local, Goods and Travel. Our mission is to be the destination where consumers discover fun things to do and local businesses thrive. For our customers, this means giving them an amazing selection of experiences at great values. For our merchants, this means making it easy for them to partner with Groupon and reach millions of consumers around the world.
Currently, we generate product and service revenue from the following business operations.
Service Revenue from Local, Travel, and Goods Categories: Service revenue primarily represents the net commissions earned from selling goods or services on behalf of third-party merchants. Service revenue is reported on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. We also earn commissions when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications.
Product Revenue from Goods Category: We generate product revenue from our sales of first-party Goods inventory, which are direct sales of merchandise inventory. For product revenue transactions, we are the primary party responsible for providing the good to the customer, we have inventory risk and we have discretion in establishing prices. As such, product revenue is reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, is recognized when title passes to the customer upon delivery of the product. We have transitioned to a third-party marketplace in North America as of the end of 2020 and will begin to transition to a third-party marketplace in International in the second quarter 2021. Following the International transition, we expect our Goods category to primarily generate revenue on a net basis within service revenue.
GROUPON, the GROUPON logo and other GROUPON-formative marks are trademarks of Groupon, Inc. in the United States or other countries. This Annual Report on Form 10-K also includes other trademarks of Groupon and trademarks of other persons.
Our Strategy
In the third quarter 2020, we shifted our strategy and plan to prioritize expanding our Local inventory and modernizing our marketplace by improving the merchant and customer experiences. While both of these are important to building a successful marketplace, we believe the most critical of these is expanding Local inventory.
Our Categories
Local. Our Local category includes offerings from local and national merchants, and other revenue sources that are primarily generated through our relationships with local and national merchants, including advertising revenue. Our offerings comprise multiple subcategories of local experiences, including: things to do; beauty and wellness; and dining. In addition to local and national offerings, we give consumers the ability to access digital coupons from thousands of retailers through our coupons offering.
Goods. In our Goods category, we earn product revenue from transactions in which we sell merchandise inventory directly to customers, as well as service revenue from transactions in which third-party merchants sell products to customers through our marketplaces. When our transition to a third-party Goods marketplace is complete, we will primarily recognize Goods transaction revenue on a net basis within service revenue. Our Goods category currently offers merchandise across multiple product lines, including electronics, sporting goods, jewelry, toys, household items and apparel.
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

Distribution
Our customers access our online local commerce marketplaces through our mobile applications and our websites, which primarily consist of localized groupon.com sites in many countries. Our applications and mobile websites enable consumers to browse, purchase, manage and redeem deals on their mobile devices. For the year ended December 31, 2020, over 75% of our global transactions were completed on mobile devices.
We use a variety of marketing channels to direct customers to the offerings available through these marketplaces, as described in the Marketing section below.
Marketing
We primarily use marketing to acquire and retain customers and promote awareness of our marketplaces. In light of the impact of COVID-19 on our business in 2020, we significantly reduced marketing expense due to lower consumer demand and by shortening payback thresholds and delaying brand marketing investments. We would expect our marketing spend to increase as consumer demand recovers.
We use a variety of marketing channels to make customers aware of our offerings, including search engines, email and push notifications, affiliate channels, social and display advertising and offline marketing.
Search engines. Customers can access our offerings indirectly through third-party search engines. We use search engine optimization ("SEO") and search engine marketing ("SEM") to increase the visibility of our offerings in web search results.
Email and push notifications. We communicate offerings through email and by push notifications to our customers based on their locations and personal preferences. A customer who interacts with an email or push notification is directed to our website or mobile application to learn more about the deal and to make a purchase.
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
Human Capital Management
As of December 31, 2020, we had employees consisting of the following:

	Sales	Corporate, Operational and Customer Support	Total Employees
North America	550	774	1,324
International	726	2,109	2,835
Total	1,276	2,883	4,159
Our sales force consists of merchant sales representatives and sales support staff who acquire and build merchant relationships and provide ongoing consultative expertise. Other key operational functions include engineering, product, marketing, and editorial.

We believe attracting and retaining global talent is key to our success. Our Chief People Officer, together with our Chief Executive Officer and Chief Administrative Officer, are responsible for developing and executing our human capital strategy, with oversight of the Board and Board committees. This includes the recruitment, development, and retention of talent to support our operations and execute our strategy and the design of our employee compensation and benefit programs.
Key areas of our focus include:
Inclusion and Diversity. Inclusion and diversity is important to all aspects of our business, and particularly vital to attracting, developing and retaining employees from underrepresented groups. We believe that by building a global team of employees who have diverse experiences, backgrounds, skills and perspectives, we will be able to better support our employees, merchants and customers. We have established multiple internal diversity and inclusion resources that allow employees to engage on important issues. Some of these resources include business resource groups and resource action groups (Listen, Learn, Mobilize, and Support) that are focused on the Black Lives Matters movement. In addition to these resources, we invest in our mentoring and leadership programs as well as other events that are specifically focused on nurturing the professional development of our diverse employees, showcasing growth opportunities within Groupon, and providing them with unique tools and experiences they need to thrive at Groupon.
Workplace Culture and Values. To support talent development, we offer training and development programs supporting our ethics, workplace culture and managers. For example, we require our employees to complete unconscious bias training and Code of Conduct training. In addition, all managers must complete Respect In the Workplace Training. We also offer various other training programs to employees, such as, Change & Resilience, Managing Through Change, FS90 (leader habits and manager expectations for new leaders) and Authentic Allyship Workshops. We also encourage internal referrals and postings for open roles and partner with organizations in order to proactively recruit more candidates from diverse backgrounds.
Social Responsibility. Social responsibility is important at Groupon, and we empower our employees to volunteer and participate in the communities in which we operate and live. We believe thriving local communities are good for everyone. Further, our efforts in this area support the success of our core Local business. We provide numerous opportunities for our employees to volunteer with causes they care about throughout the year and support local communities through our platform and community development efforts.
In 2020, our business was significantly impacted by COVID-19. We implemented changes in our workforce and how we work in response to the pandemic. For example, we instituted a remote work plan and most of our employees have been working remotely since early 2020. We continue to evaluate our return to office plans, with the health and safety of our employees being a primary consideration. In addition, in response to the COVID-19 pandemic, in 2020, our Board approved a multi-phase restructuring plan that includes the termination and furlough of employees. See Item 8, Note 16, Restructuring and Related Charges, for additional information.
Technology
Our websites are hosted at two U.S. data centers in California and at an international data center in Ireland. Our data centers host our public-facing websites and applications, as well as our back-end business intelligence systems. We employ security practices to protect and maintain the systems located at our data centers. We are migrating our public-facing websites and applications and our back-end business intelligence systems to the cloud. We have invested in intrusion and anomaly detection tools to try to recognize intrusions to our websites. We engage independent third-party Internet security firms to regularly test the security of our websites and identify vulnerabilities. In financial transactions with customers conducted on our websites and mobile applications, we use data encryption protocols to secure information while in transit. See Risk Factors for additional information relating to potential cyber threats.
Competition
Our customers and merchants are at the center of our two-sided marketplace. The quality and stability of both our customers and merchants are key to our business model. We face competition on both sides of our marketplace.

We compete with other marketplaces, and some of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources. In addition, we compete with companies who address only specific verticals in the local experiences market, and in some categories, such as Goods and Travel, companies who have greater scale and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer trends. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than we do.
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
Seasonality
Historically, we experienced seasonal buying patterns mirroring that of the larger consumer retail and e-commerce markets, where demand increases during the fourth quarter holiday season. That seasonal pattern was less pronounced in 2020 due to the impacts of COVID-19 on our business.
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
We are subject to a variety of federal, state and international laws and regulations governing consumer data. The General Data Protection Regulation ("GDPR"), which was adopted by the European Union and became effective in May 2018, and the California Consumer Privacy Act (“CCPA”) which became effective January 1, 2020, require companies to satisfy specific requirements regarding the handling of personal and sensitive data, including its collection, use, protection and the ability of persons whose data is stored to, among other things, access and/or delete such data about themselves. Our ongoing efforts to comply with the GDPR, CCPA and other relevant privacy and data protection laws and regulations, have required updates to certain business practices and systems. Non-

compliance with any privacy and data protection laws and regulations could result in significant monetary fines. For instance, non-compliance with the GDPR could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenue. We continue to monitor developments in laws and regulations relating to privacy and consumer data, and we expect these evolving laws and regulations will continue to impact our business in the future.
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
Information About Our Executive Officers
The following table sets forth information about our executive officers:

Name	Age	Position

Aaron Cooper	45	Interim Chief Executive Officer
Melissa Thomas	41	Chief Financial Officer
Dane Drobny	53	Chief Administrative Officer, General Counsel and Corporate Secretary
Aaron Cooper was appointed as our Interim Chief Executive Officer in March 2020. He previously served as the President of North America since July 2017, and various senior leadership positions from May 2010 to July 2017, including the Chief Marketing Officer, Head of Global Travel, head of the North America Goods category and head of the North America Local category. Prior to joining Groupon, Mr. Cooper served as Executive Vice President Marketing at optionsXpress from January 2009 to May 2010 and as Group Vice President, Online Marketing at

Orbitz Worldwide, Inc. from 2004 to 2009. Prior to Orbitz, Mr. Cooper held consulting roles at AEG Partners, AOL and Price Waterhouse Management Consultants.
Melissa Thomas was appointed as our Chief Financial Officer in February 2020. She previously served as our Interim Chief Financial Officer since August 2019, our Chief Accounting Officer and Treasurer since November 2018 and our Vice President of Commercial Finance since May 2017. Prior to joining Groupon, Ms. Thomas served as Vice President of Finance at Surgical Care Affiliates from June 2016 to May 2017. From August 2007 to May 2016, Ms. Thomas served in a variety of finance and accounting leadership roles at Orbitz Worldwide (NYSE: OWW), most recently as Vice President of Finance. Prior to Orbitz, Ms. Thomas held accounting positions at Equity Office Properties and began her career at PricewaterhouseCoopers.
Dane Drobny has served as our Chief Administrative Officer, General Counsel and Corporate Secretary since July 2014. Prior to joining Groupon, Mr. Drobny was Senior Vice President, General Counsel and Corporate Secretary at Sears Holdings Corporation (NASDAQ: SHLD) from May 2010 to June 2014. Prior to joining Sears Holdings, he spent 17 years at the international law firm of Winston & Strawn LLP, most recently as a partner.
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
Summary Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, prospects, financial condition, operating results and the trading price of our common stock. You should read this summary together with the more detailed description of each risk factor contained below.
Risks Related to Our Business, Operations and Strategy
•The COVID-19 pandemic has, and is expected to continue to, materially affect our business, financial condition and results of operations, and any future outbreaks of contagious diseases and other adverse public health developments could materially affect our business.
•Our strategy may be unsuccessful and may expose us to additional risks. If our strategy does not achieve its expected benefits, there could be negative impacts to our business, financial condition and results of operations.
•Our operating results may vary significantly from quarter to quarter.
•Our international operations are subject to varied and evolving commercial, employment and regulatory challenges, and our inability to adapt to the diverse and changing landscapes of our international markets may adversely affect our business.
•Our future success depends upon our ability to attract and retain high quality merchants and third-party business partners.
•If we fail to retain our existing customers or acquire new customers, our operating results and business will be harmed.
•We operate in a highly competitive industry with relatively low barriers to entry and must compete successfully in order to grow our business.
•Our success is dependent upon our ability to provide a superior mobile experience for our customers and our customers' continued ability to access our offerings through mobile devices.
•An increase in our refund rates or estimated liabilities with respect to unredeemed vouchers could adversely affect our financial results.
•The loss of key members of our management team, or our failure to attract and retain other highly qualified personnel in the future could harm our business.
•Failure to deal effectively with fraudulent transactions and customer disputes would increase our loss rate and harm our business.
•We are subject to payments-related risks.
Risks Related to Technology and Cybersecurity
•We rely on email, Internet search engines and mobile applications to drive traffic to our marketplace.
•We may be subject to breaches of our information technology systems, which could harm our relationships with our customers, merchants and third-party business partners, subject us to negative publicity and litigation, and cause substantial harm to our business or brand.
•Our business depends on our ability to maintain and improve the technology infrastructure necessary to send our emails and operate our websites, mobile applications and transaction processing systems, and any significant disruption in service on our email network infrastructure, websites, mobile applications or transaction processing systems could result in a loss of customers or merchants.
•As we increase our reliance on cloud-based platforms to operate and deliver our products and services, any disruption or interference with these platforms could adversely affect our financial condition and results of operations.

Risks Related to Transactions and Investments

•Acquisitions, dispositions, joint ventures and strategic investments could result in operating difficulties, dilution and other consequences.
•We do not have the ability to exert control over our minority investments, and therefore we are dependent on others in order to realize their potential benefits.
Risks Related to Our Brand and Intellectual Property
•We allow third parties to sell products via our site and services and purchase and sell some products from indirect suppliers, which increase our risk of litigation and other losses.
•We may be subject to substantial liability claims and damage to our brand and reputation if people or property are harmed by the products or services offered through our marketplace.
•We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.
•Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of customers and merchants could be impaired and our business and operating results could be harmed.
Risks Related to Legal, Regulatory, Privacy and Tax Matters
•We are involved in pending litigation and other claims and an adverse resolution of such matters may adversely affect our business, financial condition, results of operations and cash flows.
•The application of certain laws and regulations, including, among other laws, the CARD Act and similar state and foreign laws, may harm our business and results of operations.
•If we are required to materially increase the liability recorded in our financial statements with respect to unredeemed vouchers our results of operations could be materially and adversely affected.
•Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.
•Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.
•Misclassification or reclassification of our independent contractors or employees could increase our costs and adversely impact our business.
•We may suffer liability as a result of information or content retrieved from or transmitted over the Internet and claims related to our service offerings.
•We may have exposure to greater than anticipated tax liabilities.
•The adoption of tax reform policies, including the enactment of legislation or regulations implementing changes in the tax treatment of companies engaged in Internet commerce or the U.S. taxation of international business activities could materially affect our financial position and results of operations.
•Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include Groupon vouchers or other offerings.
•State and foreign laws regulating money transmission could be expanded to include Groupon vouchers or other Groupon products or services.
Risks Related to Our Capital Structure
•Our access to capital and ability to raise capital in the future may be limited, which could prevent us from growing, and our existing credit agreement could restrict our business activities.
•We may not have the ability to use cash to settle the principal amount of our 3.25% convertible notes due 2022 (the "Notes") upon conversion or to repurchase the Notes upon a fundamental change, which could result in dilution and could adversely affect our financial condition.
•The terms of the Notes could delay or prevent an attempt to take over our Company.
Risks Related to Ownership of Our Common Stock
•The trading price of our common stock is highly volatile.
•If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.
•We do not intend to pay dividends for the foreseeable future.
•Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.
•The convertible note hedge and warrant transactions may affect the value of our common stock.
Risks Related to Our Business, Operations and Strategy

COVID-19 pandemic has, and is expected to continue to, materially affect our business, financial condition and results of operations, and any future outbreaks of contagious diseases and other adverse public health developments could materially affect our business.
The COVID-19 pandemic has had a material impact on our business and results of operations. COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement and gathering of people in the United States and abroad. Our business has been adversely affected in jurisdictions that have imposed mandatory closures of our merchants, sought voluntary closures or imposed restrictions on operations of our merchants and activities of consumers, and the continued implementation of such measures may further adversely affect our business. Even if such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business. Further, the timing of global vaccination distribution and administration and the long-term effectiveness of any vaccines against COVID-19 and any variants is not certain. The outbreak and the preventive or protective actions that governments or our merchants and consumers have taken and may take in the future in response to COVID-19 has resulted, and may continue to result, in a period of business disruption, reduced voucher and travel sales and increased refunds. Further, any future outbreaks of contagious diseases and other adverse public health developments could materially affect our business.
Such risks could also adversely affect consumers’ financial condition, resulting in reduced spending on our offerings and increased refunds, even after restrictions to everyday activities are lifted. COVID-19 may also adversely affect our ability to implement our strategy to focus on growing our local marketplace.
The cost-saving actions, remote working environment, and other actions we have taken to attempt to address and mitigate the effects of COVID-19 on our business may lead to disruptions in our business, inability to grow and evolve our brand, reduced employee morale, engagement and productivity, increased attrition, problems retaining existing and recruiting future employees, limited resources to complete projects efficiently, and increased workload for employees all of which could negatively impact our business, results of operations, financial condition and create risks to the effectiveness of our internal controls. Such disruption also could negatively impact our ability to realize the full benefits of our strategy.
These and other potential impacts of COVID-19 have and are expected to continue to adversely affect our business, financial condition and results of operations. The ultimate extent of the impact of COVID-19 (or any epidemic, pandemic or other health crisis) will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, emerging virus variants and the actions taken to contain COVID-19 and address its impact.
The potential effects of COVID-19 also could intensify or otherwise affect many of our other risk factors that are included in this Annual Report, including, but not limited to, risks related to the execution of our strategy, customer and merchant acquisition and retention, macroeconomic factors beyond our control, risks of doing business outside of the United States and risks related to our indebtedness. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in this Annual Report are uncertain.
Furthermore, because the COVID-19 pandemic did not impact our results until late in the first quarter of 2020, such impact may not be directly comparable to any historical period and is not necessarily indicative of any future impact that the COVID-19 pandemic may have on our results for subsequent periods. See Item 8, Note 3, COVID-19 Pandemic, for more information.
Our strategy may be unsuccessful and may expose us to additional risks. If our strategy does not achieve its expected benefits, there could be negative impacts to our business, financial condition and results of operations.
We are implementing a strategy to grow our local experiences marketplace and return the Company to growth. We intend to execute our strategy by focusing on our priorities: (i) expanding inventory and (ii) modernizing our marketplace by improving the merchant and customer experiences.
There are no assurances that our actions will be successful in building out a local experiences marketplace and returning the Company to growth. Our efforts to execute our strategy may prove more difficult than we currently anticipate. Further, we may not succeed in realizing the benefits of these efforts on our anticipated timeline or at all.

In addition, as we implement our strategy, COVID-19 related volatility and its impact on our merchants and customers may make it more difficult to quickly test, learn and scale different initiatives relating to expanding inventory or improving the merchant and customer experiences. Further, the data we obtain during the period impacted by COVID-19 may not ultimately be indicative of merchant and customer preferences or behavior in the future. Even if fully implemented, our strategy may not result in a return to growth or the other anticipated benefits to our business, financial condition and results of operations. If we are unable to effectively execute our strategy and realize its anticipated benefits, it could negatively impact our business, financial condition and results of operations.
Our operating results may vary significantly from quarter to quarter.
Our operating results may vary significantly from quarter to quarter due to the rapidly evolving nature of our business and other reasons, including seasonality. We believe that our ability to achieve and maintain revenue growth and profitability will depend, among other factors, on our ability to:
•recover from the impact of COVID-19;
•acquire new customers, retain existing customers and increase customer purchase frequency;
•attract and retain high-quality merchants;
•effectively address and respond to challenges in international markets;
•increase the variety, quality, density and relevance of supply, including through third party business partners and technology integrations;
•deliver a modern customer and merchant experience on our website and mobile applications;
•successfully transition our Goods category to a third party marketplace model, including implementing necessary technology and operational changes related to the transition;
•increase booking capabilities;
•increase the awareness of, and evolve, our brand to a local experiences marketplace;
•continue to reduce costs and improve SG&A leverage, including through the execution of our restructuring plan;
•successfully achieve the anticipated benefits of business combinations or acquisitions, strategic investments, divestitures and restructuring activities;
•provide a superior customer service experience for our customers;
•avoid interruptions to our services, including as a result of attempted or successful cybersecurity attacks or breaches;
•respond to continuous changes in consumer and merchant use of technology;
•optimize and diversify our traffic channels;
•react to challenges from existing and new competitors;
•respond to seasonal changes in supply and demand; and
•address challenges from existing and new laws and regulations.
In addition, our margins and profitability may depend on our inventory mix, geographic revenue mix, discount rates mix, transition of the Goods category to a third-party marketplace model and merchant and third-party business partner pricing terms. Accordingly, our operating results and profitability may vary significantly from quarter to quarter.

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
Our international operations require management attention and resources and also require us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. Our international operations are subject to numerous risks, including the following:
•our ability to maintain merchant and customer satisfaction such that our marketplace will continue to attract high quality merchants;
•our ability to successfully respond to macroeconomic challenges, including the impact of COVID-19 and the ability to optimize our supply to take into account consumer preferences at a particular point in time;
•political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, labor unrest, violence and outbreaks of war and pandemics or other disease outbreaks);
•currency exchange rate fluctuations;
•strong local competitors, who may better understand the local market and/or have greater resources in the local market;
•different regulatory or other legal requirements (including potential fines and penalties that may be imposed for failure to comply with those requirements), such as regulation of gift cards and coupon terms, Internet services, professional selling, distance selling, bulk emailing, privacy and data protection (including GDPR), cybersecurity, business licenses and certifications, taxation (including the European Union's voucher directive, digital service tax and similar regulations), consumer protection laws including those restricting the types of services we may offer (e.g., medical-related services), banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, cause unanticipated compliance expenses or limit our ability to enforce contractual obligations;
•our ability to use a common technology platform in our North America and International segments to operate our business without significant business interruptions or delays;
•difficulties in integrating with local payment providers, including banks, credit and debit card networks and electronic funds transfer systems;
•the ability to quickly and effectively consult and negotiate with our international workers' councils and trade unions on various matters including restructuring actions, strategic decisions and other business critical matters, which could result in the delay of executing key actions or product delivery and increase costs;
•the local legal restrictions relating to employment terminations and staffing due to COVID-19 which impacts our ability to complete our restructuring actions;
•difficulty in staffing, developing and managing foreign operations, including through centralized shared service centers, as a result of distance, language barriers and cultural differences;
•seasonal reductions in business activity;
•expenses associated with localizing our products; and
•differing intellectual property laws.
We are subject to complex laws and regulations that apply to our international operations, such as data privacy and protection requirements, including GDPR, the Foreign Corrupt Practices Act, the UK Anti-Bribery Act and similar local laws prohibiting certain payments to government officials, banking and payment processing regulations and anti-competition regulations, among others. The cost of complying with these various, and sometimes conflicting, laws and regulations is substantial. We have implemented and continue to implement policies and procedures to ensure compliance with these laws and regulations, however, we cannot ensure that our employees, contractors, or agents will not violate our policies. Changing laws, regulations and enforcement actions in the United States and throughout the world could harm our business. If commercial and regulatory constraints in our international markets restrict our ability to conduct our operations or execute our strategic plan, our business may be adversely affected.

In addition, we are subject to risks associated with Brexit, given our operations in the United Kingdom and the European Union. Our operations and that of our merchants are highly integrated across the United Kingdom and the European Union, and we are highly dependent on the free flow of labor and goods in those regions. The ongoing uncertainty concerning trade between the United Kingdom and European Union nations could negatively impact our merchant and customer relationships and financial performance. In addition, future developments in the laws and regulations applicable to our operations in the United Kingdom could vary from those applicable to our operations in other European Union nations and make it more difficult for us to operate and adversely affect our financial results.
Our future success depends upon our ability to attract and retain high quality merchants and third-party business partners.
We must continue to attract and retain high quality merchants in order to increase profitability. A key priority of our strategy is to increase inventory on our marketplace, which depends on our ability to attract and retain merchants and the increase volume and breadth of supply. We are also focused on improving the merchant experience on our platform, including improving tools available to merchants to help grow their businesses. Further, COVID-19 has negatively impacted many of our merchants and the ultimate effect on their businesses and any post-COVID recovery is uncertain. We may not be able to retain or re-acquire these merchants in the future. In addition, as we transition our Goods category to a third-party marketplace model, we may not be able to maintain vendor relationships on comparable payment terms, margins or at all. If we are not able to effectively attract and retain merchants, third party partners or vendors, it could adversely affect our business and results of operations.
In addition, in most instances, we do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. If merchants or third party partners decide that utilizing our services no longer provides an effective means of attracting new customers or selling their offerings, they may stop working with us or negotiate to pay us lower margins or fees. In addition, current or future competitors may accept lower margins, or negative margins, to secure offers that attract attention and acquire new customers. We also may experience attrition in our merchants resulting from several factors, including losses to competitors and merchant closures or merchant bankruptcies. If we are unable to attract and retain high quality merchants and third party partners in numbers sufficient to grow our business, or if merchants and third party partners are unwilling to offer products or services with compelling terms through our marketplace, our operating results may be adversely affected.
If we fail to retain our existing customers or acquire new customers, our operating results and business will be harmed.
We must continue to retain and acquire customers who make purchases on our platform in order to increase profitability. COVID-19 has negatively impacted our ability to attract and retain customers, and the timing of recovery and the pandemic's impact on long-term customer behavior is uncertain. Although we intend to focus on re-engaging and acquiring new customers as our business recovers from COVID-19, our efforts may not be successful. Further, as our customer base evolves, the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the loss of existing customers and the costs associated with acquiring and retaining customers and to maintain or increase our customers’ purchase frequency. If customers do not perceive our offerings to be attractive or if we fail to introduce new and more relevant deals or increase awareness and understanding of the offerings on our marketplace platform, we may not be able to retain or acquire customers at levels necessary to grow our business and profitability. In addition, changes to search engine algorithms or similar actions are not within our control and could adversely affect traffic to our websites and mobile applications. If we are unable to re-engage and acquire new customers in numbers sufficient to grow our business and offset the number of customers that have ceased to make purchases, or if new customers do not make purchases at expected levels, our profitability may decrease and our operating results may be adversely affected.
We operate in a highly competitive industry with relatively low barriers to entry and must compete successfully in order to grow our business.
Competition in our industry may increase in future periods. We compete against e-commerce sites that attempt to replicate our business model, companies that offer other types of advertising and promotional services to local businesses and companies who address only specific verticals in the local experiences market. In addition to such competitors, we may experience increased competition from other large businesses who offer deals similar to ours as an add-on to their core business. We also compete with other companies that offer digital coupons through their websites or mobile applications. Further, we compete against other e-commerce companies that serve niche markets and interests, including within the local experiences market. In some of our categories, such as Travel and Goods, we compete against much larger companies who have more resources and significantly greater scale. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.
We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:
•recovery from the impact of COVID-19 on our business;
•the size, composition and retention of our customer and merchant bases;
•density and quality of our inventory;
•delivery of a modern user experience for customers and modern experience and tools for merchants;
•mobile penetration;
•understanding local business trends;
•our ability to structure deals to generate positive return on investment for merchants;
•the timing and market acceptance of deals we offer, including the developments and enhancements to those deals offered by us or our competitors;
•our customer and merchant service and support efforts;
•selling and marketing efforts;
•ease of use, performance, price and reliability of services offered either by us or our competitors;
•our ability to improve customer purchase frequency and customer lifetime value;
•our ability to drive traffic to our marketplace;
•the number, quality and reliability of the digital coupons that can be accessed through our platform;
•the quality and performance of our merchants;
•our ability to cost-effectively manage our operations; and
•our reputation and brand strength relative to our competitors.
Some of our competitors have longer operating histories, greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. Further, COVID-19 may not have had a comparable impact on these competitors' businesses. In addition, our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer and/or merchant bases or generate revenue from their customer bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could attract customers away from our websites and mobile applications, reduce our market share and adversely impact our gross profit. In addition, we are dependent on some of our existing or potential competitors for display advertisements and other marketing initiatives to acquire new customers. Our ability to utilize their platforms to acquire new customers may be adversely affected if they choose to compete more directly with us or prevent us from using their services.
Our success is dependent upon our ability to provide a superior mobile experience for our customers and our customers' continued ability to access our offerings through mobile devices.
In the year ended December 31, 2020, over 75% of our global transactions were completed on mobile devices. While the focus on mobile is key to our long-term strategy, currently average purchase prices and conversion rates on mobile tend to be significantly lower than desktop. In order to continue to grow our mobile transactions and improve mobile conversion rates, it is critical that our applications are compatible with a range of mobile technologies, systems, networks and standards and that we provide a good, modern customer experience. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices, we are not successful in increasing mobile conversion rates or if we fail to develop applications and product enhancements with adequate functionality and a positive customer experience on a wide range of mobile devices. In addition, the success of our mobile application depends on our continued ability to distribute it through mobile application marketplaces (e.g., an app store).
An increase in our refund rates or estimated liabilities with respect to unredeemed vouchers could adversely affect our financial results.
COVID-19 has had a significant impact on refunds. A further downturn in general economic conditions or extended period of low consumer confidence (including the continued impact of and recovery from COVID-19) could also increase our refund rates. An increase in our refund rates could significantly reduce our liquidity, profitability and financial results. We estimate future refunds based on historical refund experience by category. We assess the trends that could affect our estimates on an ongoing basis and make adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to our refund policies or general economic conditions, may cause future refunds to differ from our initial estimates. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate. If our refund reserves are not adequate to cover future refund claims, this inadequacy could have a material adverse effect on our financial results. In addition, we may not be able to obtain reimbursement from merchants (particularly those negatively impacted by COVID-19) for refunds that we issue, which could have an adverse effect on our financial results.
In recent periods, we have increased our use of redemption payment terms with our North America merchants. In addition, we are required under the applicable revenue recognition standard to estimate variable consideration from unredeemed vouchers. As a result, a greater percentage of our transactions in North America than in prior periods will require us to use projections in order to estimate revenue and liabilities associated with unredeemed vouchers. If the estimates that we use in projecting the likelihood of vouchers being redeemed prove to be inaccurate, our liabilities with respect to unredeemed vouchers may be materially higher than the amounts shown in our financial statements, and our net income could be materially and adversely affected.
The loss of key members of our management team, or our failure to attract and retain other highly qualified personnel in the future could harm our business.
In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical and sales positions. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to our success, and competition for experienced and well qualified executives and employees can be intense. In 2020, we experienced significant leadership changes, including appointing a new Interim Chief Executive Officer, a new Chief Financial Officer and the departure of our Chief Operating Officer. Executive leadership transitions can be difficult to manage and could cause disruption to our business. Further, disruption in our business due to COVID-19, the execution of our restructuring plan and implementation of our strategy, including phase down and transition of our Goods category, may make it more difficult to attract and retain talent. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. We currently utilize restricted stock units and performance share units as our forms of share-based incentive compensation. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened. The failure to successfully hire and retain executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.
Failure to deal effectively with fraudulent transactions and customer disputes would increase our loss rate and harm our business.
We sell a variety of offerings to consumers through our marketplace, including our vouchers and digital coupon offerings with unique identifier codes. It is possible that consumers or other third parties will seek to create counterfeit vouchers or codes, fraudulent accounts or fraudulent banking information in order to improperly purchase or redeem goods and services. While we use advanced anti-fraud technologies, criminals may attempt to circumvent our anti-fraud systems using increasingly sophisticated methods. In addition, our service could be subject to employee fraud or other internal security breaches or merchant fraud, and we may be required to reimburse customers or merchants for any funds stolen or revenue lost as a result of such breaches. If merchants are affected by buyer fraud or other types of fraud, they could also request reimbursement, or stop offering goods or services on our marketplaces.
Although we have not incurred significant losses from fraud or counterfeit vouchers or digital codes in the past, we could incur significant losses from such activities in future periods. Additionally, we may incur losses from claims that the customer did not authorize a purchase, from credit card fraud, from merchant fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. We also may incur losses as a result of purchases made with fraudulent credit card information, even if the associated financial institution approved payment of the transaction. In addition to the direct costs of any such losses, if the losses are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. If we were unable to accept credit cards for payment, we would suffer substantial reductions in revenue, which would cause our business to suffer. While we have taken measures to detect and reduce the risk of fraud, these measures need continual improvement and may not be effective against new and continually evolving forms of fraud and may not timely detect fraud. If we are unable to effectively combat fraudulent transactions or if we otherwise experience increased levels of fraud or disputed credit card payments, our business could materially suffer.
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
Risks Related to Technology and Cybersecurity
We rely on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace.
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
In operating a global online business, we and our third-party service providers maintain significant proprietary information and manage large amounts of personal data and confidential information about our employees, customers and merchants. We and such service providers are at constant risk of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources). These types of incidents continue to be prevalent and pervasive across industries, including in our industry, and such attacks on our systems have occurred in the past and are expected to occur in the future. In addition, we expect the sophistication of the perpetrators of these attacks to continue to expand and could include nation-state actors. Further, we believe that we are a compelling target for such attacks as a result of the high profile of our brand and the amount and type of information we maintain relating to our customers and merchants. Any such incident could lead to interruptions, delays or website outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information.
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
Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale, the large number of transactions that we process, our geographic footprint and international presence, the complexity of our systems, our number of employees, the jurisdictions in which we operate and the various and evolving laws and regulatory schemes governing data and data protection applicable to us, the extent to which our current systems, controls, processes and practices permit us to detect, log and monitor security events, our use of cloud based technologies and the outsourcing of some of our business operations.

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
We maintain a cybersecurity risk management program that is overseen by our Vice President, Information Security, who reports directly to our Chief Technology Officer. Our Vice President, Information Security regularly reports to the Audit Committee on the state of our cybersecurity program and provides updates on cybersecurity matters. We also conduct an annual cybersecurity review with our Board of Directors. As part of our cybersecurity risk management program, we employ security practices to protect and maintain the systems located at our data centers and hosting providers, invest in intrusion, anomaly, and vulnerability detection tools and engage third-party security firms to test the security of our websites and systems. In addition, we regularly evaluate and assess our systems and the controls, processes and practices to protect those systems and also conduct penetration testing against our own system. The evaluations, assessments and testing identify areas of potential weakness in, and suggested improvements to, the maturity of our systems, processes, and risk management framework as well as vulnerabilities in those systems, processes, and risk management framework that could be attacked and exploited to access and acquire proprietary and confidential information, including information about our customers and merchants. There are no assurances that our cybersecurity risk mitigation program or actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the impact of any cyber intrusion. In addition, in the future we may be required to expend significant additional resources to modify or enhance our protective measures, controls and systems or to improve the maturity of our systems, processes and risk management framework, or investigate or remediate any information security vulnerabilities. These improvements, modifications and enhancements may take significant time to implement. Further, the sophistication of potential attacks or the capabilities of our systems and processes may not permit us to detect the occurrence of cyber incidents until significant data loss has occurred. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or impact these problems may have on us. Any actual breach, the perceived threat of a breach or a perceived breach, could cause our customers, merchants and payment card processors to cease doing business with us or do business with us less frequently, subject us to lawsuits (including claims for damages), investigations, regulatory fines or other action or liability or damage to our brand and reputation, which would harm our business, financial condition and results of operations.
Our business depends on our ability to maintain and improve the technology infrastructure necessary to send our emails and operate our websites, mobile applications and transaction processing systems, and any significant disruption in service on our email network infrastructure, websites, mobile applications or transaction processing systems could result in a loss of customers or merchants.
Customers access our marketplaces through our websites and mobile applications, as well as via emails that are often targeted by location, purchase history and personal preferences. Customers can also access our deal offerings indirectly through third-party search engines. Our reputation and ability to acquire, retain and serve our current and potential customers are dependent upon the reliable performance of our websites, mobile applications, email delivery and transaction processing systems and the underlying network infrastructure. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be prolonged and harmful to our business. If our websites or mobile applications are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not return as often in the future, or at all. We have spent and expect to continue to spend substantial amounts on data centers and equipment, cloud-based technology and related network infrastructure and services to handle the traffic on our websites and mobile applications and to help shorten the time of or prevent system interruptions. The operation of these systems is expensive and complex and could result in operational failures. While resiliency and redundancy are considerations in the design and operation of Groupon's systems, interruptions, delays or failures in these systems, whether due to earthquakes, adverse weather conditions, other natural disasters, power loss, computer viruses, cybersecurity attacks, physical break-ins, terrorism, errors in our software or otherwise, could be prolonged and could affect the security or availability of our websites and applications, and prevent our customers from accessing our services. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures or prolonged disruptions or delays in the availability of our systems, we could lose current and potential customers and merchants, which could harm our operating results and financial condition.
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
As we increase our reliance on cloud-based applications and platforms to operate and deliver our products and services, any disruption or interference with these platforms could adversely affect our financial condition and results of operations.
We rely on cloud-based applications and platforms for critical business functions. We also are migrating a significant portion of our computing infrastructure to third party hosted cloud-based computing platforms. If we are not able to complete this migration on our expected timeline, we could incur additional costs. Further, these migrations can be risky and may cause disruptions to the availability of our products due to service outages, downtime or other unforeseen issues that could increase our costs. We also may be subject to additional risk of cybersecurity breaches or other improper access to our data or confidential information during or following migrations to cloud-based computing platforms. In addition, cloud computing services may operate differently than anticipated when introduced or when new versions or enhancements are released. As we increase our reliance on cloud-based computing services, our exposure to damage from service interruptions may increase. In the event any such issues arise, it may be difficult for us to switch our operations from our primary cloud-based providers to alternative providers. Further, any such transition could involve significant time and expense and could negatively impact our ability to deliver our products and services, which could harm our financial condition and results of operations.
Risks Related to Transactions and Investments
Acquisitions, dispositions, joint ventures and strategic investments could result in operating difficulties, dilution and other consequences.
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
We currently hold non-controlling minority investments in entities and we may make additional strategic minority investments in the future. Such minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the investments. Other investors in these entities may have business goals and interests that are not aligned with ours, or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have a material adverse impact on our reputation, business, financial condition and results of operations.
If these entities seek additional financing, such financing transactions may result in further dilution of our ownership stakes and such transactions have and in the future may occur at lower valuations than the investment transactions through which we acquired such interests, which could significantly decrease the fair values of our investments in those entities. The lack of availability of financing on commercially reasonable terms or a decline in the business performance, financial condition and competitive environment of any of our minority investments could result in lower financial results or forecasted results, which also could significantly decrease the fair values of our investments in those entities. Further, we have made an irrevocable election to account for our investments in Monster LP and other entities at fair value with changes in fair value reported in earnings. Our election to apply fair value accounting to those investments has and may continue to cause fluctuations in our earnings from period to period.
Risks Related to Our Brand and Intellectual Property
We allow third parties to sell products via our site and services and purchase and sell some products from indirect suppliers, which increase our risk of litigation and other losses.
We allow third party merchants to sell products to our customers via our marketplace platform in North America, and we expect to fully transition our International Goods category to a third-party marketplace model in 2021. In International, we currently source some merchandise for sale in our Goods category from indirect suppliers and third-party distributors, and we take title to some goods before we offer them for sale to our customers. In addition, by allowing third parties to sell products on our platform and sourcing merchandise from parties other than the brand owners, we are subject to increased intellectual property and other risks, including that the merchandise may be of disputed authenticity, obtained or sourced outside of the rights holder's established distribution channels or damaged, which could result in potential liability under applicable laws, regulations, agreements and orders and increase the amount of returned merchandise or customer refunds. Further, we may be found to be directly liable for actions by third party merchants who sell goods on our site. In addition, brand owners or regulators may take legal action against us. Even if we prevail, any such legal action could result in costly litigation, generate adverse publicity for us, and have a material adverse impact on our business, financial condition, results of operations, brand and reputation. Further, in any such matter, we may not be entitled to indemnification from our supplier or merchant, or able to effectively enforce the supplier’s or merchant’s contractual indemnification obligations.
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
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the "Groupon" brand is critical to expanding our base of customers and merchants. In addition, maintaining and enhancing our brand may require us to make substantial additional investments over time and these investments may not be successful. Further, due to the impact of COVID-19, we significantly decreased our marketing spend in 2020 and delayed certain brand marketing investments, which could have an adverse impact on our business in the future. If we fail to promote, maintain and protect the "Groupon" brand, our business, operating results and financial condition may be adversely affected. We anticipate that, as the local experiences market becomes increasingly competitive, maintaining and enhancing our brand may become more difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to continue to provide reliable, trustworthy and high quality inventory on our marketplace, which we may not do successfully.

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
Risks Related to Legal, Regulatory, Privacy and Tax Matters
We are involved in pending litigation and other claims and an adverse resolution of such matters may adversely affect our business, financial condition, results of operations and cash flows.
We are involved from time to time in litigation regarding, among other matters, patent and other intellectual property claims, consumer claims, contract disputes with merchants and vendors, employment claims, and securities law claims. Litigation, dispute resolution proceedings and investigations can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits or claims could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional information, see Item 8, Note 12, Commitments and Contingencies, to the consolidated financial statements.
The COVID-19 pandemic may also result in additional litigation including disputes with merchants, customers, vendors, and others over refunds, payments, and contract terms. We may also be the target of tort or negligence claims relating to incidents, injuries or illnesses incurred by customers visiting merchants. Although we disclaim legal liability for such claims and advise all of our customers that the merchants are solely responsible to purchasers for the care and quality of the advertised goods and services, there is no assurance that a court would rule in our favor on such issues. We also hold indemnity rights with respect to merchants in relation to any such claims, but there is no assurance that merchants will be sufficiently capitalized to cover all incurred losses.
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

In addition, from time to time, we may be notified of additional laws, or developments in existing laws and regulations that governmental organizations or others may claim should be applicable to our business, or that otherwise affect our operations. If we are required to alter our business practices, or there are other market changes, as a result of any laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to, or otherwise reacting to, such legal or regulatory developments, and any related payments (including penalties, judgments, settlements or fees) could adversely impact our profitability. To the extent that we expand into new lines of business and new geographies, we will become subject to additional laws and regulations.
If we are required to materially increase the liability recorded in our financial statements with respect to unredeemed vouchers our results of operations could be materially and adversely affected.
In certain states and foreign jurisdictions, vouchers may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the full value or a portion of the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and record-keeping obligations. We do not remit any amounts relating to unredeemed vouchers based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to vouchers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our contractual relationship with customers and merchants. In recent periods, we increased our use of redemption payment terms with our North America merchants. The determinations we make with respect to variable consideration that we earn on those transactions may be subject to the laws described above. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to vouchers, our liabilities with respect to unredeemed vouchers, including any resulting penalties and interest, may be materially higher than the amounts shown in our financial statements which could have a material adverse impact on our results of operations.
Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, reference pricing, copyrights, distribution, communications, consumer protection, the provision of online payment services and the characteristics and quality of services. The application of existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy to the Internet is not clear as the vast majority of these laws were adopted prior to the advent of, and do not contemplate or address the unique issues raised by, the Internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor, or entirely block access to the content available on our websites, mobile applications, or marketing emails. Adverse legal or regulatory developments also could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our gross profit as anticipated.
Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, GDPR requires companies to satisfy requirements regarding the handling of personal and sensitive data, including its collection, use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. The CCPA also regulates the collection and use of consumers' data. Complying with the GDPR, CCPA and similar laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. Further, despite our diligent efforts to comply with these laws and regulations, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Noncompliance could result in proceedings against us by governmental entities or others and fines. For example, fines under GDPR could be up to the greater of €20 million or 4% of annual global revenue and damage our reputation and brand. As a result of GDPR, CCPA and similar laws and regulations,we may experience difficulty retaining or obtaining new customers due to the compliance cost, potential risk exposure and portability of customer data. We also may find it necessary to establish and maintain systems and procedures to comply with these evolving laws and regulations that involve substantial expense and distraction from other aspects of our business. Additionally, there could be uncertainty as to how to comply with privacy laws, in various jurisdictions such as country or state-specific laws that may conflict with or deviate from privacy directives, such as GDPR, CCPA or future laws and regulations.
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
In the United States, our workers are classified as either employees or independent contractors, and if employees, as either exempt from overtime or non-exempt (and therefore overtime eligible). United States regulatory authorities and private parties have recently asserted within several industries that some independent contractors should be classified as employees and that some exempt employees, including those in sales-related positions, should be classified as non-exempt based upon the applicable facts and circumstances and their interpretations of existing rules and regulations. If we are found to have misclassified employees as independent contractors or non-exempt employees as exempt, we could face penalties and have additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee overtime and benefits and tax withholdings. Legislative, judicial, or regulatory (including tax) authorities could also introduce proposals or assert interpretations of existing rules and regulations that would change the classification of a significant number of independent contractors doing business with us from independent contractor to employee and a significant number of exempt employees to non-exempt. A reclassification in either case could result in a significant increase in employment-related costs such as wages, benefits and taxes as well as punitive damages in any related litigation. The costs associated with employee classification, including any related regulatory action or litigation, could have a material adverse effect on our results of operations and our financial position.
We may suffer liability as a result of information or content retrieved from or transmitted over the Internet and claims related to our service offerings.
We may be, and in certain cases have been, sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust reference pricing or other legal claims relating to information or content that is published or made available on our websites or service offerings we make available (including provision of an application programming interface platform for third parties to access our website, mobile device services and geolocation applications). This risk is enhanced in certain jurisdictions outside the United States, where our liability for such third-party actions may be less clear. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occurs, our business could be materially and adversely affected.

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
We are subject to income taxes in the United States (federal, state, and local) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations.
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
We also are subject to regular review and audit by both U.S. (federal, state. local) and foreign tax authorities. In particular, we currently are, and expect to continue to be, subject to numerous federal, state and international tax audits relating to income, transfer pricing, sales, VAT and other tax liabilities. Some of these pending and future audits could involve significant liabilities and/or penalties. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $126.4 million (inclusive of estimated incremental interest from the original assessment). We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. See Item 8, Note 17, Income Taxes, for additional information. Any adverse outcome of such a review or audit could have a significant negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
The adoption of tax reform policies, including the enactment of legislation or regulations implementing changes in the tax treatment of companies engaged in Internet commerce and U.S. taxation could materially affect our financial position and results of operations.
It is possible that various states or foreign countries may regulate our transmissions or levy additional sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce and marketplace operators, and new or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, obligations on online marketplaces and remote sellers to collect sales taxes, VAT and similar taxes, including digital service taxes, may result in liability for third party obligations and would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. For example, digital service taxes adopted by certain countries or similar regulations could adversely affect our financial results. New taxes or the enactment of new tax laws could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
On December 22, 2017, new legislation was signed into law that revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law contained significant changes to corporate taxation. As a result of recent changes in the US Administration, it is likely that further US federal tax law changes will be introduced. The details of proposed changes are still to be confirmed. While these changes will likely impact Groupon's worldwide effective tax rate, it is difficult to determine the extent of the impact until further details of the proposed changed are issued.
Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include Groupon vouchers or other offerings.
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value cards. Examples of anti-money laundering requirements imposed on financial institutions include subscriber identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the characteristics of Groupon vouchers and our role with respect to the distribution of Groupon vouchers to customers. For example, the Financial Crimes Enforcement Network ("FinCEN"), a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act (the "BSA"), has adopted regulations expanding the scope of the BSA and requirements for parties involved in stored value or prepaid access cards, including a proposed expansion of financial institutions to include sellers or issuers of prepaid access cards. While we believe Groupon vouchers are not subject to these regulations, it is possible that FinCEN or a court of law could consider Groupon vouchers (or other Groupon products) a financial product and thus deem Groupon to be subject to such laws and obligations as a financial institution. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could adversely impact our operating results.
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
Risks Related to Our Capital Structure
Our access to capital and ability to raise capital in the future may be limited, which could prevent us from growing, and our existing credit agreement could restrict our business activities.
We may need additional capital in the future and to seek additional financing or covenant relief. Any such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We have outstanding $250.0 million in aggregate principal amount of 3.25% convertible senior notes (the "Notes"). In addition, we are party to a $225.0 million amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, dated as of May 14, 2019, as amended (the "Amended Credit Agreement"), which matures in May 2024. In particular, the Notes (as defined below) mature in April 2022. If we don’t redeem or refinance the Notes at least 91 days prior to their maturity, the maturity date of our Amended Credit Agreement will spring forward to January 2022, subject to certain exceptions. We continue to evaluate our long-term capital structure.

The Amended Credit Agreement contains financial and other covenants that may restrict our business activities or our ability to execute our strategic objectives. Due to the impact of COVID-19 on our business, we entered into an amendment to the Amended Credit Agreement in July 2020 to provide, among other things, covenant relief through the first quarter of 2021, and we may need to seek additional relief in the future depending on the timing and volatility of the recovery of our business from COVID-19. Failure to comply with the covenants contained in our Amended Credit Agreement (if not waived or further amended) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Amended Credit Agreement. Further, acceleration of indebtedness under the Amended Credit Agreement could result in an event of default under the indenture (the "Indenture") governing our 3.25% convertible notes (the "Notes"). Any termination of our ability to borrow or event of default under our Amended Credit Agreement would have a material adverse impact on our liquidity.
Additionally, other general economic conditions and our future operating performance, could ultimately limit our access to funding under our Amended Credit Agreement. Furthermore, additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants that could further restrict our business activities or our ability to execute our strategic objectives and could reduce our profitability. If we cannot access the full capacity of our credit facility or raise or borrow funds on acceptable terms or at all, it could adversely affect our liquidity, and we may not be able to grow our business or respond to competitive pressures.
We may not have the ability to use cash to settle the principal amount of our Notes upon conversion or to repurchase the Notes upon a fundamental change, which could result in dilution and could adversely affect our financial condition.
The Notes are convertible any time prior to their maturity on April 1, 2022 into cash, stock or a combination of cash and stock at an initial conversion rate set forth in the Indenture. Notes that are converted in connection with a make-whole fundamental change (as defined in the Indenture) may be entitled to an increase in the conversation rate for such Notes. Upon a conversion event, if we do not have adequate cash available or cannot obtain additional financing, or our use of cash is restricted by applicable law, regulations or agreements governing our current or future indebtedness, we may not be able to use cash to settle the principal amount of the Notes upon conversion. If we settle any portion of the principal amount of the Notes upon conversion in stock, it will result in immediate dilution to the ownership interests of existing stockholders and such dilution could be material.
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
The trading price of our common stock has fluctuated significantly since our initial listing on NASDAQ. We expect that the trading price of our stock will continue to be volatile due to variations in our operating results and also may change in response to other factors, including factors specific to technology and Internet commerce companies, many of which are beyond our control. Among the factors that could affect our stock price are:
•our financial results;

•any financial projections that we provide to the public, any changes in these projections or our failure for any reason to meet these projections or projections made by research analysts;
•the number of shares of our common stock that are available for sale;
•the relative success of competitive products or services;
•the public's response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation;
•the impact of COVID-19 on our business;
•speculation about our business in the press or the investment community;
•future sales of our common stock by our significant stockholders, officers and directors;
•announcements about our share repurchase program and purchases under the program;
•changes in our capital structure, such as any refinancing or future issuances of debt or equity securities;
•our entry into new markets or exits from existing markets;
•regulatory developments;
•strategic acquisitions, joint ventures or restructurings announced or consummated by us or our competitors;
•strategic dispositions of businesses or other assets announced or consummated by us;
•our ability to execute our strategy; and
•changes in accounting principles.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•Our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors.
•Special meetings of our stockholders may be called only by our Chairman of the Board of Directors, our Chief Executive Officer, our Board of Directors or holders of not less than the majority of our issued and outstanding common stock. This limits the ability of minority stockholders to take certain actions without an annual meeting of stockholders.
•Our stockholders may not act by written consent unless the action to be effected and the taking of such action by written consent is approved in advance by our Board of Directors. As a result, a holder, or holders, controlling a majority of our common stock would generally not be able to take certain actions without holding a stockholders' meeting.
•Our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.
•Stockholders must provide timely notice to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at an annual meeting of stockholders. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of our company.
•Our Board of Directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2020, we owned no property and leased approximately 871,000 square feet of space. Our corporate headquarters and principal executive offices are located in Chicago, Illinois. Other properties are located throughout the world and largely represent local operating facilities. We believe that our properties are in good condition and meet the needs of our business, and that suitable additional or alternative space will be available as needed to accommodate our business operations and future growth.

Description of Use	Segment	Leased Square Feet
Corporate offices	North America	494,000 (1)
Corporate offices	International	348,000

Data centers	North America	20,000
Data centers	International	9,000
(1)Includes approximately 113,000 square feet of space subleased to third parties. See Item 8, Note 11, Leases for more information.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Item 8, Note 12, Commitments and Contingencies, to the consolidated financial statements of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been listed on the NASDAQ Global Select Market under the symbol "GRPN" since November 4, 2011.
Reverse Stock Split
In June 2020, we effectuated a reverse stock split of our shares of common stock at a ratio of 1-for-20 and a corresponding reduction in the number of authorized shares of our common stock. On the effective date, every 20 shares of issued and outstanding common stock were combined and converted into one issued and outstanding share of common stock. The number of authorized shares of Common Stock was reduced proportionately. Fractional shares were cancelled and stockholders received cash in lieu thereof and the par value per share of common stock remains unchanged. A proportionate adjustment was also made to the maximum number of shares of common stock issuable under the Groupon, Inc. Stock Plans (the "Plans"), and the Groupon, Inc. 2012 Employee Stock Purchase Plan, as amended ("ESPP").
As a result, the number of shares and income (loss) per share disclosed throughout this Annual Report on Form 10-K have been retrospectively adjusted to reflect the reverse stock split.
Holders
As of February 22, 2021, there were 104 holders of record of our common stock. Each holder of our common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders.
Recent Sales of Unregistered Securities
During the year ended December 31, 2020, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the year ended December 31, 2020, we did not purchase any shares under the repurchase program. As of December 31, 2020, up to $245.0 million of common stock remained available for purchase under our program.The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when we might otherwise be precluded from doing so. See Item 8, Note 13, Stockholders' Equity, for information regarding our share repurchase program.
Since the inception of our share repurchase programs in August 2013 through December 31, 2020, we have repurchased 10,294,117 shares of our common stock (or Class A common stock prior to the conversion of our Class A common stock and Class B common stock to a single class of common stock on October 31, 2016) for an aggregate purchase price of $922.7 million (including fees and commissions).

The following table provides information about purchases of shares of our common stock during the three months ended December 31, 2020 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 1-31, 2020	8,458	$20.81	—	—
November 1-30, 2020	3,652	26.83	—	—
December 1-31, 2020	13,715	39.45	—	—
Total	25,825	$31.56	—	—
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
The graph set forth below compares the cumulative total return on our common stock (or Class A common stock prior to the conversion of our Class A common stock and Class B common stock to a single class of common stock on October 31, 2016) with the cumulative total return of the Nasdaq Composite Index and the Nasdaq 100 Index, resulting from an initial investment of $100 in each and assuming the reinvestment of any dividends, based on closing prices on the last trading day of each year end period for 2016, 2017, 2018, 2019, and 2020.

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

	Year Ended December 31,
	2020	2019	2018	2017 (4)	2016 (4)
Consolidated Statements of Operations Data (1):	(in thousands, except share and per share amounts)
Revenue:
Service	$643,653	$1,126,357	$1,205,487	$1,266,452	$1,206,441
Product	773,215	1,092,558	1,431,259	1,577,425	1,807,174
Total revenue	1,416,868	2,218,915	2,636,746	2,843,877	3,013,615
Cost of revenue:
Service	79,296	114,462	120,077	160,810	150,031
Product	660,278	918,324	1,196,068	1,349,206	1,582,931
Total cost of revenue	739,574	1,032,786	1,316,145	1,510,016	1,732,962
Gross profit	677,294	1,186,129	1,320,601	1,333,861	1,280,653
Operating expenses:
Marketing	154,534	339,355	395,737	400,918	352,175
Selling, general and administrative (2)	603,185	806,945	870,961	901,829	999,677
Goodwill Impairment	109,486	—	—	—	—
Long-lived asset impairment	22,351	—	—	—	—
Restructuring charges	64,836	31	(136)	18,828	40,438
Gain on sale of intangible assets	—	—	—	(17,149)	—
Gains on business dispositions	—	—	—	—	(11,399)
Total operating expenses	954,392	1,146,331	1,266,562	1,304,426	1,380,891
Income (loss) from operations	(277,098)	39,798	54,039	29,435	(100,238)
Other income (expense), net	(16,968)	(53,329)	(53,008)	6,710	(71,289)
Income (loss) from continuing operations before provision (benefit) for income taxes	(294,066)	(13,531)	1,031	36,145	(171,527)
Provision (benefit) for income taxes	(7,504)	761	(957)	7,544	(5,318)
Income (loss) from continuing operations	(286,562)	(14,292)	1,988	28,601	(166,209)
Income (loss) from discontinued operations, net of tax	382	2,597	—	(1,974)	(17,114)
Net income (loss)	(286,180)	(11,695)	1,988	26,627	(183,323)
Net income attributable to noncontrolling interests	(1,751)	(10,682)	(13,067)	(12,587)	(11,264)
Net income (loss) attributable to Groupon, Inc.	$(287,931)	$(22,377)	$(11,079)	$14,040	$(194,587)

Basic net income (loss) per share (3) :
Continuing operations	$(10.08)	$(0.88)	$(0.39)	$0.57	$(6.16)
Discontinued operations	0.01	0.09	—	(0.07)	(0.59)
Basic net income (loss) per share	$(10.07)	$(0.79)	$(0.39)	$0.50	$(6.75)

Diluted net income (loss) per share (3) :
Continuing operations	$(10.08)	$(0.88)	$(0.39)	$0.56	$(6.16)
Discontinued operations	0.01	0.09	—	(0.07)	(0.59)
Diluted net income (loss) per share	$(10.07)	$(0.79)	$(0.39)	$0.49	$(6.75)

Weighted average number of shares outstanding (3)
Basic	28,604,115	28,370,417	28,325,555	27,968,353	28,817,712
Diluted	28,604,115	28,370,417	28,325,555	28,420,918	28,817,712
(1)The consolidated statements of operations data for prior years has been retrospectively adjusted to reflect discontinued operations. See Item 8, Note 4, Discontinued Operations, for additional information.
(2)Includes $0.7 million and $5.7 million of acquisition-related expenses for the years ended December 31, 2018 and 2016. See Item 8, Note 5, Business Combinations, for additional information.
(3)All share and per share information has been retroactively adjusted to reflect a reverse stock split. See Item 8, Note 13, Stockholders' Equity for additional information.
(4)On January 1, 2018, we adopted Topic 606 using the modified retrospective method. Beginning on January 1, 2018, results are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies.

	As of December 31,
	2020	2019	2018 (1)	2017 (1) (2)	2016 (1) (2)
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$850,587	$750,887	$841,021	$880,129	$862,977
Working capital (deficit)	(4,962)	66,366	41,455	(61,051)	(121,115)
Total assets	1,411,507	1,586,743	1,642,142	1,677,505	1,761,377
Total long-term liabilities	364,845	370,150	302,357	292,161	283,264
Total Groupon, Inc. Stockholders' Equity	107,675	393,936	381,248	250,973	264,420
(1)On January 1, 2019, we adopted Topic 842 using the modified retrospective transition method. Beginning on January 1, 2019 results are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies.
(2)On January 1, 2018, we adopted Topic 606 using the modified retrospective method. Beginning on January 1, 2018, results are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies.

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
Overview
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites, primarily localized groupon.com sites in many countries. We operate in two segments: North America and International and in three categories: Local, Goods and Travel. See Item 8, Note 21, Segment Information for additional information.
Currently, we generate product and service revenue from the following business operations.
Service Revenue from Local, Travel, and Goods Categories: Service revenue primarily represents the net commissions earned from selling goods or services on behalf of third-party merchants. Service revenue is reported on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. We also earn commissions when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications.
Product Revenue from Goods Category: We generate product revenue from our sales of first-party Goods inventory, which are direct sales of merchandise inventory. For product revenue transactions, we are the primary party responsible for providing the good to the customer, we have inventory risk and we have discretion in establishing prices. As such, product revenue is reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, is recognized when title passes to the customer upon delivery of the product. We have transitioned to a third-party marketplace in North America as of the end of 2020 and will begin to transition to a third-party marketplace in International in the second quarter 2021. Following the International transition, we expect our Goods category to primarily generate revenue on a net basis within service revenue.
In 2020, the COVID-19 pandemic has led to significant disruption in our business. See Strategy, Restructuring and Cost Reduction and Factors Affecting our Performance below, and Item 8, Note 3, COVID-19 Pandemic, for more information about the impacts of COVID-19 on our business.
Strategy
In February 2020, we announced a strategic plan to focus on our local experiences marketplace, which included exiting our Goods category. However, due to the significant disruption in our business due to the COVID-19 pandemic we continue to sell Goods on our platform. In the third quarter 2020, we announced an updated strategy and plan to prioritize expanding our Local inventory and modernizing our marketplace by improving the merchant and customer experiences. While both of these are important to building a successful marketplace, we believe the most critical of these is expanding Local inventory.
To validate our strategic priority of expanding Local inventory, early in the third quarter 2020 we launched a test in four markets in North America to determine if growing inventory would result in improved billings and units performance. To grow Local supply, we focused on leveraging three types of inventory: Deals with few restrictions, new, lower discount Offers, and Market Rate supply. At the conclusion of our test in December 2020, we determined that we reached our test goals and we intend to scale elements of our inventory strategy more broadly throughout our marketplace in 2021. We also intend to continue to make enhancements to the customer and merchant experiences in 2021.

Restructuring and Cost Reduction
During the year ended December 31, 2020 we took significant actions to improve our cash position and materially reduce our cost structure. In April 2020, the Board approved a multi-phase restructuring plan related to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business.
The first phase of our restructuring actions included an overall reduction of approximately 1,200 positions globally and the exit or discontinuation of the use of certain leases and other assets by the end of 2020. The majority of the first phase of workforce reductions and impairments of our right-of-use and other long-lived assets occurred during the second quarter 2020. In the third quarter 2020, we initiated the second phase of our restructuring plan, which included additional workforce reductions and the exit of our operations in New Zealand and Japan. We expect to incur total pre-tax charges of $75.0 million to $105.0 million in connection with our multi-phase restructuring plan through the end of 2021. Once fully implemented, we expect our multi-phase restructuring plan to result in $225.0 million in annualized cost savings. During the year ended December 31, 2020, we recorded $64.8 million in pre-tax charges in connection with our restructuring actions. See Item 8, Note 16, Restructuring and Related Charges, for more information.
In addition to the actions described above, we took several steps to reduce costs, preserve cash in the near-term and improve liquidity, including, but not limited to: furloughing staff; continuing to sell Goods on our platform instead of quickly exiting the category; reducing marketing expense by significantly shortening payback thresholds and delaying brand marketing investments; transitioning merchants to redemption payment terms, instead of fixed payment terms; implementing a hiring freeze; eliminating broad-based merit increases for employees; replacing cash compensation with equity compensation in 2020 for Board members; and amending our Credit Agreement to, among other things, provide covenant relief through the first quarter of 2021. See Liquidity and Capital Resources for further information.
How We Measure Our Business
We use several operating and financial metrics to assess the performance of our business and make decisions on where to allocate capital, time and technology investments. Certain of the financial metrics are reported in accordance with U.S. generally accepted accounting principles ("GAAP") and certain of those metrics are considered non-GAAP financial measures. As our business evolves, we may make changes to the key financial and operating metrics that we use to measure our business. For further information and reconciliations to the most applicable financial measures under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the Results of Operations section.
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
Our gross billings, units and TTM active customers for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Gross billings	$2,619,058	$4,613,531	$5,202,814
Units	99,219	150,879	172,305
TTM Active customers	29,577	43,620	48,159
Financial Metrics
•Revenue is currently earned through product and service revenue transactions. We earn service revenue from transactions in which we generate commissions by selling goods or services on behalf of third-party merchants. Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer for the offering less an agreed upon portion of the purchase price paid to the third-party merchant. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties. We generate product revenue from our sales of first-party Goods inventory. Our product revenue from these first-party transactions, which are direct sales of merchandise inventory, is the purchase price received from the customer. We have transitioned to a third-party marketplace in North America as of the end of 2020 and will begin to transition in International in the second quarter 2021. Following the International transition, we expect our Goods category to primarily generate revenue on a net basis within service revenue.
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
The following table presents the above financial metrics for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,416,868	$2,218,915	$2,636,746
Gross profit	677,294	1,186,129	1,320,601
Adjusted EBITDA	49,739	227,248	269,807
Free cash flow	(112,309)	3,955	121,160

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
•Restructuring and related charges represent severance and benefit costs for workforce reductions, impairments and other facilities-related costs and professional advisory fees. See Item 8, Note 16, Restructuring and Related Charges, for information about our restructuring plan.
Factors Affecting Our Performance
Impact of COVID-19. During the COVID-19 pandemic, various government restrictions and changes in consumer behavior have had a negative impact on our business, which relies on customers' purchases of local experiences, including events and activities, beauty and wellness, travel and dining. Recovery from the COVID-19 pandemic could be volatile and prolonged given the unprecedented and continuously evolving nature of the situation. We continue to monitor the impact of COVID-19 on our business. See Item 8, Note 3, COVID-19 Pandemic, for more information about the impacts of COVID-19 on our business and Item 1A, Risk Factors.
Attracting and retaining local merchants. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can generally withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketing and promotional services. Since the widespread economic impacts of COVID-19 began in March 2020, we are prioritizing opportunities to help drive demand for our merchants and highlighting offers that customers can enjoy right now. As we continue to navigate through the volatility of the COVID-19 recovery period, we intend to take a market-by-market approach to attracting and retaining local merchants.
Driving purchase frequency and re-engaging and retaining customers. In light of significant declines in consumer demand for local and travel services due to COVID-19, we must highlight offers that customers can enjoy right now in order to drive purchase frequency and retain customers. This includes surfacing the relevant Local inventory in each market depending on the government restrictions currently in place and continuing to leverage our Goods category in the near-term. We must also continue to improve the customer experience on our websites and mobile applications, launch innovative products that remove friction from the customer journey and drive awareness to our supply, and grow our high-quality, bookable inventory.
Increasing traffic to our websites and mobile applications. The traffic to our websites and mobile applications, including from consumers responding to our emails and search engine optimization ("SEO"), has declined in recent years, and we have experienced further declines in traffic due to the impacts of COVID-19. As such, we must focus on improving the effectiveness of our emails, as well as developing sources of traffic in addition to email and SEO and optimizing the efficiency of our marketing spend.

Results of Operations
North America
Operating Metrics
North America segment gross billings, units and TTM active customers for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands, except percentages):

	Year Ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Gross billings
Service gross billings:
Local	$1,038,542	$2,021,052	$2,161,192	(48.6)%	(6.5)%
Goods	167,617	95,855	113,863	74.9	(15.8)
Travel	86,551	306,012	352,247	(71.7)	(13.1)
Total service gross billings	1,292,710	2,422,919	2,627,302	(46.6)	(7.8)
Product gross billings - Goods	333,479	563,694	796,393	(40.8)	(29.2)
Total gross billings	$1,626,189	$2,986,613	$3,423,695	(45.6)	(12.8)

Units
Local	36,896	64,976	74,533	(43.2)%	(12.8)%
Goods	20,797	25,632	35,330	(18.9)	(27.4)
Travel	676	1,514	1,567	(55.4)	(3.4)
Total units	58,369	92,122	111,430	(36.6)	(17.3)

TTM Active customers	17,494	26,505	30,579	(34.0)%	(13.3)%
Comparison of the Years Ended December 31, 2020 and 2019:
For the year ended December 31, 2020 North America gross billings declined by $1,360.4 million, units declined by 33.8 million and TTM active customers declined by 9.0 million. These declines were primarily due to the significant decrease in consumer demand due to changes in consumer behavior and actions taken by governments to control the spread of COVID-19, including quarantines, travel restrictions, as well as business restrictions and shutdowns.
Comparison of the Years Ended December 31, 2019 and 2018:
For the year ended December 31, 2019, North America gross billings declined by $437.1 million, units declined by 19.3 million and active customers declined by 4.1 million. These declines were primarily due to the decline in traffic, including traffic from email and SEO, as well as our efforts to improve the efficiency of our marketing spend, which led to a decrease in the number of active customers.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the years ended December 31, 2020, 2019 and 2018 were as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Revenue
Service revenue:
Local	$432,183	$721,038	$752,863	(40.1)%	(4.2)%
Goods	35,276	16,236	18,283	117.3	(11.2)
Travel	17,686	57,939	71,856	(69.5)	(19.4)
Total service revenue	485,145	795,213	843,002	(39.0)	(5.7)
Product revenue - Goods	333,479	563,694	796,393	(40.8)	(29.2)
Total revenue	$818,624	$1,358,907	$1,639,395	(39.8)	(17.1)

Cost of revenue
Service cost of revenue:
Local	$53,143	$77,539	$81,511	(31.5)%	(4.9)%
Goods	6,424	3,071	2,981	109.2	3.0
Travel	4,779	12,200	13,911	(60.8)	(12.3)
Total service cost of revenue	64,346	92,810	98,403	(30.7)	(5.7)
Product cost of revenue - Goods	278,647	458,352	650,308	(39.2)	(29.5)
Total cost of revenue	$342,993	$551,162	$748,711	(37.8)	(26.4)

Gross profit
Service gross profit:
Local	$379,040	$643,499	$671,352	(41.1)%	(4.1)%
Goods	28,852	13,165	15,302	119.2	(14.0)
Travel	12,907	45,739	57,945	(71.8)	(21.1)
Total service gross profit	420,799	702,403	744,599	(40.1)	(5.7)
Product gross profit - Goods	54,832	105,342	146,085	(47.9)	(27.9)
Total gross profit	$475,631	$807,745	$890,684	(41.1)	(9.3)

Service margin (1)	37.5%	32.8%	32.1%

% of Consolidated revenue	57.8%	61.2%	62.2%
% of Consolidated cost of revenue	46.4	53.4	56.9
% of Consolidated gross profit	70.2	68.1	67.4
(1)Represents the percentage of service gross billings that we retained after deducting the merchant's share.
Comparison of the Years Ended December 31, 2020 and 2019:
North America revenue and gross profit decreased by $540.3 million and $332.1 million, for the year ended December 31, 2020. Those declines were primarily driven by a decline in gross billings and transaction volume due to the impacts of COVID-19. Revenue also declined due to the ongoing transition of our Goods category to a third-party marketplace model. In a third-party marketplace model, we generate service revenue which is presented on a net basis. The increase in service margin was due to a shift in mix of offerings sold and higher variable consideration from unredeemed vouchers due to our shift towards payment on redemption terms in North America.
North America cost of revenue decreased by $208.2 million for the year ended December 31, 2020 primarily due to the decrease in transaction volume and gross billings and the impacts of the ongoing transition of our Goods category to a third-party marketplace model.

Comparison of the Years Ended December 31, 2019 and 2018:
North America revenue and gross profit decreased by $280.5 million and $82.9 million for the year ended December 31, 2019. Those declines were primarily driven by a decline in transaction volume due to fewer customers and lower customer traffic, including traffic from email and SEO, as discussed above.
The decrease in gross profit was partially offset by a $197.5 million decline in cost of revenue, which was primarily due to the decrease in transaction volume and gross billings.
Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America contribution profit for the years ended December 31, 2020, 2019 and 2018 was as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Marketing	$96,039	$214,069	$273,787	(55.1)%	(21.8)%
% of Gross Profit	20.2%	26.5%	30.7%

Contribution Profit	$379,592	$593,676	$616,897	(36.1)%	(3.8)%
Comparison of the Years Ended December 31, 2020 and 2019:
North America marketing expense and marketing expense as a percentage of gross profit declined for the year ended December 31, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19.
The decline in our North America contribution profit for the year ended December 31, 2020 was primarily attributable to a $332.1 million decrease in gross profit, as discussed above, partially offset by a $118.0 million decrease in marketing.
Comparison of the Years Ended December 31, 2019 and 2018:
North America marketing expense and marketing expense as a percentage of gross profit declined for the year ended December 31, 2019 as compared with the prior year as we leveraged improved marketing analytics to drive efficiency in our marketing spend and maximize the lifetime value of our customer base.
The decline in our North America Contribution profit for the year ended December 31, 2019 was primarily attributable to a $82.9 million decrease in gross profit, as discussed above, partially offset by a $59.7 million decrease in marketing.

International
Operating Metrics
International segment gross billings, units and TTM active customers for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands, except percentages and gross billings per unit):

	Year Ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Gross billings
Service gross billings:
Local	$421,845	$855,820	$865,271	(50.7)%	(1.1)%
Goods	61,860	51,663	71,492	19.7	(27.7)
Travel	69,428	190,571	207,490	(63.6)	(8.2)
Total service gross billings	553,133	1,098,054	1,144,253	(49.6)	(4.0)
Product gross billings - Goods	439,736	528,864	634,866	(16.9)	(16.7)
Total gross billings	$992,869	$1,626,918	$1,779,119	(39.0)	(8.6)

Units
Local	16,567	33,069	32,055	(49.9)%	3.2%
Goods	23,685	24,269	27,300	(2.4)	(11.1)
Travel	598	1,419	1,520	(57.9)	(6.6)
Total units	40,850	58,757	60,875	(30.5)	(3.5)

TTM Active customers	12,083	17,115	17,580	(29.4)%	(2.6)%
Comparison of the Years Ended December 31, 2020 and 2019:
For the year ended December 31, 2020 International gross billings declined by $634.0 million, units declined by 17.9 million and active customers decreased by 5.0 million. Those decreases were primarily due to the significant decrease in consumer demand due to changes in consumer behavior and actions taken by governments to control the spread of COVID-19, including quarantines, travel restrictions, as well as business restrictions and shutdowns. The decline in gross billings was partially offset by a $11.9 million favorable impact from year-over-year changes in foreign currency exchange rates.
Comparison of the Years Ended December 31, 2019 and 2018:
For the year ended December 31, 2019 International gross billings declined by $152.2 million, units declined by 2.1 million and active customers decreased by 0.5 million. Those decreases were primarily due to weak consumer sentiment in Europe, especially in the United Kingdom, and intense competition in our Goods business. The decline in gross billings was also driven by an $83.1 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the years ended December 31, 2020, 2019 and 2018 were as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Revenue
Service revenue:
Local	$138,274	$287,611	$306,700	(51.9)%	(6.2)%
Goods	11,757	9,441	14,602	24.5	(35.3)
Travel	8,477	34,092	41,183	(75.1)	(17.2)
Total service revenue	158,508	331,144	362,485	(52.1)	(8.6)
Product revenue - Goods	439,736	528,864	634,866	(16.9)	(16.7)
Total revenue	$598,244	$860,008	$997,351	(30.4)	(13.8)

Cost of revenue
Service cost of revenue:
Local	$12,362	$17,945	$17,273	(31.1)%	3.9%
Goods	1,261	932	1,350	35.3	(31.0)
Travel	1,327	2,775	3,051	(52.2)	(9.0)
Total service cost of revenue	14,950	21,652	21,674	(31.0)	(0.1)
Product cost of revenue - Goods	381,631	459,972	545,760	(17.0)	(15.7)
Total cost of revenue	$396,581	$481,624	$567,434	(17.7)	(15.1)

Gross profit
Service gross profit:
Local	$125,912	$269,666	$289,427	(53.3)%	(6.8)%
Goods	10,496	8,509	13,252	23.4	(35.8)
Travel	7,150	31,317	38,132	(77.2)	(17.9)
Total service gross profit	143,558	309,492	340,811	(53.6)	(9.2)
Product gross profit - Goods	58,105	68,892	89,106	(15.7)	(22.7)
Total gross profit	$201,663	$378,384	$429,917	(46.7)	(12.0)

Service margin (1)	28.7%	30.2%	31.7%

% of Consolidated revenue	42.2%	38.8%	37.8%
% of Consolidated cost of revenue	53.6	46.6	43.1
% of Consolidated gross profit	29.8	31.9	32.6
(1)Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Years Ended December 31, 2020 and 2019:
International revenue and gross profit decreased by $261.8 million and $176.7 million for the year ended December 31, 2020. Those decreases were primarily driven by a decline in gross billings due to the impacts of COVID-19 as discussed above. The decreases in revenue and gross profit were partially offset by favorable impacts of $9.5 million and $3.2 million from year-over-year changes in foreign currency exchange rates.
Cost of revenue decreased by $85.0 million for the year ended December 31, 2020 primarily due to the decrease in transaction volume and gross billings and a $6.3 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Comparison of the Years Ended December 31, 2019 and 2018:
International revenue and gross profit decreased by $137.3 million and $51.5 million for the year ended December 31, 2019. Those decreases were primarily driven by a decline in gross billings as a result of weak consumer sentiment in Europe, especially in the United Kingdom, and intense competition in our Goods business, as well as unfavorable impacts on revenue and gross profit of $45.3 million and $19.3 million from year-over-year changes in foreign currency exchange rates. The decrease in gross profit was also driven by a customer shift toward lower margin offerings.
The decline in gross profit was partially offset by a decrease in cost of revenue of $85.8 million, which was primarily due to the decline in gross billings, as discussed above, a shift in our Goods category mix from product revenue transactions, which are reported on a gross basis, toward service revenue transactions, which are reported on a net basis, and a $26.0 million favorable impact from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International contribution profit for the years ended December 31, 2020, 2019 and 2018 were as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Marketing	$58,495	$125,286	$121,950	(53.3)%	2.7%
% of Gross Profit	29.0%	33.1%	28.4%

Contribution Profit	$143,168	$253,098	$307,967	(43.4)%	(17.8)%
Comparison of the Years Ended December 31, 2020 and 2019:
International marketing expense and marketing expense as a percentage of gross profit decreased for the year ended December 31, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19, partially offset by a $0.7 million unfavorable impact from year-over-year change in foreign currency exchange rates.
The decrease in international contribution profit for the year ended December 31, 2020 was primarily attributable to a $176.7 million decrease in gross profit, partially offset by a $66.8 million decrease in marketing.
Comparison of the Years Ended December 31, 2019 and 2018:
International marketing expense and marketing expense as a percentage of gross profit for the year ended December 31, 2019 increased as we continued to invest in the long-term potential of our International segment, partially offset by a $6.2 million favorable impact from year-over-year change in foreign currency exchange rates.
The decrease in our contribution profit for the year ended December 31, 2019 as compared with the prior year was primarily attributable to a $51.5 million decrease in Gross Profit.

Operating Expenses
Operating expenses for the years ended December 31, 2020, 2019 and 2018 were as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Marketing	$154,534	$339,355	$395,737	(54.5)%	(14.2)%
Selling, general and administrative	603,185	806,945	870,961	(25.3)	(7.4)
Goodwill impairment	109,486	—	—	—	—
Long-lived asset impairment	22,351	—	—	—	—
Restructuring and related charges	64,836	31	(136)	NM	(122.8)
Total Operating expenses	$954,392	$1,146,331	$1,266,562	(16.7)	(9.5)

% of Gross profit:
Marketing	22.8%	28.6%	30.0%
Selling, general and administrative	89.1%	68.0%	66.0%
Comparison of the Years ended December 31, 2020 and 2019:
Marketing expense and marketing expense as a percentage of gross profit declined for the year ended December 31, 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19.
SG&A decreased for the year ended December 31, 2020 primarily due to lower payroll-related expenses due to furloughs and restructuring actions. SG&A as a percentage of gross profit increased for the year ended December 31, 2020 due to the decline in demand and traffic as a result of COVID-19.
During the first quarter 2020, we performed an interim quantitative impairment assessment of goodwill and long-lived assets as a result of significant deterioration in our financial performance due to the impact of COVID-19. As a result, we recognized goodwill impairment of $109.5 million, that represented the excess of the EMEA reporting unit's carrying value over its fair value, and long-lived asset impairment of $22.4 million for the year ended December 31, 2020. See Item 8, Note 3, COVID-19 Pandemic, for additional information about goodwill and long-lived asset impairments.
Restructuring and related charges increased for the year ended December 31, 2020 related to severance and benefit costs for workforce reductions, impairments and other facilities-related charges, and professional advisory fees resulting from our restructuring activities. See Item 8, Note 16, Restructuring and Related Charges, for more information.
Comparison of the Years ended December 31, 2019 and 2018:
Marketing expense and marketing expense as a percentage of gross profit for the year ended December 31, 2019 decreased as we leveraged marketing analytics to drive efficiency in our marketing spend and maximize the lifetime value of our customer base and decreased our offline marketing spend during the year.
SG&A decreased for the year ended December 31, 2019 primarily due to the absence of expense related to our patent litigation with IBM of $34.6 million recorded in 2018, lower facilities and payroll-related expenses and a $16.6 million favorable impact from year-over-year changes in foreign currency exchange rates.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, adjustments for observable price changes of investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Other income (expense), net for the years ended December 31, 2020, 2019 and 2018 was as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest income	$6,351	$7,744	$6,420
Interest expense	(33,192)	(23,593)	(21,909)
Changes in fair value of investments	(1,405)	(72,497)	(9,064)
Foreign currency gains (losses), net	17,919	(5,960)	(20,325)
Impairments of investments	(6,684)	(9,961)	(10,156)
Upward adjustment for observable price changes of investment	—	51,397	—
Other	43	(459)	2,026
Other income (expense), net	$(16,968)	$(53,329)	$(53,008)
Comparison of the Years Ended December 31, 2020, 2019, and 2018:
The change in Other income (expense), net for the year ended December 31, 2020 as compared with the prior year is primarily related to a $71.1 million decrease in losses from changes in fair value of investments, and a $23.9 million increase in foreign currency gains (losses), net, partially offset by a decrease in unrealized gain of $51.4 million as a result of an upward adjustment for observable price changes on an other equity investment.
The change in Other income (expense), net for the year ended December 31, 2019 as compared with the prior year was primarily related to $69.4 million loss from changes in fair value of our investment in Monster LP, partially offset by an unrealized gain of $51.4 million as a result of an upward adjustment for observable price changes on an other equity investment. See Item 8, Note 8, Investments, for additional information. The change in Other income (expense) was partially offset by a $14.4 million decrease in foreign currency losses for the year ended December 31, 2019. Foreign currency gains (losses) primarily result from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Provision (Benefit) for Income Taxes
Comparison of the Years Ended December 31, 2020, 2019, and 2018:
Provision (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018 was as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Provision (benefit) for income taxes	$(7,504)	$761	$(957)	1,086.1%	179.5%
Effective tax rate	2.6%	(5.6)%	(92.8)%
Our U.S. Federal income tax rate was 21% for the years ended December 31, 2020, 2019 and 2018. The primary factor impacting the effective tax rate for the years ended December 31, 2020, 2019 and 2018 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 8, Note 17, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.
The effective tax rate for the years ended December 31, 2020 and 2019 also reflected the reversal of reserves for uncertain tax positions due to the closure of tax audits and due to the closure of applicable statutes of limitation. The year ended December 31, 2020 was also impacted by the carryback of federal net operating losses due to the income tax relief provided by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The effective tax rate for year ended December 31, 2018 also reflected a $6.4 million income tax benefit resulting from the impact of adopting Topic 606 on intercompany activity in certain foreign jurisdictions.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the year ended December 31, 2020, special charges and credits also included charges related to our restructuring plan, goodwill and long-lived asset impairments and strategic advisor costs. For the year ended December 31, 2018, special charges and credits also included a charge related to our patent litigation with IBM. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations	$(286,562)	$(14,292)	$1,988
Adjustments:
Stock-based compensation	39,010	81,615	64,821
Depreciation and amortization	87,522	105,765	115,828
Acquisition-related expense (benefit), net	6	39	655
Restructuring and related charges (1)	64,836	31	(136)
Goodwill impairment	109,486	—	—
Long-lived asset impairment	22,351	—	—
Strategic advisor costs	3,626	—	—
IBM patent litigation	—	—	34,600
Other (income) expense, net	16,968	53,329	53,008
Provision (benefit) for income taxes	(7,504)	761	(957)
Total adjustments	336,301	241,540	267,819
Adjusted EBITDA	$49,739	$227,248	$269,807
(1)Restructuring and related charges includes $21.6 million of long-lived asset impairments and $1.7 million of additional stock compensation for the year ended December 31, 2020.
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

The following table represents the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	At Avg. 2019 Rates (1)	Exchange Rate Effect (2)	As Reported	At Avg. 2018 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$2,607,185	$11,873	$2,619,058	$4,696,950	$(83,419)	$4,163,531
Revenue	1,407,327	9,541	1,416,868	2,264,279	(45,364)	2,218,915
Cost of revenue	733,270	6,304	739,574	1,058,791	(26,005)	1,032,786
Gross profit	674,057	3,237	677,294	1,205,488	(19,359)	1,186,129
Marketing	153,865	669	154,534	345,568	(6,213)	339,355
Selling, general and administrative	602,162	1,023	603,185	823,527	(16,582)	806,945
Restructuring charges	64,859	(23)	64,836	27	4	31
Income (loss) from operations	$(282,683)	$5,585	$(277,098)	$36,366	$3,432	$39,798
(1)Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and cash balances, which primarily consist of bank deposits and government money market funds. As of December 31, 2020, cash balances, including outstanding borrowings under our Amended Credit Agreement, were $850.6 million.
Our net cash flows from operating, investing and financing activities from continuing operations for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash provided by (used in):
Operating activities	$(63,598)	$71,283	$190,855
Investing activities	(21,346)	(67,591)	(135,982)
Financing activities	$176,798	$(92,619)	$(84,417)
Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities from continuing operations, less purchases of property and equipment and capitalized software from continuing operations. Our free cash flow for the years ended December 31, 2020, 2019 and 2018 and reconciliations to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities from continuing operations	$(63,598)	$71,283	$190,855
Purchases of property and equipment and capitalized software from continuing operations	(48,711)	(67,328)	(69,695)
Free cash flow	$(112,309)	$3,955	$121,160
Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either upon the customer's redemption of the related voucher or fixed payment terms, which are generally biweekly, throughout the term of the merchant's offering. Historically, we have primarily paid merchants on fixed payment terms in North America and upon voucher redemption internationally. In prior periods, we began to increase our use of redemption payment terms with our North America merchants, and we accelerated this transition in 2020 to improve liquidity as our business was impacted by COVID-19. We largely completed the transition to redemption payment terms in the third quarter 2020.

Our cash balances fluctuate significantly throughout the year based on many variables, including gross billings growth rates, the timing of payments to merchants and suppliers, seasonality and the mix of transactions between Goods and Local.
For the year ended December 31, 2020, our net cash used in operating activities from continuing operations was $63.6 million, as compared with our $286.6 million loss from continuing operations. That difference was primarily attributable to $295.6 million of non-cash items, including $109.5 million of goodwill impairment, $22.4 million of long-lived asset impairments, $21.6 million of restructuring-related impairments, depreciation and amortization and stock-based compensation, partially offset by a $72.6 million net decrease from changes in working capital and other assets and liabilities. The working capital decrease was due to the impacts of COVID-19, partially offset by the transition to a third-party goods marketplace in North America.
For the year ended December 31, 2019, our net cash provided by operating activities from continuing operations was $71.3 million, as compared with our $14.3 million loss from continuing operations. That difference was primarily attributable to $230.2 million of non-cash items, including depreciation and amortization, stock-based compensation, a $69.4 million loss from changes in fair value of our investment in Monster LP and a $51.4 million upward adjustment to another equity investment for observable price changes in an orderly transaction. The difference between our net cash provided by operating activities and our income from continuing operations due to non-cash items was, partially offset by a $145.0 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the decline of billings, and to a lesser extent seasonal timing of payments to inventory suppliers.
For the year ended December 31, 2018, our net cash provided by operating activities from continuing operations was $190.9 million, as compared with our $2.0 million income from continuing operations. That difference was primarily attributable to $206.8 million of non-cash items, including depreciation and amortization, and stock-based compensation. The difference between net cash provided by operating activities and our income from continuing operations due to non-cash items was partially offset by a $17.9 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was primarily related to the seasonal timing of payments to inventory suppliers and also includes $42.1 million of the payment to IBM related to the settlement of our patent litigation.
Our net cash used in investing activities from continuing operations was $21.3 million, $67.6 million and $136.0 million for the years ended December 31, 2020, 2019 and 2018. For the year ended December 31, 2020, our net cash used in investing activities from continuing operations included purchases of property and equipment and capitalized software of $48.7 million, which was partially offset by proceeds from the sale of an investment of $31.6 million. For the year ended December 31, 2019, our net cash used in investing activities from continuing operations included purchases of property and equipment and capitalized software of $67.3 million. For the year ended December 31, 2018, our net cash used in investing activities from continuing operations included net cash paid for a business acquisition of $58.1 million, purchases of property and equipment and capitalized software of $69.7 million and net cash paid of $18.3 million for acquisitions of intangible assets, including $15.4 million related to the settlement of our IBM patent litigation.
Our net cash provided by financing activities was $176.8 million for the year ended December 31, 2020. Our net cash used in financing activities was $92.6 million and $84.4 million for the years ended December 31 2019 and 2018. For the year ended December 31, 2020, net cash provided by financing activities included $200.0 million of borrowings under our revolving credit facility, partially offset by $10.6 million in taxes paid related to net share settlements of stock-based compensation awards and $8.9 million in payments of finance lease obligations. For the year ended December 31, 2019, net cash used in financing activities included $45.6 million in repurchases of common stock under our share repurchase program, $19.7 million in payments of finance lease obligations and $18.1 million in taxes paid related to net share settlements of stock-based compensation awards. For the year ended December 31, 2018, net cash used in financing activities included $33.0 million in payments of finance lease obligations, $24.1 million in taxes paid related to net share settlements of stock-based compensation awards, $9.6 million in repurchases of common stock under our share repurchase program and an $8.4 million payment of a financing obligation related to a business acquisition.
In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million, due April 2022. We received net proceeds of $243.2 million from the issuance of the Notes. We have used the proceeds from the Notes for general corporate purposes, including repurchases of shares of our common stock. Additionally, we entered into note hedge and warrant transactions with certain bank counterparties that are designed to offset, in part, the potential dilution from conversion of the Notes. See Item 8, Note 10, Financing Arrangements, for additional information.
The amendment to the revolving credit agreement (the "Amendment" and the revolving credit agreement as amended, the "Amended Credit Agreement") provides for aggregate principal borrowings of up to $225.0 million. As of December 31, 2020, we had $200.0 million of borrowings and $20.6 million of letters of credit outstanding under the Amended Credit Agreement and were in compliance with all covenants.
In July 2020, we entered into an amendment of our Credit Agreement in order to, among other things, provide us operational flexibility and covenant relief through the end of the first quarter 2021 in light of the ongoing impacts of COVID-19 on our business. We may need to seek additional covenant relief in the future depending on the timing and volatility of the recovery of our business from COVID-19. In addition, the Amended Credit Agreement matures in May 2024. If we do not redeem or refinance the Notes at least 91 days prior to their maturity, the maturity date of our Amended Credit Agreement will spring forward to January 2022, subject to certain exceptions. We continue to evaluate our long-term capital structure, and may need to seek additional financing in the future. See Item 1, Risk Factors and Item 8, Note 10, Financing Arrangements, for additional information.
We believe that our cash balances, excluding borrowings under the Amended Credit Agreement, and cash generated from operations will be sufficient to meet our working capital requirements and capital expenditures for at least the next 12 months. We plan to continue to actively manage and optimize our cash balances and liquidity, working capital and operating expenses, although there can be no assurances that we will be able to do so. In 2020, we took several steps to reduce costs and preserve cash in the near-term as described in Item 8, Note 3, COVID-19 Pandemic.
As of December 31, 2020, we had $267.5 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars and Japanese yen. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board of Directors authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of December 31, 2020, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.

Contractual Obligations and Commitments
The following table summarizes (in thousands) our future contractual obligations and commitments as of December 31, 2020. The table below excludes $25.6 million of non-current liabilities for unrecognized tax benefits, including interest and penalties, as of December 31, 2020. We cannot make a reasonable estimate of the period of cash settlement for the tax positions classified as non-current liabilities.

	Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter
Finance lease obligations (1)	$5,444	$4,717	$715	$12	$—	$—	$—
Operating lease obligations (2)	138,641	38,690	35,451	27,025	19,599	16,175	1,701
Convertible senior notes (3)	266,250	8,125	258,125	—	—	—	—
Purchase obligations (4)	82,567	27,365	27,452	27,730	20	—	—
Total	$492,902	$78,897	$321,743	$54,767	$19,619	$16,175	$1,701
(1)Finance lease obligations include both principal and interest components of future minimum finance lease payments.
(2)Operating lease obligations are primarily for office facilities and are noncancelable. Certain leases contain periodic rent escalation adjustments and renewal and expansion options. Operating lease obligations expire at various dates with the latest maturity in 2027.
(3)Represents the principal amount and related interest on our convertible senior notes.
(4)Purchase obligations primarily represent noncancelable contractual obligations related to cloud computing and other information technology services.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2020.
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
We believe that the estimates and assumptions related to revenue recognition, lease recognition and measurement, impairment assessments of goodwill and long-lived assets, income taxes and fair value option investments have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Revenue Recognition
See Item 8, Note 2, Summary of Significant Accounting Policies and Item 8, Note 15, Revenue Recognition, for information about our revenue recognition accounting policies, including estimates of our refund liabilities and estimates of variable consideration from unredeemed vouchers.

Leases
See Item 8, Note 2, Summary of Significant Accounting Policies for information about our lease recognition and measurement accounting policies.
Impairment Assessments of Goodwill and Long-Lived Assets
See Item 8, Note 2, Summary of Significant Accounting Policies for information about our accounting policies relating to impairment of goodwill and long-lived assets. Additional information about those accounting policies and estimates is set forth in the following paragraphs.
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
During the first quarter 2020, we determined a triggering event occurred that required us to evaluate our goodwill and long-lived assets for impairment, and we recorded impairment charges as a result of that assessment. During the third quarter 2020, we exited our operations in Japan and New Zealand, which represents the majority of the countries in our Asia Pacific reporting unit. As a result, we combined the remainder of the Asia Pacific reporting unit and the EMEA reporting unit into a single International reporting unit, consistent with how management reviews the operating results of the business. Our two reporting units as of our October 1, 2020 annual goodwill impairment test were North America and International.
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
Income Taxes
See Item 8, Note 2, Summary of Significant Accounting Policies, and Note 17, Income Taxes, for information about our income tax accounting policies.
Fair Value Option Investments
See Item 8, Note 8, Investments, for information about the fair value measurements of our fair value option investments.
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
Recently Issued Accounting Standards
For a description of recently issued accounting standards, please see Item 8, Note 2, Summary of Significant Accounting Policies.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the year ended December 31, 2020, we derived approximately 42.2% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of December 31, 2020 and 2019.
As of December 31, 2020, our net working capital surplus (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $11.4 million. The potential increase in this working capital surplus from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $1.1 million. This compares to a $69.2 million working capital deficit subject to foreign currency exposure as of December 31, 2019, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $6.9 million.
Interest Rate Risk
Our cash balance as of December 31, 2020 consists of bank deposits and government money market funds, so exposure to market risk for changes in interest rates is limited. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million (see Item 8, Note 10, Financing Arrangements). The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. In June 2020, we entered into the Amended Credit Agreement which provides for aggregate principal borrowings of up to $225.0 million. As of December 31, 2020, we had $200.0 million of borrowings outstanding and $20.6 million of outstanding letters of credit under the Amended Credit Agreement. See Item 7, Liquidity and Capital Resources, for additional information. Because borrowings under the Amended Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended Credit Agreement. We also have $129.4 million of lease obligations as of December 31, 2020. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the year ended December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2020 and 2019 and for the Years Ended December 31, 2020, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Groupon, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Groupon, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 2 and 11 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the guidance in ASC Topic 842, Leases, using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Income Taxes—Foreign Tax Position—Refer to Notes 2 and 17 to the financial statements

Critical Audit Matter Description

The Company received a proposed income tax assessment from the tax authority in one foreign jurisdiction in the amount of $126.4 million, inclusive of estimated incremental interest from the original assessment. The Company believes the assessment, which primarily relates to transfer pricing on transactions occurring during 2011, is without merit and it intends to vigorously defend itself.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the tax position associated with the foreign income tax assessment included the following, among others:

•We tested the effectiveness of controls over income taxes, including those over accounting for uncertain tax positions.
•With the assistance of our foreign and US income tax specialists, we evaluated management’s analysis regarding the likelihood of sustaining its foreign tax position upon examination by the relevant foreign tax authorities; and, we evaluated management’s estimate of the amount of tax benefit recognized.
•We assessed the basis of the Company’s analysis and measurement by:
◦Obtaining, reading, and evaluating the outside legal opinion received by the Company supporting its foreign tax position
◦Obtaining, reading, and evaluating the written response from the outside legal counsel representing the Company provided to us as part of our annual legal inquiry process
◦Obtaining, reading, and evaluating management’s written analysis supporting the accounting position
◦Making direct inquiries of the outside legal counsel representing the Company in this proposed assessment by the foreign tax authority
◦Evaluating any developments in the matter during the current fiscal year through inquiry of Company personnel and their outside legal counsel.

Goodwill—Refer to Notes 2, 3, and 7 to the financial statements

Critical Audit Matter Description

The Company’s annual and periodic evaluations of goodwill impairment involve the comparison of the fair value of each of the Company’s reporting units to its carrying value. The Company determines the fair value of its reporting units using the income approach (including discounted cash flows). With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future performance, including revenues, cost of revenue, and operating expenses and risk-adjusted discount rates. The goodwill balance subject to the impairment test was $214.7 million as of December 31, 2020. The Company recorded goodwill impairment charges of $109.5 million for the year ended December 31, 2020.

Auditing the estimates and assumptions that impacted the valuation of the reporting units involved especially subjective judgment, specifically related to the forecasts of revenues and cost of revenue and operating expenses and selection of risk-adjusted discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s forecasts of revenues, cost of revenue, and operating expenses and its selection of risk-adjusted discount rates included the following, among others:

•We tested the effectiveness of controls over the annual and periodic goodwill impairment assessment, including those over the forecasts.

•We evaluated management’s ability to reliably forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results and previous forecasts, (2) internal communications to management and the Board of Directors, (3) macroeconomic forecasts, and (4) forecasts utilized in other areas of the audit to evaluate consistency, where appropriate. Additionally, we obtained and evaluated management’s written analysis supporting the forecasted cash flows.
•With the assistance of fair value specialists, we evaluated the reasonableness of the 1) valuation methodology and 2) risk-adjusted discount rates by:
◦Evaluating whether the fair value models being used are appropriate considering the Company’s circumstances and valuation premise identified
◦Testing the source information and the mathematical accuracy of the calculation underlying the determination of the risk-adjusted discount rates, and developing a range of independent estimates and comparing those to the risk-adjusted discount rates selected by management.
Long-Lived Assets—Refer to Notes 2, 3 and 6 to the financial statements
Critical Audit Matter Description
The Company determined the significant deterioration in its financial performance due to the disruption in its operations from COVID-19 and the sustained decrease in its stock price required evaluation of its long-lived assets for impairment, which resulted in a $22.4 million impairment of its long-lived assets for the year ended December 31, 2020. The Company determines the fair value of its asset groups using the income approach (including discounted cash flows). With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future performance, including revenue, cost of revenue, and operating expenses and risk-adjusted discount rates.
Auditing the estimates and assumptions that impacted the valuation of the asset groups involved especially subjective judgment, specifically related to the forecasts of revenues, cost of revenue, and operating expenses and selection of risk-adjusted discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s forecasts of revenues, cost of revenue, and operating expenses and its selection of risk-adjusted discount rates included the following, among others:
•We tested the effectiveness of controls over the long-lived asset impairment assessment, including those over the forecasts.
•We evaluated management’s ability to reliably forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results and previous forecasts, (2) internal communications to management and the Board of Directors, (3) macroeconomic forecasts, and (4) forecasts utilized in other areas of the audit to evaluate consistency, where appropriate. Additionally, we obtained and evaluated management’s written analysis supporting the forecasted cash flows.
•With the assistance of fair value specialists, we evaluated the reasonableness of the risk-adjusted discount rate by testing the source information and the mathematical accuracy of the calculation and developing a range of independent estimates and comparing those to the risk-adjusted discount rates selected by management.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 25, 2021

We have served as the Company's auditor since 2017.

GROUPON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$850,587	$750,887
Accounts receivable, net	42,998	54,953
Prepaid expenses and other current assets	40,441	82,073
Total current assets	934,026	887,913
Property, equipment and software, net	85,284	124,950
Right-of-use assets - operating leases, net	75,349	108,390
Goodwill	214,699	325,017
Intangible assets, net	30,151	35,292
Investments	37,671	76,576
Other non-current assets	34,327	28,605
Total Assets	$1,411,507	$1,586,743
Liabilities and Equity
Current liabilities:
Short-term borrowings	$200,000	$—
Accounts payable	33,026	20,415
Accrued merchant and supplier payables	410,963	540,940
Accrued expenses and other current liabilities	294,999	260,192
Total current liabilities	938,988	821,547
Convertible senior notes, net	229,490	214,869
Operating lease obligations	90,927	110,294
Other non-current liabilities	44,428	44,987
Total Liabilities	1,303,833	1,191,697
Commitments and contingencies (see Note 12)
Stockholders' Equity
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 39,142,896 shares issued and 28,848,779 shares outstanding at December 31, 2020; 38,584,854 shares issued and 28,290,737 shares outstanding at December 31, 2019 (1)	4	4
Additional paid-in capital (1)	2,348,114	2,310,393
Treasury stock, at cost, 10,294,117 shares at December 31, 2020 and December 31, 2019 (1)	(922,666)	(922,666)
Accumulated deficit	(1,320,886)	(1,032,876)
Accumulated other comprehensive income (loss)	3,109	39,081
Total Groupon, Inc. Stockholders' Equity	107,675	393,936
Noncontrolling interests	(1)	1,110
Total Equity	107,674	395,046
Total Liabilities and Equity	$1,411,507	$1,586,743
(1)Prior period share information and balances have been retroactively adjusted to reflect a reverse stock split. See Note 13, Stockholders' Equity for additional information.
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Service	$643,653	$1,126,357	1,205,487
Product	773,215	1,092,558	1,431,259
Total revenue	1,416,868	2,218,915	2,636,746
Cost of revenue:
Service	79,296	114,462	120,077
Product	660,278	918,324	1,196,068
Total cost of revenue	739,574	1,032,786	1,316,145
Gross profit	677,294	1,186,129	1,320,601
Operating expenses:
Marketing	154,534	339,355	395,737
Selling, general and administrative	603,185	806,945	870,961
Goodwill impairment	109,486	—	—
Long-lived asset impairment	22,351	—	—
Restructuring and related charges	64,836	31	(136)
Total operating expenses	954,392	1,146,331	1,266,562
Income (loss) from operations	(277,098)	39,798	54,039
Other income (expense), net	(16,968)	(53,329)	(53,008)
Income (loss) from continuing operations before provision (benefit) for income taxes	(294,066)	(13,531)	1,031
Provision (benefit) for income taxes	(7,504)	761	(957)
Income (loss) from continuing operations	(286,562)	(14,292)	1,988
Income (loss) from discontinued operations, net of tax	382	2,597	—
Net income (loss)	(286,180)	(11,695)	1,988
Net (income) loss attributable to noncontrolling interests	(1,751)	(10,682)	(13,067)
Net income (loss) attributable to Groupon, Inc.	$(287,931)	$(22,377)	$(11,079)

Basic and diluted net income (loss) per share: (1)
Continuing operations	$(10.08)	$(0.88)	$(0.39)
Discontinued operations	0.01	0.09	—
Basic and diluted net income (loss) per share	$(10.07)	$(0.79)	$(0.39)

Weighted average number of shares outstanding: (1)
Basic	28,604,115	28,370,417	28,325,555
Diluted	28,604,115	28,370,417	28,325,555
(1)All share and per share information has been retroactively adjusted to reflect a reverse stock split. See Note 13, Stockholders' Equity for additional information.
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations	$(286,562)	$(14,292)	$1,988
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	(35,972)	4,858	3,332
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $0, $0 and $34 for the years ended December 31, 2020, 2019, and 2018)	—	(379)	(735)
Other comprehensive income (loss) from continuing operations	(35,972)	4,479	2,597
Comprehensive income (loss) from continuing operations	(322,534)	(9,813)	4,585

Income (loss) from discontinued operations	382	2,597	—
Comprehensive income (loss) from discontinued operations	382	2,597	—

Comprehensive income (loss)	(322,152)	(7,216)	4,585
Comprehensive income attributable to noncontrolling interests	(1,751)	(10,682)	(13,067)
Comprehensive income (loss) attributable to Groupon, Inc.	$(323,903)	$(17,898)	$(8,482)
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Groupon, Inc. Stockholders' Equity
	Common Stock (1)		Additional Paid-In Capital (1)	Treasury Stock (1)		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	37,427,093	$4	$2,174,779	(9,430,112)	$(867,450)	$(1,088,204)	$31,844	$250,973	$872	$251,845
Cumulative effect of change in accounting principle due to adoption of ASC Topic 606, net of tax	—	—	—	—	—	88,945	—	88,945	—	88,945
Reclassification for impact of U.S. tax rate change	—	—	—	—	—	(161)	161	—	—	—
Comprehensive income (loss)	—	—	—	—	—	(11,079)	2,597	(8,482)	13,067	4,585
Exercise of stock options	33,639	—	81	—	—	—	—	81	—	81
Vesting of restricted stock units and performance share units	713,244	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	81,053	—	5,634	—	—	—	—	5,634	—	5,634
Shares issued to settle liability-classified awards	62,018	—	6,436	—	—	—	—	6,436	—	6,436
Tax withholdings related to net share settlements of stock-based compensation awards	(270,075)	—	(22,709)	—	—	—	—	(22,709)	—	(22,709)
Stock-based compensation on equity-classified awards	—	—	70,411	—	—	—	—	70,411	—	70,411
Repurchases of common stock	—	—	—	(162,644)	(10,041)	—	—	(10,041)	—	(10,041)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(12,576)	(12,576)
Balance at December 31, 2018	38,046,972	$4	$2,234,632	(9,592,756)	$(877,491)	$(1,010,499)	$34,602	$381,248	$1,363	$382,611
Comprehensive income (loss)	—	—	—	—	—	(22,377)	4,479	(17,898)	10,682	(7,216)
Exercise of stock options	3,743	—	40	—	—	—	—	40	—	40
Vesting of restricted stock units and performance share units	720,951	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	74,299	—	4,083	—	—	—	—	4,083	—	4,083
Tax withholdings related to net share settlements of stock-based compensation awards	(261,111)	—	(17,413)	—	—	—	—	(17,413)	—	(17,413)
Stock-based compensation on equity-classified awards	—	—	89,051	—	—	—	—	89,051	—	89,051
Repurchases of common stock	—	—	—	(701,361)	(45,175)	—	—	(45,175)	—	(45,175)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(10,935)	(10,935)
Balance at December 31, 2019	38,584,854	$4	$2,310,393	(10,294,117)	$(922,666)	$(1,032,876)	$39,081	$393,936	$1,110	$395,046
Cumulative effect of change in accounting principle due to adoption of ASC Topic 326, net of tax	—	—	—	—	—	(79)	—	(79)	—	(79)
Comprehensive income (loss)	—	—	—	—	—	(287,931)	(35,972)	(323,903)	1,751	(322,152)
Vesting of restricted stock units and performance share units	784,385	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	69,371	—	1,791	—	—	—	—	1,791	—	1,791
Tax withholdings related to net share settlements of stock-based compensation awards	(295,714)	—	(9,754)	—	—	—	—	(9,754)	—	(9,754)
Stock-based compensation on equity-classified awards	—	—	45,684	—	—	—	—	45,684	—	45,684
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,862)	(2,862)
Balance at December 31, 2020	39,142,896	$4	$2,348,114	(10,294,117)	$(922,666)	$(1,320,886)	$3,109	$107,675	$(1)	$107,674
(1)All share information and balances have been retroactively adjusted to reflect a reverse stock split. See Note 13, Stockholders' Equity, for additional information.
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$(286,180)	$(11,695)	$1,988
Less: Income (loss) from discontinued operations, net of tax	382	2,597	—
Income (loss) from continuing operations	(286,562)	(14,292)	1,988
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	77,792	91,410	101,330
Amortization of acquired intangible assets	9,730	14,355	14,498
Impairment of goodwill	109,486	—	—
Impairment of long-lived assets	22,351	—	—
Restructuring-related impairment	21,622	—	—
Stock-based compensation	39,010	81,615	64,821
Impairments of investments	6,684	9,961	10,156
Upward adjustment for observable price change of investment	—	(51,397)	—
Deferred income taxes	(7,101)	(1,485)	(5,000)
(Gain) loss from changes in fair value of investments	1,405	72,497	9,064
Amortization of debt discount on convertible senior notes	14,621	13,200	11,916
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	13,524	13,577	32,057
Prepaid expenses and other current assets	42,249	3,176	7,166
Right-of-use assets - operating leases	22,463	26,226	—
Accounts payable	11,414	(17,401)	5,805
Accrued merchant and supplier payables	(142,624)	(109,176)	(45,268)
Accrued expenses and other current liabilities	36,159	(26,071)	(31,430)
Operating lease obligations	(36,864)	(28,552)	—
Other, net	(18,957)	(6,360)	13,752
Net cash provided by (used in) operating activities from continuing operations	(63,598)	71,283	190,855
Net cash provided by (used in) operating activities from discontinued operations	—	—	—
Net cash provided by (used in) operating activities	(63,598)	71,283	190,855
Investing activities
Purchases of property and equipment and capitalized software	(48,711)	(67,328)	(69,695)
Proceeds from sale of intangible assets	—	—	1,500
Proceeds from sales and maturities of investments	31,605	3,475	8,594
Acquisition of business, net of acquired cash	—	—	(58,119)
Acquisitions of intangible assets and other investing activities	(4,240)	(3,738)	(18,262)
Net cash provided by (used in) investing activities from continuing operations	(21,346)	(67,591)	(135,982)
Net cash provided by (used in) investing activities from discontinued operations	1,224	—	—
Net cash provided by (used in) investing activities	(20,122)	(67,591)	(135,982)
Financing activities
Proceeds from borrowings under revolving credit agreement	200,000	—	—
Issuance costs for revolving credit agreement	(1,686)	(2,384)	—
Payments for repurchases of common stock	—	(45,631)	(9,585)
Taxes paid related to net share settlements of stock-based compensation awards	(10,607)	(18,105)	(24,105)
Proceeds from stock option exercises and employee stock purchase plan	1,791	4,123	5,715
Distributions to noncontrolling interest holders	(2,862)	(10,935)	(12,576)
Payments of finance lease obligations	(8,930)	(19,687)	(33,023)
Payments of contingent consideration related to acquisitions	(908)	—	(1,815)
Payment of financing obligation related to acquisition	—	—	(8,391)
Other financing activities	—	—	(637)
Net cash provided by (used in) financing activities	176,798	(92,619)	(84,417)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	6,574	(3,144)	(11,209)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	99,652	(92,071)	(40,753)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	1,224	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	98,428	(92,071)	(40,753)
Cash, cash equivalents and restricted cash, beginning of period (1)	752,657	844,728	885,481
Cash, cash equivalents and restricted cash, end of period (1)	$851,085	$752,657	$844,728
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information
Income tax payments (refunds) for continuing operations	$3,262	$11,898	$2,781
Cash paid for interest	12,749	9,145	9,556
Non-cash investing and financing activities
Continuing operations:
Equipment acquired under capital lease arrangements	$—	$—	$18,064
Supplemental cash flow information on our leasing obligations
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(522)	$(1,021)	$—
Operating cash flows from operating leases	(36,864)	(36,723)	—
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	—	3,929	—
Operating leases	16,415	27,293	—
(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the consolidated balance sheets as of December 31, 2020, 2019 and 2018 (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$850,587	$750,887	$841,021
Restricted cash included in prepaid expenses and other current assets	498	1,534	3,320
Restricted cash included in other non-current assets	—	236	387
Cash, cash equivalents and restricted cash	$851,085	$752,657	$844,728
See Notes to Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
Groupon, Inc. and subsidiaries, which commenced operations in October 2008, is a global scaled two-sided marketplace that connects consumers to merchants by offering goods and services, generally at a discount. Consumers access our marketplace through our mobile applications and our websites, primarily localized groupon.com sites in many countries.
Our operations are organized into two segments: North America and International. See Note 21, Segment Information
COVID-19 Pandemic
For the year ended December 31, 2020, the COVID-19 pandemic has had an adverse impact on our financial condition, results of operations and cash flow, including the impairment of our long-lived assets and goodwill. See Note 3, COVID-19 Pandemic, for more information.
Reverse Stock Split
In June 2020, we effectuated a reverse stock split of our shares of common stock at a ratio of 1-for-20. See Note 13, Stockholders' Equity, for additional information. As a result, the number of shares and income (loss) per share disclosed throughout this Annual Report on Form 10-K have been retrospectively adjusted to reflect the reverse stock split.
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
Adoption of New Accounting Standards
We adopted the guidance in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses of Financial Instruments ("CECL"), on January 1, 2020. This ASU requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses over the lifetime of the asset rather than incurred losses. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements.
We adopted the guidance in ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, on January 1, 2020. This ASU eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. During the first quarter 2020, we determined a triggering event occurred that required us to evaluate our goodwill for impairment, and we recorded an impairment charge as a result of that assessment. See Note 3, COVID-19 Pandemic, for additional information.
We adopted the guidance in ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements, on January 1, 2020. This ASU modifies the disclosure requirements in Topic 820, Fair Value Measurements by removing, modifying, or adding certain disclosures. The adoption of ASU 2018-13 did not have a material impact on the consolidated financial statements.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We adopted the guidance in ASU 2016-02, Leases (Topic 842), on January 1, 2019. This ASU requires the recognition of lease assets and liabilities for operating leases, in addition to the finance lease assets and liabilities historically recorded on our consolidated balance sheets. We adopted Topic 842 using the modified retrospective transition method. Beginning on January 1, 2019, our consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. For additional information on the impact of adoption of Topic 842 on our accounting policies, refer to our discussion under Lease and Asset Retirement Obligations below.
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
We adopted the guidance in ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, on January 1, 2019. This ASU requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40, Internal-Use Software, to determine which costs to implement the service contract would be capitalized as an asset related to the service contract and which costs would be expensed. The requirements of ASU 2018-15 have been applied on a prospective basis to implementation costs incurred on or after January 1, 2019. As a result of the adoption of ASU 2018-15, we capitalized $10.5 million and $7.4 million of implementation costs for the years ended December 31, 2020 and 2019. We recognized $1.7 million of amortization related to these implementation costs for the year ended December 31, 2020. We did not recognize any amortization related to these implementation costs for the year ended December 31, 2019.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We adopted the guidance in ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted Topic 606 using the modified retrospective method. Beginning on January 1, 2018, results are presented in accordance with the revised policies. The adoption of Topic 606 did not significantly impact our presentation of revenue on a gross or net basis. For additional information on the impact of adoption of Topic 606 on our accounting policies, refer to our discussion under Revenue Recognition below.
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
We adopted the guidance in ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, on January 1, 2018. This ASU requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the consolidated statements of cash flows. Previously, changes in restricted cash were reported within cash flows from operating activities.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates in our consolidated financial statements include, but are not limited to, variable consideration from unredeemed vouchers; income taxes; leases; initial valuation and subsequent impairment testing of goodwill, other intangible assets and long-lived assets; investments; receivables; customer refunds and other reserves; contingent liabilities; and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Restricted cash represents amounts that we are unable to access for operational purposes. These amounts primarily relate to withholdings from employee paychecks under our employee stock purchase plan ("ESPP").
Accounts Receivable, Net
Accounts receivable primarily represents the net cash due from credit card and other payment processors and from merchants and performance marketing networks for commissions earned on consumer purchases. The carrying amount of receivables is reduced by an allowance for expected credit losses that reflects management's best estimate of amounts that will not be collected. We establish an allowance for expected credit losses on accounts receivable based on identifying the following customer risk characteristics: size, type of customer, and payment terms offered in the normal course of business. Receivables with similar risk characteristics are grouped into pools. For each pool, we consider the historical credit loss experience, current economic conditions, bankruptcy filings, published or estimated credit default rates, age of the receivable and any recoveries in assessing the lifetime expected credit losses.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization of property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. Generally, the useful lives are three to five years for computer hardware, office equipment and furniture and fixtures and the shorter of the term of the lease or five years for leasehold improvements and assets under finance leases.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Cloud Computing Costs
We have entered into non-cancelable cloud computing hosting arrangements for which we incur implementation costs. Costs incurred in the planning and evaluation stage of the cloud computing hosting arrangement are expensed as incurred. Costs incurred during the application development stage related to implementation of the hosting arrangement are capitalized and included within Other current and non-current assets on the consolidated balance sheets. Amortization of implementation costs is recorded on a straight-line basis over the term of the associated hosting arrangement for each module or component of the related hosting arrangement when it is ready for its intended use. Amortization costs are recorded primarily in Selling, general and administrative expense on the consolidated statements of operations.
Goodwill
Goodwill is allocated to our reporting units at acquisition. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.
We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more-likely-than-not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit's fair value. If the fair value of the reporting unit is in excess of its carrying value, the related goodwill is not impaired. If the fair value is less than the carrying value, we recognize an impairment equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. During the first quarter 2020, we determined a triggering event occurred that required us to evaluate our goodwill for impairment, and we recorded an impairment charge as a result of that assessment. During the third quarter 2020, we exited our operations in Japan and New Zealand, which represents the majority of the countries in our Asia Pacific reporting unit. As a result, we combined the remainder of the Asia Pacific reporting unit and the EMEA reporting unit into a single International reporting unit, consistent with how management reviews the operating results of the business. See Note 3, COVID-19 Pandemic, and Note 7, Goodwill and Other Intangible Assets, for more information.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For purposes of assessing whether it is more likely than not that deferred tax assets will be realized, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. See Note 17, Income Taxes, for further information about our valuation allowance assessments.
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
We classify leases at their commencement as either operating or finance leases. We may receive renewal or expansion options, rent holidays, leasehold improvements or other incentives on certain lease agreements. We recognize a right-of-use asset and lease liability for all of our leases at the commencement of the lease. Lease liabilities are measured based on the present value of the minimum lease payments discounted by a rate determined as of the date of commencement. Right-of-use assets are measured based on the lease liability adjusted for any initial direct costs, prepaid rent, or lease incentives. Minimum lease payments made under operating and finance leases are apportioned between interest expense and a reduction of the related operating and finance lease obligations. Operating lease costs, including interest expense on operating leases, are presented

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
within Selling, general and administrative expense on the consolidated statements of operations and the related operating lease obligation is presented within Accrued expenses and other current liabilities and Operating lease obligations on the consolidated balance sheets. Amortization and interest expense on finance leases are presented within Selling, general and administrative expense and Other income (expense), net, respectively, on the consolidated statements of operations and the related finance lease obligation is presented within Accrued expenses and other current liabilities and Other non-current liabilities on the consolidated balance sheets.
As discussed above, the present value of minimum lease payments is used in determining the value of our operating and finance lease liabilities. The discount rate used to calculate the present value for lease payments is the rate implicit in the lease, unless that rate cannot be readily determined. For leases in which the rate implicit in the lease is not readily determinable, the discount rate is our incremental borrowing rate, which is determined based on information available at lease commencement and is equal to the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.
Certain lease agreements include variable lease costs which are primarily related to costs that are dependent on our usage of the underlying asset or lease payments that are dependent on an index when that index has changed since lease commencement. Those costs are expenses in the period in which they are incurred.
We establish liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Those costs are capitalized and amortized over the lease term, and the recorded liabilities are accreted to the future value of the estimated retirement costs. The related amortization and accretion expenses are presented within Selling, general and administrative expense on the consolidated statements of operations.
We have also subleased certain office facilities under operating lease agreements, for which we recognize sublease income on a straight-line basis over their respective lease terms. Sublease income is generally presented within Selling, general and administrative expense on the consolidated statements of operations.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Product revenue
We generate product revenue from our sales of first-party Goods transactions, which are direct sales of merchandise inventory. For product revenue transactions, we are the primary party responsible for providing the good to the customer, we have inventory risk and we have discretion in establishing prices. As such, product revenue is reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, is recognized when title passes to the customer upon delivery of the product.
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. In 2020, we have increased our constraint on revenue from unredeemed vouchers as customer redemptions have decreased due to the impacts of COVID-19 and may not be reflective of future redemption behavior. If actual redemptions differ from our estimates, the effects could be material to the consolidated financial statements.
Refunds
Refunds are recorded as a reduction of revenue. The liability for estimated refunds is included within Accrued expenses and other current liabilities on the consolidated balance sheets.
We estimate our refund reserve using historical refund experience by category. We assess the trends that could affect our estimates on an ongoing basis and make adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to our refund policies or general economic conditions, may cause future refunds to differ from our initial estimates. In 2020, we have experienced increased refund levels due to the impacts of COVID-19. If actual refunds differ from our estimates, the effects could be material to the consolidated financial statements.
Discounts, Customer Credits and Other Consideration Payable to Customers
We provide discount offers to encourage purchases of goods and services through our online marketplaces. We record discounts as a reduction of revenue.
Additionally, we issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer relationship purposes. Credits issued to satisfy refund requests are applied as a reduction to the refund reserve and customer credits issued for relationship purposes are classified as a reduction of revenue. Breakage income from customer credits that are not expected to be used is estimated and recognized as revenue in proportion to the pattern of redemption for customer credits that are used.
Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant or for merchandise inventory sold by us. When customer credits are redeemed for goods or services provided by a third-party merchant, service revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. When customer credits are redeemed for merchandise inventory sold by us, product revenue is recognized on a gross basis equal to the amount of the customer credit liability derecognized. Historically, customer credits have primarily been used within one year of issuance; however, usage patterns have been impacted from changes in customer behavior due to COVID-19.
Sales and Related Taxes
Sales, use, value-added and related taxes that are imposed on specific revenue-generating transactions are presented on a net basis and excluded from revenue.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized on a straight-line basis over the expected period of the merchant arrangement, generally from 12 to 18 months. Those costs are classified within Selling, general and administrative expense in the consolidated statements of operations.
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
Impairment of Long-Lived Assets
We review our long-lived assets, such as property, equipment and software, intangible assets and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long-lived asset or asset group to be held and used be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Long-lived assets or disposal groups classified as held for sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. Long-lived assets are not depreciated or amortized while classified as held for sale.
During the first quarter 2020, we determined a triggering event occurred that required us to evaluate our long-lived assets for impairment, and we recorded an impairment charge as a result of that assessment. See Note 3, COVID-19 Pandemic, for more information. During the year ended December 31, 2020, we recognized long-lived asset impairment charges related to our restructuring plan. See Note 16 Restructuring and Related Charges, for more information.
Stock-Based Compensation
We measure stock-based compensation cost at fair value. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest, except for awards with both performance conditions and a graded vesting schedule, which are recognized using the accelerated method. We present stock-based compensation expense within the consolidated statements of operations based on the classification of the respective employees' cash compensation. See Note 14, Compensation Arrangements.
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
In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU amends a wide variety of Topics in the Codification, including revolving-debt arrangements and allowance for credit losses related to leases. This ASU will be effective for annual reporting periods beginning after December 15, 2020 and interim periods within those annual periods and early adoption is permitted. We believe that the adoption of this guidance will not have a material impact on our consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, and also improves and amends the related EPS guidance for both Subtopics. This ASU will be effective for annual reporting periods beginning after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. We believe the accounting for our convertible senior notes will be affected by ASU 2020-06, however, we are still assessing the impact on our consolidated financial statements.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. This ASU amends a variety of Topics, including presentation and disclosures of financial statements, interim reporting, accounting changes and error corrections. This ASU will be effective for annual reporting periods beginning after December 15, 2021 and interim periods within those annual periods beginning after December 15, 2022 and early adoption is permitted. We are still assessing the impact of ASU 2020-10 on our consolidated financial statements.
There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our consolidated financial statements.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. COVID-19 PANDEMIC
Since March 2020, the COVID-19 pandemic has led to a significant decrease in consumer demand, a decrease in customer redemptions and elevated refund levels due to changes in consumer behavior and actions taken by governments to control the spread of COVID-19, including quarantines, travel restrictions, as well as business restrictions and shutdowns. The COVID-19 pandemic has had an adverse impact on our financial condition, results of operations and cash flows. Recovery from the COVID-19 pandemic could be volatile and prolonged given the unprecedented and continuously evolving nature of the situation. We continue to monitor the impact of COVID-19 on our business.
We plan to continue to actively manage and optimize our cash balances and liquidity, working capital and operating expenses, although there can be no assurances that we will be able to do so. In 2020, we took several steps to reduce costs, preserve cash in the near-term and improve liquidity, including, but not limited to: reducing our workforce and furloughing staff; continuing to sell Goods on our platform instead of quickly exiting the category; reducing marketing expense by significantly shortening payback thresholds and delaying brand marketing investments; transitioning merchants to redemption payment terms, instead of fixed payment terms; implementing a hiring freeze; eliminating broad-based merit increases for employees; replacing cash compensation with equity compensation in 2020 for all members of our Board of Directors ("the Board"); and amending our Credit Agreement (See Note 10, Financing Arrangements) to, among other things, provide covenant relief through the first quarter of 2021. The future impact of COVID-19 on our business, results of operations, financial condition and liquidity is highly uncertain and will ultimately depend on future developments, including the magnitude and duration of the pandemic and the protective measures associated with reducing its spread.
During the first quarter 2020, we determined the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decrease in our stock price required us to evaluate our long-lived assets and goodwill for impairment, which resulted in impairments of our long-lived assets and goodwill. See Note 6, Property, Equipment and Software, Net, Note 7, Goodwill and Other Intangible Assets, Note 9, Supplemental Consolidated Balance Sheets and Statements of Operations Information and Note 11, Leases, for more information.
In April 2020, the Board approved a multi-phase restructuring plan related to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. Actions taken under our restructuring plan changed how we used certain long-lived assets and required us to evaluate those long-lived assets for impairment, which resulted in impairments of our long-lived assets. These impairments are included in Restructuring and related charges on the consolidated statement of operations. See Note 16, Restructuring and Related Charges, for more information.
COVID-19 impacted the financial performance of our investees and resulted in an impairment of an Other equity investment and a loss on a fair value option investment that are included in Other income (expense), net on the consolidated statement of operations. See Note 8, Investments, for more information.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. DISCONTINUED OPERATIONS
In October 2016, we completed a strategic review of our international markets and decided to pursue strategic alternatives for our operations in 12 countries, which were primarily based in Asia and Latin America. The dispositions of our operations in those 12 countries were completed between November 2016 and March 2017. In connection with the dispositions of our operations in Latin America, we recorded indemnification liabilities for certain tax and other matters. See Note 12, Commitments and Contingencies, for additional information about the indemnification liabilities.
For the years ended December 31, 2020 and 2019, we recognized $0.4 million and $2.6 million in income (loss) from discontinued operations, net of tax primarily for a gain related to the expiration of certain contingent liabilities under indemnification agreements. There was no activity related to discontinued operations for the year ended December 31, 2018.
5. BUSINESS COMBINATIONS
On April 30, 2018, we acquired 80% of the outstanding shares of Cloud Savings Company, Ltd. ("Cloud Savings"), a UK-based business that operates online discount code and digital gift card platforms. Concurrent with the acquisition, we entered into an agreement that gave us the right to acquire the remaining outstanding shares of Cloud Savings, and in December 2018 we exercised that right. The primary purpose of this acquisition was to expand digital coupon offerings in our International segment. The aggregate acquisition-date fair value of the consideration transferred for the Cloud Savings acquisition was $74.6 million.
The results of the Cloud Savings acquisition were included in the consolidated financial statements beginning on the acquisition date of April 30, 2018. The revenue and net income of Cloud Savings included in our consolidated statements of operations were $12.9 million and $1.1 million for the period from April 30, 2018 through December 31, 2018. Pro forma results of operations for the Cloud Savings acquisition are not presented because the pro forma effects of that acquisition were not material to our consolidated results of operations.
We did not acquire any other businesses during the years ended December 31, 2020, 2019 and 2018.
6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The following summarizes property, equipment and software, net as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Warehouse equipment	$—	$5,144
Furniture and fixtures	5,005	9,113
Leasehold improvements	24,808	47,927
Office equipment	676	1,735
Purchased software	435	7,207
Computer hardware	121,307	143,118
Internally-developed software (1)	264,103	222,140
Total property, equipment and software, gross	416,334	436,384
Less: accumulated depreciation and amortization	(331,050)	(311,434)
Property, equipment and software, net	$85,284	$124,950
(1)The net carrying amount of internally-developed software was $57.9 million and $71.1 million as of December 31, 2020 and 2019.
Due to the triggering event and subsequent review of long-lived assets for impairment in the first quarter of 2020 described in Note 3, COVID-19 Pandemic, we recognized long-lived asset impairment of property, equipment and software, net of $15.2 million within our International segment related to our EMEA operations.
The assets that we deemed impaired were written down to fair value based on the discounted cash flow method that uses Level 3 inputs. The significant estimates used in the discounted cash flow models are the risk-

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
adjusted discount rates; forecasted revenue, cost of revenue and operating expenses; forecasted capital expenditures and working capital needs; weighted-average cost of capital; rates of long-term growth; and income tax rates.
The following table summarizes impairment for long-lived assets by asset type for the year ended December 31, 2020 (in thousands), of which $9.6 million is included in $22.4 million of Long-lived asset impairment and $5.6 million is included in $21.6 million of Restructuring and related charges on the consolidated statements of operations:

Long-Lived Asset Category	Impairment
Property, equipment and software, net
Furniture and fixtures	$413
Leasehold improvements	8,419
Office equipment	198
Purchased software	14
Computer hardware	2,842
Capitalized software	304
Internally-developed software	2,988
Total	$15,178
Depreciation and amortization expense on property, equipment and software is classified as follows in the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Service cost of revenue	$28,443	$28,917	$28,102
Product cost of revenue	9,434	6,466	8,467
Selling, general and administrative	39,915	56,027	64,761
Total	$77,792	$91,410	$101,330
The above amounts include amortization of internally-developed software of $58.8 million, $56.6 million and $53.9 million, and amortization expense on assets under finance leases of $6.7 million, $18.9 million and $30.2 million, for the years ended December 31, 2020, 2019 and 2018.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes goodwill activity by segment for the years ended December 31, 2020 and 2019 (in thousands):

	North America	International (1)	Consolidated
Balance as of December 31, 2018	$178,685	$146,806	$325,491
Foreign currency translation	—	(474)	(474)
Balance as of December 31, 2019	$178,685	$146,332	$325,017
Impairment	—	(109,486)	(109,486)
Foreign currency translation	—	(832)	(832)
Balance as of December 31, 2020	$178,685	$36,014	$214,699
(1)As of December 31, 2020, the International reporting unit had a negative carrying value.
Due to the triggering event and subsequent review of goodwill for impairment in the first quarter of 2020, as described in Note 3, COVID-19 Pandemic, we recognized goodwill impairment of $109.5 million within our International segment related to our EMEA operations. In order to evaluate goodwill for impairment in the first quarter 2020, we compared the fair values of our three reporting units (North America, EMEA and Asia Pacific) to their carrying values. In determining fair values for our reporting units, we used the discounted cash flow method and the market multiple valuation approach that use Level 3 inputs. The significant estimates used in the discounted cash flow models are the risk-adjusted discount rates; forecasted revenue, cost of revenue and operating expenses; forecasted capital expenditures and working capital needs; weighted average cost of capital; rates of long-term growth; and income tax rates. These estimates considered the recent deterioration in financial performance of the reporting units as well as the anticipated rate of recovery, and implied risk premiums based on the market prices of our equity and debt as of the assessment date. The significant estimates used in the market multiple valuation approach include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples. We did not recognize any goodwill impairment in our North America or Asia Pacific reporting units.
During the third quarter 2020, we exited our operations in Japan and New Zealand as part of our restructuring plan, which represents the majority of the countries in our Asia Pacific reporting unit. As a result, we combined the remainder of the Asia Pacific reporting unit and the EMEA reporting unit into a single International reporting unit, consistent with how management reviews the operating results of the business. As a result of the change in reporting units, we performed a qualitative assessment of potential goodwill impairment for the new International reporting unit and performed separate qualitative assessments of potential goodwill impairment for our Asia Pacific and EMEA reporting units immediately prior to the change. Based on those assessments, which considered current market conditions and recent business performance, we determined that the likelihood of a goodwill impairment did not reach the more-likely-than-not threshold. Accordingly, we concluded that goodwill relating to those reporting units was not impaired and further quantitative testing was not required to be performed. We did not identify any other triggering events that required us to evaluate goodwill impairment in our North America or International reporting units during the remainder of 2020. Additionally, we concluded that there was no goodwill impairment for either of our reporting units as a result of our annual goodwill impairment analysis. Therefore, we did not recognize additional goodwill impairment for any of our reporting units during the year ended December 31, 2020.
There was no goodwill impairment for the years ended December 31, 2019 and 2018.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes intangible assets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$—	$—	$—	$16,200	$16,200	$—
Merchant relationships	20,208	9,236	10,972	22,193	8,268	13,925
Trade names	9,651	7,921	1,730	9,558	7,369	2,189
Developed technology	2,121	1,863	258	3,651	2,685	966
Patents	10,813	4,697	6,116	23,021	18,167	4,854
Other intangible assets	17,823	6,748	11,075	26,115	12,757	13,358
Total	$60,616	$30,465	$30,151	$100,738	$65,446	$35,292
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense from continuing operations related to intangible assets was $9.7 million, $14.4 million and $14.5 million for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, our estimated future amortization expense related to intangible assets is as follows (in thousands):

2021	$8,551
2022	7,955
2023	6,780
2024	3,065
2025	1,481
Thereafter	2,319
Total	$30,151

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INVESTMENTS
The following table summarizes investments as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020	Percent Ownership of Voting Stock			December 31, 2019	Percent Ownership of Voting Stock
Available-for-sale securities - redeemable preferred shares	$—	19%	to	25%	$—	19%	to	25%
Fair value option investments	—	10%	to	19%	1,405	10%	to	19%
Other equity investments	37,671	1%	to	19%	75,171	1%	to	19%
Total investments	$37,671				$76,576
Available-for-Sale Securities
The fair value of redeemable preferred shares was $0.0 million as of December 31, 2020 and 2019. We recorded $10.0 million and $5.6 million of impairments of available-for-sale securities for the years ended December 31, 2019 and 2018 due to declines in the financial performance of the investee. Those impairments are classified within Other income (expense), net on the consolidated statements of operations.
In September 2018, we sold an available-for-sale security for total consideration of $8.6 million, which approximated its carrying amount and amortized cost as of the closing date.
Fair Value Option Investments
In connection with the dispositions of controlling stakes in Ticket Monster, an entity based in the Republic of Korea, and Groupon India in prior periods, we obtained minority investments in Monster Holdings LP ("Monster LP") and in Nearbuy Pte Ltd. ("Nearbuy"). We made an irrevocable election to account for both of those investments at fair value with changes in fair value reported in earnings. We elected to apply fair value accounting to those investments because we believe that fair value is the most relevant measurement attribute for those investments, as well as to reduce operational and accounting complexity. Our election to apply fair value accounting to those investments has and may continue to cause fluctuations in our earnings from period to period.
The following table summarizes gains and losses due to changes in fair value of those investments for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Monster LP	$—	$(69,408)	$(9,509)
Nearbuy	(1,405)	(3,089)	445
Total	$(1,405)	$(72,497)	$(9,064)
Monster LP
In 2015, we completed the sale of a controlling stake in Ticket Monster to an investor group, whereby we contributed all of the issued and outstanding share capital of Ticket Monster to Monster LP in exchange for Class B units of Monster LP, a newly-formed limited partnership, and $285.0 million in cash consideration. In February 2017, we participated in a recapitalization transaction with Monster LP whereby it exchanged all of its Class B units for 16,609,195 newly issued Class A-1 units. Upon closing of the transaction, we own 57% of the outstanding Class A-1 units, which represents 9% of the total outstanding partnership units.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
However, while providing more downside protection, those Class A-1 units provide less opportunity for appreciation than the Class B units previously held by us.
We determined that the fair value of our investment in Monster LP was $0.0 million as of December 31, 2020 and 2019. In 2019 we recognized a $69.4 million loss from changes in the fair value of our investment in Monster LP mainly due to revised cash flow projections provided by Monster LP and an increase in the discount rate applied to those forecasts to 26.0% as of March 31, 2019, as compared with 21.0% as of December 31, 2018. The revisions to the financial projections were made as a result of the deterioration in Ticket Monster's financial condition and continued underperformance compared with prior projections.
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
We determined that the fair value of our investment in Nearbuy was $0.0 million as of December 31, 2020 and $1.4 million as of December 31, 2019. During the first quarter 2020, we recognized a $1.4 million loss from changes in the fair value of our investment in Nearbuy due to revised cash flow projections and an increase in the discount rate applied to those forecasts, which increased to 30% as of March 31, 2020, as compared with 20% as of December 31, 2019. The revisions to the financial projections and the increase in the discount rate applied as of March 31, 2020 were due to the deterioration in the financial condition of Nearbuy as a result of COVID-19, which resulted in underperformance as compared with prior projections and an increase to financial projection risk. In 2019, we recognized a $3.1 million loss from changes in the fair value of our investment in Nearbuy due to revised cash flow projections.
Other Equity Investments
Other equity investments represent equity investments without readily determinable fair values. We have elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes and impairments.
The following table summarizes other equity investment activity for the years ended December 31, 2020 and 2019 (in thousands):

Balance as of December 31, 2018	$24,273
Upward adjustments for observable price changes	51,397
Dispositions	(640)
Foreign currency translation	141
Balance as of December 31, 2019	$75,171
Impairment of investments included in earnings	(6,684)
Dispositions	(33,843)
Foreign currency translation	3,027
Balance as of December 31, 2020	$37,671
In the first quarter 2020, we recorded a $6.7 million impairment to an other equity method investment as a result of revised cash flow projections and a deterioration in financial condition due to COVID-19. This impairment is classified within Other income (expense), net on the consolidated statements of operations. We did not recognize any other impairments to other equity investments during the year ended December 31, 2020.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In the fourth quarter 2019, we adjusted the carrying value of an other equity investment due to observable price changes in orderly transactions, which resulted in an unrealized gain of $51.4 million. This unrealized gain is classified within Other income (expense), net on the consolidated statements of operations for the year ended December 31, 2019. During the first quarter 2020, we sold 50% of our shares in that investment for total cash consideration of $34.0 million, which approximated the cost adjusted for observable price changes as of December 31, 2019.
For the year ended December 31, 2018, we recorded a $4.6 million impairment of an other equity investment. This impairment is classified within Other income (expense), net on the consolidated statements of operations.
9. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest income	$6,351	$7,744	$6,420
Interest expense	(33,192)	(23,593)	(21,909)
Changes in fair value of investments	(1,405)	(72,497)	(9,064)
Foreign currency gains (losses), net	17,919	(5,960)	(20,325)
Impairments of investments	(6,684)	(9,961)	(10,156)
Upward adjustment for observable price change of investment	—	51,397	—
Other	43	(459)	2,026
Other income (expense), net	$(16,968)	$(53,329)	$(53,008)
The following table summarizes prepaid expenses and other current assets as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Merchandise inventories	$1,280	$25,426
Prepaid expenses	18,038	27,077
Income taxes receivable	5,437	4,791
Other	15,686	24,779
Total prepaid expenses and other current assets	$40,441	$82,073

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes other non-current assets as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31,
	2020	2019
Deferred income tax	$11,593	$4,829
Debt issue costs, net	1,852	2,156
Deferred contract acquisition costs	5,315	10,133
Deferred cloud implementation costs (1)	10,402	7,372
Other	5,165	4,115
Total other non-current assets	$34,327	$28,605
(1)Following our review of long-lived assets for impairment in the first quarter of 2020, as described in Note 3, COVID-19 Pandemic, we recognized $0.9 million of long-lived asset impairments related to our EMEA operations, which is included in Other non-current assets. See Note 3, COVID-19 Pandemic, for more information.
The following table summarizes accrued merchant and supplier payables as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Accrued merchant payables	$303,260	$366,573
Accrued supplier payables (1)	107,703	174,367
Total accrued merchant and supplier payables	$410,963	$540,940
(1)Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes accrued expenses and other current liabilities as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Refund reserve	$33,173	$22,002
Compensation and benefits	54,958	49,009
Accrued marketing	15,299	41,110
Restructuring-related liabilities	13,746	—
Customer credits	61,006	13,764
Income taxes payable	7,862	5,044
Deferred revenue	11,223	17,951
Deferred payroll taxes (1)	2,922	—
Operating and finance lease obligations	37,755	40,768
Deferred cloud computing contract incentive	3,000	—
Other	54,055	70,544
Total accrued expenses and other current liabilities	$294,999	$260,192
(1)We have elected to defer certain payroll taxes under the Coronavirus Aid, Relief and Economic Security ("CARES") Act. These amounts are due by December 31, 2021.
The following table summarizes other non-current liabilities as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Contingent income tax liabilities	$25,593	$30,121
Finance lease obligations	730	5,831
Restructuring-related liabilities	385	—
Deferred income taxes	3,170	3,903
Deferred payroll taxes (1)	2,922	—
Deferred cloud computing contract incentive	4,250	—
Other	7,378	5,132
Total other non-current liabilities	$44,428	$44,987
(1)We have elected to defer certain payroll taxes under the Coronavirus Aid, Relief and Economic Security ("CARES") Act. These amounts are due by December 31, 2022.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the activity for accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Total
Balance as of December 31, 2017	$30,962	$882	$31,844
Other comprehensive income (loss) before reclassification adjustments	3,332	(841)	2,491
Reclassification adjustments included in net income (loss)	—	106	106
Other comprehensive income (loss)	3,332	(735)	2,597
Reclassification for impact of U.S. tax rate change	—	161	161
Balance as of December 31, 2018	34,294	308	34,602
Other comprehensive income (loss) before reclassification adjustments	4,858	(379)	4,479
Reclassification adjustments included in net income (loss)	—	—	—
Other comprehensive income (loss)	4,858	(379)	4,479
Balance as of December 31, 2019	39,152	(71)	39,081
Other comprehensive income (loss) before reclassification adjustments	(35,972)	—	(35,972)
Reclassification adjustments included in net income (loss)	—	—	—
Other comprehensive income (loss)	(35,972)	—	(35,972)
Balance as of December 31, 2020	$3,180	$(71)	$3,109
10. FINANCING ARRANGEMENTS
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
Each $1,000 of principal amount of the Notes initially is convertible into 9.25926 shares of common stock, which is equivalent to an initial conversion price of $108.00 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the Notes may convert their Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event, as set forth in a table contained in the indenture governing the Notes (the "Indenture"). Based on the closing price of the common stock of $37.99 as of December 31, 2020, the if-converted value of the Notes was less than the principal amount.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The carrying amount of the Notes consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount	(20,510)	(35,131)
Net carrying amount of liability component	$229,490	$214,869

Net carrying amount of equity component	$67,014	$67,014
The estimated fair value of the Notes as of December 31, 2020 and 2019 was $263.3 million and $262.7 million, and was determined using a lattice model. We classified the fair value of the Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the Notes and our cost of debt.
As of December 31, 2020, the remaining term of the Notes is approximately 1 years and 3 months. During the years ended December 31, 2020, 2019 and 2018, we recognized interest costs on the Notes as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contractual interest (3.25% of the principal amount per annum)	$8,128	$8,128	$8,128
Amortization of debt discount	14,621	13,200	11,916
Total	$22,749	$21,328	$20,044
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the consolidated balance sheets as of December 31, 2020 and 2019. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Notes, while the proceeds received from the warrants are not taxable.
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
In July 2020, we entered into an amendment to the revolving credit agreement (the "Amendment" and the revolving credit agreement as amended, the "Amended Credit Agreement") in order to provide us with operational flexibility and covenant relief through the end of the first quarter of 2021 (the "Suspension Period") in light of the ongoing impacts of COVID-19 on our business. In addition to the covenant relief described below, the Amendment permanently reduces borrowing capacity under our senior secured revolving credit facility from $400.0 million to $225.0 million.
We deferred debt issuance costs of $3.2 million as a result of entering into the Amended Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the consolidated balance sheet as of December 31, 2020 and are amortized to interest expense over the term of the respective agreement.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
We had $200.0 million of borrowings and $20.6 million of outstanding letters of credit under the Amended Credit Agreement as of December 31, 2020. We had no borrowings and $18.1 million of outstanding letters of credit under the credit agreement as of December 31, 2019.
11. LEASES
Adoption of ASC Topic 842, Leases
On January 1, 2019, we adopted ASC Topic 842 using the modified retrospective transition method. Beginning on January 1, 2019, our consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. Aside from the impact to our consolidated balance sheet discussed in Note 2, Summary of Significant Accounting Policies, lease presentation within the consolidated statements of operations and consolidated statements of cash flows are substantially consistent with historical treatment.
General Description of Leases
Our operating leases primarily consist of leases for real estate throughout the world with lease expirations between 2021 and 2027. These arrangements typically do not transfer ownership of the underlying asset as we do not assume, nor do we intend to assume, the risks and rewards of ownership. Our finance leases are related to purchases of property and equipment, primarily computer hardware, with expirations between 2021 and 2023. We have also subleased certain office facilities under operating lease agreements, with expirations between 2023 and 2026.
We lease our headquarters located in Chicago, Illinois ("600 West Chicago"). Our lease agreement for 600 West Chicago extends through January 31, 2026 and includes rent escalations that range from one to two percent per year, as well as expansion options and a five-year renewal option. The 600 West Chicago lease represents $66.8 million of the estimated future payments under operating leases shown in the table below. We account for the 600 West Chicago lease as an operating lease and recognize rent expense on a straight-line basis, taking into account rent escalations and lease incentives. We sublease a portion of our office space at 600 West Chicago to Uptake, Inc., a Lightbank LLC portfolio company as a related party transaction. The sublease was a market rate transaction on terms that we believe are no less favorable than would have been reached with an unrelated party. The sublease extends through January 31, 2026 and sublease rentals over the entire term total $18.2 million.
For more information about our lease accounting policies, including lease recognition policy and significant assumptions and judgments used, see Note 2, Summary of Significant Accounting Policies.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following summarizes right-of-use assets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Right-of-use assets - operating leases	$107,509	$133,832
Right-of-use assets - finance leases (1)	21,523	28,193
Total right-of-use assets, gross	129,032	162,025
Less: accumulated depreciation and amortization	(44,590)	(36,380)
Right-of-use assets, net	$84,442	$125,645
(1)Right-of-use assets for finance leases are included in Property, equipment and software, net on the consolidated balance sheet.
Due to the triggering event and subsequent review of long-lived assets for impairment in the first quarter of 2020, as described in Note 3, COVID-19 Pandemic, we recognized a long-lived asset impairment of $10.5 million related to right-of-use assets - operating leases and $1.3 million related to right-of-use assets - finance leases within our International segment related to our EMEA operations, which are presented in Long-lived asset impairments on the consolidated statements of operations.
Due to actions taken under our restructuring plan, we recognized long-lived asset impairments of $16.0 million related to right-of-use assets - operating leases for the year ended December 31, 2020, which is presented in Restructuring and related charges on the consolidated statements of operations.
The following table summarizes our lease costs and sublease income for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Financing lease cost:
Amortization of right-of-use assets	$6,737	$18,922
Interest on lease liabilities	522	1,021
Total finance lease cost	7,259	19,943
Operating lease cost (1) (2)	30,870	34,397
Variable lease cost (3)	8,143	8,551
Short-term lease cost	313	365
Sublease income, gross (4)	(4,693)	(5,045)
Total lease cost	$41,892	$58,211
(1)Rent expense under operating leases was $40.1 million for the year ended December 31, 2018.
(2)Operating lease costs presented as Selling, general and administrative and Restructuring and related charges totaled $23.1 million and $7.8 million in the consolidated statements of operations for the year ended December 31, 2020.
(3)Variable lease costs presented as Selling, general and administrative and Restructuring and related charges totaled $7.0 million and $1.1 million in the consolidated statements of operations for the year ended December 31, 2020.
(4)Sublease income, gross presented as Selling, general and administrative and Restructuring and related charges totaled $1.2 million and $3.5 million in the consolidated statements of operations for the year ended December 31, 2020. Sublease income was $6.5 million for the year ended December 31, 2018.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2020, the future payments under finance leases and operating leases for each of the next five years and thereafter are as follows (in thousands):

	Finance Leases	Operating Leases
2021	$4,717	$38,690
2022	715	35,451
2023	12	27,025
2024	—	19,599
2025	—	16,175
Thereafter	—	1,701
Total minimum lease payments	5,444	138,641
Less: Amount representing interest	(92)	(14,581)
Present value of net minimum lease payments	5,352	124,060
Less: Current portion of lease obligations	(4,622)	(33,133)
Total long-term lease obligations	$730	$90,927
As of December 31, 2020, we do not have any non-cancelable operating lease commitments that have not yet commenced.
As of December 31, 2020, the future amounts due under subleases for each of the next five years and thereafter are as follows (in thousands):

Subleases
2021	$5,065
2022	5,103
2023	4,385
2024	2,333
2025	2,362
Thereafter	197
Total future sublease income	$19,445
As of December 31, 2020, the weighted-average remaining lease term and weighted-average discount rate for our finance leases and operating leases were as follows:

	Finance Leases	Operating Leases
Weighted-average lease term	1 year	4 years
Weighted-average discount rate	5.4%	5.4%
12. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
We have entered into non-cancelable arrangements with third-parties, primarily related to cloud computing and other information technology services. As of December 31, 2020, future payments under these contractual obligations were as follows (in thousands):

2021	$27,365
2022	27,452
2023	27,730
2024	20
2025	—
Thereafter	—
Total purchase obligations	$82,567

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
On April 28, 2020, an individual plaintiff filed a securities fraud class action complaint in the United States District Court for the Northern District of Illinois, and in July 2020, another individual was appointed as lead plaintiff. The lawsuit covers the time period from July 30, 2019 through February 18, 2020. The lead plaintiff alleges that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program. Groupon filed a motion to dismiss the complaint in this matter and is awaiting a ruling by the court. We intend to vigorously defend against these allegations, which we believe to be without merit.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. In 2020 and 2019, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. The resulting benefit of $0.4 million and $2.2 million is recorded within Income (loss) from discontinued operations on the consolidated statements of operations for the years ended December 31, 2020 and 2019. Our remaining indemnification liabilities were $2.8 million as of December 31, 2020. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of December 31, 2020 is approximately $11.7 million.
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
13. STOCKHOLDERS' EQUITY
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
As a result, the number of shares and income (loss) per share disclosed throughout this Annual Report on Form 10-K have been retrospectively adjusted to reflect the reverse stock split.
Preferred Stock
Our Board of Directors has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of our common stock. As of December 31, 2020 and 2019, there were no shares of preferred stock outstanding.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock
Pursuant to our restated certificate of incorporation, the Board has the authority to issue up to a total of 100,500,000 shares of common stock. Each holder of common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. In addition, holders of our common stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the year ended December 31, 2020, we did not repurchase any shares under the program. As of December 31, 2020, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time.
14. COMPENSATION ARRANGEMENTS
Groupon, Inc. Stock Plans
In January 2008, we adopted the 2008 Stock Option Plan, as amended (the "2008 Plan"), under which options for up to 3,230,925 shares of common stock were authorized to be issued to employees, consultants and directors. The 2008 Plan was frozen in December 2010. In April 2010, we established the Groupon, Inc. 2010 Stock Plan, as amended in April 2011 (the "2010 Plan"), under which options and restricted stock units ("RSUs") for up to 1,000,000 shares of common stock were authorized for future issuance to employees, consultants and directors. No new awards may be granted under the 2010 Plan following our initial public offering in November 2011. In August 2011, we established the Groupon, Inc. 2011 Stock Plan (the "2011 Plan"), as amended in November 2013, May 2014, June 2016 and April 2019, under which options, RSUs and performance stock units for up to 9,375,000 shares of common stock were authorized for future issuance to employees, consultants and directors.
The Groupon, Inc. Stock Plans described above (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of December 31, 2020, 3,135,422 shares of common stock were available for future issuance under the Plans.
The stock-based compensation expense related to stock awards issued under the Plans and acquisition-related awards are presented within the following line items of the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$662	$1,482	$1,485
Marketing	1,522	5,809	6,948
Selling, general and administrative	36,826	74,324	56,288
Restructuring and related charges	1,735	—	—
Other income (expense), net	—	—	100
Total stock-based compensation expense	$40,745	$81,615	$64,821
We capitalized $4.5 million, $7.1 million and $7.4 million of stock-based compensation for the years ended December 31, 2020, 2019 and 2018, in connection with internally-developed software and cloud computing arrangements.
Employee Stock Purchase Plan
The Groupon, Inc. 2012 Employee Stock Purchase Plan, as amended, authorizes us to grant up to 1,000,000 shares of common stock under that plan. For the years ended December 31, 2020, 2019 and 2018, 69,371, 74,300 and 81,053 shares of common stock were issued under the ESPP.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes restricted stock unit activity under the Plans for the year ended December 31, 2020:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2019	$1,527,014	$74.80
Granted	1,836,665	24.92
Vested	(679,944)	72.25
Forfeited	(830,728)	62.48
Unvested at December 31, 2020	$1,853,007	$31.91
The weighted-average grant date fair value of restricted stock units granted in 2019 and 2018 was $68.80 and $91.80. The fair value of restricted stock units that vested during each of the three years ended December 31, 2020, 2019 and 2018 was $19.2 million, $43.8 million and $64.1 million. As of December 31, 2020, $38.8 million of unrecognized compensation costs related to unvested employee restricted stock units are expected to be recognized over a remaining weighted-average period of 0.92 years.
Performance Share Units
We grant performance share units under the Plans that vest in shares of our common stock upon the achievement of financial and operational targets specified in the respective award agreement ("Performance Share Units"). During the year ended December 31, 2019, we also granted performance share units subject to a market condition ("Market-based Performance Share Units").
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
The table below summarizes Performance Share Unit activity under the Plans for the year ended December 31, 2020:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)	Market-based Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2019	203,853	$79.76	341,002	$60.60
Granted	96,598	15.44	—	—
Vested	(104,441)	80.77	—	—
Forfeited	(71,301)	79.91	(283,334)	60.60
Unvested at December 31, 2020	124,709	$29.73	57,668	$60.60

Maximum shares issuable upon vesting at December 31, 2020	173,008		57,668

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2020, $1.3 million of unrecognized compensation costs related to unvested Performance Share Units are expected to be recognized over a remaining weighted-average period of 1.54 years. We have recognized all compensation costs related to our unvested Market-Based Performance Share Units.
15. REVENUE RECOGNITION
We recognize revenue when we satisfy a performance obligation by transferring a promised good or service to a customer. Substantially all of our performance obligations are satisfied at a point in time rather than over time. We offer goods and services through our online marketplaces in three primary categories: Local, Goods and Travel. See , Note 21, Segment Information, for revenue summarized by reportable segment and category.
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
Contract Balances
A substantial majority of our deferred revenue relates to product sales for which revenue will be recognized as the products are delivered to customers, generally within one week following the balance sheet date. Our deferred revenue was $11.2 million as of December 31, 2020. As of December 31, 2019 and 2018, our deferred revenue was $18.0 million and $25.5 million, all of which was recognized during the years ended December 31, 2020 and 2019, respectively.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the years ended December 31, 2020 and 2019 (in thousands):

Customer Credits
Balance as of December 31, 2018	$15,118
Credits issued	115,031
Credits redeemed	(102,682)
Breakage revenue recognized	(13,699)
Foreign currency translation	(4)
Balance as of December 31, 2019	$13,764
Credits issued	213,826
Credits redeemed	(147,096)
Breakage revenue recognized	(21,364)
Foreign currency translation	1,876
Balance as of December 31, 2020	$61,006
Cost of Obtaining Contracts
Deferred contract acquisition costs are presented within the following line items of the consolidated balance sheets as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Prepaid expenses and other current assets	$1,009	$2,501
Other non-current assets	5,315	10,133
For the years ended December 31, 2020, 2019 and 2018, we amortized $15.3 million, $20.4 million and $25.2 million of deferred contract acquisition costs and did not recognize any impairment losses in relation to the deferred costs.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Allowance for Expected Credit Losses on Accounts Receivable
The following table summarizes the activity in the allowance for expected credit losses on accounts receivables for the year ended December 31, 2020 (in thousands):

Allowance for Expected Credit Losses
Balance as of January 1, 2020	$3,693
Change in provision	9,631
Write-offs	(3,315)
Foreign currency translation	(253)
Balance as of December 31, 2020	$9,756
16. RESTRUCTURING AND RELATED CHARGES
In April 2020, the Board approved a multi-phase restructuring plan of up to $105.0 million of total pretax charges related to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. We expect to incur total pretax charges of $75.0 million to $105.0 million in connection with the multi-phase restructuring actions through the end of 2021. The first phase of the restructuring actions included an overall reduction of approximately 1,200 positions globally and the exit or discontinuation of the use of certain leases and other assets. The majority of the first phase of workforce reductions and impairments of our right-of-use and other long-lived assets occurred during the second quarter 2020. In the third quarter 2020, we initiated the second phase of our restructuring plan, which included additional workforce reductions and the exit of our operations in New Zealand and Japan. The majority of our restructuring charges are expected to be paid in cash and primarily relate to employee severance and benefits expenses, facilities-related costs and professional advisory fees. We will continue to evaluate our cost structure, including additional workforce reductions, as part of our restructuring plan. Costs incurred related to the restructuring plan are classified as Restructuring and related charges on the consolidated statements of operations.
The following table summarizes costs incurred by segment related to the restructuring plan for the year ended December 31, 2020 (in thousands):

	Year Ended December 31, 2020
	Employee Severance and Benefit Costs (1)	Legal and Advisory Costs	Property, Equipment and Software Impairments (2)	Right-of-Use Asset Impairments and Lease-related Charges (3)	Total Restructuring Charges
North America	$17,322	$1,308	$5,322	$13,775	$37,727
International	20,679	829	291	5,310	27,109
Consolidated	$38,001	$2,137	$5,613	$19,085	$64,836
(1)The employee severance and benefits costs for the year ended December 31, 2020 are related to the termination and planned termination of approximately 1,200 employees. Additional severance and benefits costs may be incurred in future periods. Substantially all of the remaining cash payments for the costs accrued as of December 31, 2020 are expected to be disbursed by the end of 2021.
(2)Includes long-lived asset impairments of $5.6 million for the year ended December 31, 2020.
(3)Includes long-lived asset impairments of $16.0 million for the year ended December 31, 2020.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a part of our restructuring plan, we vacated several of our leased facilities, and many of those facilities are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income and other variable lease costs related to the leased facilities vacated as part of our restructuring plan are presented within Restructuring and related charges in the consolidated statements of operations. The current and non-current liabilities associated with these leases continue to be presented within Other current liabilities and Operating lease obligations in the consolidated balance sheets.
Due to actions taken under our restructuring plan, we recognized $18.1 million and $3.5 million of long-lived asset impairment in our North America and International segments during the year ended December 31, 2020.
The following table summarizes restructuring liability activity for the years ended December 31, 2020 and 2019 (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2018	$1,119	$—	$1,119
Charges payable in cash	31	—	31
Cash payments	(436)	—	(436)
Foreign currency translation	(15)	—	(15)
Balance as of December 31, 2019 (1)	$699	$—	$699
Charges payable in cash (2)	36,266	2,137	38,403
Cash payments	(25,328)	(1,289)	(26,617)
Foreign currency translation	1,660	(14)	1,646
Balance as of December 31, 2020	$13,297	$834	$14,131
(1)Amounts included in the year ended December 31, 2019 are related to prior restructuring plans and the liabilities under those plans have been substantially settled.
(2)Excludes stock-based compensation of $1.7 million related to accelerated vesting of stock-based compensation awards for certain employees terminated as a result of our restructuring activities during the year ended December 31, 2020.
17. INCOME TAXES
The components of pretax income (loss) from continuing operations for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(55,699)	$6,758	$23,349
International	(238,367)	(20,289)	(22,318)
Income (loss) before provision (benefit) for income taxes	$(294,066)	$(13,531)	$1,031
The provision (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018 was allocated between continuing operations and discontinued operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Continuing Operations	$(7,504)	$761	$(957)
Discontinued Operations	—	—	—
Total	$(7,504)	$761	$(957)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2020, 2019 and 2018 consisted of the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current taxes:
U.S. federal	$(180)	$(5,901)	$768
State	1,719	929	57
International	(1,942)	7,218	3,218
Total current taxes	(403)	2,246	4,043
Deferred taxes:
U.S. federal	32	32	(319)
State	114	(9)	—
International	(7,247)	(1,508)	(4,681)
Total deferred taxes	(7,101)	(1,485)	(5,000)
Provision (benefit) for income taxes	$(7,504)	$761	$(957)
The items accounting for differences between the income tax provision (benefit) from continuing operations computed at the U.S. federal statutory rate and the provision (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018 (2)
U.S. federal income tax provision (benefit) at statutory rate	$(61,805)	$(2,842)	$216
Foreign income and losses taxed at different rates (1)	8,608	5,529	2,113
State income taxes, net of federal benefits, and state tax credits	6,487	5,297	720
Change in valuation allowances	(4,474)	(10,074)	(7,727)
Effect of income tax rate changes on deferred items	618	(3,443)	1,544
Tax effects of intercompany transactions	—	—	607
Adjustments related to uncertain tax positions	(15,518)	(12,418)	18
Non-deductible stock-based compensation expense	3,803	6,355	3,239
Tax (windfalls)/shortfalls on stock-based compensation awards	3,876	2,042	(335)
Federal research and development credits, net of adjustments	6,043	3,447	(8,331)
Forgiveness of intercompany liabilities	(2,863)	67	(1,340)
Ordinary stock loss	—	—	(11,815)
Net operating loss expiration	19,962	12,537	—
Goodwill impairment	23,202	—	—
Non-deductible or non-taxable items	4,557	(5,736)	20,134
Provision (benefit) for income taxes	$(7,504)	$761	$(957)
(1)Tax rates in foreign jurisdictions were generally lower than the U.S. federal statutory rate through December 31, 2020. This results in an adverse impact to the provision (benefit) for income taxes in this rate reconciliation for the years ended December 31, 2020, 2019 and 2018 prior to the impact of valuation allowances, due to the net pretax losses from continuing operations in certain foreign jurisdictions with lower tax rates.
(2)During the year ended December 31, 2019, we updated our net operating losses to remove deferred tax assets that could never be utilized due to IRC Section 382 limitations. The amount of State income taxes, net of federal benefits, and state tax credits, Change in valuation allowances and Non-deductible or non-taxable items for the year ended December 31, 2018 have been updated from $2.0 million, $3.8 million and $7.3 million previously reported to reflect that change.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The deferred income tax assets and liabilities consisted of the following components as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued expenses and other liabilities	$54,699	$35,565
Operating lease obligation	16,279	22,557
Stock-based compensation	5,129	7,657
Net operating loss and tax credit carryforwards	142,835	157,202
Intangible assets, net	22,974	21,002
Investments	24,885	23,012
Unrealized foreign currency exchange losses	1,244	3,765
Other	985	1,017
Total deferred tax assets	269,030	271,777
Less: Valuation allowances	(212,143)	(206,394)
Deferred tax assets, net of valuation allowance	56,887	65,383
Deferred tax liabilities:
Prepaid expenses and other assets	(12,288)	(16,343)
Property, equipment and software, net	(8,211)	(11,994)
Right-of-use asset	(11,433)	(20,172)
Convertible senior notes	(1,163)	(1,883)
Deferred revenue	(15,369)	(14,064)
Total deferred tax liabilities	(48,464)	(64,456)
Net deferred tax asset (liability)	$8,423	$927
We have incurred significant losses in recent periods and had an accumulated deficit of $1,320.9 million as of December 31, 2020. As a result, we maintained valuation allowances against our domestic deferred tax assets and substantially all of our foreign deferred tax assets as of December 31, 2020 and 2019 to reduce their carrying values to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.
We had $24.1 million of federal net operating loss carryforwards as of December 31, 2020 which will begin expiring in 2027. We had $77.5 million of state net operating loss carryforwards as of December 31, 2020, which began expiring in the current period. As of December 31, 2020, we had $465.2 million of foreign net operating loss carryforwards, a significant portion of which carry forward for an indefinite period.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes activity related to our gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning Balance	$64,361	$87,637	$87,359
Increases related to prior year tax positions	8,389	3,754	1,500
Decreases related to prior year tax positions	(22,541)	(28,767)	(21)
Increases related to current year tax positions	1,994	6,086	7,533
Decreases based on settlements with taxing authorities	—	—	—
Decreases due to lapse of statute limitations	(5,640)	(3,875)	(9,447)
Foreign currency translation	2,397	(474)	713
Ending Balance	$48,960	$64,361	$87,637
The total amount of unrecognized tax benefits as of December 31, 2020, 2019 and 2018 that, if recognized, would affect the effective tax rate are $19.9 million, $25.1 million and $33.3 million.
We recognized $1.0 million, $1.4 million and $1.6 million of interest and penalties within Provision (benefit) for income taxes on our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018. Total accrued interest and penalties as of December 31, 2020 and 2019 were $4.9 million and $4.9 million, and are included within Other non-current liabilities in our consolidated balance sheets.
We are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We recognized income tax benefits of $8.9 million, $12.3 million and $7.9 million for the years ended December 31, 2020, 2019 and 2018, as a result of new information that impacted our estimates of the amounts that are more-likely-than not of being realized upon settlement of the related tax positions and due to expirations of the applicable statutes of limitations. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $126.4 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $3.4 million in unrecognized tax benefits may occur within the 12 months following December 31, 2020 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of December 31, 2020 and 2019 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
Groupon uses a cost-sharing arrangement under which controlled members agree to share the costs and risks of developing intangible properties in accordance with their reasonably anticipated share of benefits from the intangibles. In 2019, the Ninth Circuit Court of Appeals entered a decision in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. Altera then petitioned the United States Supreme Court to review the Ninth Circuit's decision. In June 2020, the Supreme Court denied this petition, and accordingly, the Ninth Circuit's Altera decision stands. The Altera decision did not have a material impact on our provision for income taxes for the years ended December 31, 2020 and 2019.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. VARIABLE INTEREST ENTITY
We have an arrangement with a strategic partner to offer deals related to live events, and a limited liability company ("LLC") has been established to administer that arrangement. Groupon and the strategic partner each own 50% of the outstanding LLC interests, and income and cash flows of the LLC are allocated based on agreed upon percentages specified in the related LLC agreement.
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
19. FAIR VALUE MEASUREMENTS
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
We have classified our fair value option investments and our investments in available-for-sale securities as Level 3 due to the lack of observable market data over fair value inputs such as cash flow projections and discount rates. Increases in projected cash flows and decreases in discount rates contribute to increases in the estimated fair values of the fair value option investments and available-for-sale securities, whereas

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
decreases in projected cash flows and increases in discount rates contribute to decreases in their fair values. Our fair value option investments were $0.0 million and $1.4 million as of December 31, 2020 and 2019.
Contingent consideration. We are subject to a contingent consideration arrangement to transfer a maximum payout in cash of $2.5 million to the former owners of a business acquired on April 30, 2018. See Note 5, Business Combinations, for further discussion of that acquisition.
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Assets
Fair value option investments:
Beginning Balance	$1,405	$73,902	$82,966
Total gains (losses) included in earnings	(1,405)	(72,497)	(9,064)
Ending Balance	$—	$1,405	$73,902
Unrealized (losses) gains still held (1)	$(1,405)	$(72,497)	$(9,064)
Available-for-sale securities
Convertible debt securities:
Beginning Balance	$—	$—	$11,354
Proceeds from sales and maturities of convertible debt securities	—	—	(8,594)
Transfer to other equity method investment upon conversion of convertible debt security	—	—	(4,008)
Total gains (losses) included in other comprehensive income (loss)	—	—	(1,148)
Total gains (losses) included in earnings (2)	—	—	2,396
Ending Balance	$—	$—	$—
Unrealized gains (losses) still held (1)	$—	$—	$—
Redeemable preferred shares:
Beginning Balance	$—	$10,340	$15,431
Total gains (losses) included in other comprehensive income (loss)	—	(379)	379
Impairments included in earnings	—	(9,961)	(5,470)
Ending Balance	$—	$—	$10,340
Unrealized gains (losses) still held (1)	$—	$(10,340)	$(5,091)

Liabilities
Contingent Consideration:
Beginning Balance	$1,298	$1,529	$—
Issuance of contingent consideration in connection with acquisitions	—	—	1,589
Settlements of contingent consideration liabilities	(908)	(312)	—
Total losses (gains) included in earnings	6	39	56
Foreign currency translation	(70)	42	(116)
Ending Balance	$326	$1,298	$1,529
Unrealized losses (gains) still held (1)	$6	$39	$56
(1)Represents the unrealized gains or losses recorded in earnings and/or other comprehensive income (loss) during the period for assets and liabilities classified as Level 3 that are still held (or outstanding) at the end of the period.
(2)Represents a gain at maturity of a previously impaired convertible debt security, accretion of interest income and changes in the fair value of the embedded derivative.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or increased due to an observable price change in an orderly transaction.
We recognized $109.5 million in non-cash impairment charges related to goodwill and $44.0 million in non-

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
cash impairment charges related to long-lived assets during the year ended December 31, 2020, of which $21.6 million is included in Restructuring and related charges on our consolidated statements of operations. See Note 6, Property, Equipment and Software, Net, Note 7, Goodwill and Other Intangible Assets, Note 11, Leases and Note 16, Restructuring and Related Charges, for additional information.
We recognized a $6.7 million impairment related to an other equity method investment during the year ended December 31, 2020. See Note 8, Investments, for additional information.
For the year ended December 31, 2019, we adjusted the carrying value of an other equity investment for observable price changes in an orderly transaction, which resulted in an unrealized gain of $51.4 million. See Note 8, Investments, for additional information.
For the year ended December 31, 2018, we recorded a $4.6 million impairment of an other equity investment. To determine the fair value of the investment, we considered the financial condition of the investee and applied a market approach. We have classified the fair value measurement of that other equity investment as Level 3 because it involves significant unobservable inputs. See Note 8, Investments, for additional information.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of December 31, 2020 and 2019 due to their short-term nature.
20. INCOME (LOSS) PER SHARE
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
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share amounts and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) - continuing operations	$(286,562)	$(14,292)	$1,988
Less: Net income (loss) attributable to noncontrolling interests	1,751	10,682	13,067
Net income (loss) attributable to common stockholders - continuing operations	$(288,313)	$(24,974)	$(11,079)
Net income (loss) attributable to common stockholders - discontinued operations	382	2,597	—
Net income (loss) attributable to common stockholders	$(287,931)	$(22,377)	$(11,079)
Denominator
Weighted-average common shares outstanding	28,604,115	28,370,417	28,325,555

Basic and diluted net income (loss) per share:
Continuing operations	$(10.08)	$(0.88)	$(0.39)
Discontinued operations	0.01	0.09	—
Basic and diluted net income (loss) per share	$(10.07)	$(0.79)	$(0.39)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Year Ended December 31,
	2020	2019	2018
Restricted stock units	1,887,322	1,652,002	1,527,601
Other stock-based compensation awards	199,629	125,562	102,054
Convertible senior notes	2,314,815	2,314,815	2,314,815
Warrants	2,314,815	2,314,815	2,314,815
Total	6,716,581	6,407,194	6,259,285
We had outstanding Market-based Performance Share Units as of December 31, 2020 that were eligible to vest into shares of common stock subject to the achievement of specified performance or market conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. As of December 31, 2020, there were up to 57,668 shares of common stock issuable upon vesting of outstanding Market-based Performance Share Units that were excluded from the table above as the performance or market conditions were not satisfied as of the end of the period.
21. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by our chief operating decision maker to assess performance and make resource allocation decisions. During the third quarter 2020, we changed our measure of segment profitability from operating income (loss) to contribution profit, defined as gross profit less marketing expense, which is consistent with how management reviews the operating results of the segments. Contribution profit measures the amount of marketing investment needed to generate gross profit. Other operating expenses are excluded from contribution profit as management does not review those expenses by segment. Our operations are organized into two segments: North America and International.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes revenue by reportable segment and category for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
North America
Service revenue:
Local	$432,183	$721,038	$752,863
Goods	35,276	16,236	18,283
Travel	17,686	57,939	71,856
Total service revenue	485,145	795,213	843,002
Product revenue - Goods	333,479	563,694	796,393
Total North America revenue (1)	$818,624	$1,358,907	$1,639,395

International
Service revenue:
Local	$138,274	$287,611	$306,700
Goods	11,757	9,441	14,602
Travel	8,477	34,092	41,183
Total service revenue	158,508	331,144	362,485
Product revenue - Goods	439,736	528,864	634,866
Total International revenue (1)	$598,244	$860,008	$997,351
(1)North America includes revenue from the United States of $808.3 million, $1,333.9 million and $1,600.2 million for the years ended December 31, 2020, 2019 and 2018. International includes revenue from the United Kingdom of $216.3 million, $314.3 million and $390.4 million for the years ended December 31, 2020, 2019 and 2018. There were no other individual countries that represented more than 10% of consolidated total revenue for the years ended December 31, 2020, 2019 and 2018. Revenue is attributed to individual countries based on the location of the customer.
The following table summarizes gross profit by reportable segment and category for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
North America
Service gross profit:
Local	$379,040	$643,499	$671,352
Goods	28,852	13,165	15,302
Travel	12,907	45,739	57,945
Total service gross profit	420,799	702,403	744,599
Product gross profit - Goods	54,832	105,342	146,085
Total North America gross profit	$475,631	$807,745	$890,684

International
Service gross profit:
Local	$125,912	$269,666	$289,427
Goods	10,496	8,509	13,252
Travel	7,150	31,317	38,132
Total service gross profit	143,558	309,492	340,811
Product gross profit - Goods	58,105	68,892	89,106
Total International gross profit	$201,663	$378,384	$429,917

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes contribution profit by reportable segment for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
North America
Gross profit	$475,631	$807,745	$890,684
Marketing	96,039	214,069	273,787
Contribution profit	379,592	593,676	616,897

International
Gross profit	201,663	378,384	429,917
Marketing	58,495	125,286	121,950
Contribution profit	143,168	253,098	307,967

Consolidated
Gross profit	677,294	1,186,129	1,320,601
Marketing	154,534	339,355	395,737
Contribution profit	522,760	846,774	924,864
Selling, general and administrative	603,185	806,945	870,961
Goodwill impairment	109,486	—	—
Long-lived asset impairment	22,351	—	—
Restructuring and related charges	64,836	31	(136)
Income (loss) from operations	$(277,098)	$39,798	$54,039
The following table summarizes total assets by reportable segment as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Total assets:
North America (1)	$971,110	$1,045,500
International (1)	440,397	541,243
Consolidated total assets	$1,411,507	$1,586,743
(1)North America contains assets from the United States of $948.1 million and $1,020.0 million as of December 31, 2020 and 2019. International contains assets from Switzerland of $151.7 million and $175.2 million as of December 31, 2020 and 2019. There were no other individual countries that represented more than 10% of consolidated total assets as of December 31, 2020 and 2019.
The following table summarizes tangible property and equipment, net of accumulated depreciation and amortization, by reportable segment as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
North America (1)	$19,427	$35,798
International (1)	7,802	17,719
Consolidated total	$27,229	$53,517
(1)Substantially all tangible property and equipment within North America is located in the United States. There were no other individual countries located outside of the United States that represented more than 10% of consolidated tangible property and equipment, net as of December 31, 2020 and 2019.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes depreciation and amortization of property, equipment and software and intangible assets by reportable segment for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
North America	$78,805	$89,083	$101,419
International	8,717	16,682	14,409
Consolidated total	$87,522	$105,765	$115,828
The following table summarizes expenditures for additions to tangible long-lived assets by reportable segment for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
North America	$2,000	$6,791	$6,194
International	2,707	6,103	10,393
Consolidated total	$4,707	$12,894	$16,587

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
Based on this evaluation, our management concluded that, as of December 31, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, our employees have been working remotely. We have not identified any material changes to our internal controls over financial reporting as a result of COVID-19 or related changes to our working environment. We are continually monitoring and assessing the impact the COVID-19 pandemic and related restrictions have on our own internal controls to minimize the effect on their design and operating effectiveness.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Groupon, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 25, 2021

ITEM 9B. OTHER INFORMATION
On February 25, 2021, the Compensation Committee of the Board (the “Compensation Committee”), in connection with its annual compensation review process, approved annual compensation for the Company’s named executive officers (the “NEOs”). The Compensation Committee did not approve any changes to the NEOs’ base salaries, and each NEO will be eligible for an annual performance bonus equal to 100% of annual base salary.
In addition, the Compensation Committee approved annual equity awards of restricted stock units (“RSUs”) and performance stock units (“PSUs”) under the Groupon, Inc. 2011 Incentive Plan, as amended. Aaron Cooper, Interim Chief Executive Officer, will receive RSUs with a value equal to $2,520,000 and PSUs with a value equal to $1,680,000. Melissa Thomas, Chief Financial Officer, will receive RSUs with a value equal to $828,000 and PSUs with a value equal to $552,000. Mr. Drobny, Chief Administrative Officer and General Counsel, will receive RSUs with a value equal to $528,000 and PSUs with a value equal to $352,000. The RSUs and PSUs described above will vest over a two year period. PSUs may be earned, if at all, in an amount ranging from 0% to 200% of the target award depending on the achievement of applicable performance metrics in 2021. The number of units with respect to the equity awards described above will be determined on a future date in connection with the Company’s regular annual compensation process.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Directors is incorporated by reference from the information under the captions "Board of Directors" and "Corporate Governance at Groupon" in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2020 ("2021 Proxy Statement"). Information regarding our Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board Committees" and "Audit Committee Report" in our 2021 Proxy Statement. Pursuant to General Instruction G(3) on Form 10-K, information regarding our Executive Officers can be found in Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
Code of Ethics
We have adopted a Code of Conduct, which is applicable to our chief executive officer, chief financial officer and other principal executive and senior financial officers. Our Code of Conduct is available through our website (www.groupon.com). Information about the Code of Conduct is incorporated by reference from the information under the caption "Corporate Governance at Groupon" in our 2021 Proxy Statement. We will post any amendment to or waiver from the provisions of the Code of Conduct that applies to the above executive officers on our investor relations website (investor.groupon.com) under the caption "Corporate Governance."
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information under the captions "Named Executive Officer Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2021 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information under the captions "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in our 2021 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information under the captions "Corporate Governance at Groupon," "Board Independence and Expertise" and "Certain Relationships and Related Party Transactions" in our 2021 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information under the caption "Independent Registered Public Accounting Firm" in our 2021 Proxy Statement.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) We have filed the following documents as part of the Annual Report on Form 10-K
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2020 and 2019 and for the Years Ended December 31, 2020, 2019 and 2018
 (2) Financial Statement Schedules - Groupon, Inc.
Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Net Increase (Decrease) to Expense (2)	Acquisitions and Other	Balance at End of Year
	(in thousands)
TAX VALUATION ALLOWANCE:
Year ended December 31, 2020	$206,394	$5,749	$—	$212,143
Year ended December 31, 2019	216,468	(10,074)	—	206,394
Year ended December 31, 2018 (1)	238,703	(7,727)	(14,508)	216,468
(1)During the year ended December 31, 2019, we updated our net operating losses to remove deferred tax assets that could never be utilized due to IRC Section 382 limitations. The amount of Net Increase (Decrease) to Expense, Acquisitions and Other and Balance at End of Year for the year ended December 31, 2018 have been updated from $3.8 million, $14.5 million and $228.0 million previously reported to reflect that change.
(2)For the years ended December 31, 2020, 2019 and 2018, Net Increase (Decrease) to Expense includes foreign currency translation gains (losses) of $10.2 million, $(1.5) million and $(2.3) million.
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

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 8-A/A filed on October 31, 2016).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, date June 9, 2020 (incorporated by referenced to the Company's Current Report on Form 8-K filed June 11, 2020).
3.3*	Amended and Restated By-Laws.
3.4	Amendment to the Amended and Restated By-Laws of the Company, dated as of June 10, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2016).
3.5	Certificate of Designation of Series A Junior Preferred Stock of the Company (incorporated by reference to the Company's Current Report on Form 8-K filed April 13, 2020),

4.1	Specimen Stock Certificate of Common Stock (incorporated by reference to the Company's Registration Statement on Form 8-A/A filed on October 31, 2016).
4.2	Indenture, dates as of April 4, 2016, between the Company and U.S Bank, National Association, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on April 4, 2016).
4.3	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.4
Rights Agreement, dated as of April 10, 2020 between the Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to the Company's Current Report on Form 8-K filed on April 13, 2020).

4.5
Amendment No. 1 to Rights Agreement, dated as of November 4, 2020, between the Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 5, 2020).

10.1*	2008 Stock Option Plan.**
10.2*	Form of Notice of Grant of Stock Option under 2008 Stock Option Plan.**
10.3*	2010 Stock Plan.**
10.4*	Form of Notice of Grant of Stock Option under 2010 Stock Plan.**
10.5*	Form of Notice of Restricted Stock Unit Award under 2010 Stock Plan.**
10.6*	Form of Indemnification Agreement.**
10.7	Form of Severance Benefit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).**
10.8	2011 Incentive Plan, as amended and restated effective as of June 13, 2019 (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on April 26, 2019 ).**
10.9	Non-Employee Directors’ Compensation Plan **[1]
10.10	Form of Notice of Restricted Stock Award under 2011 Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).**
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

10.20
First Amendment, dated as of July 17, 2020, among the Company, the subsidiaries of the Company party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, to the Second Amended and Restated Credit Agreement, dated as of May 14, 2019, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed on July 20, 2020).

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

Item 16. Form 10-K Summary (optional)
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2021.

GROUPON, INC.
By:	/s/ AARON COOPER
	Name:	Aaron Cooper
	Title:	Interim Chief Executive Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Aaron Cooper and Melissa Thomas, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2021.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2021.

Signature	Title

/s/ Aaron Cooper	Interim Chief Executive Officer and Director (Principal Executive Officer)
Aaron Cooper
/s/ Melissa Thomas	Chief Financial Officer (Principal Financial Officer)
Melissa Thomas
/s/ Manju Gangadharan	Chief Accounting Officer (Principal Accounting Officer)
Manju Gangadharan
/s/ Theodore J. Leonsis	Director
Theodore J. Leonsis
/s/ Michael Angelakis	Director
Michael Angelakis
/s/ Peter J. Barris	Director
Peter J. Barris
/s/ Robert J. Bass	Director
Robert J. Bass
/s/ Eric Lefkofsky	Director
Eric Lefkofsky
/s/ Valerie Mosley	Director
Valerie Mosley
/s/ Deborah Wahl	Director
Deborah Wahl
/s/ Helen Vaid	Director
Helen Vaid