Form 10-Q
period 2021-03-31
Groupon, Inc.
filed 2021-05-06
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Yes ☐        No  ☒
As of May 3, 2021, there were 29,119,679 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, effects of COVID-19 or other pandemics or disease outbreaks on our business; our ability to execute, and achieve the expected benefits of, our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments and any potential adverse impact from the United Kingdom's exit from the European Union; global economic uncertainty; retaining and adding high quality merchants; retaining existing customers and adding new customers; competing successfully in our industry; providing a compelling mobile experience for our customers; managing refund risks; retaining and attracting members of our executive team and other qualified personnel; customer and merchant fraud; payment-related risks; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; exposure to greater than anticipated tax liabilities; adoption of tax legislation; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our convertible senior notes; our common stock, including volatility in our stock price; our ability to realize the anticipated benefits from the hedge and warrant or capped call transactions; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$676,799	$850,587
Accounts receivable, net	45,402	42,998
Prepaid expenses and other current assets	41,261	40,441
Total current assets	763,462	934,026
Property, equipment and software, net	82,521	85,284
Right-of-use assets - operating leases, net	69,899	75,349
Goodwill	217,364	214,699
Intangible assets, net	28,684	30,151
Investments	36,008	37,671
Restricted cash	169,785	—
Other non-current assets	34,314	34,327
Total Assets	$1,402,037	$1,411,507
Liabilities and Equity
Current liabilities:
Short-term borrowings	$100,000	$200,000
Accounts payable	38,609	33,026
Accrued merchant and supplier payables	329,000	410,963
Accrued expenses and other current liabilities	299,282	294,999
Total current liabilities	766,891	938,988
Convertible senior notes, net	441,996	229,490
Operating lease obligations	83,527	90,927
Other non-current liabilities	44,003	44,428
Total Liabilities	1,336,417	1,303,833
Commitments and contingencies (see Note 6)
Stockholders' Equity
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 39,352,337 shares issued and 29,058,220 shares outstanding at March 31, 2021; 39,142,896 shares issued and 28,848,779 shares outstanding at December 31, 2020	4	4
Additional paid-in capital	2,261,095	2,348,114
Treasury stock, at cost, 10,294,117 shares at March 31, 2021 and December 31, 2020	(922,666)	(922,666)
Accumulated deficit	(1,258,283)	(1,320,886)
Accumulated other comprehensive income (loss)	(14,455)	3,109
Total Groupon, Inc. Stockholders' Equity	65,695	107,675
Noncontrolling interests	(75)	(1)
Total Equity	65,620	107,674
Total Liabilities and Equity	$1,402,037	$1,411,507

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Service	$172,624	$207,028
Product	91,193	167,122
Total revenue	263,817	374,150
Cost of revenue:
Service	18,425	26,915
Product	78,409	145,988
Total cost of revenue	96,834	172,903
Gross profit	166,983	201,247
Operating expenses:
Marketing	33,666	60,130
Selling, general and administrative	127,143	207,135
Goodwill impairment	—	109,486
Long-lived asset impairment	—	22,351
Restructuring and related charges	7,422	6
Total operating expenses	168,231	399,108
Income (loss) from operations	(1,248)	(197,861)
Other income (expense), net	18,123	(18,987)
Income (loss) from continuing operations before provision (benefit) for income taxes	16,875	(216,848)
Provision (benefit) for income taxes	2,427	(5,988)
Income (loss) from continuing operations	14,448	(210,860)
Income (loss) from discontinued operations, net of tax	—	382
Net income (loss)	14,448	(210,478)
Net (income) loss attributable to noncontrolling interests	110	(3,044)
Net income (loss) attributable to Groupon, Inc.	$14,558	$(213,522)

Basic net income (loss) per share:
Continuing operations	$0.50	$(7.54)
Discontinued operations	—	0.01
Basic net income (loss) per share	$0.50	$(7.53)

Diluted net income (loss) per share:
Continuing operations	$0.48	$(7.54)
Discontinued operations	—	0.01
Diluted net income (loss) per share)	$0.48	$(7.53)

Weighted average number of shares outstanding
Basic	29,028,489	28,365,216
Diluted	30,265,563	28,365,216

Comprehensive income (loss):
Net income (loss)	$14,448	$(210,478)
Other comprehensive income (loss):
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	(49,792)	(1,961)
Reclassification of cumulative foreign currency translation adjustments	32,228	—
Other comprehensive income (loss) from continuing operations	(17,564)	(1,961)
Other comprehensive income (loss) from discontinued operations	—	—
Other comprehensive income (loss)	(17,564)	(1,961)

Comprehensive income (loss)	(3,116)	(212,439)
Comprehensive (income) loss attributable to noncontrolling interest	110	(3,044)
Comprehensive income (loss) attributable to Groupon, Inc.	$(3,006)	$(215,483)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	39,142,896	$4	$2,348,114	(10,294,117)	$(922,666)	$(1,320,886)	$3,109	$107,675	$(1)	$107,674
Cumulative effect of change in accounting principle due to adoption of ASU 2020-06, net of tax	—	—	(67,014)	—	—	48,045	—	(18,969)	—	(18,969)
Comprehensive income (loss)	—	—	—	—	—	14,558	(17,564)	(3,006)	(110)	(3,116)
Vesting of restricted stock units and performance share units	308,954	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	23,418	—	349	—	—	—	—	349	—	349
Tax withholdings related to net share settlements of stock-based compensation awards	(122,931)	—	(4,901)	—	—	—	—	(4,901)	—	(4,901)
Purchase of convertible note hedges	—	—	(23,840)	—	—	—	—	(23,840)	—	(23,840)
Stock-based compensation on equity-classified awards	—	—	8,387	—	—	—	—	8,387	—	8,387
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	36	36
Balance at March 31, 2021	39,352,337	$4	$2,261,095	(10,294,117)	$(922,666)	$(1,258,283)	$(14,455)	$65,695	$(75)	$65,620

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
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$14,448	$(210,478)
Less: Income (loss) from discontinued operations, net of tax	—	382
Income (loss) from continuing operations	14,448	(210,860)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	14,727	23,385
Amortization of acquired intangible assets	2,292	2,524
Impairment of goodwill	—	109,486
Impairment of long-lived assets	—	22,351
Stock-based compensation	7,179	14,015
Impairment and other changes in fair value of investments	—	8,089
Amortization of debt discount on convertible senior notes	303	3,516
Foreign currency translation adjustments reclassified into earnings	(32,228)	—
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(2,812)	8,334
Prepaid expenses and other current assets	(1,640)	13,222
Right-of-use assets - operating leases	5,122	7,009
Accounts payable	5,896	5,860
Accrued merchant and supplier payables	(76,884)	(223,098)
Accrued expenses and other current liabilities	9,823	(11,970)
Operating lease obligations	(6,007)	(10,130)
Other, net	13,376	1,859
Net cash provided by (used in) operating activities from continuing operations	(46,405)	(236,408)
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	(46,405)	(236,408)
Investing activities
Purchases of property and equipment and capitalized software	(12,040)	(10,596)
Proceeds from sale of investment	—	31,605
Acquisitions of intangible assets and other investing activities	(704)	(1,445)
Net cash provided by (used in) investing activities from continuing operations	(12,744)	19,564
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(12,744)	19,564
Financing activities
Proceeds from issuance of 2026 convertible notes	200,000	—
Proceeds from (payments of) borrowings under revolving credit agreement	(100,000)	150,000
Purchase of capped call transactions	(23,840)	—
Issuance costs for 2026 convertible notes and revolving credit agreement	(6,572)	—
Taxes paid related to net share settlements of stock-based compensation awards	(4,901)	(3,299)
Payments of finance lease obligations	(2,061)	(2,707)
Other financing activities	(8)	(2,682)
Net cash provided by (used in) financing activities	62,618	141,312
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(7,466)	(9,174)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(3,997)	(84,706)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,997)	(84,706)
Cash, cash equivalents and restricted cash, beginning of period (1)	851,085	752,657
Cash, cash equivalents and restricted cash, end of period (1)	$847,088	$667,951

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—	2,867

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the condensed consolidated balance sheets as of March 31, 2021, December 31, 2020, March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$676,799	$850,587	$666,867	$750,887
Restricted cash included in prepaid expenses and other current assets	504	498	878	1,534
Restricted cash - non-current	169,785	—	—	—
Restricted cash included in other non-current assets	—	—	206	236
Cash, cash equivalents and restricted cash	$847,088	$851,085	$667,951	$752,657

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
Groupon, Inc. and its subsidiaries, which commenced operations in October 2008, is a global scaled two-sided marketplace that connects consumers to merchants by offering goods and services, generally at a discount. Consumers access those marketplaces through our mobile applications and our websites, primarily localized groupon.com sites in many countries.
Our operations are organized into two segments: North America and International. See Note 13, Segment Information.
Reverse Stock Split
In June 2020, we effectuated a reverse stock split of our common stock at a ratio of 1-for-20. See Note 7, Stockholders' Equity and Compensation Arrangements, for additional information. As a result, the number of shares and income (loss) per share disclosed throughout this Quarterly Report on Form 10-Q have been retrospectively adjusted to reflect the reverse stock split.
COVID-19 Pandemic
Since March 2020, the COVID-19 pandemic has led to a significant decrease in consumer demand, a decrease in customer redemptions and elevated refund levels due to changes in consumer behavior and actions taken by governments to control the spread of COVID-19, including quarantines, travel restrictions, as well as business restrictions and shutdowns. The COVID-19 pandemic has had an adverse impact on our financial condition, results of operations and cash flows, which included impairments of our goodwill and long-lived assets in 2020. Recovery from the COVID-19 pandemic could be volatile and prolonged given the unprecedented and continuously evolving nature of the situation. We continue to monitor the impact of COVID-19 on our business.
Unaudited Interim Financial Information
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and comprehensive income (loss), cash flows and stockholders' equity for the periods presented. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

Adoption of New Accounting Standards
We adopted the guidance in ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, on January 1, 2021. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material impact on the condensed consolidated financial statements.
We adopted the guidance in ASU 2020-03, Codification Improvements to Financial Instruments, on January 1, 2021. This ASU amends a wide variety of Topics in the Codification, including revolving-debt arrangements and allowance for credit losses related to leases. The adoption of ASU 2020-03 did not have a material impact on the condensed consolidated financial statements.
We early adopted the guidance in ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, on January 1, 2021. The ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. Additionally, the ASU removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts in an entity’s own equity. As a result of adopting ASU 2020-06, we recorded a $67.0 million net reduction to additional paid-in capital, a $19.0 million increase to non-current liabilities and a $48.0 million reduction to our opening accumulated deficit as of January 1, 2021. See Note 5, Financing Arrangements, for additional information.
2. GOODWILL AND LONG-LIVED ASSETS
During the first quarter 2020, the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decrease in our stock price required us to evaluate our goodwill and long-lived assets for impairment. In determining fair values for our reporting units, we used the discounted cash flow method and the market multiple valuation approach that use Level 3 inputs. For the three months ended March 31, 2020, we recognized $109.5 million of goodwill impairment and $22.4 million of long-lived asset impairment within our International segment related to our EMEA operations.
Future events and changing market conditions due to the impact of COVID-19 could require us to re-evaluate the estimates used in our fair value measurements, potentially resulting in additional impairment of long-lived assets or goodwill in future periods.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes impairment for long-lived assets by asset type for the three months ended March 31, 2020 (in thousands):

Impairment
Property, equipment and software, net
Furniture and fixtures	$413
Leasehold improvements	2,806
Office equipment	198
Purchased software	14
Computer hardware	2,842
Right-of-use assets - finance leases, net	1,318
Capitalized software	304
Internally-developed software	2,988
Total Property, equipment and software, net	$10,883
Right-of-use assets - operating leases, net	10,494
Intangible assets, net	103
Other non-current assets	871
Total long-lived assets	$22,351

The following table summarizes goodwill activity by segment for the three months ended March 31, 2021 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2020	$178,685	$36,014	$214,699
Other (1)	—	3,776	3,776
Foreign currency translation	—	(1,111)	(1,111)
Balance as of March 31, 2021	$178,685	$38,679	$217,364
(1)Represents the reclassification between Right-of-use assets - operating leases, net and Goodwill due to an adjustment in the allocation of impairments recorded in 2020 between those two accounts.
The following table summarizes intangible assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$20,378	$10,187	$10,191	$20,208	$9,236	$10,972
Trade names	9,671	8,009	1,662	9,651	7,921	1,730
Developed technology	1,688	1,585	103	2,121	1,863	258
Patents	11,104	4,859	6,245	10,813	4,697	6,116
Other intangible assets	17,829	7,346	10,483	17,823	6,748	11,075
Total	$60,670	$31,986	$28,684	$60,616	$30,465	$30,151
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $2.3 million and $2.5 million for the three months ended March 31, 2021 and 2020. As of March 31, 2021, estimated future amortization expense related to intangible assets is as follows (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Remaining amounts in 2021	$6,412
2022	8,130
2023	6,952
2024	3,219
2025	1,627
Thereafter	2,344
Total	$28,684

3. INVESTMENTS
The following table summarizes investments as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	Percent Ownership of Voting Stock			December 31, 2020	Percent Ownership of Voting Stock
Other equity investments	$36,008	1%	to	19%	$37,671	1%	to	19%
Available-for-sale securities - redeemable preferred shares (1)	—	19%	to	25%	—	19%	to	25%
Fair value option investments (1)	—	10%	to	19%	—	10%	to	19%
Total investments	$36,008				$37,671
(1)We hold available-for-sale securities and fair value option investments in various entities that were written down to zero prior to December 31, 2020. During the first quarter 2020, we recognized a $1.4 million loss from changes in the fair value of our fair value option investments.
Other Equity Investments
Other equity investments represent equity investments without readily determinable fair values recorded at cost adjusted for observable price changes and impairments. During the first quarter 2020, we sold 50% of our shares in an other equity investment for total cash consideration of $34.0 million.
In addition, we recorded a $6.7 million impairment during the first quarter 2020 to an other equity investment as a result of revised cash flow projections and a deterioration in financial condition due to COVID-19. We did not recognize any impairments during the three months ended March 31, 2021.
4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income	$1,155	$2,556
Interest expense	(5,116)	(6,958)
Foreign currency gains (losses), net (1)	22,084	(6,496)
Impairment and other changes in fair value of investments	—	(8,089)
Other income (expense), net	$18,123	$(18,987)
(1)Foreign currency gains (losses), net for the three months ended March 31, 2021 includes a $32.2 million cumulative foreign currency translation adjustment gain that was reclassified into earnings as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions. Refer to Note 9, Restructuring and Related Charges, for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$20,588	$18,038
Income taxes receivable	5,282	5,437
Other	15,391	16,966
Total prepaid expenses and other current assets	$41,261	$40,441
The following table summarizes other non-current assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Deferred income tax	$11,438	$11,593
Debt issue costs, net	1,489	1,852
Deferred contract acquisition costs	5,957	5,315
Deferred cloud implementation costs	10,494	10,402
Other	4,936	5,165
Total other non-current assets	$34,314	$34,327
The following table summarizes accrued merchant and supplier payables as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accrued merchant payables	$280,298	$303,260
Accrued supplier payables (1)	48,702	107,703
Total accrued merchant and supplier payables	$329,000	$410,963
(1)Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes accrued expenses and other current liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Refund reserve	$35,740	$33,173
Compensation and benefits	60,685	54,958
Accrued marketing	14,589	15,299
Restructuring-related liabilities	17,620	13,746
Customer credits	62,824	61,006
Income taxes payable	6,975	7,862
Deferred revenue	8,857	11,223
Deferred payroll taxes (1)	2,922	2,922
Operating and finance lease obligations	36,652	37,755
Deferred cloud computing contract incentive	3,000	3,000
Other	49,418	54,055
Total accrued expenses and other current liabilities	$299,282	$294,999
(1)We have elected to defer certain payroll taxes under the Coronavirus Aid, Relief and Economic Security ("CARES") Act. These amounts are due by December 31, 2021.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes other non-current liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Contingent income tax liabilities	$27,105	$25,593
Finance lease obligations	468	730
Restructuring-related liabilities	385	385
Deferred income taxes	3,474	3,170
Deferred payroll taxes (1)	2,922	2,922
Deferred cloud computing contract incentive	3,500	4,250
Other	6,149	7,378
Total other non-current liabilities	$44,003	$44,428
(1)We have elected to defer certain payroll taxes under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. These amounts are due by December 31, 2022.
5. FINANCING ARRANGEMENTS
Adoption of ASU 2020-06
On January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective method. The ASU eliminates the requirement to separately recognize an equity component when accounting for convertible debt that may be cash-settled upon conversion or convertible instruments with a beneficial conversion feature. Additionally, the ASU removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts in an entity’s own equity.
Beginning January 1, 2021, our condensed consolidated financials are presented in accordance with ASU 2020-06, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The new guidance changes the accounting for our 3.25% Convertible Senior Notes, due 2022, as discussed below.
3.25% Convertible Senior Notes due 2022
In April 2016, we issued $250.0 million in aggregate principal amount of convertible senior notes (the "Atairos Notes") in a private placement to A-G Holdings, L.P. ("AGH"). Michael Angelakis, the chairman and chief executive officer of Atairos Group, Inc. ("Atairos"), joined our Board of Directors (the "Board") in connection with the issuance of the Atairos Notes. Atairos controls the voting power of AGH. The net proceeds from this offering were $243.2 million. The Atairos Notes bear interest at a rate of 3.25% per annum, payable annually in arrears on April 1 of each year. Each $1,000 of principal amount of the Atairos Notes initially is convertible into 9.25926 shares of common stock, which is equivalent to an initial conversion price of $108.00 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. In May 2021, we entered into an agreement with AGH pursuant to which we will repurchase the Atairos Notes on or before May 14, 2021. For additional information, see Part II, Item 5. Other Information.
Prior to the adoption of ASU 2020-06, we separated the Atairos Notes into their liability and equity components. The liability was initially calculated by measuring the fair value of a similar liability without an associated conversion feature. The difference between the principal amount of the Atairos Notes and the liability component was recognized in equity, effectively resulting in a debt discount. We incurred transaction costs of $6.8 million related to the issuance of the Atairos Notes. Transaction costs attributable to the liability component of $4.8 million were also recorded as a debt discount in the condensed consolidated balance sheets. The debt discount was amortized to interest expense over the term of the Atairos Notes. Together with the cash interest, this resulted in an effective interest rate of 9.75%. Transaction costs attributable to the equity component of $2.0 million were recorded in stockholders' equity as a reduction of the equity component.
Following the adoption of ASU 2020-06, the previously bifurcated equity component of our Atairos Notes was recombined with the liability component, resulting in a single liability-classified instrument. The carrying value of the Atairos Notes at transition was determined by recalculating the basis of the notes as if the conversion option had not been bifurcated at issuance. Transaction costs related to the issuance of the Atairos Notes that were allocated to the equity component were reclassified out of Additional paid-in-capital and the amortization and the related debt discount associated with these costs was recalculated through the transition date. The transaction costs continue to be recorded as a debt discount in the condensed consolidated balance sheets and are amortized to interest expense over the remaining term of the Atairos Notes. Together with the cash interest, this results in an effective interest rate of 3.76%. As a result of adopting ASU 2020-06, we recorded a $67.0 million net reduction to additional paid-in capital, $19.0 million increase to non-current liabilities and a $48.0 million reduction to our opening accumulated deficit as of January 1, 2021 related to the Atairos Notes. See Note 12, Income (Loss) Per Share, for additional information on the effect on diluted per-share amounts.
The carrying amount of the Atairos Notes consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Liability component:
Principal amount	$250,000	$250,000
Less: debt discount - transaction costs	(1,239)	(1,459)
Less: debt discount - equity	—	(19,051)
Net carrying amount of liability component	$248,761	$229,490

Net carrying amount of equity component	$—	$67,014

We classified the fair value of the Atairos Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the Atairos Notes and our cost of debt. The estimated fair value of the Atairos Notes as of March 31, 2021 and December 31, 2020 was $262.2 million and $263.3 million, and was determined using a lattice model.
As of March 31, 2021, the remaining term of the Atairos Notes is approximately 1 year. During the three months ended March 31, 2021 and 2020, we recognized interest costs on the Atairos Notes as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest (3.25% of the principal amount per annum)	$2,032	$2,032
Amortization of debt discount	303	3,516
Total	$2,335	$5,548
Note Hedges and Warrants
In May 2016, we purchased convertible note hedges with respect to our common stock for a cost of $59.1 million from certain bank counterparties. The convertible note hedges provide us with the right to purchase up to 2.3 million shares of our common stock at an initial strike price of $108.00 per share, which corresponds to the initial conversion price of the Atairos Notes, and are exercisable upon conversion of the Atairos Notes. The convertible note hedges are intended to reduce the potential economic dilution upon conversion of the Atairos Notes. The convertible note hedges are separate transactions and are not part of the terms of the Atairos Notes. Holders of the Atairos Notes do not have any rights with respect to the convertible note hedges.
In May 2016, we also sold warrants for total cash proceeds of $35.5 million to certain bank counterparties. The warrants provide the counterparties with the right to purchase up to 2.3 million shares of our common stock at a strike price of $170.00 per share. The warrants expire on various dates between July 1, 2022 and August 26, 2022 and are exercisable on their expiration dates. The warrants are separate transactions and are not part of the terms of the Atairos Notes or convertible note hedges. Holders of the Atairos Notes and convertible note hedges do not have any rights with respect to the warrants.
The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The convertible note hedges and warrants are not remeasured as long as they continue to meet the conditions for equity classification. The amounts paid for the convertible note hedges are tax deductible over the term of the Atairos Notes, while the proceeds received from the warrants are not taxable. In connection with the repurchase of the Atairos Notes, we intend to unwind the related note hedge and warrants.
Under the if-converted method, the shares of common stock underlying the conversion option in the Atairos Notes are included in the diluted earnings per share denominator and the interest expense and amortization of the transaction costs on the Atairos Notes, net of tax, is added to the numerator. Taken together, the purchase of the convertible note hedges and sale of warrants are intended to offset any actual dilution from the conversion of the Atairos Notes and to effectively increase the overall conversion price from $108.00 to $170.00 per share.
1.125% Convertible Senior Notes due 2026
In March 2021, we issued $200.0 million aggregate principal amount of convertible senior notes due 2026 (the "2026 Notes") in a private offering to qualified institutional buyers. The net proceeds from this offering were $193.0 million. The 2026 Notes bear interest at a rate of 1.125% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The 2026 Notes will mature on March 15, 2026, subject to earlier repurchase, redemption or conversion.
We used $23.8 million of the net proceeds from the offering to pay the cost of certain related capped call transactions, and intend to use the remaining net proceeds, together with cash on hand, to repay or repurchase, the Atairos Notes. As of March 31, 2021, the remaining net proceeds from this offering and related transactions of $169.8 million is presented in Restricted cash in our condensed consolidated balance sheets. The use of the net proceeds from the offering is subject to the terms of our second amendment to the revolving credit agreement, as described in the Revolving Credit Agreement section below.
In April 2021, we issued an additional $30.0 million aggregate principal amount of 2026 Notes following the exercise by the initial purchasers of their option to purchase additional 2026 Notes, and we entered into additional capped call transactions in connection therewith. The net proceeds from the sale of the additional 2026 Notes were $29.1 million. We used $3.6 million of the net proceeds to pay the cost of the additional capped call transactions and intend to use the remainder of the net proceeds from the over-allotment option to repay or repurchase the Atairos Notes.
Each $1,000 of principal amount of the 2026 Notes initially is convertible into 14.6800 shares of common stock, which is equivalent to an initial conversion price of $68.12 per share, subject to adjustment upon the occurrence of specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture governing the 2026 Notes) or if we issue a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or redemption.
Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Subject to certain conditions, holders of the 2026 Notes may convert the 2026 Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event. Based on the closing price of the common stock of $50.55 as of March 31, 2021, the if-converted value of the 2026 Notes was less than the principal amount.
Certain conditions apply to the conversion by holders and redemption by us of the 2026 Notes, which are set forth in the Indenture governing the 2026 Notes. In addition, upon the occurrence of a fundamental change (as defined in the Indenture) prior to the maturity date, holders may require us to repurchase all or a portion of the 2026 Notes for cash.
The 2026 Notes are our senior unsecured obligations and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2026 Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of current or future subsidiaries (including trade payables).
The Indenture includes customary events of default. If an event of default, as defined in the Indenture, occurs and is continuing, the principal amount of the 2026 Notes and any accrued and unpaid interest may be declared immediately due and payable. In the case of bankruptcy or insolvency, the principal amount of the 2026 Notes and any accrued and unpaid interest would automatically become immediately due and payable.
We account for the 2026 Notes as a single liability-classified instrument measured at amortized cost due to the adoption of ASU 2020-06. The carrying value of the 2026 Notes was determined by deducting transaction costs incurred in connection with the issuance of the 2026 Notes of $6.8 million from the principal amount. Those transaction costs were recorded as a debt discount in the condensed consolidated balance sheets and are amortized to interest expense. Together with the cash interest, this results in an effective interest rate of 1.84% over the term of the 2026 Notes. We have presented the 2026 Notes in non-current liabilities in the accompanying condensed consolidated balance sheets.
The carrying amount of the 2026 Notes consisted of the following as of March 31, 2021 (in thousands):

March 31, 2021
Principal amount	$200,000
Less: debt discount	(6,765)
Net carrying amount of liability	$193,235
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of March 31, 2021 was $205.4 million and was determined using a lattice model.
Capped Call Transactions
In March and April 2021, in connection with the offering of the 2026 Notes, we entered into privately negotiated capped call transactions with each of Barclays Bank PLC, BNP Paribas and Mizuho Markets Americas LLC. The capped call transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the 2026 Notes. The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, with such reduction and/or offset subject to a cap initially equal to $104.80 (which represents a premium of 100% over the last reported sale price of our common stock on The Nasdaq Global Select Market on March 22, 2021), subject to certain adjustments under the terms of the capped call transactions.
The capped call transactions are accounted for as freestanding derivatives and recorded at the initial fair value in additional paid-in-capital in the condensed consolidated balance sheets with no recorded subsequent change to fair value as long as they meet the criteria for equity classification.
Under the if-converted method, the shares of common stock underlying the conversion option in the 2026 Notes are included in the diluted earnings per share denominator and the interest expense and amortization of the debt discount on the 2026 Notes, net of tax, is added to the numerator. However, upon conversion, there will be minimized economic dilution from the 2026 Notes, as exercise of the capped call transactions reduces dilution from the 2026 Notes that would have otherwise occurred when the price of our common stock exceeds the conversion price. The capped call transactions are intended to offset actual dilution from the conversion of the 2026 Notes and to effectively increase the overall conversion price from $68.12 to $104.80 per share.
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement which provided for aggregate principal borrowings of up to $400.0 million (prior to the Amendments described below) and matures in May 2024.
In July 2020, we entered into an amendment to the revolving credit agreement (the "First Amendment") in order to provide us with, among other things, operational flexibility and covenant relief through the end of the first quarter of 2021 in light of the ongoing impacts of COVID-19 on our business. In addition to the covenant relief described below, the First Amendment permanently reduces borrowing capacity under our senior secured revolving credit facility from $400.0 million to $225.0 million.
In March 2021, we entered into a second amendment to the revolving credit agreement (the "Second Amendment" and the revolving credit agreement as amended, the "Amended Credit Agreement") to extend the suspension period provided by the First Amendment through the fourth quarter 2021 (the "Suspension Period"), amend and remove certain financial covenants applicable after the amended Suspension Period ends and permit the issuance of the 2026 Notes and related capped call transactions. The Second Amendment requires that the net proceeds from the 2026 Notes be used to repay or repurchase the Atairos Notes.
We deferred debt issuance costs of $3.5 million as a result of entering into the Amended Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the condensed consolidated balance sheets as of March 31, 2021 and are amortized to interest expense over the term of the respective agreement.
Pursuant to the Amendments, during the Suspension Period, we will be exempt from certain covenant restrictions, namely the requirements to maintain a maximum funded indebtedness to EBITDA ratio, and a minimum liquidity balance (including any undrawn amounts under the credit facility) of at least 70% of our accrued merchant and supplier payables balance (which covenant will apply again upon termination of the Suspension Period). Additionally, the Amendments provide that, during the Suspension Period, we will be required to maintain specified minimum quarterly EBITDA levels and to maintain a monthly minimum liquidity balance (including any undrawn amounts under the credit facility) of at least 100% of our accrued merchant and supplier payables balance for such month plus $50.0 million. The Second Amendment also permanently removes requirements (which previously only applied after the Suspension Period) that we maintain (i) a maximum senior secured indebtedness to EBITDA ratio and (ii) unrestricted cash of not less than $250 million. Finally, the Second Amendment changes the requirement to maintain a minimum fixed charge coverage ratio (which requirement applies only after the Suspension Period ends) to a requirement to maintain a minimum interest coverage ratio.
In addition, under the Amended Credit Agreement, we are subject to various covenants, including customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness; make dividend and other restricted payments, including limiting the amount of our share repurchases; enter into sale and leaseback transactions; make investments, loans or advances; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; and engage in transactions with related parties and other affiliates. The Amendments further restrict certain of these negative covenants during the Suspension Period, including our ability to make share repurchases, acquisitions, investments and to incur additional indebtedness and liens.
Non-compliance with the covenants under the Amended Credit Agreement may result in termination of the commitments thereunder and any then outstanding borrowings may be declared due and payable immediately. We have the right to terminate the Amended Credit Agreement or reduce the available commitments at any time.
The Amendments also increased interest rates through the end of the Suspension Period, raising the alternative base rate and Canadian prime spreads to 1.50%, the fixed rate spreads to 2.50% and the commitment fee to 0.4% on the daily amount of the unused commitments under the Amended Credit Agreement. Following the Suspension Period, the applicable spread and commitment fee will revert to pre-Amendment levels, which provides for (a) interest at a rate per annum equal to (i) an adjusted LIBO rate or (ii) a customary base rate (with loans denominated in certain currencies bearing interest at rates specific to such currencies) plus an additional margin ranging between 0.50% and 2.00% and (b) commitment fees ranging from 0.25% to 0.35% on the daily amount of unused commitments. The Amended Credit Agreement also provides for the issuance of up to $75.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $225.0 million.
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
We had $100.0 million of outstanding borrowings and $23.1 million of outstanding letters of credit as of March 31, 2021, and $200.0 million of outstanding borrowings and $20.6 million of outstanding letters of credit as of December 31, 2020 under the Amended Credit Agreement.
6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments and future operating income under our operating subleases as of March 31, 2021 and through the date of this report, did not materially change from the amounts set forth in our 2020 Annual Report on Form 10-K.
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
On April 28, 2020, an individual plaintiff filed a securities fraud class action complaint in the United States District Court for the Northern District of Illinois, and in July 2020, another individual was appointed as lead plaintiff. The lawsuit covers the time period from July 30, 2019 through February 18, 2020. The lead plaintiff alleges that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program. Groupon filed a motion to dismiss the complaint and, on April 28, 2021, the Court granted this motion and dismissed the complaint without prejudice. The Court provided the plaintiff with the opportunity to file a motion to seek leave to file an amended complaint. It set a deadline of May 19, 2021 for plaintiff to file this motion. We intend to continue to vigorously defend the case, which we believe to be without merit.
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of March 31, 2021. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of March 31, 2021 is approximately $11.7 million.
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
7. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
Reverse Stock Split
On June 9, 2020, our stockholders approved amendments to our Restated Certificate of Incorporation to effect a reverse stock split of our shares of common stock, and our Board approved a final reverse stock split ratio of 1-for-20 and a corresponding reduction in the number of authorized shares of our common stock. The reverse stock split became effective on June 10, 2020. Accordingly, the number of shares, equity awards, and income (loss) per share disclosed throughout this Quarterly Report on Form 10-Q have been retrospectively adjusted to reflect the reverse stock split for all prior periods presented.
Common Stock
Pursuant to our restated certificate of incorporation, as of March 31, 2021, the Board had the authority to issue up to a total of 100,500,000 shares of common stock. Each holder of common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. In addition, holders of our common stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three months ended March 31, 2021 and 2020, we did not purchase any shares under the program. As of March 31, 2021, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of March 31, 2021, 3,212,132 shares of common stock were available for future issuance under the Plans.
The stock-based compensation expense related to stock awards issued under the Plans are presented within the following line items of the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$171	$259
Marketing	135	874
Selling, general and administrative	6,873	12,882
Total stock-based compensation expense	$7,179	$14,015
We capitalized $0.9 million and $1.1 million of stock-based compensation for the three months ended March 31, 2021 and 2020 in connection with internally-developed software and cloud computing arrangements.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Employee Stock Purchase Plan
The Groupon, Inc. 2012 Employee Stock Purchase Plan, as amended, ("ESPP") authorizes us to grant up to 1,000,000 shares of common stock under that plan as of March 31, 2021. For the three months ended March 31, 2021 and 2020, 23,418 and 28,621 shares of common stock were issued under the ESPP.
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes restricted stock unit activity under the Plans for the three months ended March 31, 2021:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2020	1,853,007	$31.91
Granted	129,827	32.87
Vested	(222,244)	27.60
Forfeited	(125,053)	32.39
Unvested at March 31, 2021	1,635,537	$32.37
As of March 31, 2021, $31.4 million of unrecognized compensation costs related to unvested restricted stock units are expected to be recognized over a remaining weighted-average period of 0.94 years.
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
The table below summarizes Performance Share Unit activity under the Plans for the three months ended March 31, 2021:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)	Market-based Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2020	124,709	$29.73	57,668	$60.60
Granted (1)	41,729	15.44	—	—
Vested	(86,710)	24.36	—	—
Forfeited	(282)	69.00	—	—
Unvested at March 31, 2021	79,446	27.95	57,668	60.60

Maximum shares issuable upon vesting at March 31, 2021	79,446		57,668
(1)Performance Share Units granted during the three months ended March 31, 2021 relate to the issuance of incremental shares upon the Compensation Committee's certification of the achievement of the 2020 performance metrics.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of March 31, 2021, $1.0 million of unrecognized compensation costs related to unvested Performance Share Units are expected to be recognized over a remaining weighted-average period of 1.35 years. We have recognized all compensation costs related to our unvested Market-Based Performance Share Units.
8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three months ended March 31, 2021 and 2020.
Contract Balances
A substantial majority of our deferred revenue relates to product sales for which revenue will be recognized as the products are delivered to customers, generally within one week following the balance sheet date. Our deferred revenue was $8.9 million as of March 31, 2021. As of December 31, 2020, our deferred revenue was $11.2 million, which was substantially recognized during the three months ended March 31, 2021.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the three months ended March 31, 2021 (in thousands):

Customer Credits
Balance as of December 31, 2020	$61,006
Credits issued	50,051
Credits redeemed (1)	(41,283)
Breakage revenue recognized	(6,205)
Foreign currency translation	(745)
Balance as of March 31, 2021	$62,824
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
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented within the following line items of the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses and other current assets	$973	$1,009
Other non-current assets	5,957	5,315
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the condensed consolidated statements of operations. We amortized $2.6 million and $4.7 million of deferred contract acquisition costs during the three months ended March 31, 2021 and 2020. We did not recognize any impairments in relation to the deferred contract acquisition costs during the three months ended March 31, 2021 and 2020.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
The following table summarizes the activity in the allowance for expected credit losses on accounts receivables for the three months ended March 31, 2021 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2020	$9,756
Change in provision	(244)
Write-offs	(292)
Foreign currency translation	(3)
Balance as of March 31, 2021	$9,217
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. Beginning in 2020, we increased our constraint on revenue from unredeemed vouchers to reflect ongoing uncertainty in future customer redemption behavior due to the impacts of COVID-19. If actual redemptions differ from our estimates, the effects could be material to the condensed consolidated financial statements. During the three months ended March 31, 2021, we recognized an immaterial amount of variable consideration from unredeemed vouchers that were sold in a prior period.
9. RESTRUCTURING AND RELATED CHARGES
In April 2020, the Board approved a multi-phase restructuring plan of up to $105.0 million of total pretax charges related to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. We expect to incur total pretax charges of $75.0 million to $105.0 million in connection with the restructuring actions through the end of 2021. Our restructuring plan includes workforce reductions of approximately 1,200 positions globally, the exit or discontinuation of the use of certain leases and other assets, impairments of our right-of-use and other long-lived assets, and the exit of our operations in Japan and New Zealand. In the first quarter 2021, we substantially liquidated our subsidiary in Japan and reclassified $32.2 million of cumulative foreign currency translation gains into earnings, which is presented in Other income (expense), net on the condensed consolidated statement of operations for the three months ended March 31, 2021.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes costs incurred by segment related to the restructuring plans for the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31, 2021
	Employee Severance and Benefit Costs	Legal and Advisory Costs	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$442	$807	$741	$1,990
International	6,460	(22)	(1,006)	5,432
Consolidated	$6,902	$785	$(265)	$7,422
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
The following table summarizes restructuring liability activity for each period (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2019 (1)	$699	$—	$699
Charges payable in cash (2)	36,266	2,137	38,403
Cash payments	(25,328)	(1,289)	(26,617)
Foreign currency translation	1,660	(14)	1,646
Balance as of December 31, 2020	13,297	834	14,131
Charges payable in cash	6,902	785	7,687
Cash payments	(2,431)	(812)	(3,243)
Foreign currency translation	(570)	—	(570)
Balance as of March 31, 2021	$17,198	$807	$18,005
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
Provision (benefit) for income taxes and income (loss) from continuing operations before provision (benefit) for income taxes for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Provision (benefit) for income taxes	$2,427	$(5,988)
Income (loss) from continuing operations before provision (benefit) for income taxes	16,875	(216,848)
Our U.S. Federal income tax rate is 21%. The effective tax rate for the three months ended March 31, 2021 was lower than the U.S. statutory federal income tax rate due to the benefit of non-taxable items and the U.S. research and development tax credit. The three months ended March 31, 2021 and 2020 were also impacted by the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The three months ended March 31, 2020 was impacted by the reversals of reserves for uncertain tax positions due to the closure of tax audits and by the carryback of federal net operating losses due to the income tax relief provided by the CARES Act. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $122.4 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $3.4 million in unrecognized tax benefits may occur within the 12 months following March 31, 2021 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of March 31, 2021 and December 31, 2020 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
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
Fair value option investments and available-for-sale securities. We have fair value option investments and available-for-sale securities that we measure using the income approach. We have classified these investments as Level 3 due to the lack of observable market data over fair value inputs such as cash flow projections and discount rates.
Contingent consideration. During the three months ended March 31, 2021, we settled a contingent consideration arrangement to the former owners of a business acquired in 2018. We use the income approach to value contingent consideration obligations based on future financial performance. We have classified our contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Assets
Fair value option investments:
Beginning Balance	$—	$1,405
Total gains (losses) included in earnings	—	(1,405)
Ending Balance	$—	$—
Unrealized gains (losses) still held (1)	$—	$(1,405)
Liabilities
Contingent Consideration:
Beginning Balance	$326	$1,298
Settlements of contingent consideration liabilities	(393)	—
Total losses (gains) included in earnings	—	4
Foreign currency translation	67	(83)
Ending Balance	$—	$1,219
Unrealized gains (losses) still held (1)	$—	$4
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
We recognized $109.5 million in non-cash impairment charges related to goodwill and $22.4 million in non-cash impairment charges related to long-lived assets during the three months ended March 31, 2020. See Note 2, Goodwill and Long-Lived Assets, for additional information.
We recognized $6.7 million in impairment charges related to an other equity method investment during the three months ended March 31, 2020. See Note 3, Investments, for additional information.
We did not record any other significant nonrecurring fair value measurements after initial recognition for the three months ended March 31, 2021 and 2020.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of March 31, 2021 and December 31, 2020 due to their short-term nature.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
notes, which are subject to the if-converted method.
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2021 and 2020 (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic and diluted net income (loss) per share:

Numerator
Net income (loss) - continuing operations	$14,448	$(210,860)
Less: Net income (loss) attributable to noncontrolling interests	(110)	3,044
Basic net income (loss) attributable to common stockholders - continuing operations	14,558	(213,904)
Net income (loss) attributable to common stockholders - discontinued operations	—	382
Basic net income (loss) attributable to common stockholders	$14,558	$(213,522)

Add: Effect of assumed conversion of convertible senior notes due 2026, net of tax (1)	$72	$—

Diluted net income (loss) attributable to common stockholders - continuing operations	14,630	(213,904)
Net income (loss) attributable to common stockholders - discontinued operations	—	382
Diluted net income (loss) attributable to common stockholders	$14,630	$(213,522)

Denominator
Shares used in computation of basic net income (loss) per share	29,028,489	28,365,216
Weighted-average effect of diluted securities
Restricted stock units	931,922	—
Performance share units and other stock-based compensation awards	109,419	—
Convertible senior notes due 2026 (1)	195,733	—
Shares used in computation of diluted net income (loss) per share	30,265,563	28,365,216

Basic net income (loss) per share:
Continuing operations	$0.50	$(7.54)
Discontinued operations	—	0.01
Basic net income (loss) per share	$0.50	$(7.53)

Diluted net income (loss) per share:
Continuing operations	$0.48	$(7.54)
Discontinued operations	—	0.01
Diluted net income (loss) per share	$0.48	$(7.53)
(1)We apply the if-converted method in computing the effect of our convertible senior notes on diluted net income (loss) per share, whereby the numerator of our diluted net income (loss) per share computations are adjusted for interest expense, net of tax, and the denominator is adjusted for the number shares into which the convertible senior notes could be converted. The effect is only included in the calculation of earnings per share for those instruments for which it would reduce earnings per share. Beginning January 1, 2021, the interest expense, net of tax, included in the numerator adjustment is calculated in accordance with ASU 2020-06, while prior period interest expense, net of tax, included in the numerator adjustment continues to be calculated in accordance with the historical policies and remains unchanged. See Note 5, Financing Arrangements, for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended March 31,
	2021	2020
Restricted stock units	172,015	1,657,810
Performance share units and other stock-based compensation awards	—	279,243
Convertible senior notes due 2022 (1)	2,314,815	2,314,815
Warrants	2,314,815	2,314,815
Capped call transactions	195,733	—
Total	4,997,378	6,566,683
(1)We apply the if-converted method in computing the effect of our convertible senior notes on diluted net income (loss) per share, whereby the numerator of our diluted net income (loss) per share computations are adjusted for interest expense, net of tax, and the denominator is adjusted for the number shares into which the convertible senior notes could be converted. The effect is only included in the calculation of earnings per share for those instruments for which it would reduce earnings per share. See Note 5, Financing Arrangements, for additional information.
We had outstanding Market-based Performance share units as of March 31, 2021 and 2020 that were eligible to vest into shares of common stock subject to the achievement of specified performance or market conditions. Contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. As of March 31, 2021, there were up to 57,668 shares of common stock issuable upon vesting of outstanding Market-based Performance Share Units that were excluded from the table above as the performance or market conditions were not satisfied as of the end of the period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by our chief operating decision maker to assess performance and make resource allocation decisions. Our operations are organized into two segments: North America and International. Our measure of segment profitability is contribution profit, defined as gross profit less marketing expense, which is consistent with how management reviews the operating results of the segments. Contribution profit measures the amount of marketing investment needed to generate gross profit. Other operating expenses are excluded from contribution profit as management does not review those expenses by segment.
The following table summarizes revenue by reportable segment and category for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
North America
Service revenue:
Local	$125,374	$142,660
Goods	15,285	3,745
Travel	5,959	6,449
Total service revenue	146,618	152,854
Product revenue - Goods	626	82,275
Total North America revenue (1)	147,244	235,129

International
Service revenue:
Local	23,189	48,668
Goods	1,970	2,233
Travel	847	3,273
Total service revenue	26,006	54,174
Product revenue - Goods	90,567	84,847
Total International revenue (1)	$116,573	$139,021
(1)North America includes revenue from the United States of $145.0 million and $230.9 million for the three months ended March 31, 2021 and 2020. International includes revenue from the United Kingdom and France of $42.1 million and $28.5 million for the three months ended March 31, 2021, and United Kingdom of $49.5 million for the three months ended March 31, 2020. There were no other individual countries that represented more than 10% of consolidated total revenue for the three months ended March 31, 2021 and 2020. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes gross profit by reportable segment and category for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
North America
Service gross profit:
Local	$112,426	$123,859
Goods	13,056	3,008
Travel	4,718	3,962
Total service gross profit	130,200	130,829
Product gross profit - Goods	168	12,942
Total North America gross profit	130,368	143,771

International
Service gross profit:
Local	21,427	44,524
Goods	1,859	2,016
Travel	713	2,744
Total service gross profit	23,999	49,284
Product gross profit - Goods	12,616	8,192
Total International gross profit	$36,615	$57,476

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
North America
Gross profit	$130,368	$143,771
Marketing	22,768	39,409
Contribution profit	107,600	104,362

International
Gross profit	36,615	57,476
Marketing	10,898	20,721
Contribution profit	25,717	36,755

Consolidated
Gross profit	166,983	201,247
Marketing	33,666	60,130
Contribution profit	133,317	141,117
Selling, general and administrative	127,143	207,135
Goodwill impairment	—	109,486
Long-lived asset impairment	—	22,351
Restructuring and related charges	7,422	6
Income (loss) from operations	$(1,248)	$(197,861)
The following table summarizes total assets by reportable segment as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Total assets:
North America (1)	$1,056,466	$971,110
International (1)	345,571	440,397
Consolidated total assets	$1,402,037	$1,411,507
(1)North America contains assets from the United States of $1,032.9 million and $948.1 million as of March 31, 2021 and December 31, 2020. International contained assets from Switzerland of $151.7 million as of December 31, 2020. There were no other individual countries that represented more than 10% of consolidated total assets as of March 31, 2021 and December 31, 2020.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14. SUBSEQUENT EVENTS
In April 2021, we issued an additional $30.0 million aggregate principal amount of 2026 Notes following the exercise by the initial purchasers of their option to purchase additional 2026 Notes, and we entered into additional capped call transactions in connection therewith. See Note 5, Financing Arrangements, for additional information.
In May 2021, we entered into an agreement with AGH to repurchase the Atairos Notes on or before May 14, 2021 for a purchase price equal to the $250.0 million outstanding principal amount of the Atairos Notes, any accrued and unpaid interest through the repurchase date, and $4.0 million of cash consideration. Funds for the repurchase, excluding any interest, are expected to come from the following (in millions):

Restricted cash held as of March 31, 2021	$169.8
Additional net proceeds from 2026 Notes issued in April 2021	25.5
Unrestricted cash	58.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report. See Part I, Financial Information, Forward-Looking Statements, for additional information.
Overview
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites, primarily localized groupon.com sites in many countries. We operate in two segments, North America and International, and operate in three categories, Local, Goods and Travel. See Item 1, Note 13, Segment Information, for additional information.
Currently, we generate product and service revenue from the following business operations.
Service Revenue from Local, Travel, and Goods Categories: Service revenue primarily represents the net commissions earned from selling goods or services on behalf of third-party merchants. Service revenue is reported on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. We also earn commissions when customers make purchases with retailers using digital coupons listed on our localized groupon.com sites.
Product Revenue from Goods Category: We generate product revenue from sales of our first-party Goods merchandise inventory. For product revenue transactions, we are the primary party responsible for providing the merchandise to the customer, we have inventory risk and we have discretion in establishing prices. As such, product revenue is reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, is recognized when the merchandise is delivered to the customer. During 2020, we transitioned to a third-party marketplace in North America and we plan to begin the transition to a third-party marketplace in International in the second quarter 2021. In a third-party marketplace model, our merchants generally assume inventory and refund risk, and as such our Goods category will primarily generate revenue on a net basis following our transition.
Strategy
Our mission is to be the destination for experiences where consumers discover fun things to do and local businesses thrive. Our strategic priorities are to expand our Local inventory and modernize our marketplace by improving the merchant and customer experiences. While both of these are important to building a successful marketplace, in the immediate term, we believe the most critical of these is expanding Local inventory.
To validate our strategic priority to expand Local inventory, in mid-2020, we launched a test in four markets in North America to determine if growing inventory would result in improved gross billings and unit performance. To grow Local supply, we are focused on leveraging three types of inventory: Deals with fewer restrictions, a new lower discount inventory product called Offers, and Market Rate supply. At the conclusion of our test we determined that we reached our test goals, and we intend to scale elements of our inventory strategy more broadly throughout our marketplace in 2021. In North America, we have begun scaling the removal of Deal repeat purchase restrictions to all merchants and the launch of Offers to Beauty & Wellness merchants.
To support our strategic priority of improving the merchant and customer experience, we are reducing friction and making it easier for our customers to find, buy, and redeem a Groupon. In April 2021, we started to roll out a new customer experience to North America app and mobile web users, which we believe will drive engagement, conversion, and customer purchase frequency. On the merchant side, we are continuing to build out tools that will help us be a better partner to our merchants, including our self-service tool, advertising products and booking tool features.
COVID-19, Restructuring and Cost Reduction
Since March 2020, the COVID-19 pandemic has led to a significant decrease in consumer demand, a decrease in customer redemptions and elevated refund levels due to changes in consumer behavior and actions taken by governments to control the spread of COVID-19, including quarantines, travel restrictions, as well as business restrictions and shutdowns. The COVID-19 pandemic has had an adverse impact on our financial condition, results of operations and cash flows, which included impairments of our goodwill and long-lived assets in 2020.
In April 2020, the Board approved a multi-phase restructuring plan related to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. We expect to incur total pre-tax charges of $75.0 million to $105.0 million in connection with our restructuring plan through the end of 2021. Once fully implemented, we expect our restructuring plan to result in $225.0 million in annualized cost savings. During the three months ended March 31, 2021, we recorded $7.4 million in pre-tax charges in connection with our restructuring actions. See Note 9, Restructuring and Related Charges, for additional information.
In March 2021, we entered into the Amended Credit Agreement to extend covenant relief through the fourth quarter 2021 and we issued $200.0 million of convertible notes. See Note 5, Financing Arrangements, for additional information. We plan to continue to actively manage and optimize our cash balances and liquidity, working capital and operating expenses, although there can be no assurances that we will be able to do so.
Recovery from the COVID-19 pandemic could be volatile and prolonged given the unprecedented and continuously evolving nature of the situation. The future impact of COVID-19 on our business, results of operations, financial condition and liquidity is highly uncertain and will ultimately depend on future developments, including the magnitude and duration of the pandemic, the protective measures taken to reduce its spread, and the vaccine supply and demand. We continue to monitor the impact of COVID-19 on our business, including the developing situation in India, where we operate a shared service center.
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
Our gross billings, units, and TTM active customers for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Gross billings	$553,972	$806,399
Units	17,803	29,766
TTM Active Customers	25,754	41,837

Financial Metrics
•Revenue is currently earned through product and service revenue transactions. We earn service revenue from transactions in which we generate commissions by selling goods or services on behalf of third-party merchants. Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer for the offering less an agreed upon portion of the purchase price paid to the third-party merchant. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties. We generate product revenue from our sales of first-party Goods inventory. Our product revenue from these first-party transactions, which are direct sales of merchandise inventory, is the purchase price received from the customer. During 2020, we transitioned to a third-party marketplace in North America and we plan to begin to transition to a third-party marketplace in International in the second quarter 2021. Following the International transition, we expect our Goods category to primarily generate revenue on a net basis within service revenue.
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

The following table presents the above financial metrics for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$263,817	$374,150
Gross profit	166,983	201,247
Adjusted EBITDA	30,372	(22,464)
Free cash flow	(58,445)	(247,004)
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
•Restructuring and related charges represent severance and benefit costs for workforce reductions, impairments and other facilities-related costs and professional advisory fees. See Note 9, Restructuring and Related Charges, for additional information about our restructuring plan.
Factors Affecting Our Performance
Impact of COVID-19. During the COVID-19 pandemic, actions taken by governments to control the spread of COVID-19, and changes in consumer behavior have had a negative impact on our business, which relies on customers' purchases of local experiences, including events and activities, beauty and wellness, travel and dining. Recovery from the COVID-19 pandemic could be volatile and prolonged given the unprecedented and continuously evolving nature of the situation. We continue to monitor the impact of COVID-19 on our business, particularly in our International segment where restrictions have been more prolonged and stricter than in North America, surges in virus cases continue to occur and the vaccination rollout has been slower. We also continue to monitor the developing situation in India, where we operate a shared service center.
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

Driving purchase frequency and re-engaging and retaining customers. In light of significant declines in consumer demand for local and travel services due to COVID-19, we must highlight offers that customers can enjoy right now in order to drive purchase frequency and retain customers. This includes surfacing the relevant Local inventory in each market depending on the government restrictions currently in place and continuing to leverage our Goods category in the near-term. We also must continue to focus on expanding inventory through our three inventory products - Deals with fewer restrictions, Offers, and Market Rate. On the customer experience side, we must continue to improve our websites and mobile applications; launch innovative products that remove friction from the customer journey and drive awareness to our supply; and grow our high-quality, bookable inventory.

Results of Operations
North America
Operating Metrics
North America segment gross billings, units, and TTM active customers for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Gross billings
Service gross billings:
Local	$281,296	$392,609	(28.4)%
Goods	69,142	18,119	281.6
Travel	31,460	33,660	(6.5)
Total service gross billings	381,898	444,388	(14.1)
Product gross billings - Goods	626	82,275	(99.2)
Total gross billings	$382,524	$526,663	(27.4)

Units
Local	8,266	14,132	(41.5)%
Goods	3,081	3,742	(17.7)
Travel	193	312	(38.1)
Total units	11,540	18,186	(36.5)

TTM Active customers	15,204	25,340	(40.0)%
Comparison of the Three Months Ended March 31, 2021 and 2020:
North America gross billings and units declined by $144.1 million and 6.6 million for the three months ended March 31, 2021. TTM active customers declined by 10.1 million for the three months ended March 31, 2021. These declines were primarily due to the significant decrease in consumer demand due to changes in consumer behavior and actions taken by governments to control the spread of COVID-19, including quarantines and travel restrictions, as well as business restrictions and shutdowns. These declines were partially offset by a shift in mix to higher-priced offerings.
North America units and gross billings declined in January and February 2021 compared with the prior year, and increased in March 2021 due to the timing of the onset of the pandemic in March 2020.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Revenue
Service revenue
Local	$125,374	$142,660	(12.1)%
Goods	15,285	3,745	308.1
Travel	5,959	6,449	(7.6)
Total service revenue	146,618	152,854	(4.1)
Product revenue - Goods	626	82,275	(99.2)
Total revenue	$147,244	$235,129	(37.4)

Cost of revenue
Service cost of revenue
Local	$12,948	$18,801	(31.1)%
Goods	2,229	737	202.4
Travel	1,241	2,487	(50.1)
Total service cost of revenue	16,418	22,025	(25.5)
Product cost of revenue - Goods	458	69,333	(99.3)
Total cost of revenue	$16,876	$91,358	(81.5)

Gross profit
Service gross profit
Local	$112,426	$123,859	(9.2)%
Goods	13,056	3,008	334.0
Travel	4,718	3,962	19.1
Total service gross profit	130,200	130,829	(0.5)
Product gross profit - Goods	168	12,942	(98.7)
Total gross profit	$130,368	$143,771	(9.3)

Service margin (1)	38.4%	34.4%

% of Consolidated revenue	55.8%	62.8%
% of Consolidated cost of revenue	17.4	52.8
% of Consolidated gross profit	78.1	71.4
(1)     Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended March 31, 2021 and 2020:
North America revenue and gross profit decreased by $87.9 million and $13.4 million for the three months ended March 31, 2021. Those decreases were primarily driven by a decline in gross billings and transaction volume due to the impacts of COVID-19. Revenue also declined due to the transition of Goods to a third party marketplace model. In a third-party marketplace model, we generate service revenue which is presented on a net basis.
Cost of revenue decreased by $74.5 million for the three months ended March 31, 2021 primarily due to the impacts of the transition of Goods to a third-party marketplace model.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America contribution profit for the three months ended March 31, 2021 and 2020 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Marketing	$22,768	$39,409	(42.2)%
% of Gross profit:	17.5%	27.4%

Contribution profit	$107,600	$104,362	3.1%
Comparison of the Three Months Ended March 31, 2021 and 2020:
North America marketing expense and marketing expense as a percentage of gross profit declined for the three months ended March 31, 2021 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19.
The increase in our North America contribution profit for the three months ended March 31, 2021 was primarily attributable to a $16.6 million decrease in marketing, partially offset by a decrease in gross profit.
International
Operating Metrics
International segment gross billings, units, and TTM active customers for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Gross billings
Service gross billings:
Local	$69,674	$157,401	(55.7)%
Goods	7,748	10,657	(27.3)
Travel	3,459	26,831	(87.1)
Total service gross billings	80,881	194,889	(58.5)
Product gross billings - Goods	90,567	84,847	6.7
Total gross billings	$171,448	$279,736	(38.7)

Units
Local	2,091	6,844	(69.4)%
Goods	4,121	4,487	(8.2)
Travel	51	249	(79.5)
Total units	6,263	11,580	(45.9)

TTM Active customers	10,550	16,497	(36.0)%
Comparison of the Three Months Ended March 31, 2021 and 2020:
International gross billings and units decreased by $108.3 million and 5.3 million for the three months ended March 31, 2021. TTM active customers declined by 5.9 million for the three months ended March 31, 2021. These declines were primarily due to the significant decrease in consumer demand due to changes in consumer behavior and actions taken by governments to control the spread of COVID-19, including quarantines and travel restrictions, as well as business restrictions and shutdowns. The decline in gross billings was partially offset by a $15.1 million favorable impact from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Revenue
Service revenue:
Local	$23,189	$48,668	(52.4)%
Goods	1,970	2,233	(11.8)
Travel	847	3,273	(74.1)
Total service revenue	26,006	54,174	(52.0)
Product revenue - Goods	90,567	84,847	6.7
Total revenue	$116,573	$139,021	(16.1)

Cost of revenue
Service cost of revenue:
Local	$1,762	$4,144	(57.5)%
Goods	111	217	(48.8)
Travel	134	529	(74.7)
Total service revenue	2,007	4,890	(59.0)
Product cost of revenue - Goods	77,951	76,655	1.7
Total cost of revenue	$79,958	$81,545	(1.9)

Gross profit
Service gross profit:
Local	$21,427	$44,524	(51.9)%
Goods	1,859	2,016	(7.8)
Travel	713	2,744	(74.0)
Total service gross profit	23,999	49,284	(51.3)
Product gross profit - Goods	12,616	8,192	54.0
Total gross profit	$36,615	$57,476	(36.3)

Service margin (1)	32.2%	27.8%

% of Consolidated revenue	44.2%	37.2%
% of Consolidated cost of revenue	82.6	47.2
% of Consolidated gross profit	21.9	28.6
(1)     Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended March 31, 2021 and 2020
International revenue and gross profit decreased by $22.4 million and $20.9 million for the three months ended March 31, 2021. Those decreases were primarily driven by a decline in gross billings due to the impacts of COVID-19 as discussed above. The decreases in revenue and gross profit were partially offset by favorable impacts of $10.0 million and $3.2 million from year-over-year changes in foreign currency exchange rates.
Cost of revenue decreased by $1.6 million for the three months ended March 31, 2021 primarily due to the decrease in transaction volume and gross billings, partially offset by a $6.8 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Marketing and Contribution Profit
International marketing and contribution profit for the three months ended March 31, 2021 and 2020 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Marketing	$10,898	$20,721	(47.4)%
% of Gross profit:	29.8%	36.1%

Contribution profit	$25,717	$36,755	(30.0)%
Comparison of the Three Months Ended March 31, 2021 and 2020:
International marketing expense and marketing expense as a percentage of gross profit declined for the three months ended March 31, 2021 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19.
The decrease in International contribution profit for the three months ended March 31, 2021 was primarily attributable to a $20.9 million decrease in gross profit, partially offset by a $9.8 million decrease in marketing expense.

Operating Expenses
Operating expenses for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Marketing	$33,666	$60,130	(44.0)%
Selling, general and administrative	127,143	207,135	(38.6)
Goodwill impairment	—	109,486	(100.0)
Long-lived asset impairment	—	22,351	(100.0)
Restructuring and related charges	7,422	6	NM
Total Operating expenses	$168,231	$399,108	(57.8)

% of Gross profit:
Marketing	20.2%	29.9%
Selling, general and administrative	76.1%	102.9%

Comparison of the Three Months Ended March 31, 2021 and 2020:
Marketing expense and marketing expense as a percentage of gross profit declined for the three months ended March 31, 2021 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19, partially offset by a $0.9 million unfavorable impact from year-over-year change in foreign currency exchange rates.
SG&A decreased for the three months ended March 31, 2021 primarily due to lower payroll-related expenses due to restructuring actions and lower consulting and facilities-related expenses, partially offset by a $4.4 million unfavorable impact from year-over-year changes in foreign currency exchange rates. SG&A as a percentage of gross profit decreased for the three months ended March 31, 2021 due to the decline in fixed costs as a result of our restructuring actions.
During the first quarter 2020, we performed an interim quantitative assessment of goodwill and long-lived assets as a result of significant deterioration in our financial performance due to the impact of COVID-19. As a result, we recognized goodwill impairment of $109.5 million, that represented the excess of the EMEA reporting unit's carrying value over its fair value, and long-lived asset impairment of $22.4 million for the three months ended March 31, 2020. See Note 2, Goodwill and Long-Lived Assets, for additional information.
Restructuring and related charges for the three months ended March 31, 2021 primarily represent severance and benefit costs for workforce reductions See Note 9, Restructuring and Related Charges, for additional information.
Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three months ended March 31, 2021 and 2020 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income	$1,155	$2,556
Interest expense	(5,116)	(6,958)
Foreign currency gains (losses), net	22,084	(6,496)
Impairment and other changes in fair value of investments	—	(8,089)
Other income (expense), net	$18,123	$(18,987)
Comparison of the Three Months Ended March 31, 2021 and 2020:
The change in Other income (expense), net for the three months ended March 31, 2021 as compared with the prior year period is primarily related to a change in foreign currency gains and losses of $28.6 million due to a $32.2 million cumulative foreign currency translation adjustment gain that was reclassified into earnings as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions, as well as a $8.1 million impairment and other changes in fair value of investments.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three months ended March 31, 2021 and 2020 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Provision (benefit) for income taxes	$2,427	$(5,988)	(140.5)%
Effective tax rate	14.4%	2.8%

Comparison of the Three Months Ended March 31, 2021 and 2020:
The effective tax rate for the three months ended March 31, 2021 was lower than the U.S. statutory federal income tax rate due to the benefit of non-taxable items and the U.S. research and development tax credit. The three months ended March 31, 2021 and 2020 were also impacted by the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The three months ended March 31, 2020 was impacted by the reversals of reserves for uncertain tax positions due to the closure of tax audits and by the carryback of federal net operating losses due to the income tax relief provided by the CARES Act. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three months ended March 31, 2021, special charges and credits included charges related to our restructuring plan. For the three months ended March 31, 2020, special charges and credits included goodwill and long-lived asset impairments and strategic advisor costs. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Income (loss) from continuing operations	$14,448	$(210,860)
Adjustments:
Stock-based compensation	7,179	14,015
Depreciation and amortization	17,019	25,909
Acquisition-related expense (benefit), net	—	4
Restructuring and related charges	7,422	6
Goodwill impairment	—	109,486
Long-lived asset impairment	—	22,351
Strategic advisor costs	—	3,626
Other (income) expense, net (1)	(18,123)	18,987
Provision (benefit) for income taxes	2,427	(5,988)
Total adjustments	15,924	188,396
Adjusted EBITDA	$30,372	$(22,464)
(1)Other (income) expense, net for the three months ended March 31, 2021 includes a $32.2 million cumulative foreign currency translation adjustment gain that was reclassified into earnings as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions. Refer to Note 9, Restructuring and Related Charges, for additional information.
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
Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not include cash payments for business acquisitions. In addition, free cash flow reflects the impact of the timing difference between when we are paid by customers and when we pay merchants and suppliers. Therefore, we believe it is important to view free cash flow as a complement to our condensed consolidated statements of cash flows. For a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, see Liquidity and Capital Resources below.
Foreign currency exchange rate neutral operating results. Foreign currency exchange rate neutral operating results show current period operating results as if foreign currency exchange rates had remained the same as those in effect in the prior year period. Those measures are intended to facilitate comparisons to our historical performance.

The following table represents the effect on our condensed consolidated statements of operations from changes in exchange rates versus the U.S. dollar for the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31, 2021
	At Avg. Q1 2020 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$538,882	$15,090	$553,972
Revenue	253,798	10,019	263,817
Cost of revenue	89,994	6,840	96,834
Gross profit	163,804	3,179	166,983
Marketing	32,790	876	33,666
Selling, general and administrative	122,773	4,370	127,143
Restructuring and related charges	6,897	525	7,422
Income (loss) from operations	1,344	(2,592)	(1,248)
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and cash balances, which primarily consist of bank deposits and government money market funds. As of March 31, 2021, cash balances, including outstanding borrowings under the Amended Credit Agreement, were $676.8 million. We also have $169.8 million in restricted cash as of March 31, 2021 (which is a portion of the net proceeds from the 2026 Notes offering) that will be used to repurchase the Atairos Notes in May 2021.
Our net cash flows from operating, investing and financing activities from continuing operations for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash provided by (used in):
Operating activities	$(46,405)	$(236,408)
Investing activities	(12,744)	19,564
Financing activities	62,618	141,312
Our free cash flow for the three months ended March 31, 2021 and 2020 and a reconciliation to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities from continuing operations	$(46,405)	$(236,408)
Purchases of property and equipment and capitalized software	(12,040)	(10,596)
Free cash flow	$(58,445)	$(247,004)
Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either based upon the customer's redemption of the related voucher or fixed payment terms, which are generally biweekly throughout the term of the merchant's offering. Historically, we have primarily paid merchants on fixed payment terms in North America and upon voucher redemption internationally. In the third quarter 2020, we largely completed a transition to redemption payment terms in North America.

Our cash balances fluctuate significantly throughout the year based on many variables, including gross billings growth rates, the timing of payments to merchants and suppliers, seasonality and the mix of transactions between Goods and Local.
For the three months ended March 31, 2021, our net cash used in operating activities from continuing operations was $46.4 million, as compared with $14.4 million net income from continuing operations. That difference is primarily due to a $53.1 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was related to seasonal timing of payments to inventory suppliers and the impact of COVID-19. The difference between our net cash used in operating activities and our net income from continuing operations is also due to $7.7 million of non-cash items, including a $32.2 million foreign currency translation gain that was reclassified into earnings due to our substantial liquidation of Japan, depreciation and amortization and stock-based compensation.
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
For the three months ended March 31, 2021, our net cash used in investing activities from continuing operations was $12.7 million, which included purchases of property and equipment and capitalized software of $12.0 million.
For the three months ended March 31, 2020, our net cash provided by investing activities from continuing operations was $19.6 million. Our net cash provided by investing activities from continuing operations included the proceeds from the sale of an investment of $31.6 million, which was partially offset by purchases of property and equipment and capitalized software of $10.6 million.
For the three months ended March 31, 2021, our net cash provided by financing activities was $62.6 million. Our net cash provided by financing activities included $200.0 million of proceeds received from the issuance of the 2026 Notes, partially offset by $6.6 million in cash paid for issuance costs for the 2026 Notes and the revolving credit agreement, $23.8 million related to the purchase of capped call transactions, and $100.0 million in payments under our revolving credit agreement. As noted above, we have classified $169.8 million of the proceeds of the 2026 Notes that will be used to repurchase the Atairos Notes in restricted cash.
For the three months ended March 31, 2020, our net cash provided by financing activities was $141.3 million. Our net cash provided by financing activities included $150.0 million of borrowings under our revolving credit facility, partially offset by $3.8 million of distributions to noncontrolling interest holders and $3.3 million in taxes paid related to net share settlements of stock-based compensation awards.
In July 2020, we entered into the First Amendment of our Credit Agreement in order to, among other things, provide us operational flexibility and covenant relief in light of the ongoing impacts of COVID-19 on our business. In March 2021, we entered into the Second Amendment to, among other things, extend the covenant relief through the fourth quarter 2021. In March and April 2021, we also issued the 2026 Notes and used a portion of the net proceeds from the 2026 Notes offering to purchase the capped call transactions. We intend to use the remaining net proceeds, together with cash on hand, to repurchase the Atairos Notes in May 2021. See Note 5, Financing Arrangements, for additional information.
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

As of March 31, 2021, we had $176.8 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of March 31, 2021, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2021 did not materially change from the amounts set forth in our 2020 Annual Report on Form 10-K, except as disclosed in Note 6, Commitments and Contingencies.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2021.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Item 2, Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition, refer to the critical accounting policies and estimates under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Standards
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. This ASU amends a variety of Topics, including presentation and disclosures of financial statements, interim reporting, accounting changes and error corrections. This ASU will be effective for annual reporting periods beginning after December 15, 2021 and interim periods within those annual periods beginning after December 15, 2022 and early adoption is permitted. We are still assessing the impact of ASU 2020-10 on our condensed consolidated financial statements.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three months ended March 31, 2021, we derived approximately 44.2% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of March 31, 2021 and December 31, 2020.
As of March 31, 2021, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $27.2 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.7 million. This compares with an $11.4 million working capital surplus subject to foreign currency exposure as of December 31, 2020, for which a 10% adverse change would have resulted in a potential increase in this working capital surplus of $1.1 million.
Interest Rate Risk
Our cash balance as of March 31, 2021 consists of bank deposits and government money market funds, so exposure to market risk for changes in interest rates is limited. In April 2016, we issued convertible notes with an aggregate principal amount of $250.0 million and in March 2021, we issued convertible notes with an aggregate principal amount of $200.0 million. See Item 1, Note 5, Financing Arrangements. The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. Our Amended Credit Agreement provides for aggregate principal borrowings of up to $225.0 million. As of March 31, 2021, we had $100.0 million of borrowings outstanding and $23.1 million of outstanding letters of credit under the Amended Credit Agreement. See Item 2, Liquidity and Capital Resources for additional information. Because borrowings under the Amended Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended Credit Agreement. We have $120.6 million of lease obligations as of March 31, 2021. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2021.

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
Based on this evaluation, our management concluded that, as of March 31, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, our employees have been working remotely. We have not identified any material changes to our internal controls over financial reporting as a result of COVID-19 or related changes to our working environment. We are continually monitoring and assessing the impact the COVID-19 pandemic and related restrictions have on our own internal controls to minimize the effect on their design and operating effectiveness.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 except as supplemented and updated below:
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
The impact of COVID-19 as well as our cost-saving actions, remote working environment, and other actions we have taken to attempt to address and mitigate the effects of COVID-19 on our business may lead to disruptions in our business or workforce, inability to grow and evolve our brand, reduced employee morale, engagement and productivity, increased attrition, problems retaining existing and recruiting future employees, limited resources to complete projects efficiently or on anticipated timelines, and increased workload for employees all of which could negatively impact our business, results of operations, financial condition and create risks to the effectiveness of our internal controls. Such disruption also could negatively impact our ability to realize the full benefits of our strategy.
These and other potential impacts of COVID-19 have and are expected to continue to adversely affect our business, financial condition and results of operations. The ultimate extent of the impact of COVID-19 (or any epidemic, pandemic or other health crisis) will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, emerging virus variants and the actions taken to contain COVID-19 and address its impact. Further, we may continue to experience different or more prolonged impacts in certain locations where we operate, particularly in our International segment where restrictions have been more prolonged and stricter than in North America, surges in virus cases continue to occur and the vaccination rollout has been slower.
The potential effects of COVID-19 also could intensify or otherwise affect many of our other risk factors that are included in our Annual Report and this Quarterly Report, including, but not limited to, risks related to the execution of our strategy, customer and merchant acquisition and retention, macroeconomic factors beyond our control, risks of doing business outside of the United States, including risks relating to the staffing and effectiveness of our centralized shared service centers in locations such as India, and risks related to our indebtedness. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our Annual Report and this Quarterly Report are uncertain.
Furthermore, because the COVID-19 pandemic did not impact our results until late in the first quarter of 2020, such impact may not be directly comparable to any historical period and is not necessarily indicative of any future impact that the COVID-19 pandemic may have on our results for subsequent periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2021, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of March 31, 2021, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so. See Item 1, Note 7, Stockholders' Equity and Compensation Arrangements, for information regarding our share repurchase program.
The following table provides information about purchases of shares of our common stock during the three months ended March 31, 2021 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2021	70,152	$37.49	—	—
February 1-28, 2021	39,962	38.29	—	—
March 1-31, 2021	12,817	57.81	—	—
Total	122,931	$39.87	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
Atairos Note Repurchase
On May 5, 2021, the Company entered into a Note Repurchase Agreement (the “Note Repurchase Agreement”) with AGH to repurchase all of the outstanding $250.0 million aggregate principal amount of the Company’s 3.25% Convertible Senior Notes due 2022. Pursuant to the Note Repurchase Agreement, the Company will pay AGH an amount equal to $254.0 million (i.e., principal and a prepayment fee of $4.0 million), plus accrued and unpaid interest to, and including, the repurchase date. The closing of the repurchase transaction is expected to occur on or before May 14, 2021. In connection with the repurchase of the Atairos Notes, we intend to unwind the related note hedge and warrants.
Pursuant to the terms of the Note Repurchase Agreement, Michael Angelakis, who serves on the Company’s Board of Directors (the “Board”) as the designee of AGH, has tendered his resignation from the Board to be effective concurrent with the closing of the repurchase transaction.
The foregoing description is qualified in its entirety by reference to the text of the Note Repurchase Agreement, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

2021 Executive Compensation Update
As previously disclosed, in February 2021, the Compensation Committee of the Board of Directors of the Company approved annual performance share unit (“PSU”) awards under the Groupon, Inc. 2011 Incentive Plan, as amended, including PSUs with a value equal to $1,680,000 for Aaron Cooper, Interim Chief Executive Officer, $552,000 for Melissa Thomas, Chief Financial Officer, and $352,000 for Dane Drobny, Chief Administrative Officer and General Counsel (collectively, the “2021 PSU Awards”). The performance metrics for the 2021 PSU awards were not determined at that time and were to be set by the Compensation Committee at a later date.
On May 5, 2021, the Compensation Committee approved the conversion of the 2021 PSU Awards at their target levels into RSUs with a two-year vesting schedule (consistent with the existing vesting schedule of the 2021 PSU Awards). The Compensation Committee took this action in response to continued challenges in establishing meaningful and measurable long-term performance metrics (different from the metric already approved for the 2021 annual cash incentive plan) due to the unprecedented and continuously evolving circumstances created by the COVID-19 pandemic and resulting volatility. This represents a one-time conversion of PSUs for our named executive officers, and the Compensation Committee currently intends to again award performance-based equity awards as part of the Company’s executive compensation program in 2022.
ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Indenture, dated March 25, 2021, between Groupon, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2021)
4.2	Form of 1.125% Convertible Senior Note due 2026 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 25, 2021)
10.1	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 25, 2021)
10.2	Note Repurchase Agreement, dated May 5, 2021, between Groupon, Inc. and A-G Holdings, L.P.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
_____________________________________
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May 2021.

GROUPON, INC.
By:	/s/ Melissa Thomas
	Name:	Melissa Thomas
	Title:	Chief Financial Officer