Form 10-Q
period 2021-06-30
Groupon, Inc.
filed 2021-08-05
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Yes ☐        No  ☒
As of August 2, 2021, there were 29,524,564 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, effects of the ongoing COVID-19 pandemic or other pandemics or disease outbreaks on our business; our ability to execute, and achieve the expected benefits of, our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments and any potential adverse impact from the United Kingdom's exit from the European Union; global economic uncertainty; retaining and adding high quality merchants; retaining existing customers and adding new customers; competing successfully in our industry; providing a compelling mobile experience for our customers; managing refund risks; retaining and attracting members of our executive team and other qualified personnel; customer and merchant fraud; payment-related risks; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; exposure to greater than anticipated tax liabilities; adoption of tax legislation; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our convertible senior notes; our common stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our convertible senior notes; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$565,033	$850,587
Accounts receivable, net	37,433	42,998
Prepaid expenses and other current assets	44,886	40,441
Total current assets	647,352	934,026
Property, equipment and software, net	80,628	85,284
Right-of-use assets - operating leases, net	64,101	75,349
Goodwill	217,764	214,699
Intangible assets, net	27,528	30,151
Investments	36,472	37,671
Other non-current assets	34,695	34,327
Total assets	$1,108,540	$1,411,507
Liabilities and equity
Current liabilities:
Short-term borrowings	$100,000	$200,000
Accounts payable	39,943	33,026
Accrued merchant and supplier payables	289,883	410,963
Accrued expenses and other current liabilities	282,922	294,999
Total current liabilities	712,748	938,988
Convertible senior notes, net	222,654	229,490
Operating lease obligations	74,698	90,927
Other non-current liabilities	42,604	44,428
Total liabilities	1,052,704	1,303,833
Commitments and contingencies (see Note 6)
Stockholders' equity
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 39,805,243 shares issued and 29,511,126 shares outstanding at June 30, 2021; 39,142,896 shares issued and 28,848,779 shares outstanding at December 31, 2020	4	4
Additional paid-in capital	2,257,613	2,348,114
Treasury stock, at cost, 10,294,117 shares at June 30, 2021 and December 31, 2020	(922,666)	(922,666)
Accumulated deficit	(1,261,665)	(1,320,886)
Accumulated other comprehensive income (loss)	(17,730)	3,109
Total Groupon, Inc. stockholders' equity	55,556	107,675
Noncontrolling interests	280	(1)
Total equity	55,836	107,674
Total liabilities and equity	$1,108,540	$1,411,507

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Service	$206,161	$112,377	$378,785	$319,405
Product	59,797	283,269	150,990	450,391
Total revenue	265,958	395,646	529,775	769,796
Cost of revenue:
Service	21,167	16,242	39,592	43,157
Product	50,848	242,178	129,257	388,166
Total cost of revenue	72,015	258,420	168,849	431,323
Gross profit	193,943	137,226	360,926	338,473
Operating expenses:
Marketing	43,720	25,242	77,386	85,372
Selling, general and administrative	137,969	143,619	265,112	350,760
Goodwill impairment	—	—	—	109,486
Long-lived asset impairment	—	—	—	22,351
Restructuring and related charges	14,245	40,478	21,667	40,478
Total operating expenses	195,934	209,339	364,165	608,447
Income (loss) from operations	(1,991)	(72,113)	(3,239)	(269,974)
Other income (expense), net	(2,927)	(1,695)	15,196	(20,682)
Income (loss) from continuing operations before provision (benefit) for income taxes	(4,918)	(73,808)	11,957	(290,656)
Provision (benefit) for income taxes	(1,789)	(696)	638	(6,684)
Income (loss) from continuing operations	(3,129)	(73,112)	11,319	(283,972)
Income (loss) from discontinued operations, net of tax	—	—	—	382
Net income (loss)	(3,129)	(73,112)	11,319	(283,590)
Net (income) loss attributable to noncontrolling interests	(253)	995	(143)	(2,049)
Net income (loss) attributable to Groupon, Inc.	$(3,382)	$(72,117)	$11,176	$(285,639)

Basic net income (loss) per share:
Continuing operations	$(0.12)	$(2.53)	$0.38	$(10.06)
Discontinued operations	—	—	—	0.01
Basic net income (loss) per share	$(0.12)	$(2.53)	$0.38	$(10.05)

Diluted net income (loss) per share:
Continuing operations	$(0.12)	$(2.53)	$0.37	(10.06)
Discontinued operations	—	—	—	0.01
Diluted net income (loss) per share)	$(0.12)	$(2.53)	$0.37	$(10.05)

Weighted average number of shares outstanding:
Basic	29,273,806	28,493,258	29,139,930	28,426,308
Diluted	29,273,806	28,493,258	30,120,851	28,426,308

Comprehensive income (loss):
Net income (loss)	$(3,129)	$(73,112)	$11,319	$(283,590)
Other comprehensive income (loss):
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	(3,331)	(7,632)	(53,123)	(9,593)
Reclassification of cumulative foreign currency translation adjustments (See Note 5)	56	—	32,284	—
Other comprehensive income (loss) from continuing operations	(3,275)	(7,632)	(20,839)	(9,593)
Other comprehensive income (loss) from discontinued operations	—	—	—	—
Other comprehensive income (loss)	(3,275)	(7,632)	(20,839)	(9,593)

Comprehensive income (loss)	(6,404)	(80,744)	(9,520)	(293,183)
Comprehensive (income) loss attributable to noncontrolling interest	(253)	995	(143)	(2,049)
Comprehensive income (loss) attributable to Groupon, Inc.	$(6,657)	$(79,749)	$(9,663)	$(295,232)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	39,142,896	$4	$2,348,114	(10,294,117)	$(922,666)	$(1,320,886)	$3,109	$107,675	$(1)	$107,674
Cumulative effect of change in accounting principle due to adoption of ASU 2020-06, net of tax	—	—	(67,014)	—	—	48,045	—	(18,969)	—	(18,969)
Comprehensive income (loss)	—	—	—	—	—	14,558	(17,564)	(3,006)	(110)	(3,116)
Vesting of restricted stock units and performance share units	308,954	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	23,418	—	349	—	—	—	—	349	—	349
Tax withholdings related to net share settlements of stock-based compensation awards	(122,931)	—	(4,901)	—	—	—	—	(4,901)	—	(4,901)
Purchase of capped call transactions	—	—	(23,840)	—	—	—	—	(23,840)	—	(23,840)
Stock-based compensation on equity-classified awards	—	—	8,387	—	—	—	—	8,387	—	8,387
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	36	36
Balance at March 31, 2021	39,352,337	$4	$2,261,095	(10,294,117)	$(922,666)	$(1,258,283)	$(14,455)	$65,695	$(75)	$65,620
Comprehensive income (loss)	—	—	—	—	—	(3,382)	(3,275)	(6,657)	253	(6,404)
Vesting of restricted stock units and performance share units	707,372	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(254,466)	—	(11,716)	—	—	—	—	(11,716)	—	(11,716)
Settlement of convertible note hedges	—	—	3,061	—	—	—	—	3,061	—	3,061
Settlement of warrants	—	—	(1,752)	—	—	—	—	(1,752)	—	(1,752)
Purchase of capped call transactions	—	—	(3,576)	—	—	—	—	(3,576)	—	(3,576)
Stock-based compensation on equity-classified awards	—	—	10,501	—	—	—	—	10,501	—	10,501
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	102	102
Balance at June 30, 2021	39,805,243	$4	$2,257,613	(10,294,117)	$(922,666)	$(1,261,665)	$(17,730)	$55,556	$280	$55,836
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	38,584,854	$4	$2,310,393	(10,294,117)	$(922,666)	$(1,032,876)	$39,081	$393,936	$1,110	$395,046
Cumulative effect of change in accounting principle due to adoption of ASC Topic 326, net of tax	—	—	—	—	—	(79)	—	(79)	—	(79)
Comprehensive income (loss)	—	—	—	—	—	(213,522)	(1,961)	(215,483)	3,044	(212,439)
Vesting of restricted stock units and performance share units	165,705	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	28,621	—	1,163	—	—	—	—	1,163	—	1,163
Tax withholdings related to net share settlements of stock-based compensation awards	(67,135)	—	(3,684)	—	—	—	—	(3,684)	—	(3,684)
Stock-based compensation on equity-classified awards	—	—	15,345	—	—	—	—	15,345	—	15,345
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,845)	(3,845)
Balance at March 31, 2020	38,712,045	4	$2,323,217	(10,294,117)	$(922,666)	$(1,246,477)	$37,120	$191,198	$309	$191,507
Comprehensive income (loss)	—	—	—	—	—	(72,117)	(7,632)	(79,749)	(995)	(80,744)
Vesting of restricted stock units and performance share units	430,100	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(164,468)	—	(4,554)	—	—	—	—	(4,554)	—	(4,554)
Stock-based compensation on equity-classified awards	—	—	10,936	—	—	—	—	10,936	—	10,936
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	339	339
Balance at June 30, 2020	38,977,677	$4	$2,329,599	(10,294,117)	$(922,666)	$(1,318,594)	$29,488	$117,831	$(347)	$117,484
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$11,319	$(283,590)
Less: Income (loss) from discontinued operations, net of tax	—	382
Income (loss) from continuing operations	11,319	(283,972)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	31,430	45,420
Amortization of acquired intangible assets	4,560	4,923
Impairment of goodwill	—	109,486
Impairment of long-lived assets	—	22,351
Restructuring-related impairment	—	13,903
Stock-based compensation	16,917	22,558
Impairment and other changes in fair value of investments	—	8,089
Amortization of debt discount on convertible senior notes	852	7,123
Foreign currency translation adjustments reclassified into earnings	(32,284)	—
Change in assets and liabilities:
Accounts receivable	5,404	(418)
Prepaid expenses and other current assets	(4,603)	28,657
Right-of-use assets - operating leases	11,055	11,530
Accounts payable	7,121	24,655
Accrued merchant and supplier payables	(117,549)	(143,292)
Accrued expenses and other current liabilities	(6,737)	(7,450)
Operating lease obligations	(16,177)	(15,458)
Other, net	7,922	2,599
Net cash provided by (used in) operating activities from continuing operations	(80,770)	(149,296)
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	(80,770)	(149,296)
Investing activities
Purchases of property and equipment and capitalized software	(24,460)	(24,917)
Proceeds from sale or divestment of investment	4,245	31,605
Acquisitions of intangible assets and other investing activities	(1,752)	(2,692)
Net cash provided by (used in) investing activities from continuing operations	(21,967)	3,996
Net cash provided by (used in) investing activities from discontinued operations	—	1,224
Net cash provided by (used in) investing activities	(21,967)	5,220
Financing activities
Proceeds from issuance of 2026 convertible notes	230,000	—
Proceeds from (payments of) borrowings under revolving credit agreement	(100,000)	200,000
Issuance costs for 2026 convertible notes and revolving credit agreement	(7,914)	—
Purchase of capped call transactions	(27,416)	—
Payments for the repurchase of Atairos convertible notes	(254,000)	—
Proceeds from the settlement of convertible note hedges	2,315	—
Payments for the settlement of warrants	(1,345)	—
Taxes paid related to net share settlements of stock-based compensation awards	(16,147)	(7,274)
Payments of finance lease obligations	(4,008)	(5,301)
Other financing activities	94	(3,251)
Net cash provided by (used in) financing activities	(178,421)	184,174
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(4,016)	(5,724)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(285,174)	34,374
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	1,224
Net increase (decrease) in cash, cash equivalents and restricted cash	(285,174)	33,150
Cash, cash equivalents and restricted cash, beginning of period (1)	851,085	752,657
Cash, cash equivalents and restricted cash, end of period (1)	$565,911	$785,807

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,251	$9,387
Income tax payments for continuing operations	6,446	5,322
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$2,867
(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the condensed consolidated balance sheets as of June 30, 2021, December 31, 2020, June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$565,033	$850,587	$784,688	$750,887
Restricted cash included in prepaid expenses and other current assets	878	498	889	1,534
Restricted cash included in other non-current assets	—	—	230	236
Cash, cash equivalents and restricted cash	$565,911	$851,085	$785,807	$752,657
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
Our operations are organized into two segments: North America and International. See Note 13, Segment Information.
COVID-19 Pandemic
Since March 2020, the COVID-19 pandemic has led to a significant decrease in consumer demand, a decrease in customer redemptions and elevated refund levels due to changes in consumer behavior and actions taken by governments to control the spread of COVID-19, including quarantines, travel restrictions, as well as business restrictions and shutdowns. The ongoing COVID-19 pandemic has had an adverse impact on our financial condition, results of operations and cash flows, which included impairments of our goodwill and long-lived assets in 2020. Recovery from the COVID-19 pandemic could be volatile and prolonged given the unprecedented and continuously-evolving nature of the situation.
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
Adoption of New Accounting Standards
We adopted the guidance in Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, on January 1, 2021. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material impact on the condensed consolidated financial statements.
We adopted the guidance in ASU 2020-03, Codification Improvements to Financial Instruments, on January 1, 2021. This ASU amends a wide variety of Topics in the Codification, including revolving-debt arrangements and allowance for credit losses related to leases. The adoption of ASU 2020-03 did not have a material impact on the condensed consolidated financial statements.
We early adopted the guidance in ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, on January 1, 2021. The ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. Additionally, the ASU removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of income (loss) per share for convertible instruments and contracts in an entity’s own equity.
Prior to the adoption of ASU 2020-06, we separated the convertible senior notes due 2022 (the "Atairos Notes") into their liability and equity components. Following the adoption of ASU 2020-06, the previously bifurcated equity component of the Atairos Notes was recombined with the liability component, resulting in a single liability-classified instrument. The carrying value of the Atairos Notes at transition was determined by recalculating the basis of the Atairos Notes as if the conversion option had not been bifurcated at issuance. Transaction costs related to the issuance of the Atairos Notes that were allocated to the equity component were reclassified out of Additional paid-in-capital and the amortization and the related debt discount associated with these costs was recalculated through the transition date. The transaction costs were recorded as a debt discount in the condensed consolidated balance sheets and amortized to interest expense over the remaining term of the Atairos Notes. Together with the cash interest, this resulted in an effective interest rate of 3.76%. As a result of adopting ASU 2020-06, we recorded a $67.0 million net reduction to additional paid-in capital, a $19.0 million increase to Convertible senior notes, net and a $48.0 million reduction to our opening accumulated deficit as of January 1, 2021. See Note 5, Financing Arrangements, for additional information.
2. GOODWILL AND LONG-LIVED ASSETS
The following table summarizes goodwill activity by segment for the six months ended June 30, 2021 (in thousands):

	North America	International (1)	Consolidated
Balance as of December 31, 2020	$178,685	$36,014	$214,699
Other (2)	—	3,776	3,776
Foreign currency translation	—	(711)	(711)
Balance as of June 30, 2021	$178,685	$39,079	$217,764
(1)As of June 30, 2021, the International reporting unit had a negative carrying value.
(2)Represents the reclassification between Right-of-use assets - operating leases, net and Goodwill due to an adjustment in the allocation of impairments recorded in 2020 between those two accounts.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
During the first quarter 2020, the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decrease in our stock price required us to evaluate our goodwill and long-lived assets for impairment. In determining fair values for our reporting units, we used the discounted cash flow method and the market multiple valuation approach that use Level 3 inputs. For the six months ended June 30, 2020, we recognized $109.5 million of goodwill impairment and $22.4 million of long-lived asset impairment within our International segment related to our EMEA operations.
During the second quarter 2020, we recognized long-lived asset impairment of $13.5 million and $0.4 million within our North America and International segments, for certain asset groups due to actions taken under our restructuring plan. See Note 9, Restructuring and Related Charges, for additional information.
Future events and changing market conditions could require us to re-evaluate the estimates used in our fair value measurements, potentially resulting in additional impairment of long-lived assets or goodwill in future periods.
Impairment charges are presented within the following line items of the condensed consolidated statements of operations for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Long-lived asset impairment	$—	$22,351
Restructuring and related charges	13,903	13,903
Total impairment	$13,903	$36,254
The following table summarizes impairment for long-lived assets and restructuring and related charges by asset type for the six months ended June 30, 2020 (in thousands):

Impairment
Property, equipment and software, net
Furniture and fixtures	$413
Leasehold improvements (1)	7,558
Office equipment	198
Purchased software	14
Computer hardware	2,842
Right-of-use assets - finance leases, net	1,318
Capitalized software	304
Internally-developed software	2,988
Total Property, equipment and software, net	15,635
Right-of-use assets - operating leases, net (2)	19,645
Intangible assets, net	103
Other non-current assets	871
Total long-lived assets	$36,254
(1)Includes long-lived asset impairment of $4.8 million presented within Restructuring and related charges during the three and six months ended June 30, 2020. See Note 9, Restructuring and Related Charges, for additional information.
(2)Includes right-of-use asset impairment of $9.2 million during the three and six months ended June 30, 2020. See Note 9, Restructuring and Related Charges, for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes intangible assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$20,498	$11,125	$9,373	$20,208	$9,236	$10,972
Trade names	9,687	8,097	1,590	9,651	7,921	1,730
Developed technology	554	554	—	2,121	1,863	258
Patents	11,752	5,091	6,661	10,813	4,697	6,116
Other intangible assets	17,724	7,820	9,904	17,823	6,748	11,075
Total	$60,215	$32,687	$27,528	$60,616	$30,465	$30,151
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $2.3 million and $2.4 million for the three months ended June 30, 2021 and 2020 and $4.6 million and $4.9 million for the six months ended June 30, 2021 and 2020. As of June 30, 2021, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2021	$4,302
2022	8,359
2023	7,179
2024	3,433
2025	1,835
Thereafter	2,420
Total	$27,528

3. INVESTMENTS
The following table summarizes investments as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	Percent Ownership of Voting Stock			December 31, 2020	Percent Ownership of Voting Stock
Other equity investments	$36,472	1%	to	19%	$37,671	1%	to	19%
Available-for-sale securities - redeemable preferred shares (1)	—	19%	to	25%	—	19%	to	25%
Fair value option investments (1)	—	10%	to	19%	—	10%	to	19%
Total investments	$36,472				$37,671
(1)We hold available-for-sale securities and fair value option investments in various entities that were written down to zero prior to December 31, 2020. During the first quarter 2020, we recognized a $1.4 million loss from changes in the fair value of our fair value option investments.
Other Equity Investments
Other equity investments represent equity investments without readily determinable fair values recorded at cost adjusted for observable price changes and impairments. In the second quarter 2021, we divested our shares in an other equity investment and recognized a gain and total cash consideration of $4.2 million, which is presented in Other income (expense), net in the condensed consolidated statements of operations for the three and six months ended June 30, 2021.
During the first quarter 2020, we sold 50% of our shares in an other equity investment for total cash consideration of $34.0 million.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In addition, we recorded a $6.7 million impairment during the first quarter 2020 to an other equity investment as a result of revised cash flow projections and a deterioration in financial condition due to COVID-19. We did not recognize any impairments during the three and six months ended June 30, 2021.
4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$1,327	$1,430	$2,482	$3,986
Interest expense	(5,473)	(8,009)	(10,589)	(14,967)
Impairment and other changes in fair value of investments	4,245	—	4,245	(8,089)
Loss on extinguishment of debt	(5,090)	—	(5,090)	—
Foreign currency gains (losses), net and other (1)	2,064	4,884	24,148	(1,612)
Other income (expense), net	$(2,927)	$(1,695)	$15,196	$(20,682)
(1)Includes a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings for the six months ended June 30, 2021 as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions. See Note 9, Restructuring and Related Charges, for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$20,956	$18,038
Income taxes receivable	6,674	5,437
Other	17,256	16,966
Total prepaid expenses and other current assets	$44,886	$40,441
The following table summarizes other non-current assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Deferred income tax	$11,615	$11,593
Debt issue costs, net	957	1,852
Deferred contract acquisition costs	6,771	5,315
Deferred cloud implementation costs	10,760	10,402
Other	4,592	5,165
Total other non-current assets	$34,695	$34,327
The following table summarizes accrued merchant and supplier payables as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accrued merchant payables	$255,306	$303,260
Accrued supplier payables (1)	34,577	107,703
Total accrued merchant and supplier payables	$289,883	$410,963
(1)Includes payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes accrued expenses and other current liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Refund reserve	$29,692	$33,173
Compensation and benefits	50,367	54,958
Accrued marketing	16,389	15,299
Restructuring-related liabilities	16,873	13,746
Customer credits	75,530	61,006
Income taxes payable	2,263	7,862
Deferred revenue	5,786	11,223
Operating and finance lease obligations	34,433	37,755
Deferred cloud computing contract incentive	3,000	3,000
Other (1)	48,589	56,977
Total accrued expenses and other current liabilities	$282,922	$294,999
(1)Includes $2.9 million in certain payroll taxes under the Coronavirus Aid, Relief and Economic Security ("CARES") Act. These amounts are due by December 31, 2021.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes other non-current liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Contingent income tax liabilities	$26,356	$25,593
Deferred income taxes	3,492	3,170
Deferred cloud computing contract incentive	2,750	4,250
Other (1)	10,006	11,415
Total other non-current liabilities	$42,604	$44,428
(1)Includes $2.9 million in certain payroll taxes under the CARES Act. These amounts are due by December 31, 2022.
5. FINANCING ARRANGEMENTS
Adoption of ASU 2020-06
On January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective method. The ASU eliminates the requirement to separately recognize an equity component when accounting for convertible debt that may be cash-settled upon conversion or convertible instruments with a beneficial conversion feature. Additionally, the ASU removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of income (loss) per share for convertible instruments and contracts in an entity’s own equity.
Beginning January 1, 2021, our condensed consolidated financials are presented in accordance with ASU 2020-06, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The new guidance changed the accounting for our 3.25% Convertible Senior Notes, due 2022, as discussed below.
3.25% Convertible Senior Notes due 2022
In April 2016, we issued $250.0 million in aggregate principal amount of convertible senior notes, the Atairos Notes, in a private placement to A-G Holdings, L.P. In May 2021, we repurchased the Atairos Notes for an aggregate purchase price equal to $255.0 million, consisting of the $250.0 million outstanding principal amount, $1.0 million of accrued interest through the repurchase date and a $4.0 million prepayment penalty. In the second quarter 2021, we recognized a $5.1 million loss on the early extinguishment of the Atairos Notes, which is presented in Other income (expense), net on the condensed consolidated statements of operations.
Note Hedges and Warrants
In May 2016, we purchased convertible note hedges with respect to our common stock for a cost of $59.1 million from certain bank counterparties. The convertible note hedges were intended to reduce the potential economic dilution upon conversion of the Atairos Notes. We also sold warrants for total cash proceeds of $35.5 million to certain bank counterparties. The amounts paid and received for the convertible note hedges and warrants were recorded in additional paid-in capital in the condensed consolidated balance sheets as of December 31, 2020.
In connection with the repurchase of the Atairos Notes, we entered into agreements (collectively "the Unwind Agreements") with each of the bank counterparties to unwind the convertible note hedges and warrants in May 2021. Pursuant to the terms of the Unwind Agreements, we received cash proceeds of $2.3 million for the settlement of the convertible note hedges and paid cash consideration of $1.3 million for the settlement of the warrants.
1.125% Convertible Senior Notes due 2026
In March and April 2021, we issued $230.0 million aggregate principal amount of convertible senior notes due 2026 (the "2026 Notes") in a private offering to qualified institutional buyers. The net proceeds from this offering were $222.1 million. The 2026 Notes bear interest at a rate of 1.125% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The 2026 Notes will mature on March 15, 2026, subject to earlier repurchase, redemption or conversion.
We used $27.4 million of the net proceeds from the offering to pay the cost of certain related capped call transactions and used the remaining net proceeds, together with cash on hand, to repurchase the Atairos Notes.
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
Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Subject to certain conditions, holders of the 2026 Notes may convert the 2026 Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event. Based on the closing price of the common stock of $43.16 as of June 30, 2021, the if-converted value of the 2026 Notes was less than the principal amount.
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
We account for the 2026 Notes as a single liability-classified instrument measured at amortized cost due to the adoption of ASU 2020-06. The carrying value of the 2026 Notes was determined by deducting transaction costs incurred in connection with the issuance of the 2026 Notes of $7.8 million from the principal amount. Those transaction costs were recorded as a debt discount in the condensed consolidated balance sheets and are amortized to interest expense. Together with the cash interest, this results in an effective interest rate of 1.83% over the term of the 2026 Notes. We have presented the 2026 Notes in non-current liabilities in the accompanying condensed consolidated balance sheets.
The carrying amount of the 2026 Notes consisted of the following as of June 30, 2021 (in thousands):

June 30, 2021
Principal amount	$230,000
Less: debt discount	(7,346)
Net carrying amount of liability	$222,654
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of June 30, 2021 was $217.6 million and was determined using a lattice model. As of June 30, 2021, the remaining term for the 2026 Notes is approximately 4 years and 9 months.
During the three and six months ended June 30, 2021 and 2020, we recognized total interest costs on the 2026 Notes and the Atairos Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest	$1,700	$2,032	$3,732	$4,064
Amortization of debt discount	549	3,607	852	7,123
Total	$2,249	$5,639	$4,584	$11,187
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
Under the if-converted method, the shares of common stock underlying the conversion option in the 2026 Notes are included in the diluted income (loss) per share denominator and the interest expense and amortization of the debt discount on the 2026 Notes, net of tax, are added to the numerator. However, upon conversion, there will be minimized economic dilution from the 2026 Notes, as exercise of the capped call transactions reduces dilution from the 2026 Notes that would have otherwise occurred when the price of our common stock exceeds the conversion price. The capped call transactions are intended to offset actual dilution from the conversion of the 2026 Notes and to effectively increase the overall conversion price from $68.12 to $104.80 per share.
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
We deferred debt issuance costs of $3.5 million as a result of entering into the Amended Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the condensed consolidated balance sheets as of June 30, 2021 and are amortized to interest expense over the term of the respective agreement.
Pursuant to the Amendments, during the Suspension Period, we will be exempt from certain covenant restrictions, namely the requirements to maintain a maximum funded indebtedness to EBITDA ratio and a minimum liquidity balance (including any undrawn amounts under the credit facility) of at least 70% of our accrued merchant and supplier payables balance (which covenant will apply again upon termination of the Suspension Period). Additionally, the Amendments provide that, during the Suspension Period, we will be required to maintain specified minimum quarterly EBITDA levels and to maintain a monthly minimum liquidity balance (including any undrawn amounts under the credit facility) of at least 100% of our accrued merchant and supplier payables balance for such month plus $50.0 million. The Second Amendment also permanently removes requirements (which previously only applied after the Suspension Period) that we maintain (i) a maximum senior secured indebtedness to EBITDA ratio and (ii) unrestricted cash of not less than $250.0 million. Finally, the Second Amendment changes the requirement to maintain a minimum fixed charge coverage ratio (which requirement applies only after the Suspension Period ends) to a requirement to maintain a minimum interest coverage ratio.
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
The Amendments also increased interest rates through the end of the Suspension Period, raising the alternative base rate and Canadian prime spreads to 1.50%, the fixed rate spreads to 2.50% and the commitment fee to 0.40% on the daily amount of the unused commitments under the Amended Credit Agreement. Following the Suspension Period, the applicable spread and commitment fee will revert to pre-Amendment levels, which provides for (a) interest at a rate per annum equal to (i) an adjusted LIBO rate or (ii) a customary base rate (with loans denominated in certain currencies bearing interest at rates specific to such currencies) plus an additional margin ranging between 0.50% and 2.00% and (b) commitment fees ranging from 0.25% to 0.35% on the daily amount of unused commitments. The Amended Credit Agreement also includes a replacement mechanism for the discontinuation of the adjusted LIBO rate. In addition, the Amended Credit Agreement provides for the issuance of up to $75.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $225.0 million.
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
We had $100.0 million of outstanding borrowings and $23.5 million of outstanding letters of credit as of June 30, 2021, and $200.0 million of outstanding borrowings and $20.6 million of outstanding letters of credit as of December 31, 2020 under the Amended Credit Agreement.
6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments and future operating income under our operating subleases as of June 30, 2021 and through the date of this report, did not materially change from the amounts set forth in our 2020 Annual Report on Form 10-K.
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
On April 28, 2020, an individual plaintiff filed a securities fraud class action complaint in the United States District Court for the Northern District of Illinois, and in July 2020, another individual was appointed as lead plaintiff. The lawsuit covers the time period from July 30, 2019 through February 18, 2020. The lead plaintiff alleges that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program. Groupon filed a motion to dismiss the complaint and, on April 28, 2021, the Court granted this motion and dismissed the complaint without prejudice. The Court provided the plaintiff with the opportunity to file a motion to seek leave to file an amended complaint, and plaintiff filed a motion for leave to file a second amended complaint, which has the same allegations and class period as the prior complaint. On June 23, 2021, Groupon filed an opposition to plaintiff's motion. We intend to continue to vigorously defend the case, which we believe to be without merit.
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
We also are subject to consumer claims or lawsuits relating to alleged violations of consumer protection or privacy rights and statutes, some of which could involve potentially substantial claims for damages, including statutory or punitive damages. Consumer and privacy-related claims or lawsuits, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, fines and penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, or require us to change our business practices, sometimes in expensive ways.
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of June 30, 2021. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of June 30, 2021 is approximately $11.7 million.
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
7. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
Common Stock
Pursuant to our restated certificate of incorporation, as of June 30, 2021, the Board had the authority to issue up to a total of 100,500,000 shares of common stock. Each holder of common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. In addition, holders of our common stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three and six months ended June 30, 2021 and 2020, we did not purchase any shares under the program. As of June 30, 2021, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of June 30, 2021, 2,763,276 shares of common stock were available for future issuance under the Plans.
The stock-based compensation expense related to stock awards issued under the Plans are presented within the following line items of the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$190	$81	$361	$340
Marketing	178	(33)	313	841
Selling, general and administrative	9,370	8,495	16,243	21,377
Restructuring and related charges	—	1,424	—	1,424
Total stock-based compensation expense	$9,738	$9,967	$16,917	$23,982
We capitalized $1.1 million and $1.2 million of stock-based compensation for the three months ended June 30, 2021 and 2020, and $2.0 million and $2.3 million for the six months ended June 30, 2021 and 2020 in connection with internally-developed software and cloud computing arrangements.
Employee Stock Purchase Plan
The Groupon, Inc. 2012 Employee Stock Purchase Plan, as amended, ("ESPP") authorizes us to grant up to 1,000,000 shares of common stock under that plan as of June 30, 2021. For the six months ended June 30, 2021 and 2020, 23,418 and 28,621 shares of common stock were issued under the ESPP.
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes restricted stock unit activity under the Plans for the six months ended June 30, 2021:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2020	1,853,007	$31.91
Granted	901,603	43.07
Vested	(929,616)	28.47
Forfeited	(193,507)	36.09
Unvested at June 30, 2021	1,631,487	$39.38
As of June 30, 2021, $52.8 million of unrecognized compensation costs related to unvested restricted stock units are expected to be recognized over a remaining weighted-average period of 1.16 years.

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
The table below summarizes Performance Share Unit activity under the Plans for the six months ended June 30, 2021:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)	Market-based Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2020	124,709	$29.73	57,668	$60.60
Granted (1)	41,729	15.44	—	—
Vested	(86,710)	24.36	—	—
Forfeited	(282)	69.00	—	—
Unvested at June 30, 2021	79,446	27.95	57,668	60.60

Maximum shares issuable upon vesting at June 30, 2021	79,446		57,668
(1)Performance Share Units granted during the six months ended June 30, 2021 relate to the issuance of incremental shares upon the Compensation Committee's certification of the achievement of the 2020 performance metrics.
As of June 30, 2021, $0.8 million of unrecognized compensation costs related to unvested Performance Share Units are expected to be recognized over a remaining weighted-average period of 1.17 years. We have recognized all compensation costs related to our unvested Market-Based Performance Share Units.
8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three and six months ended June 30, 2021 and 2020.
Contract Balances
Our deferred revenue relates to product sales and gift card revenue. Revenue for product sales is recognized as the products are delivered to customers, generally within two weeks following the balance sheet date, while revenue for gift cards is recognized upon customer redemption. Our deferred revenue was $5.8 million as of June 30, 2021. As of December 31, 2020, our deferred revenue was $11.2 million, which was substantially recognized during the six months ended June 30, 2021.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the six months ended June 30, 2021 (in thousands):

Customer Credits
Balance as of December 31, 2020	$61,006
Credits issued	119,558
Credits redeemed (1)	(89,553)
Breakage revenue recognized	(14,988)
Foreign currency translation	(493)
Balance as of June 30, 2021	$75,530
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
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented within the following line items of the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses and other current assets	$994	$1,009
Other non-current assets	6,771	5,315
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the condensed consolidated statements of operations. We amortized $2.6 million and $4.0 million of deferred contract acquisition costs during the three months ended June 30, 2021 and 2020, and $5.2 million and $8.7 million for the six months ended June 30, 2021 and 2020. We did not recognize any impairments in relation to the deferred contract acquisition costs during the three and six months ended June 30, 2021 and 2020.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the activity in the allowance for expected credit losses on accounts receivables for the six months ended June 30, 2021 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2020	$9,756
Change in provision	1,378
Write-offs	(1,097)
Foreign currency translation	70
Balance as of June 30, 2021	$10,107
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. During the three and six months ended June 30, 2021, we recognized $10.2 million and $13.0 million of variable consideration from unredeemed vouchers that were sold in a prior period. We are observing redemption rates lower than our historical estimates for vouchers sold at the onset of the COVID-19 pandemic that are now reaching their expiration. When actual redemptions differ from our estimates, the effects could be material to the condensed consolidated financial statements.
9. RESTRUCTURING AND RELATED CHARGES
In April 2020, the Board approved a multi-phase restructuring plan of up to $105.0 million of total pretax charges related to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. We expect to incur total pretax charges of up to $105.0 million in connection with the restructuring actions through the end of 2021. We have incurred cumulative Restructuring and related charges of $86.5 million since the inception of the restructuring plan. Our restructuring plan includes workforce reductions of approximately 1,600 positions globally, the exit or discontinuation of the use of certain leases and other assets, impairments of our right-of-use and other long-lived assets, and the exit of our operations in Japan and New Zealand. In the first quarter 2021, we substantially liquidated our subsidiary in Japan and reclassified $32.3 million of cumulative foreign currency translation gains into earnings, which is presented in Other income (expense), net on the condensed consolidated statements of operations for the six months ended June 30, 2021.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables summarize costs incurred by segment related to the restructuring plans for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$(10)	$424	$623	$1,037
International	12,605	50	553	13,208
Consolidated	$12,595	$474	$1,176	$14,245

	Six Months Ended June 30, 2021
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$432	$1,231	$1,364	$3,027
International	19,065	28	(453)	18,640
Consolidated	$19,497	$1,259	$911	$21,667

	Three and Six Months Ended June 30, 2020
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Assets Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$16,059	$8	$4,720	$9,311	$30,098
International	8,641	741	32	966	10,380
Consolidated	$24,700	$749	$4,752	$10,277	$40,478

As a part of our restructuring plan, we vacated, terminated or modified several of our leased facilities, and some of those facilities are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases. During the second quarter 2020, we recognized $13.9 million in restructuring charges related to the impairment of right-of-use assets and leasehold improvements related to those leases as we reduced the carrying value of those assets to their respective fair value. See Note 2, Goodwill and Long-Lived Assets, for additional information. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our restructuring plan are presented within Restructuring and related charges in the condensed consolidated statements of operations. The current and non-current liabilities associated with these leases continue to be presented within Other current liabilities and Operating lease obligations in the condensed consolidated balance sheets.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes restructuring liability activity for each period (in thousands):

	Employee Severance and Benefit Costs	Legal and Advisory Costs	Total
Balance as of December 31, 2019 (1)	$699	$—	$699
Charges payable in cash (2)	36,266	2,137	38,403
Cash payments	(25,328)	(1,289)	(26,617)
Foreign currency translation	1,660	(14)	1,646
Balance as of December 31, 2020	13,297	834	14,131
Charges payable in cash	19,497	1,259	20,756
Cash payments	(15,511)	(1,720)	(17,231)
Foreign currency translation	(398)	—	(398)
Balance as of June 30, 2021	$16,885	$373	$17,258
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
Provision (benefit) for income taxes and income (loss) from continuing operations before provision (benefit) for income taxes for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provision (benefit) for income taxes	$(1,789)	$(696)	$638	$(6,684)
Income (loss) from continuing operations before provision (benefit) for income taxes	(4,918)	(73,808)	11,957	(290,656)
Our U.S. Federal income tax rate is 21%. The primary factors impacting the effective tax rate for the three and six months ended June 30, 2021 were the benefit of non-taxable items and the U.S. research and development tax credit. The three and six months ended June 30, 2021 and 2020 were also impacted by the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The six months ended June 30, 2020 was impacted by the reversals of reserves for uncertain tax positions due to the closure of tax audits and by the carryback of federal net operating losses due to the income tax relief provided by the CARES Act. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $123.9 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $3.4 million in unrecognized tax benefits may occur within the 12 months following June 30, 2021 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of June 30, 2021 and December 31, 2020 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
As of June 30, 2021 and December 31, 2020, we had a valuation allowance recorded against our U.S. deferred tax assets. Given our U.S. current earnings and projected future earnings, we believe that there is a reasonable possibility that within the next six months, sufficient positive evidence may be available to support the conclusion that a valuation allowance will no longer be required. Release of the valuation allowance would result in a decrease to income tax expense in the period the release is recorded. However, the timing and amount of the valuation allowance release could vary based on the level of profitability that we are able to achieve.
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
Contingent consideration. During the first quarter 2021, we settled a contingent consideration arrangement to the former owners of a business acquired in 2018. We use the income approach to value contingent consideration obligations based on future financial performance. We have classified our contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Assets
Fair value option investments:
Beginning balance	$—	$—	$—	$1,405
Total gains (losses) included in earnings	—	—	—	(1,405)
Ending balance	$—	$—	$—	$—
Unrealized gains (losses) still held (1)	$—	$—	$—	$(1,405)
Liabilities
Contingent consideration:
Beginning balance	$—	$1,219	$326	$1,298
Settlements of contingent consideration liabilities	—	(908)	(393)	(908)
Total losses (gains) included in earnings	—	2	—	6
Foreign currency translation	—	(35)	67	(118)
Ending balance	$—	$278	$—	$278
Unrealized gains (losses) still held (1)	$—	$2	$—	$6
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
In the second quarter 2021, we divested our shares in an other equity investment and recognized a gain and total cash consideration of $4.2 million, which is presented in Other income (expense), net in the condensed consolidated statements of operations for the three and six months ended June 30, 2021.
We recognized $109.5 million in non-cash impairment charges related to goodwill and $36.3 million in non-cash impairment charges related to long-lived assets during the six months ended June 30, 2020, of which $13.9 million is included in Restructuring and related charges on our condensed consolidated statements of operations. See Note 2, Goodwill and Long-Lived Assets and Note 9, Restructuring and Related Charges, for additional information.
We recognized $6.7 million in impairment charges related to an other equity method investment during the six months ended June 30, 2020. See Note 3, Investments, for additional information.
We did not record any other significant nonrecurring fair value measurements after initial recognition for the three and six months ended June 30, 2021 and 2020.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of June 30, 2021 and December 31, 2020 due to their short-term nature.

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
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2021 and 2020 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted net income (loss) per share:

Numerator
Income (loss) - continuing operations	$(3,129)	$(73,112)	$11,319	$(283,972)
Less: Income (loss) attributable to noncontrolling interests	253	(995)	143	2,049
Basic net income (loss) attributable to common stockholders - continuing operations	(3,382)	(72,117)	11,176	(286,021)
Net income (loss) attributable to common stockholders - discontinued operations	—	—	—	382
Basic net income (loss) attributable to common stockholders	$(3,382)	$(72,117)	$11,176	$(285,639)

Diluted net income (loss) attributable to common stockholders - continuing operations	(3,382)	(72,117)	11,176	(286,021)
Net income (loss) attributable to common stockholders - discontinued operations	—	—	—	382
Diluted net income (loss) attributable to common stockholders	$(3,382)	$(72,117)	$11,176	$(285,639)

Denominator
Shares used in computation of basic net income (loss) per share	29,273,806	28,493,258	29,139,930	28,426,308
Weighted-average effect of diluted securities
Restricted stock units	—	—	893,440	—
Performance share units and other stock-based compensation awards	—	—	87,481	—
Shares used in computation of diluted net income (loss) per share	29,273,806	28,493,258	30,120,851	28,426,308

Basic net income (loss) per share:
Continuing operations	$(0.12)	$(2.53)	$0.38	$(10.06)
Discontinued operations	—	—	—	0.01
Basic net income (loss) per share	$(0.12)	$(2.53)	$0.38	$(10.05)

Diluted net income (loss) per share:
Continuing operations	$(0.12)	$(2.53)	$0.37	$(10.06)
Discontinued operations	—	—	—	0.01
Diluted net income (loss) per share	$(0.12)	$(2.53)	$0.37	$(10.05)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units	1,871,251	1,431,857	189,132	1,509,472
Performance share units and other stock-based compensation awards	104,393	118,603	—	221,284
Convertible senior notes due 2022 (1)	1,119,251	2,314,815	1,717,033	2,314,815
Convertible senior notes due 2026 (1)	3,352,202	—	1,676,101	—
Warrants	1,195,564	2,314,815	1,755,189	2,314,815
Capped call transactions	3,352,202	—	1,773,968	—
Total	10,994,863	6,180,090	7,111,423	6,360,386
(1)We apply the if-converted method in computing the effect of our convertible senior notes on diluted net income (loss) per share, whereby the numerator of our diluted net income (loss) per share computations are adjusted for interest expense, net of tax, and the denominator is adjusted for the number shares into which the convertible senior notes could be converted. The effect is only included in the calculation of income (loss) per share for those instruments for which it would reduce income (loss) per share. See Note 5, Financing Arrangements, for additional information.
We had outstanding Market-based Performance Share Units as of June 30, 2021 and 2020 that were eligible to vest into shares of common stock subject to the achievement of specified performance or market conditions. Contingently issuable shares are excluded from the computation of diluted income (loss) per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. As of June 30, 2021, there were up to 57,668 shares of common stock issuable upon vesting of outstanding Market-based Performance Share Units that were excluded from the table above as the performance or market conditions were not satisfied as of the end of the period.

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
The following table summarizes revenue by reportable segment and category for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America
Service revenue:
Local	$139,853	$81,724	$265,227	$224,384
Goods	12,792	5,869	28,077	9,614
Travel	8,143	2,525	14,102	8,974
Total service revenue	160,788	90,118	307,406	242,972
Product revenue - Goods	—	143,239	626	225,514
Total North America revenue (1)	160,788	233,357	308,032	468,486

International
Service revenue:
Local	40,329	18,025	63,518	66,693
Goods	1,580	3,279	3,550	5,512
Travel	3,464	955	4,311	4,228
Total service revenue	45,373	22,259	71,379	76,433
Product revenue - Goods	59,797	140,030	150,364	224,877
Total International revenue (1)	$105,170	$162,289	$221,743	$301,310
(1)North America includes revenue from the United States of $159.0 million and $232.2 million for the three months ended June 30, 2021 and 2020, and $304.0 million and $463.1 million for the six months ended June 30, 2021 and 2020. International includes revenue from the United Kingdom of $36.9 million and $58.7 million for the three months ended June 30, 2021 and 2020. International includes revenue from the United Kingdom and France of $79.0 million and $48.8 million for the six months ended June 30, 2021, and United Kingdom of $108.2 million for the six months ended June 30, 2020. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and six months ended June 30, 2021 and 2020. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes gross profit by reportable segment and category for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America
Service gross profit:
Local	$124,821	$71,638	$237,247	$195,497
Goods	10,769	4,403	23,825	7,411
Travel	6,612	1,890	11,330	5,852
Total service gross profit	142,202	77,931	272,402	208,760
Product gross profit - Goods	—	23,761	168	36,703
Total North America gross profit	142,202	101,692	272,570	245,463

International
Service gross profit:
Local	38,192	14,843	59,619	59,367
Goods	1,446	2,557	3,305	4,573
Travel	3,154	804	3,867	3,548
Total service gross profit	42,792	18,204	66,791	67,488
Product gross profit - Goods	8,949	17,330	21,565	25,522
Total International gross profit	$51,741	$35,534	$88,356	$93,010
The following table summarizes contribution profit by reportable segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America
Gross profit	$142,202	$101,692	$272,570	$245,463
Marketing	33,177	14,076	55,945	53,485
Contribution profit	109,025	87,616	216,625	191,978

International
Gross profit	51,741	35,534	88,356	93,010
Marketing	10,543	11,166	21,441	31,887
Contribution profit	41,198	24,368	66,915	61,123

Consolidated
Gross profit	193,943	137,226	360,926	338,473
Marketing	43,720	25,242	77,386	85,372
Contribution profit	150,223	111,984	283,540	253,101
Selling, general and administrative	137,969	143,619	265,112	350,760
Goodwill impairment	—	—	—	109,486
Long-lived asset impairment	—	—	—	22,351
Restructuring and related charges	14,245	40,478	21,667	40,478
Income (loss) from operations	$(1,991)	$(72,113)	$(3,239)	$(269,974)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes total assets by reportable segment as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Total assets:
North America (1)	$889,724	$971,110
International (1)	218,816	440,397
Consolidated total assets	$1,108,540	$1,411,507
(1)North America contains assets from the United States of $877.0 million and $948.1 million as of June 30, 2021 and December 31, 2020. International contained assets from Switzerland of $151.7 million as of December 31, 2020. There were no other individual countries that represented more than 10% of consolidated total assets as of June 30, 2021 and December 31, 2020.

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
Product Revenue from Goods Category: We generate product revenue from sales of our first-party Goods merchandise inventory. For product revenue transactions, we are the primary party responsible for providing the merchandise to the customer, we have inventory risk and we have discretion in establishing prices. As such, product revenue is reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, is recognized when the merchandise is delivered to the customer. We transitioned to a third-party marketplace in North America in 2020, and we began to transition to a third-party marketplace in International in the second quarter 2021. In a third-party marketplace model, our merchants generally assume inventory and refund risk, therefore, following the transition, we expect our Goods category to primarily generate revenue on a net basis within service revenue.
Strategy
Our mission is to be the destination for experiences where consumers discover fun things to do and local businesses thrive. Our strategic priorities are to expand our Local inventory and modernize our marketplace by improving the merchant and customer experiences.
To grow Local supply, we are focused on leveraging three types of inventory: Deals with fewer restrictions, a new lower discount inventory product called Offers, and Market Rate supply. To validate our strategic hypothesis that more inventory would result in improved gross billings and unit performance, in mid-2020 we launched an inventory test in four North America markets and at the conclusion of the six-month test, we began scaling elements of our inventory strategy more broadly throughout our marketplace in 2021. In North America, we are scaling the removal of Deal repeat purchase restrictions to all merchants and we are launching Offers to Beauty & Wellness merchants.
To support our strategic priority of improving the merchant and customer experience, we are executing on initiatives to reduce friction and make it easier for our customers to find, buy, and redeem a Groupon. In the second quarter 2021, we started to roll out a new customer experience to North America users, which we believe will drive engagement, conversion, and customer purchase frequency over time. On the merchant side, we are continuing to build out tools that will help us be a better partner to our merchants, including our self-service tool, advertising products and booking tool features.
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
In April 2020, the Board approved a multi-phase restructuring plan related to our previously-announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. We expect to incur total pretax charges of up to $105.0 million in connection with our restructuring plan through the end of 2021. We have incurred cumulative Restructuring and related charges of $86.5 million since the inception of the restructuring plan in April 2020. Once fully implemented, we expect our restructuring plan to result in $225.0 million in annualized cost savings. During the three and six months ended June 30, 2021, we recorded $14.2 million and $21.7 million in pretax charges in connection with our restructuring actions. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
In March 2021, we entered into the Amended Credit Agreement to extend covenant relief through the fourth quarter 2021. See Item 1, Note 5, Financing Arrangements, for additional information. We plan to continue to actively manage and optimize our cash balances and liquidity, working capital and operating expenses, although there can be no assurances that we will be able to do so.
Recovery from the COVID-19 pandemic could be volatile and prolonged given the unprecedented and continuously-evolving nature of the situation and the emergence and spread of new variants such as the Delta variant. The future impact of COVID-19 on our business, results of operations, financial condition and liquidity is highly uncertain and will ultimately depend on future developments, including the magnitude and duration of the pandemic, the protective measures taken to reduce its spread, and the vaccine supply and demand. We will continue to monitor the impact of COVID-19 on our business, particularly in our International segment where restrictions to date have been more prolonged and stricter than in North America.
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
Operating Metrics
•Gross billings is the total dollar value of customer purchases of goods and services. Gross billings is presented net of customer refunds, order discounts and sales and related taxes. The substantial majority of our service revenue transactions are comprised of sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party merchant who will provide the related goods or services. For these transactions, gross billings differs from revenue reported in our condensed consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For product revenue transactions, gross billings is equivalent to product revenue reported in our condensed consolidated statements of operations. Gross billings is an indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings on service revenue transactions also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants. However, we are focused on achieving long-term gross profit and Adjusted EBITDA growth.
•Units are the number of purchases during the reporting period, before refunds and cancellations, made either through one of our online marketplaces, a third-party marketplace, or directly with a merchant for which we earn a commission. We do not include purchases with retailers using digital coupons accessed through our websites or mobile applications in our units metric. We consider units to be an important indicator of the total volume of business conducted through our marketplaces. We report units on a gross basis prior to the consideration of customer refunds and therefore units are not always a good proxy for gross billings.
•Active customers are unique user accounts that have made a purchase during the trailing twelve months ("TTM") either through one of our online marketplaces or directly with a merchant for which we earned a commission. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our offerings is trending. Some customers could establish and make purchases from more than one account, so it is possible that our active customer metric may count certain customers more than once in a given period. We do not include consumers who solely make purchases with retailers using digital coupons accessed through our websites or mobile applications in our active customer metric, nor do we include consumers who solely make purchases of our inventory through third-party marketplaces with which we partner.
Our gross billings and units for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross billings	$607,589	$582,723	$1,161,561	$1,389,122
Units	16,678	23,031	34,481	52,798
Our active customers for the trailing twelve months ended June 30, 2021 and 2020 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2021	2020
TTM Active Customers (in thousands)	24,946	38,025
Financial Metrics
•Revenue is currently earned through product and service revenue transactions. We earn service revenue from transactions in which we generate commissions by selling goods or services on behalf of third-party merchants. Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer for the offering less an agreed upon portion of the purchase price paid to the third-party merchant. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties. We generate product revenue from our sales of first-party Goods inventory. Our product revenue from these first-party transactions, which are direct sales of merchandise inventory, is the purchase price received from the customer. We transitioned to a third-party marketplace in North America in 2020, and we began to transition to a third-party marketplace in International in the second quarter 2021. Following the International transition, we expect our Goods category to primarily generate revenue on a net basis within service revenue.
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
The following table presents the above financial metrics for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$265,958	$395,646	$529,775	$769,796
Gross profit	193,943	137,226	360,926	338,473
Adjusted EBITDA	40,963	1,344	71,335	(21,126)
Free cash flow	(46,785)	72,791	(105,230)	(174,213)
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
•Selling, general and administrative ("SG&A") expenses include selling expenses such as sales commissions and other compensation expenses for sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses include compensation expense for employees involved in customer service, operations, technology and product development, as well as general corporate functions, such as finance, legal and human resources. Additional costs in general and administrative include depreciation and amortization, rent, professional fees, litigation costs, travel and entertainment, recruiting, office supplies, maintenance, certain technology costs and other general corporate costs. We evaluate SG&A expense as a percentage of gross profit because it gives us an indication of our operating efficiency.
•Restructuring and related charges represent severance and benefit costs for workforce reductions, impairments and other facilities-related costs and professional advisory fees. See Item 1, Note 9, Restructuring and Related Charges, for additional information about our restructuring plan.
Factors Affecting Our Performance
Impact of COVID-19. During the COVID-19 pandemic, actions taken by governments to control the spread of COVID-19, and changes in consumer behavior have had a negative impact on our business, which relies on customers' purchases of local experiences, including events and activities, beauty and wellness, travel and dining. Recovery from the COVID-19 pandemic could be volatile and prolonged given the unprecedented and continuously-evolving nature of the situation and the emergence and spread of variants. We will continue to monitor the impact of COVID-19 on our business, particularly in our International segment where restrictions to date have been more prolonged and stricter than in North America.
Attracting and retaining local merchants. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can generally withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketing and promotional services. Since the widespread economic impacts of COVID-19 began, we continue to prioritize opportunities to help drive demand for our merchants and highlighting offers that customers can enjoy right now. As we continue to navigate through the volatility of the COVID-19 recovery period, we intend to take a market-by-market approach to attracting and retaining local merchants.
Driving purchase frequency and re-engaging and retaining customers. As the global economy continues to recover from the pandemic, we are highlighting inventory that customers can enjoy right now in order to drive purchase frequency and retain customers. This includes surfacing the relevant inventory in each market depending on the government restrictions currently in place. We also continue to focus on expanding inventory through our three inventory products - Deals with fewer restrictions, Offers, and Market Rate. On the customer experience side, we continue to improve our websites and mobile applications; launch innovative products that remove friction from the customer journey and drive awareness to our supply; and grow our high-quality, bookable inventory.

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Gross billings
Service gross billings:
Local	$337,192	$167,455	101.4%	$618,488	$560,064	10.4%
Goods	56,643	30,295	87.0	125,785	48,414	159.8
Travel	39,232	11,524	240.4	70,692	45,184	56.5
Total service gross billings	433,067	209,274	106.9	814,965	653,662	24.7
Product gross billings - Goods	—	143,239	(100.0)	626	225,514	(99.7)
Total gross billings	$433,067	$352,513	22.9	$815,591	$879,176	(7.2)

Units
Local	8,873	5,871	51.1%	17,139	20,003	(14.3)%
Goods	2,330	6,996	(66.7)	5,411	10,738	(49.6)
Travel	191	78	144.9	384	391	(1.8)
Total units	11,394	12,945	(12.0)	22,934	31,132	(26.3)
North America TTM active customers for the trailing twelve months ended June 30, 2021 and 2020 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2021	2020	% Change
TTM Active customers	15,202	22,758	(33.2)%
Comparison of the Three Months Ended June 30, 2021 and 2020:
North America gross billings increased by $80.6 million for the three months ended June 30, 2021. Units and TTM active customers declined by 1.6 million and 7.6 million for the three months ended June 30, 2021 compared with the prior year period. The increase in gross billings is primarily due to an increase in consumer demand and a shift in mix to higher-priced offerings in the Local and Travel categories in light of COVID-19 impacts on supply. This was partially offset by a decrease in consumer demand for our Goods category.
Comparison of the Six Months Ended June 30, 2021 and 2020:
North America gross billings and units declined by $63.6 million and 8.2 million for the six months ended June 30, 2021 compared with the prior year period. These declines were primarily due to decrease in consumer demand for our Goods category, partially offset by an increase in demand of higher-priced Local offerings.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Revenue
Service revenue
Local	$139,853	$81,724	71.1%	$265,227	$224,384	18.2%
Goods	12,792	5,869	118.0	28,077	9,614	192.0
Travel	8,143	2,525	222.5	14,102	8,974	57.1
Total service revenue	160,788	90,118	78.4	307,406	242,972	26.5
Product revenue - Goods	—	143,239	(100.0)	626	225,514	(99.7)
Total revenue	$160,788	$233,357	(31.1)	$308,032	$468,486	(34.2)

Cost of revenue
Service cost of revenue
Local	$15,032	$10,086	49.0%	$27,980	$28,887	(3.1)%
Goods	2,023	1,466	38.0	4,252	2,203	93.0
Travel	1,531	635	141.1	2,772	3,122	(11.2)
Total service cost of revenue	18,586	12,187	52.5	35,004	34,212	2.3
Product cost of revenue - Goods	—	119,478	(100.0)	458	188,811	(99.8)
Total cost of revenue	$18,586	$131,665	(85.9)	$35,462	$223,023	(84.1)

Gross profit
Service gross profit
Local	$124,821	$71,638	74.2%	$237,247	$195,497	21.4%
Goods	10,769	4,403	144.6	23,825	7,411	221.5
Travel	6,612	1,890	249.8	11,330	5,852	93.6
Total service gross profit	142,202	77,931	82.5	272,402	208,760	30.5
Product gross profit - Goods	—	23,761	(100.0)	168	36,703	(99.5)
Total gross profit	$142,202	$101,692	39.8	$272,570	$245,463	11.0

Service margin (1)	37.1%	43.1%		37.7%	37.2%

% of Consolidated revenue	60.5%	59.0%		58.1%	60.9%
% of Consolidated cost of revenue	25.8	51.0		21.0	51.7
% of Consolidated gross profit	73.3	74.1		75.5	72.5
(1)     Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended June 30, 2021 and 2020:
North America revenue and cost of revenue decreased by $72.6 million and $113.1 million for the three months ended June 30, 2021 compared with the prior year period, primarily due to lower Goods gross billings and the transition of Goods to a third-party marketplace model. In a third-party marketplace model, we generate service revenue which is presented on a net basis. The Goods revenue decline was partially offset by higher Local gross billings and revenue.
North America gross profit increased by $40.5 million for the three months ended June 30, 2021 compared with the prior year period driven by an increase in Local gross billings, partially offset by a decrease in service margin due to mix of offerings sold and a decrease in Goods gross billings.
Comparison of the Six Months Ended June 30, 2021 and 2020:
North America revenue and cost of revenue decreased by $160.5 million and $187.6 million for the six months ended June 30, 2021 compared with the prior year period, primarily due to lower Goods gross billings and the transition of Goods to a third-party marketplace model. In a third-party marketplace model, we generate service revenue which is presented on a net basis. The Goods revenue decline was partially offset by higher Local gross billings and revenue.
North America gross profit increased by $27.1 million for the six months ended June 30, 2021 compared with the prior year period primarily due to higher Local gross billings, partially offset by lower Goods gross billings.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America contribution profit for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Marketing	$33,177	$14,076	135.7%	$55,945	$53,485	4.6%
% of Gross profit:	23.3%	13.8%		20.5%	21.8%

Contribution profit	$109,025	$87,616	24.4%	$216,625	$191,978	12.8%
Comparison of the Three Months Ended June 30, 2021 and 2020:
North America marketing expense and marketing expense as a percentage of gross profit increased for the three months ended June 30, 2021 due to the launch of new brand campaigns in the second quarter 2021 and an increase in consumer demand as restrictions lifted and Local merchants re-opened.
The increase in our North America contribution profit for the three months ended June 30, 2021 compared with the prior year period was primarily attributable to an increase in gross profit, partially offset by an increase in marketing.
Comparison of the Six Months Ended June 30, 2021 and 2020:
North America marketing expense increased for the six months ended June 30, 2021 compared with the prior year period. Marketing expense in the first quarter 2021 decreased compared with the first quarter 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19. Marketing expense in the second quarter 2021 increased compared with the second quarter 2020 due to the drivers discussed above.
The increase in our North America contribution profit for the six months ended June 30, 2021 compared with the prior year period was primarily due to an increase in gross profit.
International
Operating Metrics
International segment gross billings and units for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Gross billings
Service gross billings:
Local	$89,877	$61,897	45.2%	$159,551	$219,298	(27.2)%
Goods	8,453	19,514	(56.7)	16,201	30,171	(46.3)
Travel	16,395	8,769	87.0	19,854	35,600	(44.2)
Total service gross billings	114,725	90,180	27.2	195,606	285,069	(31.4)
Product gross billings - Goods	59,797	140,030	(57.3)	150,364	224,877	(33.1)
Total gross billings	$174,522	$230,210	(24.2)	$345,970	$509,946	(32.2)

Units
Local	2,583	2,202	17.3%	4,674	9,046	(48.3)%
Goods	2,598	7,820	(66.8)	6,719	12,307	(45.4)
Travel	103	64	60.9	154	313	(50.8)
Total units	5,284	10,086	(47.6)	11,547	21,666	(46.7)

International TTM active customers for the trailing twelve months ended June 30, 2021 and 2020 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2021	2020	% Change
TTM Active customers	9,744	15,267	(36.2)%
Comparison of the Three Months Ended June 30, 2021 and 2020:
International gross billings, units and TTM active customers decreased by $55.7 million, 4.8 million and 5.5 million for the three months ended June 30, 2021 compared with the prior year period. These declines were primarily due to a decrease in consumer demand in the Goods category, partially offset by an increase in consumer demand for Local, a shift in mix to higher-priced offerings in Local, and a $16.4 million favorable impact from year-over-year changes in foreign currency exchange rates.
Comparison of the Six Months Ended June 30, 2021 and 2020:
International gross billings and units decreased by $164.0 million and 10.1 million for the six months ended June 30, 2021 compared with the prior year period. These declines were primarily due to a decrease in consumer demand in the Goods category and a decrease in consumer demand in the Local category due to changes in consumer behavior and actions taken by governments to control the spread of COVID-19, partially offset by a $31.4 million favorable impact from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Revenue
Service revenue:
Local	$40,329	$18,025	123.7%	$63,518	$66,693	(4.8)%
Goods	1,580	3,279	(51.8)	3,550	5,512	(35.6)
Travel	3,464	955	262.7	4,311	4,228	2.0
Total service revenue	45,373	22,259	103.8	71,379	76,433	(6.6)
Product revenue - Goods	59,797	140,030	(57.3)	150,364	224,877	(33.1)
Total revenue	$105,170	$162,289	(35.2)	$221,743	$301,310	(26.4)

Cost of revenue
Service cost of revenue:
Local	$2,137	$3,182	(32.8)%	$3,899	$7,326	(46.8)%
Goods	134	722	(81.4)	245	939	(73.9)
Travel	310	151	105.3	444	680	(34.7)
Total service cost of revenue	2,581	4,055	(36.4)	4,588	8,945	(48.7)
Product cost of revenue - Goods	50,848	122,700	(58.6)	128,799	199,355	(35.4)
Total cost of revenue	$53,429	$126,755	(57.8)	$133,387	$208,300	(36.0)

Gross profit
Service gross profit:
Local	$38,192	$14,843	157.3%	$59,619	$59,367	0.4%
Goods	1,446	2,557	(43.4)	3,305	4,573	(27.7)
Travel	3,154	804	292.3	3,867	3,548	9.0
Total service gross profit	42,792	18,204	135.1	66,791	67,488	(1.0)
Product gross profit - Goods	8,949	17,330	(48.4)	21,565	25,522	(15.5)
Total gross profit	$51,741	$35,534	45.6	$88,356	$93,010	(5.0)

Service margin (1)	39.5%	24.7%		36.5%	26.8%

% of Consolidated revenue	39.5%	41.0%		41.9%	39.1%
% of Consolidated cost of revenue	74.2	49.0		79.0	48.3
% of Consolidated gross profit	26.7	25.9		24.5	27.5
(1)     Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended June 30, 2021 and 2020
International revenue and cost of revenue decreased by $57.1 million and $73.3 million for the three months ended June 30, 2021 compared with the prior year period primarily driven by a decline in Goods gross billings, partially offset by a favorable impact of $9.7 million on revenue and an unfavorable impact of $4.7 million on cost of revenue from year-over-year changes in foreign currency exchange rates.
International gross profit increased by $16.2 million for the three months ended June 30, 2021 compared with the prior year period primarily driven by higher service margins due to increases in variable consideration for unredeemed vouchers, higher Local gross billings, and favorable impacts of $4.9 million from year-over-year changes in foreign currency exchange rates. This was partially offset by declines in Goods gross billings.
Comparison of the Six Months Ended June 30, 2021 and 2020
International revenue and cost of revenue decreased by $79.6 million and $74.9 million for the six months ended June 30, 2021 compared with the prior year period primarily driven by a decline in Goods gross billings, partially offset by a favorable impact of $19.7 million on revenue and an unfavorable impact of $11.6 million on cost of revenue from year-over-year changes in foreign currency exchange rates.
International gross profit decreased $4.7 million for the six months ended June 30, 2021 compared with the prior year period primarily due to declines in Local gross billings due to COVID-19 impacts and declines in Goods gross billings. This was partially offset by higher service margin largely due to increases in variable consideration from unredeemed vouchers and favorable impacts of $8.1 million from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International marketing and contribution profit for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Marketing	$10,543	$11,166	(5.6)%	$21,441	$31,887	(32.8)%
% of Gross profit:	20.4%	31.4%		24.3%	34.3%

Contribution profit	$41,198	$24,368	69.1%	$66,915	$61,123	9.5%
Comparison of the Three Months Ended June 30, 2021 and 2020:
International marketing expense declined for the three months ended June 30, 2021 compared with the prior year period primarily due to lower marketing payroll expense due to restructuring actions. Marketing expense as a percentage of gross profit declined for the three months ended June 30, 2021 due to increased consumer demand in Local, an increase in variable consideration from unredeemed vouchers which benefited gross profit, and lower marketing payroll expense.
The increase in International contribution profit for the three months ended June 30, 2021 compared with the prior year period was primarily attributable to a $16.2 million increase in gross profit.
Comparison of the Six Months Ended June 30, 2021 and 2020:
International marketing expense and marketing expense as a percentage of gross profit declined for the six months ended June 30, 2021. Marketing expense in the first quarter 2021 decreased compared with the first quarter 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19. Marketing expense in the second quarter 2021 decreased compared with the second quarter 2020 due to the drivers discussed above.
The increase in International contribution profit for the six months ended June 30, 2021 compared with the prior year period was primarily due to a $10.4 million decrease in marketing expense, partially offset by a $4.7 million decrease in gross profit.

Operating Expenses
Operating expenses for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Marketing	$43,720	$25,242	73.2%	$77,386	$85,372	(9.4)%
Selling, general and administrative	137,969	143,619	(3.9)	265,112	350,760	(24.4)
Goodwill impairment	—	—	—	—	109,486	(100.0)
Long-lived asset impairment	—	—	—	—	22,351	(100.0)
Restructuring and related charges	14,245	40,478	(64.8)	21,667	40,478	(46.5)
Total operating expenses	$195,934	$209,339	(6.4)	$364,165	$608,447	(40.1)

% of Gross profit:
Marketing	22.5%	18.4%		21.4%	25.2%
Selling, general and administrative	71.1%	104.7%		73.5%	103.6%
Comparison of the Three Months Ended June 30, 2021 and 2020:
Marketing expense and marketing expense as a percentage of gross profit increased for the three months ended June 30, 2021 compared with the prior year period due to the launch of new brand campaigns in the second quarter 2021 and an increase in consumer demand as restrictions lifted and Local merchants re-opened.
SG&A and SG&A as a percentage of gross profit decreased for the three months ended June 30, 2021 compared with the prior year period primarily due to lower consulting expenses and a decline in fixed costs as a result of our restructuring actions, partially offset by a $4.5 million unfavorable impact from year-over-year changes in foreign currency exchange rates.
Restructuring and related charges decreased for the three months ended June 30, 2021 compared with the prior year period primarily due to lower severance and benefit costs for workforce reductions, impairments of long-lived assets and lease terminations and other exit costs resulting from our restructuring activities. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Comparison of the Six Months Ended June 30, 2021 and 2020:
Marketing expense and marketing expense as a percentage of gross profit declined for the six months ended June 30, 2021 compared with the prior year. Marketing expense in the first quarter 2021 decreased compared with the first quarter 2020 due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19. Marketing expense in the second quarter 2021 increased compared with the second quarter 2020 due to the drivers discussed above.
SG&A and SG&A as a percentage of gross profit decreased for the six months ended June 30, 2021 compared with the prior year period primarily due to lower consulting expenses and a decline in fixed costs due to restructuring actions, partially offset by a $9.0 million unfavorable impact from year-over-year changes in foreign currency exchange rates.
During the first quarter 2020, we performed an interim quantitative assessment of goodwill and long-lived assets as a result of significant deterioration in our financial performance due to the impact of COVID-19. As a result, we recognized goodwill impairment of $109.5 million, that represented the excess of the EMEA reporting unit's carrying value over its fair value, and long-lived asset impairment of $22.4 million for the six months ended June 30, 2020. See Item 1, Note 2, Goodwill and Long-Lived Assets, for additional information.
Restructuring and related charges decreased for the six months ended June 30, 2021 compared with the prior year period primarily due to lower severance and benefit costs for workforce reductions, impairments of long-lived assets and lease terminations and other exit costs resulting from our restructuring activities. See Item 1, Note 9, Restructuring and Related Charges, for additional information.

Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments, loss on extinguishment of debt and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$1,327	$1,430	$2,482	$3,986
Interest expense	(5,473)	(8,009)	(10,589)	(14,967)
Impairment and other changes in fair value of investments	4,245	—	4,245	(8,089)
Loss on extinguishment of debt	(5,090)	—	(5,090)	—
Foreign currency gains (losses), net and other	2,064	4,884	24,148	(1,612)
Other income (expense), net	$(2,927)	$(1,695)	$15,196	$(20,682)
Comparison of the Three Months Ended June 30, 2021 and 2020:
The change in Other income (expense), net for the three months ended June 30, 2021 as compared with the prior year period is primarily related to a loss on extinguishment of debt of $5.1 million, partially offset by the recognition of a $4.2 million gain from the divestment of our shares in an other equity investment in the second quarter 2021.
Comparison of the Six Months Ended June 30, 2021 and 2020:
The change in Other income (expense), net for the six months ended June 30, 2021 as compared with the prior year period is primarily related to a change in foreign currency gains and losses of $25.8 million due to a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings for the six months ended June 30, 2021 as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Provision (benefit) for income taxes	$(1,789)	$(696)	157.0%	$638	$(6,684)	(109.5)%
Effective tax rate	36.4%	0.9%		5.3%	2.3%
Comparison of the Three Months Ended June 30, 2021 and 2020:
The effective tax rate for the three months ended June 30, 2021 was impacted by the benefit of non-taxable items and the U.S. research and development tax credit. The three months ended June 30, 2021 and 2020 were also impacted by the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

Comparison of the Six Months Ended June 30, 2021 and 2020:
The effective tax rate for the six months ended June 30, 2021 was impacted by the benefit of non-taxable items and the U.S. research and development tax credit. The six months ended June 30, 2021 and 2020 were also impacted by the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The six months ended June 30, 2020 was impacted by the reversals of reserves for uncertain tax positions due to the closure of tax audits and by the carryback of federal net operating losses due to the income tax relief provided by the CARES Act. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.
As of June 30, 2021 and December 31, 2020, we had a valuation allowance recorded against our U.S. deferred tax assets. Given our U.S. current earnings and projected future earnings, we believe that there is a reasonable possibility that within the next six months, sufficient positive evidence may be available to support the conclusion that a valuation allowance will no longer be required. Release of the valuation allowance would result in a decrease to income tax expense in the period the release is recorded. However, the timing and amount of the valuation allowance release could vary based on the level of profitability that we are able to achieve.

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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP performance measure that we define as Income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation, acquisition-related expense (benefit), net and other special charges and credits, including items that are unusual in nature or infrequently occurring. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. However, Adjusted EBITDA is not intended to be a substitute for Income (loss) from continuing operations.
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three and six months ended June 30, 2021, special charges and credits included charges related to our restructuring plan. For the three and six months ended June 30, 2020, special charges and credits included charges related to our restructuring plan, goodwill and long-lived asset impairments and strategic advisor costs. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$(3,129)	$(73,112)	$11,319	$(283,972)
Adjustments:
Stock-based compensation	9,738	8,543	16,917	22,558
Depreciation and amortization	18,971	24,434	35,990	50,343
Acquisition-related expense (benefit), net	—	2	—	6
Restructuring and related charges (1)	14,245	40,478	21,667	40,478
Goodwill impairment	—	—	—	109,486
Long-lived asset impairment	—	—	—	22,351
Strategic advisor costs	—	—	—	3,626
Other (income) expense, net (2)	2,927	1,695	(15,196)	20,682
Provision (benefit) for income taxes	(1,789)	(696)	638	(6,684)
Total adjustments	44,092	74,456	60,016	262,846
Adjusted EBITDA	$40,963	$1,344	$71,335	$(21,126)
(1)Includes $13.9 million of long-lived asset impairments and $1.4 million of additional stock-based compensation for both the three and six months ended June 30, 2020.
(2)Includes a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings for the six months ended June 30, 2021 as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions. Refer to Item 1, Note 9, Restructuring and Related Charges, for additional information.
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

The following tables represent the effect on our condensed consolidated statements of operations from changes in exchange rates versus the U.S. dollar for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30, 2021
	At Avg. Q2 2020 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$591,182	$16,407	$607,589
Revenue	256,274	9,684	265,958
Cost of revenue	67,275	4,740	72,015
Gross profit	188,999	4,944	193,943
Marketing	42,801	919	43,720
Selling, general and administrative	133,488	4,481	137,969
Restructuring and related charges	13,278	967	14,245
Income (loss) from operations	(568)	(1,423)	(1,991)

	Six Months Ended June 30, 2021
	At Avg. Q2 2020 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,130,064	$31,497	$1,161,561
Revenue	510,072	19,703	529,775
Cost of revenue	157,269	11,580	168,849
Gross profit	352,803	8,123	360,926
Marketing	75,591	1,795	77,386
Selling, general and administrative	256,080	9,032	265,112
Restructuring and related charges	20,356	1,311	21,667
Income (loss) from operations	776	(4,015)	(3,239)
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and cash balances, which primarily consist of bank deposits and government money market funds. As of June 30, 2021, cash and cash equivalents, including outstanding borrowings under the Amended Credit Agreement, were $565.0 million.

Our net cash flows from operating, investing and financing activities from continuing operations for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash provided by (used in):
Operating activities	$(34,365)	$87,112	$(80,770)	$(149,296)
Investing activities	(9,223)	(15,568)	(21,967)	3,996
Financing activities	(241,039)	42,862	(178,421)	184,174
Our free cash flow for the three and six months ended June 30, 2021 and 2020 and a reconciliation to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash provided by (used in) operating activities from continuing operations	$(34,365)	$87,112	$(80,770)	$(149,296)
Purchases of property and equipment and capitalized software	(12,420)	(14,321)	(24,460)	(24,917)
Free cash flow	$(46,785)	$72,791	$(105,230)	$(174,213)
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
For the six months ended June 30, 2021, our net cash used in operating activities from continuing operations was $80.8 million, as compared with $11.3 million net income from continuing operations. That difference is primarily due to a $113.6 million net decrease from changes in working capital and other non-current assets and liabilities. The working capital impact was related to seasonal timing of payments to inventory suppliers and the impact of COVID-19. The difference between our net cash used in operating activities and our net income from continuing operations is also due to $21.5 million of non-cash items, including a $32.3 million foreign currency translation adjustment gain that was reclassified into earnings during the six months ended June 30, 2021 as a result of the substantial liquidation of our subsidiary in Japan, depreciation and amortization and stock-based compensation.
For the six months ended June 30, 2020, our net cash used in operating activities from continuing operations was $149.3 million, as compared with a $284.0 million net loss from continuing operations. That difference is primarily due to a $99.2 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was related to the seasonal timing of payments to inventory suppliers and the impact of COVID-19. The difference between our net cash used in operating activities and our net loss from continuing operations was partially offset by $233.9 million of non-cash items, including $109.5 million of goodwill impairment, $22.4 million of long-lived asset impairments, $13.9 million of restructuring-related impairments, depreciation and amortization and stock-based compensation.
For the six months ended June 30, 2021, our net cash used in investing activities from continuing operations was $22.0 million, which included purchases of property and equipment and capitalized software of $24.5 million.
For the six months ended June 30, 2020, our net cash provided by investing activities from continuing operations was $4.0 million. Our net cash provided by investing activities from continuing operations included the proceeds from the sale of an investment of $31.6 million, which was partially offset by purchases of property and equipment and capitalized software of $24.9 million.
For the six months ended June 30, 2021, our net cash used in financing activities was $178.4 million. Our net cash used in financing activities included payments of $254.0 million for the repurchase of the Atairos Notes, $100.0 million in payments under our revolving credit agreement, $27.4 million related to the purchase of capped call transactions, $16.1 million in taxes paid related to net share settlements of stock-based compensation awards and $7.9 million in cash paid for issuance costs for the 2026 convertible notes, as discussed below, and the revolving credit agreement, partially offset by $230.0 million of proceeds received from the issuance of the 2026 convertible notes.
For the six months ended June 30, 2020, our net cash provided by financing activities was $184.2 million. Our net cash provided by financing activities included $200.0 million of borrowings under our revolving credit agreement, partially offset by $7.3 million in taxes paid related to net share settlements of stock-based compensation awards and $5.3 million in payments of finance lease obligations.
In July 2020, we entered into the First Amendment of our Amended Credit Agreement in order to, among other things, provide us operational flexibility and covenant relief in light of the ongoing impacts of COVID-19 on our business. In March 2021, we entered into the Second Amendment to, among other things, extend the covenant relief through the fourth quarter 2021. In March and April 2021, we also issued the 2026 Notes and used a portion of the net proceeds from the 2026 Notes to purchase the capped call transactions and, together with cash on hand, we repurchased the Atairos Notes in May 2021. See Item 1, Note 5, Financing Arrangements, for additional information.
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
As of June 30, 2021, we had $52.0 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of June 30, 2021, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2021 did not materially change from the amounts set forth in our 2020 Annual Report on Form 10-K, except as disclosed in Item 1, Note 5, Financing Arrangements and Note 6, Commitments and Contingencies.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2021.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Part II, Item 8, Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition, refer to the critical accounting policies and estimates under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three and six months ended June 30, 2021, we derived approximately 39.5% and 41.9% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of June 30, 2021 and December 31, 2020.
As of June 30, 2021, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $140.7 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $14.1 million. This compares with an $11.4 million working capital surplus subject to foreign currency exposure as of December 31, 2020, for which a 10% adverse change would have resulted in a potential decrease in this working capital surplus of $1.1 million.
Interest Rate Risk
Our cash balance as of June 30, 2021 consists of bank deposits and government money market funds, so exposure to market risk for changes in interest rates is limited. In March and April 2021, we issued convertible notes with an aggregate principal amount of $230.0 million. See Item 1, Note 5, Financing Arrangements. The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. Our Amended Credit Agreement provides for aggregate principal borrowings of up to $225.0 million. As of June 30, 2021, we had $100.0 million of borrowings outstanding and $23.5 million of outstanding letters of credit under the Amended Credit Agreement. See Item 2, Liquidity and Capital Resources, for additional information. Because borrowings under the Amended Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended Credit Agreement. We have $109.4 million of lease obligations as of June 30, 2021. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2021.

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
Based on this evaluation, our management concluded that, as of June 30, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, a majority of our employees have been working remotely. We have not identified any material changes to our internal controls over financial reporting as a result of COVID-19 or related changes to our working environment. We are continually monitoring and assessing the impact the COVID-19 pandemic and related restrictions have on our own internal controls to minimize the effect on their design and operating effectiveness.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, and Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, except as supplemented and updated below:
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
Furthermore, web browser providers have implemented and may continue to implement changes in their browsers. For example, Google has indicated it intends to further restrict the use of third-party cookies in its Chrome browser, consistent with similar actions taken by the owners of other browsers. Such actions may adversely impact our ability to successfully drive traffic to our marketplace.
We also rely on mobile marketplace operators (i.e., app store operators) to drive downloads of our mobile application. If any mobile marketplace operator determines that our mobile application is non-compliant with its vendor policies, the operator may revoke our rights to distribute through its marketplace or refuse to permit a mobile application update at any time. These operators may also change their mobile application marketplaces or mobile operating systems in a way that negatively affects the prominence of, effectiveness of, or ease with which users can access, our mobile application. For example, Apple recently made a change to iOS 14 and its App Tracking Transparency policy, which now requires apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Such actions may adversely impact our ability to drive traffic to our mobile application, the ability of customers to access our offerings through mobile devices and the effectiveness of our marketing, any of which could have a negative impact on our business and results of operations.

We may be subject to breaches of our information technology systems, which could harm our relationships with our customers, merchants and third-party business partners, subject us to negative publicity and litigation, and cause substantial harm to our business or brand.
In operating a global online business, we and our third-party service providers maintain significant proprietary information and manage large amounts of personal data and confidential information about our employees, customers and merchants. We and such service providers are at constant risk of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, ransomware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources). These types of incidents continue to be prevalent and pervasive across industries, including in our industry, and such attacks on our systems have occurred in the past and are expected to occur in the future. In addition, we expect the sophistication of the perpetrators of these attacks to continue to expand and could include nation-state actors. Further, we believe that we are a compelling target for such attacks as a result of the high profile of our brand and the amount and type of information we maintain relating to our customers and merchants. Any such incident could lead to interruptions, delays or website outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Further, third party service providers we utilize in our operations could be targeted by such cyber attacks, which could indirectly impact our business, by way of similar adverse consequences to a direct attack depending on the type of service.
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
Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access are a high priority for us, our activities and investment may not be deployed quickly enough or successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures or zero day vulnerabilities. In addition, outside parties may attempt to fraudulently induce employees, merchants or customers to disclose access credentials or other sensitive information in order to gain access to our systems and networks. We also may be subject to additional vulnerabilities as we utilize third parties to provide various services for our operations (e.g., cloud services) and integrate the systems, computers, software and data of acquired businesses and third-party business partners into our networks and separate the systems, computers, software and data of disposed businesses from our networks.
We maintain a cybersecurity risk management program that is overseen by our Vice President, Information Security, who reports directly to our Chief Technology Officer. Our Vice President, Information Security regularly reports to the Audit Committee on the state of our cybersecurity program and provides updates on cybersecurity matters. We also conduct an annual cybersecurity review with our Board of Directors. As part of our cybersecurity risk management program, we employ security practices to protect and maintain the systems located at our data centers and hosting providers, invest in intrusion, anomaly, and vulnerability detection tools and engage third-party security firms to test the security of our websites and systems. In addition, we regularly evaluate and assess our systems and the controls, processes and practices to protect those systems and also conduct penetration testing against our own system. The evaluations, assessments and testing identify areas of potential weakness in, and suggested improvements to, the maturity of our systems, processes, and risk management framework as well as vulnerabilities in those systems, processes, and risk management framework that could be attacked and exploited to access and acquire proprietary and confidential information, including information about our customers and merchants. There are no assurances that our cybersecurity risk mitigation program or actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the impact of any cyber intrusion or related attack. In addition, in the future we may be required to expend significant additional resources to modify or enhance our protective measures, controls and systems or to improve the maturity of our systems, processes and risk management framework, or investigate or remediate any information security vulnerabilities. These improvements, modifications and enhancements may take significant time to implement. Further, the sophistication of potential attacks or the capabilities of our systems and processes may not permit us to detect the occurrence of cyber incidents until significant data loss has occurred. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or impact these problems may have on us. Any actual breach, the perceived threat of a breach or a perceived breach, could cause our customers, merchants and payment card processors to cease doing business with us or do business with us less frequently, subject us to lawsuits (including claims for damages), investigations, regulatory fines or other action or liability or damage to our brand and reputation, which would harm our business, financial condition and results of operations.
Risks Related to Our Capital Structure
Our access to capital and ability to raise capital in the future may be limited, which could prevent us from growing, and our existing credit agreement could restrict our business activities.
We may need additional capital in the future and to seek additional financing or covenant relief. Any such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We have outstanding $230.0 million in aggregate principal amount of 1.125% convertible senior notes (the "2026 Notes"). In addition, we are party to a $225.0 million amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, dated as of May 14, 2019, as amended (the "Amended Credit Agreement"), which matures in May 2024. The 2026 Notes mature in March 2026.
The Amended Credit Agreement contains financial and other covenants that may restrict our business activities or our ability to execute our strategic objectives. Due to the impact of COVID-19 on our business, we entered into amendments to the Amended Credit Agreement to provide, among other things, covenant relief through the fourth quarter of 2021, and we may need to seek additional relief in the future depending on the timing and volatility of the recovery of our business from the ongoing COVID-19 pandemic. Failure to comply with the covenants contained in our Amended Credit Agreement (if not waived or further amended) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Amended Credit Agreement. Further, acceleration of indebtedness under the Amended Credit Agreement could result in an event of default under the indenture (the "Indenture") governing our 2026 Notes. Any termination of our ability to borrow or event of default under our Amended Credit Agreement would have a material adverse impact on our liquidity.
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
We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes in cash, to repurchase the 2026 Notes upon a fundamental change or to repay the 2026 Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our current and future debt may contain limitations on our ability to pay cash upon conversions of the 2026 Notes or at their maturity or to repurchase the notes.
Holders of the 2026 Notes will have the right to require us to repurchase all or a portion of their 2026 Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2026 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2026 Notes being converted. Moreover, we will be required to repay the 2026 Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2026 Notes surrendered therefor or pay cash with respect to the 2026 Notes being converted or at their maturity.
In addition, our ability to repurchase the 2026 Notes or to pay cash upon conversions of the 2026 Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the 2026 Notes at a time when the repurchase is required by the Indenture governing the 2026 Notes or to pay cash upon conversions of the 2026 Notes or at their maturity as required by the Indenture would constitute a default under the Indenture. A default under the Indenture governing the 2026 Notes could also lead to a default under agreements governing our existing and future indebtedness, including our Amended Credit Agreement. Moreover, the occurrence of a fundamental change under the Indenture governing the 2026 Notes could constitute an event of default under our Amended Credit Agreement or any other such future agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the 2026 Notes or pay cash with respect to the 2026 Notes being converted or at maturity of the 2026 Notes.
The terms of the 2026 Notes could delay or prevent an attempt to take over our Company.
The terms of the 2026 Notes require us to repurchase the 2026 Notes in the event of a fundamental change. A takeover of our Company would constitute a fundamental change. This could have the effect of delaying or preventing a takeover of our Company that may otherwise be beneficial to our stockholders.
The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled to convert their 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the 2026 Notes do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes, as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Risks Related to Ownership of Our Common Stock
The capped call transactions may affect the value of our 2026 Notes and our common stock.
In connection with the issuance of the 2026 Notes, we entered into capped call transactions. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock that initially underlie the 2026 Notes. The capped call transactions are expected to offset the potential dilution to our common stock as a result of conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates may have purchased shares of common stock and/or entered into various derivative transactions with respect to our common stock, including with certain investors in the 2026 Notes.
In addition, the counterparties or their respective affiliates may modify their hedge positions in the future by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes. They are likely to do so on each exercise date for the capped call transactions, which are expected to occur during each 20 trading day period beginning on the 21st scheduled trading day prior to the maturity date of the 2026 Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the 2026 Notes. This activity could also cause or prevent an increase or decrease in the price of our common stock or the 2026 Notes, which could affect holders’ ability to convert the 2026 Notes, and, to the extent the activity occurs during any observation period related to a conversion of the 2026 Notes, it could affect the amount and value of the consideration that holders will receive upon conversion of the 2026 Notes. The potential effect, if any, of these transactions on the price of our common stock or the 2026 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default, fail to perform or may exercise certain termination rights under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.
Global economic conditions have in the past resulted in the actual or perceived failure of financial difficulties of many financial institutions. If a counterparty to the capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transactions. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations by a counterparty, the counterparty may fail to deliver the shares of common stock required to be delivered to us under the capped call transactions and we may suffer adverse tax consequences or experience more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2021, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of June 30, 2021, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so. See Item 1, Note 7, Stockholders' Equity and Compensation Arrangements, for additional information regarding our share repurchase program.
The following table provides information about purchases of shares of our common stock during the three months ended June 30, 2021 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2021	45,134	$49.83	—	—
May 1-31, 2021	160,854	44.71	—	—
June 1-30, 2021	48,478	45.30	—	—
Total	254,466	$45.73	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Unwind Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on May 17, 2021)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
_____________________________________
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August 2021.

GROUPON, INC.
By:	/s/ Melissa Thomas
	Name:	Melissa Thomas
	Title:	Chief Financial Officer