Form 10-Q
period 2021-09-30
Groupon, Inc.
filed 2021-11-04
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Yes ☐        No  ☒
As of November 1, 2021, there were 29,560,392 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, effects of the ongoing COVID-19 pandemic or other pandemics or disease outbreaks on our business; our ability to execute, and achieve the expected benefits of, our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments in the jurisdictions in which we operate; global economic uncertainty; retaining and adding high quality merchants; retaining existing customers and adding new customers; competing successfully in our industry; providing a compelling mobile experience for our customers; managing refund risks; retaining and attracting members of our executive team and other qualified personnel; customer and merchant fraud; payment-related risks; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; exposure to greater than anticipated tax liabilities; adoption of tax legislation; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our convertible senior notes; our common stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our convertible senior notes; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$476,782	$850,587
Accounts receivable, net	34,383	42,998
Prepaid expenses and other current assets	50,427	40,441
Total current assets	561,592	934,026
Property, equipment and software, net	78,114	85,284
Right-of-use assets - operating leases, net	51,971	75,349
Goodwill	216,899	214,699
Intangible assets, net	25,810	30,151
Investments	122,934	37,671
Other non-current assets	30,551	34,327
Total assets	$1,087,871	$1,411,507
Liabilities and equity
Current liabilities:
Short-term borrowings	$100,000	$200,000
Accounts payable	36,666	33,026
Accrued merchant and supplier payables	229,911	410,963
Accrued expenses and other current liabilities	241,737	294,999
Total current liabilities	608,314	938,988
Convertible senior notes, net	223,028	229,490
Operating lease obligations	66,375	90,927
Other non-current liabilities	40,657	44,428
Total liabilities	938,374	1,303,833
Commitments and contingencies (see Note 6)
Stockholders' equity
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 39,873,255 shares issued and 29,579,138 shares outstanding at September 30, 2021; 39,142,896 shares issued and 28,848,779 shares outstanding at December 31, 2020	4	4
Additional paid-in capital	2,266,489	2,348,114
Treasury stock, at cost, 10,294,117 shares at September 30, 2021 and December 31, 2020	(922,666)	(922,666)
Accumulated deficit	(1,183,558)	(1,320,886)
Accumulated other comprehensive income (loss)	(10,976)	3,109
Total Groupon, Inc. stockholders' equity	149,293	107,675
Noncontrolling interests	204	(1)
Total equity	149,497	107,674
Total liabilities and equity	$1,087,871	$1,411,507

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Service	$198,976	$155,073	$577,761	$474,478
Product	15,195	148,946	166,185	599,337
Total revenue	214,171	304,019	743,946	1,073,815
Cost of revenue:
Service	19,127	17,005	58,719	60,162
Product	13,605	126,992	142,862	515,158
Total cost of revenue	32,732	143,997	201,581	575,320
Gross profit	181,439	160,022	542,365	498,495
Operating expenses:
Marketing	53,159	31,386	130,545	116,758
Selling, general and administrative	119,494	124,257	384,606	475,017
Goodwill impairment	—	—	—	109,486
Long-lived asset impairment	—	—	—	22,351
Restructuring and related charges	12,483	20,559	34,150	61,037
Total operating expenses	185,136	176,202	549,301	784,649
Income (loss) from operations	(3,697)	(16,180)	(6,936)	(286,154)
Other income (expense), net	82,533	(867)	97,729	(21,549)
Income (loss) from continuing operations before provision (benefit) for income taxes	78,836	(17,047)	90,793	(307,703)
Provision (benefit) for income taxes	135	(486)	773	(7,170)
Income (loss) from continuing operations	78,701	(16,561)	90,020	(300,533)
Income (loss) from discontinued operations, net of tax	—	—	—	382
Net income (loss)	78,701	(16,561)	90,020	(300,151)
Net (income) loss attributable to noncontrolling interests	(594)	291	(737)	(1,758)
Net income (loss) attributable to Groupon, Inc.	$78,107	$(16,270)	$89,283	$(301,909)

Basic net income (loss) per share:
Continuing operations	$2.64	$(0.57)	$3.05	$(10.59)
Discontinued operations	—	—	—	0.01
Basic net income (loss) per share	$2.64	$(0.57)	$3.05	$(10.58)

Diluted net income (loss) per share:
Continuing operations	$2.36	$(0.57)	$2.80	$(10.59)
Discontinued operations	—	—	—	0.01
Diluted net income (loss) per share)	$2.36	$(0.57)	$2.80	$(10.58)

Weighted average number of shares outstanding:
Basic	29,567,802	28,751,520	29,282,932	28,535,393
Diluted	33,364,538	28,751,520	32,393,891	28,535,393

Comprehensive income (loss):
Net income (loss)	$78,701	$(16,561)	$90,020	$(300,151)
Other comprehensive income (loss):
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	6,770	(11,786)	(46,353)	(21,379)
Reclassification of cumulative foreign currency translation adjustments (See Note 9)	(16)	—	32,268	—
Other comprehensive income (loss) from continuing operations	6,754	(11,786)	(14,085)	(21,379)
Other comprehensive income (loss) from discontinued operations	—	—	—	—
Other comprehensive income (loss)	6,754	(11,786)	(14,085)	(21,379)

Comprehensive income (loss)	85,455	(28,347)	75,935	(321,530)
Comprehensive (income) loss attributable to noncontrolling interest	(594)	291	(737)	(1,758)
Comprehensive income (loss) attributable to Groupon, Inc.	$84,861	$(28,056)	$75,198	$(323,288)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	39,142,896	$4	$2,348,114	(10,294,117)	$(922,666)	$(1,320,886)	$3,109	$107,675	$(1)	$107,674
Cumulative effect of change in accounting principle due to adoption of ASU 2020-06, net of tax	—	—	(67,014)	—	—	48,045	—	(18,969)	—	(18,969)
Comprehensive income (loss)	—	—	—	—	—	14,558	(17,564)	(3,006)	(110)	(3,116)
Vesting of restricted stock units and performance share units	308,954	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	23,418	—	349	—	—	—	—	349	—	349
Tax withholdings related to net share settlements of stock-based compensation awards	(122,931)	—	(4,901)	—	—	—	—	(4,901)	—	(4,901)
Purchase of capped call transactions	—	—	(23,840)	—	—	—	—	(23,840)	—	(23,840)
Stock-based compensation on equity-classified awards	—	—	8,387	—	—	—	—	8,387	—	8,387
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	36	36
Balance at March 31, 2021	39,352,337	$4	$2,261,095	(10,294,117)	$(922,666)	$(1,258,283)	$(14,455)	$65,695	$(75)	$65,620
Comprehensive income (loss)	—	—	—	—	—	(3,382)	(3,275)	(6,657)	253	(6,404)
Vesting of restricted stock units and performance share units	707,372	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(254,466)	—	(11,716)	—	—	—	—	(11,716)	—	(11,716)
Settlement of convertible note hedges	—	—	3,061	—	—	—	—	3,061	—	3,061
Settlement of warrants	—	—	(1,752)	—	—	—	—	(1,752)	—	(1,752)
Purchase of capped call transactions	—	—	(3,576)	—	—	—	—	(3,576)	—	(3,576)
Stock-based compensation on equity-classified awards	—	—	10,501	—	—	—	—	10,501	—	10,501
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	102	102
Balance at June 30, 2021	39,805,243	$4	$2,257,613	(10,294,117)	$(922,666)	$(1,261,665)	$(17,730)	$55,556	$280	$55,836
Comprehensive income (loss)	—	—	—	—	—	78,107	6,754	84,861	594	85,455
Vesting of restricted stock units and performance share units	72,851	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	25,981	—	779	—	—	—	—	779	—	779
Tax withholdings related to net share settlements of stock-based compensation awards	(30,820)	—	(974)	—	—	—	—	(974)	—	(974)
Stock-based compensation on equity-classified awards	—	—	9,071	—	—	—	—	9,071	—	9,071
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	(670)	(670)
Balance at September 30, 2021	39,873,255	$4	$2,266,489	(10,294,117)	$(922,666)	$(1,183,558)	$(10,976)	$149,293	$204	$149,497
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
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$90,020	$(300,151)
Less: Income (loss) from discontinued operations, net of tax	—	382
Income (loss) from continuing operations	90,020	(300,533)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	46,879	60,988
Amortization of acquired intangible assets	6,728	7,378
Impairment of goodwill	—	109,486
Impairment of long-lived assets	—	22,351
Restructuring-related impairment	7,651	17,199
Stock-based compensation	25,121	30,937
Changes in fair value of investments	(95,533)	8,089
Amortization of debt discount on convertible senior notes	1,226	10,824
Foreign currency translation adjustments reclassified into earnings	(32,268)	—
Change in assets and liabilities:
Accounts receivable	7,985	9,602
Prepaid expenses and other current assets	(11,155)	29,098
Right-of-use assets - operating leases	16,016	17,680
Accounts payable	3,996	20,733
Accrued merchant and supplier payables	(175,079)	(163,125)
Accrued expenses and other current liabilities	(43,654)	2,496
Operating lease obligations	(24,614)	(29,709)
Other, net	21,735	2,002
Net cash provided by (used in) operating activities from continuing operations	(154,946)	(144,504)
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	(154,946)	(144,504)
Investing activities
Purchases of property and equipment and capitalized software	(37,865)	(36,662)
Proceeds from sale or divestment of investment	6,859	31,605
Acquisitions of intangible assets and other investing activities	(2,491)	(3,416)
Net cash provided by (used in) investing activities from continuing operations	(33,497)	(8,473)
Net cash provided by (used in) investing activities from discontinued operations	—	1,224
Net cash provided by (used in) investing activities	(33,497)	(7,249)
Financing activities
Proceeds from issuance of 2026 convertible notes	230,000	—
Proceeds from (payments of) borrowings under revolving credit agreement	(100,000)	200,000
Issuance costs for 2026 convertible notes and revolving credit agreement	(7,747)	(1,148)
Purchase of capped call transactions	(27,416)	—
Payments for the repurchase of Atairos convertible notes	(254,000)	—
Proceeds from the settlement of convertible note hedges	2,315	—
Payments for the settlement of warrants	(1,345)	—
Taxes paid related to net share settlements of stock-based compensation awards	(17,591)	(8,787)
Payments of finance lease obligations	(4,887)	(7,438)
Other financing activities	203	(2,070)
Net cash provided by (used in) financing activities	(180,468)	180,557
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(4,894)	(716)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(373,805)	28,088
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	1,224
Net increase (decrease) in cash, cash equivalents and restricted cash	(373,805)	26,864
Cash, cash equivalents and restricted cash, beginning of period (1)	851,085	752,657
Cash, cash equivalents and restricted cash, end of period (1)	$477,280	$779,521

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,166	$10,837
Income tax payments for continuing operations	9,406	6,209
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$12,201

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the condensed consolidated balance sheets as of September 30, 2021, December 31, 2020, September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$476,782	$850,587	$778,967	$750,887
Restricted cash included in prepaid expenses and other current assets	498	498	315	1,534
Restricted cash included in other non-current assets	—	—	239	236
Cash, cash equivalents and restricted cash	$477,280	$851,085	$779,521	$752,657
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
Our operations are organized into two segments: North America and International. See Note 13, Segment Information.
COVID-19 Pandemic
Since March 2020, the COVID-19 pandemic has led to a significant decrease in consumer demand and active customers, a decrease in customer redemptions and elevated refund levels due to changes in consumer behavior and protective measures taken to control the spread of COVID-19. The ongoing COVID-19 pandemic has had an adverse impact on our financial condition, results of operations and cash flows, which has included impairments of our goodwill and long-lived assets. Recovery from the COVID-19 pandemic could be volatile and prolonged given the unprecedented and continuously-evolving nature of the situation.
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
2. GOODWILL AND LONG-LIVED ASSETS
The following table summarizes goodwill activity by segment for the nine months ended September 30, 2021 (in thousands):

	North America	International	Consolidated
Balance as of December 31, 2020	$178,685	$36,014	$214,699
Other (1)	—	3,776	3,776
Foreign currency translation	—	(1,576)	(1,576)
Balance as of September 30, 2021	$178,685	$38,214	$216,899
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
equipment and software, right-of-use assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
During the third quarter 2021, we determined the prolonged recovery from the pandemic, particularly in our International segment, and the sustained decrease in our stock price required us to evaluate our goodwill and long-lived assets for impairment. We determined there was no impairment for goodwill; however, we recognized impairment in our right-of-use assets and leasehold improvements under our restructuring plan as noted below. In order to evaluate goodwill for impairment in the third quarter 2021, we compared the fair values of our two reporting units, North America and International, to their carrying values. In determining the fair values of our reporting units, we used the discounted cash flow method under the income approach and the market multiple valuation approach that use Level 3 inputs. The fair value of the reporting units exceeded the carrying value, therefore we concluded that goodwill was not impaired for either of our reporting units during the third quarter 2021.
Due to the circumstances described above, during the third quarter 2021, we evaluated our long-lived assets for impairment. We determined the carrying amount for certain right-of-use assets and leasehold improvements related to our restructuring plan were not fully recoverable due to changes in sublease assumptions. These assets, classified as Level 3 inputs, were written down to fair value based on the discounted cash flow method under the income approach for the three and nine months ended September 30, 2021. See Note 9, Restructuring and Related Charges, for more information on our restructuring and related charges impairments and details in the table below.
During the first quarter 2020, the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decreased in our stock price required us to evaluate our goodwill and long-lived assets for impairment. In determining fair values of our reporting units, we used the discounted cash flow method and the market multiple valuation approach that use Level 3 inputs. For the nine months ended September 30, 2020, we recognized $109.5 million of goodwill impairment and $22.4 million of long-lived asset impairment within our International segment related to our EMEA operations. During the three and nine months ended September 30, 2020, we recognized long-lived asset impairments of $3.3 million and $17.2 million for certain asset groups due to actions taken under our restructuring plan. See Note 9, Restructuring and Related Charges, for additional information.
Future events and changing market conditions due to the impact of COVID-19 may require us to re-evaluate the estimates used in our fair value measurements, which could result in additional impairment of long-lived assets or goodwill in future periods that may have a material effect on our operating results.
Impairment charges are presented within the following line items of the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Long-lived asset impairment:
North America	$—	$—	$—	$—
International	—	—	—	22,351
Total Long-lived asset impairment	—	—	—	22,351
Restructuring and related charges:
North America	5,430	834	5,430	14,322
International	2,221	2,462	2,221	2,877
Total Restructuring and related charges impairment	7,651	3,296	7,651	17,199
Total impairment	$7,651	$3,296	$7,651	$39,550

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes impairment for long-lived assets and restructuring and related charges by asset type for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Property, equipment and software, net
Leasehold improvements	$870	$191	$870	$7,749
Computer hardware	—	—	—	2,842
Right-of-use assets - finance leases, net	—	70	—	1,388
Internally-developed software	—	—	—	2,988
Other Property, equipment and software, net	—	—	—	929
Total Property, equipment and software, net	870	261	870	15,896
Right-of-use assets - operating leases, net	6,781	3,035	6,781	22,680
Intangible assets, net	—	—	—	103
Other non-current assets	—	—	—	871
Total long-lived assets	$7,651	$3,296	$7,651	$39,550
The following table summarizes intangible assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$19,914	$11,662	$8,252	$20,208	$9,236	$10,972
Trade names	9,597	8,132	1,465	9,651	7,921	1,730
Developed technology	538	538	—	2,121	1,863	258
Patents	12,225	5,462	6,763	10,813	4,697	6,116
Other intangible assets	17,706	8,376	9,330	17,823	6,748	11,075
Total	$59,980	$34,170	$25,810	$60,616	$30,465	$30,151
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $2.1 million and $2.5 million for the three months ended September 30, 2021 and 2020 and $6.7 million and $7.4 million for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2021	$2,153
2022	8,398
2023	7,229
2024	3,544
2025	1,974
Thereafter	2,512
Total	$25,810

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
3. INVESTMENTS
As of September 30, 2021 and December 31, 2020, our carrying value in other equity investments was $122.9 million and $37.7 million. We hold available-for-sale securities and fair value option investments in various entities that had a carrying value of zero as of September 30, 2021 and December 31, 2020. Our percentage ownership in these investments for the periods reported was as follows:

	September 30, 2021			December 31, 2020
	Percent Ownership of Voting Stock			Percent Ownership of Voting Stock
Other equity investments	1%	to	19%	1%	to	19%
Available-for-sale securities - redeemable preferred shares	19%	to	25%	19%	to	25%
Fair value option investments	10%	to	19%	10%	to	19%
During the first quarter 2020, we recognized a $1.4 million loss from changes in the fair value of our fair value option investments.
Other Equity Investments
Other equity investments represent equity investments without readily determinable fair values recorded at cost adjusted for observable price changes and impairments. During the third quarter 2021, we adjusted the carrying value of an other equity investment in a mobile payments company due to an observable price change in an orderly transaction, which resulted in an unrealized gain of $89.1 million for the three and nine months ended September 30, 2021. During the third quarter 2021, we also sold 100% of our shares in an other equity investment for total cash consideration of $2.6 million and recognized a gain of $2.2 million. In the second quarter 2021, we divested our shares in an other equity investment and recognized a gain and total cash consideration of $4.2 million. The gains on our investments have been presented in Other income (expense), net in the condensed consolidated statements of operations for the applicable three and nine months ended September 30, 2021.
During the first quarter 2020, we sold 50% of our shares in an other equity investment for total cash consideration of $34.0 million. In addition, we recorded a $6.7 million impairment during the first quarter 2020 to an other equity investment as a result of revised cash flow projections and a deterioration in financial condition due to COVID-19. We did not recognize any impairments during the three and nine months ended September 30, 2021.
4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$1,336	$1,268	$3,818	$5,254
Interest expense	(3,534)	(9,408)	(14,123)	(24,375)
Changes in fair value of investments (1)	91,288	—	95,533	(8,089)
Loss on extinguishment of debt	—	—	(5,090)	—
Foreign currency gains (losses), net and other (2)	(6,557)	7,273	17,591	5,661
Other income (expense), net	$82,533	$(867)	$97,729	$(21,549)
(1)Includes an $89.1 million unrealized gain due to an upward adjustment for an observable price change of an other equity investment for the three and nine months ended September 30, 2021. Refer to Note 3, Investments, for additional information.
(2)Includes a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings for the nine months ended September 30, 2021 as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions. See Note 9, Restructuring and Related Charges, for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$20,404	$18,038
Income taxes receivable	8,060	5,437
Deferred cloud implementation cost	11,861	4,942
Other	10,102	12,024
Total prepaid expenses and other current assets	$50,427	$40,441
The following table summarizes other non-current assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Deferred income tax	$11,283	$11,593
Debt issue costs, net	808	1,852
Deferred contract acquisition costs	6,979	5,315
Deferred cloud implementation costs	5,782	10,402
Other	5,699	5,165
Total other non-current assets	$30,551	$34,327
The following table summarizes accrued merchant and supplier payables as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accrued merchant payables	$215,365	$303,260
Accrued supplier payables (1)	14,546	107,703
Total accrued merchant and supplier payables	$229,911	$410,963
(1)Includes payables to suppliers of inventories and providers of shipping and fulfillment services.
The following table summarizes accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Refund reserve	$22,239	$33,173
Compensation and benefits	24,625	54,958
Accrued marketing	21,388	15,299
Restructuring-related liabilities	10,001	13,746
Customer credits	78,217	61,006
Income taxes payable	1,182	7,862
Deferred revenue	3,868	11,223
Operating and finance lease obligations	32,836	37,755
Deferred cloud computing contract incentive	3,000	3,000
Other (1)	44,381	56,977
Total accrued expenses and other current liabilities	$241,737	$294,999
(1)Includes $2.9 million in certain payroll taxes under the Coronavirus Aid, Relief and Economic Security ("CARES") Act. These amounts are due by December 31, 2021.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes other non-current liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Contingent income tax liabilities	$25,563	$25,593
Deferred income taxes	3,408	3,170
Deferred cloud computing contract incentive	2,000	4,250
Other (1)	9,686	11,415
Total other non-current liabilities	$40,657	$44,428
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
In connection with the repurchase of the Atairos Notes, we entered into agreements (collectively "the Unwind Agreements") with each of the bank counterparties in May 2021 to unwind the convertible note hedges and warrants. Pursuant to the terms of the Unwind Agreements, we received cash proceeds of $2.3 million for the settlement of the convertible note hedges and paid cash consideration of $1.3 million for the settlement of the warrants.
1.125% Convertible Senior Notes due 2026
In March and April 2021, we issued $230.0 million aggregate principal amount of convertible senior notes due 2026 (the "2026 Notes") in a private offering to qualified institutional buyers. The net proceeds from this offering were $222.1 million. The 2026 Notes bear interest at a rate of 1.125% per annum, payable semiannually in arrears on March 15 and September 15 of each year, which began on September 15, 2021. The 2026 Notes will mature on March 15, 2026, subject to earlier repurchase, redemption or conversion.
We used $27.4 million of the net proceeds from the offering to pay the cost of certain related capped call transactions and used the remaining net proceeds, together with cash on hand, to repurchase the Atairos Notes.
Each $1,000 of principal amount of the 2026 Notes initially is convertible into 14.6800 shares of common stock, which is equivalent to an initial conversion price of $68.12 per share, subject to adjustment upon the occurrence of specified events. In addition, upon the occurrence of a make-whole fundamental change, as defined in the Indenture governing the 2026 Notes (the "Indenture"), or if we issue a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or redemption.
Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Subject to certain conditions, holders of the 2026 Notes may convert the 2026 Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event. Based on the closing price of the common stock of $22.81 as of September 30, 2021, the if-converted value of the 2026 Notes was less than the principal amount.
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
The carrying amount of the 2026 Notes consisted of the following as of September 30, 2021 (in thousands):

September 30, 2021
Principal amount	$230,000
Less: debt discount	(6,972)
Net carrying amount of liability	$223,028
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of September 30, 2021 was $178.9 million and was determined using a lattice model.
During the three and nine months ended September 30, 2021 and 2020, we recognized total interest costs on the 2026 Notes and the Atairos Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest	$646	$2,032	$4,378	$6,096
Amortization of debt discount	374	3,701	1,226	10,824
Total	$1,020	$5,733	$5,604	$16,920
Capped Call Transactions
In March and April 2021, in connection with the offering of the 2026 Notes, we entered into privately-negotiated capped call transactions with each of Barclays Bank PLC, BNP Paribas and Mizuho Markets Americas LLC. The capped call transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the 2026 Notes. The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, with such reduction and/or offset subject to a cap initially equal to $104.80 (which represents a premium of 100% over the last reported sale price of our common stock on The Nasdaq Global Select Market on March 22, 2021), subject to certain adjustments under the terms of the capped call transactions.
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
In March 2021, we entered into a second amendment to the revolving credit agreement (the "Second Amendment" and the revolving credit agreement as amended, the "Amended Credit Agreement") to extend the suspension period provided by the First Amendment through the fourth quarter of 2021 (unless terminated by us prior to then) (the "Suspension Period"), amend and remove certain financial covenants applicable after the amended Suspension Period ends and permit the issuance of the 2026 Notes and related capped call transactions. We voluntarily elected to early terminate the Suspension Period as of the third quarter of 2021.
We deferred debt issuance costs of $3.5 million as a result of entering into the Amended Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the condensed consolidated balance sheets as of September 30, 2021 and are amortized to interest expense over the term of the respective agreement.
Pursuant to the Amendments, during the Suspension Period, we were exempt from certain covenant restrictions, namely the requirements to maintain a maximum funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio and a minimum liquidity balance (including any undrawn amounts under the credit facility) of at least 70% of our accrued merchant and supplier payables balance (which covenant applies again beginning in the third quarter 2021 following our voluntary early termination of the Suspension Period). Additionally, the Amendments provide that, during the Suspension Period, we were required to maintain specified minimum quarterly EBITDA levels and to maintain a monthly minimum liquidity balance (including any undrawn amounts under the credit facility) of at least 100% of our accrued merchant and supplier payables balance for such month plus $50.0 million. The Second Amendment also permanently removes requirements that we maintain (i) a maximum senior secured indebtedness to EBITDA ratio and (ii) unrestricted cash of not less than $250.0 million. Finally, the Second Amendment changes the requirement to maintain a minimum fixed charge coverage ratio to a requirement to maintain a minimum interest coverage ratio. Following our voluntary early termination of the Suspension Period, we are subject to the ordinary course covenants under the Amended Credit Agreement beginning in the third quarter 2021.
In addition, under the Amended Credit Agreement, we are subject to various covenants, including customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness; make dividend and other restricted payments, including limiting the amount of our share repurchases; enter into sale and leaseback transactions; make investments, loans or advances; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; and engage in transactions with related parties and other affiliates. The Amendments further restricted certain of these negative covenants during the Suspension Period, including our ability to make share repurchases, acquisitions, investments and to incur additional indebtedness and liens.
As of September 30, 2021, we were in compliance with the applicable covenants under our Amended Credit Agreement. Non-compliance with the covenants under the Amended Credit Agreement may result in termination of the commitments thereunder and any then outstanding borrowings may be declared due and payable immediately. We have the right to terminate the Amended Credit Agreement or reduce the available commitments at any time.
The Amendments also increased interest rates through the end of the Suspension Period (i.e., through the third quarter 2021), raising the alternative base rate and Canadian prime spreads to 1.50%, the fixed rate spreads to 2.50% and the commitment fee to 0.40% on the daily amount of the unused commitments under the Amended Credit Agreement. Following the Suspension Period, the applicable spread and commitment fee will revert to pre-Amendment levels, which provides for (a) interest at a rate per annum equal to (i) an adjusted LIBO rate or (ii) a customary base rate (with loans denominated in certain currencies bearing interest at rates specific to such currencies) plus an additional margin ranging between 0.50% and 2.00% and (b) commitment fees ranging from 0.25% to 0.35% on the daily amount of unused commitments. The Amended Credit Agreement also includes a replacement mechanism for the discontinuation of the adjusted LIBO rate. In addition, the Amended Credit Agreement provides for the issuance of up to $75.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $225.0 million.
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
We had $100.0 million of outstanding borrowings and $19.7 million of outstanding letters of credit as of September 30, 2021, and $200.0 million of outstanding borrowings and $20.6 million of outstanding letters of credit as of December 31, 2020 under the Amended Credit Agreement.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments and future operating income under our operating subleases as of September 30, 2021 and through the date of this report, did not materially change from the amounts set forth in our 2020 Annual Report on Form 10-K, except as discussed below.
Purchase Obligations
During the nine months ended September 30, 2021 and through the date of this report, we entered into non-cancellable arrangements. Future payments under these new contractual obligations are as follows (in thousands):

Remaining in 2021	$1,082
2022	4,935
2023	10,933
2024	14,642
2025	18,000
Thereafter	—
Total	$49,592
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
On April 28, 2020, an individual plaintiff filed a securities fraud class action complaint in the United States District Court for the Northern District of Illinois, and in July 2020, another individual was appointed as lead plaintiff. The lawsuit covers the time period from July 30, 2019 through February 18, 2020. The lead plaintiff alleges that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program. Plaintiff seeks unspecified compensatory damages and attorneys' fees. Groupon filed a motion to dismiss the complaint and, on April 28, 2021, the Court granted this motion and dismissed the complaint without prejudice. The Court provided the plaintiff with the opportunity to file a motion to seek leave to file an amended complaint, and plaintiff filed a motion for leave to file a second amended complaint, which has the same allegations and class period as the prior complaint. Groupon filed an opposition to plaintiff's motion, and on August 11, 2021, the Court granted plaintiff's motion. Discovery has now commenced in this matter. We intend to continue to vigorously defend the case, which we believe to be without merit.
In addition, on September 9, 2021 a federal derivative lawsuit was filed in the United States District Court for District of Delaware. The lawsuit names Groupon and certain of the Company's former and current officers and directors. The plaintiff alleges that defendants failed to disclose material, non-public information, specifically with respect to the Goods business, Groupon Select program and Groupon's full year guidance reiterated on November 4, 2019. The plaintiff's claims also include allegations of breach of fiduciary duty, unjust enrichment, and waste of corporate assets relating to the Groupon Select program and the sale of stock by certain directors. Plaintiff seeks unspecified damages sustained by the Company, injunctive and equitable relief and attorneys’ fees. We intend to vigorously defend this matter, which we believe to be without merit.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of September 30, 2021. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of September 30, 2021 is approximately $11.7 million.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
7. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
Common Stock
Pursuant to our restated certificate of incorporation, as of September 30, 2021, the Board had the authority to issue up to a total of 100,500,000 shares of common stock. Each holder of common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. In addition, holders of our common stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the three and nine months ended September 30, 2021 and 2020, we did not purchase any shares under the program. As of September 30, 2021, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time.
Groupon, Inc. Stock Plans
The Groupon, Inc. Stock Plans (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of September 30, 2021, 2,852,119 shares of common stock were available for future issuance under the Plans.
The stock-based compensation expense related to stock awards issued under the Plans are presented within the following line items of the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$137	$156	$498	$496
Marketing	173	377	486	1,218
Selling, general and administrative	7,894	7,846	24,137	29,223
Restructuring and related charges	—	311	—	1,735
Total stock-based compensation expense	$8,204	$8,690	$25,121	$32,672
We capitalized $0.9 million and $1.1 million of stock-based compensation for the three months ended September 30, 2021 and 2020, and $2.9 million and $3.4 million for the nine months ended September 30, 2021 and 2020 in connection with internally-developed software and cloud computing arrangements.
Employee Stock Purchase Plan
The Groupon, Inc. 2012 Employee Stock Purchase Plan, as amended, ("ESPP") authorizes us to grant up to 1,000,000 shares of common stock under that plan as of September 30, 2021. For the nine months ended September 30, 2021 and 2020, 49,399 and 69,371 shares of common stock were issued under the ESPP.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes restricted stock unit activity under the Plans for the nine months ended September 30, 2021:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2020	1,853,007	$31.91
Granted	936,875	42.97
Vested	(1,002,467)	29.34
Forfeited	(286,316)	37.54
Unvested at September 30, 2021	1,501,099	$39.28
As of September 30, 2021, $41.9 million of unrecognized compensation costs related to unvested restricted stock units are expected to be recognized over a remaining weighted-average period of 0.98 years.
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
The table below summarizes Performance Share Unit activity under the Plans for the nine months ended September 30, 2021:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)	Market-based Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2020	124,709	$29.73	57,668	$60.60
Granted (1)	41,729	15.44	—	—
Vested	(86,710)	24.36	—	—
Forfeited	(768)	69.00	—	—
Unvested at September 30, 2021	78,960	27.70	57,668	60.60

Maximum shares issuable upon vesting at September 30, 2021	78,960		57,668
(1)Performance Share Units granted during the nine months ended September 30, 2021 relate to the issuance of incremental shares upon the Compensation Committee's certification of the achievement of the 2020 performance metrics.
As of September 30, 2021, $0.6 million of unrecognized compensation costs related to unvested Performance Share Units are expected to be recognized over a remaining weighted-average period of 1.05 years. We have recognized all compensation costs related to our unvested Market-Based Performance Share Units.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three and nine months ended September 30, 2021 and 2020.
Contract Balances
Our deferred revenue relates to product sales and gift card revenue. Revenue for product sales is recognized as the products are delivered to customers, generally within two weeks following the balance sheet date, while revenue for gift cards is recognized upon customer redemption. Our deferred revenue was $3.9 million as of September 30, 2021. As of December 31, 2020, our deferred revenue was $11.2 million, which was recognized during the nine months ended September 30, 2021.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the nine months ended September 30, 2021 (in thousands):

Customer Credits
Balance as of December 31, 2020	$61,006
Credits issued	173,476
Credits redeemed (1)	(134,147)
Breakage revenue recognized	(21,084)
Foreign currency translation	(1,034)
Balance as of September 30, 2021	$78,217
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
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, deferred contract acquisition costs were $7.9 million and $6.3 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the condensed consolidated statements of operations. We amortized $2.6 million and $3.6 million of deferred contract acquisition costs during the three months ended September 30, 2021 and 2020, and $7.8 million and $12.3 million during the nine months ended September 30, 2021 and 2020. We did not recognize any impairments in relation to the deferred contract acquisition costs during the three and nine months ended September 30, 2021 and 2020.

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
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the nine months ended September 30, 2021 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2020	$9,756
Change in provision	517
Write-offs	(1,431)
Foreign currency translation	44
Balance as of September 30, 2021	$8,886
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. During the three and nine months ended September 30, 2021, we recognized $19.1 million and $31.8 million of variable consideration from unredeemed vouchers that were sold in a prior period. We are observing redemption rates lower than our historical estimates for vouchers sold at the onset of the COVID-19 pandemic that are now reaching their expiration. When actual redemptions differ from our estimates, the effects could be material to the condensed consolidated financial statements.
9. RESTRUCTURING AND RELATED CHARGES
In April 2020, the Board approved a multi-phase restructuring plan of up to $105.0 million of total pretax charges related to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. We expect to incur total pretax charges of up to $105.0 million through the end of 2021 and have incurred cumulative Restructuring and related charges of $99.0 million since the inception of the restructuring plan. Our restructuring plan includes workforce reductions of approximately 1,600 positions globally, the exit or discontinuation of the use of certain leases and other assets, impairments of our right-of-use and other long-lived assets, and the exit of our operations in Japan and New Zealand. In the first quarter 2021, we substantially liquidated our subsidiary in Japan and reclassified $32.3 million of cumulative foreign currency translation gains into earnings, which is presented in Other income (expense), net on the condensed consolidated statements of operations for the nine months ended September 30, 2021.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables summarize costs incurred by segment related to the restructuring plans for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Assets Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$26	$251	$602	$5,610	$6,489
International	2,600	571	268	2,555	5,994
Consolidated	$2,626	$822	$870	$8,165	$12,483

	Nine Months Ended September 30, 2021
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Assets Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$458	$1,482	$602	$6,974	$9,516
International	21,665	599	268	2,102	24,634
Consolidated	$22,123	$2,081	$870	$9,076	$34,150

	Three Months Ended September 30, 2020
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Assets Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$1,489	$435	$70	$736	$2,730
International	14,400	18	195	3,216	17,829
Consolidated	$15,889	$453	$265	$3,952	$20,559

	Nine Months Ended September 30, 2020
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Assets Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$17,548	$443	$4,790	$10,047	$32,828
International	23,041	759	227	4,182	28,209
Consolidated	$40,589	$1,202	$5,017	$14,229	$61,037
As a part of our restructuring plan, we terminated or modified several of our leases. In other cases we vacated our leased facilities, and some of those facilities are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases. We recognized $7.7 million in impairment related to those leases during the three and nine months ended September 30, 2021, and $3.3 million and $17.2 million during the three and nine months ended September 30, 2020. See Note 2, Goodwill and Long-Lived Assets, for additional information. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our restructuring plan are presented within Restructuring and related charges in the condensed consolidated statements of operations. The current and non-current liabilities associated with these leases continue to be presented within Other current liabilities and Operating lease obligations in the condensed consolidated balance sheets.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes restructuring liability activity for each period (in thousands):

	Employee Severance and Benefit Costs	Legal and Advisory Costs	Total
Balance as of December 31, 2019 (1)	$699	$—	$699
Charges payable in cash (2)	36,266	2,137	38,403
Cash payments	(25,328)	(1,289)	(26,617)
Foreign currency translation	1,660	(14)	1,646
Balance as of December 31, 2020	13,297	834	14,131
Charges payable in cash	22,123	2,081	24,204
Cash payments	(24,670)	(2,588)	(27,258)
Foreign currency translation	(768)	77	(691)
Balance as of September 30, 2021 (3)	$9,982	$404	$10,386
(1)Amounts included in the year ended December 31, 2019 are related to prior restructuring plans and the liabilities under those plans have been substantially settled.
(2)Excludes stock-based compensation of $1.7 million related to accelerated vesting of stock-based compensation awards for certain employees terminated as a result of our restructuring activities.
(3)Includes employee severance and benefit costs related to the termination of employees. Substantially all of the remaining cash payments for those costs are expected to be disbursed through 2022.
10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and income (loss) from continuing operations before provision (benefit) for income taxes for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Provision (benefit) for income taxes	$135	$(486)	$773	$(7,170)
Income (loss) from continuing operations before provision (benefit) for income taxes	78,836	(17,047)	90,793	(307,703)
Our U.S. Federal income tax rate is 21%. The primary factors impacting the effective tax rate for the three and nine months ended September 30, 2021 were the benefit of non-taxable items (including the unrealized gain on the observable price change recorded in an other equity investment during the three months ended September 30, 2021), the U.S. research and development tax credit, and reversals of reserves for uncertain tax positions due to the closing of applicable statutes of limitations. The three and nine months ended September 30, 2021 and 2020 were also impacted by the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The nine months ended September 30, 2020 were also impacted by the reversals of reserves for uncertain tax positions due to the closure of tax audits and by the carryback of federal net operating losses due to the income tax relief provided by the CARES Act. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $121.2 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $3.2 million in unrecognized tax benefits may occur within the 12 months following September 30, 2021, upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of September 30, 2021 and December 31, 2020 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
As of September 30, 2021 and December 31, 2020, we had a valuation allowance recorded against our U.S. deferred tax assets. Given our U.S. current earnings and projected future earnings, we believe that there is a reasonable possibility that within the next three months, sufficient positive evidence may be available to support the conclusion that a valuation allowance will no longer be required. Release of the valuation allowance would result in a decrease to income tax expense in the period the release is recorded. However, the timing and amount of the valuation allowance release could vary based on the level of profitability that we are able to achieve.
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
Contingent consideration. During the first quarter 2021, we settled a contingent consideration arrangement to the former owners of a business acquired in 2018. We use the income approach to value contingent consideration obligations based on future financial performance. We have previously classified our contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Assets
Fair value option investments:
Beginning balance	$—	$—	$—	$1,405
Total gains (losses) included in earnings	—	—	—	(1,405)
Ending balance	$—	$—	$—	$—
Unrealized gains (losses) still held (1)	$—	$—	$—	$(1,405)
Liabilities
Contingent consideration:
Beginning balance	$—	$278	$326	$1,298
Settlements of contingent consideration liabilities	—	—	(393)	(908)
Total losses (gains) included in earnings	—	—	—	6
Foreign currency translation	—	13	67	(105)
Ending balance	$—	$291	$—	$291
Unrealized gains (losses) still held (1)	$—	$—	$—	$6
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
We adjusted the carrying value of an other equity investment in a mobile payments company due to an observable price change in an orderly transaction that occurred during the third quarter of 2021, which resulted in an unrealized gain of $89.1 million for the three and nine months ended September 30, 2021. During the third quarter 2021, we sold 100% of our shares in an other equity investment for total cash consideration of $2.6 million and recognized a gain of $2.2 million. In the second quarter 2021, we divested our shares in an other equity investment and recognized a gain and total cash consideration of $4.2 million. In addition, we recognized $6.7 million in impairment charges related to an other equity method investment during the nine months ended September 30, 2020. See Note 3, Investments, for additional information.
We recognized $7.7 million in non-cash impairment charges related to right-of-use assets - operating leases and leasehold improvements during the three and nine months ended September 30, 2021, which is included in Restructuring and related charges on our condensed consolidated statements of operations. We recognized $109.5 million in non-cash impairment charges related to goodwill during the nine months ended September 30, 2020. We also recognized $3.3 million and $39.6 million in non-cash impairment charges related to long-lived assets during the three and nine months ended September 30, 2020, of which $3.3 million and $17.2 million is included in Restructuring and related charges on our condensed consolidated statements of operations. See Note 2, Goodwill and Long-Lived Assets and Note 9, Restructuring and Related Charges, for additional information.
We did not record any other significant nonrecurring fair value measurements after initial recognition for the three and nine months ended September 30, 2021 and 2020.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
carrying values of those assets and liabilities approximate their respective fair values as of September 30, 2021 and December 31, 2020 due to their short-term nature.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted net income (loss) per share:

Numerator
Income (loss) - continuing operations	$78,701	$(16,561)	$90,020	$(300,533)
Less: Income (loss) attributable to noncontrolling interests	594	(291)	737	1,758
Basic net income (loss) attributable to common stockholders - continuing operations	78,107	(16,270)	89,283	(302,291)
Net income (loss) attributable to common stockholders - discontinued operations	—	—	—	382
Basic net income (loss) attributable to common stockholders	$78,107	$(16,270)	$89,283	$(301,909)

Diluted net income (loss) attributable to common stockholders - continuing operations	78,107	(16,270)	89,283	(302,291)
Net income (loss) attributable to common stockholders - discontinued operations	—	—	—	382
Diluted net income (loss) attributable to common stockholders	78,107	(16,270)	89,283	(301,909)
Plus: Interest expense from assumed conversion of convertible senior notes	700	—	1,392	—
Net income (loss) attributable to common stockholders plus assumed conversions	$78,807	$(16,270)	$90,675	$(301,909)

Denominator
Shares used in computation of basic net income (loss) per share	29,567,802	28,751,520	29,282,932	28,535,393
Weighted-average effect of diluted securities
Restricted stock units	351,720	—	712,866	—
Performance share units and other stock-based compensation awards	68,616	—	89,981	—
Convertible senior notes due 2026	3,376,400	—	2,308,112	—
Shares used in computation of diluted net income (loss) per share	33,364,538	28,751,520	32,393,891	28,535,393

Basic net income (loss) per share:
Continuing operations	$2.64	$(0.57)	$3.05	$(10.59)
Discontinued operations	—	—	—	0.01
Basic net income (loss) per share	$2.64	$(0.57)	$3.05	$(10.58)

Diluted net income (loss) per share:
Continuing operations	$2.36	$(0.57)	$2.80	$(10.59)
Discontinued operations	—	—	—	0.01
Diluted net income (loss) per share	$2.36	$(0.57)	$2.80	$(10.58)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units	854,304	1,907,396	410,856	1,879,752
Performance share units and other stock-based compensation awards	—	151,110	—	199,849
Convertible senior notes due 2022 (1)	—	2,314,815	1,144,689	2,314,815
Warrants	—	2,314,815	1,170,126	2,314,815
Capped call transactions	3,376,400	—	2,308,112	—
Total	4,230,704	6,688,136	5,033,783	6,709,231
(1)We apply the if-converted method in computing the effect of our convertible senior notes on diluted net income (loss) per share, whereby the numerator of our diluted net income (loss) per share computations is adjusted for interest expense, net of tax, and the denominator is adjusted for the number shares into which the convertible senior notes could be converted. The effect is only included in the calculation of income (loss) per share for those instruments for which it would reduce income (loss) per share. See Note 5, Financing Arrangements, for additional information.
We had outstanding Market-based Performance Share Units as of September 30, 2021 and 2020 that were eligible to vest into shares of common stock subject to the achievement of specified performance or market conditions. Contingently issuable shares are excluded from the computation of diluted income (loss) per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. As of September 30, 2021, there were up to 57,668 shares of common stock issuable upon vesting of outstanding Market-based Performance Share Units that were excluded from the table above as the performance or market conditions were not satisfied as of the end of the period.

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
The following table summarizes revenue by reportable segment and category for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America
Service revenue:
Local	$129,131	$98,561	$394,358	$322,945
Goods	9,189	8,787	37,266	18,401
Travel	4,791	4,748	18,893	13,722
Total service revenue	143,111	112,096	450,517	355,068
Product revenue - Goods	—	68,215	626	293,729
Total North America revenue (1)	143,111	180,311	451,143	648,797

International
Service revenue:
Local	46,071	36,528	109,589	103,221
Goods	5,879	3,309	9,429	8,821
Travel	3,915	3,140	8,226	7,368
Total service revenue	55,865	42,977	127,244	119,410
Product revenue - Goods	15,195	80,731	165,559	305,608
Total International revenue (1)	$71,060	$123,708	$292,803	$425,018
(1)North America includes revenue from the United States of $140.2 million and $177.3 million for the three months ended September 30, 2021 and 2020, and $444.2 million and $640.4 million for the nine months ended September 30, 2021 and 2020. International includes revenue from the United Kingdom of $21.4 million and $42.9 million for the three months ended September 30, 2021 and 2020, and $100.4 million and $151.1 million for the nine months ended September 30, 2021 and 2020. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and nine months ended September 30, 2021 and 2020. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes gross profit by reportable segment and category for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America
Service gross profit:
Local	$115,184	$87,507	$352,431	$283,004
Goods	7,864	7,440	31,689	14,851
Travel	3,762	3,874	15,092	9,726
Total service gross profit	126,810	98,821	399,212	307,581
Product gross profit - Goods	—	10,896	168	47,599
Total North America gross profit	126,810	109,717	399,380	355,180

International
Service gross profit:
Local	43,876	33,687	103,495	93,054
Goods	5,587	2,849	8,892	7,422
Travel	3,576	2,711	7,443	6,259
Total service gross profit	53,039	39,247	119,830	106,735
Product gross profit - Goods	1,590	11,058	23,155	36,580
Total International gross profit	$54,629	$50,305	$142,985	$143,315
The following table summarizes contribution profit by reportable segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America
Gross profit	$126,810	$109,717	$399,380	$355,180
Marketing	38,302	19,718	94,247	73,203
Contribution profit	88,508	89,999	305,133	281,977

International
Gross profit	54,629	50,305	142,985	143,315
Marketing	14,857	11,668	36,298	43,555
Contribution profit	39,772	38,637	106,687	99,760

Consolidated
Gross profit	181,439	160,022	542,365	498,495
Marketing	53,159	31,386	130,545	116,758
Contribution profit	128,280	128,636	411,820	381,737
Selling, general and administrative	119,494	124,257	384,606	475,017
Goodwill impairment	—	—	—	109,486
Long-lived asset impairment	—	—	—	22,351
Restructuring and related charges	12,483	20,559	34,150	61,037
Income (loss) from operations	$(3,697)	$(16,180)	$(6,936)	$(286,154)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes total assets by reportable segment as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Total assets:
North America (1)	$801,090	$971,110
International (1)	286,781	440,397
Consolidated total assets	$1,087,871	$1,411,507
(1)North America contains assets from the United States of $788.3 million and $948.1 million as of September 30, 2021 and December 31, 2020. International contained assets from Luxembourg of $126.6 million as of September 30, 2021 and from Switzerland of $151.7 million as of December 31, 2020. There were no other individual countries that represented more than 10% of consolidated total assets as of September 30, 2021 and December 31, 2020.

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
To grow Local supply, we are focused on leveraging three types of inventory: Deals with fewer restrictions, a new lower discount inventory product called Offers, and Market Rate supply. We began scaling elements of our inventory strategy throughout our marketplace in 2021. In North America, we are scaling the removal of Deal repeat purchase restrictions to all merchants and we have launched Offers to Beauty & Wellness merchants.
To support our strategic priority of improving the merchant and customer experience, we are executing on initiatives to reduce friction and make it easier for our customers to find, buy, and redeem a Groupon. In the third quarter 2021, we completed the roll out of our new customer experience to 100% of North America users, which we believe will drive engagement, conversion, and customer purchase frequency over time. On the merchant side, we are continuing to focus on being a better partner to our merchants by offering self-service, advertising products and booking capabilities.
COVID-19, Restructuring and Cost Reduction
Since March 2020, the COVID-19 pandemic has led to a significant decrease in consumer demand and active customers, a decrease in customer redemptions, and elevated refund levels due to changes in consumer behavior and protective measures taken to control the spread of COVID-19. The COVID-19 pandemic has had an adverse impact on our financial condition, results of operations and cash flows, which included impairments of our goodwill and long-lived assets.
Recovery from the COVID-19 pandemic could be volatile and prolonged given the unprecedented and continuously evolving nature of the situation and the emergence and spread of new variants. The future impact of COVID-19 on our business, results of operations, financial condition and liquidity is highly uncertain and will ultimately depend on future developments, including the magnitude and duration of the pandemic, the protective measures taken to reduce its spread, and the vaccine supply and demand. We will continue to monitor the impact of COVID-19 on our business, particularly in our International segment where restrictions to date have been more prolonged and stricter than in North America.
In April 2020, the Board approved a multi-phase restructuring plan related to our previously-announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. We expect to incur total pretax charges of up to $105.0 million in connection with our restructuring plan through the end of 2021. We have incurred cumulative Restructuring and related charges of $99.0 million since the inception of the restructuring plan in April 2020. Once fully implemented, we expect to realize $225.0 million in run-rate cost savings from these restructuring actions. During the three and nine months ended September 30, 2021, we recorded $12.5 million and $34.2 million in pretax charges in connection with our restructuring actions. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
In March 2021, we entered into the Amended Credit Agreement to extend covenant relief through the fourth quarter 2021 and we voluntarily elected to early terminate this covenant relief as of the third quarter 2021. See Item 1, Note 5, Financing Arrangements, for additional information. We plan to continue to actively manage and optimize our cash balances and liquidity, working capital and operating expenses, although there can be no assurances that we will be able to do so.
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
Our gross billings and units for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross billings	$552,990	$597,123	$1,714,551	$1,986,245
Units	15,746	21,410	50,227	74,208
Our active customers for the trailing twelve months ended September 30, 2021 and 2020 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2021	2020
TTM Active Customers (in thousands)	24,006	34,154
Financial Metrics
•Revenue is currently earned through product and service revenue transactions. We earn service revenue from transactions in which we generate commissions by selling goods or services on behalf of third-party merchants. Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer for the offering less an agreed upon portion of the purchase price paid to the third-party merchant. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties. We generate product revenue from our sales of first-party Goods inventory. Our product revenue from these first-party transactions, which are direct sales of merchandise inventory, is the purchase price received from the customer. We transitioned to a third-party marketplace in North America in 2020, and we began to transition to a third-party marketplace in International in the second quarter 2021 and expect this transition to be complete at the end of 2021. Following the transition, we expect our Goods category to primarily generate revenue on a net basis within service revenue.
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
The following table presents the above financial metrics for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$214,171	$304,019	$743,946	$1,073,815
Gross profit	181,439	160,022	542,365	498,495
Adjusted EBITDA	34,607	30,781	105,942	9,655
Free cash flow	(87,581)	(6,953)	(192,811)	(181,166)
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
Factors Affecting Our Performance
Impact of COVID-19. During the COVID-19 pandemic, protective measures taken to control the spread of COVID-19 and changes in consumer behavior have had a negative impact on our business, which relies on customers' purchases of local experiences, including events and activities, beauty and wellness, travel and dining. Recovery from the COVID-19 pandemic could be volatile and prolonged given the unprecedented and continuously-evolving nature of the situation and the emergence and spread of variants. We also have been, and may continue to be, impacted by pandemic-related supply chain issues, staffing shortages, excess demand and other transient issues that affect our merchants and continue to evolve during the pandemic recovery period.
We will continue to monitor the impact of COVID-19 on our business, particularly in our International segment where restrictions to date have been more prolonged and stricter than in North America.

Attracting and retaining local merchants. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can generally withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketing and promotional services. We are focused on prioritizing opportunities to help drive demand for our merchants by highlighting offers that customers want and that they can enjoy right now in light of any ongoing COVID-related restrictions. As we navigate through the volatility of the COVID-19 recovery period, we intend to take a market-by-market approach to attracting and retaining local merchants.
Driving purchase frequency and re-engaging and retaining customers. As the global economy continues to recover from the pandemic, we are surfacing relevant inventory in order to drive purchase frequency and retain customers. We also continue to focus on expanding inventory through our three inventory products - Deals with fewer restrictions, Offers, and Market Rate. On the customer experience side, we continue to improve our websites and mobile applications; launch innovative products that remove friction from the customer journey and drive awareness to our supply; and grow our high-quality, repeatable inventory.

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Gross billings
Service gross billings:
Local	$318,825	$230,422	38.4%	$937,313	$790,486	18.6%
Goods	43,096	40,299	6.9	168,881	88,713	90.4
Travel	23,519	23,373	0.6	94,211	68,557	37.4
Total service gross billings	385,440	294,094	31.1	1,200,405	947,756	26.7
Product gross billings - Goods	—	68,215	(100.0)	626	293,729	(99.8)
Total gross billings	$385,440	$362,309	6.4	$1,201,031	$1,241,485	(3.3)

Units
Local	8,196	8,148	0.6%	25,335	28,151	(10.0)%
Goods	1,849	4,428	(58.2)	7,260	15,166	(52.1)
Travel	128	151	(15.2)	512	542	(5.5)
Total units	10,173	12,727	(20.1)	33,107	43,859	(24.5)
North America TTM active customers for the trailing twelve months ended September 30, 2021 and 2020 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2021	2020	% Change
TTM Active customers	14,976	20,246	(26.0)%
Comparison of the Three Months Ended September 30, 2021 and 2020:
North America gross billings increased by $23.1 million for the three months ended September 30, 2021. Units and TTM active customers declined by 2.6 million and 5.3 million for the three months ended September 30, 2021 compared with the prior year period. The increase in gross billings is primarily due to an increase in consumer demand for higher-priced offerings and lower customer refunds in the Local category. This was partially offset by a decrease in demand for our Goods category.
Comparison of the Nine Months Ended September 30, 2021 and 2020:
North America gross billings and units declined by $40.5 million and 10.8 million for the nine months ended September 30, 2021 compared with the prior year period. These declines were primarily due to a decrease in demand in our Goods category, partially offset by an increase in demand for higher-priced Local offerings.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Revenue
Service revenue
Local	$129,131	$98,561	31.0%	$394,358	$322,945	22.1%
Goods	9,189	8,787	4.6	37,266	18,401	102.5
Travel	4,791	4,748	0.9	18,893	13,722	37.7
Total service revenue	143,111	112,096	27.7	450,517	355,068	26.9
Product revenue - Goods	—	68,215	(100.0)	626	293,729	(99.8)
Total revenue	$143,111	$180,311	(20.6)	$451,143	$648,797	(30.5)

Cost of revenue
Service cost of revenue
Local	$13,947	$11,054	26.2%	$41,927	$39,941	5.0%
Goods	1,325	1,347	(1.6)	5,577	3,550	57.1
Travel	1,029	874	17.7	3,801	3,996	(4.9)
Total service cost of revenue	16,301	13,275	22.8	51,305	47,487	8.0
Product cost of revenue - Goods	—	57,319	(100.0)	458	246,130	(99.8)
Total cost of revenue	$16,301	$70,594	(76.9)	$51,763	$293,617	(82.4)

Gross profit
Service gross profit
Local	$115,184	$87,507	31.6%	$352,431	$283,004	24.5%
Goods	7,864	7,440	5.7	31,689	14,851	113.4
Travel	3,762	3,874	(2.9)	15,092	9,726	55.2
Total service gross profit	126,810	98,821	28.3	399,212	307,581	29.8
Product gross profit - Goods	—	10,896	(100.0)	168	47,599	(99.6)
Total gross profit	$126,810	$109,717	15.6	$399,380	$355,180	12.4

Service margin (1)	37.1%	38.1%		37.5%	37.5%

% of Consolidated revenue	66.8%	59.3%		60.6%	60.4%
% of Consolidated cost of revenue	49.8	49.0		25.7	51.0
% of Consolidated gross profit	69.9	68.6		73.6	71.3
(1)     Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended September 30, 2021 and 2020:
North America revenue and cost of revenue decreased by $37.2 million and $54.3 million for the three months ended September 30, 2021 compared with the prior year period, primarily due to lower Goods gross billings, a shift in mix of consumer purchases to lower-margin offerings, higher promotional activity and the transition of Goods to a third-party marketplace model. In a third-party marketplace model, we generate service revenue which is presented on a net basis. The Goods revenue decline was partially offset by higher Local gross billings and higher variable consideration from unredeemed vouchers.
North America gross profit increased by $17.1 million for the three months ended September 30, 2021 compared with the prior year period driven by an increase in Local gross billings and higher variable consideration from unredeemed vouchers, partially offset by a decrease in Goods gross billings, a shift in mix of customer purchases to lower-margin offerings and higher promotional activity.

Comparison of the Nine Months Ended September 30, 2021 and 2020:
North America revenue and cost of revenue decreased by $197.7 million and $241.9 million for the nine months ended September 30, 2021 compared with the prior year period, primarily due to lower Goods gross billings, a shift in mix of consumer purchases to lower-margin offerings and the transition of Goods to a third-party marketplace model. In a third-party marketplace model, we generate service revenue which is presented on a net basis. The Goods revenue decline was partially offset by higher Local gross billings and higher variable consideration from unredeemed vouchers.
North America gross profit increased by $44.2 million for the nine months ended September 30, 2021 compared with the prior year period primarily due to higher Local gross billings and higher variable consideration from unredeemed vouchers, partially offset by lower Goods gross billings and a shift in mix to lower-margin offerings.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America contribution profit for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Marketing	$38,302	$19,718	94.2%	$94,247	$73,203	28.7%
% of Gross profit:	30.2%	18.0%		23.6%	20.6%

Contribution profit	$88,508	$89,999	(1.7)%	$305,133	$281,977	8.2%
Comparison of the Three Months Ended September 30, 2021 and 2020:
North America marketing expense and marketing expense as a percentage of gross profit increased for the three months ended September 30, 2021 due to the launch of new brand campaigns in 2021 and increased investment in an effort to drive consumer demand.
The decrease in our North America contribution profit for the three months ended September 30, 2021 compared with the prior year period was primarily attributable to an increase in marketing expense, partially offset by an increase in gross profit.
Comparison of the Nine Months Ended September 30, 2021 and 2020:
North America marketing expense increased for the nine months ended September 30, 2021 compared with the prior year period due to the launch of new brand campaigns and increased investment in an effort to drive consumer demand.
The increase in our North America contribution profit for the nine months ended September 30, 2021 compared with the prior year period was primarily due to an increase in gross profit, partially offset by higher marketing expense.
International
Operating Metrics
International segment gross billings and units for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Gross billings
Service gross billings:
Local	$103,984	$113,105	(8.1)%	$263,535	$332,403	(20.7)%
Goods	28,217	15,151	86.2	44,418	45,322	(2.0)
Travel	20,154	25,827	(22.0)	40,008	61,427	(34.9)
Total service gross billings	152,355	154,083	(1.1)	347,961	439,152	(20.8)
Product gross billings - Goods	15,195	80,731	(81.2)	165,559	305,608	(45.8)
Total gross billings	$167,550	$234,814	(28.6)	$513,520	$744,760	(31.0)

Units
Local	3,683	4,171	(11.7)%	8,357	13,217	(36.8)%
Goods	1,770	4,320	(59.0)	8,489	16,627	(48.9)
Travel	120	192	(37.5)	274	505	(45.7)
Total units	5,573	8,683	(35.8)	17,120	30,349	(43.6)

International TTM active customers for the trailing twelve months ended September 30, 2021 and 2020 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2021	2020	% Change
TTM Active customers	9,030	13,908	(35.1)%
Comparison of the Three Months Ended September 30, 2021 and 2020:
International gross billings, units and TTM active customers decreased by $67.3 million, 3.1 million and 4.9 million for the three months ended September 30, 2021 compared with the prior year period. These declines were primarily attributable to a decrease in consumer demand in the Goods category, as well as a decrease in the Local category due to the impact of COVID-19 on our merchants and to consumer behavior. These declines were partially offset by a $3.3 million favorable impact from year-over-year changes in foreign currency exchange rates.
Comparison of the Nine Months Ended September 30, 2021 and 2020:
International gross billings and units decreased by $231.2 million and 13.2 million for the nine months ended September 30, 2021 compared with the prior year period. These declines were primarily attributable to a decrease in consumer demand in the Goods category, as well as a decrease in the Local category due to the impact of COVID-19 on our merchants and to consumer behavior. These declines were partially offset by a $34.8 million favorable impact from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Revenue
Service revenue:
Local	$46,071	$36,528	26.1%	$109,589	$103,221	6.2%
Goods	5,879	3,309	77.7	9,429	8,821	6.9
Travel	3,915	3,140	24.7	8,226	7,368	11.6
Total service revenue	55,865	42,977	30.0	127,244	119,410	6.6
Product revenue - Goods	15,195	80,731	(81.2)	165,559	305,608	(45.8)
Total revenue	$71,060	$123,708	(42.6)	$292,803	$425,018	(31.1)

Cost of revenue
Service cost of revenue:
Local	$2,195	$2,841	(22.7)%	$6,094	$10,167	(40.1)%
Goods	292	460	(36.5)	537	1,399	(61.6)
Travel	339	429	(21.0)	783	1,109	(29.4)
Total service cost of revenue	2,826	3,730	(24.2)	7,414	12,675	(41.5)
Product cost of revenue - Goods	13,605	69,673	(80.5)	142,404	269,028	(47.1)
Total cost of revenue	$16,431	$73,403	(77.6)	$149,818	$281,703	(46.8)

Gross profit
Service gross profit:
Local	$43,876	$33,687	30.2%	$103,495	$93,054	11.2%
Goods	5,587	2,849	96.1	8,892	7,422	19.8
Travel	3,576	2,711	31.9	7,443	6,259	18.9
Total service gross profit	53,039	39,247	35.1	119,830	106,735	12.3
Product gross profit - Goods	1,590	11,058	(85.6)	23,155	36,580	(36.7)
Total gross profit	$54,629	$50,305	8.6	$142,985	$143,315	(0.2)

Service margin (1)	36.7%	27.9%		36.6%	27.2%

% of Consolidated revenue	33.2%	40.7%		39.4%	39.6%
% of Consolidated cost of revenue	50.2	51.0		74.3	49.0
% of Consolidated gross profit	30.1	31.4		26.4	28.7
(1)     Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended September 30, 2021 and 2020
International revenue and cost of revenue decreased by $52.6 million and $57.0 million for the three months ended September 30, 2021 compared with the prior year period primarily due to lower Local and Goods gross billings and the transition of Goods to a third-party marketplace model. In a third-party marketplace model, we generate service revenue which is presented on a net basis. The decline in revenue was partially offset by an increase in variable consideration from unredeemed vouchers.
International gross profit increased by $4.3 million for the three months ended September 30, 2021 compared with the prior year period primarily driven by increases in variable consideration from unredeemed vouchers. This was partially offset by declines in Local and Goods gross billings.
Comparison of the Nine Months Ended September 30, 2021 and 2020
International revenue and cost of revenue decreased by $132.2 million and $131.9 million for the nine months ended September 30, 2021 compared with the prior year period primarily due to lower Local and Goods gross billings, partially offset by a favorable impact of $21.1 million on revenue and an unfavorable impact of $11.8 million on cost of revenue from year-over-year changes in foreign currency exchange rates, and an increase in variable consideration from unredeemed vouchers.
International gross profit decreased by $0.3 million for the nine months ended September 30, 2021 compared with the prior year period primarily due to declines in Local and Goods gross billings, partially offset by higher variable consideration from unredeemed vouchers and favorable impacts of $9.2 million from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International marketing and contribution profit for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Marketing	$14,857	$11,668	27.3%	$36,298	$43,555	(16.7)%
% of Gross profit:	27.2%	23.2%		25.4%	30.4%

Contribution profit	$39,772	$38,637	2.9%	$106,687	$99,760	6.9%
Comparison of the Three Months Ended September 30, 2021 and 2020:
International marketing expense and marketing expense as a percentage of gross profit increased for the three months ended September 30, 2021 compared with the prior year period primarily due to an increase in investment in an effort to drive consumer demand as COVID-19 restrictions began to lift.
The increase in International contribution profit for the three months ended September 30, 2021 compared with the prior year period was primarily attributable to a $4.3 million increase in gross profit as described above, partially offset by higher marketing expense.
Comparison of the Nine Months Ended September 30, 2021 and 2020:
International marketing expense and marketing expense as a percentage of gross profit declined for the nine months ended September 30, 2021 compared with the prior year period. Marketing expense in the first quarter of 2021 declined primarily due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19. Beginning in the third quarter 2021, we began to increase our marketing spend in an effort to drive consumer demand as COVID-19 restrictions began to lift.
The increase in International contribution profit for the nine months ended September 30, 2021 compared with the prior year period was primarily due to a $7.3 million decrease in marketing expense as described above.

Consolidated Operating Expenses
Operating expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Marketing	$53,159	$31,386	69.4%	$130,545	$116,758	11.8%
Selling, general and administrative	119,494	124,257	(3.8)	384,606	475,017	(19.0)
Goodwill impairment	—	—		—	109,486	(100.0)
Long-lived asset impairment	—	—		—	22,351	(100.0)
Restructuring and related charges	12,483	20,559	(39.3)	34,150	61,037	(44.1)
Total operating expenses	$185,136	$176,202	5.1	$549,301	$784,649	(30.0)

% of Gross profit:
Marketing	29.3%	19.6%		24.1%	23.4%
Selling, general and administrative	65.9%	77.6%		70.9%	95.3%
Comparison of the Three Months Ended September 30, 2021 and 2020:
Marketing expense and marketing expense as a percentage of gross profit increased for the three months ended September 30, 2021 compared with the prior year period due to the launch of new brand campaigns in the second quarter 2021 and an increase in investment in an effort to drive consumer demand.
SG&A and SG&A as a percentage of gross profit decreased for the three months ended September 30, 2021 compared with the prior year period primarily due to lower payroll-related expense.
Restructuring and related charges decreased for the three months ended September 30, 2021 compared with the prior year period primarily due to lower severance and benefit costs for workforce reductions, impairments of long-lived assets and lease terminations and other exit costs resulting from our restructuring activities. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Comparison of the Nine Months Ended September 30, 2021 and 2020:
Marketing expense and marketing expense as a percentage of gross profit increased for the nine months ended September 30, 2021 compared with the prior year due to the launch of new brand campaigns and an increase in investment as consumer demand increased.
SG&A and SG&A as a percentage of gross profit decreased for the nine months ended September 30, 2021 compared with the prior year period primarily due to lower consulting expenses and a decline in fixed costs due to restructuring actions, partially offset by a $9.6 million unfavorable impact from year-over-year changes in foreign currency exchange rates.
During the first quarter 2020, the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decreased in our stock price required us to evaluate our goodwill and long-lived assets for impairment. As a result, for the nine months ended September 30, 2020, we recognized $109.5 million of goodwill impairment and $22.4 million of long-lived asset impairment within our International segment related to our EMEA operations. See Item 1, Note 2, Goodwill and Long-Lived Assets, for additional information.
Restructuring and related charges decreased for the nine months ended September 30, 2021 compared with the prior year period primarily due to lower severance and benefit costs for workforce reductions, impairments of long-lived assets and lease terminations and other exit costs resulting from our restructuring activities. We recognized $7.7 million in impairment charges for leases and lease-related assets related to our restructuring plan during the three and nine months ended September 31, 2021, and $3.3 million and $17.2 million during the three and nine months ended September 30 2020. See Item 1, Note 9, Restructuring and Related Charges, for additional information.

Consolidated Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments, loss on extinguishment of debt and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$1,336	$1,268	$3,818	$5,254
Interest expense	(3,534)	(9,408)	(14,123)	(24,375)
Changes in fair value of investments	91,288	—	95,533	(8,089)
Loss on extinguishment of debt	—	—	(5,090)	—
Foreign currency gains (losses), net and other	(6,557)	7,273	17,591	5,661
Other income (expense), net	$82,533	$(867)	$97,729	$(21,549)
Comparison of the Three Months Ended September 30, 2021 and 2020:
The change in Other income (expense), net for the three months ended September 30, 2021 as compared with the prior year period is primarily related to an unrealized gain of $89.1 million recorded as a result of an upward adjustment for an observable price change on an other equity investment in a mobile payments company. The gain is expected to be non-taxable due to local tax laws.
Comparison of the Nine Months Ended September 30, 2021 and 2020:
The change in Other income (expense), net for the nine months ended September 30, 2021 as compared with the prior year period is primarily related to an unrealized gain of $89.1 million recorded as a result of an upward adjustment for an observable price change on an other equity investment and a change in foreign currency gains and losses of $11.9 million, which includes a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions.
Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Provision (benefit) for income taxes	$135	$(486)	(127.8)%	$773	$(7,170)	(110.8)%
Effective tax rate	0.2%	2.9%		0.9%	2.3%
Comparison of the Three Months Ended September 30, 2021 and 2020:
The effective tax rate for the three months ended September 30, 2021 was impacted by the benefit of non-taxable items (including the unrealized gain on the observable price change recorded for an other equity method investment during the three months ended September 30, 2021), the U.S. research and development tax credit, and reversals of reserves for uncertain tax positions due to the closing of applicable statutes of limitations. The three months ended September 30, 2021 and 2020 were also impacted by the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

Comparison of the Nine Months Ended September 30, 2021 and 2020:
The effective tax rate for the nine months ended September 30, 2021 was impacted by the benefit of non-taxable items (including the unrealized gain on the observable price change recorded for an other equity method investment during the nine months ended September 30, 2021), the U.S. research and development tax credit, and reversals of reserves for uncertain tax positions due to the closing of applicable statutes of limitations. The nine months ended September 30, 2021 and 2020 were also impacted by the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The nine months ended September 30, 2020 were also impacted by the reversals of reserves for uncertain tax positions due to the closure of tax audits and by the carryback of federal net operating losses due to the income tax relief provided by the CARES Act. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.
As of September 30, 2021 and December 31, 2020, we had a valuation allowance recorded against our U.S. deferred tax assets. Given our U.S. current earnings and projected future earnings, we believe that there is a reasonable possibility that within the next three months, sufficient positive evidence may be available to support the conclusion that a valuation allowance will no longer be required. Release of the valuation allowance would result in a decrease to income tax expense in the period the release is recorded. However, the timing and amount of the valuation allowance release could vary based on the level of profitability that we are able to achieve.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the three and nine months ended September 30, 2021, special charges and credits included charges related to our restructuring plan. For the three and nine months ended September 30, 2020, special charges and credits included charges related to our restructuring plan, goodwill and long-lived asset impairments and strategic advisor costs. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$78,701	$(16,561)	$90,020	$(300,533)
Adjustments:
Stock-based compensation	8,204	8,379	25,121	30,937
Depreciation and amortization	17,617	18,023	53,607	68,366
Acquisition-related expense (benefit), net	—	—	—	6
Restructuring and related charges (1)	12,483	20,559	34,150	61,037
Goodwill impairment	—	—	—	109,486
Long-lived asset impairment	—	—	—	22,351
Strategic advisor costs	—	—	—	3,626
Other (income) expense, net (2)	(82,533)	867	(97,729)	21,549
Provision (benefit) for income taxes	135	(486)	773	(7,170)
Total adjustments	(44,094)	47,342	15,922	310,188
Adjusted EBITDA	$34,607	$30,781	$105,942	$9,655
(1)Includes $7.7 million of right-of-use assets - operating leases and leasehold improvement impairments for the three and nine months ended September 30, 2021, $3.3 million and $17.2 million of long-lived asset impairments for the three and nine months ended September 30, 2020, and $0.3 million and $1.7 million of additional stock-based compensation for the three and nine months ended September 30, 2020.
(2)Includes a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings for the nine months ended September 30, 2021 as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions and an $89.1 million unrealized gain due to an upward adjustment for an observable price change of an other equity investment. Refer to Item 1, Note 9, Restructuring and Related Charges and Note 3, Investments, for additional information.
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

The following tables represent the effect on our condensed consolidated statements of operations from changes in exchange rates versus the U.S. dollar for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30, 2021
	At Avg. Q3 2020 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$549,657	$3,333	$552,990
Revenue	212,804	1,367	214,171
Cost of revenue	32,456	276	32,732
Gross profit	180,348	1,091	181,439
Marketing	52,975	184	53,159
Selling, general and administrative	118,897	597	119,494
Restructuring and related charges	12,283	200	12,483
Income (loss) from operations	(3,807)	110	(3,697)

	Nine Months Ended September 30, 2021
	At Avg. Q3 2020 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,679,722	$34,829	$1,714,551
Revenue	722,876	21,070	743,946
Cost of revenue	189,724	11,857	201,581
Gross profit	533,152	9,213	542,365
Marketing	128,566	1,979	130,545
Selling, general and administrative	374,977	9,629	384,606
Restructuring and related charges	32,639	1,511	34,150
Income (loss) from operations	(3,030)	(3,906)	(6,936)
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and cash balances, which primarily consist of bank deposits and government money market funds. As of September 30, 2021, cash and cash equivalents, including outstanding borrowings under the Amended Credit Agreement, were $476.8 million.
Our net cash flows from operating, investing and financing activities from continuing operations for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash provided by (used in):
Operating activities	$(74,176)	$4,792	$(154,946)	$(144,504)
Investing activities	(11,530)	(12,469)	(33,497)	(8,473)
Financing activities	(2,047)	(3,617)	(180,468)	180,557

Our free cash flow for the three and nine months ended September 30, 2021 and 2020 and a reconciliation to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash provided by (used in) operating activities from continuing operations	$(74,176)	$4,792	$(154,946)	$(144,504)
Purchases of property and equipment and capitalized software	(13,405)	(11,745)	(37,865)	(36,662)
Free cash flow	$(87,581)	$(6,953)	$(192,811)	$(181,166)
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
For the nine months ended September 30, 2021, our net cash used in operating activities from continuing operations was $154.9 million, as compared with $90.0 million net income from continuing operations. That difference is primarily due to a $204.8 million net decrease from changes in working capital and other non-current assets and liabilities. The working capital impact was related to seasonal timing of payments to inventory suppliers, mid-year bonus payments and a shortening of the purchase to redemption cycle relative to year-end 2020 when redemption patterns were more heavily impacted by COVID-19, resulting in higher merchant payment outflows for the year-to-date period. The difference between our net cash used in operating activities and our net income from continuing operations is also due to $40.2 million of non-cash items, including $95.5 million of changes in fair value of our investments and a $32.3 million foreign currency translation adjustment gain that was reclassified into earnings as a result of the substantial liquidation of our subsidiary in Japan, partially offset by depreciation and amortization and stock-based compensation.
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
For the nine months ended September 30, 2021, our net cash used in investing activities from continuing operations was $33.5 million, which included purchases of property and equipment and capitalized software of $37.9 million, partially offset by proceeds from the sale of other equity investments of $6.9 million.
For the nine months ended September 30, 2020, our net cash used in investing activities from continuing operations was $8.5 million. Our net cash used in investing activities from continuing operations included purchases of property and equipment and capitalized software of $36.7 million, which was partially offset by proceeds from the sale of an investment of $31.6 million.
For the nine months ended September 30, 2021, our net cash used in financing activities was $180.5 million. Our net cash used in financing activities included payments of $254.0 million for the repurchase of the Atairos Notes, $100.0 million of repayments of borrowings under our revolving credit facility, $27.4 million related to the purchase of capped call transactions, $17.6 million in taxes paid related to net share settlements of stock-based compensation awards and $7.7 million in cash paid for issuance costs for the 2026 convertible notes, as discussed below, and the revolving credit agreement, partially offset by $230.0 million of proceeds received from the issuance of the 2026 convertible notes.

For the nine months ended September 30, 2020, our net cash provided by financing activities was $180.6 million. Our net cash provided by financing activities included $200.0 million of borrowings under our revolving credit facility, partially offset by $8.8 million in taxes paid related to net share settlements of stock-based compensation awards and $7.4 million in payments of finance lease obligations.
In July 2020, we entered into the First Amendment of our Amended Credit Agreement in order to, among other things, provide us operational flexibility and covenant relief in light of the ongoing impacts of COVID-19 on our business. In March 2021, we entered into the Second Amendment to, among other things, extend the covenant relief through the fourth quarter 2021. We voluntarily elected to early terminate this covenant relief as of the third quarter 2021 and are subject to the ordinary course covenants under the Amended Credit Agreement beginning in the third quarter 2021. We were in compliance with the applicable covenants as of September 30, 2021. In the future, these covenants could restrict our ability to access the full capacity of our credit facility or require us to repay amounts borrowed. In addition, if we are not able to comply with these covenants, we may need to seek additional covenant relief in the future.
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
As of September 30, 2021, we had $38.0 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of September 30, 2021, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2021 did not materially change from the amounts set forth in our 2020 Annual Report on Form 10-K, except as disclosed in Item 1, Note 5, Financing Arrangements and Note 6, Commitments and Contingencies.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2021.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three and nine months ended September 30, 2021, we derived approximately 33.2% and 39.4% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of September 30, 2021 and December 31, 2020.
As of September 30, 2021, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $111.3 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $11.1 million. This compares with an $11.4 million working capital surplus subject to foreign currency exposure as of December 31, 2020, for which a 10% adverse change would have resulted in a potential decrease in this working capital surplus of $1.1 million.
Interest Rate Risk
Our cash balance as of September 30, 2021 consists of bank deposits and government money market funds, so exposure to market risk for changes in interest rates is limited. In March and April 2021, we issued convertible notes with an aggregate principal amount of $230.0 million. See Item 1, Note 5, Financing Arrangements. The convertible notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock. Our Amended Credit Agreement provides for aggregate principal borrowings of up to $225.0 million. As of September 30, 2021, we had $100.0 million of borrowings outstanding and $19.7 million of outstanding letters of credit under the Amended Credit Agreement. See Item 2, Liquidity and Capital Resources, for additional information. Because borrowings under the Amended Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended Credit Agreement. We have $99.2 million of lease obligations as of September 30, 2021. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2021.

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
Based on this evaluation, our management concluded that, as of September 30, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, a majority of our employees have been working remotely. We have not identified any material changes to our internal controls over financial reporting as a result of COVID-19 or related changes to our working environment. We are continually monitoring and assessing the impact the COVID-19 pandemic and related restrictions have on our own internal controls to minimize the effect on their design and operating effectiveness.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, and Part II, Item 1A, Risk Factors of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, except as supplemented and updated below:
Risks Related to Our Business, Operations and Strategy
The loss of key members of our management team, or our failure to attract and retain other highly qualified personnel in the future could harm our business.
In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical and sales positions. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to our success, and competition for experienced and well qualified executives and employees can be intense. In 2020 and 2021, we experienced significant leadership changes and currently have several interim roles in senior management, including our Interim Chief Executive Officer, Interim Chief Financial Officer (as of November 5, 2021) and Interim Chief Accounting Officer. In addition, we may experience additional changes in key roles in the future. We need to identify and hire individuals for these permanent roles, and while we have searches ongoing, there are no assurances we will be able to fill these roles quickly. Executive leadership transitions can be time consuming, difficult to manage and could cause disruption to our business. Further, disruption in our business due to COVID-19 may make it more difficult to attract and retain talent. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. We currently utilize restricted stock units and performance share units as our forms of share-based incentive compensation. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened. The failure to successfully hire and retain executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.
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
These and other potential impacts of COVID-19 have and are expected to continue to adversely affect our business, financial condition and results of operations. The ultimate extent of the impact of COVID-19 (or any epidemic, pandemic or other health crisis) will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, emerging virus variants and the actions taken to contain COVID-19 and address its impact. Further, we may continue to experience different or more prolonged impacts in certain locations where we operate, particularly in our International segment where restrictions have been more prolonged and stricter than in North America, and locations where surges in virus cases continue to occur and the vaccination rollout has been slower. We also have been, and may continue to be, impacted by pandemic-related supply chain issues, staffing shortages, excess demand and other transient issues that affect our merchants and will continue to evolve during the pandemic recovery period.
The potential effects of COVID-19 also could intensify or otherwise affect many of our other risk factors that are included in our Annual Report and this Quarterly Report, including, but not limited to, risks related to the execution of our strategy, customer and merchant acquisition and retention, macroeconomic factors beyond our control, risks of doing business outside of the United States, including risks relating to the staffing and effectiveness of our centralized shared service centers, and risks related to our indebtedness. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our Annual Report and this Quarterly Report are uncertain.
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
Email continues to be a significant source of organic traffic for us. If email providers or Internet service providers implement new or more restrictive email or content delivery or accessibility policies, including with respect to net neutrality, it may become more difficult to deliver emails to our customers or for customers to access our site and services. For example, certain email providers, including Google, categorize our emails as "promotional," and these emails are directed to an alternate, and less readily accessible, section of a customer's inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to customers in a manner compatible with email providers’ email handling or authentication technologies, our ability to contact customers through email could be significantly restricted. In addition, if we are placed on "spam" lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed. In addition, Apple released iOS 15, which updated its privacy practices and policies, limiting the ability of email senders to track recipients' email activity. Such actions, and similar actions in the future, could adversely impact our email open rates, our ability to drive traffic to our marketplace and the effectiveness and efficiency of our email marketing, any of which could have a negative impact on our business and results of operations.
We also rely heavily on Internet search engines to generate traffic to our websites, principally through search engine marketing ("SEM") and SEO. The number of consumers we attract from search engines to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control and may change at any time. Search engines frequently update and change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major Internet search engine changes its algorithms in a manner that negatively affects the search engine ranking it could create additional traffic headwinds for us and negatively affect our results of operations.
Furthermore, web browser providers have implemented and may continue to implement changes in their browsers. For example, Google has indicated it intends to further restrict the use of third-party cookies in its Chrome browser, consistent with similar actions taken by the owners of other browsers. Such actions may adversely impact our ability to successfully drive traffic to our marketplace.
We also rely on mobile marketplace operators (i.e., app store operators) to drive downloads of our mobile application. If any mobile marketplace operator determines that our mobile application is non-compliant with its vendor policies, the operator may revoke our rights to distribute through its marketplace or refuse to permit a mobile application update at any time. These operators may also change their mobile application marketplaces or mobile operating systems in a way that negatively affects the prominence of, effectiveness of, or ease with which users can access, our mobile application. For example, Apple recently made changes to iOS 14.5 and its App Tracking Transparency policy, which now requires apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Such actions, and similar actions in the future, could adversely impact our ability to drive traffic to our mobile application and marketplace, the ability of customers to access our offerings through mobile devices and the effectiveness and efficiency of our marketing, any of which could have a negative impact on our business and results of operations.
Email, Internet service and web browser providers, as well as Internet search engines and mobile marketplace operators continue to remain focused on concerns surrounding user and data privacy and protection. Any of these parties may take additional action in the future to respond to such concerns, which could have a negative impact on our business and results of operations.
Risks Related to Our Capital Structure
Our access to capital and ability to raise capital in the future may be limited, which could prevent us from growing, and our existing credit agreement could restrict our business activities.
We may need additional capital in the future and to seek additional financing or covenant relief. Any such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We have outstanding $230.0 million in aggregate principal amount of 1.125% convertible senior notes (the "2026 Notes"), due March 2026. In addition, we are party to a $225.0 million amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, dated as of May 14, 2019, as amended (the "Amended Credit Agreement"), which matures in May 2024.
The Amended Credit Agreement contains financial and other covenants that may restrict our business activities or our ability to execute our strategic objectives. Due to the impact of COVID-19 on our business, we entered into amendments to the Amended Credit Agreement to provide, among other things, covenant relief through the fourth quarter of 2021. We voluntarily elected to early terminate this covenant relief period as of the third quarter of 2021 and are subject to the ordinary course covenants under the Amended Credit Agreement beginning in the third quarter of 2021. In the future, these covenants could restrict our ability to access the full capacity of our credit facility or require us to repay amounts borrowed. In addition, if we are not able to comply with these covenants, we may need to seek additional covenant relief in the future, which may be impacted by the duration and volatility of the recovery of our business from the ongoing COVID-19 pandemic. Failure to comply with the covenants contained in our Amended Credit Agreement (if not waived or further amended) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Amended Credit Agreement. Further, acceleration of indebtedness under the Amended Credit Agreement could result in an event of default under the indenture (the "Indenture") governing our 2026 Notes. Any termination of our ability to borrow or event of default under our Amended Credit Agreement would have a material adverse impact on our liquidity.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2021, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of September 30, 2021, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so. See Item 1, Note 7, Stockholders' Equity and Compensation Arrangements, for additional information regarding our share repurchase program.
The following table provides information about purchases of shares of our common stock during the three months ended September 30, 2021 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2021	18,727	$36.26	—	—
August 1-31, 2021	9,429	24.92	—	—
September 1-30, 2021	2,664	22.52	—	—
Total	30,820	$31.60	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
None.

Exhibit Number	Description
10.1	Offer letter, dated October 12, 2021 (incorporated by reference to the Company's Current Report on Form 8-K filed on October 13, 2021)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
_____________________________________
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November 2021.

GROUPON, INC.
By:	/s/ Melissa Thomas
	Name:	Melissa Thomas
	Title:	Chief Financial Officer