Form 10-K
period 2021-12-31
Groupon, Inc.
filed 2022-02-28
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Yes ☐             No  ☒

As of June 30, 2021, the aggregate market value of shares held by non-affiliates of the registrant was $1,070,366,748 based on the number of shares of common stock held by non-affiliates as of June 30, 2021 and based on the last reported sale price of the registrant's common stock on June 30, 2021.

As of February 23, 2022, there were 29,857,779 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

______________________________________________________

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, effects of the ongoing COVID-19 pandemic or other pandemics or disease outbreaks on our business; our ability to execute, and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments in the jurisdictions in which we operate; global economic uncertainty; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive team and other qualified personnel; customer and merchant fraud; payment-related risks; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax legislation; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our convertible senior notes; our common stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our convertible senior notes; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. BUSINESS
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites, primarily localized groupon.com sites in many countries. We operate in two segments, North America and International, and in three categories, Local, Goods and Travel. See Item 1, Note 19, Segment Information, for additional information.
Currently, we generate service and product revenue from the following business operations.
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
Product Revenue from Goods Category: We generate product revenue from sales of our first-party Goods merchandise inventory. For product revenue transactions, we are the primary party responsible for providing the merchandise to the customer, we have inventory risk and we have discretion in establishing prices. As such, product revenue is reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, is recognized when the merchandise is delivered to the customer. We fully transitioned to a third-party marketplace in North America in 2020 and in International in the fourth quarter of 2021. In a third-party marketplace model, our merchants generally assume inventory and refund risk; therefore, we expect our Goods category to primarily generate revenue on a net basis within service revenue in future periods.
Our Strategy
Our mission is to be the destination for experiences where consumers discover fun things to do and local businesses thrive. In 2021, our strategic priorities were to expand our Local inventory and modernize our marketplace by improving the merchant and customer experiences.
We are focused on reducing marketplace friction by making it easier for our customers to find, buy, and redeem a Groupon. To do this, we are exploring and launching new initiatives that we believe will improve engagement, conversion and customer purchase frequency over time. For merchants, we are continuing to focus on being a better partner by offering self-service options, advertising products and booking capabilities.
Our Categories
Local. Our Local category includes experiences from local and national merchants, and other revenue sources that are primarily generated through our relationships with local and national merchants, including advertising revenue. Our local inventory comprises multiple subcategories of experiences, including: things to do; beauty and wellness; and dining. In addition to local and national offerings, we give consumers the ability to access digital coupons from thousands of retailers through our coupons offerings.
Goods. In our Goods category, we earn product revenue from transactions in which we sell merchandise inventory directly to customers, as well as service revenue from transactions in which third-party merchants sell products to customers through our marketplaces. Our transition to a third-party Goods marketplace was completed in the fourth quarter of 2021 and, going forward, we will primarily recognize Goods transaction revenue on a net basis within service revenue. Our Goods category currently includes merchandise across multiple product lines, such as electronics, sporting goods, jewelry, toys, household items and apparel.
Travel. Through our Travel category, we feature travel experiences at both discounted and market rates, including hotels, airfare and package deals covering both domestic and international travel. For many of our travel experiences, the customer must contact the merchant directly to make a travel reservation after purchasing a travel voucher from us. However, for some of our hotel offerings, customers make room reservations directly through our websites and mobile applications.

Traffic Channels and Platforms
Our customers access our online local commerce marketplaces through our mobile applications and our websites. Our applications and mobile websites enable consumers to browse, purchase, manage and redeem deals on their mobile devices. For the year ended December 31, 2021, over 75% of our global transactions were completed on mobile devices.
We use a variety of marketing channels to direct customers to the offerings available through these marketplaces, as described in the Marketing section below.
Marketing
We primarily use marketing to acquire and retain customers and promote awareness of our marketplaces and brand.
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
Email and mobile messaging. We communicate offerings through email and by push notifications to our customers based on their locations and personal preferences. A customer who interacts with an email or push notification is directed to our website or mobile application to learn more about the deal and to make a purchase. Additionally, we plan to introduce short message service ("SMS") notifications in 2022.
Affiliate channels. We have an affiliate program that uses third parties to promote our offerings online. Affiliates earn commissions when customers access our offerings through links on their websites and make purchases on our platform. We expect to continue to leverage affiliate relationships to extend our deals to a broader base of potential customers.
Social and display. We promote and publish our content and offerings through various social networks and adapt our notifications to the particular format of each of these social networking platforms. Our websites and mobile applications enable consumers to share our offerings with their personal social networks. We also promote our offerings via display advertising across various content publishers.
Television and other offline. At times, we use other offline marketing channels such as connected television and traditional television advertising, and to a lesser extent, print and radio advertising, to help build awareness of our offerings and brand.
Human Capital Management
We believe attracting and retaining global talent is key to our success. Our Chief People Officer and Global Head of Diversity, Equity & Inclusion, together with our Chief Executive Officer and Chief Administrative Officer, are responsible for developing and executing our human capital strategy, with oversight from the Company's Board of Directors (the "Board") and relevant Board committees. This includes the recruitment, development and retention of talent to support our operations and execute our strategy and the design of our employee compensation and benefit programs.
As of December 31, 2021, we had employees consisting of the following:

	Sales	Corporate, Operational and Customer Support	Total Employees
North America	529	765	1,294
International	550	1,831	2,381
Total	1,079	2,596	3,675

Our sales force consists of merchant sales representatives and sales support staff who acquire and build merchant relationships and provide ongoing consultative expertise. Other key operational functions include engineering, product, marketing and editorial.
Within our human capital strategy, there are five core pillars: Diversity, Equity & Inclusion, Workplace Culture & Values, Compensation & Benefits, Social Responsibility and Emerging Employee Needs.
Diversity, Equity and Inclusion. Diversity, equity and inclusion ("DEI") is integrated into our business and we are building a resilient, engaged and energized team of collaborative people from all over the world who celebrate diversity. We consider it vital to attract, develop and retain employees from underrepresented groups and build a global team that reflects the diversity of the merchants and customers we serve and the communities in which we live and work. We believe that a global team of employees with diverse experiences, backgrounds, skills and perspectives will allow us to take a more innovative approach to problem solving and lead to better outcomes and higher productivity. Our company-wide DEI program includes a range of initiatives and programs that have the overarching goal of making our employees, merchants and customers feel seen and valued. In 2021, we completed the following:
•Implemented an analytics-based approach to provide data-driven insights and increase visibility as we aim to improve workforce diversity, identify inequities and reduce turnover;
•Re-launched and expanded our Employee Resource Groups;
•Enabled diverse merchant self-identification;
•Expanded DEI programming;
•Created and offered an inclusive leadership training program for employees; and
•Recognized, celebrated and supported multiple merchant-facing campaigns and employee-facing celebrations including Asian American Pacific Islander Month, Pride Month, Juneteenth, National Black Business Month, National Hispanic Heritage Awareness Month, Global Diversity Awareness Month and Women’s Small Business Month.
As we look forward to 2022 and beyond, we plan to continue to build upon our existing initiatives to enable a thriving culture through a diverse workforce at a local level. Our global DEI vision and strategy are tied to the same operational goals as the rest of our organization, which help us design, lead and execute on a data-driven strategy, which we believe will ultimately lead to better business outcomes. We are making efforts to improve the representation and harness the diversity of our workforce - in particular, we are focused on increasing the number of women and people of color in leadership roles. Moving forward we plan to focus on the following:
•Collecting and measuring the right data to enable us to improve workforce diversity, identify inequities and reduce turnover;
•Increasing representation of underrepresented groups through the following:
◦Establishing more programs focused on the hiring and retention of members of underrepresented populations;
◦Sourcing and identifying a diverse range of applicants for all of the positions that we advertise, especially at Director and above levels, to specifically target our representation opportunities at more senior levels;
◦Building relationships with Historically Black Colleges and Universities and other organizations that serve underrepresented communities and populations to increase our pipeline of diverse candidates;
•Providing programming and tools that help our employees incorporate DEI strategies and goals into their annual performance goals;
•Offering workshops and other forums to allow our employees to become more culturally competent; and
•Creating new programming to build and champion our diverse merchant base.
Workplace Culture and Values. To ensure we are supporting a thriving and vibrant culture, we conduct frequent Pulse Engagement Surveys throughout the year to help understand our employees’ needs and concerns and uncover insights that will allow us to positively impact our employee experience. This survey covers a wide range of topics including leadership; culture; corporate strategy; DEI and manager support. In 2021, we had strong employee engagement scores.
Each of our employees play an important role in ensuring that we maintain a high level of business ethics, safety and integrity. To facilitate this, all employees complete our mandatory ethics training module annually. Additionally, we have established an internal process called Groupon Ethics Reporting Service, which is communicated to employees during the annual ethics training and can be used to bring to management’s attention a wide range of concerns, including violations of our policies.
To support talent development, we offer a variety of training and development programs supporting our ethics, workplace culture and managers. For example, we require our employees to complete unconscious bias training and Code of Conduct training. In addition, all managers must complete Respect In the Workplace Training. We also offer various other training programs to employees, such as, Change & Resilience, Managing Through Change, FS90 (a course that reinforces leader habits and manager expectations for new managers) and Authentic Allyship Workshops. Additionally, in 2022 we are launching a customized Director Development Program to support leaders with the tools they need to succeed. We also encourage internal referrals and postings for open roles.
Compensation and Benefits. To attract and retain qualified employees, we offer competitive compensation and comprehensive benefits, which are designed to attract, reward, and engage top talent and include standard health, dental, vision, life and disability insurance benefits as well as a 401(k) plan with company matching for our U.S. employees. In addition, Groupon is focused on the health and well-being of employees, and we have significantly expanded our wellness programming to combat burnout and support the overall health of our employees. Our wellness program includes access to mental health support and services, Global Wellness Week, which is an entire week dedicated to personal wellness programming aimed at boosting all of our physical, nutritional and mental well-being, as well as digital detox days.
Social Responsibility. Social responsibility is important to us, and we empower our employees to take part in making the communities in which we operate better places to work and live. We believe thriving local communities are good for everyone. Further, our efforts in this area support the success of our core Local business. We provide numerous opportunities for our employees to volunteer with causes they care about throughout the year and support communities through investment in local and national nonprofits focused on global issues like economic opportunity and hunger relief. In 2021, we supported more than 4,000 small businesses and entrepreneurs globally through social responsibility programming and initiatives and more than 30% of our workforce engaged in community activities through the Groupon Volunteers program.
Emerging Employee Needs: Since early 2020, our business has been significantly impacted by COVID-19. In response to the pandemic, we implemented changes in our workforce and how we work in response to the pandemic. For example, in response to employee needs and the evolving nature of work, we developed a more flexible, hybrid working approach designed to optimize collaboration across our global employee base and maintain the accountability and productivity of our performance culture. We anticipate the return of employees to the workplace in 2022 utilizing our hybrid working design, and our global Human Resources team will continue to support the efforts for a smooth return to a safe working environment with the health and safety of our employees being a primary consideration. Additionally, in response to challenges created by the COVID-19 pandemic, we developed and launched a program on Building Resilience through Psychological Flexibility, which is available to all employees.
Our goal is to nurture a performance driven culture - one that will be led by our values and focused on agility, results and accountability. We believe that this culture is foundational to our ability to drive our organization toward our long-term vision of being the destination for Local experiences. We intend to continue to focus on driving measurable results that will "show up" in our ability to attract and retain talent and build a resilient workforce well positioned to help us reach our long-term goals.
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
We compete with other marketplaces, and some of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources. In addition, we compete with companies who address only specific verticals in the local experiences market, and in our Goods and Travel categories, companies who have greater scale and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer trends. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than we do.
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
Seasonality
Historically, we experienced seasonal buying patterns mirroring that of the larger consumer retail and e-commerce markets, where demand increases during the fourth quarter holiday season. That seasonal pattern has been less pronounced lately due to the de-emphasis on our Goods category and the impacts of COVID-19.
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
We are subject to a variety of U.S. federal, state and international laws and regulations governing consumer data. The General Data Protection Regulation ("GDPR"), which was adopted by the European Union and became effective in May 2018, the California Consumer Privacy Act (“CCPA”) which became effective January 1, 2020, and the California Privacy Rights Act (the "CPRA"), which expands on the CCPA and will go into effect in 2023, require companies to satisfy specific requirements regarding the handling of personal and sensitive data, including its collection, use, protection and the ability of persons whose data is stored to, among other things, access and/or delete such data about themselves. The Virginia Consumer Data Protection Act (the "CDPA") and the Colorado Privacy Act (the "CPA"), which will also go into effect in 2023 provide new data privacy rights to their respective residents. Our ongoing efforts to comply with these laws and regulations and other relevant privacy and data protection laws and regulations, have required updates to certain business practices and systems. Non-compliance with any privacy and data protection laws and regulations could result in significant monetary fines. For instance, non-compliance with the GDPR could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenue. We continue to monitor developments in laws and regulations relating to privacy and consumer data, and we expect these evolving laws and regulations will continue to impact our business in the future.
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
Companies in the Internet, technology and other industries as well as non-practicing entities may own large numbers of patents, copyrights and trademarks or other intellectual property rights and may request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We are currently subject to, and expect to face in the future, lawsuits and allegations that we have infringed the intellectual property rights of third parties. As our business evolves, we may face more claims of infringement, and may experience an adverse result which could impact our business and/or our operating results.
We have received in the past, and we anticipate we will receive in the future, communications alleging that items offered or sold through our website infringe third-party copyrights, trademarks, patents and trade names or other intellectual property rights or that we have otherwise infringed third parties’ past, current or future intellectual property rights. We may be unable to prevent third parties from offering and selling unlawful or infringing goods or goods of disputed authenticity, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by third parties through our website. We may implement measures in an effort to protect against these potential liabilities that could require us to spend substantial resources and/or to reduce revenue by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful or infringing goods or goods of disputed authenticity or other infringement related claims could harm our business.

Information About Our Executive Officers
The following table sets forth information about our executive officers:

Name	Age	Position

Kedar Deshpande	43	Chief Executive Officer
Damien Schmitz	44	Interim Chief Financial Officer
Dane Drobny	54	Chief Administrative Officer, General Counsel and Corporate Secretary
Kedar Deshpande was appointed as our Chief Executive Officer in December 2021. He previously served as the Chief Executive Officer of Zappos.com (“Zappos”) and in various positions at Zappos from March 2011 to August 2020, including as Zappos’ Chief Operating Officer from 2019 to 2020 and senior leadership roles in technology and marketing, as well as project management roles. Prior to that, he was a software engineer at General Electric.
Damien Schmitz was appointed as our Interim Chief Financial Officer in November 2021. He previously served as our Senior Vice President, Finance since October 2021, and Vice President, Finance since January 2019. Prior to that he served as Vice President, Finance and Chief Financial Officer, International from January 2018 to January 2019 and in various finance leadership roles at the Company since October 2012, including Senior Director, Global FP&A from September 2016 to December 2017. Prior to joining the company, Mr. Schmitz held consulting roles with Price Waterhouse Coopers LLP and 3M Company.
Dane Drobny has served as our General Counsel and Corporate Secretary since July 2014 and our Chief Administrative Officer since April 2020. Prior to joining Groupon, Mr. Drobny was Senior Vice President, General Counsel and Corporate Secretary at Sears Holdings Corporation (NASDAQ: SHLD) from May 2010 to June 2014. Prior to joining Sears Holdings, he spent 17 years at the international law firm of Winston & Strawn LLP, most recently as a partner.
Available Information
We electronically file reports with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through our website (www.groupon.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests them. Our Code of Conduct, Corporate Governance Guidelines and committee charters are also posted on the site. We use our Investor Relations website (investor.groupon.com) and our press site (www.groupon.com/press) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Information contained on our website and press site is not a part of this Annual Report on Form 10-K.

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
Risks Related to Our Business, Operations and Strategy
•COVID-19 pandemic has, and is expected to continue to, materially affect our business, financial condition and results of operations, and any future outbreaks of new COVID-19 variants, other contagious diseases and other adverse public health developments could materially affect our business.
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
Risks Related to Technology and Cybersecurity
•We rely on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace.
•We may be subject to breaches of our information technology systems, which could harm our relationships with our customers, merchants, employees and third-party business partners, subject us to negative publicity and litigation, and cause substantial harm to our business or brand.
•Our business depends on our ability to maintain and improve the technology infrastructure necessary to send our emails and operate our websites, mobile applications and transaction processing systems, and any significant disruption in service on our email network infrastructure, websites, mobile applications or transaction processing systems could result in a loss of customers or merchants.
•As we increase our reliance on cloud-based applications and platforms to operate and deliver our products and services, any disruption or interference with these platforms could adversely affect our financial condition and results of operations.

Risks Related to Transactions and Investments
•Acquisitions, dispositions, joint ventures and strategic investments could result in operating difficulties, dilution and other consequences.
•We do not have the ability to exert control over our minority investments, and therefore we are dependent on others in order to realize their potential benefits.
Risks Related to Our Brand and Intellectual Property
•We allow third parties to sell products via our site, which increases our risk of litigation and other losses.
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
•Failure to comply with existing, expanding or newly enacted U.S. federal, state and international privacy laws and regulations, could adversely affect our business.
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
•We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes in cash, to repurchase the 2026 Notes upon a fundamental change or to repay the 2026 Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our current and future debt may contain limitations on our ability to pay cash upon conversions of the 2026 Notes or at their maturity or to repurchase the 2026 Notes.
•The terms of the 2026 Notes could delay or prevent an attempt to take over our Company.
•The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.
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
•The capped call transactions may affect the value of our 2026 Notes common stock.
•We are subject to counterparty risk with respect to the capped call transactions.

Risks Related to Our Business, Operations and Strategy
COVID-19 pandemic has, and is expected to continue to, materially affect our business, financial condition and results of operations, and any future outbreaks of new COVID-19 variants, other contagious diseases and other adverse public health developments could materially affect our business.
The ongoing COVID-19 pandemic has had a material impact on our business and results of operations. COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement and gathering of people in the United States and abroad. Our business has been adversely affected in jurisdictions that have imposed closures of our merchants or imposed other restrictions on operations of our merchants and activities of consumers, and the continued implementation of such measures may further adversely affect our business. Even where such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business. Further, the timing of continued global vaccination distribution and administration, vaccination rates and the long-term effectiveness of any vaccines against COVID-19 and any variants is not certain. As the pandemic has evolved, new variants of COVID-19 have continued to emerge that have proven to be highly transmissible, spreading throughout the United States and abroad causing increased uncertainty. The outbreak and the preventive or protective actions that governments or our merchants and consumers have taken and may take in the future in response to COVID-19 has resulted, and may continue to result, in periods of business disruption, reduced sales and increased refunds. Further, any future outbreaks of new COVID-19 variants, other contagious diseases and other adverse public health developments could materially affect our business. Such risks could also adversely affect consumers’ financial condition, resulting in reduced spending on our offerings and increased refunds. COVID-19 and the related restrictions may also adversely affect our ability to implement our strategy to focus on growing our local marketplace.
The impact of COVID-19 as well as our cost-saving actions, remote working environment, and other actions we have taken to attempt to address and mitigate the effects of COVID-19 on our business may lead to disruptions in our business or workforce, inability to grow and evolve our brand, reduced employee morale, engagement and productivity, increased attrition, problems retaining existing and recruiting future employees, limited resources to complete projects efficiently or on anticipated timelines, and increased workload for employees all of which could negatively impact our business, results of operations, financial condition and such disruptions could create risks to the effectiveness of our internal controls. Such disruption also could negatively impact our ability to realize the full benefits of our strategy.
These and other potential impacts of COVID-19 have and are expected to continue to adversely affect our business, financial condition and results of operations. The ultimate extent of the impact of COVID-19 (or any epidemic, pandemic or other health crisis) will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, emerging virus variants and the effectiveness of actions taken to contain COVID-19 and address its impact. Further, we may continue to experience different or more prolonged impacts in certain locations where we operate, particularly in our International segment where restrictions have been more prolonged and stricter than in North America, and locations where surges in virus cases continue to occur or vaccination rates are low. We also have been, and may continue to be, impacted by pandemic-related supply chain issues, staffing shortages, excess demand, cost inflation and other transient issues that affect our merchants and will continue to evolve during the pandemic recovery period.
The potential effects of COVID-19 also could intensify or otherwise affect many of our other risk factors that are described in this Annual Report, including, but not limited to, risks related to the execution of our strategy, customer and merchant acquisition and retention, macroeconomic factors beyond our control, risks of doing business outside of the United States, including risks relating to the staffing and effectiveness of our centralized shared service centers, and risks related to our indebtedness. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in this Annual Report are uncertain.

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
There are no assurances that our actions will be successful in building out a local experiences marketplace and returning the Company to growth. Our efforts to execute our strategy may prove more difficult than we currently anticipate. Further, we may not succeed in realizing the benefits of these efforts on our anticipated timeline or at all. In addition, as we implement our strategy, COVID-19 related volatility and its impact on our merchants and customers may make it more difficult to effectively execute our strategy, including to quickly test, learn and scale initiatives relating to expanding inventory or improving the merchant and customer experiences. Further, the data we obtain during the period impacted by COVID-19 may not ultimately be indicative of merchant and customer preferences or behavior in the future. Even if fully implemented, our strategy may not result in a return to growth or the other anticipated benefits to our business, financial condition and results of operations. If we are unable to effectively execute our strategy and realize its anticipated benefits, it could negatively impact our business, financial condition and results of operations.
Our operating results may vary significantly from quarter to quarter.
Our operating results may vary significantly from quarter to quarter due to the rapidly evolving nature of our business and other reasons, including seasonality. We believe that our ability to achieve and maintain revenue growth and profitability will depend, among other factors, on our ability to:
•recover from and respond to the impact of COVID-19;
•respond to macroeconomic challenges, including current or future inflation and the ability to optimize our supply to take into account consumer preferences at a particular point in time;
•acquire new customers, retain existing customers and increase customer purchase frequency;
•attract and retain high-quality merchants;
•retain and attract key employees, including attracting and retaining talent with an appropriate level of skill and experience, including product and technology expertise, GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting;
•effectively address and respond to challenges in international markets;
•increase the variety, quality, density and relevance of supply, including through third party business partners and technology integrations;
•deliver a marketplace experience on our website and mobile applications that meets the needs of our customers and merchants;
•increase booking capabilities;
•increase the awareness of, and evolve, our brand to a local experiences marketplace;
•maintain cost discipline to continue to benefit from our SG&A leverage;
•performance of our Goods category following transition to a third party marketplace model;
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
•our ability to successfully respond to macroeconomic challenges, including the impact of COVID-19, current or future inflation and the ability to optimize our supply to take into account consumer preferences at a particular point in time;
•political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, labor unrest, violence and outbreaks of war and pandemics or other disease outbreaks);
•currency exchange rate fluctuations;
•strong local competitors, who may better understand the local market and/or have greater resources in the local market;
•different regulatory or other legal requirements (including potential fines and penalties that may be imposed for failure to comply with those requirements), such as regulation of gift cards and coupon terms, Internet services, professional selling, distance selling, bulk emailing, privacy and data protection (including GDPR), cybersecurity, business licenses and certifications, taxation (including the European Union's voucher directive, digital service tax and similar regulations and any audits), consumer protection laws including those restricting the types of services we may offer (e.g., medical-related services), banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, cause unanticipated compliance expenses or limit our ability to enforce contractual obligations;
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
•the local legal restrictions relating to employment and staffing;
•difficulty in staffing, including attracting and retaining talent with an appropriate level of skill and experience, including product and technology expertise, GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting, developing and managing foreign operations, including through centralized shared service centers, as a result of distance, language barriers and cultural differences;
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
We must continue to attract and retain high quality merchants in order to increase profitability and grow our marketplace. A key priority of our strategy is to increase inventory on our marketplace, which depends on our ability to attract and retain merchants and increase volume and breadth of supply. We are also focused on improving the merchant experience on our platform, including improving tools available to merchants to help grow their businesses. Further, COVID-19 has negatively impacted many of our merchants, including through staffing shortages and supply chain issues, and the ultimate effect on their businesses and post-COVID recovery is uncertain. We may not be able to retain or re-acquire these merchants in the future. In addition, our Goods category utilizes a third-party marketplace model, and we may not be able to maintain vendor relationships on favorable payment terms, margins or at all. If we are not able to effectively attract and retain merchants, third party partners or vendors, it could adversely affect our business and results of operations.
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
We must continue to retain and acquire customers who make purchases on our platform in order to increase profitability and grow our marketplace. COVID-19 has negatively impacted our ability to attract and retain customers, and the timing of recovery and the pandemic's impact on long-term customer behavior is uncertain. Although we intend to focus on re-engaging and acquiring new customers as our business recovers from COVID-19, our efforts may not be successful. Further, as our customer base evolves, the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the loss of existing customers and the costs associated with acquiring and retaining customers and to maintain or increase our customers’ purchase frequency. If customers do not perceive our offerings to be attractive or if we fail to introduce new and more relevant deals or increase awareness and understanding of the offerings on our marketplace platform, we may not be able to retain or acquire customers at levels necessary to grow our business and profitability. In addition, changes to search engine algorithms or similar actions are not within our control and could adversely affect traffic to our websites and mobile applications. If we are unable to re-engage and acquire new customers in numbers sufficient to grow our business and offset the number of customers that have ceased to make purchases, or if new customers do not make purchases at expected levels, our revenue may decrease and our operating results may be adversely affected.

We operate in a highly competitive industry with relatively low barriers to entry and must compete successfully in order to grow our business.
Competition in our industry may increase in future periods. We compete against e-commerce sites that attempt to replicate our business model, companies that offer other types of advertising and promotional services to local businesses and companies who address only specific verticals in the local experiences market. In addition to such competitors, we may experience increased competition from other large businesses who offer deals similar to ours as an add-on to their core business. We also compete with other companies that offer digital coupons through their websites or mobile applications. Further, we compete against other e-commerce companies that serve niche markets and interests, including within the local experiences market. In our Travel and Goods categories, we compete against much larger companies who have more resources and significantly greater scale. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.
We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:
•the continued impact of COVID-19 on our business and our ability to recover from such impact;
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
Some of our competitors have longer operating histories, greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. Further, COVID-19 may not have had or in the future have a comparable impact on these competitors' businesses. In addition, our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer and/or merchant bases or generate revenue from their customer bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could attract customers away from our websites and mobile applications, reduce our market share and adversely impact our gross profit. In addition, we are dependent on some of our existing or potential competitors for display advertisements and other marketing initiatives to acquire new customers. Our ability to utilize their platforms to acquire new customers may be adversely affected if they choose to compete more directly with us or prevent us from using their services.

Our success is dependent upon our ability to provide a superior mobile experience for our customers and our customers' continued ability to access our offerings through mobile devices.
In the year ended December 31, 2021, over 75% of our global transactions were completed on mobile devices. While the focus on mobile is key to our long-term strategy, currently average purchase prices and conversion rates on mobile tend to be significantly lower than desktop. In order to continue to grow our mobile transactions and improve mobile conversion rates, it is critical that our applications are compatible with a range of mobile technologies, systems, networks and standards and that we provide a good, modern customer experience. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices, we are not successful in increasing mobile conversion rates or if we fail to develop applications and product enhancements with adequate functionality and a positive customer experience on a wide range of mobile devices. In addition, the success of our mobile application depends on our continued ability to distribute it through mobile application marketplaces (e.g., an app store).
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
We primarily use redemption payment terms with our merchants globally, and we are required under the applicable revenue recognition standard to estimate variable consideration from unredeemed vouchers. As a result, a significant percentage of our transactions require us to use projections in order to estimate revenue and liabilities associated with unredeemed vouchers. If the estimates that we use in projecting the likelihood of vouchers being redeemed prove to be inaccurate, our liabilities with respect to unredeemed vouchers may be materially different than the amounts shown in our financial statements, and our revenue and net income could be materially affected.
The loss of key members of our management team, or our failure to attract and retain other highly qualified personnel in the future could harm our business.
In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, accounting and sales positions. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to our success, and competition can be intense for experienced and well qualified executives and employees, particularly in recent periods. In 2020 and 2021, we experienced significant leadership changes, including the appointment of a new Chief Executive Officer in December 2021. In addition, we currently have multiple interim roles in senior management, including our Interim Chief Financial Officer and Interim Chief Accounting Officer. We need to identify and hire individuals for these permanent roles, and there are no assurances we will be able to fill these roles quickly. Furthermore, we may experience additional changes in key roles in the future. Executive leadership transitions can be time consuming, difficult to manage and could cause disruption to our business. Further, continued disruption in our business due to COVID-19 may make it more difficult to attract and retain talent. In order to attract and retain key executives and employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. We typically utilize restricted stock units and performance share units as our forms of share-based incentive compensation. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate key executives and employees could be weakened. The failure to successfully hire and retain key executives and employees or the loss of any key executives and employees could have a significant impact on our operations, including declining product identity and competitive differentiation, eroding employee morale and productivity or an inability to maintain internal controls, regulatory or other compliance related requirements.

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
Although we have not incurred material losses from fraud or counterfeit vouchers or digital codes in the past, we could incur material losses from such activities in future periods. Additionally, we may incur losses from claims that the customer did not authorize a purchase, from credit card fraud, from merchant fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. We also may incur losses as a result of purchases made with fraudulent credit card information, even if the associated financial institution approved payment of the transaction. In addition to the direct costs of any such losses, if the losses are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. If we were unable to accept credit cards for payment, we would suffer substantial reductions in revenue, which would cause our business to suffer. While we have taken measures to detect and reduce the risk of fraud, these measures need continual improvement and may not be effective against new and continually evolving forms of fraud and may not timely detect fraud. If we are unable to effectively combat fraudulent transactions or if we otherwise experience increased levels of fraud or disputed credit card payments, our business could materially suffer.
We are subject to payments-related risks.
We accept payments using a variety of methods, including credit cards, debit cards and gift certificates. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. In addition, our credit card and other payment processors generally have broad discretion to impose receivable holdback or reserve requirements based on changes to our business model or material changes in our financial condition, and could do so in the future. Any material increase in receivable holdback or reserve requirements could have a material impact on our cash flow and available liquidity. In the event our strategy is unsuccessful or our business deteriorates significantly due to COVID-19 or other factors, these payment processors could increase holdback amounts due to concerns with our financial condition, which could adversely affect our liquidity. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business and operating results could be adversely affected.
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
Furthermore, web browser providers have implemented and may continue to implement changes in their browsers. For example, Google has indicated it intends to further restrict the use of third-party cookies in its Chrome browser, consistent with similar actions taken by the owners of other browsers. Such actions may adversely impact our ability to successfully drive traffic to our marketplace and limit the effectiveness and efficiency of our marketing.
We also rely on mobile marketplace operators (i.e., app store operators) to drive downloads of our mobile application. If any mobile marketplace operator determines that our mobile application is non-compliant with its vendor policies, the operator may revoke our rights to distribute through its marketplace or refuse to permit a mobile application update at any time. These operators may also change their mobile application marketplaces or mobile operating systems in a way that negatively affects the prominence of, effectiveness of, or ease with which users can access, our mobile application. For example, Apple made changes to iOS and its App Tracking Transparency policy, which now requires apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites owned by companies other than the app’s owner. Such actions, and similar actions in the future, could adversely impact our ability to drive traffic to our mobile application and marketplace, the ability of customers to access our offerings through mobile devices and the effectiveness and efficiency of our marketing, any of which could have a negative impact on our business and results of operations.
Email, Internet service and web browser providers, as well as Internet search engines and mobile marketplace operators continue to remain focused on concerns surrounding user and data privacy and protection. Any of these parties may take additional action in the future to respond to such concerns, which could have a negative impact on our business and results of operations.

We may be subject to breaches of our information technology systems, which could harm our relationships with our customers, merchants, employees and third-party business partners, subject us to negative publicity and litigation, and cause substantial harm to our business or brand.
In operating a global online business, we and our third-party service providers maintain significant proprietary information and manage large amounts of personal data and confidential information about our employees, customers and merchants. We and such service providers are at constant risk of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, ransomware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources). These types of incidents continue to be prevalent and pervasive across industries, including in our industry, and such attacks on our systems have occurred in the past and are expected to occur in the future. In addition, we expect the amount and sophistication of the perpetrators of these attacks to continue to expand, which could include nation-state actors. Further, we believe that we are a compelling target for such attacks as a result of the high profile of our brand and the amount and type of information we maintain relating to our customers and merchants. Any such incident could lead to interruptions, delays or website outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Further, third party service providers we utilize in our operations could be targeted by such cyber attacks, which could indirectly impact our business, by way of similar adverse consequences to a direct attack depending on the type of service.
Any failure to prevent or mitigate cybersecurity breaches or other improper access to, or disclosure of, our data or confidential information, including non-public financial information, could result in the loss or misuse of such data or information, negatively impacting customers’, merchants’, employees’ and third-party business partners' confidence in the security of our services and potentially resulting in significant customer or merchant attrition, a decline in customer purchase frequency, litigation and/or regulatory investigations, and/or damage to our brand and reputation.
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
We maintain a cybersecurity risk management program that is overseen by our Chief Information Security Officer. Our Chief Information Security Officer regularly reports to the Audit Committee on the state of our cybersecurity program and provides updates on cybersecurity matters. We also conduct an annual cybersecurity review with our Board . As part of our cybersecurity risk management program, we employ security practices to protect and maintain the systems located at our data centers and hosting providers, invest in intrusion, anomaly, and vulnerability detection tools and engage third-party security firms to test the security of our websites and systems. In addition, we regularly evaluate and assess our systems and the controls, processes and practices to protect those systems and also conduct penetration testing against our own system. The evaluations, assessments and testing identify areas of potential weakness in, and suggested improvements to, the maturity of our systems, processes, and risk management framework as well as vulnerabilities in those systems, processes, and risk management framework that could be attacked and exploited to access and acquire proprietary and confidential information, including information about our customers and merchants. There are no assurances that our cybersecurity risk mitigation program or actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the impact of any cyber intrusion or related attack. In addition, in the future we may be required to expend significant additional resources to modify or enhance our protective measures, controls and systems or to improve the maturity of our systems, processes and risk management framework, or investigate or remediate any information security vulnerabilities. These improvements, modifications and enhancements may take significant time to implement. Further, the sophistication of potential attacks or the capabilities of our systems and processes may not permit us to detect the occurrence of cyber incidents until significant data loss has occurred. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or impact these problems may have on us. Any actual breach, the perceived threat of a breach or a perceived breach, could cause our customers, merchants, employees and payment card processors to cease doing business with us or do business with us less frequently, subject us to lawsuits (including claims for damages), investigations, regulatory fines or other action or liability or damage to our brand and reputation, which would harm our business, financial condition and results of operations.
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
Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business and the performance of acquired customers, valuation of the acquired business and integration risks such as difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer, payment and accounting systems and exposure to unknown or unforeseen liabilities of acquired companies. In addition, the integration of an acquisition could divert management's time and our resources. If we pay for an acquisition or a minority investment in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock, it could be dilutive to our stockholders. Additionally, we do not have the ability to exert control over our minority investments, and therefore we are dependent on others in order to realize their potential benefits. Our current investments include non-controlling equity interests in SumUp Holdings S.a.r.l., Monster Holdings LP and Nearby Pte Ltd, as well as other less significant investments. Currently there is no public market for the securities of any such entity, and we may not have rights with respect to transactions involving any such entity. Dispositions and attempted dispositions also involve significant risks and uncertainties, such as the risk of destabilizing the applicable operations, the loss of key personnel, the terms and timing of any dispositions, the ability to obtain necessary governmental or regulatory approvals, post-disposal disputes and indemnification obligations and risks and uncertainties with respect to the separation of disposed operations, including, for example, transition services, access by purchasers to certain of our systems and tools during transition periods, the migration of data and separation of systems, data privacy matters and misuse of trademarks and intellectual property. We may be unable to successfully complete potential strategic transactions or dispositions on a timely basis or at all, or we may not realize the anticipated benefits of any of our strategic transactions or dispositions (including any transactions involving minority investments) in the time frame expected or at all.
We do not have the ability to exert control over our minority investments, and therefore we are dependent on others in order to realize their potential benefits.
We currently hold non-controlling minority investments in entities, including SumUp Holdings S.a.r.l., Monster Holdings LP and Nearby Pte Ltd, and we may make additional strategic minority investments in the future. Such minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the investments. Other investors in these entities may have business goals and interests that are not aligned with ours, or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have a material adverse impact on our reputation, business, financial condition and results of operations.
If these entities seek additional financing, such financing or other transactions may result in further dilution of our ownership stakes and such transactions have and in the future may occur at lower valuations than the investment transactions through which we acquired such interests, which could significantly decrease the fair values of our investments in those entities. Alternatively, if any such financing or other transactions occur at higher valuations in the future, we may not be able to realize the potential benefits of such higher valuation. In addition, the lack of availability of financing on commercially reasonable terms or a decline in the business performance, financial condition and competitive environment of any of our minority investments could result in lower financial results or forecasted results, which also could significantly decrease the fair values of our investments in those entities. Further, we have made an irrevocable election to account for our investments in Monster Holdings LP and Nearby Pte Ltd at fair value with changes in fair value reported in earnings. Our other equity method investments, including SumUp Holdings S.a.r.l, are accounted for at cost adjusted for observable price changes and impairments. The accounting for our investments has and may continue to cause fluctuations in our earnings from period to period, which could be significant.
Risks Related to Our Brand and Intellectual Property
We allow third parties to sell products via our site, which increases our risk of litigation and other losses.
Our Goods category is operated on a third-party marketplace model in which we allow third party merchants to sell products to our customers via our marketplace platforms. By allowing third parties to sell products on our platform, we are subject to intellectual property and other risks, including that the merchandise may be of disputed authenticity, obtained or sourced outside of the rights holder's established distribution channels or damaged, which could result in potential liability under applicable laws, regulations, agreements and orders and increase the amount of returned merchandise or customer refunds. Further, we may be found to be directly liable for actions by third party merchants who sell goods on our site. In addition, brand owners or regulators may take legal action against us. Even if we prevail, any such legal action could result in costly litigation, generate adverse publicity for us, and have a material adverse impact on our business, financial condition, results of operations, brand and reputation. Further, in any such matter, we may not be entitled to indemnification from the third-party merchant, or able to effectively enforce the merchant’s contractual indemnification obligations.
We may be subject to substantial liability claims and damage to our brand and reputation if people or property are harmed by the products or services offered through our marketplace.
Some of the products and services offered through our marketplace may expose us to liability claims relating to personal injury, death, negligence, intentional misconduct, assault, abuse or environmental or property damage. Certain merchants and third parties sell products and offer services using our marketplace that based on the type of product or service, may increase our exposure to substantial claims and litigation, especially if these merchants or third-party sellers do not have sufficient protection from such claims or ability to pay for any judgments, liens, or fines that may be assessed. Although we believe we are not liable for the goods or services that merchants or third-parties offer through our marketplace, there is no assurance that a court would rule in our favor on such issues. Further, while we maintain liability insurance, we cannot be certain our coverage will apply to the claims at issue, be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with vendors, merchants and third-party sellers do not indemnify us from certain liability and costs or we may not be able to effectively enforce our contractual indemnification rights. Claims relating to products or services offered through our marketplace also could result in significant damage to our brand and reputation regardless of whether we are ultimately liable for any such claims.
Our processes and procedures for onboarding merchants and third-party sellers also may expose us to liability claims or damage to our brand and reputation if the processes or procedures are deemed inadequate. Additionally, while we maintain multiple channels through which our customers can submit feedback or complaints about their experiences with merchants and other third-party sellers on our platform, because our customers often deal directly with the sellers, pertinent feedback may not be provided to us. Moreover, our evaluation of any customer feedback or complaints we receive is subjective based on the information, which is sometimes very limited, that our customers provide, and we may not take, or be able to take, action in response to feedback or complaints. If our systems and procedures with respect to any such feedback or complaints are determined to be inadequate or any action or inaction is found to be inadequate, including, by way of example, not discontinuing on a timely basis offers of deals with merchants or sellers that have been the subject of material complaints, we could face substantial additional liability and damage to our brand and reputation for the misconduct of such merchants or third-party sellers.

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
We are currently subject to third-party claims that we infringed upon proprietary rights or trademarks and expect to be subject to additional claims in the future. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages by us. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.
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
We are involved from time to time in litigation regarding, among other matters, patent and other intellectual property claims, consumer claims, contract disputes with merchants and vendors, employment claims, and securities law claims. Litigation, dispute resolution proceedings and investigations can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits or claims could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional information, see Item 8, Note 10, Commitments and Contingencies, to the consolidated financial statements.
The ongoing COVID-19 pandemic may also result in additional litigation including disputes with merchants, customers, vendors, and others over refunds, payments, and contract terms. We may also be the target of tort or negligence claims relating to incidents, injuries or illnesses incurred by customers visiting merchants. Although we disclaim legal liability for such claims and advise all of our customers that the merchants are solely responsible to purchasers for the care and quality of the advertised goods and services, there is no assurance that a court would rule in our favor on such issues. We also hold indemnity rights with respect to merchants in relation to any such claims, but there is no assurance that merchants will be sufficiently capitalized to cover all incurred losses.
Although we maintain insurance, we cannot be certain our coverage will apply to the claims at issue, be adequate for any liability incurred or continue to be available to us on economically reasonable terms, or at all. The cost of insurance, including directors and officer insurance, errors and omission insurance, product liability, general liability insurance and other types of policies, has increased and could increase further at any time or become more limited based on market conditions or other circumstances outside of our control. Furthermore, certain insurance coverages may not be available for specific risks faced by us. Insurance premium increases and increased risk due to lack of availability, reduced coverage or increased deductibles could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce, which could impede our growth or limit our ability to offer certain online services in the future. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, reference pricing, copyrights, distribution, communications, consumer protection, the provision of online payment services and the characteristics and quality of services. The application of existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy to the Internet is not clear as the vast majority of these laws were adopted prior to the advent of, and do not contemplate or address the unique issues raised by, the Internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor, or entirely block access to the content available on our websites, mobile applications, or marketing emails. Adverse legal or regulatory developments also could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our gross profit as anticipated.
Failure to comply with existing, expanding or newly enacted U.S. federal, state and international privacy laws and regulations could adversely affect our business.
A variety of U.S. federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various U.S. federal, state and foreign legislative and regulatory bodies continue to enact new laws regarding privacy, as well as expand the scope of existing laws. For example, GDPR requires companies to satisfy requirements regarding the handling of personal and sensitive data, including its collection, use, security and the ability of persons whose data is stored to correct or delete such data about themselves. European countries continue to expand the scope of its application of GDPR within their local legislation. The California Consumer Privacy Act (the "CCPA") similarly regulates the collection and use of consumers' data, and the California Privacy Rights Act, (the "CPRA"), which expands on the CCPA, will go into effect in 2023, includes additional protection for sensitive personal data. The Virginia Consumer Data Protection Act (the "CDPA") and the Colorado Privacy Act (the "CPA"), which will also go into effect in 2023 provide new data privacy rights to their respective residents. Complying with the GDPR, CCPA, CPRA, CDPA, CPA and similar laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. Further, despite our diligent efforts to comply with these laws and regulations, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Noncompliance could result in proceedings against us by governmental entities or others and fines. For example, fines under GDPR could be up to the greater of €20 million or 4% of annual global revenue and damage our reputation and brand. As a result of GDPR, CCPA, CPRA and similar laws and regulations, we may experience difficulty retaining or obtaining new customers due to the compliance cost, potential risk exposure and portability of customer data. We also may find it necessary to establish and maintain systems and procedures to comply with these evolving laws and regulations that involve substantial expense and distraction from other aspects of our business. Additionally, there could be uncertainty around how to comply with privacy laws, in various jurisdictions such as country or state-specific laws that may conflict with or deviate from established privacy directives, or future laws and regulations in other jurisdictions.

We have posted privacy policies concerning the collection, use and disclosure of subscriber data as well as detailed cookie policies on our websites and applications. Several Internet companies have incurred substantial penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states in the U.S. have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach resulting in a loss or likely loss of personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other U.S. federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or other third-parties or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of subscribers or merchants and adversely affect our business. U.S. federal, state and international governmental authorities also continue to evaluate the privacy implications inherent in the use of web trackers, including the use of "cookies" for tracking and behavioral advertising. For example, member states in the European Union are working to align on a draft of the “ePrivacy Regulation,” which could be implemented in 2023, that would govern data privacy and the protection of personal data in electronic communications, in particular for direct marketing purposes. The regulation of web trackers and other current online advertising practices could adversely affect our business.
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
The tax laws applicable to our domestic and international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could potentially increase our worldwide effective tax rate and harm our financial position and results of operations. In addition, there are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefits, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions and investments, changes in our deferred tax assets and liabilities and their valuation and changes in the relevant tax, accounting and other laws, regulations, administrative practices, principles and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. In addition, we consider various factors that involve significant judgment by management, including projected future earnings, in determining whether we believe deferred tax assets will be realized and whether a valuation allowance should be recorded against such deferred tax assets. Our conclusions in these matters could prove to be incorrect, resulting in a reduction to deferred tax assets and lower income. Further, developments in an audit, litigation or the relevant laws, regulations, administrative practices, principles and interpretations could have a material effect on our financial position, operating results and cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.
We also are subject to regular review and audit by both U.S. (federal, state. local) and foreign tax authorities. In particular, we currently are, and expect to continue to be, subject to numerous federal, state and international tax audits relating to income, transfer pricing, sales, VAT and other tax liabilities. Some of these pending and future audits could involve significant liabilities and/or penalties. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $118.5 million (inclusive of estimated incremental interest from the original assessment). We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. See Item 8, Note 15, Income Taxes, for additional information. Any adverse outcome of such a review or audit could have a significant negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
Currently, there are several pending U.S. legislative proposals relating to federal tax laws and it is likely that there will be further changes to U.S. federal tax law in the future. The details of any proposed changes are still unknown. While these changes could impact Groupon's worldwide effective tax rate, it is difficult to determine the extent of the impact until further details of the proposed changes are issued.
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
We may need additional capital in the future and to seek additional financing or covenant relief. Any such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We have outstanding $230.0 million in aggregate principal amount of 1.125% convertible senior notes (the "2026 Notes") due March 2026. In addition, we are party to a $225.0 million amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, dated as of May 14, 2019, as amended by the First Amendment to the Second Amended and Restated Credit Agreement, dated as of July 17, 2020 and as further amended by the Second Amendment to the Second Amended and Restated Credit Agreement, dated as of March 22, 2021 (the "Amended Credit Agreement"), which matures in May 2024.
The Amended Credit Agreement contains financial and other covenants that may restrict our business activities or our ability to execute our strategic objectives. Due to the impact of COVID-19 on our business, we entered into amendments to the Amended Credit Agreement to provide, among other things, covenant relief through the fourth quarter of 2021. We voluntarily elected to early terminate this covenant relief period as of the third quarter of 2021 and are again subject to the ordinary course covenants under the Amended Credit Agreement (beginning in the third quarter of 2021). In the future, these covenants could restrict our ability to access the full capacity of our credit facility or require us to repay amounts borrowed. In addition, if we are not able to comply with these covenants, we may need to seek additional covenant relief in the future, which may be impacted by the duration and volatility of the recovery of our business from the ongoing COVID-19 pandemic. Failure to comply with the covenants contained in our Amended Credit Agreement (if not waived or further amended) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Amended Credit Agreement. Further, acceleration of indebtedness under the Amended Credit Agreement could result in an event of default under the indenture (the "Indenture") governing our 2026 Notes. Any termination of our ability to borrow or event of default under our Amended Credit Agreement would have a material adverse impact on our liquidity.
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
We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes in cash, to repurchase the 2026 Notes upon a fundamental change or to repay the 2026 Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our current and future debt may contain limitations on our ability to pay cash upon conversions of the 2026 Notes or at their maturity or to repurchase the 2026 Notes.
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
•speculation about our business or investments in the press or the investment community;
•future sales of our common stock by our significant stockholders, officers and directors;
•announcements about any share repurchase program and purchases under the program;
•changes in our capital structure, such as any refinancing or future issuances of debt or equity securities;
•our entry into new markets or exits from existing markets;
•regulatory developments;
•strategic acquisitions, dispositions, partnerships, joint ventures, restructuring, financing or other transactions announced or consummated by us or our competitors;
•financing or other transactions announced or consummated by our minority investments;
•our ability to execute our strategy;
•our executive leadership transitions; and
•changes in accounting principles.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2021, we owned no property and leased 26 offices and data centers throughout the world. Our corporate headquarters is located in Chicago, Illinois. We believe that our properties are in good condition and meet the needs of our business, and that suitable additional or alternative space will be available as needed to accommodate our business operations.
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
Holders
As of February 23, 2022, there were 98 holders of record of our common stock. Each holder of our common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders.
Recent Sales of Unregistered Securities
During the year ended December 31, 2021, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the year ended December 31, 2021, we did not purchase any shares under the repurchase program. As of December 31, 2021, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when we might otherwise be precluded from doing so. See Item 8, Note 11, Stockholders' Equity, for information regarding our share repurchase program.
Since the inception of our share repurchase programs in August 2013 through December 31, 2021, we have repurchased 10,294,117 shares of our common stock (or Class A common stock prior to the conversion of our Class A common stock and Class B common stock to a single class of common stock on October 31, 2016) for an aggregate purchase price of $922.7 million (including fees and commissions).

The following table provides information about purchases of shares of our common stock during the three months ended December 31, 2021 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 1-31, 2021	7,509	$23.31	—	—
November 1-30, 2021	5,472	23.94	—	—
December 1-31, 2021	83,537	23.20	—	—
Total	96,518	$23.25	—	—
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
The graph set forth below compares the cumulative total return on our common stock (or Class A common stock prior to the conversion of our Class A common stock and Class B common stock to a single class of common stock on October 31, 2016) with the cumulative total return of the Nasdaq Composite Index and the Nasdaq 100 Index, resulting from an initial investment of $100 in each and assuming the reinvestment of any dividends, based on closing prices on the last trading day of each year end period for 2017, 2018, 2019, 2020, and 2021.

ITEM 6. SELECTED FINANCIAL DATA
Reserved.

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
Overview
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites. We operate in two segments, North America and International, and in three categories, Local, Goods and Travel. See Item 8, Note 19, Segment Information, for additional information.
Currently, we generate service and product revenue from the following business operations.
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
Product Revenue from Goods Category: We generate product revenue from sales of our first-party Goods merchandise inventory. For product revenue transactions, we are the primary party responsible for providing the merchandise to the customer, we have inventory risk and we have discretion in establishing prices. As such, product revenue is reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, is recognized when the merchandise is delivered to the customer. We fully transitioned to a third-party marketplace in North America in 2020 and in International in the fourth quarter of 2021. In a third-party marketplace model, our merchants generally assume inventory and refund risk; therefore, we expect our Goods category to primarily generate revenue on a net basis within service revenue in future periods.
Strategy
Our mission is to be the destination for experiences where consumers discover fun things to do and local businesses thrive. Our strategic priorities are to expand our Local inventory and modernize our marketplace by improving the merchant and customer experiences.
To grow Local supply, we are focused on leveraging three types of inventory: deals with fewer restrictions, a lower discount inventory product called offers, and market rate supply. We began scaling elements of our inventory strategy throughout our marketplace in 2021. In North America, we scaled the removal of Deal repeat purchase restrictions to all merchants and as of December 31, 2021 over 80% of our Deal inventory is now repeatable. We have also successfully launched offers to beauty and wellness merchants.
To support our strategic priority of improving the merchant and customer experience, we are focused on reducing marketplace friction by making it easier for our customers to find, buy, and redeem a Groupon. To do this, we are exploring and launching new initiatives that we believe will improve engagement, conversion and customer purchase frequency over time. For merchants, we are continuing to focus on being a better partner by offering self-service options, advertising products and booking capabilities.
Moving forward, we plan to build an even better understanding of the critical value propositions we must provide for our customers and merchants.
COVID-19, Restructuring and Cost Reduction
Since March 2020, the COVID-19 pandemic has led to a significant disruption in our business due to changes in consumer behavior and impacts on our merchants. Recovery from the COVID-19 pandemic has been and could continue to be volatile and prolonged given the unprecedented and continuously evolving nature of the situation and the emergence and spread of new variants. See Item 8, Note 3, COVID-19 Pandemic, for more information about the impacts of COVID-19 on our business.
In response to the impact of COVID-19 on our business, during the year ended December 31, 2020 we took significant actions to improve our cash position and materially reduce our cost structure, including the Board approved multi-phase restructuring plan. See Item 8, Note 14, Restructuring and Related Charges, for more information.
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
Operating Metrics
•Gross billings is the total dollar value of customer purchases of goods and services. Gross billings is presented net of customer refunds, order discounts and sales and related taxes. The substantial majority of our service revenue transactions are comprised of sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party merchant who will provide the related goods or services. For these transactions, gross billings differs from revenue reported in our consolidated statements of operations, which is presented net of the merchant's share of the transaction price. For product revenue transactions, gross billings is equivalent to product revenue reported in our consolidated statements of operations. Gross billings is an indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings on service revenue transactions also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants. However, we are focused on achieving long-term gross profit and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") growth.
•Units are the number of purchases during the reporting period, before refunds and cancellations, made either through one of our online marketplaces or directly with a merchant for which we earn a commission. We do not include purchases with retailers using digital coupons accessed through our websites or mobile applications in our units metric, nor do we include units purchased through third-party marketplaces with which we partner. We consider units to be an important indicator of the total volume of business conducted through our marketplaces. We report units on a gross basis prior to the consideration of customer refunds and therefore units are not always a good proxy for gross billings.
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

Our gross billings, units and TTM active customers for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Gross billings	$2,335,148	$2,619,058	$4,613,531
Units	69,040	99,219	150,879
TTM Active customers	23,259	29,577	43,620
Financial Metrics
•Revenue is currently earned through product and service revenue transactions. We earn service revenue from transactions in which we generate commissions by selling goods or services on behalf of third-party merchants. Service revenue is reported on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties. We generate product revenue from our sales of first-party Goods merchandise inventory. Our product revenue from these first-party transactions, which are direct sales of merchandise inventory, is the purchase price received from the customer. We fully transitioned to a third-party marketplace in North America in 2020 and in International in the fourth quarter of 2021. In a third-party marketplace model, our merchants generally assume inventory and refund risk; therefore, we expect our Goods category to primarily generate revenue on a net basis within service revenue in future periods.
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
The following table presents the above financial metrics for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$967,108	$1,416,868	$2,218,915
Gross profit	737,116	677,294	1,186,129
Adjusted EBITDA	143,228	49,739	227,248
Free cash flow	(173,588)	(112,309)	3,955
Operating Expenses
•Marketing expense consists primarily of online marketing costs, such as search engine marketing, advertising on social networking sites and affiliate programs, and to a lesser extent offline marketing costs, such as television and radio advertising. Additionally, compensation expense for marketing employees is classified within marketing expense. We record these costs within Marketing on the consolidated statements of operations when incurred. From time to time, we have offerings from well-known national merchants for customer acquisition and activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no service revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. We evaluate marketing expense as a percentage of gross profit because it gives us an indication of how well our marketing spend is driving gross profit performance.
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
•Restructuring and related charges represent severance and benefit costs for workforce reductions, impairments and other facilities-related costs and professional advisory fees. See Item 8, Note 14, Restructuring and Related Charges, for information about our restructuring plan.
Factors Affecting Our Performance
Impact of COVID-19. During the COVID-19 pandemic, protective measures taken to control the spread of COVID-19 and changes in consumer behavior have had and continue to have a negative impact on our business, which relies on customers' purchases of local experiences, including events and activities, beauty and wellness, travel and dining. Recovery from the COVID-19 pandemic has been and could continue to be volatile and prolonged given the unprecedented and continuously-evolving nature of the situation and the emergence and spread of variants. We also have been, and may continue to be, impacted by pandemic-related supply chain issues, staffing shortages and other transient issues that affect our merchants and continue to evolve during the pandemic recovery period.
We will continue to monitor the impact of COVID-19 on our business, particularly in our International segment where restrictions to date have been more prolonged and stricter than in North America.
Attracting and retaining local merchants. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketing and promotional services. We are focused on prioritizing opportunities to help drive demand for our merchants by highlighting offers that customers want and that they can enjoy right now in light of any ongoing COVID-related restrictions. As we navigate through the volatility of the COVID-19 recovery period, we intend to take a market-by-market approach to attracting and retaining local merchants.
Driving purchase frequency and re-engaging and retaining customers. As the global economy continues to recover from the pandemic, we are surfacing relevant inventory in order to drive purchase frequency and retain customers. We also continue to focus on expanding inventory through our three inventory products: deals with fewer restrictions, a lower discount inventory product called offers, and market rate supply. On the customer experience side, we continue to improve our websites and mobile applications; launch innovative products that remove friction from the customer journey and drive awareness to our supply; and grow our high-quality, repeatable inventory.

Results of Operations
North America
Operating Metrics
North America segment gross billings, units and TTM active customers for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands, except percentages):

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Gross billings
Service gross billings:
Local	$1,264,581	$1,038,542	$2,021,052	21.8%	(48.6)%
Goods	230,129	167,617	95,855	37.3	74.9
Travel	118,515	86,551	306,012	36.9	(71.7)
Total service gross billings	1,613,225	1,292,710	2,422,919	24.8	(46.6)
Product gross billings - Goods	626	333,479	563,694	(99.8)	(40.8)
Total gross billings	$1,613,851	$1,626,189	$2,986,613	(0.8)	(45.6)

Units
Local	34,146	36,896	64,976	(7.5)%	(43.2)%
Goods	9,891	20,797	25,632	(52.4)	(18.9)
Travel	642	676	1,514	(5.0)	(55.4)
Total units	44,679	58,369	92,122	(23.5)	(36.6)

TTM Active customers	14,785	17,494	26,505	(15.5)%	(34.0)%
Comparison of the Years Ended December 31, 2021 and 2020:
North America gross billings, units and TTM active customers decreased by $12.3 million, 13.7 million and 2.7 million for the year ended December 31, 2021 compared with the prior year. These declines were primarily attributable to a decrease in consumer demand for our Goods category, partially offset by an increase in consumer demand for higher-priced offerings and lower customer refunds in the Local category.
Comparison of the Years Ended December 31, 2020 and 2019:
North America gross billings, units and TTM active customers declined by $1,360.4 million, 33.8 million and 9.0 million for the year ended December 31, 2020 compared with the prior year. These declines were primarily due to the significant decrease in consumer demand due to changes in consumer behavior and protective measures taken to control the spread of COVID-19.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the years ended December 31, 2021, 2020 and 2019 were as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Revenue
Service revenue:
Local	$530,468	$432,183	$721,038	22.7%	(40.1)%
Goods	51,568	35,276	16,236	46.2	117.3
Travel	24,393	17,686	57,939	37.9	(69.5)
Total service revenue	606,429	485,145	795,213	25.0	(39.0)
Product revenue - Goods	626	333,479	563,694	(99.8)	(40.8)
Total revenue	$607,055	$818,624	$1,358,907	(25.8)	(39.8)

Cost of revenue
Service cost of revenue:
Local	$58,192	$53,143	$77,539	9.5%	(31.5)%
Goods	7,790	6,424	3,071	21.3	109.2
Travel	4,952	4,779	12,200	3.6	(60.8)
Total service cost of revenue	70,934	64,346	92,810	10.2	(30.7)
Product cost of revenue - Goods	458	278,647	458,352	(99.8)	(39.2)
Total cost of revenue	$71,392	$342,993	$551,162	(79.2)	(37.8)

Gross profit
Service gross profit:
Local	$472,276	$379,040	$643,499	24.6%	(41.1)%
Goods	43,778	28,852	13,165	51.7	119.2
Travel	19,441	12,907	45,739	50.6	(71.8)
Total service gross profit	535,495	420,799	702,403	27.3	(40.1)
Product gross profit - Goods	168	54,832	105,342	(99.7)	(47.9)
Total gross profit	$535,663	$475,631	$807,745	12.6	(41.1)

Service margin (1)	37.6%	37.5%	32.8%

% of Consolidated revenue	62.8	57.8	61.2
% of Consolidated cost of revenue	31.0	46.4	53.4
% of Consolidated gross profit	72.7	70.2	68.1
(1)Represents the percentage of service gross billings that we retained after deducting the merchant's share.
Comparison of the Years Ended December 31, 2021 and 2020:
North America revenue and cost of revenue decreased by $211.6 million and $271.6 million for the year ended December 31, 2021 compared with the prior year. The decrease in revenue was primarily due to lower Goods gross billings, a shift in mix of consumer purchases to lower-margin offerings and the transition of Goods to a third-party marketplace model. In a third-party marketplace model, we generate service revenue which is presented on a net basis. These declines were partially offset by higher Local gross billings and higher variable consideration from unredeemed vouchers.
North America gross profit increased by $60.0 million for the year ended December 31, 2021 compared with the prior year, primarily due to higher Local gross billings and higher variable consideration from unredeemed vouchers, partially offset by lower Goods gross billings and a shift in mix to lower-margin offerings in the Local category.

Comparison of the Years Ended December 31, 2020 and 2019:
North America revenue, cost of revenue and gross profit decreased by $540.3 million, $208.2 million and $332.1 million for the year ended December 31, 2020 compared with the prior year. Those declines were primarily driven by a decline in gross billings and transaction volume due to the impacts of COVID-19. Additionally, these also declined due to the transition of our Goods category to a third-party marketplace model. In a third-party marketplace model, we generate service revenue which is presented on a net basis. The increase in service margin was due to a shift in mix of offerings sold and higher variable consideration from unredeemed vouchers due to our shift towards payment on redemption terms in North America.
Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America contribution profit for the years ended December 31, 2021, 2020 and 2019 was as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Marketing	$138,025	$96,039	$214,069	43.7%	(55.1)%
% of Gross Profit	25.8%	20.2%	26.5%

Contribution Profit	$397,638	$379,592	$593,676	4.8%	(36.1)%
Comparison of the Years Ended December 31, 2021 and 2020:
North America marketing expense and marketing expense as a percentage of gross profit increased for the year ended December 31, 2021 compared with the prior year due to the launch of new brand campaigns in 2021 and increased marketing investment in an effort to capture consumer demand.
North America contribution profit increased for the year ended December 31, 2021 compared with the prior year primarily due to an increase in gross profit, partially offset by higher marketing expense.
Comparison of the Years Ended December 31, 2020 and 2019:
North America marketing expense and marketing expense as a percentage of gross profit declined for the year ended December 31, 2020 compared with the prior year due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19.
North America contribution profit decreased for the year ended December 31, 2020 compared with the prior year primarily due to a $332.1 million decrease in gross profit, partially offset by a $118.0 million decrease in marketing.

International
Operating Metrics
International segment gross billings, units and TTM active customers for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands, except percentages and gross billings per unit):

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Gross billings
Service gross billings:
Local	$393,495	$421,845	$855,820	(6.7)%	(50.7)%
Goods	96,524	61,860	51,663	56.0	19.7
Travel	59,591	69,428	190,571	(14.2)	(63.6)
Total service gross billings	549,610	553,133	1,098,054	(0.6)	(49.6)
Product gross billings - Goods	171,687	439,736	528,864	(61.0)	(16.9)
Total gross billings	$721,297	$992,869	$1,626,918	(27.4)	(39.0)

Units
Local	12,640	16,567	33,069	(23.7)%	(49.9)%
Goods	11,332	23,685	24,269	(52.2)	(2.4)
Travel	389	598	1,419	(34.9)	(57.9)
Total units	24,361	40,850	58,757	(40.4)	(30.5)

TTM Active customers	8,474	12,083	17,115	(29.9)%	(29.4)%
Comparison of the Years Ended December 31, 2021 and 2020:
International gross billings, units and TTM active customers decreased by $271.6 million, 16.5 million and 3.6 million for the year ended December 31, 2021 compared with the prior year. These declines were primarily attributable to a decrease in consumer demand in the Goods category, as well as a decrease in the Local category due to the impact of COVID-19 on our merchants and consumer behavior. These declines were partially offset by a $28.6 million favorable impact from year-over-year changes in foreign currency exchange rates.
Comparison of the Years Ended December 31, 2020 and 2019:
International gross billings, units, and TTM active customers declined by $634.0 million, 17.9 million and 5.0 million for the year ended December 31, 2020 compared with the prior year. Those decreases were primarily due to the significant decrease in consumer demand due to changes in consumer behavior and protective measures taken to control the spread of COVID-19. The decline in gross billings was partially offset by a $11.9 million favorable impact from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the years ended December 31, 2021, 2020 and 2019 were as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Revenue
Service revenue:
Local	$155,866	$138,274	$287,611	12.7%	(51.9)%
Goods	19,477	11,757	9,441	65.7	24.5
Travel	13,023	8,477	34,092	53.6	(75.1)
Total service revenue	188,366	158,508	331,144	18.8	(52.1)
Product revenue - Goods	171,687	439,736	528,864	(61.0)	(16.9)
Total revenue	$360,053	$598,244	$860,008	(39.8)	(30.4)

Cost of revenue
Service cost of revenue:
Local	$8,962	$12,362	$17,945	(27.5)%	(31.1)%
Goods	986	1,261	932	(21.8)	35.3
Travel	1,138	1,327	2,775	(14.2)	(52.2)
Total service cost of revenue	11,086	14,950	21,652	(25.8)	(31.0)
Product cost of revenue - Goods	147,514	381,631	459,972	(61.3)	(17.0)
Total cost of revenue	$158,600	$396,581	$481,624	(60.0)	(17.7)

Gross profit
Service gross profit:
Local	$146,904	$125,912	$269,666	16.7%	(53.3)%
Goods	18,491	10,496	8,509	76.2	23.4
Travel	11,885	7,150	31,317	66.2	(77.2)
Total service gross profit	177,280	143,558	309,492	23.5	(53.6)
Product gross profit - Goods	24,173	58,105	68,892	(58.4)	(15.7)
Total gross profit	$201,453	$201,663	$378,384	(0.1)	(46.7)

Service margin (1)	34.3%	28.7%	30.2%

% of Consolidated revenue	37.2%	42.2%	38.8%
% of Consolidated cost of revenue	69.0	53.6	46.6
% of Consolidated gross profit	27.3	29.8	31.9
(1)Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Years Ended December 31, 2021 and 2020:
International revenue and cost of revenue decreased by $238.2 million and $238.0 million for the year ended December 31, 2021 compared with the prior year. Those decreases were primarily due to lower Local and Goods gross billings and the transition of Goods to a third-party marketplace model. In a third-party marketplace model, we generate service revenue which is presented on a net basis. These declines were partially offset by higher variable consideration from unredeemed vouchers. Revenue had a favorable impact of $19.0 million and cost of revenue had an unfavorable impact of $11.5 million from year-over-year changes in foreign currency exchange rates.
International gross profit remained largely flat for the year ended December 31, 2021 compared with the prior year. International gross profit increased primarily due to higher variable consideration from unredeemed vouchers and a favorable impact of $7.4 million from year-over-year changes in foreign currency exchange rates. Those increases were offset by lower Local and Goods gross billings.

Comparison of the Years Ended December 31, 2020 and 2019:
International revenue, cost of revenue and gross profit decreased by $261.8 million, $85.0 million and $176.7 million for the year ended December 31, 2020 compared with the prior year. Those decreases were primarily driven by a decline in transaction volume and gross billings due to the impacts of COVID-19. Additionally, the decrease in cost of revenue had a $6.3 million unfavorable impact from year-over-year changes in foreign currency exchange rates. The decreases in revenue and gross profit were partially offset by favorable impacts of $9.5 million and $3.2 million from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International contribution profit for the years ended December 31, 2021, 2020 and 2019 were as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Marketing	$50,755	$58,495	$125,286	(13.2)%	(53.3)%
% of Gross Profit	25.2%	29.0%	33.1%

Contribution Profit	$150,698	$143,168	$253,098	5.3%	(43.4)%
Comparison of the Years Ended December 31, 2021 and 2020:
International marketing expense and marketing expense as a percentage of gross profit decreased for the year ended December 31, 2021 compared with the prior year due to accelerated traffic declines and lower investments in our offline marketing and brand spend in light of COVID-19 in the first half of 2021. Beginning in the third quarter 2021, we increased our marketing spend across various channels in an effort to capture consumer demand as COVID-19 restrictions began to lift. The increase in our marketing spend during the second half of 2021 did not offset the lower spend from the first half of 2021.
International contribution profit increased for the year ended December 31, 2021 compared with the prior year primarily due to a $7.7 million decrease in marketing expense as described above.
Comparison of the Years Ended December 31, 2020 and 2019:
International marketing expense and marketing expense as a percentage of gross profit decreased for the year ended December 31, 2020 compared with the prior year due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19.
International contribution profit decreased for the year ended December 31, 2020 compared with the prior year primarily due to a $176.7 million decrease in gross profit, partially offset by a $66.8 million decrease in marketing.
Consolidated Operating Expenses
Operating expenses for the years ended December 31, 2021, 2020 and 2019 were as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Marketing	$188,780	$154,534	$339,355	22.2%	(54.5)%
Selling, general and administrative	511,096	603,185	806,945	(15.3)	(25.3)
Goodwill impairment	—	109,486	—	(100.0)	—
Long-lived asset impairment	—	22,351	—	(100.0)	—
Restructuring and related charges	41,895	64,836	31	(35.4)	NM
Total Operating expenses	$741,771	$954,392	$1,146,331	(22.3)	(16.7)

% of Gross profit:
Marketing	25.6%	22.8%	28.6%
Selling, general and administrative	69.3%	89.1%	68.0%

Comparison of the Years ended December 31, 2021 and 2020:
Marketing expense and marketing expense as a percentage of gross profit increased for the year ended December 31, 2021 compared with the prior year due to the launch of new brand campaigns and an increase in marketing investment in an effort to capture consumer demand.
SG&A and SG&A as a percentage of gross profit decreased for the year ended December 31, 2021 compared with the prior year primarily due to lower payroll-related expenses, partially offset by a $8.4 million unfavorable impact from year-over-year changes in foreign currency rates.
Restructuring and related charges decreased for the year ended December 31, 2021 compared with the prior year, as we completed our actions under the plan. We recognized $7.7 million in impairment charges for leases and lease-related assets related to our restructuring plan for the year ended December 31, 2021 and $21.6 million during the year ended December 31, 2020. See Item 8, Note 14, Restructuring and Related Charges, for more information.
Comparison of the Years ended December 31, 2020 and 2019:
Marketing expense and marketing expense as a percentage of gross profit declined for the year ended December 31, 2020 compared with the prior year due to accelerated traffic declines, significantly shortened payback thresholds and lower investment in our offline marketing and brand spend in light of COVID-19.
SG&A decreased for the year ended December 31, 2020 compared with the prior year primarily due to lower payroll-related expenses due to furloughs and restructuring actions. SG&A as a percentage of gross profit increased for the year ended December 31, 2020 due to the decline in demand and traffic as a result of COVID-19.
During the first quarter 2020, the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decrease in our stock price required us to evaluate our goodwill and long-lived assets for impairment. As a result, for the year ended December 31, 2020, we recognized $109.5 million of goodwill impairment and $22.4 million of long-lived asset impairment within our International segment related to our EMEA operations. See Item 8, Note 3, COVID-19 Pandemic, for additional information about goodwill and long-lived asset impairments.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments, loss on extinguishment of debt and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the years ended December 31, 2021, 2020 and 2019 was as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Other income (expense), net	$92,680	$(16,968)	$(53,329)
Comparison of the Years Ended December 31, 2021, 2020, and 2019:
The change in Other income (expense), net for the year ended December 31, 2021 compared with the prior year is primarily related to an unrealized gain of $89.1 million recorded as a result of an upward adjustment for an observable price change on an other equity investment and a change in foreign currency gains and losses, which includes a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions.
The change in Other income (expense), net for the year ended December 31, 2020 compared with the prior year is primarily related to an increase in foreign currency gains in the year ended December 31, 2020 and a net loss from changes in fair value of investments for the year ended December 31, 2019.

See Note 7. Supplemental Consolidated Balance Sheets and Statements of Operations Information, for more information.
Provision (Benefit) for Income Taxes
Comparison of the Years Ended December 31, 2021, 2020, and 2019:
Provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019 was as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Provision (benefit) for income taxes	$(32,323)	$(7,504)	$761	NM	NM
Effective tax rate	(36.7)%	2.6%	(5.6)%
Our U.S. Federal income tax rate was 21% for the years ended December 31, 2021, 2020 and 2019.
The primary factors impacting the effective tax rate for the year ended December 31, 2021 were the release of a portion of the U.S. valuation allowance against our federal and state deferred tax assets, pretax losses incurred in jurisdictions that have a valuation allowance against their net deferred tax assets, and the non-taxable unrealized gain on the observable price change recorded on an other equity investment.
The effective tax rate for the years ended December 31, 2020 and 2019 were impacted by pretax losses incurred in jurisdictions that have a valuation allowance against their net deferred tax assets and the reversal of reserves for uncertain tax positions due to the closure of applicable statutes of limitations and closure of tax audits. The year ended December 31, 2020 was also impacted by the carryback of federal net operating losses due to the income tax relief provided by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The year ended December 31, 2019 was also impacted by the non-taxable unrealized gain on the observable price change recorded on an other equity investment. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
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

We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. Acquisition-related expense (benefit), net is comprised of the change in the fair value of contingent consideration arrangements and external transaction costs related to business combinations, primarily consisting of legal and advisory fees. The composition of our contingent consideration arrangements and the impact of those arrangements on our operating results vary over time based on a number of factors, including the terms of our business combinations and the timing of those transactions. For the year ended December 31, 2021, special charges and credits included charges related to our restructuring plan and long-lived asset impairments. For the year ended December 31, 2020, special charges and credits included charges related to our restructuring plan, goodwill and long-lived asset impairments and strategic advisor costs. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Income (loss) from continuing operations	$120,348	$(286,562)	$(14,292)
Adjustments:
Stock-based compensation	33,169	39,010	81,615
Depreciation and amortization	72,819	87,522	105,765
Acquisition-related expense (benefit), net	—	6	39
Restructuring and related charges (1)	41,895	64,836	31
Goodwill impairment	—	109,486	—
Long-lived asset impairment	—	22,351	—
Strategic advisor costs	—	3,626	—
Other (income) expense, net (2)	(92,680)	16,968	53,329
Provision (benefit) for income taxes	(32,323)	(7,504)	761
Total adjustments	22,880	336,301	241,540
Adjusted EBITDA	$143,228	$49,739	$227,248
(1)Includes $7.7 million of right-of-use assets - operating leases and leasehold improvement impairments for the year ended December 31, 2021 and $21.6 million and $1.7 million of long-lived asset impairments and additional stock compensation for the year ended December 31, 2020.
(2)Includes a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings for the year ended December 31, 2021 as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions and an $89.1 million unrealized gain due to an upward adjustment for an observable price change of an other equity investment. Refer to Item 8, Note 14, Restructuring and Related Charges and Note 6, Investments, for additional information.
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
The following table represents the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. dollar for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	At Avg. 2020 Rates (1)	Exchange Rate Effect (2)	As Reported	At Avg. 2019 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$2,306,416	$28,732	$2,335,148	$2,607,185	$11,873	$2,619,058
Revenue	948,096	19,012	967,108	1,407,327	9,541	1,416,868
Cost of revenue	218,439	11,553	229,992	733,270	6,304	739,574
Gross profit	729,657	7,459	737,116	674,057	3,237	677,294
Marketing	187,293	1,487	188,780	153,865	669	154,534
Selling, general and administrative	502,697	8,399	511,096	602,162	1,023	603,185
Restructuring charges	40,845	1,050	41,895	64,859	(23)	64,836
Income (loss) from operations	$(1,178)	$(3,477)	$(4,655)	$(282,683)	$5,585	$(277,098)
(1)Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and cash balances, which primarily consist of bank deposits and government money market funds. As of December 31, 2021, cash and cash equivalents, including outstanding borrowings under the Amended Credit Agreement, were $498.7 million.
Our net cash flows from operating, investing and financing activities from continuing operations for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash provided by (used in):
Operating activities	$(123,958)	$(63,598)	$71,283
Investing activities	(45,811)	(21,346)	(67,591)
Financing activities	$(183,850)	$176,798	$(92,619)
Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities from continuing operations, less purchases of property and equipment and capitalized software from continuing operations. Our free cash flow for the years ended December 31, 2021, 2020 and 2019 and reconciliations to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities from continuing operations	$(123,958)	$(63,598)	$71,283
Purchases of property and equipment and capitalized software from continuing operations	(49,630)	(48,711)	(67,328)
Free cash flow	$(173,588)	$(112,309)	$3,955
Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either based upon the customer's redemption of the related voucher or fixed payment terms, which are generally biweekly, throughout the term of the merchant's offering. Historically, we have primarily paid merchants on fixed payment terms in North America and upon voucher redemption internationally. We largely completed a transition to redemption payment terms in North America in the third quarter 2020.

Our cash balances fluctuate significantly throughout the year based on many variables, including gross billings growth rates, the timing of payments to merchants and suppliers and the mix of transactions between Goods and Local.
Net cash provided by (used in) operating activities
For the year ended December 31, 2021, our net cash used in operating activities from continuing operations was $124.0 million, as compared with our $120.3 million income from continuing operations. That difference was primarily attributable to a $197.7 million net decrease from changes in working capital and other non-current assets and liabilities. The working capital impact was largely related to a shortening of the customer purchase to redemption cycle relative to year-end 2020 when redemption patterns were more heavily impacted by COVID-19, resulting in higher merchant payment outflows for the year. The difference between our net cash used in operating activities and our net income from continuing operations is also due to $46.6 million of non-cash items, including $95.6 million of changes in fair value of our investments, $50.7 million of changes in our valuation allowance and a $32.3 million foreign currency translation adjustment gain that was reclassified into earnings as a result of the substantial liquidation of our subsidiary in Japan, partially offset by depreciation and amortization and stock-based compensation.
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
Net cash provided by (used in) investing activities
For the year ended December 31, 2021, our net cash used in investing activities from continuing operations was $45.8 million, which included purchases of property and equipment and capitalized software of $49.6 million, partially offset by proceeds from the sale of an other equity investment of $7.0 million.
For the year ended December 31, 2020, our net cash used in investing activities from continuing operations was $21.3 million, which included purchases of property and equipment and capitalized software of $48.7 million, partially offset by proceeds from the sale of an investment of $31.6 million.
For the year ended December 31, 2019, our net cash used in investing activities from continuing operations was $67.6 million, which included purchases of property and equipment and capitalized software of $67.3 million.
Net cash provided by (used in) financing activities
For the year ended December 31, 2021, our net cash used in financing activities was $183.9 million. Our net cash used in financing activities included payments of $254.0 million for the repurchase of the Atairos Notes, $100.0 million of repayments of borrowings under our revolving credit facility, $27.4 million related to the purchase of capped call transactions, $19.8 million in taxes paid related to net share settlements of stock-based compensation awards and $7.7 million in cash paid for issuance costs for the 2026 Notes, as discussed below, partially offset by $230.0 million of proceeds received from the issuance of the 2026 Notes.

For the year ended December 31, 2020, our net cash provided by financing activities was $176.8 million, which included $200.0 million of borrowings under our revolving credit facility, partially offset by $10.6 million in taxes paid related to net share settlements of stock-based compensation awards and $8.9 million in payments of finance lease obligations.
For the year ended December 31, 2019, our net cash used in financing activities was $92.6 million, which included $45.6 million in repurchases of common stock under our share repurchase program, $19.7 million in payments of finance lease obligations and $18.1 million in taxes paid related to net share settlements of stock-based compensation awards.
The amendment to the revolving credit agreement (the "First Amendment" and the revolving credit agreement as amended, the "Amended Credit Agreement") provides for aggregate principal borrowings of up to $225.0 million. As of December 31, 2021, we had $100.0 million of borrowings and $25.8 million of letters of credit outstanding under the Amended Credit Agreement and were in compliance with all covenants.
In July 2020, we entered into the First Amendment of our Credit Agreement in order to, among other things, provide us operational flexibility and covenant relief in light of the ongoing impacts of COVID-19 on our business. In March 2021, we entered into the Second Amendment to, among other things, extend the covenant relief through the fourth quarter 2021. We voluntarily elected to early terminate this covenant relief as of the third quarter 2021 and are subject to the ordinary course covenants under the Amended Credit Agreement as of the third quarter 2021. We were in compliance with the applicable covenants as of December 31, 2021. In the future, these covenants could restrict our ability to access the full capacity of our credit facility or require us to repay amounts borrowed. In addition, if we are not able to comply with these covenants, we may need to seek additional covenant relief in the future.
In March and April 2021, we also issued convertible senior notes due 2026 (the "2026 Notes") and used a portion of the net proceeds from the 2026 Notes to purchase the capped call transactions and, together with cash on hand, we repurchased the Atairos Notes in May 2021. See Item 1, Risk Factors and Item 8, Note 8, Financing Arrangements, for additional information.
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
As of December 31, 2021, we had $66.6 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of December 31, 2021, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.
Contractual Obligations and Commitments
For additional information on our commitments for other financing arrangements, future lease payments and purchase obligations, see Item 8, Note 8, Financing Arrangements, Note 9, Leases and Note 10, Commitments and Contingencies for additional information.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2021.

Critical Accounting Estimates
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
We believe that the estimates and assumptions related to revenue recognition, impairment assessments, income taxes and fair value option investments have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates.
Revenue Recognition
We make significant estimates related to revenue recognition including estimates for refund reserve, variable consideration from vouchers that will not ultimately be redeemed, and breakage income from customer credits that are not expected to be used. We estimate future refunds, voucher redemptions, and customer credit redemptions using historical refund and redemption experience. We also consider trends, such as changes to our policies or in general economic conditions that may impact customer behavior, when making those estimates. We reevaluate our estimate as facts and circumstances change.
These estimates rely on judgments regarding future expectations of customer behavior. While the basis of our estimates is historical data, customer behavior may not always be predictable. If actual refunds or redemptions differ from our estimates, the effects could be material to the consolidated financial statements.
See Item 8, Note 2, Summary of Significant Accounting Policies and Item 8, Note 13, Revenue Recognition, for information about our revenue recognition accounting policies.
Impairment Assessments
Impairment assessment estimates applies to goodwill, long-lived assets, right-of-use assets and investments.
Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We review our long-lived assets, such as property, equipment and software, intangible assets, right-of-use assets and investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Significant judgment and estimates are required when determining the fair value of these assets for impairment tests.
When determining fair values in impairment tests, we use one of the following recognized valuation methods: the income approach (including discounted cash flows), the market approach or the cost approach. Our significant estimates in those fair value measurements may include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about risk-adjusted discount rates; rates of increase in revenue, cost of revenue and operating expenses; weighted average cost of capital; rates of long-term growth; and income tax rates. Valuations are performed by management or third-party valuation specialists under management's supervision, where appropriate. We believe that the estimated fair values used in impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. See Item 8, Note 4, Property, Equipment and Software, Net, Note 5, Goodwill and Other Intangible Assets, Note 6, Investments and Note 9, Leases for more information about our impairment assessments.

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
Income Taxes
We account for income taxes using the asset and liability method and assess whether it is more likely than not that the deferred tax assets will be realized. We are also subject to taxation in the United States, various states and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities.
To assess whether it is more likely than not that deferred tax assets will be realized and whether a valuation allowance needs to be recorded against them, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, and (d) tax planning strategies.
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rate could be adversely affected by earnings being lower than anticipated in countries where it has lower statutory rates and higher than anticipated in countries where it has higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of deferred tax assets and liabilities, by changes in the measurement of uncertain tax positions, by changes affecting transfer pricing or by changes in the relevant laws, regulations, principles and interpretations.
See Item 8, Note 2, Summary of Significant Accounting Policies, and Note 15, Income Taxes, for information about our income tax accounting policies.
Fair Value Option Investments
We have investments in common stock or in-substance common stock for which we have the ability to exercise significant influence and we have made an irrevocable election to account for those investments at fair value. Estimating the fair values of our investments requires significant judgment regarding of the assumptions that market participants would use in pricing those assets.
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
See Item 8, Note 6, Investments, for information about the fair value measurements of our fair value option investments.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the year ended December 31, 2021, we derived approximately 37.2% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of December 31, 2021 and 2020.
As of December 31, 2021, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $69.2 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $6.9 million. This compares with an $11.4 million working capital surplus subject to foreign currency exposure as of December 31, 2020, for which a 10% adverse change would have resulted in a potential increase in this working capital surplus of $1.1 million.
Interest Rate Risk
Our cash balance as of December 31, 2021 consists of bank deposits and government money market funds, so exposure to market risk for changes in interest rates is limited. In March and April 2021, we issued the 2026 Notes with an aggregate principal amount of $230.0 million (see Item 8, Note 8, Financing Arrangements). The 2026 Notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes along with other variables such as our credit spreads and the market price and volatility of our common stock. Our Amended Credit Agreement provides for aggregate principal borrowings of up to $225.0 million. As of December 31, 2021, we had $100.0 million of borrowings outstanding and $25.8 million of outstanding letters of credit under the Amended Credit Agreement. See Item 7, Liquidity and Capital Resources, for additional information. Because borrowings under the Amended Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended Credit Agreement. We also have $91.4 million of lease obligations as of December 31, 2021. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Impact of Inflation
Our results of operations have not been materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the year ended December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2021 and 2020 and for the Years Ended December 31, 2021, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Groupon, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Groupon, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Variable Consideration Revenue Recognition—Refer to Notes 2 and 13 to the financial statements
Critical Audit Matter Description
In accordance with the measurement principles of the revenue recognition accounting standard, the Company estimates variable consideration and includes such estimates in its determination of the transaction price that is recognized as revenue. The Company’s estimate of variable consideration each period is associated with gross billings for vouchers that are ultimately not redeemed by customers and for which the Company’s payment terms to merchants are upon redemption. For vouchers with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold unless and until the customer redeems the related voucher. If the voucher is never redeemed by the customer, the Company retains the full amount paid for the voucher and is not required to remit to the merchant its portion of the voucher’s sales proceeds.
Evaluating management’s model and assumptions used to estimate variable consideration revenue involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating the Company’s model and assumptions used to estimate the variable consideration revenue amount included the following, among others:
•We tested the effectiveness of controls over the estimation of the variable consideration revenue.
•We evaluated the Company’s model used to measure the variable consideration revenue amount by considering if it conforms with the objectives and measurement principles of the revenue recognition standard related to variable consideration.
•We evaluated whether the Company used the proper data in the model. We also tested the completeness and accuracy of the data used in the model.
•We evaluated the assumptions used in the model, specifically the estimated redemption rates for cohorts of vouchers, by comparing the assumed redemption rates used in the model to historical redemption rates for similar vouchers.
Valuation Allowance on Deferred Tax Assets—Refer to Notes 2 and Note 15 to the financial statements
Critical Audit Matter Description
The Company recognizes deferred income tax assets and liabilities for the estimated future tax effects attributable to temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future. Future realization of deferred tax assets depends on the existence of sufficient taxable income within the carryback or carryforward period of the appropriate character under the relevant tax law. Sources of taxable income include future reversals of deferred tax assets and liabilities, future taxable income (exclusive of the reversals of deferred tax assets and liabilities), taxable income in prior carryback year(s) if permitted under the tax law, and tax planning strategies. During 2021, the Company reversed $57.7 million of its valuation allowance related to domestic deferred tax assets because they concluded that it was more-likely-than-not that the domestic deferred tax assets were realizable based on current circumstances. The Company’s valuation allowance for all deferred tax assets was $145.1 million as of December 31, 2021.
The Company’s determination of the valuation allowance involves estimates. Management’s primary estimate in determining whether a valuation allowance should be established is the projection of future sources of taxable income. Auditing management’s estimate of future sources of taxable income, which affects the recorded valuation allowances, involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating the basis for management’s conclusions regarding the realizability of deferred tax assets included the following, among others:
•We tested the effectiveness of controls over management’s deferred tax asset realizability assessment.
•With the assistance of our income tax specialists, we considered relevant tax laws and regulations in evaluating the appropriateness of management’s estimates of future sources of taxable income.
•We evaluated the reasonableness of management’s estimates of future sources of taxable income by comparing the estimates to historical sources of taxable income or losses and to forecasted information used in other areas of management’s accounting reporting models. We also evaluated management’s ability to reliably forecast by comparing actual results to management’s historical forecasts.
•With the assistance of our income tax specialists, we evaluated whether the estimated future sources of taxable income were of the appropriate character to utilize the deferred tax assets under tax law.
•We evaluated management’s assessment that it is more-likely-than-not that sufficient taxable income will be generated in the future to utilize the net domestic deferred tax assets. We considered the appropriateness of the timing of the change in assessment of realizability of the domestic deferred tax assets, giving consideration to current and historical facts and circumstances.
Income Taxes—Foreign Tax Position—Refer to Notes 2 and 15 to the financial statements
Critical Audit Matter Description

The Company received a proposed income tax assessment from the tax authority in one foreign jurisdiction in the amount of $118.5 million, inclusive of estimated incremental interest from the original assessment. The Company believes the assessment, which primarily relates to transfer pricing on transactions occurring during 2011, is without merit and it intends to vigorously defend itself.
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
Goodwill—Refer to Notes 2, 3, and 5 to the financial statements
Critical Audit Matter Description
The Company’s annual and periodic evaluations of goodwill impairment involve the comparison of the fair value of each of the Company’s reporting units to its carrying value. The Company determines the fair value of its reporting units primarily using the income approach (including discounted cash flows). With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future performance, including revenues, cost of revenue, and operating expenses and risk-adjusted discount rates. The goodwill balance subject to the impairment test was $216.4 million as of December 31, 2021. The Company did not record any goodwill impairment charges for the year ended December 31, 2021.
Auditing the estimates and assumptions that impacted the valuation of the reporting units involved especially subjective judgment, specifically related to the forecasts of revenues, cost of revenue, and operating expenses and selection of risk-adjusted discount rates.
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
February 28, 2022

We have served as the Company's auditor since 2017.

GROUPON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$498,726	$850,587
Accounts receivable, net	36,755	42,998
Prepaid expenses and other current assets	52,570	40,441
Total current assets	588,051	934,026
Property, equipment and software, net	73,581	85,284
Right-of-use assets - operating leases, net	47,958	75,349
Goodwill	216,393	214,699
Intangible assets, net	24,310	30,151
Investments	119,541	37,671
Deferred income taxes	62,945	11,593
Other non-current assets	25,102	22,734
Total assets	$1,157,881	$1,411,507
Liabilities and equity
Current liabilities:
Short-term borrowings	$100,000	$200,000
Accounts payable	22,165	33,026
Accrued merchant and supplier payables	269,509	410,963
Accrued expenses and other current liabilities	239,313	294,999
Total current liabilities	630,987	938,988
Convertible senior notes, net	223,403	229,490
Operating lease obligations	58,747	90,927
Other non-current liabilities	34,448	44,428
Total liabilities	947,585	1,303,833
Commitments and contingencies (see Note 10)
Stockholders' equity
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 40,007,255 shares issued and 29,713,138 shares outstanding at December 31, 2021; 39,142,896 shares issued and 28,848,779 shares outstanding at December 31, 2020	4	4
Additional paid-in capital	2,294,215	2,348,114
Treasury stock, at cost, 10,294,117 shares at December 31, 2021 and December 31, 2020	(922,666)	(922,666)
Accumulated deficit	(1,156,868)	(1,320,886)
Accumulated other comprehensive income (loss)	(4,813)	3,109
Total Groupon, Inc. stockholders' equity	209,872	107,675
Noncontrolling interests	424	(1)
Total equity	210,296	107,674
Total liabilities and equity	$1,157,881	$1,411,507
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Service	$794,795	$643,653	1,126,357
Product	172,313	773,215	1,092,558
Total revenue	967,108	1,416,868	2,218,915
Cost of revenue:
Service	82,020	79,296	114,462
Product	147,972	660,278	918,324
Total cost of revenue	229,992	739,574	1,032,786
Gross profit	737,116	677,294	1,186,129
Operating expenses:
Marketing	188,780	154,534	339,355
Selling, general and administrative	511,096	603,185	806,945
Goodwill impairment	—	109,486	—
Long-lived asset impairment	—	22,351	—
Restructuring and related charges	41,895	64,836	31
Total operating expenses	741,771	954,392	1,146,331
Income (loss) from operations	(4,655)	(277,098)	39,798
Other income (expense), net	92,680	(16,968)	(53,329)
Income (loss) from continuing operations before provision (benefit) for income taxes	88,025	(294,066)	(13,531)
Provision (benefit) for income taxes	(32,323)	(7,504)	761
Income (loss) from continuing operations	120,348	(286,562)	(14,292)
Income (loss) from discontinued operations, net of tax	—	382	2,597
Net income (loss)	120,348	(286,180)	(11,695)
Net (income) loss attributable to noncontrolling interests	(1,680)	(1,751)	(10,682)
Net income (loss) attributable to Groupon, Inc.	$118,668	$(287,931)	$(22,377)

Basic net income (loss) per share:
Continuing operations	$4.04	$(10.08)	$(0.88)
Discontinued operations	—	0.01	0.09
Basic net income (loss) per share	$4.04	$(10.07)	$(0.79)

Diluted net income (loss) per share:
Continuing operations	$3.68	$(10.08)	$(0.88)
Discontinued operations	—	0.01	0.09
Diluted net income (loss) per share	$3.68	$(10.07)	$(0.79)

Weighted average number of shares outstanding:
Basic	29,365,880	28,604,115	28,370,417
Diluted	33,513,440	28,604,115	28,370,417
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Income (loss) from continuing operations	$120,348	$(286,562)	$(14,292)
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	(40,195)	(35,972)	4,858
Reclassification of cumulative foreign currency translation adjustments (See Note 14)	32,273	—	—
Net change in unrealized gain (loss) on available-for-sale securities (net of tax effect of $0 for all periods presented)	—	—	(379)
Other comprehensive income (loss) from continuing operations	(7,922)	(35,972)	4,479
Comprehensive income (loss) from continuing operations	112,426	(322,534)	(9,813)

Income (loss) from discontinued operations	—	382	2,597
Comprehensive income (loss) from discontinued operations	—	382	2,597

Comprehensive income (loss)	112,426	(322,152)	(7,216)
Comprehensive income attributable to noncontrolling interests	(1,680)	(1,751)	(10,682)
Comprehensive income (loss) attributable to Groupon, Inc.	$110,746	$(323,903)	$(17,898)
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	38,046,972	$4	$2,234,632	(9,592,756)	$(877,491)	$(1,010,499)	$34,602	$381,248	$1,363	$382,611
Comprehensive income (loss)	—	—	—	—	—	(22,377)	4,479	(17,898)	10,682	(7,216)
Exercise of stock options	3,743	—	40	—	—	—	—	40	—	40
Vesting of restricted stock units and performance share units	720,951	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	74,299	—	4,083	—	—	—	—	4,083	—	4,083
Tax withholdings related to net share settlements of stock-based compensation awards	(261,111)	—	(17,413)	—	—	—	—	(17,413)	—	(17,413)
Stock-based compensation on equity-classified awards	—	—	89,051	—	—	—	—	89,051	—	89,051
Repurchases of common stock	—	—	—	(701,361)	(45,175)	—	—	(45,175)	—	(45,175)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(10,935)	(10,935)
Balance at December 31, 2019	38,584,854	$4	$2,310,393	(10,294,117)	$(922,666)	$(1,032,876)	$39,081	$393,936	$1,110	$395,046
Cumulative effect of change in accounting principle due to adoption of ASC Topic 326, net of tax	—	—	—	—	—	(79)	—	(79)	—	(79)
Comprehensive income (loss)	—	—	—	—	—	(287,931)	(35,972)	(323,903)	1,751	(322,152)
Vesting of restricted stock units and performance share units	784,385	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	69,371	—	1,791	—	—	—	—	1,791	—	1,791
Tax withholdings related to net share settlements of stock-based compensation awards	(295,714)	—	(9,754)	—	—	—	—	(9,754)	—	(9,754)
Stock-based compensation on equity-classified awards	—	—	45,684	—	—	—	—	45,684	—	45,684
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,862)	(2,862)
Balance at December 31, 2020	39,142,896	$4	$2,348,114	(10,294,117)	$(922,666)	$(1,320,886)	$3,109	$107,675	$(1)	$107,674
Cumulative effect of change in accounting principle due to adoption of ASU 2020-06, net of tax	—	—	(64,319)	—	—	45,350	—	(18,969)	—	(18,969)
Comprehensive income (loss)	—	—	—	—	—	118,668	(7,922)	110,746	1,680	112,426
Vesting of restricted stock units and performance share units	1,319,695	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	49,399	—	1,128	—	—	—	—	1,128	—	1,128
Tax withholdings related to net share settlements of stock-based compensation awards	(504,735)	—	(19,834)	—	—	—	—	(19,834)	—	(19,834)
Purchase of capped call transactions, net of tax	—	—	(20,502)	—	—	—	—	(20,502)	—	(20,502)
Settlement of convertible note hedges, net of tax	—	—	14,511	—	—	—	—	14,511	—	14,511
Settlement of warrants	—	—	(1,752)	—	—	—	—	(1,752)	—	(1,752)
Stock-based compensation on equity-classified awards	—	—	36,869	—	—	—	—	36,869	—	36,869
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,255)	(1,255)
Balance at December 31, 2021	40,007,255	$4	$2,294,215	(10,294,117)	$(922,666)	$(1,156,868)	$(4,813)	$209,872	$424	$210,296
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$120,348	$(286,180)	$(11,695)
Less: Income (loss) from discontinued operations, net of tax	—	382	2,597
Income (loss) from continuing operations	120,348	(286,562)	(14,292)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	63,925	77,792	91,410
Amortization of acquired intangible assets	8,894	9,730	14,355
Impairment of goodwill	—	109,486	—
Impairment of long-lived assets	—	22,351	—
Restructuring-related impairment	7,651	21,622	—
Stock-based compensation	33,169	39,010	81,615
Changes in fair value of investments	(95,623)	8,089	31,061
Deferred income taxes	(33,985)	(7,101)	(1,485)
Amortization of debt discount on convertible senior notes	1,601	14,621	13,200
Foreign currency translation adjustments reclassified into earnings	(32,273)	—	—
Change in assets and liabilities:
Accounts receivable	5,432	13,524	13,577
Prepaid expenses and other current assets	(13,472)	42,249	3,176
Right-of-use assets - operating leases	19,919	22,463	26,226
Accounts payable	(10,302)	11,414	(17,401)
Accrued merchant and supplier payables	(133,849)	(142,624)	(109,176)
Accrued expenses and other current liabilities	(45,015)	36,159	(26,071)
Operating lease obligations	(31,801)	(36,864)	(28,552)
Other, net	11,423	(18,957)	(6,360)
Net cash provided by (used in) operating activities from continuing operations	(123,958)	(63,598)	71,283
Net cash provided by (used in) operating activities from discontinued operations	—	—	—
Net cash provided by (used in) operating activities	(123,958)	(63,598)	71,283
Investing activities
Purchases of property and equipment and capitalized software	(49,630)	(48,711)	(67,328)
Proceeds from sale or divestment of investment	6,950	31,605	3,475
Acquisitions of intangible assets and other investing activities	(3,131)	(4,240)	(3,738)
Net cash provided by (used in) investing activities from continuing operations	(45,811)	(21,346)	(67,591)
Net cash provided by (used in) investing activities from discontinued operations	—	1,224	—
Net cash provided by (used in) investing activities	(45,811)	(20,122)	(67,591)
Financing activities
Proceeds from issuance of 2026 convertible notes	230,000	—	—
Proceeds from (payments of) borrowings under revolving credit agreement	(100,000)	200,000	—
Issuance costs for 2026 convertible notes and revolving credit agreement	(7,747)	(1,686)	(2,384)
Purchase of capped call transactions	(27,416)	—	—
Payments for the repurchase of Atairos convertible notes	(254,000)	—	—
Proceeds from the settlement of convertible note hedges	2,315	—	—
Payments for the settlement of warrants	(1,345)	—	—
Payments for repurchases of common stock	—	—	(45,631)
Taxes paid related to net share settlements of stock-based compensation awards	(19,834)	(10,607)	(18,105)
Payments of finance lease obligations	(5,302)	(8,930)	(19,687)
Other financing activities	(521)	(1,979)	(6,812)
Net cash provided by (used in) financing activities	(183,850)	176,798	(92,619)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	2,017	6,574	(3,144)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(351,602)	99,652	(92,071)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	1,224	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(351,602)	98,428	(92,071)
Cash, cash equivalents and restricted cash, beginning of period (1)	851,085	752,657	844,728
Cash, cash equivalents and restricted cash, end of period (1)	$499,483	$851,085	$752,657
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information
Income tax payments (refunds) for continuing operations	$11,145	$3,262	$11,898
Cash paid for interest	13,866	12,749	9,145
Supplemental cash flow information on our leasing obligations
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(120)	$(522)	$(1,021)
Operating cash flows from operating leases	(33,079)	(36,864)	(36,723)
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	—	—	3,929
Operating leases	683	16,415	27,293
(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the consolidated balance sheets as of December 31, 2021, 2020 and 2019 (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$498,726	$850,587	$750,887
Restricted cash included in prepaid expenses and other current assets	757	498	1,534
Restricted cash included in other non-current assets	—	—	236
Cash, cash equivalents and restricted cash	$499,483	$851,085	$752,657
See Notes to Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Company Information
Groupon, Inc. and its subsidiaries, which commenced operations in October 2008, is a global scaled two-sided marketplace that connects consumers to merchants by offering goods and services, generally at a discount. Consumers access those marketplaces through our mobile applications and our websites.
Our operations are organized into two segments: North America and International. See Note 19, Segment Information, for more information.
COVID-19 Pandemic
For the years ended December 31, 2021 and 2020, the COVID-19 pandemic has had an adverse impact on our financial condition, results of operations and cash flow, including the impairment of our long-lived assets and goodwill. See Note 3, COVID-19 Pandemic, for more information.
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
Adoption of New Accounting Standards
We adopted the guidance in Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, on January 1, 2021. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.
We adopted the guidance in ASU 2020-03, Codification Improvements to Financial Instruments, on January 1, 2021. This ASU amends a wide variety of Topics in the Codification, including revolving-debt arrangements and allowance for credit losses related to leases. The adoption of ASU 2020-03 did not have a material impact on the consolidated financial statements.
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
Prior to the adoption of ASU 2020-06, we separated the convertible senior notes due 2022 (the "Atairos Notes") into their liability and equity components. Following the adoption of ASU 2020-06, the previously bifurcated equity component of the Atairos Notes was recombined with the liability component, resulting in a single liability-classified instrument. The carrying value of the Atairos Notes at transition was determined by recalculating the basis of the Atairos Notes as if the conversion option had not been bifurcated at issuance. Transaction costs related to the issuance of the Atairos Notes that were allocated to the equity component were reclassified out of Additional paid-in-

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
capital and the amortization and the related debt discount associated with these costs were recalculated through the transition date. The transaction costs were recorded as a debt discount in the consolidated balance sheets and amortized to interest expense over the remaining term of the Atairos Notes. Together with the cash interest, this resulted in an effective interest rate of 3.76%. As a result of adopting ASU 2020-06 in the first quarter of 2021, we recorded a $67.0 million net reduction to additional paid-in capital, a $19.0 million increase to Convertible senior notes, net and a $48.0 million reduction to our opening accumulated deficit as of January 1, 2021. In the fourth quarter of 2021, we recorded an additional $2.7 million adjustment to our opening accumulated deficit and additional paid-in capital related to tax impacts of our bond hedges.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization of property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets. Generally, the useful lives are three to five years for computer hardware, office equipment, furniture and fixtures and the shorter of the term of the lease or the expected life of the underlying asset for leasehold improvements.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cloud Computing Costs
We have entered into non-cancelable cloud computing hosting arrangements for which we incur implementation costs. Costs incurred in the planning and evaluation stage of the cloud computing hosting arrangement are expensed as incurred. Costs incurred during the application development stage related to implementation of the hosting arrangement are capitalized and included within Prepaid expenses and other current assets and Other non-current assets on the consolidated balance sheets. Amortization of implementation costs is recorded on a straight-line basis over the term of the associated hosting arrangement for each module or component of the related hosting arrangement when it is ready for its intended use. Amortization costs are recorded in Selling, general and administrative expense on the consolidated statements of operations.
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
We classify our debt securities as available-for-sale securities, which are classified within Investments on the consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses, net of the related tax effects, are excluded from earnings and recorded as a separate component within Accumulated other comprehensive income (loss) on the consolidated balance sheets until realized. Interest income from available-for-sale securities is reported within Other income (expense), net on the consolidated statements of operations. We conduct reviews of our available-for-sale investments with unrealized losses on a quarterly basis to evaluate whether those impairments are other-than-temporary. Investments with unrealized losses that are determined to be other-than-temporary are written down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in Accumulated other comprehensive income (loss) for available-for-sale securities.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Lease Obligations
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
We classify leases at their commencement as either operating or finance leases. We recognize a right-of-use asset and lease liability for all of our leases at the commencement of the lease, which is the date we have the right to control the asset. Lease liabilities are measured based on the present value of the minimum lease payments discounted by a rate determined as of the date of commencement. The discount rate used to calculate the present value for lease payments is the rate implicit in the lease, unless that rate cannot be readily determined. For leases in which the rate implicit in the lease is not readily determinable, the discount rate is our incremental borrowing rate, which is determined based on information available at lease commencement and is equal to the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term as the lease. Right-of-use assets are measured based on the lease liability adjusted for any initial direct costs, prepaid rent, or lease incentives. Minimum lease payments made under operating and finance leases are apportioned between interest expense and a reduction of the related operating and finance lease obligations. Operating lease costs, including interest expense on operating leases, are presented within Selling, general and administrative expense on the consolidated statements of operations and the related operating lease obligation is presented within Accrued expenses and other current liabilities and Operating lease obligations on the consolidated balance sheets. Amortization and interest expense on finance leases are presented within Selling, general and administrative expense and Other income (expense), net, respectively, on the consolidated statements of operations and the related finance lease obligation is presented within Accrued expenses and other current liabilities and Other non-current liabilities on the consolidated balance sheets. Short term leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed in the period in which they are incurred.
We may receive renewal or expansion options, rent holidays, leasehold improvements or other incentives on certain lease agreements. We assess whether it is reasonably certain that we will exercise an option to renew or terminate a lease by considering factors that create an economic incentive or disincentive.
Certain lease agreements include variable lease costs which are primarily related to costs that are dependent on our usage of the underlying asset or lease payments that are dependent on an index when that index has changed since lease commencement. Those costs are expenses in the period in which they are incurred.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Product revenue
We generate product revenue from our sales of first-party Goods transactions, which are direct sales of merchandise inventory. For product revenue transactions, we are the primary party responsible for providing the good to the customer, we have inventory risk and we have discretion in establishing prices. As such, product revenue is reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, is recognized when title passes to the customer upon delivery of the product. We fully transitioned to a third-party marketplace in North America in 2020 and in International in the fourth quarter of 2021. In a third-party marketplace model, our merchants generally assume inventory and refund risk and for those transactions we record revenue on a net basis within service revenue.
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
Cost of Revenue
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. Costs incurred to generate revenue, which include credit card processing fees, editorial costs, compensation expense for technology support personnel who are responsible for maintaining the infrastructure of our websites, amortization of internal-use software relating to customer-facing applications, web hosting and other processing fees are attributed to the cost of service and product revenue in proportion to gross billings during the period. For product revenue transactions, cost of revenue also includes the cost of inventory, shipping and fulfillment costs and inventory markdowns. Fulfillment costs are comprised of third-party logistics provider and other costs and, prior to fully impairing our fulfillment center in 2020, rent, depreciation, personnel costs and other costs of operating our fulfillment center.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Recovery from the COVID-19 pandemic has been and could continue to be volatile and prolonged given the unprecedented and continuously evolving nature of the situation and the emergence and spread of new variants. The future impact of COVID-19 on our business, results of operations, financial condition and liquidity is highly uncertain and will ultimately depend on future developments, including the magnitude and duration of the pandemic and the protective measures taken to reduce its spread. We will continue to monitor the impact of COVID-19 on our business, particularly in our International segment where restrictions to date have been more prolonged and stricter than in North America.
During the first quarter 2020, we determined the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decrease in our stock price required us to evaluate our goodwill and long-lived assets for impairment, which resulted in impairments for both. During the third quarter 2021, we determined the prolonged recovery from the pandemic, particularly in our International segment, and the sustained decrease in our stock price required us to evaluate our goodwill and long-lived assets for impairment. We determined there was no impairment for goodwill; however, we recognized impairment for certain right-of-use assets and leasehold improvements related to our restructuring plan due to changes in sublease assumptions. See Note 4, Property, Equipment and Software, Net, Note 5, Goodwill and Other Intangible Assets,

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9, Leases and Note 14, Restructuring and Related Charges for more information.
In April 2020, the Board approved a multi-phase restructuring plan related to our previously-announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. Actions taken under our restructuring plan changed how we used certain long-lived assets and required us to evaluate those long-lived assets for impairment, which resulted in impairments of our long-lived assets. These impairments are included in Restructuring and related charges on the consolidated statement of operations. See Note 14, Restructuring and Related Charges, for more information.
COVID-19 impacted the financial performance of our investees and resulted in an impairment of an Other equity investment and a loss on a fair value option investment that are included in Other income (expense), net on the consolidated statement of operations during the year ended December 31, 2020. See Note 6, Investments, for more information.
Future events and changing market conditions due to the impact of COVID-19 may require us to re-evaluate the estimates used in our fair value measurements, which could result in additional impairment of goodwill and long-lived assets in future periods that may have a material effect on our operating results.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The following summarizes property, equipment and software, net as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Furniture and fixtures and other	5,524	5,681
Leasehold improvements	23,576	24,808
Computer hardware and purchased software	118,659	121,742
Internally-developed software (1)	309,018	264,103
Total property, equipment and software, gross	456,777	416,334
Less: accumulated depreciation and amortization	(383,196)	(331,050)
Property, equipment and software, net	$73,581	$85,284
(1)The net carrying amount of internally-developed software was $54.7 million and $57.9 million as of December 31, 2021 and 2020.
We recognized long-lived asset impairments during the third quarter 2021 for certain leasehold improvements under our restructuring plan and the first quarter 2020 for property, equipment and software, net, as described in Note 3, COVID-19 Pandemic. See Note 14, Restructuring and Related Charges, for more information on our restructuring impairments and details in the table below.
The asset impairments described above were written down to fair value based on the discounted cash flow method under the income approach that uses Level 3 inputs. The significant estimates used in the discounted cash flow models are the risk-adjusted discount rates; forecasted revenue, cost of revenue and operating expenses; forecasted capital expenditures and working capital needs; weighted-average cost of capital; rates of long-term growth; and income tax rates.
The following table summarizes impairment charges for property, equipment and software that are presented within Restructuring and related charges and Long-lived asset impairment on the consolidated statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Long-lived asset impairment:
North America	$—	$—
International	—	9,565
Long-lived asset impairment	—	9,565
Restructuring and related charges:
North America	602	—
International	268	5,613
Restructuring and related charges impairment	870	5,613
Total property, equipment and software impairment	$870	$15,178

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes impairment for long-lived assets by asset type for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
Long-Lived Asset Category	2021	2020
Property, equipment and software, net
Leasehold improvements	870	8,419
Computer hardware	—	2,842
Internally-developed software	—	2,988
Other Property, equipment and software, net	—	929
Total	$870	$15,178
Depreciation and amortization expense on property, equipment and software is classified as follows in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Service cost of revenue	$32,354	$28,443	$28,917
Product cost of revenue	378	9,434	6,466
Selling, general and administrative	31,193	39,915	56,027
Total	$63,925	$77,792	$91,410
The above amounts include amortization of internally-developed software of $50.5 million, $58.8 million and $56.6 million, and amortization expense on assets under finance leases of $3.6 million, $6.7 million and $18.9 million, for the years ended December 31, 2021, 2020 and 2019.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes goodwill activity by segment for the years ended December 31, 2021 and 2020 (in thousands):

	North America	International (1)	Consolidated
Balance as of December 31, 2019	$178,685	$146,332	$325,017
Impairment	—	(109,486)	(109,486)
Foreign currency translation	—	(832)	(832)
Balance as of December 31, 2020	$178,685	$36,014	$214,699
Other (2)	—	3,776	3,776
Foreign currency translation	—	(2,082)	(2,082)
Balance as of December 31, 2021	$178,685	$37,708	$216,393
(1)As of December 31, 2021 and 2020, the International reporting unit had a negative carrying value.
(2)Represents the reclassification between Right-of-use assets - operating leases, net and Goodwill due to an adjustment in the allocation of impairments recorded in 2020 between those two accounts.
In order to evaluate goodwill for impairment, we compare the fair values of our two reporting units, North America and International, to their carrying values. In determining the fair values of our reporting units, we use the discounted cash flow method under the income approach and the market multiple valuation approach that use Level 3 inputs.
During the third quarter of 2021, we evaluated our goodwill for impairment due to the circumstances described in Note 3, COVID-19 Pandemic. The fair value of the reporting units exceeded the carrying value, therefore we concluded that goodwill was not impaired for either of our reporting units. Additionally, we performed our annual goodwill impairment assessment as of October 1, 2021 and determined no reporting units' carrying values were in excess of their estimated fair values. Therefore, we did not recognize goodwill impairment for any of our reporting units during the year ended December 31, 2021.
During the first quarter 2020, we recognized goodwill impairment, as shown in the table above, due to the circumstances described in Note 3, COVID-19 Pandemic, within our International segment related to our EMEA operations. We did not recognize any goodwill impairment in our North America or Asia Pacific reporting units.
During the third quarter 2020, we exited our operations in Japan and New Zealand as part of our restructuring plan, which represents the majority of the countries in our Asia Pacific reporting unit. As a result, we combined the remainder of the Asia Pacific reporting unit and the EMEA reporting unit into a single International reporting unit, consistent with how management reviews the operating results of the business. As a result of the change in reporting units, we performed a qualitative assessment of potential goodwill impairment for the new International reporting unit and performed separate qualitative assessments of potential goodwill impairment for our Asia Pacific and EMEA reporting units immediately prior to the change. Based on those assessments, we determined that the likelihood of a goodwill impairment did not reach the more-likely-than-not threshold. Accordingly, we concluded that goodwill relating to those reporting units was not impaired and further quantitative testing was not required to be performed.
There was no goodwill impairment for the year ended December 31, 2019.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes intangible assets as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	19,976	12,554	7,422	20,208	9,236	10,972
Trade names	9,604	8,215	1,389	9,651	7,921	1,730
Developed technology	540	540	—	2,121	1,863	258
Patents	12,455	5,712	6,743	10,813	4,697	6,116
Other intangible assets	17,033	8,277	8,756	17,823	6,748	11,075
Total	$59,608	$35,298	$24,310	$60,616	$30,465	$30,151
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense from continuing operations related to intangible assets was $8.9 million, $9.7 million and $14.4 million for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, our estimated future amortization expense related to intangible assets is as follows (in thousands):

2022	$8,537
2023	7,366
2024	3,675
2025	2,102
2026	1,218
Thereafter	1,412
Total	$24,310

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. INVESTMENTS
The following table summarizes our percentage ownership in our investments for the periods noted below:

	December 31, 2021			December 31, 2020
Available-for-sale securities	1%	to	19%	19%	to	25%
Fair value option investments	10%	to	19%	10%	to	19%
Other equity investments	1%	to	19%	1%	to	19%
Available-for-Sale Securities
In the fourth quarter 2021, one of our available-for-sale security investments completed a merger transaction in which we received equity in the surviving company as merger consideration. We determined that the fair value of the transferred investment was zero.
We recorded an impairment of an available-for-sale security of $10.0 million for the year ended December 31, 2019 due to declines in the financial performance of the investee. This impairment is classified within Other income (expense), net on the consolidated statements of operations.
Our available-for-sale securities had a fair value of $0.0 million as of December 31, 2021 and 2020, and no activity was recorded in those years.
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
In 2019 we recognized a $69.4 million loss from changes in the fair value of our investment in Monster LP mainly due to revised cash flow projections and an increase in the discount rate applied to those forecasts. The revisions to the financial projections were due to the deterioration in Monster LP's financial condition and continued underperformance compared with prior projections. There was no activity recorded for this investment for the years ended December 31, 2021 and 2020.
During the first quarter 2020, we recognized a $1.4 million loss from changes in the fair value of our investment in Nearbuy due to revised cash flow projections and an increase in the discount rate applied to those forecasts. The revisions to the financial projections were due to the deterioration in the financial condition of Nearbuy as a result of COVID-19, which resulted in underperformance as compared with prior projections and an increase to financial projection risk. In 2019, we recognized a $3.1 million loss from changes in the fair value of our investment in Nearbuy due to revised cash flow projections. There was no activity recorded for this investment for the year ended December 31, 2021.
The fair value of both of these investments was $0.0 million as of December 31, 2021 and 2020.
Other Equity Investments
Other equity investments represent equity investments without readily determinable fair values. We have elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes and impairments.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes other equity investment activity for the years ended December 31, 2021 and 2020 (in thousands):

Balance as of December 31, 2019	$75,171
Impairment of investments included in earnings	(6,684)
Dispositions	(33,843)
Foreign currency translation	3,027
Balance as of December 31, 2020	$37,671
Upward adjustment for observable price change	89,083
Dispositions	(410)
Foreign currency translation	(6,803)
Balance as of December 31, 2021	$119,541
We hold a 2.4% non-controlling equity interest in SumUp Holdings S.a.r.l. ("SumUp"), a privately-held mobile payments company. During the third quarter 2021 and fourth quarter 2019, we adjusted the carrying value of our other equity investment in SumUp due to observable price changes in orderly transactions, which resulted in unrealized gains of $89.1 million and $51.4 million for the years ended December 31, 2021 and December 31, 2019. These unrealized gains are classified within Other income (expense), net on the consolidated statements of operations. During the first quarter 2020, we also sold 50% of our shares in this investment for total cash consideration of $34.0 million, which approximated the cost adjusted for observable price changes as of December 31, 2019.
During the third quarter 2021, we also sold 100% of our shares in one of our other equity investments for total cash consideration of $2.6 million and recognized a gain of $2.2 million. In the second quarter 2021, we divested our shares in one of our other equity investments and recognized a gain and total cash consideration of $4.2 million. The gains on our investments have been presented in Other income (expense), net in the consolidated statements of operations for the year ended December 31, 2021.
During the first quarter 2020, we recorded a $6.7 million impairment to one of our other equity method investments as a result of revised cash flow projections and a deterioration in financial condition due to COVID-19. This impairment is classified within Other income (expense), net on the consolidated statements of operations.
7. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest income	$5,116	$6,351	$7,744
Interest expense	(17,206)	(33,192)	(23,593)
Changes in fair value of investments	95,623	(8,089)	(31,061)
Loss on extinguishment of debt	(5,090)	—	—
Foreign currency gains (losses), net and other (1)	14,237	17,962	(6,419)
Other income (expense), net	$92,680	$(16,968)	$(53,329)
(1)Includes a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings during the first quarter of 2021 as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions. See Note 14, Restructuring and Related Charges, for additional information.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes prepaid expenses and other current assets as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$28,550	$18,038
Income taxes receivable	7,711	5,437
Deferred cloud implementation cost	6,476	4,942
Other	9,833	12,024
Total prepaid expenses and other current assets	$52,570	$40,441
The following table summarizes other non-current assets as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Debt issue costs, net	660	1,852
Deferred contract acquisition costs	7,080	5,315
Deferred cloud implementation costs (1)	11,986	10,402
Other	5,376	5,165
Total other non-current assets	$25,102	$22,734
(1)Following our review of long-lived assets for impairment in the first quarter of 2020, as described in Note 3, COVID-19 Pandemic, we recognized $0.9 million of long-lived asset impairments related to our EMEA operations, which is included in Other non-current assets.
The following table summarizes accrued merchant and supplier payables as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Accrued merchant payables	$258,101	$303,260
Accrued supplier payables (1)	11,408	107,703
Total accrued merchant and supplier payables	$269,509	$410,963
(1)Amounts include payables to suppliers of inventories and providers of shipping and fulfillment services.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes accrued expenses and other current liabilities as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Refund reserve (1)	$19,601	$33,173
Compensation and benefits	30,367	54,958
Accrued marketing	37,900	15,299
Restructuring-related liabilities	11,349	13,746
Customer credits	56,558	61,006
Income taxes payable	601	7,862
Deferred revenue	3,523	11,223
Operating and finance lease obligations	32,663	37,755
Deferred cloud computing contract incentive	3,000	3,000
Other (2)	43,751	56,977
Total accrued expenses and other current liabilities	$239,313	$294,999
(1)In 2020, we experienced increased refund levels due to the impacts of COVID-19 which impacted our refund reserve estimate.
(2)Includes $2.7 million as of December 31, 2021 and $2.9 million as of December 31, 2020 in certain payroll taxes under the Coronavirus Aid, Relief and Economic Security ("CARES") Act. The 2020 balance was paid in the fourth quarter 2021. The 2021 balance is due by December 31, 2022.
The following table summarizes other non-current liabilities as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Contingent income tax liabilities	$24,213	$25,593
Deferred income taxes	2,802	3,170
Deferred cloud computing contract incentive	1,250	4,250
Other (1)	6,183	11,415
Total other non-current liabilities	$34,448	$44,428
(1)Includes $2.9 million as of December 31, 2020 in certain payroll taxes under the Coronavirus Aid, Relief and Economic Security ("CARES") Act. The 2020 balance is due December 31, 2022.
8. FINANCING ARRANGEMENTS
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
Beginning January 1, 2021, our consolidated financials are presented in accordance with ASU 2020-06, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The new guidance changed the accounting for our 3.25% Convertible Senior Notes, due 2022, as discussed below.
3.25% Convertible Senior Notes due 2022
In April 2016, we issued $250.0 million in aggregate principal amount of convertible senior notes (the "Atairos Notes") in a private placement to A-G Holdings, L.P. In May 2021, we repurchased the Atairos Notes for an

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
aggregate purchase price equal to $255.0 million, consisting of the $250.0 million outstanding principal amount, $1.0 million of accrued interest through the repurchase date and a $4.0 million prepayment penalty. In the second quarter 2021, we recognized a $5.1 million loss on the early extinguishment of the Atairos Notes, which is presented in Other income (expense), net on the consolidated statements of operations.
Prior to the adoption of ASU 2020-06, we separated the Atairos Notes into their liability and equity components. The liability was initially calculated by measuring the fair value of similar liability without an associated conversion feature. The difference between the principal amount of the Atairos Notes and the liability component was recognized in equity, effectively resulting in a debt discount. We incurred transactions costs of $6.8 million related to the issuance of the Atairos Notes. Transaction costs attributable to the liability component of $4.8 million were also recorded as a debt discount in the consolidated balance sheets. The debt discount was amortized to interest expense over the terms of the Atairos Notes. Together with cash interest, this resulted in an effective interest rate of 9.75%. Transaction costs attributable to the equity component of $2.0 million were recorded in stockholders' equity as a reduction of the equity component.
Following the adoption of ASU 2020-06, the previously bifurcated equity component of our Atairos Notes was recombined with the liability component, resulting in a single liability-classifed instrument. The carrying value of the Atairos Notes at the transition was determined by recalculating the basis of the notes as if the conversion option had not been bifurcated at issuance. Transaction costs related to the issuance of the Atairos Notes that were allocated to the equity component were reclassified out of Additional paid-in capital and the amortization and the related debt discount associated with these costs was recalculated through the transition date. This resulted in an effective interest rate of 3.76%.
The carrying amount of the Atairos Notes consisted of the following as of December 31, 2020 (in thousands):

December 31, 2020
Liability component:
Principal amount	$250,000
Less: debt discount - transaction costs	(1,459)
Less: debt discount - equity	(19,051)
Net carrying amount of liability component	$229,490

Net carrying amount of equity component	$67,014
We classified the fair value of the Atairos Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the terms of the Atairos Notes and our cost of debt. The estimated fair value of the Atairos Notes as of December 31, 2020 was $263.3 million, and was determined using a lattice model.
During the years ended December 31, 2021, 2020 and 2019, we recognized interest costs on the Atairos Notes as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Contractual interest (3.25% of the principal amount per annum)	$3,024	$8,128	$8,128
Amortization of debt discount	451	14,621	13,200
Total	$3,475	$22,749	$21,328
Note Hedges and Warrants
In May 2016, we purchased convertible note hedges with respect to our common stock for a cost of $59.1 million from certain bank counterparties. The convertible note hedges were intended to reduce the potential economic dilution upon conversion of the Atairos Notes. We also sold warrants for total cash proceeds of $35.5 million to certain bank counterparties.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The amounts paid and received for the convertible note hedges and warrants were recorded in Additional paid-in capital in the consolidated balance sheets as of December 31, 2020. The convertible note hedges and warrants were not remeasured as long as they continue to meet the condition for equity classification. The amounts paid for the convertible note hedges were tax deductible over the term of the Atairos Notes, while the proceeds received from the warrants were not taxable.
Under the if-converted method, the shares of common stock underlying the conversion option in the Atairos Notes are included in the diluted income (loss) per share denominator and the interest expense and amortization of the transaction costs on the Atairos Notes, net of tax, is added to the numerator. Taken together, the purchase of the convertible note hedges and sale of warrants offset any actual dilution from the conversion of the Atairos Notes and increased the overall conversion price from $108.00 to $170.00 per share.
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
Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Subject to certain conditions, holders of the 2026 Notes may convert the 2026 Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event. Based on the closing price of the common stock of $23.16 as of December 31, 2021, the if-converted value of the 2026 Notes was less than the principal amount.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We account for the 2026 Notes as a single liability-classified instrument measured at amortized cost due to the adoption of ASU 2020-06. The carrying value of the 2026 Notes was determined by deducting transaction costs incurred in connection with the issuance of the 2026 Notes of $7.8 million from the principal amount. Those transaction costs were recorded as a debt discount in the consolidated balance sheets and are amortized to interest expense. Together with the cash interest, this results in an effective interest rate of 1.83% over the term of the 2026 Notes. We have presented the 2026 Notes in non-current liabilities in the accompanying consolidated balance sheets.
The carrying amount of the 2026 Notes consisted of the following as of December 31, 2021 (in thousands):

December 31, 2021
Principal amount	$230,000
Less: debt discount	(6,597)
Net carrying amount of liability	$223,403
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of December 31, 2021 was $183.3 million and was determined using a lattice model.
During the years ended December 31, 2021, we recognized interest costs on the 2026 Notes as follows (in thousands):

Year Ended December 31, 2021
Contractual interest	$2,001
Amortization of debt discount	1,150
Total	$3,151
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
The capped call transactions are accounted for as freestanding derivatives and recorded at the initial fair value, net of tax, in Additional paid-in-capital in the consolidated balance sheets with no recorded subsequent change to fair value as long as they meet the criteria for equity classification.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In March 2021, we entered into a second amendment to the revolving credit agreement (the "Second Amendment," together with the First Amendment, the "Amendments") to extend the suspension period provided by the First Amendment through the fourth quarter 2021 (unless terminated by us prior to then) (the "Suspension Period"), amend and remove certain financial covenants applicable after the amended Suspension Period ends and permit the issuance of the 2026 Notes and related capped call transactions. We collectively refer to the revolving credit agreement as amended by the Amendments as the "Amended Credit Agreement"). We voluntarily elected to early terminate the Suspension Period as of the third quarter of 2021.
We deferred debt issuance costs of $3.5 million as a result of entering into the Amended Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the consolidated balance sheets as of December 31, 2021 and are amortized to interest expense over the term of the respective agreement.
Pursuant to the Amendments, during the Suspension Period, we were exempt from certain covenant restrictions, namely the requirements to maintain a maximum funded indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio and a minimum liquidity balance (including any undrawn amounts under the credit facility) of at least 70.0% of our accrued merchant and supplier payables balance (which covenant applies again beginning in the third quarter 2021 following our voluntary early termination on the Suspension Period). Additionally, the Amendments provide that, during the Suspension Period, we were required to maintain specified minimum quarterly EBITDA levels and to maintain a monthly minimum liquidity balance (including any undrawn amounts under the credit facility) of at least 100.0% of our accrued merchant and supplier payables balance for such month plus $50.0 million. The Second Amendment also permanently removes requirements that we maintain (i) a maximum senior secured indebtedness to EBITDA ratio and (ii) unrestricted cash of not less than $250.0 million. Finally, the Second Amendment changes the requirement to maintain a minimum fixed charge coverage ratio to a requirement to maintain a minimum interest coverage ratio. Following our voluntary early termination of the Suspension Period, we are subject to the ordinary course covenants under the Amended Credit Agreement beginning in the third quarter 2021.
In addition, under the Amended Credit Agreement, we are subject to various covenants, including customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness; make dividend and other restricted payments, including limiting the amount of our share repurchases; enter into sale and leaseback transactions; make investments, loans or advances; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; and engage in transactions with related parties and other affiliates. The Amendments further restricts certain of these negative covenants during the Suspension Period, including our ability to make share repurchases, acquisitions, investments and to incur additional indebtedness and liens.
As of December 31, 2021, we were in compliance with the applicable covenants under our Amended Credit Agreement. Non-compliance with the covenants under the Amended Credit Agreement may result in termination of the commitments thereunder and any then outstanding borrowings may be declared due and payable immediately. We have the right to terminate the Amended Credit Agreement or reduce the available commitments at any time.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
We had $100.0 million of outstanding borrowings and $25.8 million of letters of credit outstanding as of December 31, 2021, and $200.0 million of outstanding borrowings and $20.6 million of letters of credit outstanding as of December 31, 2020 under the Amended Credit Agreement.
9. LEASES
Our operating leases primarily consist of leases for real estate throughout the world with lease expirations between 2022 and 2027. These arrangements typically do not transfer ownership of the underlying asset as we do not assume, nor do we intend to assume, the risks and rewards of ownership. Our finance leases are related to property and equipment, primarily computer hardware, all of which expire in 2022.
We lease our headquarters located in Chicago, Illinois ("600 West Chicago") through January 31, 2026. We sublease a portion of that space to Uptake, Inc., a Lightbank LLC portfolio company as a related party transaction. The sublease was a market rate transaction on terms that we believe are no less favorable than would have been reached with an unrelated party. The sublease extends through January 31, 2026 and sublease rentals over the entire term total $18.2 million. We have also subleased other office facilities under operating lease agreements with expirations between 2023 and 2026 that are not significant.
The following summarizes right-of-use assets as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Right-of-use assets - operating leases	$91,934	$107,509
Right-of-use assets - finance leases (1)	3,299	21,523
Total right-of-use assets, gross	95,233	129,032
Less: accumulated depreciation and amortization	(46,041)	(44,590)
Right-of-use assets, net	$49,192	$84,442
(1)Right-of-use assets for finance leases are included in Property, equipment and software, net on the consolidated balance sheet.
Due to actions taken under our restructuring plan, we recognized impairment of $6.8 million and $16.0 million related to related to right-of-use assets - operating leases for the years ended December 31, 2021 and 2020, which are presented in Restructuring and related charges on the consolidated statement of operations. See Note 3, COVID-19 Pandemic and Note 14, Restructuring and Related Charges for more information.
Due to the circumstances described in Note 3, COVID-19 Pandemic, we recognized long-lived asset impairments related to right-of-use assets - operating leases of $10.5 million and right-of-use assets - finance leases of $1.3 million within our International segment related to our EMEA operations for the year ended December 31, 2020, which are presented in Long-lived asset impairments on the consolidated statements of operations.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes our lease costs and sublease income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Financing lease cost:
Amortization of right-of-use assets	$3,621	$6,737	$18,922
Interest on lease liabilities	120	522	1,021
Total finance lease cost	3,741	7,259	19,943
Operating lease cost (1)	25,346	30,870	34,397
Variable lease cost (2)	6,378	8,143	8,551
Short-term lease cost	83	313	365
Sublease income, gross (3)	(4,650)	(4,693)	(5,045)
Total lease cost	$30,898	$41,892	$58,211
(1)Operating lease costs presented as Selling, general and administrative and Restructuring and related charges in the consolidated statements of operations totaled $17.6 million and $7.8 million for the year ended December 31, 2021 and $23.1 million and $7.8 million     for the year ended December 31, 2020.
(2)Variable lease costs presented as Selling, general and administrative and Restructuring and related charges in the consolidated statements of operations totaled $4.7 million and $1.7 million for the year ended December 31, 2021 and $7.0 million and $1.1 million for the year ended December 31, 2020.
(3)Sublease income, gross presented as Selling, general and administrative and Restructuring and related charges in the consolidated statements of operations totaled $0.0 million and $4.6 million for the year ended December 31, 2021 and $1.2 million and $3.5 million for the year ended December 31, 2020.
As of December 31, 2021, the future payments under finance leases and operating leases for each of the next five years and thereafter are as follows (in thousands):

	Finance Leases	Operating Leases
2022	612	35,845
2023	—	26,737
2024	—	19,153
2025	—	16,078
2026	—	1,605
Thereafter	—	82
Total minimum lease payments	612	99,500
Less: Amount representing interest	(12)	(8,690)
Present value of net minimum lease payments	600	90,810
Less: Current portion of lease obligations	(600)	(32,063)
Total long-term lease obligations	$—	$58,747
As of December 31, 2021, we do not have any material non-cancelable operating lease commitments that have not yet commenced.
As of December 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for our finance leases and operating leases were as follows:

	Finance Leases	Operating Leases
Weighted-average lease term	1 year	3 years
Weighted-average discount rate	4.9%	5.4%

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2021, the future amounts due under subleases for each of the next five years and thereafter are as follows (in thousands):

Subleases
2022	5,103
2023	4,385
2024	2,333
2025	2,362
2026	197
Thereafter	—
Total future sublease income	$14,380
10. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
We have entered into non-cancelable arrangements with third-parties, primarily related to cloud computing and other information technology services. As of December 31, 2021, future payments under these contractual obligations were as follows (in thousands):

2022	$36,274
2023	36,512
2024	16,221
2025	18,000
2026	—
Thereafter	—
Total purchase obligations	$107,007
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
On April 28, 2020, an individual plaintiff filed a securities fraud class action complaint in the United States District Court for the Northern District of Illinois, and in July 2020, another individual was appointed as lead plaintiff ("Securities Lawsuit"). The lawsuit covers the time period from July 30, 2019 through February 18, 2020. The lead plaintiff alleges that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program. Plaintiff seeks unspecified compensatory damages and attorneys' fees. Discovery has now commenced in this matter. We intend to continue to vigorously defend the case, which we believe to be without merit.
In addition, three shareholders have filed separate shareholder derivative lawsuits in relation to the same events that are the subject of the securities litigation described above (collectively, the “Derivative Lawsuits”). First, on September 9, 2021, a shareholder named Jonathan Frankel filed a federal derivative lawsuit in the United States District Court for District of Delaware. Second, on January 19, 2022, a shareholder named Alyssa Estreen filed a derivative lawsuit in the Court of Chancery in the State of Delaware. Finally, on January 24, 2022, a shareholder named Saman Khoury filed a derivative lawsuit, also in the Court of Chancery in the State of Delaware. All three lawsuits name Groupon and certain of the Company's former and current officers and directors. The allegations in all three Derivative Lawsuits relate to the same time period and events that are the subject of the Securities Lawsuit and allege that the Company and its shareholders have sustained damages as a result of the conduct of certain current and former officers and directors. The Plaintiffs in each of these Derivatives Lawsuits seek unspecified damages they allege were sustained by the Company, injunctive and equitable relief and attorneys' fees.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Indemnifications
In October 2016, we completed a strategic review of our international markets and decided to pursue strategic alternatives for our operations in 12 countries, which were primarily based in Asia and Latin America. In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. In 2020 and 2019, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. The resulting benefit of $0.4 million and $2.2 million is recorded within Income (loss) from discontinued operations on the consolidated statements of operations for the years ended December 31, 2020 and 2019. Our remaining indemnification liabilities were $2.8 million as of December 31, 2021. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of December 31, 2021 is approximately $11.7 million.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2021, 2020 and 2019, we recognized $0.0 million, $0.4 million and $2.6 million in income (loss) from discontinued operations, net of tax primarily for gains related to the expiration of certain contingent liabilities under indemnification agreements.
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
11. STOCKHOLDERS' EQUITY
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
Preferred Stock
Our Board of Directors has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of our common stock. As of December 31, 2021 and 2020, there were no shares of preferred stock outstanding.
Common Stock
Pursuant to our restated certificate of incorporation, as of December 31, 2021, the Board had the authority to issue up to a total of 100,500,000 shares of common stock. Each holder of common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. In addition, holders of our common stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the year ended December 31, 2021, we did not repurchase any shares under the program. As of December 31, 2021, $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions,

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time.
12. COMPENSATION ARRANGEMENTS
Groupon, Inc. Stock Plans
In January 2008, we adopted the 2008 Stock Option Plan, as amended (the "2008 Plan"), under which options for up to 3,230,925 shares of common stock were authorized to be issued to employees, consultants and directors. The 2008 Plan was frozen in December 2010. In April 2010, we established the Groupon, Inc. 2010 Stock Plan (the "2010 Plan"), as amended in April 2011, under which options and restricted stock units ("RSUs") for up to 1,000,000 shares of common stock were authorized for future issuance to employees, consultants and directors. No new awards may be granted under the 2010 Plan following our initial public offering in November 2011. In August 2011, we established the Groupon, Inc. 2011 Stock Plan (the "2011 Plan"), as amended in November 2013, May 2014, June 2016 and April 2019, under which options, RSUs and performance stock units for up to 9,375,000 shares of common stock were authorized for future issuance to employees, consultants and directors.
The Groupon, Inc. Stock Plans described above (the "Plans") are administered by the Compensation Committee of the Board (the "Compensation Committee"). As of December 31, 2021, 2,055,180 shares of common stock were available for future issuance under the Plans.
The stock-based compensation expense related to stock awards issued under the Plans and acquisition-related awards are presented within the following line items of the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$585	$662	$1,482
Marketing	748	1,522	5,809
Selling, general and administrative	31,836	36,826	74,324
Restructuring and related charges	—	1,735	—
Total stock-based compensation expense	$33,169	$40,745	$81,615
We capitalized $3.7 million, $4.5 million and $7.1 million of stock-based compensation for the years ended December 31, 2021, 2020 and 2019, in connection with internally-developed software and cloud computing arrangements.
Employee Stock Purchase Plan
The Groupon, Inc. 2012 Employee Stock Purchase Plan, as amended, authorizes us to grant up to 1,000,000 shares of common stock under that plan. For the years ended December 31, 2021, 2020 and 2019, 49,399, 69,371 and 74,300 shares of common stock were issued under the ESPP.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units
The restricted stock units granted under the Plans generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes restricted stock unit activity under the Plans for the year ended December 31, 2021:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2020	1,853,007	$31.91
Granted	2,150,963	31.48
Vested	(1,229,689)	30.26
Forfeited	(569,046)	36.69
Unvested at December 31, 2021	2,205,235	$31.06
The weighted-average grant date fair value of restricted stock units granted in 2020 and 2019 was $24.92 and $68.80. The fair value of restricted stock units that vested during each of the three years ended December 31, 2021, 2020 and 2019 was $48.8 million, $19.2 million and $43.8 million. As of December 31, 2021, $49.9 million of unrecognized compensation costs related to unvested employee restricted stock units are expected to be recognized over a remaining weighted-average period of 1.11 years.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes Performance Share Unit activity under the Plans for the year ended December 31, 2021:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)	Market-based Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2020	124,709	$29.73	57,668	$60.60
Granted (1)	41,729	15.44	—	—
Vested	(90,006)	26.46	—	—
Forfeited	(38,669)	23.24	—	—
Unvested at December 31, 2021	37,763	$28.39	57,668	$—

Maximum shares issuable upon vesting at December 31, 2021	37,763		57,668
(1)    Performance Share Units granted during the year ended December 31, 2021 relate to the issuance of incremental shares upon the Compensation Committee's certification of the achievement of the 2020 performance metrics.
As of December 31, 2021, $0.1 million of unrecognized compensation costs related to unvested Performance Share Units are expected to be recognized over a remaining weighted-average period of 0.99 years. We have recognized all compensation costs related to our unvested Market-Based Performance Share Units.
Defined Contribution Plans
We have a 401(k) defined contribution retirement savings plan covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We contribute up to 50% of the first 6% of eligible compensation contributed to the plan, subject to a 3 year graded vesting schedule. We also have several foreign defined contribution plans, which require us to contribute a percentage of participating employee's salary according to local regulations. During the years ended December 31, 2021, 2020 and 2019, our contributions for all plans were $6.7 million, $6.6 million and $9.4 million.
13. REVENUE RECOGNITION
See Note 19, Segment Information, for revenue summarized by reportable segment and category.
Contract Balances
Our deferred revenue relates to product sales and gift card revenue. Revenue for product sales is recognized as the products are delivered to customers, generally within two weeks following the balance sheet date, while revenue for gift cards is recognized upon customer redemption. Our deferred revenue was $3.5 million as of December 31, 2021. As of December 31, 2020 and 2019, our deferred revenue was $11.2 million and $18.0 million, all of which was recognized during the years ended December 31, 2021 and 2020, respectively.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Credits
The following table summarizes the activity in the liability for customer credits for the years ended December 31, 2021 and 2020 (in thousands):

Customer Credits
Balance as of December 31, 2019	$13,764
Credits issued	213,826
Credits redeemed (1)	(147,096)
Breakage revenue recognized (2)	(21,364)
Foreign currency translation	1,876
Balance as of December 31, 2020	$61,006
Credits issued	217,407
Credits redeemed (1)	(178,720)
Breakage revenue recognized (2)	(41,800)
Foreign currency translation	(1,335)
Balance as of December 31, 2021	$56,558
(1)Historically, customer credits have primarily been used within one year of issuance; however, usage patterns have been impacted from changes in customer behavior due to COVID-19.
(2)The increase in our breakage revenue recognized is largely due to a change in estimate due to lower customer usage patterns since the onset of COVID-19.
Cost of Obtaining Contracts
Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the consolidated balance sheets. As of December 31, 2021 and 2020, deferred contract acquisition costs were $8.0 million and $6.3 million.

The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, we amortized $10.5 million, $15.3 million and $20.4 million of deferred contract acquisition costs and did not recognize any impairment losses in relation to the deferred costs.
Allowance for Expected Credit Losses on Accounts Receivable
The following table summarizes the activity in the allowance for expected credit losses on accounts receivables for the year ended December 31, 2021 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2019	$3,693
Change in provision	9,631
Write-offs	(3,315)
Foreign currency translation	(253)
Balance as of December 31, 2020	$9,756
Change in provision	(28)
Write-offs	(1,875)
Foreign currency translation	121
Balance as of December 31, 2021	$7,974

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Variable Consideration for Unredeemed Vouchers
During the year ended December 31, 2021, we recognized $31.4 million of variable consideration from unredeemed vouchers that were sold in a prior year. We have observed redemption rates lower than our historical estimates for vouchers sold at the onset of the COVID-19 pandemic, the substantial majority of which reached expiration during the year ended December 31, 2021. Although redemption rates for vouchers sold in more recent periods have improved, the impact of COVID-19 on redemption behavior in future periods is still uncertain. When actual redemptions differ from our estimates, the effects could be material to the consolidated financial statements.
14. RESTRUCTURING AND RELATED CHARGES
In April 2020, the Board approved a multi-phase restructuring plan related to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. We have incurred total pretax charges of $106.7 million since the inception of the restructuring plan. Our actions under the plan are substantially complete and we expect any future charges or credits will be from changes in estimates. Our restructuring plan included workforce reductions of approximately 1,600 positions globally, the exit or discontinuation of the use of certain leases and other assets, impairments of our right-of-use and other long-lived assets, and the exit of our operations in New Zealand and Japan. In the first quarter 2021, we substantially liquidated our subsidiary in Japan and reclassified $32.3 million of cumulative foreign currency translation gains into earnings, which is presented in Other income (expense), net on the consolidated statements of operations for the year ended December 31, 2021. Costs incurred related to the restructuring plan are classified as Restructuring and related charges on the consolidated statements of operations.
The following tables summarize costs incurred by segment related to the restructuring plan for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31, 2021
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$458	$1,696	$602	$7,278	$10,034
International	28,345	681	268	2,567	31,861
Consolidated	$28,803	$2,377	$870	$9,845	$41,895

	Year Ended December 31, 2020
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$17,322	$1,308	$5,322	$13,775	$37,727
International	20,679	829	291	5,310	27,109
Consolidated	$38,001	$2,137	$5,613	$19,085	$64,836
As a part of our restructuring plan, we terminated or modified several of our leases. In other cases we vacated our leased facilities, and some of those facilities are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases. For the year ended December 31, 2021, we recognized $5.5 million and $2.2 million of long-lived asset impairment in our North America and International segments due to actions taken under our restructuring plan. For the year ended December 31, 2020, we recognized $18.1 million and $3.5 million of long-lived asset impairment in our North America and International segments due to actions taken under our restructuring plan. See Note 3, COVID-19 Pandemic, Note 4, Property, Equipment and Software, Net and Note 9, Leases for additional information. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our restructuring plan are presented within Restructuring and related charges in the consolidated statements of operations. The current and non-current liabilities associated with these leases continue to be presented within Other current liabilities and Operating lease obligations in the consolidated balance sheets.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes restructuring liability activity for the years ended December 31, 2021 and 2020 (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2019 (1)	$699	$—	$699
Charges payable in cash (2)	36,266	2,137	38,403
Cash payments	(25,328)	(1,289)	(26,617)
Foreign currency translation	1,660	(14)	1,646
Balance as of December 31, 2020	$13,297	$834	$14,131
Charges payable in cash	28,803	2,376	31,179
Cash payments	(30,100)	(2,897)	(32,997)
Foreign currency translation	(962)	(2)	(964)
Balance as of December 31, 2021 (3)	$11,038	$311	$11,349
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
15. INCOME TAXES
The components of pretax income (loss) from continuing operations for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$60,875	$(55,699)	$6,758
International	27,150	(238,367)	(20,289)
Income (loss) before provision (benefit) for income taxes	$88,025	$(294,066)	$(13,531)
The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2021, 2020 and 2019 consisted of the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current taxes:
U.S. federal	$2,354	$(180)	$(5,901)
State	1,629	1,719	929
International	(2,321)	(1,942)	7,218
Total current taxes	1,662	(403)	2,246
Deferred taxes:
U.S. federal	(15,254)	32	32
State	(16,864)	114	(9)
International	(1,867)	(7,247)	(1,508)
Total deferred taxes	(33,985)	(7,101)	(1,485)
Provision (benefit) for income taxes	$(32,323)	$(7,504)	$761
All of the provision (benefit) for income taxes of $(32.3) million, $(7.5) million and $0.8 million for the years ended December 31, 2021, 2020 and 2019 was related to continuing operations.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The items accounting for differences between the income tax provision (benefit) from continuing operations computed at the U.S. federal statutory rate and the provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S. federal income tax provision (benefit) at statutory rate	$18,485	$(61,805)	$(2,842)
Foreign income and losses taxed at different rates (1)	5,000	8,608	5,529
State income taxes, net of federal benefits, and state tax credits	4,897	6,487	5,297
Change in valuation allowances	(50,695)	(4,474)	(10,074)
Effect of income tax rate changes on deferred items	815	618	(3,443)
Adjustments related to uncertain tax positions	2,588	(15,518)	(12,418)
Non-deductible stock-based compensation expense	2,727	3,803	6,355
Tax (windfalls)/shortfalls on stock-based compensation awards	(1,762)	3,876	2,042
Federal research and development credits, net of adjustments	(396)	6,043	3,447
Forgiveness of intercompany liabilities	(62)	(2,863)	67
Net operating loss expiration	—	19,962	12,537
Goodwill impairment	—	23,202	—
Observable price change on an other equity investment	(17,955)	—	(8,644)
Non-deductible or non-taxable items	4,035	4,557	2,908
Provision (benefit) for income taxes	$(32,323)	$(7,504)	$761
(1)Tax rates in foreign jurisdictions were generally lower than the U.S. federal statutory rate through December 31, 2021. This resulted in an adverse impact to the provision (benefit) for income taxes in this rate reconciliation for the years ended December 31, 2021, 2020 and 2019 prior to the impact of valuation allowances, due to the net pretax losses from continuing operations in certain foreign jurisdictions with lower tax rates.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The deferred income tax assets and liabilities consisted of the following components as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accrued expenses and other liabilities	$45,532	$54,699
Operating lease obligation	10,890	16,279
Stock-based compensation	4,014	5,129
Net operating loss and tax credit carryforwards	140,787	142,835
Intangible assets, net	20,357	22,974
Investments	20,581	24,885
Convertible senior notes	5,929	—
Unrealized foreign currency exchange losses	1,078	1,244
Other	244	985
Total deferred tax assets	249,412	269,030
Less: Valuation allowances	(145,105)	(212,143)
Deferred tax assets, net of valuation allowance	104,307	56,887
Deferred tax liabilities:
Prepaid expenses and other assets	(14,605)	(12,288)
Property, equipment and software, net	(9,511)	(8,211)
Right-of-use asset	(7,293)	(11,433)
Convertible senior notes	—	(1,163)
Deferred revenue	(12,755)	(15,369)
Total deferred tax liabilities	(44,164)	(48,464)
Net deferred tax asset (liability)	$60,143	$8,423
We recognize deferred tax assets to the extent that they will be realizable through future reversals of existing taxable temporary differences, through taxable income in carryback years for the applicable jurisdictions or based on projections of future income for those jurisdictions that have achieved sustained profitability. In evaluating the need for a valuation allowance, management considers both positive and negative evidence that could affect its view of the future realization of deferred tax assets and places greater weight on recent and objectively verifiable current information. As of December 31, 2021, we have demonstrated sustained profitability and are forecasting pre-tax earnings in the U.S., which have been considered to be sources of positive evidence. In analyzing all available evidence, management determined there is sufficient positive evidence outweighing negative evidence to conclude that it is more likely than not that a portion of the U.S. deferred tax assets is realizable. As a result, we released $57.7 million of the valuation allowance against our federal and state deferred tax assets, resulting in a $50.3 million reduction to expense, and a $7.4 million adjustment to equity. We continue to maintain a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we are not expecting to be able to realize, and substantially all of our foreign deferred tax assets.
We had $22.0 million of federal net operating loss carryforwards as of December 31, 2021 which will begin expiring in 2027. We had $61.7 million of state net operating loss carryforwards as of December 31, 2021, which will begin expiring in 2023. As of December 31, 2021, we had $489.8 million of foreign net operating loss carryforwards, a significant portion of which carry forward for an indefinite period.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes activity related to our gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning Balance	$48,960	$64,361	$87,637
Increases related to prior year tax positions	5,105	8,389	3,754
Decreases related to prior year tax positions	(3,138)	(22,541)	(28,767)
Increases related to current year tax positions	1,887	1,994	6,086
Decreases based on settlements with taxing authorities	—	—	—
Decreases due to lapse of statute limitations	(2,530)	(5,640)	(3,875)
Foreign currency translation	(782)	2,397	(474)
Ending Balance	$49,502	$48,960	$64,361
The total amount of unrecognized tax benefits as of December 31, 2021, 2020 and 2019 that, if recognized, would affect the effective tax rate are $18.7 million, $19.9 million and $25.1 million.
We recognized $1.0 million, $1.0 million and $1.4 million of interest and penalties within Provision (benefit) for income taxes on our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019. Total accrued interest and penalties as of December 31, 2021 and 2020 were $5.6 million and $4.9 million, and are included within Other non-current liabilities in our consolidated balance sheets.
We are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We recognized income tax benefits of $3.2 million, $8.9 million and $12.3 million for the years ended December 31, 2021, 2020 and 2019, as a result of new information that impacted our estimates of the amounts that are more likely than not of being realized upon settlement of the related tax positions and due to expirations of the applicable statutes of limitations. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $118.5 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $26.2 million in unrecognized tax benefits may occur within the 12 months following December 31, 2021 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Additionally, while we did not incur the deemed repatriation tax, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of December 31, 2021 and 2020 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
16. VARIABLE INTEREST ENTITY
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Contingent consideration. During the first quarter 2021, we settled a contingent consideration arrangement to the former owners of a business previously acquired in 2018. We use the income approach to value contingent consideration obligations based on future financial performance. We have previously classified our contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Assets
Fair value option investments:
Beginning balance	$—	$1,405	$73,902
Total gains (losses) included in earnings	—	(1,405)	(72,497)
Ending balance	$—	$—	$1,405
Unrealized (losses) gains still held (1)	$—	$(1,405)	$(72,497)
Preferred shares:
Beginning balance	$—	$—	$10,340
Total gains (losses) included in other comprehensive income (loss)	—	—	(379)
Impairments included in earnings	—	—	(9,961)
Ending balance	$—	$—	$—
Unrealized gains (losses) still held (1)	$—	$—	$(10,340)

Liabilities
Contingent consideration:
Beginning balance	$326	$1,298	$1,529
Settlements of contingent consideration liabilities	(393)	(908)	(312)
Foreign currency translation and total losses (gains) included in earnings	67	(64)	81
Ending balance	$—	$326	$1,298
Unrealized losses (gains) still held (1)	$—	$6	$39
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
During the year ended December 31, 2021, we adjusted the carrying value of an other equity investment, which resulted in an unrealized gain of $89.1 million, and sold shares in two other equity investments for a gain of $6.4 million. For the year ended December 31, 2020, we recognized a $6.7 million impairment related to an other equity method investment. For the year ended December 31, 2019, we adjusted the carrying value of an other equity investment, which resulted in an unrealized gain of $51.4 million. See Note 6, Investments, for additional information.
We recognized $7.7 million in non-cash impairment charges related to right-of-use assets - operating leases and leasehold improvements during the year ended December 31, 2021, which is included in Restructuring and related charges on our consolidated statements of operations. We recognized $109.5 million in non-cash impairment charges related to goodwill and $44.0 million in non-cash impairment charges related to long-lived assets during the year ended December 31, 2020, of which $21.6 million is included in Restructuring and related charges on our consolidated statements of operations. See Note 4, Property, Equipment and Software, Net, Note 5, Goodwill and Other Intangible Assets, Note 9, Leases and Note 14, Restructuring and Related Charges, for additional information.
We classified the fair value of the Atairos Notes and 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the respective note and our cost of debt. The estimated fair value of the 2026 Notes, that were issued in March and April 2021, was $183.3 million as of December 31, 2021 and the Atairos Notes, that were repurchased in May 2021, was $263.3 million as of December 31, 2020, both of which were determined using a lattice model. See Note 8, Financing Arrangements, for additional information.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of December 31, 2021 and 2020 due to their short-term nature.
18. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, restricted stock units, performance share units, ESPP shares, warrants, convertible senior notes and capped call transactions. If dilutive, those potentially dilutive securities are reflected in diluted net income (loss) per share using the treasury stock method, except for the convertible senior notes, which are subject to the if-converted method.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share amounts and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Basic and diluted net income (loss) per share:
Numerator
Income (loss) - continuing operations	$120,348	$(286,562)	$(14,292)
Less: Net income (loss) attributable to noncontrolling interests	1,680	1,751	10,682
Basic net income (loss) attributable to common stockholders - continuing operations	118,668	(288,313)	(24,974)
Net income (loss) attributable to common stockholders - discontinued operations	—	382	2,597
Basic net income (loss) attributable to common stockholders	$118,668	$(287,931)	$(22,377)

Diluted net income (loss) attributable to common stockholders - continuing operations	118,668	(288,313)	(24,974)
Net Income (loss) attributable to common stockholders - discontinued operations	—	382	2,597
Diluted net income (loss) attributable to common stockholders	118,668	(287,931)	(22,377)
Plus: Interest expense from assumed conversion of convertible senior notes	4,643	—	—
Net income (loss) attributable to common stockholders plus assumed conversions	$123,311	$(287,931)	$(22,377)

Denominator
Shares used in computation of basic net income (loss) per share	29,365,880	28,604,115	28,370,417
Weighted-average effect of diluted securities:
Restricted stock units	624,794	—	—
Performance share units and other stock-based compensation awards	89,065	—	—
Convertible senior notes due 2022	858,517	—	—
Convertible senior notes due 2026	2,575,184	—	—
Shares used in computation of diluted net income (loss) per share	33,513,440	28,604,115	28,370,417

Basic net income (loss) per share:
Continuing operations	$4.04	$(10.08)	$(0.88)
Discontinued operations	—	0.01	0.09
Basic net income (loss) per share	$4.04	$(10.07)	$(0.79)

Diluted net income (loss) per share:
Continuing operations	$3.68	$(10.08)	$(0.88)
Discontinued operations	—	0.01	0.09
Diluted net income (loss) per share	$3.68	$(10.07)	$(0.79)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Year Ended December 31,
	2021	2020	2019
Restricted stock units	500,763	1,887,322	1,652,002
Performance share units and other stock-based compensation awards	—	199,629	125,562
Convertible senior notes due 2022 (1)	—	2,314,815	2,314,815
Warrants	877,595	2,314,815	2,314,815
Capped call transactions	2,575,184	—	—
Total	3,953,542	6,716,581	6,407,194
(1)We apply the if-converted method in computing the effect of our convertible senior notes on diluted net income (loss) per share, whereby the numerator of our diluted net income (loss) per share computations is adjusted for interest expense, net of tax, and the denominator is adjusted for the number of shares into which the convertible senior notes could be converted. The effect is only included in the calculation of income (loss) per share for those instruments for which it would reduce income (loss) per share. See Note 8, Financing Arrangements, for additional information.
We had outstanding Market-based Performance Share Units as of December 31, 2021 that were eligible to vest into shares of common stock subject to the achievement of specified performance or market conditions. Contingently-issuable shares are excluded from the computation of diluted net income (loss) per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. As of December 31, 2021, there were up to 57,668 shares of common stock issuable upon vesting of outstanding Market-based Performance Share Units that were excluded from the table above as the performance or market conditions were not satisfied as of the end of the period.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes revenue by reportable segment and category for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America
Service revenue:
Local	$530,468	$432,183	$721,038
Goods	51,568	35,276	16,236
Travel	24,393	17,686	57,939
Total service revenue	606,429	485,145	795,213
Product revenue - Goods	626	333,479	563,694
Total North America revenue (1)	$607,055	$818,624	$1,358,907

International
Service revenue:
Local	$155,866	$138,274	$287,611
Goods	19,477	11,757	9,441
Travel	13,023	8,477	34,092
Total service revenue	188,366	158,508	331,144
Product revenue - Goods	171,687	439,736	528,864
Total International revenue (1)	$360,053	$598,244	$860,008
(1)North America includes revenue from the United States of $597.6 million, $808.3 million and $1,333.9 million for the years ended December 31, 2021, 2020 and 2019. International includes revenue from the United Kingdom of $120.8 million, $216.3 million and $314.3 million for the years ended December 31, 2021, 2020 and 2019. There were no other individual countries that represented more than 10% of consolidated total revenue for the years ended December 31, 2021, 2020 and 2019. Revenue is attributed to individual countries based on the location of the customer.
The following table summarizes cost of revenue by reportable segment and category for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America
Service cost of revenue:
Local	$58,192	$53,143	$77,539
Goods	7,790	6,424	3,071
Travel	4,952	4,779	12,200
Total service cost of revenue	70,934	64,346	92,810
Product cost of revenue - Goods	458	278,647	458,352
Total North America cost of revenue	$71,392	$342,993	$551,162

International
Service cost of revenue:
Local	$8,962	$12,362	$17,945
Goods	986	1,261	932
Travel	1,138	1,327	2,775
Total service cost of revenue	11,086	14,950	21,652
Product cost of revenue - Goods	147,514	381,631	459,972
Total International cost of revenue	$158,600	$396,581	$481,624

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes contribution profit by reportable segment for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America
Revenue	$607,055	$818,624	$1,358,907
Cost of revenue	71,392	342,993	551,162
Marketing	138,025	96,039	214,069
Contribution profit	397,638	379,592	593,676

International
Revenue	360,053	598,244	860,008
Cost of revenue	158,600	396,581	481,624
Marketing	50,755	58,495	125,286
Contribution profit	150,698	143,168	253,098

Consolidated
Revenue	967,108	1,416,868	2,218,915
Cost of revenue	229,992	739,574	1,032,786
Marketing	188,780	154,534	339,355
Contribution profit	548,336	522,760	846,774
Selling, general and administrative	511,096	603,185	806,945
Goodwill impairment	—	109,486	—
Long-lived asset impairment	—	22,351	—
Restructuring and related charges	41,895	64,836	31
Income (loss) from operations	$(4,655)	$(277,098)	$39,798
The following table summarizes total assets by reportable segment as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Total assets:
North America (1)	$964,523	$971,110
International (1)	193,358	440,397
Consolidated total assets	$1,157,881	$1,411,507
(1)North America contains assets from the United States of $951.8 million and $948.1 million as of December 31, 2021 and 2020. International contains assets from the United Kingdom of $126.0 million as of December 31, 2021 and from Switzerland of $151.7 million as of December 31, 2020. There were no other individual countries that represented more than 10% of consolidated total assets as of December 31, 2021 and 2020.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes tangible property and equipment, net of accumulated depreciation and amortization, by reportable segment as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
North America (1)	$10,836	$19,427
International (1)	7,973	7,802
Consolidated total	$18,809	$27,229
(1)Substantially all tangible property and equipment within North America is located in the United States. There were no other individual countries located outside of the United States where tangible property and equipment, net is material as of December 31, 2021 and 2020.
The following table summarizes depreciation and amortization of property, equipment and software and intangible assets by reportable segment for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America	$63,725	$78,805	$89,083
International	9,094	8,717	16,682
Consolidated total	$72,819	$87,522	$105,765
The following table summarizes expenditures for additions to tangible long-lived assets by reportable segment for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America	$1,777	$2,000	$6,791
International	4,562	2,707	6,103
Consolidated total	$6,339	$4,707	$12,894

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our management concluded that, as of December 31, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, a majority of our employees have been working remotely. We have not identified any material changes to our internal controls over financial reporting as a result of COVID-19 or related changes to our working environment. We are continually monitoring and assessing the impact the COVID-19 pandemic and related restrictions have on our own internal controls to minimize the effect on their design and operating effectiveness.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Groupon, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 28, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Directors is incorporated by reference from the information under the captions "Board of Directors" and "Corporate Governance at Groupon" in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2021 ("2022 Proxy Statement"). Information regarding our Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board Committees" and "Audit Committee Report" in our 2022 Proxy Statement. Pursuant to General Instruction G(3) on Form 10-K, information regarding our Executive Officers can be found in Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
Code of Ethics
We have adopted a Code of Conduct, which is applicable to our chief executive officer, chief financial officer and other principal executive and senior financial officers. Our Code of Conduct is available through our website (www.groupon.com). Information about the Code of Conduct is incorporated by reference from the information under the caption "Corporate Governance at Groupon" in our 2022 Proxy Statement. We will post any amendment to or waiver from the provisions of the Code of Conduct that applies to the above executive officers on our investor relations website (investor.groupon.com) under the caption "Corporate Governance."
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information under the captions "Named Executive Officer Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2022 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information under the captions "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in our 2022 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information under the captions "Corporate Governance at Groupon," "Board Independence and Expertise" and "Certain Relationships and Related Party Transactions" in our 2022 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) under the caption "Independent Registered Public Accounting Firm" in our 2022 Proxy Statement.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) We have filed the following documents as part of the Annual Report on Form 10-K
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2021 and 2020 and for the Years Ended December 31, 2021, 2020 and 2019
 (2) Financial Statement Schedules - Groupon, Inc.
Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Net Increase (Decrease) to Expense (1)	Acquisitions and Other	Balance at End of Year
	(in thousands)
TAX VALUATION ALLOWANCE:
Year ended December 31, 2021	$212,143	$(59,599)	$(7,439)	$145,105
Year ended December 31, 2020	206,394	5,749	—	212,143
Year ended December 31, 2019	216,468	(10,074)	—	206,394
(1)For the years ended December 31, 2021, 2020 and 2019, Net Increase (Decrease) to Expense includes foreign currency translation gains (losses) of $(8.9) million, $10.2 million and $(1.5) million.
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

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 8-A/A filed on October 31, 2016).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, date June 9, 2020 (incorporated by referenced to the Company's Current Report on Form 8-K filed June 11, 2020).
3.3*	Amended and Restated By-Laws.
3.4	Amendment to the Amended and Restated By-Laws of the Company, dated as of June 10, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2016).
4.1	Specimen Stock Certificate of Common Stock (incorporated by reference to the Company's Registration Statement on Form 8-A/A filed on October 31, 2016).
4.2	Indenture, dated as of March 25, 2021, between Groupon, Inc. and U.S Bank, National Association, (incorporated by reference to the Company's Current Report on Form 8-K filed on March 25, 2021).
4.3	Form of 1.125% Convertible Senior Note due 2026 (included in Exhibit 4.2 and incorporated by reference to the Company's Current Report on Form 8-K filed on March 25, 2021).
4.4	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1*	2008 Stock Option Plan.**
10.2*	Form of Notice of Grant of Stock Option under 2008 Stock Option Plan.**
10.3*	2010 Stock Plan.**
10.4*	Form of Notice of Grant of Stock Option under 2010 Stock Plan.**

10.5*	Form of Notice of Restricted Stock Unit Award under 2010 Stock Plan.**
10.6*	Form of Indemnification Agreement.**
10.7	Form of Severance Benefit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).**
10.8	Severance Benefit Agreement, dated November 30, 2021 (incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2021).**
10.9	2011 Incentive Plan, as amended and restated effective as of June 13, 2019 (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on April 26, 2019 ).**
10.10	Non-Employee Directors’ Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018). **
10.11	Form of Notice of Restricted Stock Award under 2011 Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).**
10.12
Form of Notice of Performance Share Unit Award and Form of performance Share Unit Award Agreement under 2011 Incentive Plan (incorporate by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).**

10.13
Form of Notice and Performance Share Unit Award Agreement under the Groupon, Inc. 2011 Incentive Plan, as Amended (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).**

10.14	Form of Capped Call Confirmation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 25, 2021).
10.15
Second Amended and Restated Credit Agreement, dated as of May 14, 2019, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 20, 2019).

10.16
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

10.17
Second Amendment, dated as of March 22, 2021, among the Company, the subsidiaries of the Company party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, to the Second Amended and Restated Credit Agreement, dated as of May 14, 2019, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed on March 22, 2021).

10.18	Offer letter, dated October 12, 2021 (incorporated by reference to the Company's Current Report on Form 8-K filed on October 13, 2021).**
10.19	CEO Offer Letter, dated November 30, 2021 (incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2021).**
21.1	Subsidiaries of Groupon, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February 2022.

GROUPON, INC.
By:	/s/ KEDAR DESHPANDE
	Name:	Kedar Deshpande
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Kedar Deshpande and Damien Schmitz, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2022.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February 2022.

Signature	Title

/s/ Kedar Deshpande	Chief Executive Officer and Director (Principal Executive Officer)
Kedar Deshpande
/s/ Damien Schmitz	Interim Chief Financial Officer (Principal Financial Officer)
Damien Schmitz
/s/ Kerrie Dvorak	Interim Chief Accounting Officer (Principal Accounting Officer)
Kerrie Dvorak
/s/ Theodore J. Leonsis	Director
Theodore J. Leonsis
/s/ Peter J. Barris	Director
Peter J. Barris
/s/ Robert J. Bass	Director
Robert J. Bass
/s/ Eric Lefkofsky	Director
Eric Lefkofsky
/s/ Valerie Mosley	Director
Valerie Mosley
/s/ Deborah Wahl	Director
Deborah Wahl
Director
Helen Vaid