Form 10-Q
period 2022-03-31
Groupon, Inc.
filed 2022-05-09
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Yes ☐        No  ☒
As of May 4, 2022, there were 29,960,027 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, effects of the ongoing COVID-19 pandemic or other pandemics or disease outbreaks on our business; our ability to execute, and achieve the expected benefits of, our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability resulting from the conflict in Ukraine; global economic uncertainty, including as a result of the inflationary environment; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive team and other qualified personnel; customer and merchant fraud; payment-related risks; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax legislation; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our convertible senior notes; our common stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our convertible senior notes; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$403,006	$498,726
Accounts receivable, net	52,229	36,755
Prepaid expenses and other current assets	53,934	52,570
Total current assets	509,169	588,051
Property, equipment and software, net	70,575	73,581
Right-of-use assets - operating leases, net	43,037	47,958
Goodwill	215,755	216,393
Intangible assets, net	22,801	24,310
Investments	119,541	119,541
Deferred income taxes	62,677	62,945
Other non-current assets	25,598	25,102
Total assets	$1,069,153	$1,157,881
Liabilities and equity
Current liabilities:
Short-term borrowings	$100,000	$100,000
Accounts payable	29,155	22,165
Accrued merchant and supplier payables	232,217	269,509
Accrued expenses and other current liabilities	217,909	239,313
Total current liabilities	579,281	630,987
Convertible senior notes, net	223,781	223,403
Operating lease obligations	50,666	58,747
Other non-current liabilities	30,583	34,448
Total liabilities	884,311	947,585
Commitments and contingencies (see Note 6)
Stockholders' equity
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 40,226,840 shares issued and 29,932,723 shares outstanding at March 31, 2022; 40,007,255 shares issued and 29,713,138 shares outstanding at December 31, 2021	4	4
Additional paid-in capital	2,300,558	2,294,215
Treasury stock, at cost, 10,294,117 shares at March 31, 2022 and December 31, 2021	(922,666)	(922,666)
Accumulated deficit	(1,191,720)	(1,156,868)
Accumulated other comprehensive income (loss)	(1,444)	(4,813)
Total Groupon, Inc. stockholders' equity	184,732	209,872
Noncontrolling interests	110	424
Total equity	184,842	210,296
Total liabilities and equity	$1,069,153	$1,157,881

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Service	$153,320	$172,624
Product	—	91,193
Total revenue	153,320	263,817
Cost of revenue:
Service	19,319	18,425
Product	—	78,409
Total cost of revenue	19,319	96,834
Gross profit	134,001	166,983
Operating expenses:
Marketing	39,416	33,666
Selling, general and administrative	126,420	127,143
Restructuring and related charges	312	7,422
Total operating expenses	166,148	168,231
Income (loss) from operations	(32,147)	(1,248)
Other income (expense), net	(4,880)	18,123
Income (loss) from operations before provision (benefit) for income taxes	(37,027)	16,875
Provision (benefit) for income taxes	(2,675)	2,427
Net income (loss)	(34,352)	14,448
Net (income) loss attributable to noncontrolling interests	(500)	110
Net income (loss) attributable to Groupon, Inc.	$(34,852)	$14,558

Net income (loss) per share:
Basic	$(1.17)	$0.50
Diluted	$(1.17)	$0.48

Weighted average number of shares outstanding:
Basic	29,862,879	29,028,489
Diluted	29,862,879	30,265,563

Comprehensive income (loss):
Net income (loss)	$(34,352)	$14,448
Other comprehensive income (loss):
Net change in unrealized gain (loss) on foreign currency translation adjustments	3,369	(49,792)
Reclassification of cumulative foreign currency translation adjustments (See Note 9)	—	32,228
Other comprehensive income (loss)	3,369	(17,564)

Comprehensive income (loss)	(30,983)	(3,116)
Comprehensive (income) loss attributable to noncontrolling interest	(500)	110
Comprehensive income (loss) attributable to Groupon, Inc.	$(31,483)	$(3,006)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	40,007,255	$4	$2,294,215	(10,294,117)	$(922,666)	$(1,156,868)	$(4,813)	$209,872	$424	$210,296
Comprehensive income (loss)	—	—	—	—	—	(34,852)	3,369	(31,483)	500	(30,983)
Vesting of restricted stock units and performance share units	308,152	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	30,022	—	591	—	—	—	—	591	—	591
Tax withholdings related to net share settlements of stock-based compensation awards	(118,589)	—	(2,597)	—	—	—	—	(2,597)	—	(2,597)
Stock-based compensation on equity-classified awards	—	—	8,349	—	—	—	—	8,349	—	8,349
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(814)	(814)
Balance at March 31, 2022	40,226,840	$4	$2,300,558	(10,294,117)	$(922,666)	$(1,191,720)	$(1,444)	$184,732	$110	$184,842

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	39,142,896	$4	$2,348,114	(10,294,117)	$(922,666)	$(1,320,886)	$3,109	$107,675	$(1)	$107,674
Cumulative effect of change in accounting principle due to adoption of ASU 2020-06, net of tax (see Note 1)	—	—	(64,319)	—	—	45,350	—	(18,969)	—	(18,969)
Comprehensive income (loss)	—	—	—	—	—	14,558	(17,564)	(3,006)	(110)	(3,116)
Vesting of restricted stock units and performance share units	308,954	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	23,418	—	349	—	—	—	—	349	—	349
Tax withholdings related to net share settlements of stock-based compensation awards	(122,931)	—	(4,901)	—	—	—	—	(4,901)	—	(4,901)
Purchase of convertible note hedges	—	—	(23,840)	—	—	—	—	(23,840)	—	(23,840)
Stock-based compensation on equity-classified awards	—	—	8,387	—	—	—	—	8,387	—	8,387
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	36	36
Balance at March 31, 2021	39,352,337	$4	$2,263,790	(10,294,117)	$(922,666)	$(1,260,978)	$(14,455)	$65,695	$(75)	$65,620
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income (loss)	$(34,352)	$14,448
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	15,200	14,727
Amortization of acquired intangible assets	2,169	2,292
Stock-based compensation	7,506	7,179
Foreign currency translation adjustments reclassified into earnings	—	(32,228)
Change in assets and liabilities:
Accounts receivable	(15,963)	(2,812)
Prepaid expenses and other current assets	(2,092)	(1,640)
Right-of-use assets - operating leases	4,609	5,122
Accounts payable	7,088	5,896
Accrued merchant and supplier payables	(35,904)	(76,884)
Accrued expenses and other current liabilities	(18,366)	9,823
Operating lease obligations	(7,648)	(6,007)
Other, net	(411)	13,679
Net cash provided by (used in) operating activities	(78,164)	(46,405)
Investing activities
Purchases of property and equipment and capitalized software	(13,001)	(12,040)
Acquisitions of intangible assets and other investing activities	(915)	(704)
Net cash provided by (used in) investing activities	(13,916)	(12,744)
Financing activities
Proceeds from issuance of 2026 convertible notes	—	200,000
Proceeds from (payments of) borrowings under revolving credit agreement	—	(100,000)
Issuance costs for 2026 convertible notes and revolving credit agreement	—	(6,572)
Purchase of capped call transactions	—	(23,840)
Taxes paid related to net share settlements of stock-based compensation awards	(2,523)	(4,901)
Payments of finance lease obligations	(218)	(2,061)
Other financing activities	(223)	(8)
Net cash provided by (used in) financing activities	(2,964)	62,618
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(771)	(7,466)
Net increase (decrease) in cash, cash equivalents and restricted cash	(95,815)	(3,997)
Cash, cash equivalents and restricted cash, beginning of period (1)	499,483	851,085
Cash, cash equivalents and restricted cash, end of period (1)	$403,668	$847,088

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,721	$1,375
Income tax payments	1,597	1,099

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the condensed consolidated balance sheets as of March 31, 2022, December 31, 2021, March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$403,006	$498,726	$676,799	$850,587
Restricted cash included in prepaid expenses and other current assets	662	757	504	498
Restricted cash - non-current	—	—	169,785	—
Cash, cash equivalents and restricted cash	$403,668	$499,483	$847,088	$851,085
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
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
Unaudited Interim Financial Information
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and comprehensive income (loss), cash flows and stockholders' equity for the periods presented. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Adoption of New Accounting Standards
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
Prior to the adoption of ASU 2020-06, we separated the convertible senior notes due 2022 (the "Atairos Notes") into their liability and equity components. Following the adoption of ASU 2020-06, the previously bifurcated equity component of the Atairos Notes was recombined with the liability component, resulting in a single liability-classified instrument. The carrying value of the Atairos Notes at transition was determined by recalculating the basis of the Atairos Notes as if the conversion option had not been bifurcated at issuance. Transaction costs related to the issuance of the Atairos Notes that were allocated to the equity component were reclassified out of Additional paid-in-capital and the amortization and the related debt discount associated with these costs was recalculated through the transition date. The transaction costs were recorded as a debt discount in the condensed consolidated balance sheets and amortized to interest expense over the remaining term of the Atairos Notes. Together with the cash interest, this resulted in an effective interest rate of 3.76%. As a result of adopting ASU 2020-06, in the first quarter of 2021, we recorded a $67.0 million net reduction to additional paid-in capital, a $19.0 million increase to Convertible senior notes, net and a $48.0 million reduction to our opening accumulated deficit as of January 1, 2021. In the fourth quarter of 2021, we recorded an additional $2.7 million adjustment to our opening accumulated deficit and additional paid-in capital related to tax impacts of our bond hedges.
NOTE 2. GOODWILL AND LONG-LIVED ASSETS
The following table summarizes goodwill activity by segment for the three months ended March 31, 2022 (in thousands):

	North America	International (1)	Consolidated
Balance as of December 31, 2021	$178,685	$37,708	$216,393
Foreign currency translation	—	(638)	(638)
Balance as of March 31, 2022	$178,685	$37,070	$215,755
(1)As of December 31, 2021, the International reporting unit had a negative carrying value.
During the first quarter 2022, we determined the impact to our business from the new variant of COVID-19 required us to evaluate our goodwill and long-lived assets for impairment. In order to evaluate goodwill and long-lived assets for impairment in the first quarter 2022, we compared the fair values of our two reporting units, North America and International, and asset groups to their carrying values. In determining the fair values of our reporting units and asset groups, we used the discounted cash flow method under the income approach that uses Level 3 inputs. The fair value of the reporting units and asset groups exceeded the carrying value; therefore, we concluded that goodwill and long-lived assets were not impaired for either of our reporting units during the first quarter 2022.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes intangible assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$19,420	$13,037	$6,383	$19,976	$12,554	$7,422
Trade names	9,533	8,260	1,273	9,604	8,215	1,389
Patents	12,856	5,893	6,963	12,455	5,712	6,743
Other intangible assets	17,558	9,376	8,182	17,573	8,817	8,756
Total	$59,367	$36,566	$22,801	$59,608	$35,298	$24,310
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $2.2 million and $2.3 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2022	$6,427
2023	7,449
2024	3,817
2025	2,270
2026	1,392
Thereafter	1,446
Total	$22,801

NOTE 3. INVESTMENTS
As of March 31, 2022 and December 31, 2021, our carrying value in other equity investments was $119.5 million and our available-for-sale securities and fair value option investments had a carrying value of zero. There were no changes in fair value of our investments for the three months ended March 31, 2022 and 2021.

The following table summarizes our percentage ownership in our investments as of the dates noted below:

	March 31, 2022 and December 31, 2021
Other equity investments	1%	to	19%
Available-for-sale securities - redeemable preferred shares	1%	to	19%
Fair value option investments	10%	to	19%

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes other income (expense), net for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$1,315	$1,155
Interest expense	(2,883)	(5,116)
Foreign currency gains (losses), net and other (1)	(3,312)	22,084
Other income (expense), net	$(4,880)	$18,123
(1)Includes a $32.2 million cumulative foreign currency translation adjustment gain for the three months ended March 31, 2021 that was reclassified into earnings as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions. See Note 9, Restructuring and Related Charges, for additional information.

The following table summarizes prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$25,978	$28,550
Income taxes receivable	12,069	7,711
Deferred cloud implementation cost	6,476	6,476
Other	9,411	9,833
Total prepaid expenses and other current assets	$53,934	$52,570
The following table summarizes other non-current assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Deferred contract acquisition costs	6,215	7,080
Deferred cloud implementation costs	13,058	11,986
Other	6,325	6,036
Total other non-current assets	$25,598	$25,102
The following table summarizes accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Refund reserve	$16,512	$19,601
Compensation and benefits	25,678	30,367
Accrued marketing	18,580	37,900
Restructuring-related liabilities	7,860	11,349
Customer credits	52,814	56,558
Deferred revenue	4,560	3,523
Operating and finance lease obligations	32,320	32,663
Deferred cloud computing contract incentive	3,000	3,000
Other (1)	56,585	44,352
Total accrued expenses and other current liabilities	$217,909	$239,313
(1)Includes certain payroll taxes deferred under the Coronavirus Aid, Relief and Economic Security ("CARES") Act of $2.7 million as of March 31, 2022 and December 31, 2021.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes other non-current liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Contingent income tax liabilities	$23,977	$24,213
Deferred income taxes	2,736	2,802
Other	3,870	7,433
Total other non-current liabilities	$30,583	$34,448
NOTE 5. FINANCING ARRANGEMENTS
3.25% Convertible Senior Notes due 2022
In April 2016, we issued $250.0 million in aggregate principal amount of convertible senior notes (the "Atairos Notes") in a private placement to A-G Holdings, L.P. In May 2021, we repurchased the Atairos Notes for an aggregate purchase price equal to $255.0 million, consisting of the $250.0 million outstanding principal amount, $1.0 million of accrued interest through the repurchase date and a $4.0 million prepayment penalty. In connection with the repurchase of the Atairos Notes, we recognized a $5.1 million loss on the early extinguishment.
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
1.125% Convertible Senior Notes due 2026
In March and April 2021, we issued $200.0 million and an additional $30.0 million for a total $230.0 million aggregate principal amount of convertible senior notes due 2026 (the "2026 Notes") in a private offering to qualified institutional buyers. The net proceeds from this offering were $222.1 million. The 2026 Notes bear interest at a rate of 1.125% per annum, payable semiannually in arrears on March 15 and September 15 of each year, which began on September 15, 2021. The 2026 Notes will mature on March 15, 2026, subject to earlier repurchase, redemption or conversion.
We used $23.8 million in the first quarter 2021 and an additional $3.6 million in the second quarter 2021 for a total of $27.4 million of the net proceeds from the offering to pay the cost of certain related capped call transactions and used the remaining net proceeds, together with cash on hand, to repurchase the Atairos Notes.
We account for the 2026 Notes as a single liability-classified instrument measured at amortized cost due to the adoption of ASU 2020-06. The carrying value of the 2026 Notes was determined by deducting transaction costs incurred in connection with the issuance of the 2026 Notes of $6.8 million in the first quarter 2021 and $1.0 million in the second quarter 2021 for a total of $7.8 million from the principal amount. Those transaction costs were recorded as a debt discount in the condensed consolidated balance sheets and are amortized to interest expense. Together with the cash interest, this results in an effective interest rate of 1.83% over the term of the 2026 Notes. We have presented the 2026 Notes in non-current liabilities in the accompanying condensed consolidated balance sheets.
The carrying amount of the 2026 Notes consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Principal amount	$230,000	$230,000
Less: debt discount	(6,219)	(6,597)
Net carrying amount of liability	$223,781	$223,403
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of March 31, 2022 and December 31, 2021 was $182.9 million and $183.3 million and was determined using a lattice model.
During the three months ended March 31, 2022 and 2021, we recognized interest costs on the 2026 Notes and the Atairos Notes as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest	$647	$2,032
Amortization of debt discount	378	303
Total	$1,025	$2,335
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
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement which provided for aggregate principal borrowings of up to $400.0 million (prior to the amendments described below) and matures in May 2024. In July 2020, we entered into an amendment to the revolving credit agreement (the "First Amendment") which permanently reduces borrowing capacity under our senior secured revolving credit facility from $400.0 million to $225.0 million. In March 2021, we entered into a second amendment to the revolving credit agreement (the "Second Amendment" and the revolving credit agreement as amended, the "Amended Credit Agreement") to, amongst other things, permit the issuance of the 2026 Notes and related capped call transactions.
We deferred debt issuance costs of $3.5 million as a result of entering into the Amended Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the condensed consolidated balance sheet as of March 31, 2022 and are amortized to interest expense over the term of the respective agreement.
The Second Amendment permanently removed requirements that we maintain (i) a maximum senior secured indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio and (ii) unrestricted cash of not less than $250.0 million. The Second Amendment also changes the requirement to maintain a minimum fixed charge coverage ratio to a requirement to maintain a minimum interest coverage ratio. Access to our full borrowing capacity under the Amended Credit Agreement may be restricted based on certain of our financial covenants. In particular, our borrowing capacity is a function of our Funded Indebtedness to EBITDA Ratio as defined in the Amended Credit Agreement.
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
As of March 31, 2022, we were in compliance with the applicable covenants under our Amended Credit Agreement based on the borrowings outstanding under our Amended Credit Agreement. Non-compliance with the covenants under the Amended Credit Agreement may result in termination of the commitments thereunder and any then outstanding borrowings may be declared due and payable immediately. We have the right to terminate the Amended Credit Agreement or reduce the available commitments at any time.
Borrowings under the Amended Credit Agreement bear (a) interest at a rate per annum equal to (i) an adjusted LIBO rate or (ii) a customary base rate (with loans denominated in certain currencies bearing interest at rates specific to such currencies) plus an additional margin ranging between 0.50% and 2.00% and (b) commitment fees ranging from 0.25% to 0.35% on the daily amount of unused commitments. The Amended Credit Agreement also includes a replacement mechanism for the discontinuation of the adjusted LIBO rate. In addition, the Amended Credit Agreement provides for the issuance of up to $75.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $225.0 million.
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
We had $100.0 million of outstanding borrowings and $25.0 million of outstanding letters of credit as of March 31, 2022, and $100.0 million of outstanding borrowings and $25.8 million of outstanding letters of credit as of December 31, 2021 under the Amended Credit Agreement.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments and future operating income under our operating subleases as of March 31, 2022 and through the date of this report, did not materially change from the amounts set forth in our 2021 Annual Report on Form 10-K.
Legal Matters and Other Contingencies
From time to time, we are party to various legal proceedings incident to the operation of our business. For example, we currently are involved in proceedings brought by merchants, employment and related matters, intellectual property infringement suits, customer lawsuits, stockholder claims relating to U.S. securities law,

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
consumer class actions and suits alleging, among other things, violations of state consumer protection or privacy laws.
On April 28, 2020, an individual plaintiff filed a securities fraud class action complaint in the United States District Court for the Northern District of Illinois, and in July 2020, another individual was appointed as lead plaintiff (the "Securities Lawsuit"). The lawsuit covers the time period from July 30, 2019 through February 18, 2020. The lead plaintiff alleges that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program. On May 6, 2022, the parties reached an agreement to settle this matter in its entirety for $13.5 million and signed a term sheet memorializing preliminary terms. The settlement is subject to further agreement on full terms and court approval. If the settlement is approved, the Court will certify a class for the purposes of settlement and all class members will be barred from filing future claims unless they opt out of the class settlement through a court-established opt-out procedure. The full amount of the $13.5 million settlement is covered under Groupon's insurance policies and, under the preliminary terms, the settlement payment will be made directly by Groupon's insurance carriers. The settlement accrual and insurance receivable are recorded in Accrued expenses and other current liabilities and Accounts receivable, net on the condensed consolidated balance sheets.
In addition, three shareholders have filed separate shareholder derivative lawsuits in relation to the same events that are subject to the securities litigation described above (collectively, the "Derivative Lawsuits"). First, on September 9, 2021, a shareholder named Jonathan Frankel filed a federal derivative lawsuit in the United States District Court for District of Delaware. Second, on January 19, 2022, a shareholder named Alyssa Estreen filed a derivative lawsuit in the Court of Chancery in the State of Delaware. Finally, on January 24, 2022, a shareholder named Saman Khoury filed a derivative lawsuit, also in the Court of Chancery in the State of Delaware. All three lawsuits name Groupon and certain of the Company's former and current officers and directors. The allegations in all three Derivative Lawsuits relate to the same time period and events that are the subject of the Securities Lawsuit and allege that the Company and its shareholders have sustained damages as a result of the conduct of certain current and former officers and directors. The Plaintiffs in each of these Derivative Lawsuits seek unspecified damages they allege were sustained by the Company, injunctive and equitable relief and attorneys’ fees. We intend to vigorously defend this matter, which we believe to be without merit.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of March 31, 2022. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of March 31, 2022 is approximately $11.7 million.
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
NOTE 7. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
Restricted Stock Units
The restricted stock units granted under the Groupon, Inc. Stock Plans (the "Plans") generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes restricted stock unit activity under the Plans for the three months ended March 31, 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2021	2,205,235	$31.06
Granted	172,072	30.34
Vested	(287,658)	27.84
Forfeited	(73,686)	38.81
Unvested at March 31, 2022	2,015,963	$31.10
As of March 31, 2022, $44.0 million of unrecognized compensation costs related to unvested restricted stock units are expected to be recognized over a remaining weighted-average period of 1.1 years.
Performance Share Units
We have previously granted performance share units under the Plans that vest in shares of our common stock upon the achievement of financial and operational targets specified in the respective award agreement ("Performance Share Units"). We have also granted performance share units subject to a market condition ("Market-based Performance Share Units"). Our existing Performance Share Units and Market-based Performance Share Units are subject to continued employment through the performance period dictated by the award and certification by the Compensation Committee of the Board that the specified performance conditions have been achieved.
During the three months ended March 31, 2022, 20,494 shares of our common stock were issued upon vesting of Performance Share Units granted in 2020 and prior based on the Board's certification of our financial and operational metrics for the year ended December 31, 2021. The weighted average grant date fair value of those shares was $31.97 per share. As of March 31, 2022, we have recognized substantially all expense related to the 17,269 unvested Performance Share Units and the 33,333 unvested Market-based Performance Share Units.
NOTE 8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three months ended March 31, 2022 and 2021.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the three months ended March 31, 2022 (in thousands):

Customer Credits
Balance as of December 31, 2021	$56,558
Credits issued	40,502
Credits redeemed (1)	(36,305)
Breakage revenue recognized	(7,745)
Foreign currency translation	(196)
Balance as of March 31, 2022	$52,814
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and service revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Historically, customer credits have primarily been used within one year of issuance; however, usage patterns have been impacted from changes in customer behavior due to COVID-19.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, deferred contract acquisition costs were $7.0 million and $8.0 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the condensed consolidated statements of operations. For the three months ended March 31, 2022 and 2021, we amortized $2.9 million and $2.6 million of deferred contract acquisition costs and did not recognize any impairments in relation to the deferred costs.
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
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the three months ended March 31, 2022 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2021	$7,974
Change in provision	343
Write-offs	(584)
Foreign currency translation	(125)
Balance as of March 31, 2022	$7,608
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We have also observed redemption rates lower than our historical estimates for vouchers sold at the onset of the COVID-19 pandemic, the substantial majority of which reached expiration during the year ended December 31, 2021. Although redemption rates for vouchers sold in more recent periods have improved, the impact of COVID-19 on redemption behavior in future periods is still uncertain. When actual redemptions differ from our estimates, the effects could be material to the condensed consolidated financial statements.
NOTE 9. RESTRUCTURING AND RELATED CHARGES
In April 2020, the Board approved a multi-phase restructuring plan related to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. We have incurred total pretax charges of $107.0 million since the inception of the restructuring plan. Our actions under the plan were substantially completed by December 31, 2021, and our current and future charges or credits will be from changes in estimates. Our restructuring plan included workforce reductions of

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
approximately 1,600 positions globally, the exit or discontinuation of the use of certain leases and other assets, impairments of our right-of-use and other long-lived assets, and the exit of our operations in New Zealand and Japan. In the first quarter 2021, we substantially liquidated our subsidiary in Japan and reclassified $32.2 million of cumulative foreign currency translation gains into earnings, which is presented in Other income (expense), net on the condensed consolidated statements of operations for the three months ended March 31, 2021. Costs incurred related to the restructuring plan are classified as Restructuring and related charges on the condensed consolidated statements of operations.
The following tables summarize costs incurred by segment related to the restructuring plan for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$1	$44	$356	$401
International	(289)	37	163	(89)
Consolidated	$(288)	$81	$519	$312

	Three Months Ended March 31, 2021
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$442	$807	$741	$1,990
International	6,460	(22)	(1,006)	5,432
Consolidated	$6,902	$785	$(265)	$7,422

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
The following table summarizes restructuring liability activity (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2021	$11,038	$311	$11,349
Charges payable in cash	(288)	81	(207)
Cash payments	(2,952)	(117)	(3,069)
Foreign currency translation	(167)	(46)	(213)
Balance as of March 31, 2022 (1)	$7,631	$229	$7,860
(1)Substantially all of the remaining cash payments for those costs are expected to be disbursed through 2022.
NOTE 10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and income (loss) from continuing operations before provision (benefit) for income taxes for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Provision (benefit) for income taxes	$(2,675)	$2,427
Income (loss) before provision (benefit) for income taxes	(37,027)	16,875
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three months ended March 31, 2022 and 2021 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The three months ended March 31, 2021 were also impacted by the benefit of non-taxable items and the U.S. research and development tax credit. For the three months ended March 31, 2021, we had a full valuation recorded against the U.S. federal and state deferred tax assets. We recorded a partial valuation allowance release in Q4 2021. For the three months ended March 31, 2022, we continue to maintain a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we are not expecting to be able to realize. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $116.0 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $25.8 million in unrecognized tax benefits may occur within the 12 months following March 31, 2022, upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. An actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of March 31, 2022 and December 31, 2021 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
NOTE 11. FAIR VALUE MEASUREMENTS
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2022 and 2021.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or increased due to an observable price change in an orderly transaction.
We did not record any significant nonrecurring fair value measurements for the three months ended March 31, 2022 and 2021.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of March 31, 2022 and December 31, 2021 due to their short-term nature.
NOTE 12. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted stock units, performance share units, ESPP shares, warrants, capped call transactions and convertible senior notes. If dilutive, those potentially dilutive securities are reflected in diluted net income (loss) per share using the treasury stock method, except for the convertible senior notes, which are subject to the if-converted method.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2022 and 2021 (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic and diluted net income (loss) per share:

Numerator
Net income (loss)	$(34,352)	$14,448
Less: Net income (loss) attributable to noncontrolling interests	500	(110)
Basic net income (loss) attributable to common stockholders	(34,852)	14,558

Diluted net income (loss) attributable to common stockholders	(34,852)	14,558
Plus: Interest expense from assumed conversion of convertible senior notes	—	72
Net income (loss) attributable to common stockholders plus assumed conversions	$(34,852)	$14,630

Denominator
Shares used in computation of basic net income (loss) per share	29,862,879	29,028,489
Weighted-average effect of diluted securities
Restricted stock units	—	931,922
Performance share units and other stock-based compensation awards	—	109,419
Convertible senior notes due 2026	—	195,733
Shares used in computation of diluted net income (loss) per share	29,862,879	30,265,563

Basic net income (loss) per share:	$(1.17)	$0.50

Diluted net income (loss) per share:	$(1.17)	$0.48
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended March 31,
	2022	2021
Restricted stock units	2,047,783	172,015
Performance share units and other stock-based compensation awards	54,182	—
Convertible Senior notes due 2022 (1)	—	2,314,815
Convertible Senior notes due 2026 (1)	3,376,400	—
Warrants	—	2,314,815
Capped call transactions	3,376,400	195,733
Total	8,854,765	4,997,378
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
We had outstanding Market-based Performance Share Units as of March 31, 2022 and 2021 that were eligible to vest into shares of common stock subject to the achievement of specified performance or market conditions. Contingently-issuable shares are excluded from the computation of diluted income (loss) per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. As of March 31, 2022, there were up to 33,333 shares of common stock issuable upon vesting of outstanding Market-based Performance Share Units that were excluded from the table above as the performance or market conditions were not satisfied as of the end of the period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 13. SEGMENT INFORMATION
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
The following table summarizes revenue by reportable segment and category for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
North America
Service revenue:
Local	$96,921	$125,374
Goods	8,294	15,285
Travel	4,949	5,959
Total service revenue	110,164	146,618
Product revenue - Goods	—	626
Total North America revenue (1)	110,164	147,244

International
Service revenue:
Local	33,150	23,189
Goods	6,779	1,970
Travel	3,227	847
Total service revenue	43,156	26,006
Product revenue - Goods	—	90,567
Total International revenue (1)	$43,156	$116,573
(1)North America includes revenue from the United States of $108.8 million and $145.0 million for the three months ended March 31, 2022 and 2021. International includes revenue from the United Kingdom and France of $42.1 million and $28.5 million for the three months ended March 31, 2021. There were no other individual countries that represented more than 10% of consolidated total revenue for the three months ended March 31, 2022 and 2021. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes cost of revenue by reportable segment and category for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
North America
Service cost of revenue:
Local	$13,163	$12,948
Goods	1,459	2,229
Travel	1,295	1,241
Total service cost of revenue	15,917	16,418
Product cost of revenue - Goods	—	458
Total North America cost of revenue	15,917	16,876

International
Service cost of revenue:
Local	2,596	1,762
Goods	396	111
Travel	410	134
Total service cost of revenue	3,402	2,007
Product cost of revenue - Goods	—	77,951
Total International cost of revenue	$3,402	$79,958

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
North America
Revenue	$110,164	$147,244
Cost of revenue	15,917	16,876
Marketing	27,991	22,768
Contribution profit	66,256	107,600

International
Revenue	43,156	116,573
Cost of revenue	3,402	79,958
Marketing	11,425	10,898
Contribution profit	28,329	25,717

Consolidated
Revenue	153,320	263,817
Cost of revenue	19,319	96,834
Marketing	39,416	33,666
Contribution profit	94,585	133,317
Selling, general and administrative	126,420	127,143
Restructuring and related charges	312	7,422
Income (loss) from operations	$(32,147)	$(1,248)
The following table summarizes total assets by reportable segment as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Total assets:
North America (1)	$872,769	$964,523
International (1)	196,384	193,358
Consolidated total assets	$1,069,153	$1,157,881
(1)North America contains assets from the United States of $859.5 million and $951.8 million as of March 31, 2022 and December 31, 2021. International contained assets from the United Kingdom of $121.3 million and $126.0 million as of March 31, 2022 and December 31, 2021. There were no other individual countries that represented more than 10% of consolidated total assets as of March 31, 2022 and December 31, 2021.

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
Our strategy is to be the trusted local marketplace where customers go to buy local services and experiences. We plan to unlock value by improving our expense structure and offering more differentiated inventory. To improve our expense structure, we plan to streamline our technology platform and operating processes throughout the organization. To differentiate our inventory, we plan to expand our inventory in two innovative ways: uniquely curated inventory collections and a standalone marketplace experience for premium Beauty & Wellness experiences.
Currently, we generate service revenue from Local, Travel, and Goods categories. Service revenue primarily represents the net commissions earned from selling goods or services on behalf of third-party merchants. Service revenue is reported on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. We also earn commissions when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications.
In prior periods, we also generated product revenue from sales of our first-party Goods merchandise inventory. For product revenue transactions, we were the primary party responsible for providing the merchandise to the customer, we had inventory risk and we had discretion in establishing prices. As such, product revenue was reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, was recognized when the merchandise was delivered to the customer. We completed the transition to a third-party marketplace in North America in 2020, and in International in 2021.
COVID-19
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
Recovery from the COVID-19 pandemic has been and could continue to be volatile and prolonged given the unprecedented and continuously evolving nature of the situation and the emergence and spread of new variants. The future impact of COVID-19 on our business, results of operations, financial condition and liquidity is highly uncertain and will ultimately depend on future developments and our ability to respond to the changing environment, including the magnitude and duration of the pandemic and the protective measures taken to reduce its spread.
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
Operating Metrics
•Gross billings is the total dollar value of customer purchases of goods and services. Gross billings is presented net of customer refunds, order discounts and sales and related taxes. The substantial majority of our service revenue transactions are comprised of sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party merchant who will provide the related goods or services. For these transactions, gross billings differs from revenue reported in our condensed consolidated statements of operations, which is presented net of the merchant's share of the transaction price. As noted above in Overview, beginning in 2021 for our North America segment and 2022 for our International segment, gross billings from our Goods category is primarily reported on a net basis within service revenue. Gross billings is an indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings on service revenue transactions also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants. However, we are focused on achieving long-term gross profit and Adjusted EBITDA growth.
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
Our gross billings and units for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Gross billings	$460,684	$553,972
Units	12,666	17,803
Our active customers for the trailing twelve months ended March 31, 2022 and 2021 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2022	2021
TTM Active Customers (in thousands)	22,159	25,754

Financial Metrics
•Revenue is currently earned through service revenue transactions which we generate commissions by selling goods or services on behalf of third-party merchants. Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer for the offering less an agreed upon portion of the purchase price paid to the third-party merchant. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties. In prior periods, we generated product revenue from our sales of first-party Goods inventory. Our historical product revenue from these first-party transactions, which were direct sales of merchandise inventory, was the purchase price received from the customer. As noted above in Overview, beginning in 2021 for our North America segment and 2022 for our International segment, revenue from our Goods category is primarily reported on a net basis within service revenue.
•Gross profit reflects the net margin we earn after deducting our cost of revenue from our revenue. In prior periods for our International segment, there is a lack of comparability between product revenue, which is reported on a gross basis, and service revenue, which primarily consists of transactions reported on a net basis. Due to the lack of comparability of revenue generated from our Goods category in prior periods, we believe that gross profit is an important measure for evaluating our performance.
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
The following table presents the above financial metrics for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$153,320	$263,817
Gross profit	134,001	166,983
Adjusted EBITDA	(6,960)	30,372
Free cash flow	(91,165)	(58,445)
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
Factors Affecting Our Performance
Impact of COVID-19. During the COVID-19 pandemic, protective measures taken to control the spread of COVID-19 and changes in consumer behavior have had and continue to have a negative impact on our business, which relies on customers' purchases of local experiences, including events and activities, beauty and wellness, travel and dining. Recovery from the COVID-19 pandemic has been and could continue to be volatile and prolonged given the unprecedented and continuously-evolving nature of the situation and the emergence and spread of various variants. We also have been, and may continue to be, impacted by pandemic-related supply chain issues, staffing shortages and other transient issues that affect our merchants and continue to evolve during the pandemic recovery period.
We will continue to monitor the impact of COVID-19 on our business, particularly in markets where strict restrictions remain in place.
Attracting and retaining local merchants. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketplace offering.
Driving purchase frequency and re-engaging and retaining customers. As the global economy continues to recover from the pandemic, we are surfacing relevant inventory in order to drive purchase frequency and retain customers. We also continue to focus on expanding inventory through our three inventory products - deals with fewer restrictions, a lower discount inventory product called offers, and market rate supply. On the customer experience side, we continue to improve our websites and mobile applications; launch innovative products that remove friction from the customer journey and drive awareness to our supply; and grow our high-quality, repeatable inventory.

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Gross billings
Service gross billings:
Local	$249,290	$281,296	(11.4)%
Goods	36,608	69,142	(47.1)
Travel	24,014	31,460	(23.7)
Total service gross billings	309,912	381,898	(18.8)
Product gross billings - Goods	—	626	(100.0)
Total gross billings	$309,912	$382,524	(19.0)

Units
Local	6,181	8,266	(25.2)%
Goods	1,450	3,081	(52.9)
Travel	123	193	(36.3)
Total units	7,754	11,540	(32.8)
North America TTM active customers for the trailing twelve months ended March 31, 2022 and 2021 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2022	2021	% Change
TTM Active customers	13,991	15,204	(8.0)%
Comparison of the Three Months Ended March 31, 2022 and 2021:
North America gross billings, units, and TTM active customers decreased by $72.6 million, 3.8 million and 1.2 million for the three months ended March 31, 2022 compared with the prior year period. These declines were primarily attributable to a decrease in consumer demand in our Goods category and a decrease in consumer demand due to the new variant of COVID-19 in our Local category.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Revenue
Service revenue
Local	$96,921	$125,374	(22.7)%
Goods	8,294	15,285	(45.7)
Travel	4,949	5,959	(16.9)
Total service revenue	110,164	146,618	(24.9)
Product revenue - Goods	—	626	(100.0)
Total revenue	$110,164	$147,244	(25.2)

Cost of revenue
Service cost of revenue
Local	$13,163	$12,948	1.7%
Goods	1,459	2,229	(34.5)
Travel	1,295	1,241	4.4
Total service cost of revenue	15,917	16,418	(3.1)
Product cost of revenue - Goods	—	458	(100.0)
Total cost of revenue	$15,917	$16,876	(5.7)

Gross profit
Service gross profit
Local	$83,758	$112,426	(25.5)%
Goods	6,835	13,056	(47.6)
Travel	3,654	4,718	(22.6)
Total service gross profit	94,247	130,200	(27.6)
Product gross profit - Goods	—	168	(100.0)
Total gross profit	$94,247	$130,368	(27.7)

Service margin (1)	35.5%	38.4%

% of Consolidated revenue	71.9%	55.8%
% of Consolidated cost of revenue	82.4	17.4
% of Consolidated gross profit	70.3	78.1
(1)     Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended March 31, 2022 and 2021:
North America revenue, cost of revenue and gross profit decreased by $37.1 million, $1.0 million and $36.1 million for the three months ended March 31, 2022 compared with the prior year period. The revenue and gross profit declines were primarily attributable to lower Local and Goods gross billings.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America contribution profit for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Marketing	$27,991	$22,768	22.9%
% of Gross profit	29.7%	17.5%

Contribution profit	$66,256	$107,600	(38.4)%
Comparison of the Three Months Ended March 31, 2022 and 2021:
North America marketing expense and marketing expense as a percentage of gross profit increased for the three months ended March 31, 2022 compared with the prior year period driven primarily by increased investment in an effort to drive both consumer awareness and demand.
North America contribution profit decreased for the three months ended March 31, 2022 compared with the prior year period primarily due to a decrease in gross profit and higher marketing expense.
International
Operating Metrics
International segment gross billings and units for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Gross billings
Service gross billings:
Local	$99,660	$69,674	43.0%
Goods	35,350	7,748	NM
Travel	15,762	3,459	NM
Total service gross billings	150,772	80,881	86.4
Product gross billings - Goods	—	90,567	(100.0)
Total gross billings	$150,772	$171,448	(12.1)

Units
Local	3,329	2,091	59.2%
Goods	1,471	4,121	(64.3)
Travel	112	51	119.6
Total units	4,912	6,263	(21.6)
International TTM active customers for the trailing twelve months ended March 31, 2022 and 2021 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2022	2021	% Change
TTM Active customers	8,168	10,550	(22.6)%
Comparison of the Three Months Ended March 31, 2022 and 2021:
International gross billings, units and TTM active customers decreased by $20.7 million, 1.4 million and 2.4 million for the three months ended March 31, 2022 compared with the prior year period. These declines were primarily attributable to a de-emphasis on our Goods category, partially offset by higher demand in our Local category and improved customer refund levels. In addition, there was a $9.3 million unfavorable impact from year-over-year changes in foreign currency exchange rates.
Financial Metrics
International segment revenue, cost of revenue and gross profit for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Revenue
Service revenue:
Local	$33,150	$23,189	43.0%
Goods	6,779	1,970	NM
Travel	3,227	847	NM
Total service revenue	43,156	26,006	65.9
Product revenue - Goods	—	90,567	(100.0)
Total revenue	$43,156	$116,573	(63.0)

Cost of revenue
Service cost of revenue:
Local	$2,596	$1,762	47.3%
Goods	396	111	NM
Travel	410	134	NM
Total service cost of revenue	3,402	2,007	69.5
Product cost of revenue - Goods	—	77,951	(100.0)
Total cost of revenue	$3,402	$79,958	(95.7)

Gross profit
Service gross profit:
Local	$30,554	$21,427	42.6%
Goods	6,383	1,859	NM
Travel	2,817	713	NM
Total service gross profit	39,754	23,999	65.6
Product gross profit - Goods	—	12,616	(100.0)
Total gross profit	$39,754	$36,615	8.6

Service margin (1)	28.6%	32.2%

% of Consolidated revenue	28.1%	44.2%
% of Consolidated cost of revenue	17.6	82.6
% of Consolidated gross profit	29.7	21.9
(1)     Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended March 31, 2022 and 2021
International revenue and cost of revenue decreased by $73.4 million and $76.6 million for the three months ended March 31, 2022 compared with the prior year period. Those decreases were primarily due to the transition of Goods to a third-party marketplace model. This decline was partially offset by an increase Local gross billings and improved customer refund levels. Revenue also had an unfavorable impact of $2.6 million from year-over-year changes in foreign currency exchange rates.
International gross profit increased by $3.1 million for the three months ended March 31, 2022 compared with the prior year period primarily driven by an increase in Local gross billings and improved customer refund levels, partially offset by lower Goods gross billings.

Marketing and Contribution Profit
International marketing and contribution profit for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Marketing	$11,425	$10,898	4.8%
% of Gross profit	28.7%	29.8%

Contribution profit	$28,329	$25,717	10.2%
Comparison of the Three Months Ended March 31, 2022 and 2021:
International marketing expense increased for the three months ended March 31, 2022 compared with the prior year period primarily due to an increase in investment in an effort to drive both consumer awareness and demand. Marketing expense as a percentage of gross profit remained largely flat.
The increase in International contribution profit for the three months ended March 31, 2022 compared with the prior year period was primarily attributable to a $3.1 million increase in gross profit as described above, partially offset by higher marketing expense.
Consolidated Operating Expenses
Operating expenses for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Marketing	$39,416	$33,666	17.1%
Selling, general and administrative	126,420	127,143	(0.6)
Restructuring and related charges	312	7,422	(95.8)
Total operating expenses	$166,148	$168,231	(1.2)

% of Gross profit:
Marketing	29.4%	20.2%
Selling, general and administrative	94.3%	76.1%
Comparison of the Three Months Ended March 31, 2022 and 2021:
Marketing expense and marketing expense as a percentage of gross profit increased for the three months ended March 31, 2022 compared with the prior year period due to an increase in investment in an effort to drive both consumer awareness and demand.
SG&A remained largely flat and SG&A as a percentage of gross profit increased for the three months ended March 31, 2022 compared with the prior year. SG&A as a percentage of gross profit increased primarily due to consolidated gross profit decreasing, as discussed above.
Restructuring and related charges decreased for the three months ended March 31, 2022 compared with the prior year period as the actions from our restructuring plan were substantially completed by December 31, 2021. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments, loss on extinguishment of debt and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Other income (expense), net for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Other income (expense), net	$(4,880)	$18,123
Comparison of the Three Months Ended March 31, 2022 and 2021:
The change in Other income (expense), net for the three months ended March 31, 2022 as compared with the prior year period is primarily related to a $25.4 million change in foreign currency gains and losses.
Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Provision (benefit) for income taxes	$(2,675)	$2,427	NM
Effective tax rate	7.2%	14.4%
Comparison of the Three Months Ended March 31, 2022 and 2021:
The effective tax rates for the three months ended March 31, 2022 and 2021 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The three months ended March 31, 2021 were also impacted by the benefit of non-taxable items and the U.S. research and development tax credit. For the three months ended March 31, 2021, we had a full valuation recorded against the U.S. federal and state deferred tax assets. We recorded a partial valuation allowance release in Q4 2021. For the three months ended March 31, 2022, we continue to maintain a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we are not expecting to be able to realize. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP performance measure that we define as Income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and other special charges and credits, including items that are unusual in nature or infrequently occurring. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. However, Adjusted EBITDA is not intended to be a substitute for Income (loss) from continuing operations.
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three months ended March 31, 2022 and 2021, special charges and credits included charges related to our restructuring plan. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Net income (loss), for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(34,352)	$14,448
Adjustments:
Stock-based compensation	7,506	7,179
Depreciation and amortization	17,369	17,019
Restructuring and related charges	312	7,422
Other (income) expense, net (1)	4,880	(18,123)
Provision (benefit) for income taxes	(2,675)	2,427
Total adjustments	27,392	15,924
Adjusted EBITDA	$(6,960)	$30,372
(1)Includes a $32.2 million cumulative foreign currency translation adjustment gain that was reclassified into earnings for the three months ended March 31, 2021 as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions. Refer to Item 1, Note 9, Restructuring and Related Charges.
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
The following table represents the effect on our condensed consolidated statements of operations from changes in exchange rates versus the U.S. dollar for the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31, 2022
	At Avg. Q1 2021 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$470,014	$(9,330)	$460,684
Revenue	155,965	(2,645)	153,320
Cost of revenue	19,531	(212)	19,319
Gross profit	136,434	(2,433)	134,001
Marketing	40,189	(773)	39,416
Selling, general and administrative	129,442	(3,022)	126,420
Restructuring and related charges	289	23	312
Income (loss) from operations	(33,486)	1,339	(32,147)
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and cash balances, which primarily consist of bank deposits and government money market funds. As of March 31, 2022, cash and cash equivalents, including outstanding borrowings under the Amended Credit Agreement, were $403.0 million.
Our net cash flows from operating, investing and financing activities from continuing operations for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash provided by (used in):
Operating activities	$(78,164)	$(46,405)
Investing activities	(13,916)	(12,744)
Financing activities	(2,964)	62,618
Our free cash flow for the three months ended March 31, 2022 and 2021 and a reconciliation to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities from continuing operations	$(78,164)	$(46,405)
Purchases of property and equipment and capitalized software	(13,001)	(12,040)
Free cash flow	$(91,165)	$(58,445)

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
Net cash provided by (used in) operating activities
For the three months ended March 31, 2022, our net cash used in operating activities was $78.2 million, as compared with $34.4 million net loss. That difference is primarily attributable to a $68.7 million net decrease from changes in working capital, which was primarily related to seasonal timing of payments to merchants and suppliers and the impact of COVID-19 of lower cash inflows from bookings, and other non-current assets and liabilities, partially offset by non-cash items, including depreciation and amortization and stock-based compensation.
For the three months ended March 31, 2021, our net cash used in operating activities was $46.4 million, as compared with a $14.4 million net income. That difference is primarily due to a $53.1 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was related to seasonal timing of payments to inventory suppliers and the impact of COVID-19. The difference between our net cash used in operating activities and our net income from continuing operations is also due to $7.7 million of non-cash items, including a $32.2 million foreign currency translation gain that was reclassified into earnings due to our substantial liquidation of our subsidiary in Japan partially offset by depreciation and amortization and stock-based compensation.
Net cash provided by (used in) investing activities
For the three months ended March 31, 2022, our net cash used in investing activities was $13.9 million, which included purchases of property and equipment and capitalized software of $13.0 million.
For the three months ended March 31, 2021, our net cash used in investing activities was $12.7 million, which included purchases of property and equipment and capitalized software of $12.0 million.
Net cash provided by (used in) financing activities
For the three months ended March 31, 2022, our net cash used in financing activities was $3.0 million, which included $2.5 million in taxes paid related to net share settlements of stock-based compensation awards.
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
In July 2020, we entered into an amendment to the revolving credit agreement (the "First Amendment") which permanently reduces borrowing capacity under our senior secured revolving credit facility from $400.0 million to $225.0 million. In March 2021, we entered into a second amendment to the revolving credit agreement (the "Second Amendment" and the revolving credit agreement as amended, the "Amended Credit Agreement") to, amongst other things, permit the issuance of the 2026 Notes and related capped call transactions. We were in compliance with the applicable covenants as of March 31, 2022 based on the borrowings outstanding under our Amended Credit Agreement. However, our access to the full capacity of our Amended Credit Agreement is partially restricted and our liquidity is impacted accordingly. In the future, we may be required to repay amounts borrowed, which could further impact our liquidity. In addition, if we are not able to comply with these covenants, we may need to seek covenant relief in the future. See Item 1, Note 5, Financing Arrangements for additional information.

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
As of March 31, 2022, we had $69.7 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of March 31, 2022, $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2022 did not materially change from the amounts set forth in our 2021 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2022.
Significant Accounting Policies and Critical Accounting Estimates
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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Part II, Item 8, Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, refer to the critical accounting estimates under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Standards
There are no accounting standards that have been issued but not yet adopted that are expected to have a material impact on our condensed consolidated financial statements.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three months ended March 31, 2022, we derived approximately 28.1% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of March 31, 2022 and December 31, 2021.
As of March 31, 2022, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $36.5 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $3.7 million. This compares with a $69.2 million working capital deficit subject to foreign currency exposure as of December 31, 2021, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $6.9 million.
Interest Rate Risk
Our cash balance as of March 31, 2022 consists of bank deposits and government money market funds, so exposure to market risk for changes in interest rates is limited. In March and April 2021, we issued the 2026 Notes with an aggregate principal amount of $230.0 million (see Item 1, Note 5, Financing Arrangements). The 2026 Notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes along with other variables such as our credit spreads and the market price and volatility of our common stock. Our Amended Credit Agreement provides for aggregate principal borrowings of up to $225.0 million. As of March 31, 2022, we had $100.0 million of borrowings outstanding and $25.0 million of outstanding letters of credit under the Amended Credit Agreement. See Item 2, Liquidity and Capital Resources, for additional information. Because borrowings under the Amended Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended Credit Agreement. We have $83.0 million of lease obligations as of March 31, 2022. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Inflation Risk
In light of the current inflationary environment, our business is being affected by limitations on our merchants' and customers' discretionary spend. Our costs are subject to inflationary pressures, which we expect to continue, and if those pressures become significant, we may not be able to offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Based on this evaluation, our management concluded that, as of March 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, except as supplemented and updated below:
Our international operations are subject to varied and evolving sociopolitical conditions as well as commercial, employment and regulatory challenges, and our inability to adapt to the diverse and changing landscapes of our international markets may adversely affect our business.
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
•disruptions and instability in the international markets in which we operate, including Poland, as a result of the invasion and ongoing conflict in Ukraine;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2022, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of March 31, 2022, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following table provides information about purchases of shares of our common stock during the three months ended March 31, 2022 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2022	77,646	$22.89	—	—
February 1-28, 2022	10,226	23.76	—	—
March 1-31, 2022	30,717	18.78	—	—
Total	118,589	$21.90	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
Appointment of Chief Accounting Officer

On May 9, 2022, the Company announced that Kerrie Dvorak, currently the Company’s Interim Chief Accounting Officer, has been appointed as the Company’s Chief Accounting Officer, effective immediately.
Ms. Dvorak, age 39, has served as the Company’s Interim Chief Accounting Officer since September 2021. She previously served in various roles at the Company, including as the Company’s Senior Director of Corporate Accounting since July 1, 2020, Director of Corporate Accounting of the Company since April 1, 2019, Senior Manager of Corporate Accounting of the Company since September 1, 2017 and Technical Accounting Manager of the Company since November 2014. Prior to joining Groupon, Ms. Dvorak served in a variety of roles at GATX Corporation (NYSE: GATX), from June 2011 to November 2014, and prior to that, held accounting positions at Deerfield Capital Management, KPMG and BKD CPAs & Advisors.
In connection with her appointment as Chief Accounting Officer, Ms. Dvorak will receive an annual base salary of $285,000, and she will be eligible for an annual performance bonus with a target amount of 40% of base salary, provided, however, that for fiscal year 2022, Ms. Dvorak’s annual performance bonus will be guaranteed at a minimum of 40% of base salary. Ms. Dvorak will no longer receive a monthly stipend of $10,000, which she received for each month (for the full or partial month) she served as Interim Chief Accounting Officer. In addition, Ms. Dvorak will receive an award of Restricted Stock Units (“RSUs”) under the Groupon, Inc. 2011 Incentive Plan, as amended (the “Incentive Plan”), with an aggregate value of $250,000. Such award is in addition to Ms. Dvorak’s regular course equity award in connection with the Company’s annual compensation review process. The actual number of RSUs will be calculated using the average closing price of the Company's common stock in May 2022. Ms. Dvorak’s RSU award will vest in varying amounts beginning in May 2023 until May 2025, subject to Ms. Dvorak’s continued employment with the Company on each vesting date.
For as long as Ms. Dvorak serves as the Company’s Chief Accounting Officer, in the event that Ms. Dvorak’s employment is terminated without cause or for good reason in connection with a change in control of the Company, she will receive severance benefits equal to (i) 12 months of her salary and 12 months of her COBRA premiums and (ii) the accelerated vesting of 50% of her outstanding equity awards.

There are no family relationships between Ms. Dvorak and any of the directors or executive officers of the Company, and there are no transactions in which Ms. Dvorak has an interest requiring disclosure under Item 404(a) of Regulation S-K. There is no arrangement or understanding between Ms. Dvorak and any other person pursuant to which Ms. Dvorak was appointed as an officer of the Company.
Named Executive Officer Compensation

On May 9, 2022, the Compensation Committee (the “Compensation Committee”) of the Board in connection with its annual compensation review process approved equity awards of restricted stock units (“RSUs”) under the Groupon, Inc. 2011 Incentive Plan, as amended, for named executive officers in amounts and on terms consistent with prior practice (except as described below with respect to the Interim Chief Financial Officer). Other than as set forth below, there are no changes to the base salaries and target bonus amounts of the Company’s named executive officers for 2022.
Mr. Schmitz, the Company’s Interim Chief Financial Officer, will receive an award of RSUs under the Incentive Plan, with an aggregate value of $1,487,500. The actual number of RSUs will be calculated using the average closing price of the Company's common stock in May 2022. Mr. Schmitz’s RSU award will vest in varying amounts beginning in May 2023 until May 2025, subject to Mr. Schmitz’s continued employment with the Company on each vesting date.
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
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May 2022.

GROUPON, INC.
By:	/s/ Damien Schmitz
	Name:	Damien Schmitz
	Title:	Interim Chief Financial Officer