Form 10-Q
period 2022-06-30
Groupon, Inc.
filed 2022-08-08
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Yes ☐        No  ☒
As of August 3, 2022, there were 30,274,399 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, effects of the ongoing COVID-19 pandemic or other pandemics or disease outbreaks on our business; our ability to execute, and achieve the expected benefits of, our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability resulting from the conflict in Ukraine; global economic uncertainty, including as a result of the inflationary environment; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive team and other qualified personnel; customer and merchant fraud; payment-related risks; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax legislation; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our convertible senior notes; our common stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our convertible senior notes; difficulties, delays or our inability to successfully complete all or part of the announced restructuring actions or to realize the operating efficiencies and other benefits of such restructuring actions; higher than anticipated restructuring charges or changes in the timing of such restructuring charges; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as well as in our Condensed Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$315,595	$498,726
Accounts receivable, net	44,924	36,755
Prepaid expenses and other current assets	50,018	52,570
Total current assets	410,537	588,051
Property, equipment and software, net	63,663	73,581
Right-of-use assets - operating leases, net	32,709	47,958
Goodwill	178,685	216,393
Intangible assets, net	20,752	24,310
Investments	119,541	119,541
Deferred income taxes	60,915	62,945
Other non-current assets	29,648	25,102
Total assets	$916,450	$1,157,881
Liabilities and equity
Current liabilities:
Short-term borrowings	$60,000	$100,000
Accounts payable	27,904	22,165
Accrued merchant and supplier payables	208,460	269,509
Accrued expenses and other current liabilities	197,572	239,313
Total current liabilities	493,936	630,987
Convertible senior notes, net	224,160	223,403
Operating lease obligations	44,739	58,747
Other non-current liabilities	31,530	34,448
Total liabilities	794,365	947,585
Commitments and contingencies (see Note 6)
Stockholders' equity
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 40,482,898 shares issued and 30,188,781 shares outstanding at June 30, 2022; 40,007,255 shares issued and 29,713,138 shares outstanding at December 31, 2021	4	4
Additional paid-in capital	2,308,176	2,294,215
Treasury stock, at cost, 10,294,117 shares at June 30, 2022 and December 31, 2021	(922,666)	(922,666)
Accumulated deficit	(1,282,947)	(1,156,868)
Accumulated other comprehensive income (loss)	19,374	(4,813)
Total Groupon, Inc. stockholders' equity	121,941	209,872
Noncontrolling interests	144	424
Total equity	122,085	210,296
Total liabilities and equity	$916,450	$1,157,881
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Service	$153,216	$206,161	$306,536	$378,785
Product	—	59,797	—	150,990
Total revenue	153,216	265,958	306,536	529,775
Cost of revenue:
Service	19,244	21,167	38,563	39,592
Product	—	50,848	—	129,257
Total cost of revenue	19,244	72,015	38,563	168,849
Gross profit	133,972	193,943	267,973	360,926
Operating expenses:
Marketing	29,372	43,720	68,788	77,386
Selling, general and administrative	123,938	137,969	250,358	265,112
Goodwill impairment	35,424	—	35,424	—
Long-lived asset impairment	8,811	—	8,811	—
Restructuring and related charges	2,939	14,245	3,251	21,667
Total operating expenses	200,484	195,934	366,632	364,165
Income (loss) from operations	(66,512)	(1,991)	(98,659)	(3,239)
Other income (expense), net	(21,340)	(2,927)	(26,220)	15,196
Income (loss) from operations before provision (benefit) for income taxes	(87,852)	(4,918)	(124,879)	11,957
Provision (benefit) for income taxes	2,398	(1,789)	(277)	638
Net income (loss)	(90,250)	(3,129)	(124,602)	11,319
Net (income) loss attributable to noncontrolling interests	(977)	(253)	(1,477)	(143)
Net income (loss) attributable to Groupon, Inc.	$(91,227)	$(3,382)	$(126,079)	$11,176

Net income (loss) per share:
Basic	$(3.04)	$(0.12)	$(4.21)	$0.38
Diluted	$(3.04)	$(0.12)	$(4.21)	$0.37

Weighted average number of shares outstanding:
Basic	30,039,233	29,273,806	29,952,018	29,139,930
Diluted	30,039,233	29,273,806	29,952,018	30,120,851

Comprehensive income (loss):
Net income (loss)	$(90,250)	$(3,129)	$(124,602)	$11,319
Other comprehensive income (loss):
Net change in unrealized gain (loss) on foreign currency translation adjustments	20,818	(3,331)	24,187	(53,123)
Reclassification of cumulative foreign currency translation adjustments (See Note 9)	—	56	—	32,284
Other comprehensive income (loss)	20,818	(3,275)	24,187	(20,839)

Comprehensive income (loss)	(69,432)	(6,404)	(100,415)	(9,520)
Comprehensive (income) loss attributable to noncontrolling interest	(977)	(253)	(1,477)	(143)
Comprehensive income (loss) attributable to Groupon, Inc.	$(70,409)	$(6,657)	$(101,892)	$(9,663)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	40,007,255	$4	$2,294,215	(10,294,117)	$(922,666)	$(1,156,868)	$(4,813)	$209,872	$424	$210,296
Comprehensive income (loss)	—	—	—	—	—	(34,852)	3,369	(31,483)	500	(30,983)
Vesting of restricted stock units and performance share units	308,152	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	30,022	—	591	—	—	—	—	591	—	591
Tax withholdings related to net share settlements of stock-based compensation awards	(118,589)	—	(2,597)	—	—	—	—	(2,597)	—	(2,597)
Stock-based compensation on equity-classified awards	—	—	8,349	—	—	—	—	8,349	—	8,349
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(814)	(814)
Balance at March 31, 2022	40,226,840	$4	$2,300,558	(10,294,117)	$(922,666)	$(1,191,720)	$(1,444)	$184,732	$110	$184,842
Comprehensive income (loss)	—	—	—	—	—	(91,227)	20,818	(70,409)	977	(69,432)
Vesting of restricted stock units and performance share units	407,426	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(151,368)	—	(2,166)	—	—	—	—	(2,166)	—	(2,166)
Stock-based compensation on equity-classified awards	—	—	9,784	—	—	—	—	9,784	—	9,784
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(943)	(943)
Balance at June 30, 2022	40,482,898	$4	$2,308,176	(10,294,117)	$(922,666)	$(1,282,947)	$19,374	$121,941	$144	$122,085
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	39,142,896	$4	$2,348,114	(10,294,117)	$(922,666)	$(1,320,886)	$3,109	$107,675	$(1)	$107,674
Cumulative effect of change in accounting principle due to adoption of ASU 2020-06, net of tax (see Note 1)	—	—	(64,319)	—	—	45,350	—	(18,969)	—	(18,969)
Comprehensive income (loss)	—	—	—	—	—	14,558	(17,564)	(3,006)	(110)	(3,116)
Vesting of restricted stock units and performance share units	308,954	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	23,418	—	349	—	—	—	—	349	—	349
Tax withholdings related to net share settlements of stock-based compensation awards	(122,931)	—	(4,901)	—	—	—	—	(4,901)	—	(4,901)
Purchase of capped call transactions	—	—	(23,840)	—	—	—	—	(23,840)	—	(23,840)
Stock-based compensation on equity-classified awards	—	—	8,387	—	—	—	—	8,387	—	8,387
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	36	36
Balance at March 31, 2021	39,352,337	$4	$2,263,790	(10,294,117)	$(922,666)	$(1,260,978)	$(14,455)	$65,695	$(75)	$65,620
Comprehensive income (loss)	—	—	—	—	—	(3,382)	(3,275)	(6,657)	253	(6,404)
Vesting of restricted stock units and performance share units	707,372	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(254,466)	—	(11,716)	—	—	—	—	(11,716)	—	(11,716)
Settlement of convertible note hedges	—	—	3,061	—	—	—	—	3,061	—	3,061
Settlement of warrants	—	—	(1,752)	—	—	—	—	(1,752)	—	(1,752)
Purchase of capped call transactions	—	—	(3,576)	—	—	—	—	(3,576)	—	(3,576)
Stock-based compensation on equity-classified awards	—	—	10,501	—	—	—	—	10,501	—	10,501
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	102	102
Balance at June 30, 2021	39,805,243	$4	$2,260,308	(10,294,117)	$(922,666)	$(1,264,360)	$(17,730)	$55,556	$280	$55,836
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income (loss)	$(124,602)	$11,319
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	29,558	31,430
Amortization of acquired intangible assets	4,305	4,560
Impairment of goodwill	35,424	—
Impairment of long-lived assets	8,811	—
Restructuring-related impairment	1,180	—
Stock-based compensation	16,078	16,917
Foreign currency translation adjustments reclassified into earnings	—	(32,284)
Change in assets and liabilities:
Accounts receivable	(10,233)	5,404
Prepaid expenses and other current assets	590	(4,603)
Right-of-use assets - operating leases	9,258	11,055
Accounts payable	6,073	7,121
Accrued merchant and supplier payables	(54,905)	(117,549)
Accrued expenses and other current liabilities	(36,067)	(6,737)
Operating lease obligations	(13,831)	(16,177)
Other, net	20,005	8,774
Net cash provided by (used in) operating activities	(108,356)	(80,770)
Investing activities
Purchases of property and equipment and capitalized software	(22,149)	(24,460)
Proceeds from sale or divestment of investment	—	4,245
Acquisitions of intangible assets and other investing activities	(1,546)	(1,752)
Net cash provided by (used in) investing activities	(23,695)	(21,967)
Financing activities
Proceeds from issuance of 2026 convertible notes	—	230,000
Proceeds from (payments of) borrowings under revolving credit agreement	(40,000)	(100,000)
Issuance costs for 2026 convertible notes and revolving credit agreement	—	(7,914)
Purchase of capped call transactions	—	(27,416)
Payments for the repurchase of Atairos convertible notes	—	(254,000)
Proceeds from the settlement of convertible note hedges	—	2,315
Payments for the settlement of warrants	—	(1,345)
Taxes paid related to net share settlements of stock-based compensation awards	(4,703)	(16,147)
Payments of finance lease obligations	(435)	(4,008)
Other financing activities	(1,166)	94
Net cash provided by (used in) financing activities	(46,304)	(178,421)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,708)	(4,016)
Net increase (decrease) in cash, cash equivalents and restricted cash	(183,063)	(285,174)
Cash, cash equivalents and restricted cash, beginning of period (1)	499,483	851,085
Cash, cash equivalents and restricted cash, end of period (1)	$316,420	$565,911

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,428	$11,251
Income tax payments	3,611	6,446
Supplemental cash flow information on our leasing obligations:
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,706	$—

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(1)The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of June 30, 2022, December 31, 2021, June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$315,595	$498,726	$565,033	$850,587
Restricted cash included in prepaid expenses and other current assets	825	757	878	498
Cash, cash equivalents and restricted cash	$316,420	$499,483	$565,911	$851,085
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
Our operations are organized into two segments: North America and International. See Note 13, Segment Information.
COVID-19 Pandemic and Macroeconomic Conditions
The COVID-19 pandemic has changed the environment that our business operates in, which includes changes in consumer behavior and macroeconomic impacts affecting both us and our merchants. Although global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time. Impacts to our operations may be caused by macroeconomic trends such as the ongoing COVID-19 pandemic, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior. The full extent of the impact of both the COVID-19 pandemic and recent macroeconomic trends on our business, operations and financial results will depend on numerous evolving factors. We continue to monitor the pandemic and other macroeconomic trends and the potential impacts they may have on our future financial position, results of operations and cash flows. See Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
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
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of Groupon, Inc. and its wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control and variable interest entities for which we are the primary beneficiary. In July 2022, we extended our arrangement through July 2025 with the strategic partner in the variable interest entity that we consolidate. All intercompany accounts and transactions have been eliminated in consolidation. Outside stockholders' interests in subsidiaries are shown on the Condensed Consolidated Financial Statements as Noncontrolling interests. Investments in entities in which we do not have a controlling financial interest are accounted for at fair value, as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.

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
NOTE 2. GOODWILL AND LONG-LIVED ASSETS
During the first quarter of 2022, we determined the impact to our business from the new variant of COVID-19 required us to evaluate our goodwill and long-lived assets for impairment and in the second quarter of 2022, we determined a downward revision of our forecast required us to evaluate our goodwill and long-lived assets for impairment. In order to evaluate goodwill and long-lived assets for impairment, we compared the fair values of our two reporting units, North America and International, and asset groups to their carrying values. In determining the fair values of our reporting units and asset groups, we used the discounted cash flow method under the income approach that uses Level 3 inputs. As a result of the interim quantitative assessments of goodwill and long-lived assets, we did not identify any goodwill or long-lived asset impairment for the three months ended March 31, 2022. For the three and six months ended June 30, 2022, we recognized $35.4 million of goodwill impairment within our International reporting unit, representing a full impairment of goodwill for that reporting unit. We also recognized $8.8 million of long-lived asset impairment related to certain asset groups within our International segment for the three and six months ended June 30, 2022, which is recorded in Long-lived asset impairment in the Condensed Consolidated Statements of Operations. We also determined that the

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
carrying amount of certain right-of-use assets related to our 2020 restructuring plan were not fully recoverable and recognized impairment of $1.2 million within our International segment for the three and six months ended June 30, 2022, which is recorded in Restructuring and related charges in the Condensed Consolidated Statements of Operations. See Note 9, Restructuring and Related Charges, for additional information.
Goodwill
The following table summarizes goodwill activity by segment for the six months ended June 30, 2022 (in thousands):

	North America	International (1)	Consolidated
Balance as of December 31, 2021	$178,685	$37,708	$216,393
Impairment	—	(35,424)	(35,424)
Foreign currency translation	—	(2,284)	(2,284)
Balance as of June 30, 2022	$178,685	$—	$178,685
(1)As of December 31, 2021 and June 30, 2022, the International reporting unit had a negative carrying value.
Long-Lived Assets
The following table summarizes long-lived asset impairment by asset type for the three and six months ended June 30, 2022 (in thousands):

Three and Six Months Ended June 30, 2022
Property, equipment and software, net
Leasehold improvements	$1,632
Computer hardware	1,323
Other property, equipment and software, net	416
Total Property, equipment and software, net	3,371
Right-of-use assets - operating leases, net (1)	6,620
Total long-lived asset impairment	$9,991
(1)Includes right-of-use asset impairment of $1.2 million presented within Restructuring and related charges during the three and six months ended June 30, 2022. See Note 9, Restructuring and Related Charges, for more information.
The following table summarizes intangible assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$17,961	$12,827	$5,134	$19,976	$12,554	$7,422
Trade names	9,346	8,241	1,105	9,604	8,215	1,389
Patents	13,113	6,207	6,906	12,455	5,712	6,743
Other intangible assets	17,518	9,911	7,607	17,573	8,817	8,756
Total	$57,938	$37,186	$20,752	$59,608	$35,298	$24,310

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $2.1 million and $2.3 million for the three months ended June 30, 2022 and 2021 and $4.3 million and $4.6 million for the six months ended June 30, 2022 and 2021. As of June 30, 2022, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2022	$4,191
2023	7,330
2024	3,850
2025	2,373
2026	1,511
Thereafter	1,497
Total	$20,752
NOTE 3. INVESTMENTS
As of June 30, 2022 and December 31, 2021, our carrying value in other equity investments was $119.5 million and our available-for-sale securities and fair value option investments had a carrying value of zero. There were no changes in fair value of our investments for the three and six months ended June 30, 2022.
The following table summarizes our percentage ownership in our investments as of the dates noted below:

	June 30, 2022 and December 31, 2021
Other equity investments	1%	to	19%
Available-for-sale securities - redeemable preferred shares	1%	to	19%
Fair value option investments	10%	to	19%
Other Equity Investments
In July 2022, our non-controlling equity interest in SumUp Holdings S.a.r.l. ("SumUp") changed from 2.40% to 2.29%.
During the three months ended June 30, 2021, we sold our shares in an other equity investment and recognized a gain and total cash consideration of $4.2 million, which is presented in Other income (expense), net in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021.
NOTE 4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Other income (expense), net for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$1,458	$1,327	$2,773	$2,482
Interest expense	(3,206)	(5,473)	(6,089)	(10,589)
Changes in fair value of investments	—	4,245	—	4,245
Loss on extinguishment of debt	—	(5,090)	—	(5,090)
Foreign currency gains (losses), net and other (1)	(19,592)	2,064	(22,904)	24,148
Other income (expense), net	$(21,340)	$(2,927)	$(26,220)	$15,196
(1)Includes a $32.3 million cumulative foreign currency translation adjustment gain for the six months ended June 30, 2021 that was reclassified into earnings as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$22,437	$28,550
Income taxes receivable	12,571	7,711
Deferred cloud implementation cost	5,839	6,476
Other	9,171	9,833
Total prepaid expenses and other current assets	$50,018	$52,570
The following table summarizes Other non-current assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Deferred contract acquisition costs	$6,133	$7,080
Deferred cloud implementation costs	17,464	11,986
Other	6,051	6,036
Total other non-current assets	$29,648	$25,102
The following table summarizes Accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Refund reserve	$11,604	$19,601
Compensation and benefits	18,471	30,367
Accrued marketing	12,954	37,900
Restructuring-related liabilities	6,396	11,349
Customer credits	49,850	56,558
Deferred revenue	2,339	3,523
Operating and finance lease obligations	32,115	32,663
Other (1)	63,843	47,352
Total accrued expenses and other current liabilities	$197,572	$239,313
(1)Includes certain payroll taxes deferred under the Coronavirus Aid, Relief and Economic Security ("CARES") Act of $2.7 million as of June 30, 2022 and December 31, 2021. This amount is due by December 31, 2022.
The following table summarizes Other non-current liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Contingent income tax liabilities	$23,899	$24,213
Deferred income taxes	2,537	2,802
Other	5,094	7,433
Total other non-current liabilities	$31,530	$34,448

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 5. FINANCING ARRANGEMENTS
3.25% Convertible Senior Notes due 2022
In April 2016, we issued $250.0 million in aggregate principal amount of convertible senior notes (the "Atairos Notes") in a private placement to A-G Holdings, L.P. In May 2021, we repurchased the Atairos Notes for an aggregate purchase price equal to $255.0 million, consisting of the $250.0 million outstanding principal amount, $1.0 million of accrued interest through the repurchase date and a $4.0 million prepayment penalty. In connection with the repurchase of the Atairos Notes, we recognized a $5.1 million loss on the early extinguishment, which is presented in Other income (expense), net in the Condensed Consolidated Statement of Operations.
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
We account for the 2026 Notes as a single liability-classified instrument measured at amortized cost due to the adoption of ASU 2020-06. The carrying value of the 2026 Notes was determined by deducting transaction costs incurred in connection with the issuance of the 2026 Notes of $7.8 million from the principal amount. Those transaction costs were recorded as a debt discount in the Condensed Consolidated Balance Sheets and are amortized to interest expense. Together with the cash interest, this results in an effective interest rate of 1.83% over the term of the 2026 Notes. We have presented the 2026 Notes in Convertible senior notes, net in the accompanying Condensed Consolidated Balance Sheets.
The carrying amount of the 2026 Notes consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Principal amount	$230,000	$230,000
Less: debt discount	(5,840)	(6,597)
Net carrying amount of liability	$224,160	$223,403
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of June 30, 2022 and December 31, 2021 was $156.2 million and $183.3 million and was determined using a lattice model.
During the three and six months ended June 30, 2022 and 2021, we recognized interest costs on the 2026 Notes and the Atairos Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest	$647	$1,700	$1,294	$3,732
Amortization of debt discount	379	549	757	852
Total	$1,026	$2,249	$2,051	$4,584
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
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement which provided for aggregate principal borrowings of up to $400.0 million (prior to the amendments described below) and matures in May 2024. In July 2020, we entered into an amendment to the revolving credit agreement (the "First Amendment") which permanently reduces borrowing capacity under our senior secured revolving credit facility from $400.0 million to $225.0 million. In March 2021, we entered into a second amendment to the revolving credit agreement (the "Second Amendment" and the revolving credit agreement as amended, the "Amended Credit Agreement") to, among other things, permit the issuance of the 2026 Notes and related capped call transactions.
We deferred debt issuance costs of $3.5 million as a result of entering into the Amended Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the Condensed Consolidated Balance Sheet as of June 30, 2022 and are amortized to interest expense over the term of the respective agreement.
The Second Amendment permanently removed requirements that we maintain (i) a maximum senior secured indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio and (ii) unrestricted cash of not less than $250.0 million. The Second Amendment also changed the requirement to maintain a minimum fixed charge coverage ratio to a requirement to maintain a minimum interest coverage ratio. Access to our full borrowing capacity under the Amended Credit Agreement is partially restricted as of June 30, 2022 based on certain of our financial covenants. In particular, our borrowing capacity is a function of our Funded Indebtedness to EBITDA Ratio as defined in the Amended Credit Agreement.
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
As of June 30, 2022, we were in compliance with the covenants under our Amended Credit Agreement. Non-compliance with the covenants under the Amended Credit Agreement may result in termination of the commitments thereunder and then any outstanding borrowings may be declared due and payable immediately. We have the right to terminate the Amended Credit Agreement or reduce the available commitments at any time.
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
We repaid $40.0 million of outstanding borrowings under our revolving credit facility during the second quarter 2022. As of June 30, 2022, we had $60.0 million of outstanding borrowings and $23.4 million of outstanding letters of credit and $100.0 million of outstanding borrowings and $25.8 million of outstanding letters of credit as of December 31, 2021 under the Amended Credit Agreement.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments and future operating income under our operating subleases as of June 30, 2022 and through the date of this report, did not materially change from the amounts set forth in our 2021 Annual Report on Form 10-K.
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
On April 28, 2020, an individual plaintiff filed a securities fraud class action complaint in the United States District Court for the Northern District of Illinois, and in July 2020, another individual was appointed as lead plaintiff (the "Securities Lawsuit"). The lawsuit covers the time period from July 30, 2019 through February 18, 2020. The lead plaintiff alleges that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program. On May 6, 2022, the parties reached an agreement to settle this matter in its entirety for $13.5 million and signed a term sheet memorializing preliminary terms. On June 27, 2022, the Court granted preliminary approval of the settlement and set a final settlement hearing on October 13, 2022. If the settlement receives final approval, the Court will certify a class for the purposes of settlement and all class members will be barred from filing future claims unless they opt out of the class settlement through a court-established opt-out procedure. The full amount of the $13.5 million settlement is covered under Groupon's insurance policies and was paid into an escrow fund by Groupon’s insurance carriers on

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
July 26, 2022. The settlement accrual and insurance receivable are recorded in Accrued expenses and other current liabilities and Accounts receivable, net on the Condensed Consolidated Balance Sheets.
In addition, four shareholders have filed separate shareholder derivative lawsuits in relation to the same events that are subject to the securities litigation described above (collectively, the "Derivative Lawsuits"). First, on September 9, 2021, a shareholder named Jonathan Frankel filed a federal derivative lawsuit in the United States District Court for District of Delaware. Second, on January 19, 2022, a shareholder named Alyssa Estreen filed a derivative lawsuit in the Court of Chancery in the State of Delaware. Third, on January 24, 2022, a shareholder named Saman Khoury filed a derivative lawsuit, also in the Court of Chancery in the State of Delaware. Finally, on May 9, 2022, a shareholder named Moriah Anders filed a lawsuit, also in the Court of Chancery in the State of Delaware. All four lawsuits name Groupon and certain of the Company's former and current officers and directors. The allegations in all four Derivative Lawsuits relate to the same time period and events that are the subject of the Securities Lawsuit and allege that the Company and its shareholders have sustained damages as a result of the conduct of certain current and former officers and directors. The Plaintiffs in each of these Derivative Lawsuits seek unspecified damages they allege were sustained by the Company, injunctive and equitable relief and attorneys’ fees. All four matters are stayed pending the outcome of the securities litigation. We intend to vigorously defend these matters, which we believe to be without merit.
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
We establish an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and reasonably estimable. Those accruals represent management's best estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. For certain of the matters described above, there are inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim. However, we believe that the amount of reasonably possible losses in excess of the amounts accrued for those matters would not have a material adverse effect on our business, Condensed Consolidated Financial Statements, results of operations or cash flows. Our accrued liabilities for loss contingencies related to legal and

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation and other regulatory matters can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of June 30, 2022. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of June 30, 2022 is approximately $11.7 million.
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
NOTE 7. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
Groupon, Inc. Incentive Plan
In August 2011, we established the Groupon, Inc. 2011 Incentive Plan, as amended and restated (the "2011 Plan"), under which options, RSUs and performance stock units for up to 11,875,000 shares of common stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee of the Board. As of June 30, 2022, 3,175,925 shares of common stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The restricted stock units granted under the Groupon, Inc. Stock Plans (the "Plans") generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes restricted stock unit activity under the Plans for the six months ended June 30, 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2021	2,205,235	$31.06
Granted	1,949,064	20.17
Vested	(695,084)	35.85
Forfeited	(275,517)	30.70
Unvested at June 30, 2022	3,183,698	$23.33
As of June 30, 2022, $63.3 million of unrecognized compensation costs related to unvested restricted stock units are expected to be recognized over a remaining weighted-average period of 1.35 years.
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
During the six months ended June 30, 2022, 20,494 shares of our common stock were issued upon vesting of Performance Share Units granted in 2020 and prior based on the Board's certification of our financial and operational metrics for the year ended December 31, 2020. The weighted average grant date fair value of those shares was $31.97 per share. As of June 30, 2022, we have recognized substantially all expense related to the 17,269 unvested Performance Share Units and the 33,333 unvested Market-based Performance Share Units.
NOTE 8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three and six months ended June 30, 2022 and 2021.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the six months ended June 30, 2022 (in thousands):

Customer Credits
Balance as of December 31, 2021	$56,558
Credits issued	75,502
Credits redeemed (1)	(69,616)
Breakage revenue recognized	(11,821)
Foreign currency translation	(773)
Balance as of June 30, 2022	$49,850
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, deferred contract acquisition costs were $6.9 million and $8.0 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $2.7 million and $2.6 million of deferred contract acquisition costs for the three months ended June 30, 2022 and 2021, and $5.6 million and $5.2 million for the six months ended June 30, 2022 and 2021.
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
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the six months ended June 30, 2022 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2021	$7,974
Change in provision	(1,114)
Write-offs	(934)
Foreign currency translation	(478)
Balance as of June 30, 2022	$5,448
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We recognized variable consideration from unredeemed vouchers that were sold in a prior period of $4.3 million and $10.2 million for the three months ended June 30, 2022 and 2021, and $3.0 million and $13.0 million for the six months ended June 30, 2022 and 2021. We have also observed redemption rates lower than our historical estimates for vouchers sold at the onset of the COVID-19 pandemic, the substantial majority of which reached expiration during the year ended December 31, 2021. Although redemption rates for vouchers sold in more recent periods have improved, the impact of COVID-19 on redemption behavior in future periods is still uncertain. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements.
NOTE 9. RESTRUCTURING AND RELATED CHARGES
In April 2020, the Board approved a multi-phase restructuring plan related to our previously announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. We have incurred total pretax charges of $110.0 million since the inception of the restructuring plan.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
The following tables summarize costs incurred by segment related to the restructuring plan for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$—	$86	$818	$904
International	473	24	1,538	2,035
Consolidated	$473	$110	$2,356	$2,939

	Three Months Ended June 30, 2021
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$(10)	$424	$623	$1,037
International	12,605	50	553	13,208
Consolidated	$12,595	$474	$1,176	$14,245

	Six Months Ended June 30, 2022
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$1	$130	$1,174	$1,305
International	184	61	1,701	1,946
Consolidated	$185	$191	$2,875	$3,251

	Six Months Ended June 30, 2021
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$432	$1,231	$1,364	$3,027
International	19,065	28	(453)	18,640
Consolidated	$19,497	$1,259	$911	$21,667
As a part of our restructuring plan, we terminated or modified several of our leases. In other cases we vacated our leased facilities, and some of those facilities are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases. We recognized $1.2 million in impairment related to those leases during the three and six months ended June 30, 2022. See Note 2, Goodwill and Long-Lived Assets, for additional information. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our restructuring plan are presented within Restructuring and related charges in the Condensed Consolidated Statements of Operations. The current

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
and non-current liabilities associated with these leases continue to be presented within Other current liabilities and Operating lease obligations in the Condensed Consolidated Balance Sheets.
The following table summarizes restructuring liability activity (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2021	11,038	311	11,349
Charges payable in cash	185	191	376
Cash payments	(4,534)	(145)	(4,679)
Foreign currency translation	(591)	(59)	(650)
Balance as of June 30, 2022 (1)	$6,098	$298	$6,396
(1)Substantially all of the remaining cash payments for these costs are expected to be disbursed through 2022.
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure to align with our go-forward business and financial objectives (the “2022 Cost Savings Plan”). The 2022 Cost Savings Plan included a restructuring plan, approved by our Board on August 5, 2022 (the “2022 Restructuring Plan”). The first phase of the 2022 Restructuring Plan is expected to include an overall reduction of approximately 500 positions globally, with the majority of these reductions expected to occur by the end of 2022 and the remainder in early 2023. In connection with these actions, we expect to record total pre-tax charges of $10.0 million to $20.0 million. Substantially all of the pre-tax charges are expected to be paid in cash and will relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We expect to begin the next phase of our restructuring actions under this plan in 2023, and we anticipate these actions will include a focus on reducing our technology platform costs following the completion of our transition to the cloud.
NOTE 10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and income (loss) from operations before provision (benefit) for income taxes for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision (benefit) for income taxes	$2,398	$(1,789)	$(277)	$638
Income (loss) from operations before provision (benefit) for income taxes	(87,852)	(4,918)	(124,879)	11,957
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three and six months ended June 30, 2022 and 2021 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The three and six months ended June 30, 2022 were also impacted by the reduction to our estimated annual tax rate due to an increase in expected annual losses. The three and six months ended June 30, 2021 were also impacted by the benefit of non-taxable items and the U.S. research and development tax credit. For the three and six months ended June 30, 2021, we had a full valuation recorded against the U.S. federal and state deferred tax assets. We recorded a partial valuation allowance release in Q4 2021. For the three and six months ended June 30, 2022, we continue to maintain a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we are not expecting to be able to realize. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $112.0 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. There could be potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment. We believe it is reasonably possible that reductions of up to $26.2 million in unrecognized tax benefits may occur within the 12 months following June 30, 2022 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. An actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of June 30, 2022 and December 31, 2021 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2022 and 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or increased due to an observable price change in an orderly transaction.
We recognized $35.4 million in non-cash impairment charges related to goodwill and $10.0 million in non-cash impairment charges related to long-lived assets, of which $1.2 million is included in Restructuring and related charges on our Condensed Consolidated Statements of Operations, for the three and six months ended June 30, 2022. See Note 2, Goodwill and Long-Lived Assets, and Note 9, Restructuring and Related Charges, for additional information.
During the three months ended June 30, 2021, we sold our shares in an other equity investment and recognized a gain of $4.2 million. See Note 3, Investments, for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
We did not record any other significant nonrecurring fair value measurements for the three and six months ended June 30, 2022 and 2021.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of June 30, 2022 and December 31, 2021 due to their short-term nature.
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
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2022 and 2021 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted net income (loss) per share:

Numerator
Net income (loss)	$(90,250)	$(3,129)	$(124,602)	$11,319
Less: Net income (loss) attributable to noncontrolling interests	977	253	1,477	143
Basic net income (loss) attributable to common stockholders	(91,227)	(3,382)	(126,079)	11,176

Diluted net income (loss) attributable to common stockholders	(91,227)	(3,382)	(126,079)	11,176

Denominator
Shares used in computation of basic net income (loss) per share	30,039,233	29,273,806	29,952,018	29,139,930
Weighted-average effect of diluted securities
Restricted stock units	—	—	—	893,440
Performance share units and other stock-based compensation awards	—	—	—	87,481
Shares used in computation of diluted net income (loss) per share	30,039,233	29,273,806	29,952,018	30,120,851

Basic net income (loss) per share:	$(3.04)	$(0.12)	$(4.21)	$0.38

Diluted net income (loss) per share:	$(3.04)	$(0.12)	$(4.21)	$0.37

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units	3,073,435	1,871,251	2,560,609	189,132
Performance share units and other stock-based compensation awards	158,344	104,393	106,263	—
Convertible Senior notes due 2022 (1)	—	1,119,251	—	1,717,033
Convertible Senior notes due 2026 (1)	3,376,400	3,352,202	3,376,400	1,676,101
Warrants	—	1,195,564	—	1,755,189
Capped call transactions	3,376,400	3,352,202	3,376,400	1,773,968
Total	9,984,579	10,994,863	9,419,672	7,111,423
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
We had outstanding Market-based Performance Share Units as of June 30, 2022 and 2021 that were eligible to vest into shares of common stock subject to the achievement of specified performance or market conditions. Contingently-issuable shares are excluded from the computation of diluted income (loss) per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. As of June 30, 2022, there were up to 33,333 shares of common stock issuable upon vesting of outstanding Market-based Performance Share Units that were excluded from the table above as the performance or market conditions were not satisfied as of the end of the period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 13. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by our chief operating decision maker to assess performance and make resource allocation decisions. Our operations are organized into two segments: North America and International. Our measure of segment profitability is contribution profit, defined as gross profit less marketing expense, which is consistent with how management reviews the operating results of the segments. Contribution profit measures the amount of marketing investment needed to generate gross profit. Other operating expenses are excluded from contribution profit as management does not review those expenses by segment. We completed a transition to a third-party goods marketplace in International in 2021, and therefore we no longer generate product revenue in our Goods category. For the three and six months ended June 30, 2022, adjustments to accruals previously established in our Goods category related to product are presented within service.
The following table summarizes revenue by reportable segment and category for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America
Service revenue:
Local	$101,469	$139,853	$198,390	$265,227
Goods	6,204	12,792	14,498	28,077
Travel	4,451	8,143	9,400	14,102
Total service revenue	112,124	160,788	222,288	307,406
Product revenue - Goods	—	—	—	626
Total North America revenue (1)	112,124	160,788	222,288	308,032

International
Service revenue:
Local	32,111	40,329	65,261	63,518
Goods	5,748	1,580	12,527	3,550
Travel	3,233	3,464	6,460	4,311
Total service revenue	41,092	45,373	84,248	71,379
Product revenue - Goods	—	59,797	—	150,364
Total International revenue (1)	$41,092	$105,170	$84,248	$221,743
(1)North America includes revenue from the United States of $110.1 million and $159.0 million for the three months ended June 30, 2022 and 2021, and $218.9 million and $304.0 million for the six months ended June 30, 2022 and 2021. International includes revenue from the United Kingdom of $36.9 million for the three months ended June 30, 2021. International includes revenue from the United Kingdom and France of $79.0 million and $48.8 million for the six months ended June 30, 2021. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and six months ended June 30, 2022 and 2021. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes cost of revenue by reportable segment and category for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America
Service cost of revenue:
Local	$13,877	$15,032	$27,040	$27,980
Goods	1,248	2,023	2,707	4,252
Travel	1,096	1,531	2,391	2,772
Total service cost of revenue	16,221	18,586	32,138	35,004
Product cost of revenue - Goods	—	—	—	458
Total North America cost of revenue	16,221	18,586	32,138	35,462

International
Service cost of revenue:
Local	2,676	2,137	5,272	3,899
Goods	—	134	396	245
Travel	347	310	757	444
Total service cost of revenue	3,023	2,581	6,425	4,588
Product cost of revenue - Goods	—	50,848	—	128,799
Total International cost of revenue	$3,023	$53,429	$6,425	$133,387

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America
Revenue	$112,124	$160,788	$222,288	$308,032
Cost of revenue	16,221	18,586	32,138	35,462
Marketing	19,629	33,177	47,620	55,945
Contribution profit	76,274	109,025	142,530	216,625

International
Revenue	41,092	105,170	84,248	221,743
Cost of revenue	3,023	53,429	6,425	133,387
Marketing	9,743	10,543	21,168	21,441
Contribution profit	28,326	41,198	56,655	66,915

Consolidated
Revenue	153,216	265,958	306,536	529,775
Cost of revenue	19,244	72,015	38,563	168,849
Marketing	29,372	43,720	68,788	77,386
Contribution profit	104,600	150,223	199,185	283,540
Selling, general and administrative	123,938	137,969	250,358	265,112
Goodwill impairment	35,424	—	35,424	—
Long-lived asset impairment	8,811	—	8,811	—
Restructuring and related charges	2,939	14,245	3,251	21,667
Income (loss) from operations	$(66,512)	$(1,991)	$(98,659)	$(3,239)
The following table summarizes total assets by reportable segment as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Total assets:
North America (1)	$795,544	$964,523
International (1)	120,906	193,358
Consolidated total assets	$916,450	$1,157,881
(1)North America contains assets from the United States of $782.3 million and $951.8 million as of June 30, 2022 and December 31, 2021. International contained assets from the United Kingdom of $101.3 million and $126.0 million as of June 30, 2022 and December 31, 2021. There were no other individual countries that represented more than 10% of consolidated total assets as of June 30, 2022 and December 31, 2021.

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
Our strategy is to be the trusted marketplace where customers go to buy local services and experiences. We plan to unlock value by improving our expense structure and offering more differentiated inventory to stimulate customer engagement and demand.
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
COVID-19 Pandemic and Macroeconomic Conditions
The COVID-19 pandemic has changed the environment that our business operates in, which includes changes in consumer behavior and macroeconomic impacts affecting both us and our merchants. Although global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time. Impacts to our operations may be caused by macroeconomic trends such as the ongoing COVID-19 pandemic, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior.
2022 Cost Savings Plan
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure to align with our go-forward business and financial objectives (the “2022 Cost Savings Plan”). The 2022 Cost Savings Plan included a restructuring plan, approved by our Board on August 5, 2022 (the “2022 Restructuring Plan”), as well as other planned savings to be achieved through other actions, such as future reductions in our facilities footprint at natural lease terminations (or by exercising existing options in leases) and elective decisions to eliminate vacant positions rather than rehire. We estimate that the first phase of the 2022 Cost Savings Plan could result in approximately $150 million in run-rate cost savings by the end of 2023.
The first phase of the 2022 Restructuring Plan is expected to include an overall reduction of approximately 500 positions globally, with the majority of these reductions expected to occur by the end of 2022 and the remainder in early 2023. In connection with these actions, we expect to record total pre-tax charges of $10.0 million to $20.0 million. Substantially all of the pre-tax charges are expected to be paid in cash and will relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We expect to begin the next phase of our restructuring actions under this plan in 2023, and we anticipate these actions will include a focus on reducing our technology platform costs following the completion of our transition to the cloud.

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
Our gross billings and units for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross billings	$460,165	$607,589	$920,849	$1,161,561
Units	12,052	16,678	24,718	34,481
Our active customers for the trailing twelve months ended June 30, 2022 and 2021 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2022	2021
TTM Active Customers (in thousands)	21,068	24,946

Financial Metrics
•Revenue is currently earned through service revenue transactions which we generate commissions by selling goods or services on behalf of third-party merchants. Service revenue from those transactions is reported on a net basis as the purchase price collected from the customer for the offering less an agreed upon portion of the purchase price paid to the third-party merchant. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties. In prior periods, we generated product revenue from our sales of first-party Goods inventory. Our product revenue from these first-party transactions, which were direct sales of merchandise inventory, was the purchase price received from the customer. As noted above in Overview, beginning in 2021 for our North America segment and 2022 for our International segment, revenue from our Goods category is primarily reported on a net basis within service revenue.
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
•Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation, acquisition-related expense (benefit), net and other special charges and credits, including items that are unusual in nature or infrequently occurring. For further information and a reconciliation to net income (loss), refer to our discussion under Non-GAAP Financial Measures in the Results of Operations section.
•Free cash flow is a non-GAAP financial measure that comprises net cash provided by (used in) operating activities from operations less purchases of property and equipment and capitalized software. For further information and a reconciliation to Net cash provided by (used in) operating activities, refer to our discussion in the Liquidity and Capital Resources section.
The following table presents the above financial metrics for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$153,216	$265,958	$306,536	$529,775
Gross profit	133,972	193,943	267,973	360,926
Adjusted EBITDA	5,728	40,963	(1,232)	71,335
Free cash flow	(39,340)	(46,785)	(130,505)	(105,230)
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
Factors Affecting Our Performance
Impact of COVID-19 pandemic and macroeconomic conditions. We have been, and may continue to be, impacted by adverse consequences of the macroeconomic environment, including but not limited to, the ongoing COVID-19 pandemic, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior. We will continue to monitor the impact of COVID-19 and macroeconomic conditions on our business.
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
Re-engaging and retaining customers to drive purchase frequency. To re-engage and retain customers to drive purchase frequency, we are focused on strengthening our core marketplace by improving inventory density, the customer experience and trust. In addition to our efforts to improve our inventory density we are exploring opportunities to differentiate our inventory. Our efforts in this area include testing of curated collections and our intention to launch a test of concept for a new Beauty & Wellness marketplace.

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Gross billings
Service gross billings:
Local	$265,114	$337,192	(21.4)%	$514,404	$618,488	(16.8)%
Goods	30,462	56,643	(46.2)	67,070	125,785	(46.7)
Travel	21,692	39,232	(44.7)	45,706	70,692	(35.3)
Total service gross billings	317,268	433,067	(26.7)	627,180	814,965	(23.0)
Product gross billings - Goods	—	—	—	—	626	(100.0)
Total gross billings	$317,268	$433,067	(26.7)	$627,180	$815,591	(23.1)

Units
Local	6,355	8,873	(28.4)%	12,536	17,139	(26.9)%
Goods	1,141	2,330	(51.0)	2,591	5,411	(52.1)
Travel	91	191	(52.4)	214	384	(44.3)
Total units	7,587	11,394	(33.4)	15,341	22,934	(33.1)
North America TTM active customers for the trailing twelve months ended June 30, 2022 and 2021 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2022	2021	% Change
TTM Active customers	13,089	15,202	(13.9)%
Comparison of the Three Months Ended June 30, 2022 and 2021:
North America gross billings, units, and TTM active customers decreased by $115.8 million, 3.8 million and 2.1 million for the three months ended June 30, 2022 compared with the prior year period. These decreases were primarily attributable to a decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.
Comparison of the Six Months Ended June 30, 2022 and 2021:
North America gross billings and units decreased by $188.4 million and 7.6 million for the six months ended June 30, 2022 compared with the prior year period. These decreases were primarily attributable to a decline in engagement on our platform and the new variant of COVID-19 in the first quarter that resulted in fewer unit sales and lower gross billings.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Revenue
Service revenue
Local	$101,469	$139,853	(27.4)%	$198,390	$265,227	(25.2)%
Goods	6,204	12,792	(51.5)	14,498	28,077	(48.4)
Travel	4,451	8,143	(45.3)	9,400	14,102	(33.3)
Total service revenue	112,124	160,788	(30.3)	222,288	307,406	(27.7)
Product revenue - Goods	—	—	—	—	626	(100.0)
Total revenue	$112,124	$160,788	(30.3)	$222,288	$308,032	(27.8)

Cost of revenue
Service cost of revenue
Local	$13,877	$15,032	(7.7)%	$27,040	$27,980	(3.4)%
Goods	1,248	2,023	(38.3)	2,707	4,252	(36.3)
Travel	1,096	1,531	(28.4)	2,391	2,772	(13.7)
Total service cost of revenue	16,221	18,586	(12.7)	32,138	35,004	(8.2)
Product cost of revenue - Goods	—	—	—	—	458	(100.0)
Total cost of revenue	$16,221	$18,586	(12.7)	$32,138	$35,462	(9.4)

Gross profit
Service gross profit
Local	$87,592	$124,821	(29.8)%	$171,350	$237,247	(27.8)%
Goods	4,956	10,769	(54.0)	11,791	23,825	(50.5)
Travel	3,355	6,612	(49.3)	7,009	11,330	(38.1)
Total service gross profit	95,903	142,202	(32.6)	190,150	272,402	(30.2)
Product gross profit - Goods	—	—	—	—	168	(100.0)
Total gross profit	$95,903	$142,202	(32.6)	$190,150	$272,570	(30.2)

Service margin (1)	35.3%	37.1%		35.4%	37.7%

% of Consolidated revenue	73.2%	60.5%		72.5%	58.1%
% of Consolidated cost of revenue	84.3	25.8		83.3	21.0
% of Consolidated gross profit	71.6	73.3		71.0	75.5
(1)Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended June 30, 2022 and 2021:
North America revenue, cost of revenue and gross profit decreased by $48.7 million, $2.4 million and $46.3 million for the three months ended June 30, 2022 compared with the prior year period. The revenue and gross profit declines were primarily attributable to a decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.
Comparison of the Six Months Ended June 30, 2022 and 2021:
North America revenue, cost of revenue and gross profit decreased by $85.7 million, $3.3 million and $82.4 million for the six months ended June 30, 2022 compared with the prior year period. The revenue and gross profit declines were primarily attributable to a decline in engagement on our platform and the new variant of COVID-19 in the first quarter that resulted in fewer unit sales and lower gross billings.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America contribution profit for the three and six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Marketing	$19,629	$33,177	(40.8)%	$47,620	$55,945	(14.9)%
% of Gross profit	20.5%	23.3%		25.0%	20.5%

Contribution profit	$76,274	$109,025	(30.0)%	$142,530	$216,625	(34.2)%
Comparison of the Three Months Ended June 30, 2022 and 2021:
North America marketing expense and marketing expense as a percentage of gross profit decreased for the three months ended June 30, 2022 compared with the prior year period driven primarily by accelerated traffic declines and a lower investment in our online marketing spend.
North America contribution profit decreased for the three months ended June 30, 2022 compared with the prior year period primarily due to a decrease in gross profit.
Comparison of the Six Months Ended June 30, 2022 and 2021:
North America marketing expense decreased for the six months ended June 30, 2022 compared with the prior year period driven primarily by accelerated traffic declines and a lower investment in our online marketing spend. North America marketing expense as a percentage of gross profit increased for the six months ended June 30, 2022 compared with the prior year period driven primarily by a decrease in gross profit.
North America contribution profit decreased for the six months ended June 30, 2022 compared with the prior year period primarily due to a decrease in gross profit.
International
Operating Metrics
International segment gross billings and units for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Gross billings
Service gross billings:
Local	$96,784	$89,877	7.7%	$196,444	$159,551	23.1%
Goods	30,861	8,453	NM	66,211	16,201	NM
Travel	15,252	16,395	(7.0)	31,014	19,854	56.2
Total service gross billings	142,897	114,725	24.6	293,669	195,606	50.1
Product gross billings - Goods	—	59,797	(100.0)	—	150,364	(100.0)
Total gross billings	$142,897	$174,522	(18.1)	$293,669	$345,970	(15.1)

Units
Local	3,181	2,583	23.2%	6,510	4,674	39.3%
Goods	1,205	2,598	(53.6)	2,676	6,719	(60.2)
Travel	79	103	(23.3)	191	154	24.0
Total units	4,465	5,284	(15.5)	9,377	11,547	(18.8)

International TTM active customers for the trailing twelve months ended June 30, 2022 and 2021 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2022	2021	% Change
TTM Active customers	7,979	9,744	(18.1)%
Comparison of the Three Months Ended June 30, 2022 and 2021:
International gross billings, units and TTM active customers decreased by $31.6 million, 0.8 million and 1.8 million for the three months ended June 30, 2022 compared with the prior year period. These declines were primarily attributable to a de-emphasis on our Goods category and a decline in engagement in our Goods category on our platform, partially offset by higher demand in our Local category and improved customer refund levels. In addition, there was a $16.9 million unfavorable impact from year-over-year changes in foreign currency exchange rates.
Comparison of the Six Months Ended June 30, 2022 and 2021:
International gross billings and units decreased by $52.3 million and 2.2 million for the six months ended June 30, 2022 compared with the prior year period. These declines were primarily attributable to a de-emphasis on our Goods category and a decline in engagement in our Goods category on our platform, partially offset by higher demand in our Local category and improved customer refund levels. In addition, there was a $26.2 million unfavorable impact from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Revenue
Service revenue:
Local	$32,111	$40,329	(20.4)%	$65,261	$63,518	2.7%
Goods	5,748	1,580	NM	12,527	3,550	NM
Travel	3,233	3,464	(6.7)	6,460	4,311	49.8
Total service revenue	41,092	45,373	(9.4)	84,248	71,379	18.0
Product revenue - Goods	—	59,797	(100.0)	—	150,364	(100.0)
Total revenue	$41,092	$105,170	(60.9)	$84,248	$221,743	(62.0)

Cost of revenue
Service cost of revenue:
Local	$2,676	$2,137	25.2%	$5,272	$3,899	35.2%
Goods	—	134	(100.0)	396	245	61.6
Travel	347	310	11.9	757	444	70.5
Total service cost of revenue	3,023	2,581	17.1	6,425	4,588	40.0
Product cost of revenue - Goods	—	50,848	(100.0)	—	128,799	(100.0)
Total cost of revenue	$3,023	$53,429	(94.3)	$6,425	$133,387	(95.2)

Gross profit
Service gross profit:
Local	$29,435	$38,192	(22.9)%	$59,989	$59,619	0.6%
Goods	5,748	1,446	NM	12,131	3,305	NM
Travel	2,886	3,154	(8.5)	5,703	3,867	47.5
Total service gross profit	38,069	42,792	(11.0)	77,823	66,791	16.5
Product gross profit - Goods	—	8,949	(100.0)	—	21,565	(100.0)
Total gross profit	$38,069	$51,741	(26.4)	$77,823	$88,356	(11.9)

Service margin (1)	28.8%	39.5%		28.7%	36.5%

% of Consolidated revenue	26.8%	39.5%		27.5%	41.9%
% of Consolidated cost of revenue	15.7	74.2		16.7	79.0
% of Consolidated gross profit	28.4	26.7		29.0	24.5
(1)Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended June 30, 2022 and 2021
International revenue, cost of revenue and gross profit decreased by $64.1 million, $50.4 million and $13.7 million for the three months ended June 30, 2022 compared with the prior year period. Those decreases were primarily due to the transition of Goods to a third-party marketplace model, a decline in engagement on our platform in our Goods category and lower variable consideration from unredeemed vouchers, partially offset by an increase in Local gross billings and improved customer refund levels. Revenue and gross profit also had an unfavorable impact of $4.9 million and $4.5 million from year-over-year changes in foreign currency exchange rates.
Comparison of the Six Months Ended June 30, 2022 and 2021
International revenue, cost of revenue and gross profit decreased by $137.5 million, $127.0 million and $10.5 million for the six months ended June 30, 2022 compared with the prior year period. Those decreases were primarily due to the transition of Goods to a third-party marketplace model, a decline in engagement on our platform in our Goods category and lower variable consideration from unredeemed vouchers, partially offset by an increase in Local gross billings and improved customer refund levels. Revenue and gross profit also had unfavorable impacts of $7.5 million and $7.0 million from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International marketing and contribution profit for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Marketing	$9,743	$10,543	(7.6)%	$21,168	$21,441	(1.3)%
% of Gross profit	25.6%	20.4%		27.2%	24.3%

Contribution profit	$28,326	$41,198	(31.2)%	$56,655	$66,915	(15.3)%
Comparison of the Three Months Ended June 30, 2022 and 2021:
International marketing expense decreased for the three months ended June 30, 2022 compared with the prior year period primarily due to accelerated traffic declines and a lower investment in our online marketing spend. Marketing expense as a percentage of gross profit increased due to a decrease in gross profit.
The decrease in International contribution profit for the three months ended June 30, 2022 compared with the prior year period was primarily attributable to a decrease in gross profit.
Comparison of the Six Months Ended June 30, 2022 and 2021:
International marketing expense remained largely flat for the six months ended June 30, 2022 compared with the prior year period. Marketing expense as a percentage of gross profit increased for the three months ended June 30, 2022 compared with the prior year period due to a decrease in gross profit.
The decrease in International contribution profit for the six months ended June 30, 2022 compared with the prior year period was primarily attributable to a decrease in gross profit.
Consolidated Operating Expenses
Operating expenses for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Marketing	$29,372	$43,720	(32.8)%	$68,788	$77,386	(11.1)%
Selling, general and administrative	123,938	137,969	(10.2)	250,358	265,112	(5.6)
Goodwill impairment	35,424	—	NM	35,424	—	NM
Long-lived asset impairment	8,811	—	NM	8,811	—	NM
Restructuring and related charges	2,939	14,245	(79.4)	3,251	21,667	(85.0)
Total operating expenses	$200,484	$195,934	2.3	$366,632	$364,165	0.7

% of Gross profit:
Marketing	21.9%	22.5%		25.7%	21.4%
Selling, general and administrative	92.5%	71.1%		93.4%	73.5%
Comparison of the Three Months Ended June 30, 2022 and 2021:
Marketing expense and marketing expense as a percentage of gross profit decreased for the three months ended June 30, 2022 compared with the prior year period due to accelerated traffic declines and a lower investment in our online marketing spend.
SG&A decreased for the three months ended June 30, 2022 compared with the prior year period primarily due to lower payroll and consulting fees. SG&A as a percentage of gross profit increased compared with the prior year period primarily due to consolidated gross profit decreasing, as discussed above.

As a result of the downward revision of our forecast and subsequent interim quantitative assessment of goodwill and long-lived assets, we recognized goodwill impairment of $35.4 million and long-lived asset impairment of $8.8 million during the second quarter 2022. See Item 1, Note 2, Goodwill and Long-Lived Assets, for additional information. We had no similar activity in the prior year period.
Restructuring and related charges decreased for the three months ended June 30, 2022 compared with the prior year period as the actions from our 2020 restructuring plan were substantially completed by December 31, 2021. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Comparison of the Six Months Ended June 30, 2022 and 2021:
Marketing expense decreased for the six months ended June 30, 2022 compared with the prior year period due to accelerated traffic declines and a lower investment in our online marketing spend. Marketing expense as a percentage of gross profit increased for the six months ended June 30, 2022 compared to the prior year period due to a decrease in gross profit.
SG&A decreased for the six months ended June 30, 2022 compared with the prior year period due to lower payroll, partially offset by higher cloud migration costs. SG&A as a percentage of gross profit increased for the six months ended June 30, 2022 compared with the prior year period primarily due to consolidated gross profit decreasing, as discussed above.
We recognized goodwill impairment of $35.4 million and long-lived asset impairment of $8.8 million for the six months ended June 30, 2022, as described above. See Item 1, Note 2, Goodwill and Long-Lived Assets, for additional information. We had no similar activity in the prior year period.
Restructuring and related charges decreased for the six months ended June 30, 2022 compared with the prior year period as the actions from our 2020 restructuring plan were substantially completed by December 31, 2021. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments, loss on extinguishment of debt and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three and six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other income (expense), net	$(21,340)	$(2,927)	$(26,220)	$15,196
Comparison of the Three Months Ended June 30, 2022 and 2021:
The change in Other income (expense), net for the three months ended June 30, 2022 as compared with the prior year period is primarily related to a $21.7 million change in foreign currency gains and losses.
Comparison of the Six Months Ended June 30, 2022 and 2021:
The change in Other income (expense), net for the six months ended June 30, 2022 as compared with the prior year period is primarily related to a $47.1 million change in foreign currency gains and losses.

Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Provision (benefit) for income taxes	$2,398	$(1,789)	NM	$(277)	$638	(143.4)%
Effective tax rate	(2.7)%	36.4%		0.2%	5.3%
Comparison of the Three Months Ended June 30, 2022 and 2021:
The effective tax rates for the three months ended June 30, 2022 and 2021 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The three months ended June 30, 2022 were also impacted by the reduction to our estimated annual tax rate due to an increase in expected annual losses. The three months ended June 30, 2021 were also impacted by the benefit of non-taxable items and the U.S. research and development tax credit. For the three months ended June 30, 2021, we had a full valuation recorded against the U.S. federal and state deferred tax assets. We recorded a partial valuation allowance release in Q4 2021. For the three months ended June 30, 2022, we continue to maintain a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we are not expecting to be able to realize. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.
Comparison of the Six Months Ended June 30, 2022 and 2021:
The effective tax rates for the six months ended June 30, 2022 and 2021 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The six months ended June 30, 2022 were also impacted by the reduction to our estimated annual tax rate due to an increase in expected annual losses. The six months ended June 30, 2021 were also impacted by the benefit of non-taxable items and the U.S. research and development tax credit. For the six months ended June 30, 2021, we had a full valuation recorded against the U.S. federal and state deferred tax assets. We recorded a partial valuation allowance release in Q4 2021. For the six months ended June 30, 2022, we continue to maintain a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we are not expecting to be able to realize. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

Non-GAAP Financial Measures
In addition to financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP financial measures: Adjusted EBITDA, free cash flow and foreign currency exchange rate neutral operating results. Those non-GAAP financial measures are intended to aid investors in better understanding our current financial performance and prospects for the future as seen through the eyes of management. We believe that those non-GAAP financial measures facilitate comparisons with our historical results and with the results of peer companies who present similar measures (although other companies may define non-GAAP measures differently than we define them, even when similar terms are used to identify such measures). However, those non-GAAP financial measures are not intended to be a substitute for those reported in accordance with U.S. GAAP.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP performance measure that we define as Net income (loss) excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and other special charges and credits, including items that are unusual in nature or infrequently occurring. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board of Directors to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. However, Adjusted EBITDA is not intended to be a substitute for Net income (loss).
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three and six months ended June 30, 2022, special charges and credits included impairment of goodwill and long-lived assets and charges related to our restructuring plan. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Net income (loss), for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(90,250)	$(3,129)	$(124,602)	$11,319
Adjustments:
Stock-based compensation	8,572	9,738	16,078	16,917
Depreciation and amortization	16,494	18,971	33,863	35,990
Goodwill impairment	35,424	—	35,424	—
Long-lived asset impairment	8,811	—	8,811	—
Restructuring and related charges (1)	2,939	14,245	3,251	21,667
Other (income) expense, net (2)	21,340	2,927	26,220	(15,196)
Provision (benefit) for income taxes	2,398	(1,789)	(277)	638
Total adjustments	95,978	44,092	123,370	60,016
Adjusted EBITDA	$5,728	$40,963	$(1,232)	$71,335
(1)Includes right-of-use asset impairment of $1.2 million presented within Restructuring and related charges during the three and six months ended June 30, 2022. See Note 9, Restructuring and Related Charges, for more information.
(2)Includes a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings for the six months ended June 30, 2021 as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions. Refer to Item 1, Note 9, Restructuring and Related Charges.

Free cash flow. Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities less purchases of property and equipment and capitalized software. We use free cash flow to conduct and evaluate our business because we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period.
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
The following tables represent the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30, 2022
	At Avg. Q2 2021 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$477,094	$(16,929)	$460,165
Revenue	158,113	(4,897)	153,216
Cost of revenue	19,598	(354)	19,244
Gross profit	138,515	(4,543)	133,972
Marketing	30,624	(1,252)	29,372
Selling, general and administrative	128,694	(4,756)	123,938
Goodwill impairment	39,518	(4,094)	35,424
Long-lived asset impairment	10,066	(1,255)	8,811
Restructuring and related charges	3,210	(271)	2,939
Income (loss) from operations	(73,597)	7,085	(66,512)

	Six Months Ended June 30, 2022
	At Avg. Q2 2021 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$947,108	$(26,259)	$920,849
Revenue	314,078	(7,542)	306,536
Cost of revenue	39,130	(567)	38,563
Gross profit	274,948	(6,975)	267,973
Marketing	70,814	(2,026)	68,788
Selling, general and administrative	258,136	(7,778)	250,358
Goodwill impairment	39,518	(4,094)	35,424
Long-lived asset impairment	10,066	(1,255)	8,811
Restructuring and related charges	3,500	(249)	3,251
Income (loss) from operations	(107,086)	8,427	(98,659)
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and cash balances, which includes outstanding borrowings under the Amended Credit Agreement, totaling $315.6 million as of June 30, 2022.
Our net cash flows from operating, investing and financing activities for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021	2022	2021
Cash provided by (used in):
Operating activities	$(30,192)	$(34,365)	$(108,356)	$(80,770)
Investing activities	(9,779)	(9,223)	(23,695)	(21,967)
Financing activities	(43,340)	(241,039)	(46,304)	(178,421)
Our free cash flow for the three and six months ended June 30, 2022 and 2021 and a reconciliation to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities, for those periods were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$(30,192)	$(34,365)	$(108,356)	$(80,770)
Purchases of property and equipment and capitalized software	(9,148)	(12,420)	(22,149)	(24,460)
Free cash flow	$(39,340)	$(46,785)	$(130,505)	$(105,230)
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
Net cash provided by (used in) operating activities
For the six months ended June 30, 2022, our net cash used in operating activities was $108.4 million, as compared with $124.6 million net loss. That difference is primarily attributable to a $79.1 million net decrease from changes in working capital, which was primarily related to lower cash inflows from bookings and timing of payments to merchants, partially offset by non-cash items, including goodwill and long-lived asset impairment, depreciation and amortization and stock-based compensation.
For the six months ended June 30, 2021, our net cash used in operating activities was $80.8 million, as compared with a $11.3 million net income. That difference is primarily due to a $113.6 million net decrease from changes in working capital and other assets and liabilities. The working capital impact was related to seasonal timing of payments to inventory suppliers and the impact of COVID-19. The difference between our net cash used in operating activities and our net income is also due to $21.5 million of non-cash items, including a $32.3 million foreign currency translation gain that was reclassified into earnings due to our substantial liquidation of Japan, depreciation and amortization and stock-based compensation.
Net cash provided by (used in) investing activities
For the six months ended June 30, 2022, our net cash used in investing activities was $23.7 million, which included purchases of property and equipment and capitalized software of $22.1 million.
For the six months ended June 30, 2021, our net cash used in investing activities was $22.0 million, which included purchases of property and equipment and capitalized software of $24.5 million.

Net cash provided by (used in) financing activities
For the six months ended June 30, 2022, our net cash used in financing activities was $46.3 million, which included $40.0 million in payments under our revolving credit agreement and $4.7 million in taxes paid related to net share settlements of stock-based compensation awards.
For the six months ended June 30, 2021, our net cash used in financing activities was $178.4 million. Our net cash used in financing activities included payments of $254.0 million for the repurchase of the Atairos Notes, $100.0 million in payments under our revolving credit agreement, $27.4 million related to the purchase of capped call transactions, $16.1 million in taxes paid related to net share settlements of stock based compensation awards and $7.9 million in cash paid for issuance costs for the 2026 Notes and the Amended Credit Agreement, partially offset by $230.0 million of proceeds received from the issuance of the 2026 Notes.
In July 2020, we entered into an amendment to the revolving credit agreement (the "First Amendment") which permanently reduces borrowing capacity under our senior secured revolving credit facility from $400.0 million to $225.0 million. In March 2021, we entered into a second amendment to the revolving credit agreement (the "Second Amendment" and the revolving credit agreement as amended, the "Amended Credit Agreement") to, among other things, permit the issuance of the 2026 Notes and related capped call transactions. We repaid $40.0 million of the outstanding borrowings under our revolving credit facility during the second quarter 2022. We remained in compliance with the applicable covenants as of June 30, 2022 under our Amended Credit Agreement. However, our access to the full capacity of our Amended Credit Agreement is partially restricted and our liquidity is impacted accordingly. We plan to seek covenant relief in the second half of 2022, although there can be no assurances given that we will be able to obtain such relief. See Item 1, Note 5, Financing Arrangements for additional information.
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
As of June 30, 2022, we had $48.7 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of June 30, 2022, $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2022 did not materially change from the amounts set forth in our 2021 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2022.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three and six months ended June 30, 2022, we derived approximately 26.8% and 27.5% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of June 30, 2022 and December 31, 2021.
As of June 30, 2022, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $40.9 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $4.1 million. This compares with a $69.2 million working capital deficit subject to foreign currency exposure as of December 31, 2021, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $6.9 million.
Interest Rate Risk
Our cash balance as of June 30, 2022 consists of bank deposits so exposure to market risk for changes in interest rates is limited. In March and April 2021, we issued the 2026 Notes with an aggregate principal amount of $230.0 million (see Item 1, Note 5, Financing Arrangements). The 2026 Notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes along with other variables such as our credit spreads and the market price and volatility of our common stock. Our Amended Credit Agreement provides for aggregate principal borrowings of up to $225.0 million. As of June 30, 2022, we had $60.0 million of borrowings outstanding and $23.4 million of outstanding letters of credit under the Amended Credit Agreement. See Item 2, Liquidity and Capital Resources, for additional information. Because borrowings under the Amended Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended Credit Agreement. We have $76.9 million of lease obligations as of June 30, 2022. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.

Inflation Risk
In light of the current inflationary environment, our business is being affected by changes to our merchants' and customers' discretionary spend. We expect such discretionary spend limitations to continue, and if we do not see increased overall demand for discounted goods and services to help offset these limitations on individual merchants and customers, our business, financial condition and results of operations could be adversely impacted. Additionally, increased inflation could negatively impact our business by driving up our operating costs. Our costs are subject to inflationary pressures, and if those pressures become significant, we may not be able to offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Based on this evaluation, our management concluded that, as of June 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, and Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, except as supplemented below:
Our ability to use our tax attributes to reduce future U.S. income taxes could be subject to certain limitations
Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future income taxes. If we undergo one or more ownership changes as a result of transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar U.S. state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. For these reasons, we might not be able to utilize our NOLs and other tax attributes, even if we maintain profitability.
Our restructuring plan could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of this plan in the time frame anticipated or at all.
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure and align with our go-forward business and financial objectives. The cost savings plan included a restructuring plan, approved by our Board of Directors on August 5, 2022. The implementation of the restructuring plan, including the impact of workforce reductions, could be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete the restructuring plan and achieve the anticipated benefits from the plan within the expected time frame or at all is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, following completion of the restructuring plan, our business may not be more efficient or effective than prior to implementation of the restructuring plan.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2022, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of June 30, 2022, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following table provides information about purchases of shares of our common stock during the three months ended June 30, 2022 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2022	22,332	$19.57	—	—
May 1-31, 2022	78,504	12.11	—	—
June 1-30, 2022	50,532	15.40	—	—
Total	151,368	$14.31	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
On August 5, 2022, Peter Barris and Valerie Mosley notified the Company of their intention to resign as directors, effective August 26, 2022. The departures of Mr. Barris and Ms. Mosley were not the result of any disagreement with the Company on any matter relating to its operations, policies or practices, and we thank them for their dedicated service to Groupon.
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Cooperation Agreement, dated June 13, 2022 by and between Groupon, Inc. and Pale Fire (incorporated by reference to the Company's Current Report on Form 8-K filed on June 13, 2022).
10.2	Groupon, Inc. 2011 Incentive Plan, as amended (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule DEF14A, filed with the SEC on April 27, 2022). *
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
_____________________________________
* Management contract or compensatory plan or arrangement
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August 2022.

GROUPON, INC.
By:	/s/ Damien Schmitz
	Name:	Damien Schmitz
	Title:	Interim Chief Financial Officer