Form 10-Q
period 2022-09-30
Groupon, Inc.
filed 2022-11-07
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Yes ☐        No  ☒
As of November 2, 2022, there were 30,437,380 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, effects of the ongoing COVID-19 pandemic or other pandemics or disease outbreaks on our business; our ability to execute, and achieve the expected benefits of, our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability resulting from the conflict in Ukraine; global economic uncertainty, including as a result of the inflationary environment; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive team and other qualified personnel; customer and merchant fraud; payment-related risks; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR and regulation of the Internet and e-commerce; classification of our independent contractors or employees; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax legislation; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our convertible senior notes; our common stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our convertible senior notes; difficulties, delays or our inability to successfully complete all or part of the announced restructuring actions or to realize the operating efficiencies and other benefits of such restructuring actions; higher than anticipated restructuring charges or changes in the timing of such restructuring charges; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, as well as in our Condensed Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$307,998	$498,726
Accounts receivable, net	42,589	36,755
Prepaid expenses and other current assets	52,663	52,570
Total current assets	403,250	588,051
Property, equipment and software, net	61,117	73,581
Right-of-use assets - operating leases, net	18,007	47,958
Goodwill	178,685	216,393
Intangible assets, net	18,795	24,310
Investments	119,541	119,541
Deferred income taxes	60,157	62,945
Other non-current assets	29,419	25,102
Total assets	$888,971	$1,157,881
Liabilities and equity
Current liabilities:
Short-term borrowings	$110,000	$100,000
Accounts payable	35,195	22,165
Accrued merchant and supplier payables	178,627	269,509
Accrued expenses and other current liabilities	198,308	239,313
Total current liabilities	522,130	630,987
Convertible senior notes, net	224,540	223,403
Operating lease obligations	14,636	58,747
Other non-current liabilities	30,551	34,448
Total liabilities	791,857	947,585
Commitments and contingencies (see Note 6)
Stockholders' equity
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 40,693,600 shares issued and 30,399,483 shares outstanding at September 30, 2022; 40,007,255 shares issued and 29,713,138 shares outstanding at December 31, 2021	4	4
Additional paid-in capital	2,317,003	2,294,215
Treasury stock, at cost, 10,294,117 shares at September 30, 2022 and December 31, 2021	(922,666)	(922,666)
Accumulated deficit	(1,339,170)	(1,156,868)
Accumulated other comprehensive income (loss)	41,657	(4,813)
Total Groupon, Inc. stockholders' equity	96,828	209,872
Noncontrolling interests	286	424
Total equity	97,114	210,296
Total liabilities and equity	$888,971	$1,157,881
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Service	$144,390	$198,976	$450,926	$577,761
Product	—	15,195	—	166,185
Total revenue	144,390	214,171	450,926	743,946
Cost of revenue:
Service	18,668	19,127	57,231	58,719
Product	—	13,605	—	142,862
Total cost of revenue	18,668	32,732	57,231	201,581
Gross profit	125,722	181,439	393,695	542,365
Operating expenses:
Marketing	37,897	53,159	106,685	130,545
Selling, general and administrative	119,243	119,494	369,601	384,606
Goodwill impairment	—	—	35,424	—
Long-lived asset impairment	—	—	8,811	—
Restructuring and related charges	4,912	12,483	8,163	34,150
Total operating expenses	162,052	185,136	528,684	549,301
Income (loss) from operations	(36,330)	(3,697)	(134,989)	(6,936)
Other income (expense), net	(23,541)	82,533	(49,761)	97,729
Income (loss) from operations before provision (benefit) for income taxes	(59,871)	78,836	(184,750)	90,793
Provision (benefit) for income taxes	(4,328)	135	(4,605)	773
Net income (loss)	(55,543)	78,701	(180,145)	90,020
Net (income) loss attributable to noncontrolling interests	(680)	(594)	(2,157)	(737)
Net income (loss) attributable to Groupon, Inc.	$(56,223)	$78,107	$(182,302)	$89,283

Net income (loss) per share:
Basic	$(1.86)	$2.64	$(6.06)	$3.05
Diluted	$(1.86)	$2.36	$(6.06)	$2.80

Weighted average number of shares outstanding:
Basic	30,307,734	29,567,802	30,070,598	29,282,932
Diluted	30,307,734	33,364,538	30,070,598	32,393,891

Comprehensive income (loss):
Net income (loss)	$(55,543)	$78,701	$(180,145)	$90,020
Other comprehensive income (loss):
Net change in unrealized gain (loss) on foreign currency translation adjustments	22,283	6,770	46,470	(46,353)
Reclassification of cumulative foreign currency translation adjustments (See Note 9)	—	(16)	—	32,268
Other comprehensive income (loss)	22,283	6,754	46,470	(14,085)

Comprehensive income (loss)	(33,260)	85,455	(133,675)	75,935
Comprehensive (income) loss attributable to noncontrolling interest	(680)	(594)	(2,157)	(737)
Comprehensive income (loss) attributable to Groupon, Inc.	$(33,940)	$84,861	$(135,832)	$75,198
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	40,007,255	$4	$2,294,215	(10,294,117)	$(922,666)	$(1,156,868)	$(4,813)	$209,872	$424	$210,296
Comprehensive income (loss)	—	—	—	—	—	(34,852)	3,369	(31,483)	500	(30,983)
Vesting of restricted stock units and performance share units	308,152	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	30,022	—	591	—	—	—	—	591	—	591
Tax withholdings related to net share settlements of stock-based compensation awards	(118,589)	—	(2,597)	—	—	—	—	(2,597)	—	(2,597)
Stock-based compensation on equity-classified awards	—	—	8,349	—	—	—	—	8,349	—	8,349
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(814)	(814)
Balance at March 31, 2022	40,226,840	$4	$2,300,558	(10,294,117)	$(922,666)	$(1,191,720)	$(1,444)	$184,732	$110	$184,842
Comprehensive income (loss)	—	—	—	—	—	(91,227)	20,818	(70,409)	977	(69,432)
Vesting of restricted stock units and performance share units	407,426	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(151,368)	—	(2,166)	—	—	—	—	(2,166)	—	(2,166)
Stock-based compensation on equity-classified awards	—	—	9,784	—	—	—	—	9,784	—	9,784
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(943)	(943)
Balance at June 30, 2022	40,482,898	$4	$2,308,176	(10,294,117)	$(922,666)	$(1,282,947)	$19,374	$121,941	$144	$122,085
Comprehensive income (loss)	—	—	—	—	—	(56,223)	22,283	(33,940)	680	(33,260)
Vesting of restricted stock units and performance share units	230,186	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	53,529	—	514	—	—	—	—	514	—	514
Tax withholdings related to net share settlements of stock-based compensation awards	(73,013)	—	(830)	—	—	—	—	(830)	—	(830)
Stock-based compensation on equity-classified awards	—	—	9,143	—	—	—	—	9,143	—	9,143
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(538)	(538)
Balance at September 30, 2022	40,693,600	$4	$2,317,003	(10,294,117)	$(922,666)	$(1,339,170)	$41,657	$96,828	$286	$97,114
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	39,142,896	$4	$2,348,114	(10,294,117)	$(922,666)	$(1,320,886)	$3,109	$107,675	$(1)	$107,674
Cumulative effect of change in accounting principle due to adoption of ASU 2020-06, net of tax (see Note 1)	—	—	(64,319)	—	—	45,350	—	(18,969)	—	(18,969)
Comprehensive income (loss)	—	—	—	—	—	14,558	(17,564)	(3,006)	(110)	(3,116)
Vesting of restricted stock units and performance share units	308,954	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	23,418	—	349	—	—	—	—	349	—	349
Tax withholdings related to net share settlements of stock-based compensation awards	(122,931)	—	(4,901)	—	—	—	—	(4,901)	—	(4,901)
Purchase of capped call transactions	—	—	(23,840)	—	—	—	—	(23,840)	—	(23,840)
Stock-based compensation on equity-classified awards	—	—	8,387	—	—	—	—	8,387	—	8,387
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	36	36
Balance at March 31, 2021	39,352,337	$4	$2,263,790	(10,294,117)	$(922,666)	$(1,260,978)	$(14,455)	$65,695	$(75)	$65,620
Comprehensive income (loss)	—	—	—	—	—	(3,382)	(3,275)	(6,657)	253	(6,404)
Vesting of restricted stock units and performance share units	707,372	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(254,466)	—	(11,716)	—	—	—	—	(11,716)	—	(11,716)
Settlement of convertible note hedges	—	—	3,061	—	—	—	—	3,061	—	3,061
Settlement of warrants	—	—	(1,752)	—	—	—	—	(1,752)	—	(1,752)
Purchase of capped call transactions	—	—	(3,576)	—	—	—	—	(3,576)	—	(3,576)
Stock-based compensation on equity-classified awards	—	—	10,501	—	—	—	—	10,501	—	10,501
Receipts from noncontrolling interest holders	—	—	—	—	—	—	—	—	102	102
Balance at June 30, 2021	39,805,243	$4	$2,260,308	(10,294,117)	$(922,666)	$(1,264,360)	$(17,730)	$55,556	$280	$55,836
Comprehensive income (loss)	—	$—	$—	—	$—	$78,107	$6,754	$84,861	$594	$85,455
Vesting of restricted stock units and performance share units	72,851	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	25,981	—	779	—	—	—	—	779	—	779
Tax withholdings related to net share settlements of stock-based compensation awards	(30,820)	—	(974)	—	—	—	—	(974)	—	(974)
Stock-based compensation on equity-classified awards	—	—	9,071	—	—	—	—	9,071	—	9,071
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(670)	(670)
Balance at September 30, 2021	39,873,255	$4	$2,269,184	(10,294,117)	$(922,666)	$(1,186,253)	$(10,976)	$149,293	$204	$149,497
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$(180,145)	$90,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	42,172	46,879
Amortization of acquired intangible assets	6,397	6,728
Impairment of goodwill	35,424	—
Impairment of long-lived assets	8,811	—
Restructuring-related impairment	2,949	7,651
Stock-based compensation	24,194	25,121
Changes in fair value of investments	—	(95,533)
Foreign currency translation adjustments reclassified into earnings	—	(32,268)
Change in assets and liabilities:
Accounts receivable	(9,321)	7,985
Prepaid expenses and other current assets	(4,086)	(11,155)
Right-of-use assets - operating leases	22,896	16,016
Accounts payable	13,222	3,996
Accrued merchant and supplier payables	(80,436)	(175,079)
Accrued expenses and other current liabilities	(40,331)	(43,654)
Operating lease obligations	(36,671)	(24,614)
Other, net	43,075	22,961
Net cash provided by (used in) operating activities	(151,850)	(154,946)
Investing activities
Purchases of property and equipment and capitalized software	(30,495)	(37,865)
Proceeds from sale or divestment of investment	—	6,859
Acquisitions of intangible assets and other investing activities	(2,077)	(2,491)
Net cash provided by (used in) investing activities	(32,572)	(33,497)
Financing activities
Proceeds from borrowings under revolving credit agreement	50,000	—
Payments of borrowings under revolving credit agreement	(40,000)	(100,000)
Proceeds from issuance of 2026 convertible notes	—	230,000
Issuance costs for 2026 convertible notes and revolving credit agreement	—	(7,747)
Purchase of capped call transactions	—	(27,416)
Payments for the repurchase of Atairos convertible notes	—	(254,000)
Proceeds from the settlement of convertible note hedges	—	2,315
Payments for the settlement of warrants	—	(1,345)
Taxes paid related to net share settlements of stock-based compensation awards	(5,601)	(17,591)
Payments of finance lease obligations	(653)	(4,887)
Other financing activities	(1,238)	203
Net cash provided by (used in) financing activities	2,508	(180,468)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,240)	(4,894)
Net increase (decrease) in cash, cash equivalents and restricted cash	(191,154)	(373,805)
Cash, cash equivalents and restricted cash, beginning of period (1)	499,483	851,085
Cash, cash equivalents and restricted cash, end of period (1)	$308,329	$477,280

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,361	$13,166
Income tax payments	4,483	9,406
Supplemental cash flow information on our leasing obligations:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,640	$24,614
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,669	$—

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(1)The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of September 30, 2022, December 31, 2021, September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$307,998	$498,726	$476,782	$850,587
Restricted cash included in prepaid expenses and other current assets	331	757	498	498
Cash, cash equivalents and restricted cash	$308,329	$499,483	$477,280	$851,085
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
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of Groupon, Inc. and its wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control and variable interest entities for which we are the primary beneficiary. In July 2022, we extended our arrangement through July 2025 with the strategic partner in the variable interest entity that we consolidate. All intercompany accounts and transactions have been eliminated in consolidation. Outside stockholders' interests in subsidiaries are shown on the Condensed Consolidated Financial Statements as Noncontrolling interests. Investments in entities in which we do not have a controlling financial interest are accounted for at fair value as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.

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
NOTE 2. GOODWILL AND LONG-LIVED ASSETS
During the three and nine months ended September 30, 2022 we evaluated goodwill and long-lived assets for impairment, due to the events described below, which indicated that the carrying amount of our assets or asset groups was not recoverable. In order to evaluate goodwill and long-lived assets for impairment, we compared the fair value of our two reporting units, North America and International, and our asset groups to their carrying values. In determining the fair values of our reporting units and asset groups, we used the discounted cash flow method under the income approach that uses Level 3 inputs.
During the third quarter of 2022, we determined that the carrying amount of one of our right-of-use assets related to our 2020 Restructuring Plan may not be fully recoverable due to collectability of sublease income, and recognized impairment within our North America segment. See details in the table below and Note 9, Restructuring and Related Charges, for more information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
During the second quarter of 2022, we determined a downward revision of our forecast required us to evaluate our goodwill and long-lived assets for impairment. As a result of our interim quantitative assessment, we recognized goodwill impairment within our International reporting unit, representing a full impairment of goodwill for that reporting unit. We also recognized long-lived asset impairment related to certain asset groups within our International segment. We also determined that the carrying amount of certain right-of-use assets within our International segment related to our 2020 Restructuring Plan were not fully recoverable and recognized impairment. See details in the table below and Note 9, Restructuring and Related Charges, for more information.
During the first quarter of 2022, we determined the impact to our business from the new variant of COVID-19 required us to evaluate our goodwill and long-lived assets for impairment. Our interim quantitative assessment for the first quarter of 2022 did not identify any goodwill or long-lived asset impairment.
During the third quarter of 2021, we recognized impairment for our right-of-use assets and leasehold improvements under our 2020 Restructuring Plan. See details in the table below and Note 9, Restructuring and Related Charges, for more information.
Goodwill
The following table summarizes goodwill activity by segment for the nine months ended September 30, 2022 (in thousands):

	North America	International (1)	Consolidated
Balance as of December 31, 2021	$178,685	$37,708	$216,393
Goodwill impairment	—	(35,424)	(35,424)
Foreign currency translation	—	(2,284)	(2,284)
Balance as of September 30, 2022	$178,685	$—	$178,685
(1)As of December 31, 2021, the International reporting unit had a negative carrying value.
Long-Lived Assets
The following table summarizes impairment charges presented within the following line items on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Long-lived asset impairment
North America	$—	$—	$—	$—
International	—	—	8,811	—
Total Long-lived asset impairment	—	—	8,811	—
Restructuring and related charges
North America	1,769	5,430	1,769	5,430
International	—	2,221	1,180	2,221
Total Restructuring and related charges	1,769	7,651	2,949	7,651
Total impairment	$1,769	$7,651	$11,760	$7,651

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes impairment for long-lived assets and restructuring and related charges by asset type for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Property, equipment and software, net
Leasehold improvements	$—	$870	$1,632	$870
Computer hardware	—	—	1,323	—
Other property, equipment and software, net	—	—	416	—
Total Property, equipment and software, net	—	870	3,371	870
Right-of-use assets - operating leases, net	1,769	6,781	8,389	6,781
Total long-lived asset impairment	$1,769	$7,651	$11,760	$7,651
The following table summarizes intangible assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$16,512	$12,500	$4,012	$19,976	$12,554	$7,422
Trade names	9,160	8,211	949	9,604	8,215	1,389
Patents	13,303	6,502	6,801	12,455	5,712	6,743
Other intangible assets	17,479	10,446	7,033	17,573	8,817	8,756
Total	$56,454	$37,659	$18,795	$59,608	$35,298	$24,310
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $2.1 million for the three months ended September 30, 2022 and 2021 and $6.4 million and $6.7 million for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2022	$2,047
2023	7,205
2024	3,877
2025	2,469
2026	1,622
Thereafter	1,575
Total	$18,795
NOTE 3. INVESTMENTS
As of September 30, 2022 and December 31, 2021, our carrying value in other equity investments was $119.5 million and our available-for-sale securities and fair value option investments had a carrying value of zero. There were no changes in fair value of our investments for the three and nine months ended September 30, 2022.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes our percentage ownership in our investments as of the dates noted below:

	September 30, 2022 and December 31, 2021
Other equity investments	1%	to	19%
Available-for-sale securities - redeemable preferred shares	1%	to	19%
Fair value option investments	10%	to	19%
Other Equity Investments
Our non-controlling equity interest in SumUp Holdings S.a.r.l. ("SumUp") was 2.29% as of September 30, 2022.
During the third quarter of 2021, we adjusted the carrying value of SumUp due to an observable price change in an orderly transaction, which resulted in an unrealized gain of $89.1 million for the three and nine months ended September 30, 2021. We also sold 100% of our shares in an other equity investment for total cash consideration of $2.6 million and recognized a gain of $2.2 million. During the second quarter 2021, we sold our shares in an other equity investment and recognized a gain and total cash consideration of $4.2 million. The gains on our investments have been presented in Other income (expense), net in the Condensed Consolidated Statement of Operations for the applicable three and nine months ended September 30, 2021
NOTE 4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Other income (expense), net for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$2,626	$1,336	$5,399	$3,818
Interest expense	(3,760)	(3,534)	(9,849)	(14,123)
Changes in fair value of investments (1)	—	91,288	—	95,533
Loss on extinguishment of debt	—	—	—	(5,090)
Foreign currency gains (losses), net and other (2)	(22,407)	(6,557)	(45,311)	17,591
Other income (expense), net	$(23,541)	$82,533	$(49,761)	$97,729
(1)Includes an $89.1 million unrealized gain due to an upward adjustment for an observable price change of SumUp for the three and nine months ended September 30, 2021.
(2)Includes a $32.3 million cumulative foreign currency translation adjustment gain for the nine months ended September 30, 2021 that was reclassified into earnings as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions.
The following table summarizes Prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$19,535	$28,550
Income taxes receivable	17,448	7,711
Deferred cloud implementation cost	7,420	6,476
Other	8,260	9,833
Total prepaid expenses and other current assets	$52,663	$52,570

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Other non-current assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Deferred contract acquisition costs	$5,377	$7,080
Deferred cloud implementation costs	18,596	11,986
Other	5,446	6,036
Total other non-current assets	$29,419	$25,102
The following table summarizes Accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Refund reserve	$10,701	$19,601
Compensation and benefits	16,949	30,367
Accrued marketing	12,529	37,900
Restructuring-related liabilities	8,324	11,349
Customer credits	45,669	56,558
Deferred revenue	814	3,523
Operating lease obligations	38,788	32,062
Other (1)	64,534	47,953
Total accrued expenses and other current liabilities	$198,308	$239,313
(1)Includes certain payroll taxes deferred under the Coronavirus Aid, Relief and Economic Security ("CARES") Act of $2.7 million as of September 30, 2022 and December 31, 2021. This amount is due by December 31, 2022.
The following table summarizes Other non-current liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Contingent income tax liabilities	$23,594	$24,213
Deferred income taxes	2,346	2,802
Other	4,611	7,433
Total other non-current liabilities	$30,551	$34,448
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
The carrying amount of the 2026 Notes consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Principal amount	$230,000	$230,000
Less: debt discount	(5,460)	(6,597)
Net carrying amount of liability	$224,540	$223,403
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of September 30, 2022 and December 31, 2021 was $148.3 million and $183.3 million and was determined using a lattice model.
During the three and nine months ended September 30, 2022 and 2021, we recognized interest costs on the 2026 Notes and the Atairos Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest	$646	$646	$1,940	$4,378
Amortization of debt discount	380	374	1,137	1,226
Total	$1,026	$1,020	$3,077	$5,604
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
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement which provided for aggregate principal borrowings of up to $400.0 million (prior to the amendments described below) and matures in May 2024. In July 2020, we entered into an amendment to the revolving credit agreement (the "First Amendment") which permanently reduced borrowing capacity under our senior secured revolving credit facility from $400.0 million to $225.0 million. In March 2021, we entered into a second amendment (the "Second Amendment") to the revolving credit agreement (as amended by the First Amendment and the Second Amendment, the “Prior Credit Agreement”) to, among other things, permit the issuance of the 2026 Notes and related capped call transactions. The Second Amendment also permanently removed requirements that we maintain (i) a maximum senior secured indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio and (ii) unrestricted cash of not less than $250.0 million. Further, the Second Amendment changed the requirement to maintain a minimum fixed charge coverage ratio to a requirement to maintain a minimum interest coverage ratio.
On September 28, 2022, we entered into a third amendment to the Prior Credit Agreement (the "Third Amendment" and the Prior Credit Agreement as amended, the "Amended Credit Agreement") to modify certain financial covenants and provide for additional flexibility in our operations, including certain modifications to our requirement to maintain (i) a maximum funded indebtedness to EBITDA ratio and (ii) a monthly minimum liquidity balance. In addition to the modifications described below, the Third Amendment reduced our borrowing capacity under our senior secured revolving credit facility from $225.0 million to $150.0 million.
We deferred debt issuance costs of $4.0 million in aggregate in connection with the Amended Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the Condensed Consolidated Balance Sheet as of September 30, 2022 and are amortized to interest expense over the term of the respective agreement.
In addition, under the Amended Credit Agreement, we are subject to various covenants, including customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness; make dividend and other restricted payments, including limiting the amount of our share repurchases; enter into sale and leaseback transactions; make investments, loans or advances; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; and engage in transactions with related parties and other affiliates. The Third Amendment further restricts certain existing negative covenants, including with respect to our ability to make share repurchases, acquisitions, investments and to incur additional indebtedness and liens.
As of September 30, 2022, we were in compliance with the covenants under our Amended Credit Agreement. Non-compliance with the covenants under the Amended Credit Agreement may result in termination of the commitments thereunder and then any outstanding borrowings may be declared due and payable immediately. We have the right to terminate the Amended Credit Agreement or reduce the available commitments at any time.
Borrowings under the Prior Credit Agreement bore (a) interest at a rate per annum equal to (i) an adjusted
LIBO rate or (ii) a customary base rate (with loans denominated in certain currencies bearing interest at rates specific to such currencies) plus an additional margin ranging between 0.50% and 2.00% and (b) commitment fees ranging from 0.25% to 0.35% on the daily amount of unused commitments. The Prior Credit Agreement also includes a replacement mechanism for the discontinuation of the adjusted LIBO rate.
The Third Amendment replaces LIBOR as a benchmark interest rate under the Prior Credit Agreement with Term Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 10 basis points. The Third Amendment also provides that, from the date of the Third Amendment through the fiscal quarter ending June 30, 2023, the Alternate Base Rate ("ABR") and Canadian prime spreads shall be raised to 1.50%, the fixed rate spreads to 2.50% and the commitment fee to 0.4% on the daily amount of the unused commitments under the Amended Credit Agreement. After June 30, 2023, the applicable spreads and commitment fee will revert to the levels set by the Prior Credit Agreement, with the addition of a new tier that is applicable when the ratio of funded indebtedness to EBITDA exceeds 3.00:1.00 and provides for ABR and Canadian prime spreads of 1.25%, fixed rate spreads of 2.25% and a commitment fee of 0.4% on the daily amount of the unused commitments under the Amended Credit Agreement.
In addition, the Amended Credit Agreement provides for the issuance of up to $75.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $150.0 million.
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
As of September 30, 2022, we had $110.0 million of outstanding borrowings and $24.5 million of outstanding letters of credit and as of December 31, 2021 we had $100.0 million of outstanding borrowings and $25.8 million of outstanding letters of credit under the Amended Credit Agreement.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments and future sublease income under our contractually obligated operating subleases as of September 30, 2022 and through the date of this report, did not materially change from the amounts set forth in our 2021 Annual Report on Form 10-K.
During the third quarter of 2022, however, we reassessed the term of one of our operating leases in our North America segment and, as a result, our expected future minimum lease payments related to that lease have been modified. Our current quarter reassessment included an increase in our Accrued expenses and other current liabilities of $11.6 million, a decrease to our long-term Operating lease obligations of $25.6 million, a decrease to our Right-of-use assets - operating leases, net of $9.5 million in the Condensed Consolidated Balance Sheets and a gain of $4.5 million in Restructuring and related charges on the Condensed Consolidated Statements of Operations. Refer to Note 9, Restructuring and Related Charges for additional information on the gain recognized. In addition, the collectability of the sublease payments related to that lease is not reasonably assured. Refer to Note 2, Goodwill and Long-Lived Assets for additional information.
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
On April 28, 2020, an individual plaintiff filed a securities fraud class action complaint in the United States District Court for the Northern District of Illinois, and in July 2020, another individual was appointed as lead plaintiff (the "Securities Lawsuit"). The lawsuit covers the time period from July 30, 2019 through February 18, 2020. The lead plaintiff alleges that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program. On May 6, 2022, the parties reached an agreement to settle this matter in its entirety for $13.5 million and signed a term sheet memorializing preliminary terms. On June 27, 2022, the District Court granted preliminary approval of the settlement. On October 28, 2022, the District Court granted final approval of the settlement class with no class members opting out and no objections. Now that the settlement class has been confirmed and the case is fully resolved with no opt outs, all class members must follow a claims process administered by a third party and will be barred from filing future lawsuits based on these events. The full amount of the $13.5 million settlement is covered under Groupon's insurance policies and was paid into an escrow fund by Groupon’s insurance carriers on July 26, 2022. The settlement accrual and insurance receivable are recorded in Accrued expenses and other current liabilities and Accounts receivable, net on the Condensed Consolidated Balance Sheets as of September 30, 2022.
In addition, four shareholders have filed separate shareholder derivative lawsuits in relation to the same events that are subject to the securities litigation described above (collectively, the "Derivative Lawsuits"). First, on September 9, 2021, a shareholder named Jonathan Frankel filed a federal derivative lawsuit in the United States District Court for District of Delaware. Second, on January 19, 2022, a shareholder named Alyssa Estreen filed a derivative lawsuit in the Court of Chancery in the State of Delaware. Third, on January 24, 2022, a shareholder named Saman Khoury filed a derivative lawsuit, also in the Court of Chancery in the State of Delaware. Finally, on May 9, 2022, a shareholder named Moriah Anders filed a lawsuit, also in the Court of Chancery in the State of Delaware. All four lawsuits name Groupon and certain of the Company's former and current officers and directors. The allegations in all four Derivative Lawsuits relate to the same time period and events that are the subject of the Securities Lawsuit and allege that the Company and its shareholders have sustained damages as a result of the conduct of certain current and former officers and directors. The Plaintiffs in each of these Derivative Lawsuits seek unspecified damages they allege were sustained by the Company, injunctive and equitable relief and attorneys’ fees. All four matters are stayed pending the outcome of the Securities Lawsuit. We intend to vigorously defend these matters, which we believe to be without merit.
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of September 30, 2022. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of September 30, 2022 is approximately $11.7 million.
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

NOTE 7. STOCKHOLDERS' EQUITY AND COMPENSATION ARRANGEMENTS
Groupon, Inc. Incentive Plan
In August 2011, we established the Groupon, Inc. 2011 Incentive Plan, as amended and restated (the "2011 Plan"), under which options, RSUs and performance stock units for up to 11,875,000 shares of common stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee of the Board. As of September 30, 2022, 3,203,455 shares of common stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The restricted stock units granted under the Groupon, Inc. Stock Plans (the "Plans") generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes restricted stock unit activity under the Plans for the nine months ended September 30, 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2021	2,205,235	$31.06
Granted	2,233,380	19.14
Vested	(915,272)	33.25
Forfeited	(514,350)	26.94
Unvested at September 30, 2022	3,008,993	$22.20
As of September 30, 2022, $52.2 million of unrecognized compensation costs related to unvested restricted stock units, excluding any impact of forfeitures, are expected to be recognized over a remaining weighted-average period of 1.19 years.
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
During the nine months ended September 30, 2022, 20,494 shares of our common stock were issued upon vesting of Performance Share Units granted in 2020 and prior based on the Board's certification of our financial and operational metrics for the year ended December 31, 2020. The weighted average grant date fair value of those shares was $31.97 per share. As of September 30, 2022, we have recognized substantially all expense related to the 17,269 unvested Performance Share Units and the 33,333 unvested Market-based Performance Share Units.

NOTE 8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three and nine months ended September 30, 2022 and 2021.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the nine months ended September 30, 2022 (in thousands):

Customer Credits
Balance as of December 31, 2021	$56,558
Credits issued	105,044
Credits redeemed (1)	(98,160)
Breakage revenue recognized	(16,459)
Foreign currency translation	(1,314)
Balance as of September 30, 2022	$45,669
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
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, deferred contract acquisition costs were $6.2 million and $8.0 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $2.7 million and $2.6 million of deferred contract acquisition costs for the three months ended September 30, 2022 and 2021, and $8.3 million and $7.8 million for the nine months ended September 30, 2022 and 2021.
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

The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the nine months ended September 30, 2022 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2021	$7,974
Change in provision	(896)
Write-offs	(1,254)
Foreign currency translation	(674)
Balance as of September 30, 2022	$5,150
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We recognized variable consideration from unredeemed vouchers that were sold in a prior period of $7.4 million and $19.1 million for the three months ended September 30, 2022 and 2021, and $9.4 million and $31.8 million for the nine months ended September 30, 2022 and 2021. During the year ended December 31, 2021, the substantial majority of vouchers sold at the onset of the COVID-19 pandemic reached expiration at redemption rates lower than our historical estimates. Although redemption rates for vouchers sold in more recent periods have improved, the impact of COVID-19 on redemption behavior in future periods is still uncertain. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements.
NOTE 9. RESTRUCTURING AND RELATED CHARGES
In August 2022 and April 2020, we initiated Board-approved restructuring plans. Costs incurred related to the restructuring plan are classified as Restructuring and related charges on the Condensed Consolidated Statements of Operations. The restructuring activities are summarized by plan in the sections below.
2022 Restructuring Plan
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure to align with our go-forward business and financial objectives (the “2022 Cost Savings Plan”). The 2022 Cost Savings Plan included a restructuring plan, approved by our Board on August 5, 2022 (the “2022 Restructuring Plan”). The first phase of the 2022 Restructuring Plan is expected to include an overall reduction of approximately 500 positions globally, with the majority of these reductions expected to occur by the end of 2022 and the remainder in early 2023. In connection with these actions, we expect to record total pre-tax charges of $10.0 million to $20.0 million. Substantially all of the pre-tax charges are expected to be paid in cash and will relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We expect to begin the next phase of our restructuring actions under this plan in 2023, and we anticipate these actions will include a focus on reducing our technology platform costs following the completion of our transition to the cloud. We have incurred total pretax charges of $6.2 million since the inception of the 2022 Restructuring Plan.

The following tables summarize costs incurred by segment related to the 2022 Restructuring Plan for the three and nine months ended September 30, 2022 (in thousands):

	Three and Nine Months Ended September 30, 2022
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$4,600	$158	$4,758
International	1,436	—	1,436
Consolidated	$6,036	$158	$6,194
(1)The employee severance and benefits costs for the three and nine months ended September 30, 2022 are related to the termination of approximately 380 employees, of which 318 are still completing their notice period and legally-required severance and benefits have been recognized as of September 30, 2022. Additional severance and benefits costs related to the remaining 318 employees may be incurred in future periods.
The following table summarizes restructuring liability activity for the 2022 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2021	$—	$—	$—
Charges payable in cash	6,036	158	6,194
Cash payments	(3,167)	—	(3,167)
Foreign currency translation	(29)	—	(29)
Balance as of September 30, 2022 (1)	$2,840	$158	$2,998
(1)Substantially all of the remaining cash payments for the 2022 Restructuring Plan costs are expected to be disbursed through 2023.
2020 Restructuring Plan
In April 2020, the Board approved a multi-phase restructuring plan related to our previously-announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business (the "2020 Restructuring Plan"). We have incurred total pretax charges of $108.7 million since the inception of the 2020 Restructuring Plan. Our actions under this plan were substantially completed by December 31, 2021, and our current and future charges or credits will be from changes in estimates. Our 2020 Restructuring Plan included workforce reductions of approximately 1,600 positions globally, the exit or discontinuation of the use of certain leases and other assets, impairments of our right-of-use and other long-lived assets, and the exit of our operations in New Zealand and Japan. In the first quarter 2021, we substantially liquidated our subsidiary in Japan and reclassified $32.3 million of cumulative foreign currency translation gains into earnings, which is presented in Other income (expense), net on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.

The following tables summarize costs incurred by segment related to the 2020 Restructuring Plan for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$—	$(1)	$—	$(1,578)	$(1,579)
International	121	28	—	148	297
Consolidated	$121	$27	$—	$(1,430)	$(1,282)

	Three Months Ended September 30, 2021
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$26	$251	$602	$5,610	$6,489
International	2,600	571	268	2,555	5,994
Consolidated	$2,626	$822	$870	$8,165	$12,483

	Nine Months Ended September 30, 2022
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$1	$129	$—	$(404)	$(274)
International	305	89	—	1,849	2,243
Consolidated	$306	$218	$—	$1,445	$1,969

	Nine Months Ended September 30, 2021
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$458	$1,482	$602	$6,974	$9,516
International	21,665	599	268	2,102	24,634
Consolidated	$22,123	$2,081	$870	$9,076	$34,150
As a part of our 2020 Restructuring Plan, we terminated or modified several of our leases. In other cases we vacated our leased facilities, and some of those facilities are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases. We recognized impairment related to those leases for $1.8 million and $2.9 million during the three and nine months ended September 30, 2022 and $7.7 million during the three and nine months ended September 30, 2021. See Note 2, Goodwill and Long-Lived Assets, for additional information. In addition, during the three and nine months ended September 30, 2022, we recognized a gain of $4.5 million in Restructuring and related charges for one of our previously-impaired leases in our North America segment due to a reassessment of the term. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our restructuring plan are presented within Restructuring and related charges in the Condensed Consolidated Statements of Operations. The current and non-current liabilities associated with these leases continue to be presented within Other current liabilities and Operating lease obligations in the Condensed Consolidated Balance Sheets.

The following table summarizes restructuring liability activity for the 2020 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Legal and Advisory Costs	Total
Balance as of December 31, 2021	$11,038	$311	$11,349
Charges payable in cash	306	218	524
Cash payments	(5,390)	(170)	(5,560)
Foreign currency translation	(921)	(66)	(987)
Balance as of September 30, 2022 (1)	$5,033	$293	$5,326
(1)Substantially all of the remaining cash payments for the 2020 Restructuring Plan costs are expected to be disbursed by the end of 2023.
NOTE 10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and income (loss) from operations before provision (benefit) for income taxes for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision (benefit) for income taxes	$(4,328)	$135	$(4,605)	$773
Income (loss) from operations before provision (benefit) for income taxes	(59,871)	78,836	(184,750)	90,793
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2022 and 2021 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The three and nine months ended September 30, 2022 were also impacted by the reduction to our estimated annual tax rate due to an increase in expected annual losses. The three and nine months ended September 30, 2021 were also impacted by the benefit of non-taxable items, including the unrealized gain on the observable price change recorded in an other equity investment during the three months ended September 30, 2021, the U.S. research and development tax credit, and reversals of reserves for uncertain tax positions due to closing of applicable statutes of limitations. For the three and nine months ended September 30, 2021, we had a full valuation allowance recorded against the U.S. federal and state deferred tax assets. We recorded a partial valuation allowance release in Q4 2021. For the three and nine months ended September 30, 2022, we continue to maintain a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we are not expecting to be able to realize. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $105.7 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. There could be potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment. We believe it is reasonably possible that reductions of up to $26.2 million in unrecognized tax benefits may occur within the 12 months following September 30, 2022 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. An actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of
September 30, 2022 and December 31, 2021 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2022 and 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or increased due to an observable price change in an orderly transaction.
We recognized $35.4 million in non-cash impairment charges related to goodwill for the nine months ended September 30, 2022. We recognized $1.8 million and $11.8 million in non-cash impairment charges related to long-lived assets for the three and nine months ended September 30, 2022, of which $1.8 million and $2.9 million are included in Restructuring and related charges on our Condensed Consolidated Statements of Operations. We recognized $7.7 million in non-cash impairment charges related to long-lived assets during the three and nine months ended September 30, 2021, which is included in Restructuring and related charges on our Condensed Consolidated Statements of Operations. See Note 2, Goodwill and Long-Lived Assets, and Note 9, Restructuring and Related Charges, for additional information.
We adjusted the carrying value of an other equity investment, which resulted in an unrealized gain of $89.1 million, and sold shares in an other equity investment for a gain of $2.2 million for the three and nine months ended September 30, 2021. During the second quarter 2021, we sold our shares in an other equity investment and recognized a gain of $4.2 million. See Note 3, Investments, for additional information.
We did not record any other significant nonrecurring fair value measurements for the three and nine months ended September 30, 2022 and 2021.

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of September 30, 2022 and December 31, 2021 due to their short-term nature.
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
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted net income (loss) per share:

Numerator
Net income (loss)	$(55,543)	$78,701	$(180,145)	$90,020
Less: Net income (loss) attributable to noncontrolling interests	680	594	2,157	737
Basic net income (loss) attributable to common stockholders	(56,223)	78,107	(182,302)	89,283

Diluted net income (loss) attributable to common stockholders	(56,223)	78,107	(182,302)	89,283
Plus: Interest expense from assumed conversion of convertible senior notes	—	700	—	1,392
Net income (loss) attributable to common stockholders plus assumed conversions	(56,223)	78,807	(182,302)	90,675

Denominator
Shares used in computation of basic net income (loss) per share	30,307,734	29,567,802	30,070,598	29,282,932
Weighted-average effect of diluted securities
Restricted stock units	—	351,720	—	712,866
Performance share units and other stock-based compensation awards	—	68,616	—	89,981
Convertible senior notes due 2026	—	3,376,400	—	2,308,112
Shares used in computation of diluted net income (loss) per share	30,307,734	33,364,538	30,070,598	32,393,891

Basic net income (loss) per share:	$(1.86)	$2.64	$(6.06)	$3.05

Diluted net income (loss) per share:	$(1.86)	$2.36	$(6.06)	$2.80

The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units	2,223,826	854,304	2,448,348	410,856
Performance share units and other stock-based compensation awards	94,690	—	102,406	—
Convertible Senior notes due 2022 (1)	—	—	—	1,144,689
Convertible Senior notes due 2026 (1)	3,376,400	—	3,376,400	—
Warrants	—	—	—	1,170,126
Capped call transactions	3,376,400	3,376,400	3,376,400	2,308,112
Total	9,071,316	4,230,704	9,303,554	5,033,783
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
We had outstanding Market-based Performance Share Units as of September 30, 2022 and 2021 that were eligible to vest into shares of common stock subject to the achievement of specified performance or market conditions. Contingently-issuable shares are excluded from the computation of diluted income (loss) per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. As of September 30, 2022, there were up to 33,333 shares of common stock issuable upon vesting of outstanding Market-based Performance Share Units that were excluded from the table above as the performance or market conditions were not satisfied as of the end of the period.

NOTE 13. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by our chief operating decision maker to assess performance and make resource allocation decisions. Our operations are organized into two segments: North America and International. Our measure of segment profitability is contribution profit, defined as gross profit less marketing expense, which is consistent with how management reviews the operating results of the segments. Contribution profit measures the amount of marketing investment needed to generate gross profit. Other operating expenses are excluded from contribution profit as management does not review those expenses by segment. We completed a transition to a third-party goods marketplace in International in 2021, and therefore we no longer generate product revenue in our Goods category. For the three and nine months ended September 30, 2022, adjustments to accruals previously established in our Goods category related to product are presented within service.
The following table summarizes revenue by reportable segment and category for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America
Service revenue:
Local	$97,843	$129,131	$296,233	$394,358
Goods	5,978	9,189	20,476	37,266
Travel	4,065	4,791	13,465	18,893
Total service revenue	107,886	143,111	330,174	450,517
Product revenue - Goods	—	—	—	626
Total North America revenue (1)	107,886	143,111	330,174	451,143

International
Service revenue:
Local	30,089	46,071	95,350	109,589
Goods	4,459	5,879	16,986	9,429
Travel	1,956	3,915	8,416	8,226
Total service revenue	36,504	55,865	120,752	127,244
Product revenue - Goods	—	15,195	—	165,559
Total International revenue (1)	$36,504	$71,060	$120,752	$292,803
(1)North America includes revenue from the United States of $105.0 million and $140.2 million for the three months ended September 30, 2022 and 2021, and $323.9 million and $444.2 million for the nine months ended September 30, 2022 and 2021. International includes revenue from the United Kingdom of $21.4 million and $100.4 million for the three and nine months ended September 30, 2021. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and nine months ended September 30, 2022 and 2021. Revenue is attributed to individual countries based on the location of the customer.

The following table summarizes cost of revenue by reportable segment and category for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America
Service cost of revenue:
Local	$13,388	$13,947	$40,428	$41,927
Goods	1,142	1,325	3,849	5,577
Travel	1,008	1,029	3,399	3,801
Total service cost of revenue	15,538	16,301	47,676	51,305
Product cost of revenue - Goods	—	—	—	458
Total North America cost of revenue	15,538	16,301	47,676	51,763

International
Service cost of revenue:
Local	2,674	2,195	7,946	6,094
Goods	125	292	521	537
Travel	331	339	1,088	783
Total service cost of revenue	3,130	2,826	9,555	7,414
Product cost of revenue - Goods	—	13,605	—	142,404
Total International cost of revenue	$3,130	$16,431	$9,555	$149,818

The following table summarizes contribution profit by reportable segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America
Revenue	$107,886	$143,111	$330,174	$451,143
Cost of revenue	15,538	16,301	47,676	51,763
Marketing	26,376	38,302	73,996	94,247
Contribution profit	65,972	88,508	208,502	305,133

International
Revenue	36,504	71,060	120,752	292,803
Cost of revenue	3,130	16,431	9,555	149,818
Marketing	11,521	14,857	32,689	36,298
Contribution profit	21,853	39,772	78,508	106,687

Consolidated
Revenue	144,390	214,171	450,926	743,946
Cost of revenue	18,668	32,732	57,231	201,581
Marketing	37,897	53,159	106,685	130,545
Contribution profit	87,825	128,280	287,010	411,820
Selling, general and administrative	119,243	119,494	369,601	384,606
Goodwill impairment	—	—	35,424	—
Long-lived asset impairment	—	—	8,811	—
Restructuring and related charges	4,912	12,483	8,163	34,150
Income (loss) from operations	$(36,330)	$(3,697)	$(134,989)	$(6,936)
The following table summarizes total assets by reportable segment as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Total assets:
North America (1)	$763,838	$964,523
International (1)	125,133	193,358
Consolidated total assets	$888,971	$1,157,881
(1)North America contains assets from the United States of $751.7 million and $951.8 million as of September 30, 2022 and December 31, 2021. International contained assets from the United Kingdom of $126.0 million as of December 31, 2021. There were no other individual countries that represented more than 10% of consolidated total assets as of September 30, 2022 and December 31, 2021.

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
Our strategy is to be the trusted marketplace where customers go to buy local services and experiences. We plan to unlock value by improving our expense structure and offering more differentiated inventory to stimulate customer engagement and demand. Our inventory efforts include testing of curated collections and our intention to launch a test concept for a new Beauty platform.
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
COVID-19 Pandemic and Macroeconomic Conditions
The COVID-19 pandemic has changed the environment that our business operates in, which includes changes in consumer behavior and macroeconomic impacts affecting both us and our merchants. Although global economies have begun to recover from the COVID-19 pandemic as most health and safety restrictions have been lifted, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time. Impacts to our operations may be caused by macroeconomic trends such as the ongoing COVID-19 pandemic, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior.
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
Our gross billings and units for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross billings	$433,856	$552,990	$1,354,705	$1,714,551
Units	12,278	15,746	36,996	50,227
Our active customers for the trailing twelve months ended September 30, 2022 and 2021 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2022	2021
TTM Active Customers (in thousands)	20,184	24,006

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
The following table presents the above financial metrics for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$144,390	$214,171	$450,926	$743,946
Gross profit	125,722	181,439	393,695	542,365
Adjusted EBITDA	(8,596)	34,607	(9,828)	105,942
Free cash flow	(51,840)	(87,581)	(182,345)	(192,811)
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
Factors Affecting Our Performance
Impact of macroeconomic conditions. We have been, and may continue to be, impacted by adverse consequences of the macroeconomic environment, including but not limited to, the ongoing COVID-19 pandemic, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior. We will continue to monitor the impact of macroeconomic conditions on our business.
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

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Gross billings
Service gross billings:
Local	$248,929	$318,825	(21.9)%	$763,333	$937,313	(18.6)%
Goods	28,334	43,096	(34.3)	95,404	168,881	(43.5)
Travel	21,118	23,519	(10.2)	66,824	94,211	(29.1)
Total service gross billings	298,381	385,440	(22.6)	925,561	1,200,405	(22.9)
Product gross billings - Goods	—	—	—	—	626	(100.0)
Total gross billings	$298,381	$385,440	(22.6)	$925,561	$1,201,031	(22.9)

Units
Local	6,043	8,196	(26.3)%	18,579	25,335	(26.7)%
Goods	1,119	1,849	(39.5)	3,710	7,260	(48.9)
Travel	91	128	(28.9)	305	512	(40.4)
Total units	7,253	10,173	(28.7)	22,594	33,107	(31.8)
North America TTM active customers for the trailing twelve months ended September 30, 2022 and 2021 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2022	2021	% Change
TTM Active customers	12,287	14,976	(18.0)%
Comparison of the Three Months Ended September 30, 2022 and 2021:
North America gross billings, units, and TTM active customers decreased by $87.1 million, 2.9 million and 2.7 million for the three months ended September 30, 2022 compared with the prior year period. These decreases were primarily attributable to a decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.
Comparison of the Nine Months Ended September 30, 2022 and 2021:
North America gross billings and units decreased by $275.5 million and 10.5 million for the nine months ended September 30, 2022 compared with the prior year period. These decreases were primarily attributable to a decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Revenue
Service revenue
Local	$97,843	$129,131	(24.2)%	$296,233	$394,358	(24.9)%
Goods	5,978	9,189	(34.9)	20,476	37,266	(45.1)
Travel	4,065	4,791	(15.2)	13,465	18,893	(28.7)
Total service revenue	107,886	143,111	(24.6)	330,174	450,517	(26.7)
Product revenue - Goods	—	—	—	—	626	(100.0)
Total revenue	$107,886	$143,111	(24.6)	$330,174	$451,143	(26.8)

Cost of revenue
Service cost of revenue
Local	$13,388	$13,947	(4.0)%	$40,428	$41,927	(3.6)%
Goods	1,142	1,325	(13.8)	3,849	5,577	(31.0)
Travel	1,008	1,029	(2.0)	3,399	3,801	(10.6)
Total service cost of revenue	15,538	16,301	(4.7)	47,676	51,305	(7.1)
Product cost of revenue - Goods	—	—	—	—	458	(100.0)
Total cost of revenue	$15,538	$16,301	(4.7)	$47,676	$51,763	(7.9)

Gross profit
Service gross profit
Local	$84,455	$115,184	(26.7)%	$255,805	$352,431	(27.4)%
Goods	4,836	7,864	(38.5)	16,627	31,689	(47.5)
Travel	3,057	3,762	(18.7)	10,066	15,092	(33.3)
Total service gross profit	92,348	126,810	(27.2)	282,498	399,212	(29.2)
Product gross profit - Goods	—	—	—	—	168	(100.0)
Total gross profit	$92,348	$126,810	(27.2)	$282,498	$399,380	(29.3)

Service margin (1)	36.2%	37.1%		35.7%	37.5%

% of Consolidated revenue	74.7%	66.8%		73.2%	60.6%
% of Consolidated cost of revenue	83.2	49.8		83.3	25.7
% of Consolidated gross profit	73.5	69.9		71.8	73.6
(1)Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended September 30, 2022 and 2021:
North America revenue, cost of revenue and gross profit decreased by $35.2 million, $0.8 million and $34.5 million for the three months ended September 30, 2022 compared with the prior year period. The revenue and gross profit declines were primarily attributable to a decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.
Comparison of the Nine Months Ended September 30, 2022 and 2021:
North America revenue, cost of revenue and gross profit decreased by $121.0 million, $4.1 million and $116.9 million for the nine months ended September 30, 2022 compared with the prior year period. The revenue and gross profit declines were primarily attributable to a decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America contribution profit for the three and nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Marketing	$26,376	$38,302	(31.1)%	$73,996	$94,247	(21.5)%
% of Gross profit	28.6%	30.2%		26.2%	23.6%

Contribution profit	$65,972	$88,508	(25.5)%	$208,502	$305,133	(31.7)%
Comparison of the Three Months Ended September 30, 2022 and 2021:
North America marketing expense and marketing expense as a percentage of gross profit decreased for the three months ended September 30, 2022 compared with the prior year period driven primarily by accelerated traffic declines and a lower investment in our online marketing spend.
North America contribution profit decreased for the three months ended September 30, 2022 compared with the prior year period primarily due to a decrease in gross profit.
Comparison of the Nine Months Ended September 30, 2022 and 2021:
North America marketing expense decreased for the nine months ended September 30, 2022 compared with the prior year period driven primarily by accelerated traffic declines and a lower investment in our online marketing spend. North America marketing expense as a percentage of gross profit increased for the nine months ended September 30, 2022 compared with the prior year period driven primarily by a decrease in gross profit.
North America contribution profit decreased for the nine months ended September 30, 2022 compared with the prior year period primarily due to a decrease in gross profit.
International
Operating Metrics
International segment gross billings and units for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Gross billings
Service gross billings:
Local	$96,592	$103,984	(7.1)%	$293,036	$263,535	11.2%
Goods	25,509	28,217	(9.6)	91,720	44,418	106.5
Travel	13,374	20,154	(33.6)	44,388	40,008	10.9
Total service gross billings	135,475	152,355	(11.1)	429,144	347,961	23.3
Product gross billings - Goods	—	15,195	(100.0)	—	165,559	(100.0)
Total gross billings	$135,475	$167,550	(19.1)	$429,144	$513,520	(16.4)

Units
Local	3,900	3,683	5.9%	10,410	8,357	24.6%
Goods	1,046	1,770	(40.9)	3,722	8,489	(56.2)
Travel	79	120	(34.2)	270	274	(1.5)
Total units	5,025	5,573	(9.8)	14,402	17,120	(15.9)

International TTM active customers for the trailing twelve months ended September 30, 2022 and 2021 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2022	2021	% Change
TTM Active customers	7,897	9,030	(12.5)%
Comparison of the Three Months Ended September 30, 2022 and 2021:
International gross billings, units and TTM active customers decreased by $32.1 million, 0.5 million and 1.1 million for the three months ended September 30, 2022 compared with the prior year period. These declines were primarily attributable to a de-emphasis on our Goods category, partially offset by improved customer refund levels. In addition, there was a $21.4 million unfavorable impact on gross billings from year-over-year changes in foreign currency exchange rates.
Comparison of the Nine Months Ended September 30, 2022 and 2021:
International gross billings and units decreased by $84.4 million and 2.7 million for the nine months ended September 30, 2022 compared with the prior year period. These declines were primarily attributable to a de-emphasis on our Goods category, partially offset by higher demand in our Local category and improved customer refund levels. In addition, there was a $47.6 million unfavorable impact on gross billings from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Revenue
Service revenue:
Local	$30,089	$46,071	(34.7)%	$95,350	$109,589	(13.0)%
Goods	4,459	5,879	(24.2)	16,986	9,429	80.1
Travel	1,956	3,915	(50.0)	8,416	8,226	2.3
Total service revenue	36,504	55,865	(34.7)	120,752	127,244	(5.1)
Product revenue - Goods	—	15,195	(100.0)	—	165,559	(100.0)
Total revenue	$36,504	$71,060	(48.6)	$120,752	$292,803	(58.8)

Cost of revenue
Service cost of revenue:
Local	$2,674	$2,195	21.8%	$7,946	$6,094	30.4%
Goods	125	292	(57.2)	521	537	(3.0)
Travel	331	339	(2.4)	1,088	783	39.0
Total service cost of revenue	3,130	2,826	10.8	9,555	7,414	28.9
Product cost of revenue - Goods	—	13,605	(100.0)	—	142,404	(100.0)
Total cost of revenue	$3,130	$16,431	(81.0)	$9,555	$149,818	(93.6)

Gross profit
Service gross profit:
Local	$27,415	$43,876	(37.5)%	$87,404	$103,495	(15.5)%
Goods	4,334	5,587	(22.4)	16,465	8,892	85.2
Travel	1,625	3,576	(54.6)	7,328	7,443	(1.5)
Total service gross profit	33,374	53,039	(37.1)	111,197	119,830	(7.2)
Product gross profit - Goods	—	1,590	(100.0)	—	23,155	(100.0)
Total gross profit	$33,374	$54,629	(38.9)	$111,197	$142,985	(22.2)

Service margin (1)	26.9%	36.7%		28.1%	36.6%

% of Consolidated revenue	25.3%	33.2%		26.8%	39.4%
% of Consolidated cost of revenue	16.8	50.2		16.7	74.3
% of Consolidated gross profit	26.5	30.1		28.2	26.4
(1)Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended September 30, 2022 and 2021
International revenue, cost of revenue and gross profit decreased by $34.6 million, $13.3 million and $21.3 million for the three months ended September 30, 2022 compared with the prior year period. Those decreases were primarily due to the transition of Goods to a third-party marketplace model, a decline in engagement on our platform in our Goods category and lower variable consideration from unredeemed vouchers, partially offset by improved customer refund levels. Revenue and gross profit also had an unfavorable impact of $5.8 million and $5.3 million from year-over-year changes in foreign currency exchange rates.
Comparison of the Nine Months Ended September 30, 2022 and 2021
International revenue, cost of revenue and gross profit decreased by $172.1 million, $140.3 million and $31.8 million for the nine months ended September 30, 2022 compared with the prior year period. Those decreases were primarily due to the transition of Goods to a third-party marketplace model and lower variable consideration from unredeemed vouchers, partially offset by an increase in Local gross billings and improved customer refund levels. Revenue and gross profit also had unfavorable impacts of $13.3 million and $12.3 million from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International marketing and contribution profit for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Marketing	$11,521	$14,857	(22.5)%	$32,689	$36,298	(9.9)%
% of Gross profit	34.5%	27.2%		29.4%	25.4%

Contribution profit	$21,853	$39,772	(45.1)%	$78,508	$106,687	(26.4)%
Comparison of the Three Months Ended September 30, 2022 and 2021:
International marketing expense decreased for the three months ended September 30, 2022 compared with the prior year period primarily due to accelerated traffic declines and a lower investment in our online marketing spend. Marketing expense as a percentage of gross profit increased for the three months ended September 30, 2022 compared with the prior year period primarily due to a decrease in gross profit.
The decrease in International contribution profit for the three months ended September 30, 2022 compared with the prior year period was primarily attributable to a decrease in gross profit.
Comparison of the Nine Months Ended September 30, 2022 and 2021:
International marketing expense decreased for the nine months ended September 30, 2022 compared with the prior year period primarily due to accelerated traffic declines and a lower investment in our online marketing spend. Marketing expense as a percentage of gross profit increased for the nine months ended September 30, 2022 compared with the prior year period due to a decrease in gross profit.
The decrease in International contribution profit for the nine months ended September 30, 2022 compared with the prior year period was primarily attributable to a decrease in gross profit.
Consolidated Operating Expenses
Operating expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Marketing	$37,897	$53,159	(28.7)%	$106,685	$130,545	(18.3)%
Selling, general and administrative	119,243	119,494	(0.2)	369,601	384,606	(3.9)
Goodwill impairment	—	—	—	35,424	—	NM
Long-lived asset impairment	—	—	—	8,811	—	NM
Restructuring and related charges	4,912	12,483	(60.7)	8,163	34,150	(76.1)
Total operating expenses	$162,052	$185,136	(12.5)	$528,684	$549,301	(3.8)

% of Gross profit:
Marketing	30.1%	29.3%		27.1%	24.1%
Selling, general and administrative	94.8%	65.9%		93.9%	70.9%
Comparison of the Three Months Ended September 30, 2022 and 2021:
Marketing expense decreased for the three months ended September 30, 2022 compared with the prior year period due to accelerated traffic declines and a lower investment in our online marketing spend. Marketing expense as a percentage of gross profit increased for the three months ended September 30, 2022 compared with the prior year period driven primarily by a decrease in gross profit.

SG&A remained largely flat for the three months ended September 30, 2022 compared with the prior year period. SG&A as a percentage of gross profit increased compared with the prior year period primarily due to a decrease in consolidated gross profit, as discussed above.
Restructuring and related charges decreased for the three months ended September 30, 2022 compared with the prior year period primarily due to the substantial completion of our 2020 restructuring plan, partially offset by costs incurred on the 2022 Restructuring Plan. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Comparison of the Nine Months Ended September 30, 2022 and 2021:
Marketing expense decreased for the nine months ended September 30, 2022 compared with the prior year period due to accelerated traffic declines and a lower investment in our online marketing spend. Marketing expense as a percentage of gross profit increased for the nine months ended September 30, 2022 compared to the prior year period due to a decrease in consolidated gross profit.
SG&A decreased for the nine months ended September 30, 2022 compared with the prior year period due to lower payroll, partially offset by higher cloud costs. SG&A as a percentage of gross profit increased for the nine months ended September 30, 2022 compared with the prior year period primarily due to a decrease in consolidated gross profit, as discussed above.
During the nine months ended September 30, 2022, we recognized goodwill impairment of $35.4 million and long-lived asset impairment of $8.8 million. See Item 1, Note 2, Goodwill and Long-Lived Assets, for additional information. We had no similar activity in the prior year period.
Restructuring and related charges decreased for the nine months ended September 30, 2022 compared to the prior year period primarily due to the substantial completion of our 2020 restructuring plan, partially offset by costs incurred on the 2022 Restructuring Plan. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments, loss on extinguishment of debt and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three and nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other income (expense), net	$(23,541)	$82,533	$(49,761)	$97,729
Comparison of the Three Months Ended September 30, 2022 and 2021:
The change in Other income (expense), net for the three months ended September 30, 2022 as compared with the prior year period is primarily related to an unrealized gain of $89.1 million recorded in 2021 as a result of an upward adjustment for an observable price change on an other equity investment, as well as a $15.9 million change in foreign currency gains and losses.
Comparison of the Nine Months Ended September 30, 2022 and 2021:
The change in Other income (expense), net for the nine months ended September 30, 2022 as compared with the prior year period is primarily related to an unrealized gain of $89.1 million recorded in 2021 as a result of an upward adjustment for an observable price change on an other equity investment, as well as a $62.9 million change in foreign currency gains and losses.

Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Provision (benefit) for income taxes	$(4,328)	$135	NM	$(4,605)	$773	NM
Effective tax rate	7.2%	0.2%		2.5%	0.9%
Comparison of the Three Months Ended September 30, 2022 and 2021:
The effective tax rates for the three months ended September 30, 2022 and 2021 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The three months ended September 30, 2022 were also impacted by the reduction to our estimated annual tax rate due to an increase in expected annual losses. The three months ended September 30, 2021 were also impacted by the benefit of non-taxable items including the unrealized gain on the observable price change recorded for an other equity method investment during the three months ended September 30, 2021, the U.S. research and development tax credit, and reversals of reserves for uncertain tax positions due to the closing of applicable statutes of limitations. For the three months ended September 30, 2021, we had a full valuation recorded against the U.S. federal and state deferred tax assets. We recorded a partial valuation allowance release in Q4 2021. For the three months ended September 30, 2022, we continue to maintain a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we are not expecting to be able to realize. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.
Comparison of the Nine Months Ended September 30, 2022 and 2021:
The effective tax rates for the nine months ended September 30, 2022 and 2021 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The nine months ended September 30, 2022 were also impacted by the reduction to our estimated annual tax rate due to an increase in expected annual losses. The nine months ended September 30, 2021 were also impacted by the benefit of non-taxable items including the unrealized gain on the observable price change recorded for an other equity method investment during the nine months ended September 30, 2021, the U.S. research and development tax credit, and reversals of reserves for uncertain tax positions due to the closing of applicable statutes of limitations. For the nine months ended September 30, 2021, we had a full valuation recorded against the U.S. federal and state deferred tax assets. We recorded a partial valuation allowance release in Q4 2021. For the nine months ended September 30, 2022, we continue to maintain a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we are not expecting to be able to realize. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three and nine months ended September 30, 2022 and 2021, special charges and credits included charges related to our 2020 and 2022 restructuring plans, and for the nine months ended September 30, 2022, special charges and credits included impairments of goodwill and long-lived assets. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Net income (loss), for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(55,543)	$78,701	$(180,145)	$90,020
Adjustments:
Stock-based compensation	8,116	8,204	24,194	25,121
Depreciation and amortization	14,706	17,617	48,569	53,607
Goodwill impairment	—	—	35,424	—
Long-lived asset impairment	—	—	8,811	—
Restructuring and related charges (1)	4,912	12,483	8,163	34,150
Other (income) expense, net (2)	23,541	(82,533)	49,761	(97,729)
Provision (benefit) for income taxes	(4,328)	135	(4,605)	773
Total adjustments	46,947	(44,094)	170,317	15,922
Adjusted EBITDA	$(8,596)	$34,607	$(9,828)	$105,942
(1)Includes right-of-use assets - operating leases impairment of $1.8 million and $2.9 million during the three and nine months ended September 30, 2022 and right-of-use assets - operating leases and leasehold improvement impairments of $7.7 million for the three and nine months ended September 30, 2021. See Note 9, Restructuring and Related Charges, for more information.
(2)Includes a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings for the nine months ended September 30, 2021 as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions and an $89.1 million unrealized gain due to an upward adjustment for an observable price change of an other equity investment for the three and nine months ended September 30, 2021. Refer to Item 1, Note 9, Restructuring and Related Charges and Note 3, Investments, for additional information..

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
The following tables represent the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022
	At Avg. Q3 2021 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$455,252	$(21,396)	$433,856
Revenue	150,222	(5,832)	144,390
Cost of revenue	19,155	(487)	18,668
Gross profit	131,067	(5,345)	125,722
Marketing	39,870	(1,973)	37,897
Selling, general and administrative	125,817	(6,574)	119,243
Restructuring and related charges	5,185	(273)	4,912
Income (loss) from operations	(39,805)	3,475	(36,330)

	Nine Months Ended September 30, 2022
	At Avg. Q3 2021 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,402,361	$(47,656)	$1,354,705
Revenue	464,300	(13,374)	450,926
Cost of revenue	58,285	(1,054)	57,231
Gross profit	406,015	(12,320)	393,695
Marketing	110,684	(3,999)	106,685
Selling, general and administrative	383,944	(14,343)	369,601
Goodwill impairment	39,518	(4,094)	35,424
Long-lived asset impairment	10,074	(1,263)	8,811
Restructuring and related charges	8,685	(522)	8,163
Income (loss) from operations	(146,890)	11,901	(134,989)
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and cash balances, which includes outstanding borrowings under the Amended Credit Agreement, totaling $308.0 million as of September 30, 2022.
Our net cash flows from operating, investing and financing activities for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash provided by (used in):
Operating activities	$(43,494)	$(74,176)	$(151,850)	$(154,946)
Investing activities	(8,877)	(11,530)	(32,572)	(33,497)
Financing activities	48,811	(2,047)	2,508	(180,468)
Our free cash flow for the three and nine months ended September 30, 2022 and 2021 and a reconciliation to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities, for those periods were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$(43,494)	$(74,176)	$(151,850)	$(154,946)
Purchases of property and equipment and capitalized software	(8,346)	(13,405)	(30,495)	(37,865)
Free cash flow	$(51,840)	$(87,581)	$(182,345)	$(192,811)
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
Net cash provided by (used in) operating activities
For the nine months ended September 30, 2022, our net cash used in operating activities was $151.9 million, as compared with $180.1 million net loss. That difference is primarily attributable non-cash items of $119.9 million, including goodwill and long-lived asset impairment, depreciation and amortization and stock-based compensation partially offset by a $91.7 million net decrease from changes in working capital and other non-current assets and liabilities. We have a cyclical business where, typically, the Accrued merchant and supplier payables balance is highest in the fourth quarter of the year and lowest in the third quarter of the year which results in the highest merchant cash outflows during the first nine months of the year. The cyclical nature of the balances of our merchant payables, in addition to reduced cash inflows from lower bookings during the nine months ended September 30, 2022, resulted in an $80.4 million cash outflow within changes in working capital for the nine months ended September 30, 2022.
For the nine months ended September 30, 2021, our net cash used in operating activities was $154.9 million, as compared with $90.0 million net income. That difference is primarily due to a $204.8 million net decrease from changes in working capital and other non-current assets and liabilities. The working capital impact was related to seasonal timing of payments to inventory suppliers, mid-year bonus payments and a shortening of the purchase to redemption cycle relative to the year-end 2020 when redemption patterns were more heavily impacted by COVID-19, resulting in higher merchant payment outflows for the year-to-date period. The difference between our net cash used in operating activities and our net income was also due to $40.2 million of non-cash items, including $95.5 million of changes in fair value of our investments and a $32.3 million foreign currency translation adjustment gain that was reclassified into earnings as a result of the substantial liquidation of our subsidiary in Japan, partially offset by depreciation and amortization and stock-based compensation.

Net cash provided by (used in) investing activities
For the nine months ended September 30, 2022, our net cash used in investing activities was $32.6 million, which included purchases of property and equipment and capitalized software of $30.5 million.
For the nine months ended September 30, 2021, our net cash used in investing activities was $33.5 million, which included purchases of property and equipment and capitalized software of $37.9 million, partially offset by proceeds from the sale of other equity investments of $6.9 million.
Net cash provided by (used in) financing activities
For the nine months ended September 30, 2022, our net cash provided by financing activities was $2.5 million, which included $50.0 million in proceeds under our revolving credit agreement, $40.0 million in payments under our revolving credit agreement and $5.6 million in taxes paid related to net share settlements of stock-based compensation awards.
For the nine months ended September 30, 2021, our net cash used in financing activities was $180.5 million. Our net cash used in financing activities included payments of $254.0 million for the repurchase of the Atairos Notes, $100.0 million of repayments of borrowings under our revolving credit facility, $27.4 million related to the purchase of capped call transactions, $17.6 million in taxes paid related to net share settlements of stock based compensation awards and $7.7 million in cash paid for issuance costs for the 2026 Notes and the Amended Credit Agreement, partially offset by $230.0 million of proceeds received from the issuance of the 2026 Notes.
In July 2020, we entered into an amendment to the revolving credit agreement (the "First Amendment") which permanently reduced borrowing capacity under our senior secured revolving credit facility from $400.0 million to $225.0 million. In March 2021, we entered into a second amendment to the revolving credit agreement (the "Second Amendment") to, among other things, permit the issuance of the 2026 Notes and related capped call transactions. In September 2022, we entered into a third amendment to the Prior Credit Agreement (the "Third Amendment" and the Prior Credit Agreement as amended, the "Amended Credit Agreement") which reduces borrowing capacity under our senior secured revolving credit facility from $225.0 million to $150.0 million. We remained in compliance with the applicable covenants as of September 30, 2022 under our Amended Credit Agreement. See Item 1, Note 5, Financing Arrangements for additional information.
We believe that our cash balances, excluding borrowings under the Amended Credit Agreement, and cash generated from operations will be sufficient to meet our working capital requirements and capital expenditures for at least the next 12 months. Primarily as a result of net losses, we have experienced net cash outflows from operating activities for each annual and interim period since March 31, 2020 other than the quarters ended December 31, 2020 and 2021. We plan to continue to actively manage and optimize our cash balances and liquidity, working capital and operating expenses, although there can be no assurances that we will be able to do so. We have historically seen cash inflow from operating activities in the fourth quarter from seasonally higher volume and we expect that pattern to continue in 2022. Additionally, we initiated our actions on the 2022 Cost Savings Plan in the third quarter 2022 which we expect will reduce operating expenses and cash outflow from operating activities in future periods. See the Overview section for further discussion on the 2022 Cost Savings Plan.
As of September 30, 2022, we had $55.0 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of September 30, 2022, $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, share price, available cash and other factors, and the share repurchase program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2022 did not materially change from the amounts set forth in our 2021 Annual Report on Form 10-K, except as disclosed in Item 1, Note 6, Commitments and Contingencies.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2022.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three and nine months ended September 30, 2022, we derived approximately 25.3% and 26.8% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of September 30, 2022 and December 31, 2021.
As of September 30, 2022, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $26.3 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.6 million. This compares with a $69.2 million working capital deficit subject to foreign currency exposure as of December 31, 2021, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $6.9 million.
Interest Rate Risk
Our cash balance as of September 30, 2022 consists of bank deposits so exposure to market risk for changes in interest rates is limited. In March and April 2021, we issued the 2026 Notes with an aggregate principal amount of $230.0 million (see Item 1, Note 5, Financing Arrangements). The 2026 Notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes along with other variables such as our credit spreads and the market price and volatility of our common stock. Our Amended Credit Agreement provides for aggregate principal borrowings of up to $150.0 million. As of September 30, 2022, we had $110.0 million of borrowings outstanding and $24.5 million of outstanding letters of credit under the Amended Credit Agreement. See Item 2, Liquidity and Capital Resources, for additional information. Because borrowings under the Amended Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended Credit Agreement. We have $53.4 million of lease obligations as of September 30, 2022. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.

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
Based on this evaluation, our management concluded that, as of September 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, and Part II, Item 1A, Risk Factors of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, except as supplemented below:
Our access to capital and ability to raise capital in the future may be limited, which could prevent us from growing, and our existing credit agreement could restrict our business activities.
We may need additional capital in the future and to seek additional financing or covenant relief. Any such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We have outstanding $230.0 million in aggregate principal amount of 1.125% convertible senior notes (the "2026 Notes") due March 2026. In addition, we are party to a $150.0 million amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, dated as of May 14, 2019, as amended by the First Amendment to the Second Amended and Restated Credit Agreement, dated as of July 17, 2020 (the "First Amendment"), as further amended by the Second Amendment to the Second Amended and Restated Credit Agreement, dated as of March 22, 2021 (the "Second Amendment"), and as further amended by the Third Amendment to the Second Amended and Restated Credit Agreement, dated as of September 28, 2022 (the "Third Amendment" and the revolving credit agreement, as amended the "Amended Credit Agreement"), which matures in May 2024.
The Amended Credit Agreement contains financial and other covenants that may restrict our business activities or our ability to execute our strategic objectives. Due to the impact of COVID-19 on our business, we entered into the First Amendment and Second Amendment to provide, among other things, covenant relief through the fourth quarter of 2021. We voluntarily elected to early terminate this covenant relief period as of the third quarter of 2021 and became subject to the ordinary course covenants under the Amended Credit Agreement (beginning in the third quarter of 2021). On September 28, 2022 we entered into the Third Amendment to modify certain financial covenants and provide for additional flexibility in our operations. In the future, these covenants could restrict our ability to access the full capacity of our credit facility or require us to repay amounts borrowed. In addition, if we are not able to comply with these covenants, we may need to seek additional covenant relief or modifications in the future. Failure to comply with the covenants contained in our Amended Credit Agreement (if not waived or further amended) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Amended Credit Agreement. Further, acceleration of indebtedness under the Amended Credit Agreement could result in an event of default under the indenture (the "Indenture") governing our 2026 Notes. Any termination of our ability to borrow or event of default under our Amended Credit Agreement would have a material adverse impact on our liquidity.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2022, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of September 30, 2022, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following table provides information about purchases of shares of our common stock during the three months ended September 30, 2022 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2022	18,384	$11.59	—	—
August 1-31, 2022	18,717	11.43	—	—
September 1-30, 2022	35,912	11.22	—	—
Total	73,013	$11.37	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
Appointment of Director
On November 7, 2022, the Board of the Company announced that it has decreased the size of the Board to eight directors, effective immediately, and pursuant to the Cooperation Agreement, dated June 13, 2022, by and among the Company, Pale Fire Capital SE, Dusan Senkypl and Jan Barta (the “Cooperation Agreement”), appointed Jan Barta to the Board, effective November 7, 2022.
Other than the Cooperation Agreement, there are no arrangements or understandings between Mr. Barta or any other persons pursuant to which Mr. Barta was named a director of the Company. Neither Mr. Barta nor his immediate family members have any direct or indirect material interest in any transaction or proposed transaction required to be reported under Item 404(a) of Regulation S-K.
Mr. Barta has elected to forego any compensation for serving as a director of the Board.
Appointment of Chief Financial Officer
On November 7, 2022, the Company announced that Damien Schmitz has been appointed as the Company’s Chief Financial Officer, effective immediately.
Mr. Schmitz, age 45, has served as the Company’s Interim Chief Financial Officer since October 2021. Mr. Schmitz previously led the Company’s global commercial finance function as Senior Vice President, Finance since October 2021, and Vice President, Finance since January 2019. Prior to that he served as Vice President, Finance and Chief Financial Officer, International from January 2018 to January 2019 and in various finance leadership roles at the Company since October 2012, including Senior Director, Global Financial Planning and Analysis since September 2016. Prior to joining the Company, Mr. Schmitz held consulting roles with PwC and 3M.

On November 3, 2022, the Compensation Committee of the Board approved compensation in connection with Mr. Schmitz appointment as Chief Financial Officer. Mr. Schmitz will receive an annual base salary of $550,000 and he will be eligible for an annual performance bonus with a target amount of $550,000 and will otherwise be entitled to the same benefits, including severance benefits, as previously disclosed in connection with his appointment as Interim Chief Financial Officer. Mr. Schmitz will no longer receive the separate monthly stipend amount that was initially awarded in connection with his appointment as Interim Chief Financial Officer.
There are no family relationships between Mr. Schmitz and any of the directors or executive officers of the Company, and there are no transactions in which Mr. Schmitz has an interest requiring disclosure under Item 404(a) of Regulation S-K. There is no arrangement or understanding between Mr. Schmitz and any other person pursuant to which he was appointed as an officer of the Company.
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Third Amendment, dated as of September 28, 2022, among the Company, the subsidiaries of the Company party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, to the Second Amended and Restated Credit Agreement, dated as of May 14, 2019 (and as amended by the First Amendment, dated as of July 17, 2020 and the Second Amendment, dated as of March 22, 2021), among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed on September 29, 2022).

10.2*	Non-Employee Directors' Compensation Plan.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
_____________________________________
* Management contract of compensatory plan or arrangement.
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November 2022.

GROUPON, INC.
By:	/s/ Damien Schmitz
	Name:	Damien Schmitz
	Title:	Chief Financial Officer