Form 10-K
period 2022-12-31
Groupon, Inc.
filed 2023-03-16
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Yes ☐             No  ☒

As of June 30, 2022, the aggregate market value of shares held by non-affiliates of the registrant was $215,199,008 based on the number of shares of common stock held by non-affiliates as of June 30, 2022 and based on the last reported sale price of the registrant's common stock on June 30, 2022.

As of March 13, 2023, there were 30,707,303 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023 or, if not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, from an amended report on Form 10-K/A filed in the same time period.

______________________________________________________

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute, and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability resulting from the conflict in Ukraine; global economic uncertainty, including as a result of inflationary pressures, ongoing impacts from the COVID-19 pandemic and labor and supply chain challenges; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, other privacy-related laws and regulation of the Internet and e-commerce; classification of our independent contractors, agency workers or employees; our ability to remediate our material weakness over internal control over financial reporting; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; our ability to continue as a going concern; risks related to our access to capital and outstanding indebtedness, including our convertible senior notes; our common stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our convertible senior notes; difficulties, delays or our inability to successfully complete all or part of the announced restructuring actions or to realize the operating efficiencies and other benefits of such restructuring actions; higher than anticipated restructuring charges or changes in the timing of such restructuring charges; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, as well as in our Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. BUSINESS
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites, which are primarily localized groupon.com sites in thirteen countries. We operate in two segments, North America and International, and in three categories, Local, Goods and Travel. See Item 1, Note 18, Segment Information, for additional information.
Revenue is earned through service revenue transactions, during which we generate commissions by selling goods or services on behalf of third-party merchants. Service revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties.
In prior periods, we generated product revenue from direct sales of our first-party Goods inventory. Our product revenue was reported on a gross basis as the purchase price received from the customer.
Our Strategy
Our strategy is to be the trusted marketplace where customers go to buy local services and experiences. We plan to grow our revenue by building long-term relationships with local merchants to improve our inventory selection and improving the customer experience through inventory curation and improved convenience in order to drive customer demand and purchase frequency.
Our Categories
Local. Our Local category includes experiences and services from local and national merchants, and other revenue sources that are primarily generated through our relationships with local and national merchants. Our local inventory includes, things to do, beauty and wellness and dining, as well as other types of experiences and services.
Goods. In our Goods category, we earn service revenue from transactions in which third-party merchants sell products to customers through our marketplaces. We recognize Goods revenue on a net basis within service revenue. Our Goods category includes merchandise across multiple product lines, such as electronics, sporting goods, jewelry, toys, household items and apparel.
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
Traffic Channels and Platforms
Our customers access our online local commerce marketplaces through our mobile applications and our websites. Our applications and mobile websites enable consumers to browse, purchase, manage and redeem deals on their mobile devices. For the year ended December 31, 2022, approximately 80% of our global transactions were completed on mobile devices.
We use a variety of marketing channels to direct customers to the offerings available through these marketplaces, as described in the Marketing section below.
Marketing
We use marketing to acquire and retain customers and promote awareness of our marketplaces and brand. We use a variety of marketing channels to make customers aware of our offerings, including search engines, email and push notifications, affiliate channels, social and display advertising and offline marketing.
Search engines. Customers can access our offerings indirectly through third-party search engines. We use search engine optimization ("SEO") and search engine marketing ("SEM") to increase the visibility of our offerings in web search results.

Email and mobile messaging. We communicate offerings through email and by push notifications to our customers based on their locations and personal preferences. A customer who interacts with an email or push notification is directed to our website or mobile application to learn more about the deal and to make a purchase. Additionally, we introduced short message service ("SMS") notifications in 2022.
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
Television and other offline. At times, we use other offline marketing channels such as connected television and traditional television advertising to help build awareness of our offerings and brand.
Human Capital Management
We believe attracting and retaining global talent is key to our success. Our senior leadership team is responsible for developing and executing our human capital strategy, with oversight from our Board of Directors (the "Board"). This includes the recruitment, development and retention of talent to support our operations and execute our strategy and the design of our employee compensation and benefit programs.
As of December 31, 2022, we had employees in the following geographies and roles:

	Sales	Corporate, Operational and Customer Support	Total Employees
North America	281	518	799
International	502	1,603	2,105
Total (1)	783	2,121	2,904
(1)In January 2023, the board approved the second phase of the 2022 Restructuring Plan, which includes an overall reduction of approximately 500 positions globally.
Our sales force consists of merchant sales representatives and sales support staff who acquire and build merchant relationships and provide ongoing consultative expertise. Other key operational functions include engineering, product, marketing and editorial.
Within our human capital strategy, there are five core pillars: Our People & Culture, Diversity, Equity & Inclusion ("DEI"), Compensation & Benefits, Social Responsibility, and Future of Work.
Our People & Culture. Groupon helps customers discover experiences that make for a full, fun, and rewarding life. We take the same approach to our work culture - we believe that having teams of resilient, energized, diverse, and collaborative people from all over the world make Groupon unique. Our goal is to support a culture that inspires innovation, rewards smart decision-making, and celebrates success.
In 2022, we conducted quarterly Pulse Engagement Surveys to gain insights into the engagement levels of our team members and to measure the overall health of our culture. These surveys covered a wide range of topics including well-being, engagement, leadership, performance and strategy, and DEI. Managers used the responses to identify focus areas for their teams and to implement formal action plans. We had strong employee engagement scores with an 80% response rate.
Each of our employees play an important role in ensuring that we maintain a high level of business ethics, safety, and integrity. To facilitate this, all employees are required to complete the following full-length training courses once every two years:
•Global Code of Conduct;
•Anti-Corruption; and

•Respectful and Harassment Free Workplace.
In alternate years, employees are required to complete a Global Code of Conduct Recertification Quiz. Additionally, we have established an internal process called Groupon Ethics Reporting Service, which is communicated to employees during the annual ethics training and can be used to bring to management’s attention a wide range of concerns, including violations of our policies.
To support the career development of our team members, we offer a variety of training and development programs supporting our ethics, workplace culture and manager behaviors. For example, we require all employees to complete unconscious bias training and all managers to complete Respect in the Workplace training. We also offer various other training programs to employees, such as Change & Resilience, Managing Through Change, FS90 (a course that reinforces leader habits and manager expectations for new managers), Authentic Allyship Workshops, and a Director Development Program to equip leaders with the tools they need to succeed, We also launched Accelerate, a 7-month program designed and run in partnership with the organization everywoman with the goal to accelerate the development and careers of our top female talent. Additionally, we encourage cross-team growth opportunities through our Internal Talent Mobility process.
Diversity, Equity and Inclusion. Diversity, equity and inclusion is integrated into our business and we believe that attracting and retaining diverse, global talent will create a culture where everyone can feel like they belong, find authentic connections and take part in experiences that connect to their own identities. We also want the diversity of our internal team to reflect the diversity of the merchants and customers we serve and the communities in which we live and work. We believe that a global team of employees with diverse experiences, backgrounds, skills and perspectives will allow us to take a more innovative approach to problem solving and lead to better outcomes and higher productivity. Our company-wide DEI program includes a range of initiatives and programs that have the overarching goal of making our employees, merchants and customers feel seen and valued, including:
•Analytics-based approach to provide data-driven insights and increase visibility as we aim to improve workforce diversity, identify inequities and reduce turnover;
•Employee Resource Groups;
•Diverse merchant self-identification;
•Inclusive leadership training program for employees; and
•Multiple merchant-facing campaigns and employee-facing celebrations including Asian American Pacific Islander Month, Pride Month, Juneteenth, National Black Business Month, National Hispanic Heritage Awareness Month, Global Diversity Awareness Month and Women’s Small Business Month.
Compensation and Benefits. To attract and retain qualified employees, we offer competitive compensation and comprehensive benefits, which are designed to attract, reward, and engage top talent and include standard health, dental, vision, life and disability insurance benefits as well as a 401(k) plan with company matching for our U.S. employees. In addition, Groupon is focused on the health and well-being of employees, and we have significantly expanded our wellness programming to combat burnout and support the overall health of global teams. Our wellness program includes access to mental health support and services, Global Wellness Week, which is an entire week dedicated to personal wellness programming aimed at boosting all of our physical, nutritional and mental well-being, as well as digital detox days. We also provide Talkspace, a virtual service that connects employees and family members with licensed mental health providers for counseling and therapy.
Social Responsibility. We are committed to empowering our employees to take part in making the communities in which we operate better places to work and live. We provide numerous opportunities for our employees to volunteer with causes they care about throughout the year and support communities through investment in local and global nonprofits focused on systemic issues like economic opportunity and hunger relief. In 2022, we supported nearly 2,000 small businesses and entrepreneurs globally through social responsibility programming and approximately 43% of our workforce engaged in community activities through the Groupon Volunteers program.
Future of Work. We believe it is important for our employees to do their jobs where they feel they can do it best. Whether that means working remotely from home or in one of our global offices - we want our employees to thrive in a work environment that suits their needs.

Following office closures from the COVID-19 pandemic in 2020 and 2021, we launched a test of an approach that we call “@flex.” Flex, which represents our “flexibility” and related hybrid working options, was rolled out incrementally across our 20 offices worldwide.
Our goal is to nurture a performance-driven culture - one that will be led by our values and focused on agility, results and accountability. We believe that this culture is foundational to our ability to drive our organization toward our long-term vision of being the destination for Local experiences. We intend to continue to focus on driving measurable results that will "show up" in our ability to attract and retain talent and build a resilient workforce well positioned to help us reach our long-term goals.
Technology
In early 2023, we completed the migration of our public-facing websites, internal applications and services, as well as our back-end business intelligence systems from being hosted at our data centers to a multi-cloud infrastructure. We employ security practices and modern tools to try to recognize intrusions to our technology infrastructure. We engage independent third-party Internet security firms to regularly test the security of our websites and identify vulnerabilities. In financial transactions with customers conducted on our websites and mobile applications, we use data encryption protocols to secure information while in transit. See Risk Factors for additional information relating to potential cyber threats.
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
We are subject to a variety of U.S. federal, state and international laws and regulations governing consumer data. The General Data Protection Regulation ("GDPR"), which was adopted by the European Union and became effective in May 2018 and the California Privacy Rights Act (the "CPRA"), which expands on and effectively replaces the California Consumer Privacy Act (the "CCPA") and became effective January 1, 2023, requires companies to satisfy specific requirements regarding the handling of personal and sensitive data, including its collection, use, protection and the ability of persons whose data is stored to, among other things, access and/or delete such data about themselves. The Virginia Consumer Data Protection Act (the "CDPA") and the Colorado Privacy Act (the "CPA"), which will both go into effect in 2023, provide new data privacy rights to their respective residents. Our ongoing efforts to comply with these laws and regulations and other relevant privacy and data protection laws and regulations, have required updates to certain business practices and systems. Non-compliance with any privacy and data protection laws and regulations could result in significant monetary fines. For instance, non-compliance with the GDPR could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenue and non-compliance with CPRA could result in fines of up to $7,500 per violation in addition to providing consumers with a private right of action. We continue to monitor developments in laws and regulations relating to privacy and consumer data, and we expect these evolving laws and regulations will continue to impact our business in the future.
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
Information About Our Executive Officers
The following table sets forth information about our executive officers (as of the date of this filing):

Name	Age	Position

Kedar Deshpande	44	Chief Executive Officer
Damien Schmitz	45	Chief Financial Officer
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
Damien Schmitz was appointed as our Chief Financial Officer in November 2022. He previously served as the Interim Chief Financial Officer since November 2021, Senior Vice President, Finance since October 2021, and Vice President, Finance since January 2019. Prior to that he served as Vice President, Finance and Chief Financial Officer, International from January 2018 to January 2019 and in various finance leadership roles at the Company since October 2012, including Senior Director, Global FP&A from September 2016 to December 2017. Prior to joining the company, Mr. Schmitz held consulting roles with Price Waterhouse Coopers LLP and 3M Company.
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
•Our restructuring plan could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of this plan in the time frame anticipated or at all.
•Our operating results may vary significantly from quarter to quarter.
•Our international operations are subject to varied and evolving sociopolitical conditions as well as commercial, employment and regulatory challenges, and our inability to adapt to the diverse and changing landscapes of our international markets may adversely affect our business.
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
•The loss of key executives, members of our management team and employees across our organization, or our failure to attract and retain other highly qualified personnel in the future could harm our business.
•Failure to deal effectively with fraudulent transactions and customer disputes would increase our loss rate and harm our business.
•We are subject to payments-related risks.
•We have identified a material weakness in our internal control over financial reporting, which could, if not remediated or if we identify additional material weaknesses or other adverse findings in the future, impair our ability to report accurate and timely financial information, adversely affect investor confidence and have a material and adverse effect on our financial condition and results of operations.
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
•Misclassification or reclassification of our independent contractors, agency workers or employees could increase our costs and adversely impact our business.
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
•Our ability to use our tax attributes to reduce future U.S. income taxes could be subject to certain limitations.
•Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include Groupon vouchers or other offerings.
•State and foreign laws regulating money transmission could be expanded to include Groupon vouchers or other Groupon products or services.

Risks Related to Our Capital Structure
•Our access to capital and ability to successfully manage and raise capital in the future may be limited, which could prevent us from growing, adversely impact our liquidity and our existing credit agreement could restrict our business activities.
•Our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.
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
We are implementing a strategy to become the trusted marketplace where customers go to buy local services and experiences and return the Company to growth. We intend to execute our strategy by building long-term relationships with local merchants to improve our inventory selection and improving the customer experience through inventory curation and improved convenience in order to drive customer demand and purchase frequency..
There are no assurances that our actions will be successful in executing our strategy and returning the Company to growth. Our efforts may prove more difficult than we currently anticipate. Further, we may not succeed in realizing the benefits of these efforts on our anticipated timeline or at all. In addition, as we implement our strategy, the macroeconomic environment, including but not limited to, certain adverse consequences of the COVID-19 pandemic that continue to impact the macroeconomic environment, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior may make it more difficult to effectively execute our strategy, including to quickly test, learn and scale initiatives relating to improving inventory selection or improving customer experience. Even if fully implemented, our strategy may not result in a return to growth or the other anticipated benefits to our business, financial condition and results of operations. If we are unable to effectively execute our strategy and realize its anticipated benefits, it could negatively impact our business, financial condition and results of operations.

Our restructuring plan could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of this plan in the time frame anticipated or at all.
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure and align with our go-forward business and financial objectives. The cost savings plan included a restructuring plan, with the first phase of the plan approved by our Board of Directors on August 5, 2022 and the second phase approved by our Board of Directors on January 25, 2023. The implementation of the restructuring plan, including the impact of workforce reductions and other non-payroll cost savings measures could be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete the restructuring plan and achieve the anticipated benefits from the plan within the expected time frame or at all is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, following completion of the restructuring plan, our business may not be more efficient or effective than prior to implementation of the restructuring plan.
Our operating results may vary significantly from quarter to quarter.
Our operating results may vary significantly from quarter to quarter due to the rapidly evolving nature of our business and other reasons. We believe that our ability to achieve and maintain revenue growth and profitability will depend, among other factors, on our ability to:
•respond to macroeconomic challenges, including but not limited to, certain adverse consequences of the COVID-19 pandemic that continue to impact the macroeconomic environment, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior and the ability to optimize our supply to take into account consumer preferences at a particular point in time;
•acquire new customers, retain existing customers and increase customer purchase frequency;
•attract and retain high-quality merchants;
•maintain our current relationships with or attract new vendors, suppliers and service providers on agreeable terms;
•maintain contracts that are critical to our operations;
•attract and retain key employees, including attracting and retaining talent with an appropriate level of skill and experience, including product and technology expertise, cybersecurity expertise, GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting;
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
•continue to reduce costs and maintain cost discipline to benefit from our reduced cost structure;
•performance of our Goods category following transition to a third party marketplace model;
•successfully achieve the anticipated benefits of business combinations or acquisitions, strategic investments and divestitures;
•complete the multi-phased cost savings plan and achieve the anticipated benefits from the plan;
•provide a superior customer service experience for our customers;
•avoid interruptions to our services, including as a result of attempted or successful cybersecurity attacks or breaches;

•respond to continuous changes in consumer and merchant use of technology;
•optimize and diversify our traffic channels;
•react to challenges from existing and new competitors;
•respond to periodic changes in supply and demand; and
•address challenges from existing and new laws and regulations.
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
•our ability to successfully respond to macroeconomic challenges, including but not limited to, certain adverse consequences of the COVID-19 pandemic that continue to impact the macroeconomic environment, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior and the ability to optimize our supply to take into account consumer preferences at a particular point in time;
•political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, labor unrest, violence and outbreaks of war and pandemics or other disease outbreaks);
•disruptions and instability in the international markets in which we operate, including Poland, as a result of the ongoing conflict in Ukraine;
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
•the ability to quickly and effectively consult with, negotiate and seek the consent or opinion of, various employee groups, our international workers' councils and trade unions that represent our international employees on various matters including restructuring actions, strategic decisions, any changes to our activities or employee benefits and other business critical matters, which could result in the delay of executing key actions or product delivery and increase costs;
•the local legal restrictions relating to employment and staffing;

•difficulty in staffing, including attracting and retaining talent with an appropriate level of skill and experience, including product and technology expertise, cybersecurity expertise, GAAP knowledge and experience to create the proper control environment for effective internal control over financial reporting, developing and managing foreign operations, including through centralized shared service centers, as a result of distance, language barriers and cultural differences;
•periodic reductions in business activity;
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
We must continue to attract and retain high quality merchants in order to increase profitability and grow our marketplace. A key priority of our strategy is to improve inventory selection on our marketplace, which depends on our ability to attract and retain the right merchants . We are also focused on improving the merchant experience on our platform, including improving tools available to merchants to help grow their businesses. Further, COVID-19 negatively impacted many of our merchants, including through staffing shortages and supply chain issues, and in some cases we have not been, and may not be able to retain or re-acquire these merchants in the future. In addition, our Goods category utilizes a third-party marketplace model, and we may not be able to maintain vendor relationships on favorable payment terms, margins or at all. If we are not able to effectively attract and retain merchants or third party partners, it could adversely affect our business and results of operations.
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
We must continue to retain and acquire customers who make purchases on our platform in order to increase profitability and grow our marketplace. COVID-19 negatively impacted our ability to attract and retain customers, and although we remain focused on re-engaging prior customers and acquiring new customers, our efforts may not be successful. Further, as our customer base evolves, the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the loss of prior and existing customers and the costs associated with acquiring and retaining customers and to maintain or increase our customers’ purchase frequency. If customers do not perceive our offerings to be attractive or if we fail to introduce new and more relevant deals or increase awareness and understanding of the offerings on our marketplace platform, we may not be able to retain or acquire customers at levels necessary to grow our business and profitability. In addition, changes to search engine algorithms or similar actions are not within our control and could adversely affect traffic to our websites and mobile applications. If we are unable to re-engage and acquire new customers in numbers sufficient to grow our business and offset the number of customers that have ceased to make purchases, or if new customers do not make purchases at expected levels, our revenue may decrease and our operating results may be adversely affected.
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
We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:
•the continued consequences of the macroeconomic environment, including but not limited to, certain adverse consequences of the COVID-19 pandemic that continue to impact the macroeconomic environment, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior;
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
•our ability to maintain our current relationships with or attract new vendors, suppliers and service providers on agreeable terms;
•our ability to maintain contracts that are critical to our operations;
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
•our ability to cost-effectively manage our operations and to complete the multi-phased cost savings plan and achieve the anticipated benefits from the plan; and
•our reputation and brand strength relative to our competitors.
Some of our competitors have longer operating histories, greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. Further, the macroeconomic environment may not have had or in the future have a comparable impact on these competitors' businesses. In addition, our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer and/or merchant bases or generate revenue from their customer bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could attract customers away from our websites and mobile applications, reduce our market share and adversely impact our gross profit. In addition, we are dependent on some of our existing or potential competitors for display advertisements and other marketing initiatives to acquire new customers. Our ability to utilize their platforms to acquire new customers may be adversely affected if they choose to compete more directly with us or prevent us from using their services.
Our success is dependent upon our ability to provide a superior mobile experience for our customers and our customers' continued ability to access our offerings through mobile devices.
In the year ended December 31, 2022, over 80% of our global transactions were completed on mobile devices. In order to continue to grow our mobile transactions and improve mobile conversion rates, it is critical that our applications are compatible with a range of mobile technologies, systems, networks and standards and that we provide a good, modern customer experience. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices, we are not successful in increasing mobile conversion rates or if we fail to develop applications and product enhancements with adequate functionality and a positive customer experience on a wide range of mobile devices. In addition, the success of our mobile application depends on our continued ability to distribute it through mobile application marketplaces (e.g., an app store).
An increase in our refund rates or estimated liabilities with respect to unredeemed vouchers could adversely affect our financial results.
In prior years, COVID-19 had a significant impact on refunds and any downturns in general economic conditions or extended period of low consumer confidence in the future could also increase our refund rates. An increase in our refund rates could significantly reduce our liquidity, profitability and financial results. We estimate future refunds based on historical refund experience by category. We assess the trends that could affect our estimates on an ongoing basis and make adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to our refund policies or general economic conditions, may cause future refunds to differ from our initial estimates. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate. If our refund reserves are not adequate to cover future refund claims, this inadequacy could have a material adverse effect on our financial results. In addition, we may not be able to obtain reimbursement from merchants for refunds that we issue, which could have an adverse effect on our financial results.
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
The loss of key executives, members of our management team and employees across our organization, or our failure to attract and retain other highly qualified personnel in the future could harm our business.
In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, accounting and sales positions. Hiring and retaining qualified executives, engineers, sales representatives and other key personnel are critical to our success, and competition can be intense for experienced and well qualified executives and employees, particularly in recent periods. In 2021 and 2022, we experienced significant leadership changes, including the appointment of a new Chief Executive Officer in December 2021, as well as appointing our Interim Chief Financial Officer and Interim Chief Accounting Officer into such roles permanently in November 2022 and May 2022, respectively. Additionally, in February 2023, our Chief Administrative Officer, General Counsel and Corporate Secretary resigned. Furthermore, we have experienced continued disruption in our business due to the announcement of our cost savings plan and significant turnover in our senior management team. Reductions in our workforce have led to employees filling certain key roles and we may experience additional changes in key roles in the future. Executive leadership and senior management transitions, reductions in workforce and significant employee turnover can be time consuming, difficult to manage, create instability, cause disruption to our business, impede our day-to-day operations and our ability to fully implement our business and growth strategy. These impacts also make it more difficult to attract and retain talent. In addition, such transitions, reductions in workforce and turnover cause the loss of institutional knowledge, which can negatively impact the execution of our day-to-day operations and the ability to carry out our business strategy.
In order to attract and retain key executives and employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. If the anticipated value of such equity-based compensation does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate key executives and employees could be weakened. The failure to successfully hire and retain key executives and employees or the further loss of any key executives, senior management and employees could have a significant impact on our operations, including declining product identity and competitive differentiation, eroding employee morale and productivity or an inability to maintain internal controls, regulatory or other compliance related requirements.
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
We accept payments using a variety of methods, including credit cards, debit cards and gift certificates. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. In addition, our credit card and other payment processors generally have broad discretion to impose receivable holdbacks or reserve requirements based on changes to our business model or material changes in our financial condition, and could do so in the future. Any material increase in receivable holdbacks or reserve requirements could have a material impact on our cash flow and available liquidity. In the event our strategy is unsuccessful or our business and financial condition deteriorates significantly, these payment processors could increase holdback amounts or reserve requirements due to concerns with our financial condition, which could adversely affect our liquidity. Additionally, if any of our payment processors, who we rely on for processing of credit cards and debit cards, were to become unwilling or unable to provide these services to us, including by terminating its relationship with us, whether as a result of a failure by us to meet our contractual obligations or for other reasons, or if any of them were to refuse to renew or renegotiate its agreement with us on commercially acceptable terms, it could disrupt our business, which could adversely impact our financial condition and reputation.
We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Specifically, we are required to meet certain Payment Card Industry (“PCI”) Data Security Standards issued by the Payment Card Industry Security Standards Council. If we fail to maintain PCI compliance or compliance with other related rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business and operating results could be adversely affected.
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
We have identified a material weakness in our internal control over financial reporting which could, if not remediated or if we identify additional material weaknesses or other adverse findings in the future, impair our ability to report accurate and timely financial information, adversely affect investor confidence and have a material and adverse effect on our financial condition and results of operations.
Management evaluated an immaterial accounting error related to accrued merchant payables. Although the error did not affect payments to merchants, an incorrect calculation caused the accrued merchant payable balance to be understated by an immaterial amount, and there is a reasonable possibility our existing controls would not have detected the error in a timely manner if it were to be material. As a result of the accounting error, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness exists due to inadequate preventative and detective controls over complex manual calculations used to record certain month-end balances.
Management is committed to maintaining a strong internal control environment and believes its remediation efforts will represent an improvement to the control environment. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weakness.
We may not be successful in implementing these remediation measures or in developing other internal controls, which may impair our ability to report accurate and timely financial information. These remediation measures may be time consuming and costly and there is no assurance that the measures we have taken to date, or any measures we may take in the future, will remediate the material weakness identified or be sufficient to avoid potential future material weaknesses. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, until we remediate the material weakness, or if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result.
For further discussion of the material weakness, see Item 9A. Controls and Procedures.

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
Email continues to be a significant source of organic traffic for us. If email providers or Internet service providers implement new or more restrictive email or content delivery or accessibility policies, including with respect to net neutrality, it may become more difficult to deliver emails to our customers or for customers to access our site and services. For example, certain email providers, including Google, categorize our emails as "promotional," and these emails are directed to an alternate, and less readily accessible, section of a customer's inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to customers in a manner compatible with email providers’ email handling or authentication technologies, our ability to contact customers through email could be significantly restricted. In addition, if we are placed on "spam" lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed. In addition, in 2021, Apple released an iOS update, which updated its privacy practices and policies, limiting the ability of email senders to track recipients' email activity. Additionally, in 2022, Google announced plans to adopt new privacy related changes to its Android advertising identifiers. Such actions, and similar actions in the future, could adversely impact our email open rates, our ability to drive traffic to our marketplace and the effectiveness and efficiency of our email marketing, any of which could have a negative impact on our business and results of operations.
We also rely heavily on Internet search engines to generate traffic to our websites, principally through search engine marketing ("SEM") and SEO. The number of consumers we attract from search engines to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control and may change at any time. Search engines frequently update and change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major Internet search engine changes its algorithms in a manner that negatively affects our search engine ranking it could create additional traffic headwinds for us and negatively affect our results of operations.
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
In operating a global online business, we and our third-party service providers maintain significant proprietary information and maintain large amounts of personal data and confidential information about our employees, customers and merchants. We and such service providers are at constant risk of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, ransomware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources). These types of incidents continue to be prevalent and pervasive across industries, including in our industry, and such attacks on our systems have occurred in the past and are expected to occur in the future. In addition, we expect the amount and sophistication of the perpetrators of these attacks to continue to expand, which could include nation-state actors. Further, we believe that we are a compelling target for such attacks as a result of the high profile of our brand and the amount and type of information we maintain relating to our customers and merchants. Any such incident could lead to interruptions, delays or website outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Further, third party service providers we utilize in our operations could be targeted by such cyber attacks, which could indirectly impact our business, by way of similar adverse consequences to a direct attack depending on the type of service.
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
We maintain a cybersecurity risk management program that is overseen by our IT and Information Security teams. A member of our IT and Information Security teams regularly reports to the Audit Committee on the state of our cybersecurity program and provides updates on cybersecurity matters. We also conduct an annual cybersecurity review with our Board . As part of our cybersecurity risk management program, we employ security practices to protect and maintain the systems located at our hosting providers, invest in intrusion, anomaly, and vulnerability detection tools and engage third-party security firms to test the security of our websites and systems. In addition, we regularly evaluate and assess our systems and the controls, processes and practices to protect those systems and also conduct penetration testing against our own systems. The evaluations, assessments and testing identify areas of potential weakness in, and suggested improvements to, the maturity of our systems, processes, and risk management framework as well as vulnerabilities in those systems, processes, and risk management framework that could be attacked and exploited to access and acquire proprietary and confidential information, including information about our customers and merchants. There are no assurances that our cybersecurity risk mitigation program or actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the impact of any cyber intrusion or related attack. In addition, in the future we may be required to expend significant additional resources to modify or enhance our protective measures, controls and systems or to improve the maturity of our systems, processes and risk management framework, or investigate or remediate any information security vulnerabilities. These improvements, modifications and enhancements may take significant time to implement. Further, the sophistication of potential attacks or the capabilities of our systems and processes may not permit us to detect the occurrence of cyber incidents until significant data loss has occurred. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or impact these problems may have on us. Any actual breach, the perceived threat of a breach or a perceived breach, could cause our customers, merchants, employees and payment card processors to cease doing business with us or do business with us less frequently, subject us to lawsuits (including claims for damages), investigations, regulatory fines or other action or liability or damage to our brand and reputation, which would harm our business, financial condition and results of operations.
Our business depends on our ability to maintain and improve the technology infrastructure necessary to send our emails and operate our websites, mobile applications and transaction processing systems, and any significant disruption in service on our email network infrastructure, websites, mobile applications or transaction processing systems could result in a loss of customers or merchants.
Customers access our marketplaces through our websites and mobile applications, as well as via emails that are often targeted by location, purchase history and personal preferences. Customers can also access our deal offerings indirectly through third-party search engines. Our reputation and ability to acquire, retain and serve our current and potential customers are dependent upon the reliable performance of our websites, mobile applications, email delivery and transaction processing systems and the underlying network infrastructure. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be prolonged and harmful to our business. If our websites or mobile applications are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not return as often in the future, or at all. We have spent and expect to continue to spend substantial amounts on cloud-based technology and related network infrastructure and services to handle the traffic on our websites and mobile applications and to help shorten the time of or prevent system interruptions. The operation of these systems is expensive, complex and not immune to operational failures. While resiliency and redundancy are considerations in the design and operation of Groupon's systems, interruptions, delays or failures in these systems, whether due to earthquakes, adverse weather conditions, other natural disasters, power loss, computer viruses, cybersecurity attacks, physical break-ins, terrorism, errors in our software or otherwise, could be prolonged and could affect the security or availability of our websites and applications, and prevent our customers from accessing our services. If we do not maintain or expand our infrastructure successfully or if we experience operational failures or prolonged disruptions or delays in the availability of our systems, we could lose current and potential customers and merchants, which could harm our operating results and financial condition.
In addition, a portion of our infrastructure is hosted by third-party providers. We also rely on a variety of tools and third-party commercial partners to provide certain services and offerings (e.g., booking and ticketing tools). Any disruption or failure of these providers, tools and/or other third parties to handle existing or increased traffic and transactions could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide.
As we increase our reliance on cloud-based applications and platforms to operate and deliver our products and services, any disruption or interference with these platforms could adversely affect our financial condition and results of operations.
We rely on cloud-based applications and platforms for critical business functions. In early 2023, we completed the migration of our public-facing websites, internal applications and services, as well as our back-end business intelligence systems from being hosted at our data centers to a multi-cloud infrastructure. If we are not able to realize the anticipated benefits of our migration to this multi-cloud infrastructure, our business could be harmed. Further, there may be unforeseen issues as a result of these migrations that may cause disruptions to the availability of our products due to service outages, downtime or other similar issues that could harm our business. We also may be subject to additional risk of cybersecurity breaches or other improper access to our data or confidential information following our migration to cloud-based computing platforms. In addition, cloud computing services may operate differently than anticipated when introduced or when new versions or enhancements are released. As we increase our reliance on cloud-based computing services, our exposure to damage from service interruptions may increase. In the event any such issues arise, it may be difficult for us to switch our operations from our primary cloud-based providers to alternative providers. Further, any such transition could involve significant time and expense and could negatively impact our ability to deliver our products and services, which could harm our financial condition and results of operations.
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
We are involved from time to time in litigation regarding, among other matters, patent and other intellectual property claims, consumer claims, contract disputes with merchants and vendors, employment claims, and securities law claims. Litigation, dispute resolution proceedings and investigations can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits or claims could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional information, see Item 8, Note 9, Commitments and Contingencies, to the Consolidated Financial Statements.
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
A variety of U.S. federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various U.S. federal, state and foreign legislative and regulatory bodies continue to enact new laws regarding privacy, as well as expand the scope of existing laws. For example, GDPR requires companies to satisfy requirements regarding the handling of personal and sensitive data, including its collection, use, security and the ability of persons whose data is stored to correct or delete such data about themselves. European countries continue to expand the scope of its application of GDPR within their local legislation. The California Privacy Rights Act (the "CPRA"), which expands on and effectively replaces the California Consumer Privacy Act (the "CCPA") that became effective January 1, 2023, similarly regulates the collection and use of consumers' data, and includes additional protection for sensitive personal data. The Virginia Consumer Data Protection Act (the "CDPA") and the Colorado Privacy Act (the "CPA"), which will both go into effect in 2023 provide new data privacy rights to their respective residents. Complying with the GDPR, CCPA, CPRA, CDPA, CPA and similar laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. Further, despite our diligent efforts to comply with these laws and regulations, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Noncompliance could result in proceedings against us by governmental entities or others and fines. For example, fines under GDPR could be up to the greater of €20 million or 4% of annual global revenue and damage our reputation and brand and non-compliance with CPRA could result in fines of up to $7,500 per violation in addition to providing consumers with a private right of action. As a result of GDPR, CCPA, CPRA and similar laws and regulations, we may experience difficulty retaining or obtaining new customers due to the compliance cost, potential risk exposure and portability of customer data. We also may find it necessary to establish and maintain systems and procedures to comply with these evolving laws and regulations that involve substantial expense and distraction from other aspects of our business. Additionally, there could be uncertainty around how to comply with privacy laws, in various jurisdictions such as country or state-specific laws that may conflict with or deviate from established privacy directives, or future laws and regulations in other jurisdictions.

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
Misclassification or reclassification of our independent contractors, agency workers or employees could increase our costs and adversely impact our business.
Our workers are classified as either employees or non-employees (including as independent contractors or agency workers), and if employees in the U.S., as either exempt from overtime or non-exempt (and therefore overtime eligible). United States, certain foreign regulatory authorities and private parties have recently asserted within several industries that some non-employee classified individuals should be classified as employees and that some exempt employees, including those in sales-related positions, should be classified as non-exempt based upon the applicable facts and circumstances and their interpretations of existing rules and regulations. If we are found to have misclassified employees including as independent contractors, agency workers or non-exempt employees as exempt, we could face penalties and have additional exposure under U.S. federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as similar international laws, including for prior periods, as well as potential liability for employee overtime and benefits and tax withholdings. U.S. or foreign legislative, judicial, or regulatory (including tax) authorities could also introduce proposals or assert interpretations of existing rules and regulations that would change the classification of a significant number of independent contractors doing business with us from independent contractor to employee and a significant number of exempt employees to non-exempt. A reclassification in either case could result in a significant increase in employment-related costs such as wages, benefits and taxes as well as punitive damages in any related litigation. The costs associated with employee classification, including any related regulatory action or litigation could have a significant impact on our flexibility in managing costs and responding to market changes, and, could have a material adverse effect on our results of operations and our financial position.
We may suffer liability as a result of information or content retrieved from or transmitted over the Internet and claims related to our service offerings.
We may be, and in certain cases have been, sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust reference pricing or other legal claims relating to information or content that is published or made available on our websites or service offerings we make available (including provision of an application programming interface platform for third parties to access our website, mobile device services and geolocation applications). This risk is enhanced in certain jurisdictions outside the United States, where our liability for such third-party actions may be less clear. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occur, our business could be materially and adversely affected.
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
We also are subject to regular review and audit by both U.S. (federal, state. local) and foreign tax authorities. In particular, we currently are, and expect to continue to be, subject to numerous federal, state and international tax audits relating to income, transfer pricing, sales, VAT and other tax liabilities. Some of these pending and future audits could involve significant liabilities and/or penalties. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $113.5 million (inclusive of estimated incremental interest from the original assessment). We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. See Item 8, Note 14, Income Taxes, for additional information. Any adverse outcome of such a review or audit could have a significant negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
Our ability to use our tax attributes to reduce future U.S. income taxes could be subject to certain limitations.
Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined by the Code) may be subject to limitations on its ability to utilize its pre-change net operating loss ("NOLs") and other tax attributes such as research tax credits to offset future income taxes. If we undergo one or more ownership changes as a result of transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code, and similar U.S. state provisions. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 or 383 of the Code. For these reasons, we might not be able to utilize our NOLs and other tax attributes, even if we maintain profitability.
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
Risks Related to Our Capital Structure
Our access to capital and ability to successfully manage and raise capital in the future may be limited, which could prevent us from growing, adversely impact our liquidity and our existing credit agreement could restrict our business activities.
We may need additional capital in the future and to seek additional financing or covenant relief. Any such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We have outstanding $230.0 million in aggregate principal amount of 1.125% convertible senior notes (the "2026 Notes") due March 2026. In addition, we are party to a $75.0 million amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, dated as of May 14, 2019, as amended by the First Amendment to the Second Amended and Restated Credit Agreement, dated as of July 17, 2020 (the "First Amendment"), as further amended by the Second Amendment to the Second Amended and Restated Credit Agreement, dated as of March 22, 2021 (the "Second Amendment"), as further amended by the Third Amendment to the Second Amended and Restated Credit Agreement, dated as of September 28, 2022 (the "Third Amendment" and the revolving credit agreement, as amended the "Third Amendment Credit Agreement") and as further amended by the Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of March 13, 2023 (the "Fourth Amendment" and the revolving credit agreement, as amended the "Amended Credit Agreement"), which matures in May 2024.
The Amended Credit Agreement contains financial and other covenants that may restrict our business activities or our ability to execute our strategic objectives. Due to the impact of COVID-19 on our business, we entered into the First Amendment and Second Amendment to provide, among other things, covenant relief through the fourth quarter of 2021. We voluntarily elected to early terminate this covenant relief period as of the third quarter of 2021 and became subject to the ordinary course covenants under the Amended Credit Agreement (beginning in the third quarter of 2021). On September 28, 2022, we entered into the Third Amendment and subsequently on March 13, 2023, we entered into the Fourth Amendment, in each case to modify certain financial covenants, amongst other changes and provide for additional flexibility in our operations. In the future, these covenants could restrict our ability to access the full capacity of our credit facility or require us to repay amounts borrowed. In addition, if we are not able to comply with these covenants, we may need to seek additional covenant relief or modifications in the future. Failure to comply with the covenants contained in our Amended Credit Agreement (if not waived or further amended) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Amended Credit Agreement. Further, acceleration of indebtedness under the Amended Credit Agreement could result in an event of default under the indenture (the "Indenture") governing our 2026 Notes. Any termination of our ability to borrow or event of default under our Amended Credit Agreement would have a material adverse impact on our liquidity.
Additionally, other general economic conditions and our future operating performance, could ultimately limit our access to funding under our Amended Credit Agreement and adversely affect our liquidity. Although we plan to continue to actively manage and optimize our cash balances and liquidity, working capital and operating expenses, there can be no assurances that we will be able to do so successfully. If we encounter unforeseen circumstances that place further constraints on our capital resources, including our access to funding under our Amended Credit Agreement, management will be required to take various additional measures to conserve liquidity, which could include, but not necessarily be limited to, reducing capital expenditures, controlling overhead expenses and raising additional sources of capital, such as monetizing certain existing assets. Furthermore, additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants that could further restrict our business activities or our ability to execute our strategic objectives and could reduce our profitability. If we cannot access the full capacity of our credit facility or raise or borrow funds on acceptable terms or at all, it could adversely affect our liquidity, and we may not be able to grow our business or respond to competitive pressures.
Our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.
Our Consolidated Financial Statements as of and for the year ended December 31, 2022 are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued and based on an evaluation of the conditions described in Item 7, Liquidity and Capital Resources, such conditions raise substantial doubt about our ability to continue as a going concern.
In January 2023, our Board approved the second phase of the 2022 Restructuring Plan, which includes an overall reduction of approximately 500 positions globally. A substantial portion of these reductions occurred in January 2023 and the remaining are expected to occur by the end of the second quarter 2023. We estimate that the second phase of our 2022 Restructuring plan and related costs savings initiatives will result in approximately $100.0 million in annualized cost savings. Further, following the completion of our cloud migration project in February 2023, we have begun to accelerate our efforts to optimize our technology stack and cloud workloads resulting in additional cost savings and we plan to improve the efficiency of our marketing investment resulting in reductions to marketing expense for the remainder of 2023. Management will also take steps to minimize the risk certain payment processors will require reserves or holdback receivables. Based on the actions we have taken and those we plan to take, we believe we have alleviated the substantial doubt previously described and have sufficient liquidity to meet our obligations as they become due over the next twelve months, however, there can be no assurance, that we will be successful in completing such actions and realizing the anticipated cost savings.
We are also currently evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our multi-phase cost-savings plan, seeking additional financing from both the public and private markets through the issuance of equity or debt securities, and monetizing certain assets.
The substantial doubt about our ability to continue as a going concern may affect the price of our common stock, may impact our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, may impact our ability to raise additional capital and may impact our ability to comply going forward with covenants in our debt agreements.
The actions we have taken and plan to take in the future to reduce operating costs, including as part of our 2022 Restructuring Plan, may negatively affect our brand reputation, ability to attract and retain employees, and our reputation and performance may suffer as a result.
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
•the impact of macroeconomic conditions on our business;
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
•our ability to execute our strategy;
•our ability to complete the multi-phased cost savings plan and achieve the anticipated benefits from the plan;
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2022, we owned no property and leased 24 facilities throughout the world. Our corporate headquarters is located in Chicago, Illinois. We believe that our properties are in good condition and meet the needs of our business, and that suitable additional or alternative space will be available as needed to accommodate our business operations.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Item 8, Note 9, Commitments and Contingencies, to the Consolidated Financial Statements of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been listed on the NASDAQ Global Select Market under the symbol "GRPN" since November 4, 2011.
Holders
As of March 13, 2023, there were 93 holders of record of our common stock. Each holder of our common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders.
Recent Sales of Unregistered Securities
During the year ended December 31, 2022, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the year ended December 31, 2022, we did not purchase any shares under the repurchase program. As of December 31, 2022, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when we might otherwise be precluded from doing so.
Since the inception of our share repurchase programs in August 2013 through December 31, 2022, we have repurchased 10,294,117 shares of our common stock for an aggregate purchase price of $922.7 million (including fees and commissions).
The following table provides information about purchases of shares of our common stock during the three months ended December 31, 2022 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 1-31, 2022	16,853	$6.82	—	—
November 1-30, 2022	9,768	8.19	—	—
December 1-31, 2022	35,594	7.16	—	—
Total	62,215	$7.23	—	—
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
The graph set forth below compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq 100 Index, resulting from an initial investment of $100 in each and assuming the reinvestment of any dividends, based on closing prices on the last trading day of each year end period for 2018, 2019, 2020, 2021, and 2022.

ITEM 6. SELECTED FINANCIAL DATA
Reserved.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under Item 1A, Risk Factors, and elsewhere in this Annual Report. See Part I, Forward-Looking Statements, for additional information. For further discussion regarding operating and financial data for the year ended December 31, 2021 as compared to the year ended December 31, 2020, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Overview
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites. We operate in two segments, North America and International, and in three categories, Local, Goods and Travel. See Item 8, Note 18, Segment Information, for additional information.
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
We fully transitioned to a third-party Goods marketplace in North America in 2020 and in International in 2021. In prior periods, we generated product revenue from our sales of first-party Goods inventory and product revenue was reported on a gross basis as the purchase price received from the customer.
Strategy
Our strategy is to be the trusted marketplace where customers go to buy local services and experiences. We plan to grow our revenue by building long-term relationships with local merchants to improve our inventory selection and improving the customer experience through inventory curation and improved convenience in order to drive customer demand and purchase frequency.
Macroeconomic Conditions
The COVID-19 pandemic has changed the environment that our business operates in, which includes changes in consumer behavior and macroeconomic impacts affecting both us and our merchants. Certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time. Impacts to our operations may be caused by macroeconomic trends such as inflationary pressures, higher labor costs, labor shortages and resulting changes in consumer and merchant behavior.
2022 Cost Savings Plan
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure to align with our go-forward business and financial objectives (the “2022 Cost Savings Plan”). The 2022 Cost Savings Plan included a restructuring plan, approved by our Board on August 5, 2022 (the “2022 Restructuring Plan”), as well as other planned savings to be achieved through other actions, such as future reductions in our facilities footprint at natural lease terminations (or by exercising existing options in leases) and elective decisions to eliminate vacant positions rather than rehire. We estimate that the first phase of the 2022 Cost Savings Plan could result in approximately $150.0 million in run-rate cost savings by the end of 2023.
The first phase of the 2022 Restructuring Plan includes an overall reduction of approximately 500 positions globally, with the majority of these reductions completed by the end of 2022 and the remainder in early 2023. In connection with these actions, we expect to record total pre-tax charges of $10.0 million to $20.0 million.

In January 2023, the Board approved the second phase of the 2022 Restructuring Plan, which includes an overall reduction of approximately 500 positions globally, with the majority of these reductions expected to occur by the end of the second quarter 2023. In connection with the second phase, we expect to record total pre-tax charges of $10.0 million to $20.0 million. We estimate that the payroll actions under the second phase of the 2022 Restructuring Plan could result in approximately $70.0 million in annualized cost savings. We also intend to implement other non-payroll actions outlined within the 2022 Cost Savings Plan, including reducing technology, software, and certain professional services costs. We estimate that these non payroll actions under the second phase of the 2022 Cost Savings Plan could result in approximately $30.0 million in annualized cost savings.
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

Our gross billings, units and TTM active customers for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Gross billings	$1,822,902	$2,335,148
Units	50,614	69,040
TTM Active customers	18,780	23,259
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
•Gross profit reflects the net margin we earn after deducting our cost of revenue from our revenue. In prior periods for our International segment, there is a lack of comparability between product revenue, which was reported on a gross basis, and service revenue, which primarily consists of transactions reported on a net basis. Due to the lack of comparability of revenue generated from our Goods category in prior periods, we believe that gross profit is an important measure for evaluating our performance.
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
The following table presents the above financial metrics for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Revenue	$599,085	$967,108
Gross profit	522,824	737,116
Adjusted EBITDA	(15,113)	143,228
Free cash flow	(172,155)	(173,588)
Operating Expenses
•Marketing expense consists primarily of online marketing costs, such as search engine marketing, advertising on social networking sites and affiliate programs, and offline marketing costs, such as television. Additionally, compensation expense for marketing employees is classified within marketing expense. We record these costs within Marketing on the Consolidated Statements of Operations when incurred. From time to time, we have offerings from well-known national merchants for customer acquisition and activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no service revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. We evaluate marketing expense as a percentage of gross profit because it gives us an indication of how well our marketing spend is driving gross profit performance.
•Selling, general and administrative ("SG&A") expenses include selling expenses such as sales commissions and other compensation expenses for sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses include compensation expense for employees involved in customer service, operations, technology and product development, as well as general corporate functions, such as finance, legal and human resources. Additional costs in general and administrative include depreciation and amortization, rent, professional fees, litigation costs, travel and entertainment, recruiting, maintenance, certain technology costs and other general corporate costs. We evaluate SG&A expense as a percentage of gross profit because it gives us an indication of our operating efficiency.
•Restructuring and related charges represent severance and benefit costs for workforce reductions, impairments and certain facilities-related costs and professional advisory fees. See Item 8, Note 13, Restructuring and Related Charges, for additional information about our restructuring plans.
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
Impact of macroeconomic conditions. We have been, and may continue to be, impacted by adverse consequences of the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior. We will continue to monitor the impact of macroeconomic conditions on our business.

Results of Operations
North America
Operating Metrics
North America segment gross billings, units and TTM active customers for the years ended December 31, 2022 and 2021 were as follows (in thousands, except percentages):

	Year Ended December 31,		% Change
	2022	2021	2022 vs 2021
Gross billings
Service gross billings:
Local	$1,019,960	$1,264,581	(19.3)%
Goods	133,262	230,129	(42.1)
Travel	84,988	118,515	(28.3)
Total service gross billings	1,238,210	1,613,225	(23.2)
Product gross billings - Goods	—	626	(100.0)
Total gross billings	$1,238,210	$1,613,851	(23.3)

Units
Local	24,986	34,146	(26.8)%
Goods	5,289	9,891	(46.5)
Travel	387	642	(39.7)
Total units	30,662	44,679	(31.4)

TTM Active customers	11,277	14,785	(23.7)%
Comparison of the Years Ended December 31, 2022 and 2021:
North America gross billings, units and TTM active customers decreased by $375.6 million, 14.0 million and 3.5 million for the year ended December 31, 2022 compared with the prior year. These declines were primarily attributable to a decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2022	2021	2022 vs 2021
Revenue
Service revenue:
Local	$390,449	$530,468	(26.4)%
Goods	28,785	51,568	(44.2)
Travel	17,035	24,393	(30.2)
Total service revenue	436,269	606,429	(28.1)
Product revenue - Goods	—	626	(100.0)
Total revenue	$436,269	$607,055	(28.1)

Cost of revenue
Service cost of revenue:
Local	$52,693	$58,192	(9.4)%
Goods	5,249	7,790	(32.6)
Travel	4,173	4,952	(15.7)
Total service cost of revenue	62,115	70,934	(12.4)
Product cost of revenue - Goods	—	458	(100.0)
Total cost of revenue	$62,115	$71,392	(13.0)

Gross profit
Service gross profit:
Local	$337,756	$472,276	(28.5)%
Goods	23,536	43,778	(46.2)
Travel	12,862	19,441	(33.8)
Total service gross profit	374,154	535,495	(30.1)
Product gross profit - Goods	—	168	(100.0)
Total gross profit	$374,154	$535,663	(30.2)

Service margin (1)	35.2%	37.6%

% of Consolidated revenue	72.8	62.8
% of Consolidated cost of revenue	81.5	31.0
% of Consolidated gross profit	71.6	72.7
(1)Represents the percentage of service gross billings that we retained after deducting the merchant's share.
Comparison of the Years Ended December 31, 2022 and 2021:
North America revenue, cost of revenue and gross profit decreased by $170.8 million, $9.3 million and $161.5 million for the year ended December 31, 2022 compared with the prior year. These declines were primarily attributable to a decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America contribution profit for the years ended December 31, 2022 and 2021 was as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2022	2021	2022 vs 2021
Marketing	$103,862	$138,025	(24.8)%
% of Gross Profit	27.8%	25.8%

Contribution Profit	$270,292	$397,638	(32.0)%
Comparison of the Years Ended December 31, 2022 and 2021:
North America marketing expense decreased for the year ended December 31, 2022 compared with the prior year primarily driven by accelerated traffic declines and lower spend in our online marketing. North America marketing expense as a percentage of gross profit increased for the year ended December 31, 2022 compared with the prior year driven primarily by a decrease in gross profit.
North America contribution profit decreased for the year ended December 31, 2022 compared with the prior year primarily due to a decrease in gross profit.

International
Operating Metrics
International segment gross billings, units and TTM active customers for the years ended December 31, 2022 and 2021 were as follows (in thousands, except percentages and gross billings per unit):

	Year Ended December 31,		% Change
	2022	2021	2022 vs 2021
Gross billings
Service gross billings:
Local	$402,192	$393,495	2.2%
Goods	123,863	96,524	28.3
Travel	58,637	59,591	(1.6)
Total service gross billings	584,692	549,610	6.4
Product gross billings - Goods	—	171,687	(100.0)
Total gross billings	$584,692	$721,297	(18.9)

Units
Local	14,381	12,640	13.8%
Goods	5,210	11,332	(54.0)
Travel	361	389	(7.2)
Total units	19,952	24,361	(18.1)

TTM Active customers	7,503	8,474	(11.5)%
Comparison of the Years Ended December 31, 2022 and 2021:
International gross billings, units and TTM active customers decreased by $136.6 million, 4.4 million and 1.0 million for the year ended December 31, 2022 compared with the prior year. These declines were primarily attributable to a de-emphasis on our Goods category, partially offset by higher demand in our Local category and improved customer refund levels. In addition, there was a $65.9 million unfavorable impact on gross billings from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2022	2021	2022 vs 2021
Revenue
Service revenue:
Local	$128,295	$155,866	(17.7)%
Goods	23,742	19,477	21.9
Travel	10,779	13,023	(17.2)
Total service revenue	162,816	188,366	(13.6)
Product revenue - Goods	—	171,687	(100.0)
Total revenue	$162,816	$360,053	(54.8)

Cost of revenue
Service cost of revenue:
Local	$10,647	$8,962	18.8%
Goods	2,080	986	111.0
Travel	1,419	1,138	24.7
Total service cost of revenue	14,146	11,086	27.6
Product cost of revenue - Goods	—	147,514	(100.0)
Total cost of revenue	$14,146	$158,600	(91.1)

Gross profit
Service gross profit:
Local	$117,648	$146,904	(19.9)%
Goods	21,662	18,491	17.1
Travel	9,360	11,885	(21.2)
Total service gross profit	148,670	177,280	(16.1)
Product gross profit - Goods	—	24,173	(100.0)
Total gross profit	$148,670	$201,453	(26.2)

Service margin (1)	27.8%	34.3%

% of Consolidated revenue	27.2%	37.2%
% of Consolidated cost of revenue	18.5	69.0
% of Consolidated gross profit	28.4	27.3
(1)Represents the percentage of service gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Years Ended December 31, 2022 and 2021:
International revenue, cost of revenue and gross profit decreased by $197.2 million, $144.5 million and $52.8 million for the year ended December 31, 2022 compared with the prior year. Those decreases were primarily due to the transition of Goods to a third-party marketplace model and lower variable consideration from unredeemed vouchers, partially offset by an increase in Local gross billings and improved customer refund levels. Revenue and gross profit also had unfavorable impacts of $18.4 million and $16.9 million from year-over-year changes in foreign currency exchange rates.

Marketing and Contribution Profit
International contribution profit for the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2022	2021	2022 vs 2021
Marketing	$45,369	$50,755	(10.6)%
% of Gross Profit	30.5%	25.2%

Contribution Profit	$103,301	$150,698	(31.5)%
Comparison of the Years Ended December 31, 2022 and 2021:
International marketing expense decreased for the year ended December 31, 2022 compared with the prior year primarily due to accelerated traffic declines, a lower spend in our online marketing and a favorable impact of $5.6 million from year-over-year changes in foreign currency exchange rates. Marketing expense as a percentage of gross profit increased for the year ended December 31, 2022 compared with the prior year due to a decrease in gross profit.
International contribution profit decreased for the year ended December 31, 2022 compared with the prior year primarily due to a decrease in gross profit.
Consolidated Operating Expenses
Operating expenses for the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2022	2021	2022 vs 2021
Marketing	$149,231	$188,780	(20.9)%
Selling, general and administrative	481,375	511,096	(5.8)
Goodwill impairment	35,424	—	NM
Long-lived asset impairment	12,259	—	NM
Restructuring and related charges	12,350	41,895	(70.5)
Total Operating expenses	$690,639	$741,771	(6.9)

% of Gross profit:
Marketing	28.5%	25.6%
Selling, general and administrative	92.1%	69.3%

Comparison of the Years ended December 31, 2022 and 2021:
Marketing expense decreased for the year ended December 31, 2022 compared with the prior year due to accelerated traffic declines and a lower spend in our online marketing. Marketing expense as a percentage of gross profit increased for the year ended December 31, 2022 compared to the prior year due to a decrease in consolidated gross profit.
SG&A decreased for the year ended December 31, 2022 compared with the prior year primarily due to lower payroll-related expenses, partially offset by higher cloud costs. SG&A as a percentage of gross profit increased for the year ended December 31, 2022 compared with the prior year primarily due to a decrease in consolidated gross profit.
During the year ended December 31, 2022, we recognized goodwill and long-lived asset impairment. See Item 8, Note 4, Goodwill and Other Intangible Assets, Note 3, Property, Equipment and Software, Net and Note 8, Leases for additional information. We had no similar activity in the prior year period.
Restructuring and related charges decreased for the year ended December 31, 2022 compared with the prior year due to the substantial completion of the actions of our Board approved multi-phase restructuring plan ("2020 Restructuring Plan") in the year 2021, partially offset by the costs incurred on the 2022 Restructuring Plan. See Item I, Note 13, Restructuring and Related Charges, for additional information.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses on fair value option investments, impairments of investments, loss on extinguishment of debt and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the years ended December 31, 2022 and 2021 was as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021
Other income (expense), net	$(24,155)	$92,680
Comparison of the Years Ended December 31, 2022 and 2021:
The change in Other income (expense), net for the year ended December 31, 2022 compared with the prior year is primarily related to an unrealized gain of $89.1 million recorded in 2021 as a result of an upward adjustment for an observable price change on an other equity investment and changes in foreign currency gains and losses.
Provision (Benefit) for Income Taxes
Comparison of the Years Ended December 31, 2022 and 2021:
Provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 was as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2022	2021	2022 vs 2021
Provision (benefit) for income taxes	$42,410	$(32,323)	NM
Effective tax rate	(22.1)%	(36.7)%
Our U.S. Federal income tax rate was 21% for the years ended December 31, 2022 and 2021.

The primary factors impacting the effective tax rate for the year ended December 31, 2022 were the pretax losses incurred in jurisdictions that have a valuation allowance against their net deferred tax assets, the reversal of reserves for uncertain tax positions due to closure of applicable statutes of limitations, the non-deductible goodwill impairment, and the valuation allowance recorded against our federal and state deferred tax assets.
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
See Item 8, Note 14, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.
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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the year ended December 31, 2022, special charges and credits included charges related to our 2022 and 2020 restructuring plans and goodwill and long-lived asset impairments. For the year ended December 31, 2021, special charges and credits included charges related to our 2020 restructuring plan. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Income (loss) from continuing operations for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021
Income (loss) from continuing operations	$(234,380)	$120,348
Adjustments:
Stock-based compensation	30,006	33,169
Depreciation and amortization	62,663	72,819
Restructuring and related charges (1)	12,350	41,895
Goodwill impairment	35,424	—
Long-lived asset impairment	12,259	—
Other (income) expense, net (2)	24,155	(92,680)
Provision (benefit) for income taxes	42,410	(32,323)
Total adjustments	219,267	22,880
Adjusted EBITDA	$(15,113)	$143,228
(1)Includes $3.0 million of right-of-use assets - operating leases impairment for the year ended December 31, 2022 and $7.7 million of right-of-use assets - operating leases and leasehold improvement impairments for the year ended December 31, 2021. Refer to Item 2, Note 8, Leases and Note 13, Restructuring and Related Charges, for additional information.
(2)Includes a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings for the year ended December 31, 2021 as a result of the substantial liquidation of our subsidiary in Japan as part of our restructuring actions and an $89.1 million unrealized gain due to an upward adjustment for an observable price change of an other equity investment for the year ended December 31, 2021. Refer to Item 8, Note 13, Restructuring and Related Charges and Note 5, Investments, for additional information.
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
Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. In addition, free cash flow reflects the impact of the timing difference between when we are paid by customers and when we pay merchants and suppliers. Therefore, we believe it is important to view free cash flow as a complement to our Consolidated Statements of Cash Flows. For a reconciliation of free cash flow to the most comparable U.S. GAAP financial measure, see Liquidity and Capital Resources below.
Foreign currency exchange rate neutral operating results. Foreign currency exchange rate neutral operating results show current period operating results as if foreign currency exchange rates had remained the same as those in effect in the prior year period. Those measures are intended to facilitate comparisons to our historical performance.

The following table represents the effect on our Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	At Avg. 2021 Rates (1)	Exchange Rate Effect (2)	As Reported	At Avg. 2020 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,888,919	$(66,017)	$1,822,902	$2,306,416	$28,732	$2,335,148
Revenue	617,559	(18,474)	599,085	948,096	19,012	967,108
Cost of revenue	77,813	(1,552)	76,261	218,439	11,553	229,992
Gross profit	539,746	(16,922)	522,824	729,657	7,459	737,116
Marketing	154,803	(5,572)	149,231	187,293	1,487	188,780
Selling, general and administrative	499,905	(18,530)	481,375	502,697	8,399	511,096
Goodwill impairment	39,518	(4,094)	35,424	—	—	—
Long-lived asset impairment	13,704	(1,445)	12,259	—	—	—
Restructuring charges	12,884	(534)	12,350	40,845	1,050	41,895
Income (loss) from operations	$(181,068)	$13,253	$(167,815)	$(1,178)	$(3,477)	$(4,655)
(1)Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal source of liquidity is our cash balance, which includes outstanding borrowings under the Third Amendment Credit Agreement, totaling $281.3 million as of December 31, 2022.
Our net cash flows from operating, investing and financing activities from continuing operations for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash provided by (used in):
Operating activities	$(135,987)	$(123,958)
Investing activities	(38,845)	(45,811)
Financing activities	$(34,407)	$(183,850)
Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities from continuing operations, less purchases of property and equipment and capitalized software from continuing operations. Our free cash flow for the years ended December 31, 2022 and 2021 and reconciliations to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities from continuing operations	$(135,987)	$(123,958)
Purchases of property and equipment and capitalized software from continuing operations	(36,168)	(49,630)
Free cash flow	$(172,155)	$(173,588)
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

Net cash provided by (used in) operating activities
For the year ended December 31, 2022, our net cash used in operating activities from continuing operations was $136.0 million as compared with the prior year period of $124.0 million. The change in net cash used in operating activities was primarily due to lower cash inflows from customers, as a result of lower bookings during the year ended December 31, 2022. The timing of customer purchase to redemption cycles remained relatively consistent year-on-year. This change in net cash used in operating activities was partially offset by a decrease in Marketing spending, a decrease in Selling, general and administrative costs as a result of the impacts of the 2020 Restructuring Plan and the 2022 Cost Savings Plan, and Restructuring and related charges as the actions and costs of the 2020 Restructuring Plan were substantially completed as of December 31, 2021 and the costs related to the first phase of the 2022 Restructuring Plan were less than the costs of the 2020 Restructuring Plan.
For the year ended December 31, 2021, our net cash used in operating activities from continuing operations was $124.0 million, as compared with our $120.3 million income from continuing operations. That difference was primarily attributable to a $224.4 million net decrease from changes in working capital and other non-current assets and liabilities. The working capital impact was largely related to a shortening of the customer purchase to redemption cycle relative to year-end 2020 when redemption patterns were more heavily impacted by COVID-19, resulting in higher merchant payment outflows for the year. The difference between our net cash used in operating activities and our net income from continuing operations is also due to $46.6 million of non-cash items, including $95.6 million of changes in fair value of our investments, $50.7 million of changes in our valuation allowance and a $32.3 million foreign currency translation adjustment gain that was reclassified into earnings as a result of the substantial liquidation of our subsidiary in Japan, partially offset by depreciation and amortization and stock-based compensation.
Net cash provided by (used in) investing activities
For the year ended December 31, 2022, our net cash used in investing activities from continuing operations was $38.8 million, which included purchases of property and equipment and capitalized software of $36.2 million.
For the year ended December 31, 2021, our net cash used in investing activities from continuing operations was $45.8 million, which included purchases of property and equipment and capitalized software of $49.6 million, partially offset by proceeds from the sale of an other equity investment of $7.0 million.
Net cash provided by (used in) financing activities
For the year ended December 31, 2022, our net cash used in financing activities was $34.4 million. Our net cash used in financing activities included $40.0 million in proceeds under our revolving credit agreement, $65.0 million in payments of borrowings under our revolving credit facility and $6.1 million in taxes paid related to net share settlements of stock-based compensation awards.
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
In July 2020, we entered into an amendment to the revolving credit agreement (the "First Amendment") which permanently reduced borrowing capacity under our senior secured revolving credit facility from $400.0 million to $225.0 million. In March 2021, we entered into a second amendment to the revolving credit agreement (the "Second Amendment") to, among other things, permit the issuance of the 2026 Notes and related capped call transactions. In September 2022, we entered into a third amendment to the Second Amendment Credit Agreement (the "Third Amendment" and the Second Amendment Credit Agreement as amended, the "Third Amendment Credit Agreement") which reduced borrowing capacity under our senior secured revolving credit facility from $225.0 million to $150.0 million. We remained in compliance with the applicable covenants as of December 31, 2022 under our Third Amendment Credit Agreement. In March 2023, we entered into a fourth amendment to the Third Amendment Credit Agreement (the "Fourth Amendment" and the Third Amendment Credit Agreement as amended, the "Amended Credit Agreement"), which reduces borrowing capacity under our senior secured revolving credit facility from $150.0 million to $75.0 million. In connection with the Fourth Amendment, we repaid $25.0 million of outstanding borrowing. Prior to entering into the Fourth Amendment, our access to the full capacity of our Third Amendment Credit Agreement was partially restricted and our liquidity impacted accordingly. There are no assurances that we will be able to continue to have access to the full capacity of our Fourth Amendment Credit Agreement and our liquidity could be impacted accordingly. Additionally, we have contracts in place with multiple payment processors, which give our payment processors in certain instances discretion to impose receivable holdbacks or reserve requirements based on changes to our business model or material changes in our financial condition. Any material increase in receivable holdbacks or reserve requirements could have a material impact on our cash flow and available liquidity.
The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.
Our Net cash used in operating activities was $136.0 million and $124.0 million for the years ended December 31, 2022 and December 31, 2021. Cash and cash equivalents were $281.3 million as of December 31, 2022. While we were in compliance with the covenants of our Third Amendment Credit Agreement as of December 31, 2022, our borrowing capacity was restricted and downward revisions to our 2023 forecast indicated we may not be in compliance in future periods. We took steps to amend the credit facility to provide us covenant relief and flexibility in our operations as described in Note 7, Financing Arrangements. These conditions and events raised substantial doubt about our ability to continue as a going concern.
In January 2023, our Board approved the second phase of the 2022 Restructuring Plan, which includes an overall reduction of approximately 500 positions globally. A substantial portion of these reductions occurred in January 2023 and the remaining are expected to occur by the end of the second quarter 2023. We estimate that the second phase of our 2022 Restructuring plan and related costs savings initiatives will result in approximately $100.0 million in annualized cost savings. Further, following the completion of our cloud migration project in February 2023, we have begun to accelerate our efforts to optimize our technology stack and cloud workloads resulting in additional cost savings and we plan to improve the efficiency of our marketing investment resulting in reductions to marketing expense for the remainder of 2023. Management will also take steps to minimize the risk certain payment processors will require reserves or holdback receivables. We believe management's plans as described above are probable of being achieved to alleviate substantial doubt about our ability to continue as a going concern and we will have sufficient liquidity to meet our obligations as they become due over the next twelve months.
We are also currently evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our multi-phase cost-savings plan, seeking additional financing from both the public and private markets through the issuance of equity or debt securities, and monetizing certain assets.
As of December 31, 2022, we had $44.2 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. As of December 31, 2022, up to $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.

Contractual Obligations and Commitments
For additional information on our commitments for other financing arrangements, future lease payments and purchase obligations, see Item 8, Note 7, Financing Arrangements, Note 8, Leases and Note 9, Commitments and Contingencies for additional information.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2022.
Critical Accounting Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Item 8, Note 2, Summary of Significant Accounting Policies, in the notes to the Consolidated Financial Statements.
The preparation of Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates under different assumptions or conditions.
We believe that the estimates and assumptions related to going concern, revenue recognition, impairment assessments and income taxes have the greatest potential impact on our Consolidated Financial Statements. Therefore, we consider these to be our critical accounting estimates.
Going Concern
In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.
Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as size, growth and profitability used in the forecasted financial results and liquidity. Further, we make assumptions about the probability that management's plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates. See Item 8, Note 2, Summary of Significant Accounting Policies, for more information about our going concern assessment.
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
See Item 8, Note 2, Summary of Significant Accounting Policies and Item 8, Note 12, Revenue Recognition,

for information about our revenue recognition accounting policies.
Impairment Assessments
Impairment assessment estimates apply to goodwill, long-lived assets, right-of-use assets and investments.
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
When determining fair values in impairment tests, we use the income approach (including discounted cash flows). Our significant estimates in those fair value measurements may include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about risk-adjusted discount rates; rates of increase in revenue, cost of revenue and operating expenses; weighted average cost of capital; rates of long-term growth; working capital levels; and income tax rates. Valuations are performed by management or third-party valuation specialists under management's supervision, where appropriate. We believe that the estimated fair values used in impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates. See Item 8, Note 3, Property, Equipment and Software, Net, Note 4, Goodwill and Other Intangible Assets, Note 5, Investments and Note 8, Leases for more information about our impairment assessments.
Future changes in our assumptions or the interrelationship of the assumptions described above may negatively impact future valuations. In future measurements of fair value, adverse changes in assumptions could result in impairments of goodwill or long-lived assets that would require non-cash charges to the Consolidated Statements of Operations and those charges could have a material effect on our financial condition and operating results.
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
See Item 8, Note 2, Summary of Significant Accounting Policies, and Note 14, Income Taxes, for information about our income tax accounting policies.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the year ended December 31, 2022, we derived approximately 27.2% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of December 31, 2022 and 2021.
As of December 31, 2022, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $111.9 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $11.2 million. This compares with a $69.2 million working capital deficit subject to foreign currency exposure as of December 31, 2021, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $6.9 million.
Interest Rate Risk
Our cash balance as of December 31, 2022 consists of bank deposits, so exposure to market risk for changes in interest rates is limited. In March and April 2021, we issued the 2026 Notes with an aggregate principal amount of $230.0 million (see Item 8, Note 7, Financing Arrangements). The 2026 Notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes along with other variables such as our credit spreads and the market price and volatility of our common stock. Our Third Amendment Credit Agreement provided for aggregate principal borrowings of up to $150.0 million. As of December 31, 2022, we had $75.0 million of borrowings outstanding and $24.9 million of outstanding letters of credit under the Third Amendment Credit Agreement. In connection with entering into the Fourth Amendment to our Third Amendment Credit Agreement in March 2023, our borrowing capacity under the Amended Credit Agreement was reduced from $150.0 million to $75.0 million and consequently we repaid $25.0 million of these outstanding amounts in connection with the Fourth Amendment. See Item 7, Liquidity and Capital Resources, for additional information. Because borrowings under the Amended Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Amended Credit Agreement. We also have $46.8 million of lease obligations as of December 31, 2022. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and, as such, we do not believe that the interest rate risk on the lease obligations is significant.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2022 and 2021 and for the Years Ended December 31, 2022, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Groupon, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Groupon, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2023, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Going Concern – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has suffered recurring losses from operations resulting in net cash outflows from operating activities of $136 million for the year ended December 31, 2022. While the Company was in compliance with the covenants of the Third Amendment Credit Agreement as of December 31, 2022, the borrowing capacity was restricted and downward revisions to the 2023 forecast indicated that the Company may not be in compliance in future periods.
To assess their ability to meet obligations as they come due and assess future compliance with debt covenants for at least twelve months from the issuance date of the financial statements, the Company has forecasted future financial results which requires significant judgment and estimation. Additionally, there is significant judgment involved in determining that it is probable that management’s plans will be effectively implemented and alleviate substantial doubt about the Company’s ability to continue as a going concern.

Auditing management’s conclusion that it is probable that the Company's plans will be achieved and alleviate substantial doubt about the Company's ability to continue as a going concern and auditing the Company's disclosure regarding liquidity and going concern, specifically the judgments and estimates in the Company’s forecasted financial results involved especially subjective judgment and significant audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s evaluation and disclosure of liquidity and going concern included the following, among others:

•We tested the effectiveness of internal controls over the Company’s going concern evaluation, including the inputs, estimates and assumptions used in their forecasted financial results.

•We evaluated the Company’s forecasted financial results and ability to meet obligations as they come due for at least twelve months from the issuance date of these financial statements by:

◦Testing management’s key assumptions, including ability to achieve forecasted results through executing a transformation strategy which includes cost savings from restructuring actions.

◦Obtaining the Company’s amended debt agreements and assessing whether the terms were appropriately considered when concluding on the Company’s debt covenant compliance.

◦Comparing the Company’s forecasted future financial results to (1) historical results and previous forecasts, (2) internal communications to management and the Board of Directors, (3) historical variances in forecasted balances against actual results including first two months of 2023 and (4) macroeconomic factors.

•We evaluated the completeness of the Company’s future obligations and evaluated consistency of evidence obtained in other areas of the audit.

•We evaluated management’s plans, including the estimated cost savings and probability that the Company will be able to successfully implement these plans to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Variable Consideration Revenue Recognition –Refer to Notes 2 and 12 to the financial statements

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

Income Taxes—Foreign Tax Position—Refer to Notes 2 and 14 to the financial statements

Critical Audit Matter Description

The Company received a proposed income tax assessment from the tax authority in one foreign jurisdiction in the amount of $113.5 million, inclusive of estimated incremental interest from the original assessment. The Company believes the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and it intends to vigorously defend itself.

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

Goodwill—Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company’s annual and periodic evaluations of goodwill impairment involve the comparison of the fair value of each of the Company’s reporting units to its carrying value. The Company determines the fair value of its reporting units primarily using the income approach (including discounted cash flows). With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future performance, including revenues, cost of revenue, and operating expenses and risk-adjusted discount rates. The goodwill balance subject to the impairment test was $178.7 million as of December 31, 2022. As discussed in Note 4, the Company performed an interim quantitative assessment to evaluate goodwill for impairment during the first, second, and fourth quarter of 2022 due to continued downward revisions to the forecast. As a result of the Q2 2022 interim quantitative assessment, an impairment of $35.4 million was recognized, representing the full impairment of goodwill for the international reporting unit.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s forecasts of revenues, cost of revenue, and operating expenses and its selection of risk-adjusted discount rates included the following, among others:

•We tested the effectiveness of controls over the annual and periodic goodwill impairment assessments, including those over the forecasts.

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

•With the assistance of fair value specialists, we evaluated the reasonableness of the 1) valuation methodology, 2) risk-adjusted discount rates, and 3) the long-term growth rate by:

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
March 16, 2023

We have served as the Company's auditor since 2017.

GROUPON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$281,279	$498,726
Accounts receivable, net	44,971	36,755
Prepaid expenses and other current assets	41,101	52,570
Total current assets	367,351	588,051
Property, equipment and software, net	56,731	73,581
Right-of-use assets - operating leases, net	12,127	47,958
Goodwill	178,685	216,393
Intangible assets, net	17,641	24,310
Investments	119,541	119,541
Deferred income taxes	13,550	62,945
Other non-current assets	27,491	25,102
Total assets	$793,117	$1,157,881
Liabilities and equity
Current liabilities:
Short-term borrowings	$75,000	$100,000
Accounts payable	59,568	22,165
Accrued merchant and supplier payables	225,420	269,509
Accrued expenses and other current liabilities	171,452	239,313
Total current liabilities	531,440	630,987
Convertible senior notes, net	224,923	223,403
Operating lease obligations	9,310	58,747
Other non-current liabilities	18,586	34,448
Total liabilities	784,259	947,585
Commitments and contingencies (see Note 9)
Stockholders' equity
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 40,786,996 shares issued and 30,492,879 shares outstanding at December 31, 2022; 40,007,255 shares issued and 29,713,138 shares outstanding at December 31, 2021	4	4
Additional paid-in capital	2,322,672	2,294,215
Treasury stock, at cost, 10,294,117 shares at December 31, 2022 and December 31, 2021	(922,666)	(922,666)
Accumulated deficit	(1,394,477)	(1,156,868)
Accumulated other comprehensive income (loss)	2,942	(4,813)
Total Groupon, Inc. stockholders' equity	8,475	209,872
Noncontrolling interests	383	424
Total equity	8,858	210,296
Total liabilities and equity	$793,117	$1,157,881
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Service	$599,085	$794,795	643,653
Product	—	172,313	773,215
Total revenue	599,085	967,108	1,416,868
Cost of revenue:
Service	76,261	82,020	79,296
Product	—	147,972	660,278
Total cost of revenue	76,261	229,992	739,574
Gross profit	522,824	737,116	677,294
Operating expenses:
Marketing	149,231	188,780	154,534
Selling, general and administrative	481,375	511,096	603,185
Goodwill impairment	35,424	—	109,486
Long-lived asset impairment	12,259	—	22,351
Restructuring and related charges	12,350	41,895	64,836
Total operating expenses	690,639	741,771	954,392
Income (loss) from operations	(167,815)	(4,655)	(277,098)
Other income (expense), net	(24,155)	92,680	(16,968)
Income (loss) from continuing operations before provision (benefit) for income taxes	(191,970)	88,025	(294,066)
Provision (benefit) for income taxes	42,410	(32,323)	(7,504)
Income (loss) from continuing operations	(234,380)	120,348	(286,562)
Income (loss) from discontinued operations, net of tax	—	—	382
Net income (loss)	(234,380)	120,348	(286,180)
Net (income) loss attributable to noncontrolling interests	(3,229)	(1,680)	(1,751)
Net income (loss) attributable to Groupon, Inc.	$(237,609)	$118,668	$(287,931)

Basic net income (loss) per share:
Continuing operations	$(7.88)	$4.04	$(10.08)
Discontinued operations	—	—	0.01
Basic net income (loss) per share	$(7.88)	$4.04	$(10.07)

Diluted net income (loss) per share:
Continuing operations	$(7.88)	$3.68	$(10.08)
Discontinued operations	—	—	0.01
Diluted net income (loss) per share	$(7.88)	$3.68	$(10.07)

Weighted average number of shares outstanding:
Basic	30,166,100	29,365,880	28,604,115
Diluted	30,166,100	33,513,440	28,604,115
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Income (loss) from continuing operations	$(234,380)	$120,348	$(286,562)
Other comprehensive income (loss) from continuing operations:
Net change in unrealized gain (loss) on foreign currency translation adjustments	7,755	(40,195)	(35,972)
Reclassification of cumulative foreign currency translation adjustments (See Note 13)	—	32,273	—
Other comprehensive income (loss) from continuing operations	7,755	(7,922)	(35,972)
Comprehensive income (loss) from continuing operations	(226,625)	112,426	(322,534)

Income (loss) from discontinued operations	—	—	382
Comprehensive income (loss) from discontinued operations	—	—	382

Comprehensive income (loss)	(226,625)	112,426	(322,152)
Comprehensive income attributable to noncontrolling interests	(3,229)	(1,680)	(1,751)
Comprehensive income (loss) attributable to Groupon, Inc.	$(229,854)	$110,746	$(323,903)
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Groupon, Inc. Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	38,584,854	$4	$2,310,393	(10,294,117)	$(922,666)	$(1,032,876)	$39,081	$393,936	$1,110	$395,046
Cumulative effect of change in accounting principle due to adoption of ASC Topic 326, net of tax	—	—	—	—	—	(79)	—	(79)	—	(79)
Comprehensive income (loss)	—	—	—	—	—	(287,931)	(35,972)	(323,903)	1,751	(322,152)
Vesting of restricted stock units and performance share units	784,385	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	69,371	—	1,791	—	—	—	—	1,791	—	1,791
Tax withholdings related to net share settlements of stock-based compensation awards	(295,714)	—	(9,754)	—	—	—	—	(9,754)	—	(9,754)
Stock-based compensation on equity-classified awards	—	—	45,684	—	—	—	—	45,684	—	45,684
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,862)	(2,862)
Balance at December 31, 2020	39,142,896	$4	$2,348,114	(10,294,117)	$(922,666)	$(1,320,886)	$3,109	$107,675	$(1)	$107,674
Cumulative effect of change in accounting principle due to adoption of ASU 2020-06, net of tax	—	—	(64,319)	—	—	45,350	—	(18,969)	—	(18,969)
Comprehensive income (loss)	—	—	—	—	—	118,668	(7,922)	110,746	1,680	112,426
Vesting of restricted stock units and performance share units	1,319,695	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	49,399	—	1,128	—	—	—	—	1,128	—	1,128
Tax withholdings related to net share settlements of stock-based compensation awards	(504,735)	—	(19,834)	—	—	—	—	(19,834)	—	(19,834)
Purchase of capped call transactions, net of tax	—	—	(20,502)	—	—	—	—	(20,502)	—	(20,502)
Settlement of convertible note hedges, net of tax	—	—	14,511	—	—	—	—	14,511	—	14,511
Settlement of warrants	—	—	(1,752)	—	—	—	—	(1,752)	—	(1,752)
Stock-based compensation on equity-classified awards	—	—	36,869	—	—	—	—	36,869	—	36,869
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,255)	(1,255)
Balance at December 31, 2021	40,007,255	$4	$2,294,215	(10,294,117)	$(922,666)	$(1,156,868)	$(4,813)	$209,872	$424	$210,296
Comprehensive income (loss)	—	—	—	—	—	(237,609)	7,755	(229,854)	3,229	(226,625)
Vesting of restricted stock units and performance share units	1,101,375	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	83,551	—	1,105	—	—	—	—	1,105	—	1,105
Tax withholdings related to net share settlements of stock-based compensation awards	(405,185)	—	(6,043)	—	—	—	—	(6,043)	—	(6,043)
Stock-based compensation on equity-classified awards	—	—	33,395	—	—	—	—	33,395	—	33,395
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,270)	(3,270)
Balance at December 31, 2022	40,786,996	$4	$2,322,672	(10,294,117)	$(922,666)	$(1,394,477)	$2,942	$8,475	$383	$8,858
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$(234,380)	$120,348	$(286,180)
Less: Income (loss) from discontinued operations, net of tax	—	—	382
Income (loss) from continuing operations	(234,380)	120,348	(286,562)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	54,170	63,925	77,792
Amortization of acquired intangible assets	8,493	8,894	9,730
Impairment of goodwill	35,424	—	109,486
Impairment of long-lived assets	12,259	—	22,351
Restructuring-related impairment	2,949	7,651	21,622
Stock-based compensation	30,006	33,169	39,010
Changes in fair value of investments	—	(95,623)	8,089
Deferred income taxes	49,099	(33,985)	(7,101)
Amortization of debt discount on convertible senior notes	1,520	1,601	14,621
(Gain) loss on early lease termination	(4,471)	—	—
Foreign currency translation adjustments reclassified into earnings	—	(32,273)	—
Foreign currency (gains) losses, net	10,934	26,730	(22,351)
Change in assets and liabilities:
Accounts receivable	(10,088)	5,432	13,524
Prepaid expenses and other current assets	9,812	(13,472)	42,249
Right-of-use assets - operating leases	16,986	19,919	22,463
Accounts payable	37,540	(10,302)	11,414
Accrued merchant and supplier payables	(39,428)	(133,849)	(142,624)
Accrued expenses and other current liabilities	(71,804)	(45,015)	36,159
Operating lease obligations	(30,295)	(31,801)	(36,864)
Other, net	(14,713)	(15,307)	3,394
Net cash provided by (used in) operating activities from continuing operations	(135,987)	(123,958)	(63,598)
Net cash provided by (used in) operating activities from discontinued operations	—	—	—
Net cash provided by (used in) operating activities	(135,987)	(123,958)	(63,598)
Investing activities
Purchases of property and equipment and capitalized software	(36,168)	(49,630)	(48,711)
Proceeds from sale or divestment of investment	—	6,950	31,605
Acquisitions of intangible assets and other investing activities	(2,677)	(3,131)	(4,240)
Net cash provided by (used in) investing activities from continuing operations	(38,845)	(45,811)	(21,346)
Net cash provided by (used in) investing activities from discontinued operations	—	—	1,224
Net cash provided by (used in) investing activities	(38,845)	(45,811)	(20,122)
Financing activities
Proceeds from borrowings under revolving credit agreement	40,000	—	200,000
Payments of borrowings under revolving credit agreement	(65,000)	(100,000)	—
Proceeds from issuance of 2026 convertible notes	—	230,000	—
Issuance costs for 2026 convertible notes and revolving credit agreement	(490)	(7,747)	(1,686)
Purchase of capped call transactions	—	(27,416)	—
Payments for the repurchase of Atairos convertible notes	—	(254,000)	—
Proceeds from the settlement of convertible note hedges	—	2,315	—
Payments for the settlement of warrants	—	(1,345)	—
Taxes paid related to net share settlements of stock-based compensation awards	(6,065)	(19,834)	(10,607)
Payments of finance lease obligations	(687)	(5,302)	(8,930)
Other financing activities	(2,165)	(521)	(1,979)
Net cash provided by (used in) financing activities	(34,407)	(183,850)	176,798
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(8,548)	2,017	6,574
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(217,787)	(351,602)	99,652
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	—	1,224
Net increase (decrease) in cash, cash equivalents and restricted cash	(217,787)	(351,602)	98,428
Cash, cash equivalents and restricted cash, beginning of period (1)	499,483	851,085	752,657
Cash, cash equivalents and restricted cash, end of period (1)	$281,696	$499,483	$851,085
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	5,940	13,866	12,749
Income tax payments	$5,184	$11,145	$3,262
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	$3,325	$672	$637
Supplemental cash flow information on our leasing obligations
Cash paid for amounts included in the measurement of operating lease liabilities	31,508	33,079	36,864
Right-of-use assets obtained in exchange for operating lease liabilities	$2,635	$683	$16,415
(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the Consolidated Balance Sheets as of December 31, 2022, 2021 and 2020 (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$281,279	$498,726	$850,587
Restricted cash included in prepaid expenses and other current assets	417	757	498
Cash, cash equivalents and restricted cash	$281,696	$499,483	$851,085
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
Our operations are organized into two segments: North America and International. See Note 18, Segment Information, for more information.
Macroeconomic Conditions and COVID-19 Pandemic
The COVID-19 pandemic has changed the environment that our business operates in, which includes changes in consumer behavior and macroeconomic impacts affecting both us and our merchants. Certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time. Impacts to our operations may be caused by macroeconomic trends such as inflationary pressures, higher labor costs, labor shortages and resulting changes in consumer and merchant behavior.
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
Going Concern
The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.
Our Net cash used in operating activities was $136.0 million and $124.0 million for the years ended December 31, 2022 and December 31, 2021. Cash and cash equivalents were $281.3 million as of December 31, 2022. While we were in compliance with the covenants of our Third Amendment Credit Agreement as of December 31, 2022, our borrowing capacity was restricted and downward revisions to our 2023 forecast indicated we may not be in compliance in future periods. We took steps to amend the credit facility to provide us covenant relief and flexibility in our operations as described in Note 7, Financing Arrangements. These conditions and events raised substantial doubt about our ability to continue as a going concern.
In January 2023, our Board approved the second phase of the 2022 Restructuring Plan, which includes an overall reduction of approximately 500 positions globally. A substantial portion of these reductions occurred in January 2023 and the remaining are expected to occur by the end of the second quarter 2023. We estimate that the second phase of our 2022 Restructuring plan and related costs savings initiatives will result in approximately $100.0 million in annualized cost savings. Further, following the completion of our cloud migration project in February 2023, we have begun to accelerate our efforts to optimize our technology stack and cloud workloads resulting in additional cost savings and we plan to improve the efficiency of our marketing investment resulting in reductions to marketing expense for the remainder of 2023. Management will also take steps to minimize the risk certain payment

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
processors will require reserves or holdback receivables. We believe management's plans as described above are probable of being achieved to alleviate substantial doubt about our ability to continue as a going concern and we will have sufficient liquidity to meet our obligations as they become due over the next twelve months.
We are also currently evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our multi-phase cost-savings plan, seeking additional financing from both the public and private markets through the issuance of equity or debt securities, and monetizing certain assets.
Adoption of New Accounting Standards
There were no new accounting standards adopted during the year ended December 31, 2022.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization of property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets within Selling, general and administrative expense on the Consolidated Statements of Operations. Generally, the useful lives are three to five years for computer hardware, office equipment, furniture and fixtures and the shorter of the term of the lease or the expected life of the underlying asset for leasehold improvements.
Internal-Use Software
We incur costs related to internal-use software and website development, including purchased software and internally-developed software. Costs incurred in the planning and evaluation stage of internally-developed software and website development are expensed as incurred. Costs incurred and accumulated during the application

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
development stage are capitalized and included within Property, equipment and software, net on the Consolidated Balance Sheets. Amortization of internal-use software is recorded on a straight-line basis over the two-year estimated useful life of the assets within Cost of revenue and Selling, general and administrative expense on the Consolidated Statements of Operations.
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
Investments
Investments in equity shares without a readily determinable fair value and for which we do not have the ability to exercise significant influence are accounted for at cost adjusted for observable price changes and impairments, with changes in the measurement recognized through Other income (expense), net on the Consolidated Statements of Operations. Those investments are classified within Investments on the Consolidated Balance Sheets.
We have investments in common stock or in-substance common stock for which we have the ability to exercise significant influence and we have made an irrevocable election to account for those investments at fair value. Those investments are classified within Investments on the Consolidated Balance Sheets.
We classify our debt securities as available-for-sale securities, which are classified within Investments on the Consolidated Balance Sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses, net of the related tax effects, are excluded from earnings and recorded as a separate component within Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until realized. Interest income from available-for-sale securities is reported within Other income (expense), net on the Consolidated Statements of Operations. We conduct reviews of our available-for-sale investments with unrealized losses on a quarterly basis to evaluate whether those impairments are other-than-temporary. Investments with unrealized losses that are determined to be other-than-temporary are written down to fair value with a charge to earnings. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in Accumulated other comprehensive income (loss) for available-for-sale securities on the Consolidated Balance Sheets.

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
Lease Obligations
We have entered into various non-cancelable operating lease agreements for our offices and data centers. Significant judgment is required when determining whether a contract is or contains a lease. We review contracts to determine whether the language conveys the right to control the use of an identified asset for a period of time in exchange for consideration.
We classify leases at their commencement as either operating or finance leases. We recognize a right-of-use asset and lease liability for all of our leases at the commencement of the lease, which is the date we have the right to control the asset. Lease liabilities are measured based on the present value of the minimum lease payments discounted by a rate determined as of the date of commencement. The discount rate used to calculate the present value for lease payments is the rate implicit in the lease, unless that rate cannot be readily determined. For leases in which the rate implicit in the lease is not readily determinable, the discount rate is our incremental borrowing rate, which is determined based on information available at lease commencement and is equal to the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term as the lease. Right-of-use assets are measured based on the lease liability adjusted for any initial direct costs, prepaid rent, or lease incentives. Minimum lease payments made under operating leases are apportioned between interest expense and a reduction of the related operating lease obligations. Operating lease costs, including interest expense on operating leases, are generally presented within Selling, general and administrative expense on the Consolidated Statements of Operations and the related operating lease obligation is presented within Accrued expenses and other current liabilities and Operating lease obligations on the Consolidated Balance Sheets. Short term leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed in the period in which they are incurred.
We may receive renewal or expansion options, rent holidays, leasehold improvements or other incentives on certain lease agreements. We assess whether it is reasonably certain that we will exercise an option to renew or terminate a lease by considering factors that create an economic incentive or disincentive.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain lease agreements include variable lease costs which are primarily related to costs that are dependent on our usage of the underlying asset or lease payments that are dependent on an index when that index has changed since lease commencement. Those costs are expensed in the period in which they are incurred.
We have also subleased certain office facilities under operating lease agreements, for which we recognize sublease income on a straight-line basis over their respective lease terms. Sublease income is generally presented within Restructuring and related charges on the Consolidated Statements of Operations.
Revenue Recognition
We recognize revenue when we satisfy a performance obligation by transferring a promised good or service to a customer. Substantially all of our performance obligations are satisfied at a point in time rather than over time. We offer goods and services through our online marketplaces in three primary categories: Local, Goods and Travel.
Service and Product Revenue
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
Historically, we generated product revenue from our sales of first-party Goods transactions, which were direct sales of merchandise inventory. For product revenue transactions, we were the primary party responsible for providing the good to the customer, we had inventory risk and we had discretion in establishing prices. As such, product revenue was reported on a gross basis as the purchase price received from the customer. Product revenue, including associated shipping revenue, was recognized when title passed to the customer upon delivery of the product. We fully transitioned to a third party marketplace in North America in 2020 and in International in the fourth quarter of 2021. In a third-party marketplace model, our merchants generally assume inventory and refund risk and for those transactions we record revenue on a net basis within service revenue.
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
Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant. When customer credits are redeemed for goods or services provided by a third-party merchant, service revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are primarily used within one year of issuance.
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
Cost of Revenue
Cost of revenue is comprised of direct and certain indirect costs incurred to generate revenue. Costs incurred to generate revenue, which include credit card processing fees, editorial costs, compensation expense for technology support personnel who are responsible for maintaining the infrastructure of our websites, amortization of internal-use software relating to customer-facing applications, web hosting and other processing fees are attributed to the cost of service.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The following summarizes property, equipment and software, net as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Furniture and fixtures and other	3,384	5,524
Leasehold improvements	18,428	23,576
Computer hardware and purchased software	110,338	118,659
Internally-developed software (1)	334,079	309,018
Total property, equipment and software, gross	466,229	456,777
Less: accumulated depreciation and amortization	(409,498)	(383,196)
Property, equipment and software, net	$56,731	$73,581
(1)The net carrying amount of internally-developed software was $48.6 million and $54.7 million as of December 31, 2022 and 2021.
We evaluated long-lived assets for impairment, due to the events described below, which indicated that the carrying amount of certain asset groups were not recoverable. The asset impairments were written down to fair value based on the discounted cash flow method under the income approach that uses Level 3 inputs. The significant estimates used in the discounted cash flow models are the risk-adjusted discount rates; forecasted revenue, cost of revenue and operating expenses; forecasted capital expenditures and working capital needs; weighted-average cost of capital; rates of long-term growth; and income tax rates.
During the first quarter of 2022, we determined the impact to our business from the new variant of COVID-19 required us to evaluate our long-lived assets for impairment. Our interim quantitative assessment for the first quarter of 2022 did not identify any long-lived asset impairment.
During the second quarter of 2022, we determined a downward revision of our forecast required us to evaluate our long-lived assets for impairment. As a result of our interim quantitative assessment, we recognized long-lived asset impairment related to certain asset groups within our International reporting unit. See details in the table below.
During the fourth quarter of 2022, we determined a further downward revision of our forecast required us to evaluate our long-lived assets for impairment. As a result of our interim quantitative assessment, we recognized long-lived asset impairment related to certain asset groups within our International reporting unit. Additionally, during the fourth quarter of 2022, we determined that certain internally developed software was no longer in use. As a result, we recognized long-lived asset impairment related to internally developed software. See details in the table below.
During the third quarter of 2021, we recognized long-lived asset impairments for certain leasehold improvements under our 2020 Restructuring Plan and during the first quarter 2020 for property, equipment and software, net under our 2020 Restructuring Plan. See details in the table below and Note 13, Restructuring and Related Charges, for more information.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes impairment charges for property, equipment and software that are presented within Restructuring and related charges and Long-lived asset impairment on the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Long-lived asset impairment:
North America	$753	$—	$—
International	3,736	—	9,565
Long-lived asset impairment	4,489	—	9,565
Restructuring and related charges:
North America	—	602	—
International	—	268	5,613
Restructuring and related charges impairment	—	870	5,613
Total property, equipment and software impairment	$4,489	$870	$15,178
The following table summarizes impairment for long-lived assets by asset type for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
Long-Lived Asset Category	2022	2021	2020
Property, equipment and software, net
Leasehold improvements	1,747	870	8,419
Computer hardware	1,498	—	2,842
Internally-developed software	753	—	2,988
Other Property, equipment and software, net	491	—	929
Total	$4,489	$870	$15,178
Depreciation and amortization expense on property, equipment and software is classified as follows in the accompanying Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Service cost of revenue	$32,554	$32,354	$28,443
Product cost of revenue	—	378	9,434
Selling, general and administrative	21,616	31,193	39,915
Total	$54,170	$63,925	$77,792
The above amounts include amortization of internally-developed software of $44.2 million, $50.5 million and $58.8 million, and amortization expense on assets under finance leases of $0.5 million, $3.6 million and $6.7 million, for the years ended December 31, 2022, 2021 and 2020.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes goodwill activity by segment for the years ended December 31, 2022 and 2021 (in thousands):

	North America	International (1)	Consolidated
Balance as of December 31, 2020	$178,685	$36,014	$214,699
Other (2)	—	3,776	3,776
Foreign currency translation	—	(2,082)	(2,082)
Balance as of December 31, 2021	$178,685	$37,708	$216,393
Goodwill impairment	—	(35,424)	(35,424)
Foreign currency translation	—	(2,284)	(2,284)
Balance as of December 31, 2022	$178,685	$—	$178,685
(1)As of December 31, 2021, and 2020, the International reporting unit had a negative carrying value.
(2)Represents the reclassification between Right-of-use assets - operating leases, net and Goodwill due to an adjustment in the allocation of impairments recorded in 2020 between those two accounts.
We evaluated goodwill for impairment, due to the events described below, which indicated that the carrying amount of certain reporting units' were in excess of their estimated fair value. In determining the fair values of our reporting units, we used the discounted cash flow method under the income approach that uses Level 3 inputs.
During the first quarter of 2022, we determined the impact to our business from the new variant of COVID-19 required us to evaluate our goodwill for impairment. Our interim quantitative assessment for the first quarter of 2022 did not identify any goodwill impairment.
During the second quarter of 2022, we determined a downward revision of our forecast required us to evaluate our goodwill for impairment. As a result of our interim quantitative assessment, we recognized goodwill impairment within our International reporting unit, representing a full impairment of goodwill for that reporting unit.
We performed our annual goodwill impairment assessment as of October 1, 2022. Our annual assessment determined that no reporting units' carrying values were in excess of their estimated fair values and, therefore, we did not recognize goodwill impairment for either of our reporting units. During the fourth quarter of 2022, subsequent to our annual goodwill impairment assessment, we determined a further downward revision of our forecast required us to evaluate our goodwill for impairment. Our interim quantitative assessment did not identify any goodwill impairment.
During the third quarter of 2021, we determined the prolonged recovery from the COVID-19 pandemic and the sustained decrease in our stock price required us to evaluate our goodwill for impairment. Additionally, we performed our annual goodwill impairment assessment as of October 1, 2021. Our assessments determined that no reporting units' carrying values were in excess of their estimated fair values. Therefore, we did not recognize goodwill impairment for either of our reporting units during the year ended December 31, 2021.
During the first quarter 2020, we determined the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decrease in our stock price required us to evaluate our goodwill for impairment, which resulted in goodwill impairment of $109.5 million within our International segment related to our EMEA operations. We did not recognize any goodwill impairment in our North America or Asia Pacific reporting units.
During the third quarter 2020, we exited our operations in Japan and New Zealand as part of our restructuring plan, which represented the majority of the countries in our Asia Pacific reporting unit. As a result, we combined the remainder of the Asia Pacific reporting unit and the EMEA reporting unit into a single International reporting unit, consistent with how management reviews the operating results of the business. As a result of the change in reporting units, we performed a qualitative assessment of potential goodwill impairment for the new International reporting unit and performed separate qualitative assessments of potential goodwill impairment for our Asia Pacific and EMEA reporting units immediately prior to the change. Based on those assessments, we determined that the likelihood of a goodwill impairment did not reach the more-likely-than-not threshold. Accordingly,

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
we concluded that goodwill related to those reporting units were not impaired and further quantitative testing was not required to be performed. Additionally, we performed our annual goodwill impairment assessment as of October 1, 2020. Our assessment determined that no reporting units' carrying values were in excess of their estimated fair values. Therefore, we did not recognize goodwill impairment for either of our reporting units for the annual impairment test during the year ended December 31, 2020.
The following table summarizes intangible assets as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	17,912	14,327	3,585	19,976	12,554	7,422
Trade names	9,340	8,382	958	9,604	8,215	1,389
Patents	13,341	6,701	6,640	12,455	5,712	6,743
Other intangible assets	17,517	11,059	6,458	17,573	8,817	8,756
Total	$58,110	$40,469	$17,641	$59,608	$35,298	$24,310

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense from continuing operations related to intangible assets was $8.5 million, $8.9 million and $9.7 million for the years ended December 31, 2022, 2021 and 2020.
As of December 31, 2022, our estimated future amortization expense related to intangible assets is as follows (in thousands):

2023	$7,550
2024	4,076
2025	2,601
2026	1,739
2027	1,066
Thereafter	609
Total	$17,641

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. INVESTMENTS
The following table summarizes our percentage ownership in our investments for the periods noted below:

	December 31, 2022 and 2021
Other equity investments	1%	to	19%
Available-for-sale securities	1%	to	19%
Fair value option investments	10%	to	19%
Other Equity Investments
Other equity investments represent equity investments without readily determinable fair values. We have elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes in orderly transactions and impairments.
As of December 31, 2022, the balance for our other equity investments was $119.5 million and there was no activity recorded for the year ended December 31, 2022. The following table summarizes other equity investment activity for the year ended December 31, 2021 (in thousands):

Balance as of December 31, 2020	$37,671
Upward adjustment for observable price change	89,083
Dispositions	(410)
Foreign currency translation	(6,803)
Balance as of December 31, 2021	$119,541
We hold a 2.29% non-controlling equity interest in SumUp Holdings S.a.r.l. ("SumUp"), a privately-held mobile payments company. During the third quarter 2021, we adjusted the carrying value of our other equity investment in SumUp due to observable price changes in orderly transactions, which resulted in an unrealized gain of $89.1 million for the year ended December 31, 2021. The unrealized gain is presented within Other income (expense), net on the Consolidated Statements of Operations. During the first quarter 2020, we also sold 50% of our shares in this investment for total cash consideration of $34.0 million.
During the third quarter 2021, we also sold 100% of our shares in one of our other equity investments for total cash consideration of $2.6 million and recognized a gain of $2.2 million. During the second quarter 2021, we divested our shares in one of our other equity investments and recognized a gain and total cash consideration of $4.2 million. The gains on our investments have been presented within Other income (expense), net in the Consolidated Statements of Operations for the year ended December 31, 2021.
During the first quarter 2020, we recorded a $6.7 million impairment to one of our other equity method investments as a result of revised cash flow projections and a deterioration in financial condition due to COVID-19. This impairment is presented within Other income (expense), net on the Consolidated Statements of Operations.
Available-for-Sale Securities
Our available-for-sale securities had a fair value of $0.0 million as of December 31, 2022 and 2021 and no financial statement activity was recorded for the years ended December 31, 2022, 2021 and 2020.
During the fourth quarter 2021, one of our available-for-sale security investments completed a merger transaction in which we received equity in the surviving company as merger consideration. We determined that the fair value of the transferred investment was zero.
Fair Value Option Investments
In connection with the dispositions of controlling stakes in Ticket Monster, an entity based in the Republic of Korea, and Groupon India in prior periods, we obtained minority investments in Monster Holdings LP ("Monster LP") and in Nearbuy Pte Ltd. ("Nearbuy"). We made an irrevocable election to account for both of those investments at

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The fair value of both of these investments was $0.0 million as of December 31, 2022 and 2021 and no activity was recorded in those years.
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
6. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Other income (expense), net for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest income	$9,533	$5,116	$6,351
Interest expense	(14,380)	(17,206)	(33,192)
Changes in fair value of investments (1)	—	95,623	(8,089)
Loss on extinguishment of debt	—	(5,090)	—
Foreign currency gains (losses), net and other (2)	(19,308)	14,237	17,962
Other income (expense), net	$(24,155)	$92,680	$(16,968)
(1)Includes an $89.1 million unrealized gain due to an upward adjustment for an observable price change of SumUp for the year ended December 31, 2021.
(2)Includes a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings for the year ended December 31, 2021 as a result of the substantial liquidation of our subsidiary in Japan as part of our 2020 Restructuring Plan.
The following table summarizes Prepaid expenses and other current assets as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$16,048	$28,550
Income taxes receivable	6,691	7,711
Deferred cloud implementation cost	9,362	6,476
Other	9,000	9,833
Total prepaid expenses and other current assets	$41,101	$52,570

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes Other non-current assets as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred contract acquisition costs	$4,815	$7,080
Deferred cloud implementation costs	17,684	11,986
Other	4,992	6,036
Total other non-current assets	$27,491	$25,102
The following table summarizes Accrued expenses and other current liabilities as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Refund reserve	$11,072	$19,601
Compensation and benefits	15,005	30,367
Accrued marketing	19,596	37,900
Restructuring-related liabilities	4,782	11,349
Customer credits	36,220	56,558
Operating lease obligations	37,525	32,062
Other (1)	47,252	51,476
Total accrued expenses and other current liabilities	$171,452	$239,313
(1)Includes certain payroll taxes deferred under the Coronavirus Aid, Relief and Economic Security ("CARES") Act of $2.7 million as of December 31, 2021 and 2022. This balance was paid in January 2023.
The following table summarizes Other non-current liabilities as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Contingent income tax liabilities	$11,213	$24,213
Deferred income taxes	3,100	2,802
Other	4,273	7,433
Total other non-current liabilities	$18,586	$34,448
7. FINANCING ARRANGEMENTS
3.25% Convertible Senior Notes due 2022
In April 2016, we issued $250.0 million in aggregate principal amount of convertible senior notes (the "Atairos Notes") in a private placement to A-G Holdings, L.P.
On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method. This ASU eliminates the requirement to separately recognize an equity component when accounting for convertible debt in certain circumstances, removes certain conditions for equity classification of related contracts and amends the related guidance as to the computation of income (loss) per share.
As a result of adopting ASU 2020-06, we recorded a $67.0 million net reduction to Additional paid-in capital, a $19.0 million increase to Convertible senior notes, net and a $48.0 million reduction to our opening Accumulated deficit in our Consolidated Balance Sheets as of January 1, 2021. In the fourth quarter of 2021, we recorded an additional $2.7 million adjustment to our opening Accumulated deficit and Additional paid-in capital related to tax impacts of our bond hedges.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prior to the adoption of ASU 2020-06, the difference between the principal amount of the Atairos Notes and the liability component of the Atairos Notes was recognized in equity, effectively resulting in a debt discount. The debt discount was amortized to interest expense over the terms of the Atairos Notes which, combined with cash interest, resulted in an effective interest rate of 9.75%.
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
In May 2021, we repurchased the Atairos Notes for an aggregate purchase price equal to $255.0 million, consisting of the $250.0 million outstanding principal amount, $1.0 million of accrued interest through the repurchase date and a $4.0 million prepayment penalty. In connection with the repurchase of the Atairos Notes, we recognized a $5.1 million loss on the early extinguishment, which is presented in Other income (expense), net on the Consolidated Statements of Operations.
During the years ended December 31, 2021 and 2020, we recognized interest costs on the Atairos Notes as follows (in thousands):

	Year Ended December 31,
	2021	2020
Contractual interest (3.25% of the principal amount per annum)	$3,024	$8,128
Amortization of debt discount	451	14,621
Total	$3,475	$22,749
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Upon conversion, we can elect to settle the conversion value in cash, shares of our common stock, or any combination of cash and shares of our common stock. Subject to certain conditions, holders of the 2026 Notes may convert the 2026 Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event. Based on the closing price of the common stock of $8.58 as of December 31, 2022, the if-converted value of the 2026 Notes was less than the principal amount.
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
The Indenture includes customary events of default, including that acceleration of indebtedness under the Amended Credit Agreement could result in an event of default under the Indenture. If an event of default, as defined in the Indenture, occurs and is continuing, the principal amount of the 2026 Notes and any accrued and unpaid interest may be declared immediately due and payable. In the case of bankruptcy or insolvency, the principal amount of the 2026 Notes and any accrued and unpaid interest would automatically become immediately due and payable. We account for the 2026 Notes as a single liability-classified instrument measured at amortized cost. The carrying value of the 2026 Notes was determined by deducting transaction costs incurred in connection with the issuance of the 2026 Notes of $7.8 million from the principal amount. Those transaction costs were recorded as a debt discount in the Consolidated Balance Sheets and are amortized to interest expense. Together with the cash interest, this results in an effective interest rate of 1.83% over the term of the 2026 Notes. We have presented the 2026 Notes in Convertible senior notes, net in the accompanying Consolidated Balance Sheets.
The carrying amount of the 2026 Notes consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Principal amount	$230,000	$230,000
Less: debt discount	(5,077)	(6,597)
Net carrying amount of liability	$224,923	$223,403
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of December 31, 2022 and 2021 was $133.1 million and $183.3 million and was determined using a lattice model.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the years ended December 31, 2022 and 2021, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Year Ended December 31,
	2022	2021
Contractual interest	$2,588	$2,001
Amortization of debt discount	1,520	1,150
Total	$4,108	$3,151
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
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement which provided for aggregate principal borrowings of up to $400.0 million (prior to the amendments described below) and matures in May 2024. In July 2020, we entered into an amendment to the revolving credit agreement (the "First Amendment") which permanently reduced borrowing capacity under our senior secured revolving credit facility from $400.0 million to $225.0 million. In March 2021, we entered into a second amendment to the revolving credit agreement (the "Second Amendment", as amended by the First Amendment and the Second Amendment, the "Second Amendment Credit Agreement") to, among other things, permit the issuance of the 2026 Notes and related capped call transactions. The Second Amendment also permanently removed requirements that we maintain (i) a maximum senior secured indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio and (ii) unrestricted cash of not less than $250.0 million. Further, the Second Amendment changed the requirement to maintain a minimum fixed charge coverage ratio to a requirement to maintain a minimum interest coverage ratio.
In September 2022, we entered into a third amendment to the revolving credit agreement (the "Third Amendment" and the Second Amendment Credit Agreement as amended, the "Third Amendment Credit Agreement") to modify certain financial covenants and provide for additional flexibility in our operations, including certain modifications to our requirement to maintain (i) a maximum funded indebtedness to EBITDA ratio and (ii) a monthly minimum liquidity balance. In addition to the modifications described below, the Third Amendment reduced our borrowing capacity under our senior secured revolving credit facility from $225.0 million to $150.0 million.
In March 2023, we entered into a fourth amendment to the revolving credit agreement (the "Fourth Amendment" and the Third Amendment Credit Agreement as amended, the "Amended Credit Agreement" to modify certain financial covenants and provide for additional flexibility in its operations, among other changes, including certain modifications to (i) our requirements to maintain monthly minimum liquidity balance (including any undrawn

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amounts under the revolving credit facility) of at least $50.0 million, (ii) the calculation of EBITDA under the Amended Credit Agreement, (iii) mandatory prepayment requirements and (iv) certain affirmative covenants. In addition to the modifications described below, the Fourth Amendment reduced our borrowing capacity under our senior secured revolving credit facility from $150.0 million to $75.0 million.
We deferred debt issuance costs of $4.0 million in aggregate in connection with the Third Amendment Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the Consolidated Balance Sheets as of December 31, 2022 and are amortized to interest expense over the term of the respective agreement.
In addition, under the Amended Credit Agreement, we are subject to various covenants, including customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness; make dividend and other restricted payments, including limiting the amount of our share repurchases; enter into sale and leaseback transactions; make investments, loans or advances; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; and engage in transactions with related parties and other affiliates. The Fourth Amendment imposes additional restrictions on our ability to make certain investments, to incur certain additional indebtedness and to designate unrestricted subsidiaries..
As of December 31, 2022, we were in compliance with the applicable covenants under the Third Amendment Credit Agreement. Non-compliance with the covenants under the Amended Credit Agreement may result in termination of the commitments thereunder and any then outstanding borrowings may be declared due and payable immediately. We have the right to terminate the Amended Credit Agreement or reduce the available commitments at any time.
Borrowings under the Second Amendment Credit Agreement bore (a) interest at a rate per annum equal to (i) an adjusted LIBO rate or (ii) a customary base rate (with loans denominated in certain currencies bearing interest at rates specific to such currencies) plus an additional margin ranging between 0.50% and 2.00% and (b) commitment fees ranging from 0.25% to 0.35% on the daily amount of unused commitments. The Second Amendment Credit Agreement also includes a replacement mechanism for the discontinuation of the adjusted LIBO rate.
The Third Amendment replaced LIBOR as a benchmark interest rate under the Second Amendment Credit Agreement with Term Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 10 basis points. The Third Amendment also provides that, from the date of the Third Amendment through the fiscal quarter ending June 30, 2023, the Alternate Base Rate ("ABR") and Canadian prime spreads shall be raised to 1.50%, the fixed rate spreads to 2.50% and the commitment fee to 0.4% on the daily amount of the unused commitments under the Amended Credit Agreement. After June 30, 2023, the applicable spreads and commitment fee will revert to the levels set by the Second Amendment Credit Agreement, with the addition of a new tier that is applicable when the ratio of funded indebtedness to EBITDA exceeds 3.00:1.00 and provides for ABR and Canadian prime spreads of 1.25%, fixed rate spreads of 2.25% and a commitment fee of 0.4% on the daily amount of the unused commitments under the Amended Credit Agreement.
In addition, the Amended Credit Agreement provides for the issuance of up to $75.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $75.0 million.
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
We had $75.0 million of outstanding borrowings and $24.9 million of letters of credit outstanding as of December 31, 2022, and $100.0 million of outstanding borrowings and $25.8 million of letters of credit outstanding as of December 31, 2021 under the Third Amendment Credit Agreement. In connection with entering into the Fourth Amendment to our Third Amendment Credit Agreement in March 2023, our borrowing capacity under the Amended Credit Agreement was reduced from $150.0 million to $75.0 million and consequently we repaid $25.0 million of these outstanding amounts in connection with the Fourth Amendment.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. LEASES
Our operating leases primarily consist of leases for real estate throughout the world with lease expirations between 2023 and 2027. These arrangements typically do not transfer ownership of the underlying asset as we do not assume, nor do we intend to assume, the risks and rewards of ownership. Our finance leases were related to property and equipment, primarily computer hardware, all of which were expired as of December 31, 2022.
We lease our headquarters located in Chicago, Illinois ("600 West Chicago"). During the year ended December 31, 2022, we reassessed the term of our 600 West Chicago operating lease as we were reasonably certain to exercise our option to early terminate the lease. As a result, our expected future minimum lease payments related to that lease were modified. Our reassessment included an increase in our Accrued expenses and other current liabilities of $11.6 million, a decrease to our long-term Operating lease obligations of $25.6 million, a decrease to our Right-of-use assets - operating leases, net of $9.5 million in the Consolidated Balance Sheets and a gain of $4.5 million in Restructuring and related charges in the Consolidated Statements of Operations. Refer to Note 13, Restructuring and Related Charges for additional information on the gain recognized.
In January 2023, we exercised our option to early terminate our lease at 600 West Chicago effective on January 31, 2024, which required us to pay a penalty of $9.6 million with our early termination notice. Prior to exercising our option to early terminate, the expiration of 600 West Chicago was January 31, 2026.
We sublease a portion of 600 West Chicago to Uptake, Inc., a Lightbank LLC portfolio company as a related party transaction. The sublease was a market rate transaction on terms that we believe are no less favorable than would have been reached with an unrelated party. As part of our reassessment of 600 West Chicago and early termination option noted above, we modified the sublease term to expire on January 30, 2024, as well. Uptake is contractually obligated to pay $2.5 million in future sublease payments, however, the collectability of our sublease income is not reasonably assured. Given the uncertainty of collectability of our sublease income, we recognized impairment of $1.8 million related to that portion of the right-of-use assets - operating leases for the year ended December 31, 2022, which is presented in Restructuring and related charges on the Consolidated Statements of Operations. We have also subleased other office facilities under operating lease agreements with expirations in 2023 for future sublease income of $2.1 million.
The following summarizes right-of-use assets as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Right-of-use assets - operating leases	$60,204	$91,934
Right-of-use assets - finance leases (1)	—	3,299
Total right-of-use assets, gross	60,204	95,233
Less: accumulated depreciation and amortization	(48,077)	(46,041)
Right-of-use assets, net	$12,127	$49,192
(1)Right-of-use assets for finance leases are included in Property, equipment and software, net on the Consolidated Balance Sheet.
For the year ended December 31, 2022, we determined a downward revision of our forecast in the second quarter of 2022 and further downward revision in the fourth quarter of 2022 each required us to evaluate our long-lived assets for impairment. As a result of our interim quantitative assessments, we recognized impairment related to our right-of-use assets - operating leases of $7.8 million within our International segment, which is presented in Long-lived asset impairments on the Consolidated Statements of Operations. We also recognized impairment for our right-of-use assets - operating leases related to our 2020 Restructuring Plan of $1.2 million, which is presented in Restructuring and related charges on the Consolidated Statements of Operations. See Note 13, Restructuring and Related Charges, for more information
Due to actions taken under our 2020 Restructuring Pl an, we recognized impairment of $6.8 million and $16.0 million related to right-of-use assets - operating leases for the years ended December 31, 2021 and 2020, which are presented in Restructuring and related charges on the Consolidated Statements of Operations. See Note 13, Restructuring and Related Charges, for more information.
For the year ended December 31, 2020, we determined the significant deterioration in our financial performance due to the disruption in our operations from COVID-19 and the sustained decrease in our stock price

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
required us to evaluate our long-lived assets for impairment, and we recognized impairment related to right-of-use assets - operating leases of $10.5 million and right-of-use assets - finance leases of $1.3 million within our International segment, which are presented in Long-lived asset impairments on the Consolidated Statements of Operations.
The following table summarizes our lease costs and sublease income for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Financing lease cost:
Amortization of right-of-use assets	$543	$3,621	$6,737
Interest on lease liabilities	12	120	522
Total finance lease cost	555	3,741	7,259
Operating lease cost (1)	20,880	25,346	30,870
Variable lease cost (2)	7,966	6,378	8,143
Short-term lease cost	57	83	313
Sublease income, gross (3)	(3,949)	(4,650)	(4,693)
Total lease cost	$25,509	$30,898	$41,892
(1)Operating lease costs presented as Selling, general and administrative and Restructuring and related charges in the Consolidated Statements of Operations totaled $15.7 million and $5.2 million for the year ended December 31, 2022, $17.6 million and $7.8 million     for the year ended December 31, 2021 and $23.1 million and $7.8 million for the year ended December 31, 2020.
(2)Variable lease costs presented as Selling, general and administrative and Restructuring and related charges in the Consolidated Statements of Operations totaled $5.6 million and $2.4 million for the year ended December 31, 2022, $4.7 million and $1.7 million for the year ended December 31, 2021 and $7.0 million and $1.1 million for the year ended December 31, 2020.
(3)Sublease income, gross presented entirely as Restructuring and related charges in the Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021 and presented as Selling, general and administrative and Restructuring and related charges in the Consolidated Statements of Operations totaled $1.2 million and $3.5 million for the year ended December 31, 2020.
As of December 31, 2022, the future payments under operating leases for each of the next five years and thereafter are as follows (in thousands):

Operating Leases
2023	38,733
2024	6,640
2025	2,473
2026	437
2027	75
Thereafter	—
Total minimum lease payments	48,358
Less: Amount representing interest	(1,523)
Present value of net minimum lease payments	46,835
Less: Current portion of lease obligations	(37,525)
Total long-term lease obligations	$9,310
As of December 31, 2022, we do not have any material non-cancelable operating lease commitments that have not yet commenced.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2022 and 2021, the weighted-average remaining lease term and weighted-average discount rate for our operating leases were as follows:

	December 31, 2022	December 31, 2021
Weighted-average lease term	1 year	3 years
Weighted-average discount rate	6.4%	5.4%
9. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
We have entered into non-cancelable arrangements with third-parties, primarily related to cloud computing and other information technology services. As of December 31, 2022, future payments under these contractual obligations were as follows (in thousands):

2023	$11,530
2024	17,615
2025	18,000
2026	—
2027	—
Thereafter	—
Total purchase obligations	$47,145
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
On April 28, 2020, an individual plaintiff filed a securities fraud class action complaint in the United States District Court for the Northern District of Illinois, and in July 2020, another individual was appointed as lead plaintiff ("Securities Lawsuit"). The lawsuit covers the time period from July 30, 2019 through February 18, 2020. The lead plaintiff alleges that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program. On May 6, 2022, the parties reached an agreement to settle this matter in its entirety for $13.5 million and signed a term sheet memorializing preliminary terms. On June 27, 2022, the District Court granted preliminary approval of the settlement. On October 28, 2022, the District Court granted final approval of the settlement class with no class members opting out and no objections. Now that the settlement class has been confirmed and the case is fully resolved with no opt outs, all class members must follow a claims process administered by a third party and will be barred from filing future lawsuits based on these events. The full amount of the $13.5 million settlement is covered under Groupon's insurance policies and was paid into an escrow fund by Groupon’s insurance carriers on July 26, 2022. The settlement accrual and insurance receivable were settled as of December 31, 2022.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition, four shareholders have filed separate shareholder derivative lawsuits in relation to the same events that are subject to the securities litigation described above (collectively, the “Derivative Lawsuits”). First, on September 9, 2021, a shareholder named Jonathan Frankel filed a federal derivative lawsuit in the United States District Court for District of Delaware. Second, on January 19, 2022, a shareholder named Alyssa Estreen filed a derivative lawsuit in the Court of Chancery in the State of Delaware. Third, on January 24, 2022, a shareholder named Saman Khoury filed a derivative lawsuit, also in the Court of Chancery in the State of Delaware. Finally, on May 9, 2022 a shareholder named Moriah Anders filed a lawsuit, also in the Court of Chancery in the State of Delaware. All four lawsuits name Groupon and certain of the Company's former and current officers and directors. The allegations in all four Derivative Lawsuits relate to the same time period and events that are the subject of the Securities Lawsuit and allege that the Company and its shareholders have sustained damages as a result of the conduct of certain current and former officers and directors. The Plaintiffs in each of these Derivative Lawsuits seek unspecified damages they allege were sustained by the Company, injunctive and equitable relief and attorneys' fees. All four matters have been stayed pending settlement discussions. On February 2, 2023, the Parties to all four Derivative Lawsuits executed a Stipulation of Settlement that was filed in Delaware Chancery Court. Under the settlement, Groupon has agreed to undertake certain corporate reforms. The Settlement requires notice to shareholders and Court approval. Counsel for the Plaintiffs will submit a petition to the Court to be awarded attorneys' fees, the amount of which is at the discretion of the Court. Any attorney fee award will be covered under Groupon's directors and officers insurance policies.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the strategy for the matter. Regardless of the outcome, litigation and other regulatory matters can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Indemnifications
In October 2016, we completed a strategic review of our international markets and decided to pursue strategic alternatives for our operations in 12 countries, which were primarily based in Asia and Latin America. In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. In 2020, we decreased our indemnification liabilities due to the expiration of certain contingent liabilities under our indemnification obligations. The resulting benefit of $0.4 million is recorded within Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations for the year ended December 31, 2020. Our remaining indemnification liabilities were $2.8 million as of December 31, 2022. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of December 31, 2022 is approximately $11.7 million.
In the normal course of business to facilitate transactions related to our operations, we indemnify certain parties, including employees, lessors, service providers, merchants, and counterparties to investment agreements and asset and stock purchase agreements with respect to various matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against those parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We are also subject to increased exposure to various claims as a result of our divestitures and acquisitions. We may also become more vulnerable to claims as we expand the range and scope of our services and are subject to laws in jurisdictions where the underlying laws with respect to potential liability are either unclear or less favorable. In addition, we have entered into indemnification agreements with our officers, directors and underwriters, and our bylaws contain similar indemnification obligations that cover officers, directors, employees and other agents.
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
10. STOCKHOLDERS' EQUITY
Preferred Stock
Our Board of Directors has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of our common stock. As of December 31, 2022 and 2021, there were no shares of preferred stock outstanding.
Common Stock
Pursuant to our restated certificate of incorporation, as of December 31, 2022, the Board had the authority to issue up to a total of 100,500,000 shares of common stock. Each holder of common stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. In addition, holders of our common stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our common stock under our share repurchase program. During the year ended December 31, 2022, we did not repurchase any shares under the program. As of December 31, 2022, $245.0 million of common stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions,

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
limitations under the Amended Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time.
11. COMPENSATION ARRANGEMENTS
Groupon, Inc. Stock Plan
In August 2011, we established the Groupon, Inc. 2011 Stock Plan (the "2011 Plan"), as amended in November 2013, May 2014, June 2016, April 2019, and June 2022, under which options, restricted stock units and performance stock units for up to 11,875,000 shares of common stock were authorized for future issuance to employees, consultants and directors.
The 2011 Plan is administered by the Compensation Committee of the Board (the "Compensation Committee"). As of December 31, 2022, 3,266,298 shares of common stock were available for future issuance under the 2011 Plan.
The stock-based compensation expense related to stock awards issued under the 2011 Plan and acquisition-related awards are presented within the following line items of the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$395	$585	$662
Marketing	1,054	748	1,522
Selling, general and administrative	28,557	31,836	36,826
Restructuring and related charges	—	—	1,735
Total stock-based compensation expense	$30,006	$33,169	$40,745
We capitalized $3.4 million, $3.7 million and $4.5 million of stock-based compensation for the years ended December 31, 2022, 2021 and 2020, in connection with internally-developed software and cloud computing arrangements.
Employee Stock Purchase Plan
The Groupon, Inc. 2012 Employee Stock Purchase Plan, as amended, authorizes us to grant up to 1,000,000 shares of common stock under that plan. For the years ended December 31, 2022, 2021 and 2020, 83,551, 49,399 and 69,371 shares of common stock were issued under the ESPP.
Restricted Stock Units
The restricted stock units granted under the 2011 Plan generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes restricted stock unit activity under the 2011 Plan for the year ended December 31, 2022:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2021	2,205,235	$31.06
Granted	2,720,990	16.95
Vested	(1,080,881)	32.22
Forfeited	(969,255)	24.82
Unvested at December 31, 2022	2,876,089	$19.33

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average grant date fair value of restricted stock units granted in 2021 and 2020 was $31.48 and $24.92. The fair value of restricted stock units that vested during each of the three years ended December 31, 2022, 2021 and 2020 was $15.6 million, $48.8 million and $19.2 million. As of December 31, 2022, $39.3 million of unrecognized compensation costs related to unvested employee restricted stock units are expected to be recognized over a remaining weighted-average period of 1 year.
Performance Share Units
We have previously granted performance share units under the 2011 Plan that vest in shares of our common stock upon the achievement of financial and operational targets specified in the respective award agreement ("Performance Share Units"). Our existing Performance Share Units are subject to continued employment through the performance period dictated by the award and certification by the Compensation Committee of the Board that the specified performance conditions have been achieved.
The table below summarizes Performance Share Unit activity under the 2011 Plan for the year ended December 31, 2022:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2021	37,763	$28.39
Granted	—	—
Vested	(20,494)	31.97
Forfeited	—	—
Unvested at December 31, 2022	17,269	$24.13

Maximum shares issuable upon vesting at December 31, 2022	17,269
As of December 31, 2022, we have recognized substantially all expense related to the unvested Performance Share Units, which vested in the first quarter of 2023.
We have also previously granted performance share units subject to a market condition ("Market-based Performance Share Units"). As of December 31, 2022, 24,335 Market-based Performance Share Units were forfeited and 33,333 Market-based Performance Share Units expired as the market conditions were not met. No Market-based Performance Share Units remain unvested and all related compensation costs have been recognized as of December 31, 2022.
Defined Contribution Plans
We have a 401(k) defined contribution retirement savings plan covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We contribute up to 50% of the first 6% of eligible compensation contributed to the plan, subject to a 3 year graded vesting schedule. We also have several foreign defined contribution plans, which require us to contribute a percentage of participating employee's salary according to local regulations. During the years ended December 31, 2022, 2021 and 2020, our contributions for all plans were $5.8 million, $6.7 million and $6.6 million.
12. REVENUE RECOGNITION
See Note 18, Segment Information, for revenue summarized by reportable segment and category.
Contract Balances
Our deferred revenue relates to gift card revenue and is recognized upon customer redemption. For prior periods, deferred revenue also included product sales and was recognized as the products were delivered to customers, generally within two weeks following the balance sheet date. Our deferred revenue was $1.6 million as of December 31, 2022. As of December 31, 2021 and 2020, our deferred revenue was $3.5 million and $11.2 million, all of which was recognized during the years ended December 31, 2022 and 2021, respectively.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Credits
The following table summarizes the activity in the liability for customer credits for the years ended December 31, 2022 and 2021 (in thousands):

Customer Credits
Balance as of December 31, 2020	$61,006
Credits issued	217,407
Credits redeemed (1)	(178,720)
Breakage revenue recognized (2)	(41,800)
Foreign currency translation	(1,335)
Balance as of December 31, 2021	$56,558
Credits issued	134,317
Credits redeemed (1)	(128,247)
Breakage revenue recognized	(25,802)
Foreign currency translation	(606)
Balance as of December 31, 2022	$36,220
(1)Historically, customer credits have primarily been used within one year of issuance; however, usage patterns were impacted from changes in customer behavior due to COVID-19.
(2)The increase in our breakage revenue recognized was largely due to a change in estimate due to lower customer usage patterns from COVID-19.
Cost of Obtaining Contracts
Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, deferred contract acquisition costs were $5.9 million and $8.0 million.

The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2022, 2021 and 2020, we amortized $10.7 million, $10.5 million and $15.3 million of deferred contract acquisition costs.
Allowance for Expected Credit Losses on Accounts Receivable
The following table summarizes the activity in the allowance for expected credit losses on accounts receivables for the year ended December 31, 2022 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2020	$9,756
Change in provision	(28)
Write-offs	(1,875)
Foreign currency translation	121
Balance as of December 31, 2021	$7,974
Change in provision	(1,335)
Write-offs	(1,618)
Foreign currency translation	(483)
Balance as of December 31, 2022	$4,538
Variable Consideration for Unredeemed Vouchers
During the years ended December 31, 2022 and 2021, we recognized $9.1 million and $31.4 million of variable consideration from unredeemed vouchers that were sold in a prior year. During the year ended December

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
31, 2021, the substantial majority of vouchers sold at the onset of the COVID-19 pandemic reached expiration at redemption rates lower than our historical estimates. Although redemption rates for vouchers sold in more recent periods have improved, the impact of macroeconomic conditions on redemption behavior in future periods is still uncertain. When actual redemptions differ from our estimates, the effects could be material to the Consolidated Financial Statements.
13. RESTRUCTURING AND RELATED CHARGES
In August 2022 and April 2020, we initiated Board-approved restructuring plans. Costs incurred related to the restructuring plans are classified as Restructuring and related charges on the Consolidated Statements of Operations. The restructuring activities are summarized by plan in the sections below.
2022 Restructuring Plan
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure to align with our go-forward business and financial objectives (the “2022 Cost Savings Plan”). The 2022 Cost Savings Plan included a restructuring plan, approved by our Board on August 5, 2022 (the “2022 Restructuring Plan”). The first phase of the 2022 Restructuring Plan includes an overall reduction of approximately 500 positions globally, with the majority of these reductions completed by the end of 2022 and the remainder expected in 2023. In connection with the first phase, we expect to record total pre-tax charges of $10.0 million to $20.0 million. Substantially all of the pre-tax charges are expected to be paid in cash and will relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We have incurred total pretax charges of $9.6 million since the inception of the 2022 Restructuring Plan.
The following tables summarize costs incurred by segment related to the 2022 Restructuring Plan for the year ended December 31, 2022 (in thousands):

	Year Ended December 31, 2022
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$8,024	$161	$8,185
International	1,464	—	1,464
Consolidated	$9,488	$161	$9,649
(1)The employee severance and benefits costs for the year ended December 31, 2022 are related to the termination of approximately 380 employees, of which 16 are still completing their notice period and legally-required severance and benefits have been recognized as of December 31, 2022. Additional severance and benefits costs related to the remaining 16 employees may be incurred in future periods.
The following table summarizes restructuring liability activity for the 2022 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2021	$—	$—	$—
Charges payable in cash	9,488	161	9,649
Cash payments	(9,315)	(161)	(9,476)
Foreign currency translation	2	—	2
Balance as of December 31, 2022 (1)	$175	$—	$175
(1)Substantially all of the remaining cash payments for the 2022 Restructuring Plan costs are expected to be disbursed through 2023.
In January 2023, the Board approved the second phase of the 2022 Restructuring Plan, which is expected to include an overall reduction of approximately 500 positions globally, with the majority of these reductions expected to occur by the end of the second quarter 2023. In connection with the second phase, we expect to record total pre-tax charges of $10.0 million to $20.0 million. A majority of the pre-tax charges for the second phase are expected to be paid in cash and primarily relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2020 Restructuring Plan
In April 2020, the Board approved a multi-phase restructuring plan related to our previously-announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business (the "2020 Restructuring Plan"). We have incurred total pretax charges of $109.4 million since the inception of the 2020 Restructuring Plan. Our actions under this plan were substantially completed by December 31, 2021, and our current and future charges or credits will be from changes in estimates. Our 2020 Restructuring Plan included workforce reductions of approximately 1,600 positions globally, the exit or discontinuation of the use of certain leases and other assets, impairments of our right-of-use and other long-lived assets, and the exit of our operations in New Zealand and Japan. In the first quarter 2021, we substantially liquidated our subsidiary in Japan and reclassified $32.3 million of cumulative foreign currency translation gains into earnings, which is presented in Other income (expense), net on the Consolidated Statements of Operations for the year ended December 31, 2021.
The following tables summarize costs incurred by segment related to the 2020 Restructuring Plan for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31, 2022
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$1	$155	$—	$418	$574
International	(95)	92	—	2,130	2,127
Consolidated	$(94)	$247	$—	$2,548	$2,701

	Year Ended December 31, 2021
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$458	$1,696	$602	$7,278	$10,034
International	28,345	681	268	2,567	31,861
Consolidated	$28,803	$2,377	$870	$9,845	$41,895

	Year Ended December 31, 2020
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$17,322	$1,308	$5,322	$13,775	$37,727
International	20,679	829	291	5,310	27,109
Consolidated	$38,001	$2,137	$5,613	$19,085	$64,836
As a part of our 2020 Restructuring Plan, we terminated or modified several of our leases. In other cases we vacated our leased facilities, and some of those facilities are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases. For the year ended December 31, 2022, we recognized long-lived asset impairment related to those leases of $1.8 million and $1.2 million in our North America and International segments. In addition, during the year ended December 31, 2022, we recognized a gain of $4.5 million for one of our previously-impaired leases in our North America segment due to our reassessment of our 600 West Chicago lease given our option to early terminate. For the year ended December 31, 2021, we recognized long-lived asset impairment of $5.5 million and $2.2 million in our North America and International segments. For the year ended December 31, 2020, we recognized long-lived asset impairment of $18.1 million and $3.5 million in our North America and International segments. See Note 3, Property, Equipment and Software, Net and Note 8, Leases for additional information. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our 2020 Restructuring Plan are presented within Restructuring and related charges in the Consolidated Statements of Operations. The current and non-current liabilities associated with these leases continue to be presented within Accrued expenses and other current liabilities and Operating lease obligations in the Consolidated Balance Sheets.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes restructuring liability activity for the years ended December 31, 2022 and 2021 (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2020	$13,297	$834	$14,131
Charges payable in cash	28,803	2,376	31,179
Cash payments	(30,100)	(2,897)	(32,997)
Foreign currency translation	(962)	(2)	(964)
Balance as of December 31, 2021	$11,038	$311	$11,349
Charges payable in cash	(94)	247	153
Cash payments	(6,096)	(212)	(6,308)
Foreign currency translation	(542)	(45)	(587)
Balance as of December 31, 2022 (1)	$4,306	$301	$4,607
(1)Substantially all of the remaining cash payments for the 2020 Restructuring Plan costs are expected to be disbursed by the end of 2023.
14. INCOME TAXES
The components of pretax income (loss) from continuing operations for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(65,256)	$60,875	$(55,699)
International	(126,714)	27,150	(238,367)
Income (loss) from continuing operations before provision (benefit) for income taxes	$(191,970)	$88,025	$(294,066)
The Provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following components (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current taxes:
U.S. federal	$161	$2,354	$(180)
State	704	1,629	1,719
International	(7,554)	(2,321)	(1,942)
Total current taxes	(6,689)	1,662	(403)
Deferred taxes:
U.S. federal	31,132	(15,254)	32
State	20,307	(16,864)	114
International	(2,340)	(1,867)	(7,247)
Total deferred taxes	49,099	(33,985)	(7,101)
Provision (benefit) for income taxes (1)	$42,410	$(32,323)	$(7,504)
(1)Amounts included in the Provision (benefit) for income taxes related to continuing operations.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The items accounting for differences between the income tax provision (benefit) from continuing operations computed at the U.S. federal statutory rate and the Provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. federal income tax provision (benefit) at statutory rate	$(40,314)	$18,485	$(61,805)
Foreign income and losses taxed at different rates (1)	9,035	5,000	8,608
State income taxes, net of federal benefits, and state tax credits	4,133	4,897	6,487
Change in valuation allowances	64,328	(50,695)	(4,474)
Effect of income tax rate changes on deferred items	443	815	618
Adjustments related to uncertain tax positions	(13,062)	2,588	(15,518)
Non-deductible stock-based compensation expense	2,191	2,727	3,803
Tax (windfalls)/shortfalls on stock-based compensation awards	2,741	(1,762)	3,876
Federal research and development credits, net of adjustments	(812)	(396)	6,043
Forgiveness of intercompany liabilities	1,468	(62)	(2,863)
Tax attribute expiration	5,519	—	19,962
Goodwill impairment	7,213	—	23,202
Observable price change on an other equity investment	—	(17,955)	—
Non-deductible or non-taxable items	(473)	4,035	4,557
Provision (benefit) for income taxes	$42,410	$(32,323)	$(7,504)
(1)Tax rates in foreign jurisdictions were generally lower than the U.S. federal statutory rate through December 31, 2022. This resulted in an adverse impact to the Provision (benefit) for income taxes in this rate reconciliation for the years ended December 31, 2022, 2021 and 2020 prior to the impact of valuation allowances, due to the net pretax losses from continuing operations in certain foreign jurisdictions with lower tax rates.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The deferred income tax assets and liabilities consisted of the following components as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued expenses and other liabilities	$37,397	$45,532
Operating lease obligation	5,602	10,890
Stock-based compensation	3,886	4,014
Net operating loss and tax credit carryforwards	135,743	140,787
Intangible assets, net	19,139	20,357
Investments	20,360	20,581
Convertible senior notes	4,638	5,929
Unrealized foreign currency exchange losses	—	1,078
Capitalized research and development costs (1)	9,994	—
Other	312	244
Total deferred tax assets	237,071	249,412
Less: Valuation allowances	(204,462)	(145,105)
Deferred tax assets, net of valuation allowance	32,609	104,307
Deferred tax liabilities:
Prepaid expenses and other assets	(11,983)	(14,605)
Property, equipment and software, net	(1,470)	(9,511)
Right-of-use asset	(679)	(7,293)
Deferred revenue	(8,027)	(12,755)
Total deferred tax liabilities	(22,159)	(44,164)
Net deferred tax asset (liability)	$10,450	$60,143
(1)The 2017 Tax Cuts and Jobs Act amended Internal Revenue Cost Section 174 to require taxpayers to capitalize certain research and experimental expenditures. This regulatory change is effective for amounts paid or incurred in tax years beginning after December 31, 2021. A new deferred tax asset has been established in relation to this law change and the capitalized Section 174 costs must be amortized over five years.
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
As of December 31, 2022, we were in a cumulative pre-tax loss position, adjusted for certain permanent items, in the U.S. Additionally, we do not have any sources of income that support utilization of our U.S. deferred tax assets. In analyzing all available evidence, management determined that it is not more likely than not that the U.S. deferred tax assets will be realized due to the significant negative evidence outweighing the positive evidence. As a result, for the year ended December 31, 2022, we recognized a valuation allowance against all U.S. federal and state deferred tax assets, which resulted in a $51.9 million charge to income tax expense. We continue to maintain a valuation allowance against substantially all of our foreign deferred tax assets. At December 31, 2021, we had demonstrated profit, which was considered to be a source of positive evidence. In analyzing all available evidence at the time, management determined there was sufficient positive evidence outweighing negative evidence to conclude that it was more likely than not that a portion of the U.S. deferred tax assets were realizable. As such, for the year ended December 31, 2021, we released $57.7 million of the valuation allowance against a portion of our U.S. federal and state deferred tax assets, resulting in a $50.3 million reduction to expense, and a $7.4 million adjustment to equity.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We had $19.9 million of federal net operating loss carryforwards as of December 31, 2022 which will begin expiring in 2027. We had $82.3 million of state net operating loss carryforwards as of December 31, 2022, which will begin expiring in 2023. As of December 31, 2022, we had $533.1 million of foreign net operating loss carryforwards, a significant portion of which carry forward for an indefinite period.
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
The following table summarizes activity related to our gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning Balance	$49,502	$48,960	$64,361
Increases related to prior year tax positions	—	5,105	8,389
Decreases related to prior year tax positions	(124)	(3,138)	(22,541)
Increases related to current year tax positions	3,028	1,887	1,994
Decreases based on settlements with taxing authorities	(109)	—	—
Decreases due to lapse of statute limitations	(12,410)	(2,530)	(5,640)
Foreign currency translation	(715)	(782)	2,397
Ending Balance	$39,172	$49,502	$48,960
The total amount of unrecognized tax benefits as of December 31, 2022, 2021 and 2020 that, if recognized, would affect the effective tax rate are $9.8 million, $18.7 million and $19.9 million.
We recognized $0.8 million, $1.0 million and $1.0 million of interest and penalties within Provision (benefit) for income taxes on our Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020. Total accrued interest and penalties as of December 31, 2022 and 2021 were $2.1 million and $5.6 million, and are included within Other non-current liabilities in our Consolidated Balance Sheets.
We are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We recognized income tax benefits of $12.5 million, $3.2 million and $8.9 million for the years ended December 31, 2022, 2021 and 2020, as a result of new information that impacted our estimates of the amounts that are more likely than not of being realized upon settlement of the related tax positions and due to expirations of the applicable statutes of limitations. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $113.5 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment, we believe that it is reasonably possible that reductions of up to $11.5 million in unrecognized tax benefits may occur within the 12 months following December 31, 2022 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. Additionally, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of December 31, 2022 and 2021 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
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
Under the LLC agreement, as amended, the LLC shall be dissolved upon the occurrence of any of the following events: (1) either party becoming a majority owner; (2) July 2025; (3) certain elections of Groupon or the strategic partner based on the operational performance of the LLC or other changes to certain terms in the agreement; (4) election of either Groupon or the strategic partner in the event of bankruptcy by the other party; (5) sale of the LLC; or (6) a court's dissolution of the LLC.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There was no activity in the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, we recognized a $1.4 million loss from changes in the fair value of one of our fair value option investments. See Note 5, Investments, for additional information.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We recognized $35.4 million in non-cash impairment charges related to goodwill for the year ended December 31, 2022. We recognized $15.3 million in non-cash impairment charges related to long-lived assets for the year ended December 31, 2022, of which $3.0 million are included in Restructuring and related charges on our Consolidated Statements of Operations. We recognized $7.7 million in non-cash impairment charges related to Right-of-use assets - operating leases and leasehold improvements during the year ended December 31, 2021, which is included in Restructuring and related charges on our Consolidated Statements of Operations. We recognized $109.5 million in non-cash impairment charges related to goodwill and $44.0 million in non-cash impairment charges related to long-lived assets during the year ended December 31, 2020, of which $21.6 million is included in Restructuring and related charges on our Consolidated Statements of Operations. See Note 3, Property, Equipment and Software, Net, Note 4, Goodwill and Other Intangible Assets, Note 8, Leases and Note 13, Restructuring and Related Charges, for additional information.
During the year ended December 31, 2021, we adjusted the carrying value of an other equity investment, which resulted in an unrealized gain of $89.1 million, and sold shares in two other equity investments for a gain of $6.4 million. For the year ended December 31, 2020, we recognized a $6.7 million impairment related to an other equity method investment. See Note 5, Investments, for additional information.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of December 31, 2022 and 2021 due to their short-term nature.
17. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted stock units, performance share units, ESPP shares, warrants, convertible senior notes and capped call transactions. If dilutive, those potentially dilutive securities are reflected in diluted net income (loss) per share using the treasury stock method, except for the convertible senior notes, which are subject to the if-converted method.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2022, 2021 and 2020 (in thousands, except share amounts and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Basic and diluted net income (loss) per share:
Numerator
Income (loss) - continuing operations	$(234,380)	$120,348	$(286,562)
Less: Net income (loss) attributable to noncontrolling interests	3,229	1,680	1,751
Basic net income (loss) attributable to common stockholders - continuing operations	(237,609)	118,668	(288,313)
Net income (loss) attributable to common stockholders - discontinued operations	—	—	382
Basic net income (loss) attributable to common stockholders	$(237,609)	$118,668	$(287,931)

Diluted net income (loss) attributable to common stockholders - continuing operations	(237,609)	118,668	(288,313)
Net Income (loss) attributable to common stockholders - discontinued operations	—	—	382
Diluted net income (loss) attributable to common stockholders	(237,609)	118,668	(287,931)
Plus: Interest expense from assumed conversion of convertible senior notes	—	4,643	—
Net income (loss) attributable to common stockholders plus assumed conversions	$(237,609)	$123,311	$(287,931)

Denominator
Shares used in computation of basic net income (loss) per share	30,166,100	29,365,880	28,604,115
Weighted-average effect of diluted securities:
Restricted stock units	—	624,794	—
Performance share units and other stock-based compensation awards	—	89,065	—
Convertible senior notes due 2022	—	858,517	—
Convertible senior notes due 2026	—	2,575,184	—
Shares used in computation of diluted net income (loss) per share	30,166,100	33,513,440	28,604,115

Basic net income (loss) per share:
Continuing operations	$(7.88)	$4.04	$(10.08)
Discontinued operations	—	—	0.01
Basic net income (loss) per share	$(7.88)	$4.04	$(10.07)

Diluted net income (loss) per share:
Continuing operations	$(7.88)	$3.68	$(10.08)
Discontinued operations	—	—	0.01
Diluted net income (loss) per share	$(7.88)	$3.68	$(10.07)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Year Ended December 31,
	2022	2021	2020
Restricted stock units	2,587,585	500,763	1,887,322
Performance share units and other stock-based compensation awards	97,203	—	199,629
Convertible senior notes due 2022 (1)	—	—	2,314,815
Convertible senior notes due 2026 (1)	3,376,400	—	—
Warrants	—	877,595	2,314,815
Capped call transactions	3,376,400	2,575,184	—
Total	9,437,588	3,953,542	6,716,581
(1)We apply the if-converted method in computing the effect of our convertible senior notes on diluted net income (loss) per share, whereby the numerator of our diluted net income (loss) per share computations is adjusted for interest expense, net of tax, and the denominator is adjusted for the number of shares into which the convertible senior notes could be converted. The effect is only included in the calculation of income (loss) per share for those instruments for which it would reduce income (loss) per share. See Note 7, Financing Arrangements, for additional information.
As of December 31, 2022, no Market-based Performance Share Units remain unvested and outstanding, as the performance or market conditions were not met, and are excluded from the table above. See Note 11. Compensation Arrangements, for additional information.
18. SEGMENT INFORMATION
The segment information reported in the tables below reflects the operating results that are regularly reviewed by our chief operating decision maker to assess performance and make resource allocation decisions. Our operations are organized into two segments: North America and International. Our measure of segment profitability is contribution profit, defined as gross profit less marketing expense, which is consistent with how management reviews the operating results of the segments. Contribution profit measures the amount of marketing investment needed to generate gross profit. Other operating expenses are excluded from contribution profit as management does not review those expenses by segment. We completed a transition to a third-party goods marketplace in International in 2021, and therefore we no longer generate product revenue in our Goods category. For the year ended December 31, 2022, adjustments to accruals previously established in our Goods category related to product are presented within service.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes revenue by reportable segment and category for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America
Service revenue:
Local	$390,449	$530,468	$432,183
Goods	28,785	51,568	35,276
Travel	17,035	24,393	17,686
Total service revenue	436,269	606,429	485,145
Product revenue - Goods	—	626	333,479
Total North America revenue (1)	$436,269	$607,055	$818,624

International
Service revenue:
Local	$128,295	$155,866	$138,274
Goods	23,742	19,477	11,757
Travel	10,779	13,023	8,477
Total service revenue	162,816	188,366	158,508
Product revenue - Goods	—	171,687	439,736
Total International revenue (1)	$162,816	$360,053	$598,244
(1)North America includes revenue from the United States of $428.5 million, $597.6 million and $808.3 million for the years ended December 31, 2022, 2021 and 2020. International includes revenue from the United Kingdom of $120.8 million and $216.3 million for the years ended December 31, 2021 and 2020. There were no other individual countries that represented more than 10% of consolidated total revenue for the years ended December 31, 2022, 2021 and 2020. Revenue is attributed to individual countries based on the location of the customer.
The following table summarizes cost of revenue by reportable segment and category for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America
Service cost of revenue:
Local	$52,693	$58,192	$53,143
Goods	5,249	7,790	6,424
Travel	4,173	4,952	4,779
Total service cost of revenue	62,115	70,934	64,346
Product cost of revenue - Goods	—	458	278,647
Total North America cost of revenue	$62,115	$71,392	$342,993

International
Service cost of revenue:
Local	$10,647	$8,962	$12,362
Goods	2,080	986	1,261
Travel	1,419	1,138	1,327
Total service cost of revenue	14,146	11,086	14,950
Product cost of revenue - Goods	—	147,514	381,631
Total International cost of revenue	$14,146	$158,600	$396,581

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes contribution profit by reportable segment for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America
Revenue	$436,269	$607,055	$818,624
Cost of revenue	62,115	71,392	342,993
Marketing	103,862	138,025	96,039
Contribution profit	270,292	397,638	379,592

International
Revenue	162,816	360,053	598,244
Cost of revenue	14,146	158,600	396,581
Marketing	45,369	50,755	58,495
Contribution profit	103,301	150,698	143,168

Consolidated
Revenue	599,085	967,108	1,416,868
Cost of revenue	76,261	229,992	739,574
Marketing	149,231	188,780	154,534
Contribution profit	373,593	548,336	522,760
Selling, general and administrative	481,375	511,096	603,185
Goodwill impairment	35,424	—	109,486
Long-lived asset impairment	12,259	—	22,351
Restructuring and related charges	12,350	41,895	64,836
Income (loss) from operations	$(167,815)	$(4,655)	$(277,098)
The following table summarizes total assets by reportable segment as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Total assets:
North America (1)	$669,336	$964,523
International (1)	123,781	193,358
Consolidated total assets	$793,117	$1,157,881
(1)North America contains assets from the United States of $661.3 million and $951.8 million as of December 31, 2022 and 2021. International contains assets from the United Kingdom of $126.0 million as of December 31, 2021. There were no other individual countries that represented more than 10% of consolidated total assets as of December 31, 2022 and 2021.
The following table summarizes tangible property and equipment, net of accumulated depreciation and amortization, by reportable segment as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
North America (1)	$5,246	$10,836
International (1)	2,928	7,973
Consolidated total	$8,174	$18,809
(1)All tangible property and equipment within North America is located in the United States. There were no other individual countries located outside of the United States where tangible property and equipment, net is material as of December 31, 2022 and 2021.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes depreciation and amortization of property, equipment and software and intangible assets by reportable segment for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America	$52,077	$63,725	$78,805
International	10,586	9,094	8,717
Consolidated total	$62,663	$72,819	$87,522
The following table summarizes expenditures for additions to tangible long-lived assets by reportable segment for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America	$1,323	$1,777	$2,000
International	2,565	4,562	2,707
Consolidated total	$3,888	$6,339	$4,707

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of December 31, 2022.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to a material weakness in our internal control over financial reporting, which is described below in “Management’s Report on Internal Control over Financial Reporting”.
Notwithstanding the material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and considering the material weakness described below, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During our fiscal 2022 financial statement close process, management identified a deficiency in the design of internal control over financial reporting related to a complex manual accounting calculation. An incorrect calculation caused the accrued merchant payable balance to be understated by an immaterial amount, and there is a reasonable possibility our existing controls would not have detected the error in a timely manner if it were to be material. The error did not affect payments to merchants.
A material weakness exists due to inadequate preventative and detective controls over complex manual calculations used to record certain month-end balances such that there is a reasonable possibility that a material misstatement would not be identified timely.
Our independent registered public accounting firm, Deloitte & Touche LLP, who audited the Consolidated Financial Statements as of and for the year ended December 31, 2022 included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of our internal control over financial reporting. Deloitte & Touche LLP’s report is included herein.

Remediation Plan
With the oversight of senior management and our audit committee, management is in process of designing and implementing the following control activities related to complex manual calculations:
•Formalize a process to identify and address accounting implications for new initiatives.
•Design new controls and enhance existing controls for complex manual processes.
•Automate complex accounting calculations to minimize human error.
We are committed to maintaining a strong internal control environment and are implementing measures designed to help ensure that the material weakness is remediated. However, there cannot be any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. The material weakness will be fully remediated when these controls have operated effectively for a sufficient period of time and we have validated the operating effectiveness of these controls through testing.
Changes in Internal Control over Financial Reporting
Except for the identification of the material weakness described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Groupon, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company and our report dated March 16, 2023, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and is included in management's assessment:

During the Company’s fiscal 2022 financial statement close process, management identified a deficiency in the design of internal control over financial reporting related to a complex manual accounting calculation. An incorrect calculation caused the accrued merchant payable balance to be understated by an immaterial amount, and there is a reasonable possibility the existing controls would not have detected the error in a timely manner if it were to be material. The error did not affect payments to merchants. A material weakness exists due to inadequate preventative and detective controls over complex manual calculations used to record certain month-end balances such that there is a reasonable possibility that a material misstatement would not be identified timely. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 16, 2023

ITEM 9B. OTHER INFORMATION
On March 14, 2023, in connection with her retirement from General Motors, Deborah Wahl notified us of her intention to resign as a director, effective March 17, 2023. The departure of Ms. Wahl was not the result of any disagreement with us on any matter relating to its operations, policies or practices, and we thank her for her dedicated service to Groupon.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Directors is incorporated by reference from the information under the captions "Board of Directors" and "Corporate Governance at Groupon" in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2022 ("2023 Proxy Statement"). Information regarding our Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board Committees" and "Audit Committee Report" in our 2023 Proxy Statement. Pursuant to General Instruction G(3) on Form 10-K, information regarding our Executive Officers can be found in Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
Code of Ethics
We have adopted a Code of Conduct, which is applicable to our chief executive officer, chief financial officer and other principal executive and senior financial officers. Our Code of Conduct is available through our website (www.groupon.com). Information about the Code of Conduct is incorporated by reference from the information under the caption "Corporate Governance at Groupon" in our 2023 Proxy Statement. We will post any amendment to or waiver from the provisions of the Code of Conduct that applies to the above executive officers on our investor relations website (investor.groupon.com) under the caption "Corporate Governance."

PART III
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information under the captions "Named Executive Officer Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2023 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information under the captions "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in our 2023 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information under the captions "Corporate Governance at Groupon," "Board Independence and Expertise" and "Certain Relationships and Related Party Transactions" in our 2023 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) under the caption "Independent Registered Public Accounting Firm" in our 2023 Proxy Statement.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) We have filed the following documents as part of the Annual Report on Form 10-K
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2022 and 2021 and for the Years Ended December 31, 2022, 2021 and 2020
 (2) Financial Statement Schedules - Groupon, Inc.
Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Net Increase (Decrease) to Expense (1)	Acquisitions and Other	Balance at End of Year
	(in thousands)
TAX VALUATION ALLOWANCE:
Year ended December 31, 2022	$145,105	$59,357	$—	$204,462
Year ended December 31, 2021	212,143	(59,599)	(7,439)	145,105
Year ended December 31, 2020	206,394	5,749	—	212,143
(1)For the years ended December 31, 2022, 2021 and 2020, Net Increase (Decrease) to Expense includes foreign currency translation gains (losses) of $(5.0) million, $(8.9) million and $10.2 million.
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

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 8-A/A filed on October 31, 2016).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, date June 9, 2020 (incorporated by referenced to the Company's Current Report on Form 8-K filed June 11, 2020).
3.3*	Amended and Restated By-Laws.
3.4	Amendment to the Amended and Restated By-Laws of the Company, dated as of June 10, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2016).
4.1	Specimen Stock Certificate of Common Stock (incorporated by reference to the Company's Registration Statement on Form 8-A/A filed on October 31, 2016).
4.2	Indenture, dated as of March 25, 2021, between Groupon, Inc. and U.S Bank, National Association, (incorporated by reference to the Company's Current Report on Form 8-K filed on March 25, 2021).
4.3	Form of 1.125% Convertible Senior Note due 2026 (included in Exhibit 4.2 and incorporated by reference to the Company's Current Report on Form 8-K filed on March 25, 2021).
4.4	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1*	Form of Indemnification Agreement.**
10.2	Form of Severance Benefit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).**

10.3	Severance Benefit Agreement, dated November 30, 2021 (incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2021).**
10.4	Groupon, Inc. 2011 Incentive Plan, as amended (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule DEF14A, filed with the SEC on April 27, 2022)**
10.5	Non-Employee Directors’ Compensation Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).**
10.6	Form of Notice of Restricted Stock Unit Award under 2011 Incentive Plan.**
10.7
Form of Notice of Performance Share Unit Award and Form of performance Share Unit Award Agreement under 2011 Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).**

10.8	Form of Capped Call Confirmation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 25, 2021).
10.9
Second Amended and Restated Credit Agreement, dated as of May 14, 2019, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 20, 2019).

10.10
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

10.11
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

10.12
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

10.13
Fourth Amendment, dated as of March 13, 2023, among the Company, the subsidiaries of the Company party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, to the Second Amended and Restated Credit Agreement, dated as of May 14, 2019 (and as amended by the First Amendment, dated as of July 17, 2020, the Second Amendment, dated as of March 22, 2021 and the Third Amendment, dated as of September 28, 2022), among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed on March 15, 2023).

10.14	Offer letter, dated November 4, 2022 .**
10.15	CEO Offer Letter, dated November 30, 2021 (incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2021).**
21.1	Subsidiaries of Groupon, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March 2023.

GROUPON, INC.
By:	/s/ KEDAR DESHPANDE
	Name:	Kedar Deshpande
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Kedar Deshpande and Damien Schmitz, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2023.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March 2023.

Signature	Title

/s/ Kedar Deshpande	Chief Executive Officer and Director (Principal Executive Officer)
Kedar Deshpande
/s/ Damien Schmitz	Chief Financial Officer (Principal Financial Officer)
Damien Schmitz
/s/ Kerrie Dvorak	Chief Accounting Officer (Principal Accounting Officer)
Kerrie Dvorak
/s/ Theodore J. Leonsis	Director
Theodore J. Leonsis
/s/ Jan Barta	Director
Jan Barta
/s/ Robert J. Bass	Director
Robert J. Bass
/s/ Eric Lefkofsky	Director
Eric Lefkofsky
/s/ Dusan Senkypl	Director
Dusan Senkypl
/s/ Deborah Wahl	Director
Deborah Wahl
/s/ Helen Vaid	Director
Helen Vaid