Form 10-Q
period 2023-03-31
Groupon, Inc.
filed 2023-05-10
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Yes ☐        No  ☒
As of May 5, 2023, there were 30,791,587 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability resulting from the conflict in Ukraine; global economic uncertainty, including as a result of inflationary pressures; ongoing impacts from the COVID-19 pandemic and labor and supply chain challenges; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; our ability to remediate our material weakness over internal control over financial reporting; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; our ability to continue as a going concern; risks related to our access to capital and outstanding indebtedness, including our convertible senior notes; our common stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our convertible senior notes; difficulties, delays or our inability to successfully complete all or part of the announced restructuring actions or to realize the operating efficiencies and other benefits of such restructuring actions; higher than anticipated restructuring charges or changes in the timing of such restructuring charges; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as well as in our Condensed Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$163,757	$281,279
Accounts receivable, net	37,263	44,971
Prepaid expenses and other current assets	40,717	41,101
Total current assets	241,737	367,351
Property, equipment and software, net	49,373	56,731
Right-of-use assets - operating leases, net	8,157	12,127
Goodwill	178,685	178,685
Intangible assets, net	16,237	17,641
Investments	119,541	119,541
Deferred income taxes	13,756	13,550
Other non-current assets	23,157	27,491
Total assets	$650,643	$793,117
Liabilities and equity
Current liabilities:
Short-term borrowings	$47,700	$75,000
Accounts payable	27,537	59,568
Accrued merchant and supplier payables	196,890	225,420
Accrued expenses and other current liabilities	153,678	171,452
Total current liabilities	425,805	531,440
Convertible senior notes, net	225,307	224,923
Operating lease obligations	6,527	9,310
Other non-current liabilities	17,482	18,586
Total liabilities	675,121	784,259
Commitments and contingencies (see Note 6)
Stockholders' equity (deficit)
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 41,100,451 shares issued and 30,806,334 shares outstanding at March 31, 2023; 40,786,996 shares issued and 30,492,879 shares outstanding at December 31, 2022	4	4
Additional paid-in capital	2,324,434	2,322,672
Treasury stock, at cost, 10,294,117 shares at March 31, 2023 and December 31, 2022	(922,666)	(922,666)
Accumulated deficit	(1,423,624)	(1,394,477)
Accumulated other comprehensive income (loss)	(2,906)	2,942
Total Groupon, Inc. stockholders' equity (deficit)	(24,758)	8,475
Noncontrolling interests	280	383
Total equity (deficit)	(24,478)	8,858
Total liabilities and equity (deficit)	$650,643	$793,117
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$121,611	$153,320
Cost of revenue	16,900	19,319
Gross profit	104,711	134,001
Operating expenses:
Marketing	24,848	39,416
Selling, general and administrative	101,634	126,420
Restructuring and related charges	8,794	312
Total operating expenses	135,276	166,148
Income (loss) from operations	(30,565)	(32,147)
Other income (expense), net	3,070	(4,880)
Income (loss) before provision (benefit) for income taxes	(27,495)	(37,027)
Provision (benefit) for income taxes	1,118	(2,675)
Net income (loss)	(28,613)	(34,352)
Net (income) loss attributable to noncontrolling interests	(534)	(500)
Net income (loss) attributable to Groupon, Inc.	$(29,147)	$(34,852)

Basic and diluted net income (loss) per share:	$(0.95)	$(1.17)

Basic and diluted weighted average number of shares outstanding:	30,676,145	29,862,879

Comprehensive income (loss):
Net income (loss)	$(28,613)	$(34,352)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on foreign currency translation adjustments	(5,848)	3,369
Other comprehensive income (loss)	(5,848)	3,369

Comprehensive income (loss)	(34,461)	(30,983)
Comprehensive (income) loss attributable to noncontrolling interest	(534)	(500)
Comprehensive income (loss) attributable to Groupon, Inc.	$(34,995)	$(31,483)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	40,786,996	$4	$2,322,672	(10,294,117)	$(922,666)	$(1,394,477)	$2,942	$8,475	$383	$8,858
Comprehensive income (loss)	—	—	—	—	—	(29,147)	(5,848)	(34,995)	534	(34,461)
Vesting of restricted stock units and performance share units	420,471	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	33,803	—	246	—	—	—	—	246	—	246
Tax withholdings related to net share settlements of stock-based compensation awards	(140,819)	—	(1,031)	—	—	—	—	(1,031)	—	(1,031)
Stock-based compensation on equity-classified awards	—	—	2,547	—	—	—	—	2,547	—	2,547
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(637)	(637)
Balance at March 31, 2023	41,100,451	$4	$2,324,434	(10,294,117)	$(922,666)	$(1,423,624)	$(2,906)	$(24,758)	$280	$(24,478)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	40,007,255	$4	$2,294,215	(10,294,117)	$(922,666)	$(1,156,868)	$(4,813)	$209,872	$424	$210,296
Comprehensive income (loss)	—	—	—	—	—	(34,852)	3,369	(31,483)	500	(30,983)
Vesting of restricted stock units and performance share units	308,152	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	30,022	—	591	—	—	—	—	591	—	591
Tax withholdings related to net share settlements of stock-based compensation awards	(118,589)	—	(2,597)	—	—	—	—	(2,597)	—	(2,597)
Stock-based compensation on equity-classified awards	—	—	8,349	—	—	—	—	8,349	—	8,349
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(814)	(814)
Balance at March 31, 2022	40,226,840	$4	$2,300,558	(10,294,117)	$(922,666)	$(1,191,720)	$(1,444)	$184,732	$110	$184,842
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income (loss)	$(28,613)	$(34,352)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	12,387	15,200
Amortization of acquired intangible assets	2,118	2,169
Stock-based compensation	2,363	7,506
Foreign currency (gains) losses, net	(4,087)	3,358
Change in assets and liabilities:
Accounts receivable	8,319	(15,963)
Prepaid expenses and other current assets	3,493	(2,092)
Right-of-use assets - operating leases	4,008	4,609
Accounts payable	(32,073)	7,088
Accrued merchant and supplier payables	(29,467)	(35,904)
Accrued expenses and other current liabilities	782	(18,366)
Operating lease obligations	(8,239)	(7,648)
Payment for early lease termination	(9,601)	—
Other, net	2,290	(3,769)
Net cash provided by (used in) operating activities	(76,320)	(78,164)
Investing activities
Purchases of property and equipment and capitalized software	(9,544)	(13,001)
Proceeds from sale of assets	1,088	—
Acquisitions of intangible assets and other investing activities	(557)	(915)
Net cash provided by (used in) investing activities	(9,013)	(13,916)
Financing activities
Payments of borrowings under revolving credit agreement	(27,300)	—
Taxes paid related to net share settlements of stock-based compensation awards	(1,007)	(2,523)
Other financing activities	(890)	(441)
Net cash provided by (used in) financing activities	(29,197)	(2,964)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(148)	(771)
Net increase (decrease) in cash, cash equivalents and restricted cash	(114,678)	(95,815)
Cash, cash equivalents and restricted cash, beginning of period (1)	281,696	499,483
Cash, cash equivalents and restricted cash, end of period (1)	$167,018	$403,668

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,578	$1,721
Income tax payments	1,526	1,597
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	(4,552)	(1,352)
Cash paid for amounts included in the measurement of operating lease liabilities	$18,145	$7,936

(1)The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of March 31, 2023, December 31, 2022, March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$163,757	$281,279	$403,006	$498,726
Restricted cash included in prepaid expenses and other current assets	3,261	417	662	757
Cash, cash equivalents and restricted cash	$167,018	$281,696	$403,668	$499,483
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
Our operations are organized into two segments: North America and International. See Note 13, Segment Information.
Unaudited Interim Financial Information
We have prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the SEC for interim financial reporting. These Condensed Consolidated Financial Statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss), Cash Flows and Stockholders' Equity for the periods presented. These Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Going Concern
The accompanying Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued.
Our Net cash used in operating activities was $136.0 million and $124.0 million for the years ended December 31, 2022 and December 31, 2021. Net cash used in operating activities was $76.3 million and $78.2 million for the three months ended March 31, 2023 and 2022. Cash and cash equivalents were $163.8 million as of March 31, 2023. We entered into a fourth amendment to the revolving credit agreement in March 2023, which reduced our borrowing capacity and modified certain financial covenants as described in Note 5, Financing Arrangements. The fourth amendment to the revolving credit agreement matures on May 14, 2024. Continued cash outflows and operating losses indicate that we may not be able to meet our obligations over the next twelve months. These conditions and events, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern.
In January 2023, our Board approved the second phase of the 2022 Restructuring Plan which we estimate will result in approximately $100.0 million in annualized cost savings as described in Note 9, Restructuring and Related Charges. The 2022 Restructuring Plan is expected to include an overall reduction of

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
approximately 1,000 positions globally, of which the majority have been completed with the remaining expected to occur by the end of 2023. Management will also take steps to minimize the risk certain payment processors will require reserves or holdback receivables. We believe management's plans are probable of being achieved to alleviate substantial doubt about our ability to continue as a going concern and we will have sufficient liquidity to meet our obligations as they become due over the next twelve months.
We are also currently evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our multi-phase cost savings plan, seeking additional financing from both the public and private markets through the issuance of equity or debt securities, and monetizing certain assets.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Estimates in our financial statements include, but are not limited to, the following: variable consideration from unredeemed vouchers; income taxes; leases; initial valuation and subsequent impairment testing of goodwill, other intangible assets and long-lived assets; investments; receivables; customer refunds and other reserves; contingent liabilities; and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.
Reclassifications
Certain reclassifications have been made to the Condensed Consolidated Financial Statements of prior periods to conform to the current period presentation.
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three months ended March 31, 2023.
NOTE 2. GOODWILL AND LONG-LIVED ASSETS
We performed an assessment in the first quarter of 2023 and did not identify a triggering event that would have required us to test for impairment for the period. During the three months ended March 31, 2022, we determined the impact to our business from the new variant of COVID-19 required us to evaluate our goodwill and long-lived assets for impairment. Our interim quantitative assessment for the first quarter of 2022 did not identify any goodwill or long-lived asset impairment.
In order to evaluate goodwill and long-lived assets for impairment, we compared the fair value of our two reporting units, North America and International, and our asset groups to their carrying values. In determining the fair values of our reporting units and asset groups, we used the discounted cash flow method under the income approach that uses Level 3 inputs.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Goodwill
As of March 31, 2023 and December 31, 2022, the balance of our goodwill was $178.7 million. There was no goodwill activity during the first quarter 2023. All goodwill is within our North America segment and both North America and International segments had a negative carrying value as of March 31, 2023 and the International segment had a negative carrying value as of December 31, 2022.

Long-Lived Assets
The following table summarizes intangible assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$18,305	$15,426	$2,879	$17,912	$14,327	$3,585
Trade names	9,390	8,484	906	9,340	8,382	958
Patents	13,304	6,737	6,567	13,341	6,701	6,640
Other intangible assets	17,528	11,643	5,885	17,517	11,059	6,458
Total	$58,527	$42,290	$16,237	$58,110	$40,469	$17,641
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $2.1 million and $2.2 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2023	$5,587
2024	4,226
2025	2,733
2026	1,867
2027	1,191
Thereafter	633
Total	$16,237
NOTE 3. INVESTMENTS
As of March 31, 2023 and December 31, 2022, our carrying value in other equity investments was $119.5 million and our available-for-sale securities and fair value option investments had a carrying value of zero. There were no changes in fair value of our investments for the three months ended March 31, 2023.
The following table summarizes our percentage ownership in our investments as of the dates noted below:

	March 31, 2023 and December 31, 2022
Other equity investments	1%	to	19%
Available-for-sale securities	1%	to	19%
Fair value option investments	10%	to	19%

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Other income (expense), net for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$4,471	$1,315
Interest expense	(5,621)	(2,883)
Foreign currency gains (losses), net and other	4,220	(3,312)
Other income (expense), net	$3,070	$(4,880)
The following table summarizes Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$10,471	$16,048
Income taxes receivable	7,045	6,691
Deferred cloud implementation cost, net	10,820	9,362
Other	12,381	9,000
Total prepaid expenses and other current assets	$40,717	$41,101
The following table summarizes Other non-current assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Deferred contract acquisition costs, net	$4,347	$4,815
Deferred cloud implementation costs, net	14,337	17,684
Other	4,473	4,992
Total other non-current assets	$23,157	$27,491
The following table summarizes Accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Refund reserve	$10,745	$11,072
Compensation and benefits	13,113	15,005
Accrued marketing	11,387	19,596
Restructuring-related liabilities	6,808	4,782
Customer credits	34,370	36,220
Operating lease obligations	22,482	37,525
Other (1)	54,773	47,252
Total accrued expenses and other current liabilities	$153,678	$171,452
(1)Includes certain payroll taxes deferred under the Coronavirus Aid, Relief and Economic Security ("CARES") Act of $2.7 million as of December 31, 2022. This balance was paid in January 2023.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Other non-current liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Contingent income tax liabilities	$11,030	$11,213
Deferred income taxes	3,128	3,100
Other	3,324	4,273
Total other non-current liabilities	$17,482	$18,586
NOTE 5. FINANCING ARRANGEMENTS
Convertible Senior Notes due 2026
The convertible senior notes due 2026 (the “2026 Notes”) bear interest at a rate of 1.125% per annum, payable semiannually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 1.83%. The 2026 Notes will mature on March 15, 2026, subject to earlier repurchase, redemption or conversion.
The carrying amount of the 2026 Notes consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$230,000	$230,000
Less: debt discount	(4,693)	(5,077)
Net carrying amount of liability	$225,307	$224,923
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of March 31, 2023 and December 31, 2022 was $94.0 million and $133.1 million and was determined using a lattice model.
During the three months ended March 31, 2023 and 2022, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest	$647	$647
Amortization of debt discount	384	378
Total	$1,031	$1,025
Capped Call Transactions
In connection with the 2026 Notes, we entered into privately-negotiated capped call transactions. The capped call transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the 2026 Notes. The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, with such reduction and/or offset subject to a cap initially equal to $104.80 (which represents a premium of 100% over the last reported sale price of our common stock on The Nasdaq Global Select Market on March 22, 2021), subject to certain adjustments under the terms of the capped call transactions.
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement, which matures on May 14, 2024, as amended from time to time (the "Amended Credit Agreement"). Most recently, in March 2023, we entered into a fourth amendment to the revolving credit agreement (the "Fourth Amendment"
and together with the Amended Credit Agreement the "Existing Credit Agreement") to modify certain financial covenants and provide for additional flexibility in our operations, among other changes, including certain modifications to (i) our requirements to maintain monthly minimum liquidity balance (including any undrawn amounts under the revolving credit facility) of at least $50.0 million, (ii) the calculation of EBITDA under the Existing Credit Agreement, (iii) mandatory prepayment requirements and (iv) certain affirmative covenants. In addition, the Fourth Amendment reduced our borrowing capacity under our senior secured revolving credit facility from $150.0 million to $75.0 million, which provides for the issuance of up to $75.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $75.0 million.
We deferred debt issuance costs of $4.6 million in aggregate in connection with the Existing Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the Condensed Consolidated Balance Sheet as of March 31, 2023 and are amortized to interest expense over the term of the respective agreement.
As of March 31, 2023, we were in compliance with the covenants under our Existing Credit Agreement. Non-compliance with the covenants under the Existing Credit Agreement may result in termination of the commitments thereunder and then any outstanding borrowings may be declared due and payable immediately. We have the right to terminate the Existing Credit Agreement or reduce the available commitments at any time.
Amounts committed to outstanding borrowings and letters of credit under our Existing Credit Agreement as of March 31, 2023 and our Amended Credit Agreement as of December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Borrowings	$47,700	$75,000
Letters of credit	24,809	24,900

NOTE 6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments and future sublease income under our contractually obligated operating subleases as of March 31, 2023 and through the date of this report, did not materially change from the amounts set forth in our 2022 Annual Report on Form 10-K.
We sublease a portion of 600 West Chicago to Uptake, Inc. "Uptake." In the first quarter of 2023, we initiated a lawsuit against Uptake in the Circuit Court of Cook County for breach of the lease agreement and that lawsuit remains pending.
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
Four shareholders have filed separate shareholder derivative lawsuits (collectively, the "Derivative Lawsuits") in relation to a previously settled lawsuit that alleged that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program (the "Securities Lawsuit"). First, on September 9, 2021, a shareholder named Jonathan Frankel filed a federal derivative lawsuit in the United States District Court for District of Delaware. Second, on January 19, 2022, a shareholder named Alyssa Estreen filed a derivative lawsuit in the Court of Chancery in the State of Delaware. Third, on January 24, 2022, a shareholder named Saman Khoury filed a derivative lawsuit, also in the Court of Chancery in the State of Delaware. Finally, on May 9, 2022, a shareholder named Moriah Anders filed a lawsuit, also in the Court of Chancery in the State of Delaware. All four lawsuits name Groupon and certain of the Company's former and current officers and directors. The allegations in all four Derivative Lawsuits relate to the same time period and events that are the subject of the Securities Lawsuit and allege that the Company and its shareholders have sustained damages as a result of the conduct of certain current and former officers and directors. The Plaintiffs in each of these Derivative Lawsuits seek unspecified damages they allege were sustained by the Company, injunctive and equitable relief and attorneys’ fees. All four matters have been stayed pending settlement discussions. On February 2, 2023, the Parties to all four Derivative Lawsuits executed a Stipulation of Settlement that was filed in Delaware Chancery Court. Under the settlement, Groupon has agreed to undertake certain corporate reforms. The Settlement requires notice to shareholders and Court approval. Counsel for the Plaintiffs will submit a petition to the Court to be awarded attorneys' fees, the amount of which is at the discretion of the Court. Any attorney fee award will be covered under Groupon's directors and officers insurance policies.
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of March 31, 2023. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of March 31, 2023 is approximately $11.7 million.
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

NOTE 7. STOCKHOLDERS' EQUITY (DEFICIT) AND COMPENSATION ARRANGEMENTS
Groupon, Inc. Incentive Plan
In August 2011, we established the Groupon, Inc. 2011 Incentive Plan, as amended and restated (the "2011 Plan"), under which options, restricted stock units and performance stock units for up to 11,875,000 shares of common stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee of the Board. As of March 31, 2023, 464,968 shares of common stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The restricted stock units granted under the 2011 Plan generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes restricted stock unit activity for employees and nonemployees under the 2011 Plan for the three months ended March 31, 2023:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2022	2,876,089	$19.33
Granted	125,486	8.74
Vested	(403,202)	18.09
Forfeited	(683,337)	14.70
Unvested at March 31, 2023	1,915,036	$18.64
As of March 31, 2023, $22.6 million of unrecognized compensation costs related to unvested restricted stock units, excluding any impact of forfeitures, are expected to be recognized over a remaining weighted-average period of 0.91 years.
Stock Options
On March 30, 2023, we issued 3,500,000 units of stock options with a per share value of $0.95, a strike price of $6.00 and vesting over two years. The exercise price of stock options granted is equal to the fair market value of the underlying stock on the date of grant. The contractual term for these stock options expires 3 years from the grant date. The fair value of stock options on the grant date is amortized on a straight-line basis over the requisite service period.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatility is based on Groupon's historical volatility over the estimated expected life of the stock options. The expected term that represents the period of time the stock options are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury STRIPS with maturity similar to the estimated expected life of the stock options. The weighted-average assumptions for stock options granted during the three months ended March 31, 2023 are outlined in the following table:

Three Months Ended March 31, 2023
Dividend yield	0.0%
Risk-free interest rate	4.1%
Expected term (in years)	2
Expected volatility	78.2%

Performance Shares Units
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
The table below summarizes Performance Share Unit activity under the 2011 Plan for the three months ended March 31, 2023:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2022	17,269	$24.13
Granted	—	—
Vested	(17,269)	24.13
Forfeited	—	—
Unvested at March 31, 2023	—	$—
NOTE 8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three months ended March 31, 2023 and 2022.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the three months ended March 31, 2023 (in thousands):

Customer Credits
Balance as of December 31, 2022	$36,220
Credits issued	26,921
Credits redeemed (1)	(25,856)
Breakage revenue recognized	(2,995)
Foreign currency translation	80
Balance as of March 31, 2023	$34,370
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and service revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, deferred contract acquisition costs were $5.3 million and $5.9 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $2.3 million and $2.9 million of deferred contract acquisition costs for the three months ended March 31, 2023 and 2022.

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
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the three months ended March 31, 2023 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2022	$4,538
Change in provision	(639)
Write-offs	(115)
Foreign currency translation	34
Balance as of March 31, 2023	$3,818
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2023 and 2022, we recognized an immaterial amount of variable consideration from unredeemed vouchers that were sold in a prior period.
NOTE 9. RESTRUCTURING AND RELATED CHARGES
In August 2022 and April 2020, we initiated Board-approved restructuring plans. Costs incurred related to the restructuring plans are classified as Restructuring and related charges on the Condensed Consolidated Statements of Operations. The restructuring activities are summarized by plan in the sections below.
2022 Restructuring Plan
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure to align with our go-forward business and financial objectives (the “2022 Cost Savings Plan”). The 2022 Cost Savings Plan included a restructuring plan, approved by our Board on August 5, 2022 (the “2022 Restructuring Plan”). The 2022 Restructuring Plan, including the first phase initiated August 2022 and second phase initiated January 2023, is expected to include an overall reduction of approximately 1,000 positions globally, with the majority of these reductions completed as of March 31, 2023 and the remainder expected to occur by the end of 2023. In connection with these actions, we expect to record total pre-tax charges of $20.0 million to $27.0 million. A majority of the pre-tax charges are expected to be paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We have incurred total pretax charges of $18.6 million since the inception of the 2022 Restructuring Plan.

The following table summarizes costs incurred by segment related to the 2022 Restructuring Plan for the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$4,440	$808	$5,248
International	3,733	—	3,733
Consolidated	$8,173	$808	$8,981
(1)The employee severance and benefits costs for the three months ended March 31, 2023 are related to the termination of approximately 700 employees, of which 8 are still completing their notice period and legally-required severance and benefits have been recognized as of March 31, 2023. Additional severance and benefits costs related to the remaining 8 employees may be incurred in future periods.
The following table summarizes restructuring liability activity for the 2022 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2022	$175	$—	$175
Charges payable in cash	8,173	808	8,981
Cash payments	(5,114)	(206)	(5,320)
Foreign currency translation	47	—	47
Balance as of March 31, 2023 (1)	$3,281	$602	$3,883
(1)Substantially all of the remaining cash payments for the 2022 Restructuring Plan costs are expected to be disbursed through 2023.
2020 Restructuring Plan
In April 2020, the Board approved a multi-phase restructuring plan related to our previously-announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business (the "2020 Restructuring Plan"). We have incurred total pretax charges of $109.2 million since the inception of the 2020 Restructuring Plan. Our actions under this plan were substantially completed by December 31, 2021, and our current and future charges or credits will be from changes in estimates. Our 2020 Restructuring Plan included workforce reductions of approximately 1,600 positions globally, the exit or discontinuation of the use of certain leases and other assets, impairments of our right-of-use and other long-lived assets, and the exit of our operations in New Zealand and Japan.

The following tables summarize costs incurred by segment related to the 2020 Restructuring Plan for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$—	$1	$607	$608
International	(1,046)	(56)	307	(795)
Consolidated	$(1,046)	$(55)	$914	$(187)

	Three Months Ended March 31, 2022
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$1	$44	$356	$401
International	(289)	37	163	(89)
Consolidated	$(288)	$81	$519	$312
As a part of our 2020 Restructuring Plan, we terminated or modified several of our leases. In other cases we vacated our leased facilities, and some of those facilities are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases. In January 2023, we exercised our option to early terminate our lease at 600 West Chicago, now expiring on January 31, 2024, which required us to pay a penalty of $9.6 million with our early termination notice. Prior to exercising our option to early terminate, the expiration of 600 West Chicago was January 31, 2026. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our restructuring plan are presented within Restructuring and related charges in the Condensed Consolidated Statements of Operations. The current and non-current liabilities associated with these leases continue to be presented within Accrued expenses and other current liabilities and Operating lease obligations in the Condensed Consolidated Balance Sheets.
The following table summarizes restructuring liability activity for the 2020 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2022	$4,306	$301	$4,607
Charges payable in cash and changes in estimate	(1,046)	(55)	(1,101)
Cash payments	(529)	(95)	(624)
Foreign currency translation	41	2	43
Balance as of March 31, 2023 (1)	$2,772	$153	$2,925
(1)Substantially all of the remaining cash payments for the 2020 Restructuring Plan costs are expected to be disbursed by the end of 2023.
NOTE 10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and Income (loss) from operations before provision (benefit) for income taxes for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Provision (benefit) for income taxes	$1,118	$(2,675)
Income (loss) before provision (benefit) for income taxes	(27,495)	(37,027)
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three months ended March 31, 2023 and 2022 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. For the three months ended March 31, 2022, we had a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we were not expecting to be able to realize. We recorded a valuation allowance against the remaining U.S. federal and state deferred tax assets in Q4 2022. For the three months ended March 31, 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $115.3 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. There could be potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment. We believe it is reasonably possible that reductions of up to $7.1 million in unrecognized tax benefits may occur within the 12 months following March 31, 2023 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. An actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of March 31, 2023 and December 31, 2022 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
NOTE 11. FAIR VALUE MEASUREMENTS
Fair value is defined under U.S. GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability.
In determining fair value, we use valuation approaches within the fair value measurement framework. We have fair value option investments and available-for-sale securities that we measure using the income approach. We have classified these investments as Level 3 due to the lack of observable market data over fair value inputs such as cash flow projections and discount rates.
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2023 and 2022.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We did not record any significant nonrecurring fair value measurements for the three months ended March 31, 2023 and 2022.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of March 31, 2023 and December 31, 2022 due to their short-term nature.
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
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2023 and 2022 (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic and diluted net income (loss) per share:

Numerator
Net income (loss)	$(28,613)	$(34,352)
Less: Net income (loss) attributable to noncontrolling interests	534	500
Net income (loss) attributable to common stockholders	(29,147)	(34,852)

Denominator
Weighted-average common shares outstanding	30,676,145	29,862,879

Basic and diluted net income (loss) per share:	$(0.95)	$(1.17)

The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share:

	Three Months Ended March 31,
	2023	2022
Restricted stock units	2,353,393	2,047,783
Other stock-based compensation awards	101,118	54,182
Convertible Senior notes due 2026 (1)	3,376,400	3,376,400
Capped call transactions	3,376,400	3,376,400
Total	9,207,311	8,854,765
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
The following table summarizes revenue by reportable segment and category for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
North America revenue:
Local	$81,379	$96,921
Goods	5,065	8,294
Travel	2,815	4,949
Total North America revenue (1)	89,259	110,164

International revenue:
Local	25,265	33,150
Goods	4,246	6,779
Travel	2,841	3,227
Total International revenue (1)	$32,352	$43,156
(1)North America includes revenue from the United States of $87.7 million and $108.8 million for the three months ended March 31, 2023 and 2022. There were no other individual countries that represented more than 10% of consolidated total revenue for the three months ended March 31, 2023 and 2022. Revenue is attributed to individual countries based on the location of the customer.
The following table summarizes cost of revenue by reportable segment and category for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
North America cost of revenue:
Local	$11,387	$13,163
Goods	945	1,459
Travel	985	1,295
Total North America cost of revenue	13,317	15,917

International cost of revenue:
Local	2,623	2,596
Goods	588	396
Travel	372	410
Total International cost of revenue	$3,583	$3,402

The following table summarizes contribution profit by reportable segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
North America
Revenue	$89,259	$110,164
Cost of revenue	13,317	15,917
Marketing	15,303	27,991
Contribution profit	60,639	66,256

International
Revenue	32,352	43,156
Cost of revenue	3,583	3,402
Marketing	9,545	11,425
Contribution profit	19,224	28,329

Consolidated
Revenue	121,611	153,320
Cost of revenue	16,900	19,319
Marketing	24,848	39,416
Contribution profit	79,863	94,585
Selling, general and administrative	101,634	126,420
Restructuring and related charges	8,794	312
Income (loss) from operations	$(30,565)	$(32,147)
The following table summarizes total assets by reportable segment as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Total assets:
North America (1)	$526,953	$669,336
International (1)	123,690	123,781
Consolidated total assets	$650,643	$793,117
(1)North America contains assets from the United States of $520.9 million and $661.3 million as of March 31, 2023 and December 31, 2022. International contains assets from the Netherlands of $65.1 million as of March 31, 2023. There were no other individual countries that represented more than 10% of consolidated total assets as of March 31, 2023 and December 31, 2022.

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
Our strategy is to be the trusted marketplace where customers go to buy local services and experiences. We plan to grow our revenue by building long-term relationships with local merchants to strengthen our inventory selection and by enhancing the customer experience through inventory curation and improved convenience in order to drive customer demand and purchase frequency.
We generate service revenue from Local, Goods, and Travel categories. Revenue primarily represents the net commissions earned from selling goods or services on behalf of third-party merchants. Revenue is reported on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. We also earn commissions when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications.
2022 Cost Savings Plan
In August 2022, we initiated the 2022 Cost Savings Plan, including the first phase initiated August 2022 and the second phase initiated January 2023, which is designed to reduce our expense structure to align with our go-forward business and financial objectives. The 2022 Cost Savings Plan included the 2022 Restructuring Plan, as well as other planned savings to be achieved through other actions, such as future reductions in our facilities footprint at natural lease terminations (or by exercising existing options in leases) and elective decisions to eliminate vacant positions rather than rehire. Between restructuring and other cost actions, we intend to reduce our expense structure by a combined total of $250.0 million.
The 2022 Restructuring Plan is expected to include an overall reduction of approximately 1,000 positions globally. The majority of these reductions are complete as of March 31, 2023 and the remainder are expected to occur during the second quarter 2023. In connection with these actions, we expect to record total pre-tax charges of $20.0 million to $27.0 million. A majority of the pre-tax charges are expected to be paid in cash and will relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We have incurred total pretax charges of $18.6 million since the inception of the 2022 Restructuring Plan.

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
Operating Metrics
•Gross billings is the total dollar value of customer purchases of goods and services. Gross billings is presented net of customer refunds, order discounts and sales and related taxes. The substantial majority of our revenue transactions are comprised of sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party merchant who will provide the related goods or services. For these transactions, gross billings differs from Revenue reported in our Condensed Consolidated Statements of Operations, which is presented net of the merchant's share of the transaction price. Gross billings is an indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants. However, we are focused on achieving long-term gross profit and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") growth.
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
Our gross billings and units for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Gross billings	$396,425	$460,684
Units	10,459	12,666
Our active customers for the trailing twelve months ended March 31, 2023 and 2022 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2023	2022
TTM Active Customers (in thousands)	18,225	22,159

Financial Metrics
•Revenue is earned through transactions which we generate commissions by selling goods or services on behalf of third-party merchants. Revenue from those transactions is reported on a net basis as the purchase price collected from the customer for the offering less an agreed upon portion of the purchase price paid to the third-party merchant. Revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties.
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
The following table presents the above financial metrics for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$121,611	$153,320
Gross profit	104,711	134,001
Adjusted EBITDA	(4,903)	(6,960)
Free cash flow	(85,864)	(91,165)
Operating Expenses
•Marketing expense consists primarily of online marketing costs, such as search engine marketing and advertising on social networking sites and affiliate programs. Additionally, compensation expense for marketing employees is classified within marketing expense. We record these costs within Marketing on the Condensed Consolidated Statements of Operations when incurred. From time to time, we have offerings from well-known national merchants for customer acquisition and activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. We evaluate marketing expense as a percentage of gross profit because it gives us an indication of how well our marketing spend is driving gross profit performance.
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

Factors Affecting Our Performance
Attracting and retaining local merchants. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketplace offering. We are focused on improving our marketplace offering and merchant value proposition by exploring opportunities to better balance the needs of merchant partners, customers, and Groupon, for example by offering flexible deal structures.
Re-engaging and retaining customers to drive purchase frequency. To re-engage and retain customers to drive purchase frequency, we are focused on strengthening our core marketplace by improving inventory density, the customer experience and trust. In addition to our efforts to improve our inventory density, we are exploring opportunities to differentiate our inventory.
Impact of macroeconomic conditions. We have been, and may continue to be, impacted by adverse consequences of the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior. We will continue to monitor the impact of macroeconomic conditions on our business.

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Gross billings
Local	$221,746	$249,290	(11.0)%
Goods	23,759	36,608	(35.1)
Travel	20,649	24,014	(14.0)
Total gross billings	$266,154	$309,912	(14.1)

Units
Local	5,142	6,181	(16.8)%
Goods	933	1,450	(35.7)
Travel	86	123	(30.1)
Total units	6,161	7,754	(20.5)
North America TTM active customers for the trailing twelve months ended March 31, 2023 and 2022 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2023	2022	% Change
TTM Active customers	10,928	13,991	(21.9)%
Comparison of the Three Months Ended March 31, 2023 and 2022:
North America gross billings, units, and TTM active customers decreased by $43.8 million, 1.6 million and 3.1 million for the three months ended March 31, 2023 compared with the prior year period. These decreases were primarily attributable to decline in demand for our Goods and Local categories and an overall decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Revenue
Local	$81,379	$96,921	(16.0)%
Goods	5,065	8,294	(38.9)
Travel	2,815	4,949	(43.1)
Total revenue	$89,259	$110,164	(19.0)

Cost of revenue
Local	$11,387	$13,163	(13.5)%
Goods	945	1,459	(35.2)
Travel	985	1,295	(23.9)
Total cost of revenue	$13,317	$15,917	(16.3)

Gross profit
Local	$69,992	$83,758	(16.4)%
Goods	4,120	6,835	(39.7)
Travel	1,830	3,654	(49.9)
Total gross profit	$75,942	$94,247	(19.4)

Gross margin (1)	33.5%	35.5%

% of Consolidated revenue	73.4%	71.9%
% of Consolidated cost of revenue	78.8	82.4
% of Consolidated gross profit	72.5	70.3
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended March 31, 2023 and 2022:
North America revenue, cost of revenue and gross profit decreased by $20.9 million, $2.6 million and $18.3 million for the three months ended March 31, 2023 compared with the prior year period. The revenue and gross profit declines were primarily attributable to an overall decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America contribution profit for the three months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Marketing	$15,303	$27,991	(45.3)%
% of Gross profit	20.2%	29.7%

Contribution profit	$60,639	$66,256	(8.5)%
Comparison of the Three Months Ended March 31, 2023 and 2022:
North America marketing expense and marketing expense as a percentage of gross profit decreased for the three months ended March 31, 2023 compared with the prior year period driven primarily by traffic declines and a lower investment in our online marketing spend.
North America contribution profit decreased for the three months ended March 31, 2023 compared with the prior year period primarily due to a decrease in gross profit.
International
Operating Metrics
International segment gross billings and units for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Gross billings
Local	$93,800	$99,660	(5.9)%
Goods	22,256	35,350	(37.0)
Travel	14,215	15,762	(9.8)
Total gross billings	$130,271	$150,772	(13.6)

Units
Local	3,328	3,329	—%
Goods	886	1,471	(39.8)
Travel	84	112	(25.0)
Total units	4,298	4,912	(12.5)
International TTM active customers for the trailing twelve months ended March 31, 2023 and 2022 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2023	2022	% Change
TTM Active customers	7,297	8,168	(10.7)%
Comparison of the Three Months Ended March 31, 2023 and 2022:
International gross billings, units and TTM active customers decreased by $20.5 million, 0.6 million and 0.9 million for the three months ended March 31, 2023 compared with the prior year period. These declines were primarily attributable to a decrease in demand for our Goods category. In addition, there was a $7.6 million unfavorable impact on gross billings from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Revenue
Local	$25,265	$33,150	(23.8)%
Goods	4,246	6,779	(37.4)
Travel	2,841	3,227	(12.0)
Total revenue	$32,352	$43,156	(25.0)

Cost of revenue
Local	$2,623	$2,596	1.0%
Goods	588	396	48.5
Travel	372	410	(9.3)
Total cost of revenue	$3,583	$3,402	5.3

Gross profit
Local	$22,642	$30,554	(25.9)%
Goods	3,658	6,383	(42.7)
Travel	2,469	2,817	(12.4)
Total gross profit	$28,769	$39,754	(27.6)

Gross margin (1)	24.8%	28.6%

% of Consolidated revenue	26.6%	28.1%
% of Consolidated cost of revenue	21.2	17.6
% of Consolidated gross profit	27.5	29.7
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended March 31, 2023 and 2022
International revenue and gross profit decreased by $10.8 million and $11.0 million for the three months ended March 31, 2023 compared with the prior year period. Those decreases were primarily due to a shift in mix to lower margin offerings, as well as the de-emphasis on our Goods category. Revenue and gross profit also had an unfavorable impact of $1.9 million and $1.8 million from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International marketing and contribution profit for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Marketing	$9,545	$11,425	(16.5)%
% of Gross profit	33.2%	28.7%

Contribution profit	$19,224	$28,329	(32.1)%
Comparison of the Three Months Ended March 31, 2023 and 2022:
International marketing expense decreased for the three months ended March 31, 2023 compared with the prior year period primarily due to traffic declines and a lower investment in our online marketing spend. Marketing expense as a percentage of gross profit increased for the three months ended March 31, 2023 compared with the prior year period primarily due to a decrease in gross profit.

The decrease in International contribution profit for the three months ended March 31, 2023 compared with the prior year period was primarily attributable to a decrease in gross profit.
Consolidated Operating Expenses
Operating expenses for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Marketing	$24,848	$39,416	(37.0)%
Selling, general and administrative	101,634	126,420	(19.6)
Restructuring and related charges	8,794	312	NM
Total operating expenses	$135,276	$166,148	(18.6)

% of Gross profit:
Marketing	23.7%	29.4%
Selling, general and administrative	97.1%	94.3%
Comparison of the Three Months Ended March 31, 2023 and 2022:
Marketing expense and marketing expense as a percentage of gross profit decreased for the three months ended March 31, 2023 compared with the prior year period due to traffic declines and a lower investment in our online marketing spend.
SG&A decreased for the three months ended March 31, 2023 compared with the prior year period primarily due to a decrease in payroll costs. SG&A as a percentage of gross profit increased for the three months ended March 31, 2023 compared with the prior year period due to a decrease in gross profit.
Restructuring and related charges increased for the three months ended March 31, 2023 compared with the prior year period primarily due to severance and benefit costs incurred for the 2022 Restructuring Plan, which was approved by our Board in August 2022. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest expense and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Other income (expense), net	$3,070	$(4,880)
Comparison of the Three Months Ended March 31, 2023 and 2022:
The change in Other income (expense), net for the three months ended March 31, 2023 as compared with the prior year period is primarily related to a $7.5 million change in foreign currency gains and losses.
Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Provision (benefit) for income taxes	$1,118	$(2,675)	(141.8)%
Effective tax rate	(4.1)%	7.2%

Comparison of the Three Months Ended March 31, 2023 and 2022:
The effective tax rates for the three months ended March 31, 2023 and 2022 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. For the three months ended March 31, 2022, we had a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we were not expecting to be able to realize. We recorded a valuation allowance against the remaining U.S. federal and state deferred tax assets in Q4 2022. For the three months ended March 31, 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three months ended March 31, 2023 and 2022, special charges and credits included charges related to our 2022 and 2020 restructuring plans. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Net income (loss), for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(28,613)	$(34,352)
Adjustments:
Stock-based compensation	2,363	7,506
Depreciation and amortization	14,505	17,369
Restructuring and related charges	8,794	312
Other (income) expense, net	(3,070)	4,880
Provision (benefit) for income taxes	1,118	(2,675)
Total adjustments	23,710	27,392
Adjusted EBITDA	$(4,903)	$(6,960)
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
The following tables represent the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023
	At Avg. Q1 2022 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$404,079	$(7,654)	$396,425
Revenue	123,560	(1,949)	121,611
Cost of revenue	17,086	(186)	16,900
Gross profit	106,474	(1,763)	104,711
Marketing	25,366	(518)	24,848
Selling, general and administrative	103,148	(1,514)	101,634
Restructuring and related charges	9,052	(258)	8,794
Income (loss) from operations	(31,092)	527	(30,565)

(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal source of liquidity is our cash balance, which includes outstanding borrowings under the Existing Credit Agreement, totaling $163.8 million as of March 31, 2023.
Our net cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash provided by (used in):
Operating activities	$(76,320)	$(78,164)
Investing activities	(9,013)	(13,916)
Financing activities	(29,197)	(2,964)
Our free cash flow for the three months ended March 31, 2023 and 2022 and a reconciliation to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities, for those periods were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(76,320)	$(78,164)
Purchases of property and equipment and capitalized software	(9,544)	(13,001)
Free cash flow	$(85,864)	$(91,165)
Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either based upon the customer's redemption of the related voucher or fixed payment terms, which are generally biweekly throughout the term of the merchant's offering.

Our cash balances fluctuate significantly throughout the year based on many variables, including changes in gross billings, the timing of payments to merchants and suppliers and the mix of transactions between Goods and Local.
Net cash provided by (used in) operating activities
For the three months ended March 31, 2023, our net cash used in operating activities was $76.3 million as compared with the prior year period of $78.2 million. Both periods have similar cash outflows in correlation with similar net losses. The net loss and cash outflow in the three months ended March 31, 2023 is slightly lower than the three months ended March 31, 2022 as there have been additional cost savings actions that have resulted in decreased spend in Marketing and SG&A which have been offset by a decrease in gross profit due to the further contraction of the business and additional cash outflows related to the $9.6 million payment to early terminate our lease at 600 West Chicago and timing of payment of accounts payable and accrued expenses for the three months ended March 31, 2023. We expect to see additional cash cost savings in subsequent quarters as we will benefit from the additional actions taken in Phase II for the full quarter, beginning in the second quarter.
Net cash provided by (used in) investing activities
For the three months ended March 31, 2023, our net cash used in investing activities was $9.0 million as compared with the prior year period of $13.9 million. The year-over-year change was primarily driven by fewer purchases of property and equipment and capitalized software during the three months ended March 31, 2023.
Net cash provided by (used in) financing activities
For the three months ended March 31, 2023, our net cash used in financing activities was $29.2 million as compared with the prior year period of $3.0 million. The year-over-year change was primarily driven by $27.3 million in payments of borrowings under our revolving credit facility during the three months ended March 31, 2023.
In March 2023, we entered into the Fourth Amendment to the Amended Credit Agreement which reduced borrowing capacity under our senior secured revolving credit facility from $150.0 million to $75.0 million. In connection with the Fourth Amendment, we repaid $27.3 million of outstanding borrowing. Prior to entering into the Fourth Amendment, our access to the full capacity of our Amended Credit Agreement was partially restricted and our liquidity impacted accordingly. There are no assurances that we will be able to continue to have access to the full capacity of our Existing Credit Agreement and our liquidity could be impacted accordingly. See Item 1, Note 5, Financing Arrangements for additional information. Any material increase in receivable holdbacks or reserve requirements could have a material impact on our cash flow and available liquidity.
The accompanying Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued.
Our Net cash used in operating activities was $136.0 million and $124.0 million for the years ended December 31, 2022 and December 31, 2021. Net cash used in operating activities was $76.3 million and $78.2 million for the three months ended March 31, 2023 and 2022. Cash and cash equivalents were $163.8 million as of March 31, 2023. As described above, we entered into a fourth amendment to the revolving credit agreement in March 2023, which matures on May 14, 2024. Continued cash outflows and operating losses indicate that we may not be able to meet our obligations over the next twelve months. These conditions and events, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern.
In January 2023, our Board approved the second phase of the 2022 Restructuring Plan which we estimate will result in approximately $100.0 million in annualized cost savings as described in Note 9, Restructuring and Related Charges. The 2022 Restructuring Plan is expected to include an overall reduction of approximately 1,000 positions globally, of which the majority have been completed with the remaining expected to occur by the end of 2023. Management will also take steps to minimize the risk certain payment processors will require reserves or holdback receivables. We believe management's plans are probable of being achieved to alleviate substantial doubt about our ability to continue as a going concern and we will have sufficient liquidity to meet our obligations as they become due over the next twelve months.
We are also currently evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our multi-phase cost savings plan, seeking additional financing from both the public and private markets through the issuance of equity or debt securities, and monetizing certain assets.
As of March 31, 2023, we had $51.5 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2023 did not materially change from the amounts set forth in our 2022 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2023.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Part II, Item 8, Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, refer to the critical accounting estimates under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Canadian dollar and Australian dollar, which exposes us to foreign currency risk. For the three months ended March 31, 2023, we derived approximately 26.6% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of March 31, 2023 and December 31, 2022.
As of March 31, 2023, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $92.2 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $9.2 million. This compares with a $111.9 million working capital deficit subject to foreign currency exposure as of December 31, 2022, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $11.2 million.
Interest Rate Risk
Our cash balance as of March 31, 2023 consists of bank deposits so exposure to market risk for changes in interest rates is limited. The 2026 Notes have an aggregate principal amount of $230.0 million and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes along with other variables such as our credit spreads and the market price and volatility of our common stock. Our Existing Credit Agreement provides for aggregate principal borrowings of up to $75.0 million. As of March 31, 2023, we had $47.7 million of borrowings outstanding and $24.8 million of outstanding letters of credit under the Existing Credit Agreement. See Item 2, Liquidity and Capital Resources, for additional information. Because borrowings under the Existing Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Existing Credit Agreement. We have $29.0 million of lease obligations as of March 31, 2023. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.
Notwithstanding the material weakness in our internal control over financial reporting, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that the Condensed Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).
Remediation Plan and Status
As of March 31, 2023, the material weakness previously disclosed has not yet been fully remediated. In response to the material weakness in our internal control over financial reporting, management has designed and implemented control activities related to complex manual calculations used to record certain month-end balances. We will continue to work towards full remediation of this material weakness to improve our internal control over financial reporting.
The material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, except as supplemented and updated below:
The loss of key executives, members of our management team and employees across our organization, or our failure to attract and retain other highly qualified personnel in the future could harm our business.
In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, accounting and sales positions. Hiring and retaining qualified executives, engineers, sales representatives and other key personnel are critical to our success, and competition can be intense for experienced and well qualified executives and employees, particularly in recent periods. In 2021 and 2022, we experienced significant leadership changes, including the appointment of a new Chief Executive Officer in December 2021, as well as appointing our Interim Chief Financial Officer and Interim Chief Accounting Officer into such roles permanently in November 2022 and May 2022, respectively. Additionally, in February 2023, our Chief Administrative Officer, General Counsel and Corporate Secretary resigned, but is continuing to provide legal services to the Company as outside general counsel. Furthermore, we appointed a new Interim Chief Executive Officer, new Chief Financial Officer and Interim Chief Accounting Officer in March and April 2023, respectively. We have experienced continued disruption in our business due to the announcement of our cost savings plan and significant turnover in our senior management team. Reductions in our workforce have led to employees filling certain key roles and we may experience additional changes in key roles in the future. Executive leadership and senior management transitions, reductions in workforce and significant employee turnover can be time consuming, difficult to manage, create instability, cause disruption to our business, impede our day-to-day operations and our ability to fully implement our business and growth strategy. These impacts also make it more difficult to attract and retain talent. In addition, such transitions, reductions in workforce and turnover cause the loss of institutional knowledge, which can negatively impact the execution of our day-to-day operations and the ability to carry out our business strategy.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2023, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of March 31, 2023, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2022.
The following table provides information about purchases of shares of our common stock during the three months ended March 31, 2023 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2023	48,767	$8.24	—	—
February 1-28, 2023	49,387	7.51	—	—
March 1-31, 2023	42,665	6.05	—	—
Total	140,819	$7.32	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Notice of Grant of Stock Option and Nonqualified Stock Option Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023).*
10.2	Employment Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023).*
10.3	Severance Benefit Agreement, dated March 30, 2023.(incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023).*
10.4	Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023).
10.5	Employment Agreement, dated April 13, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on April 13, 2023).*.
10.6	Equity Side Letter, dated April 13, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on April 13, 2023).*.
10.7	Severance Benefit Agreement, dated April 13, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on April 13, 2023).*.
31.1	Certification of Interim Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
____________________________________
* Management contract of compensatory plan or arrangement.
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May 2023.

GROUPON, INC.
By:	/s/ Jiri Ponrt
	Name:	Jiri Ponrt
	Title:	Chief Financial Officer