Form 10-Q
period 2023-06-30
Groupon, Inc.
filed 2023-08-09
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Yes ☐        No  ☒
As of August 3, 2023, there were 31,248,618 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability resulting from the conflict in Ukraine; global economic uncertainty, including as a result of inflationary pressures; ongoing impacts from the COVID-19 pandemic and labor and supply chain challenges; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; our ability to remediate our material weakness over internal control over financial reporting; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; our ability to continue as a going concern; risks related to our access to capital and outstanding indebtedness, including our convertible senior notes; our common stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our convertible senior notes; difficulties, delays or our inability to successfully complete all or part of the announced restructuring actions or to realize the operating efficiencies and other benefits of such restructuring actions; higher than anticipated restructuring charges or changes in the timing of such restructuring charges; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, as well as in our Condensed Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$118,145	$281,279
Accounts receivable, net	35,206	44,971
Prepaid expenses and other current assets	38,989	41,101
Total current assets	192,340	367,351
Property, equipment and software, net	43,486	56,731
Right-of-use assets - operating leases, net	6,012	12,127
Goodwill	178,685	178,685
Intangible assets, net	14,568	17,641
Investments	119,541	119,541
Deferred income taxes	13,830	13,550
Other non-current assets	18,772	27,491
Total assets	$587,234	$793,117
Liabilities and equity
Current liabilities:
Short-term borrowings	$46,700	$75,000
Accounts payable	20,117	59,568
Accrued merchant and supplier payables	178,119	225,420
Accrued expenses and other current liabilities	119,224	171,452
Total current liabilities	364,160	531,440
Convertible senior notes, net	225,693	224,923
Operating lease obligations	5,211	9,310
Other non-current liabilities	16,997	18,586
Total liabilities	612,061	784,259
Commitments and contingencies (see Note 6)
Stockholders' equity (deficit)
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 41,521,134 shares issued and 31,227,017 shares outstanding at June 30, 2023; 40,786,996 shares issued and 30,492,879 shares outstanding at December 31, 2022	4	4
Additional paid-in capital	2,331,036	2,322,672
Treasury stock, at cost, 10,294,117 shares at June 30, 2023 and December 31, 2022	(922,666)	(922,666)
Accumulated deficit	(1,436,231)	(1,394,477)
Accumulated other comprehensive income (loss)	2,839	2,942
Total Groupon, Inc. stockholders' equity (deficit)	(25,018)	8,475
Noncontrolling interests	191	383
Total equity (deficit)	(24,827)	8,858
Total liabilities and equity (deficit)	$587,234	$793,117

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$129,109	$153,216	$250,720	$306,536
Cost of revenue	16,144	19,244	33,044	38,563
Gross profit	112,965	133,972	217,676	267,973
Operating expenses:
Marketing	22,267	29,372	47,115	68,788
Selling, general and administrative	96,263	123,938	197,897	250,358
Goodwill impairment	—	35,424	—	35,424
Long-lived asset impairment	—	8,811	—	8,811
Restructuring and related charges	(689)	2,939	8,105	3,251
Total operating expenses	117,841	200,484	253,117	366,632
Income (loss) from operations	(4,876)	(66,512)	(35,441)	(98,659)
Other income (expense), net	(4,805)	(21,340)	(1,735)	(26,220)
Income (loss) before provision (benefit) for income taxes	(9,681)	(87,852)	(37,176)	(124,879)
Provision (benefit) for income taxes	2,323	2,398	3,441	(277)
Net income (loss)	(12,004)	(90,250)	(40,617)	(124,602)
Net (income) loss attributable to noncontrolling interests	(603)	(977)	(1,137)	(1,477)
Net income (loss) attributable to Groupon, Inc.	$(12,607)	$(91,227)	$(41,754)	$(126,079)

Basic and diluted net income (loss) per share:	$(0.41)	$(3.04)	$(1.36)	$(4.21)

Basic and diluted weighted average number of shares outstanding:	31,020,493	30,039,233	30,796,943	29,952,018

Comprehensive income (loss):
Net income (loss)	$(12,004)	$(90,250)	$(40,617)	$(124,602)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on foreign currency translation adjustments	5,745	20,818	(103)	24,187
Comprehensive income (loss)	(6,259)	(69,432)	(40,720)	(100,415)
Comprehensive (income) loss attributable to noncontrolling interest	(603)	(977)	(1,137)	(1,477)
Comprehensive income (loss) attributable to Groupon, Inc.	$(6,862)	$(70,409)	$(41,857)	$(101,892)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	40,786,996	$4	$2,322,672	(10,294,117)	$(922,666)	$(1,394,477)	$2,942	$8,475	$383	$8,858
Comprehensive income (loss)	—	—	—	—	—	(29,147)	(5,848)	(34,995)	534	(34,461)
Vesting of restricted stock units and performance share units	420,471	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	33,803	—	246	—	—	—	—	246	—	246
Tax withholdings related to net share settlements of stock-based compensation awards	(140,819)	—	(1,031)	—	—	—	—	(1,031)	—	(1,031)
Stock-based compensation on equity-classified awards	—	—	2,547	—	—	—	—	2,547	—	2,547
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(637)	(637)
Balance at March 31, 2023	41,100,451	$4	$2,324,434	(10,294,117)	$(922,666)	$(1,423,624)	$(2,906)	$(24,758)	$280	$(24,478)
Comprehensive income (loss)	—	—	—	—	—	(12,607)	5,745	(6,862)	603	(6,259)
Vesting of restricted stock units and performance share units	689,050	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(268,367)	—	(1,207)	—	—	—	—	(1,207)	—	(1,207)
Stock-based compensation on equity-classified awards	—	—	7,809	—	—	—	—	7,809	—	7,809
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(692)	(692)
Balance at June 30, 2023	41,521,134	$4	$2,331,036	(10,294,117)	$(922,666)	$(1,436,231)	$2,839	$(25,018)	$191	$(24,827)
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
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$(40,617)	$(124,602)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	23,560	29,558
Amortization of acquired intangible assets	4,188	4,305
Impairment of Goodwill	—	35,424
Impairment of long-lived assets	—	8,811
Restructuring-related impairment	—	1,180
Stock-based compensation	9,882	16,078
Foreign currency (gains) losses, net	(159)	21,509
Change in assets and liabilities:
Accounts receivable	10,463	(10,233)
Prepaid expenses and other current assets	5,384	590
Right-of-use assets - operating leases	6,189	9,258
Accounts payable	(39,427)	6,073
Accrued merchant and supplier payables	(48,447)	(54,905)
Accrued expenses and other current liabilities	(30,557)	(36,067)
Operating lease obligations	(15,743)	(13,831)
Payment for early lease termination	(9,724)	—
Other, net	6,378	(1,504)
Net cash provided by (used in) operating activities	(118,630)	(108,356)
Investing activities
Purchases of property and equipment and capitalized software	(11,797)	(22,149)
Proceeds from sale of assets	1,475	—
Acquisitions of intangible assets and other investing activities	(1,174)	(1,546)
Net cash provided by (used in) investing activities	(11,496)	(23,695)
Financing activities
Payments of borrowings under revolving credit agreement	(28,300)	(40,000)
Taxes paid related to net share settlements of stock-based compensation awards	(2,194)	(4,703)
Other financing activities	(1,642)	(1,601)
Net cash provided by (used in) financing activities	(32,136)	(46,304)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,967	(4,708)
Net increase (decrease) in cash, cash equivalents and restricted cash	(160,295)	(183,063)
Cash, cash equivalents and restricted cash, beginning of period (1)	281,696	499,483
Cash, cash equivalents and restricted cash, end of period (1)	$121,401	$316,420

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,493	$2,428
Income tax payments	2,676	3,611
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	(1,568)	(53)
Supplemental cash flow information on our leasing obligations
Cash paid for amounts included in the measurement of operating lease liabilities	$15,330	$15,860
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,706

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(1)The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of June 30, 2023, December 31, 2022, June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$118,145	$281,279	$315,595	$498,726
Restricted cash included in prepaid expenses and other current assets	3,256	417	825	757
Cash, cash equivalents and restricted cash	$121,401	$281,696	$316,420	$499,483
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
Our operations are organized into two segments: North America and International. See Note 13, Segment Information.
Unaudited Interim Financial Information
We have prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the SEC for interim financial reporting. These Condensed Consolidated Financial Statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss), Cash Flows and Stockholders' Equity (Deficit) for the periods presented. These Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Going Concern
The accompanying Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued.
Our net cash used in operating activities was $136.0 million and $124.0 million for the years ended December 31, 2022 and December 31, 2021. Net cash used in operating activities was $118.6 million and $108.4 million for the six months ended June 30, 2023 and 2022. Cash and cash equivalents were $118.1 million as of June 30, 2023. We entered into a fourth amendment to the revolving credit agreement in March 2023, which reduced our borrowing capacity and modified certain financial covenants as described in Note 5, Financing Arrangements. The fourth amendment to the revolving credit agreement matures on May 14, 2024. The maturing credit facility together with cash outflows and operating losses indicate that we may not be able to meet our obligations over the next twelve months. These conditions and events, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern.
We are currently evaluating several different options to enhance our liquidity position. These options include, but are not limited to, pursuing additional financing from both the public and private markets and potential monetization of certain non-core assets. In addition, we expect to pursue additional cost savings initiatives under

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
our 2022 Cost Savings Plan (as defined in Note 9, Restructuring), such as, but not limited to, additional restructuring actions, renegotiating contractual arrangements with certain service providers and continuing to make elective decisions to eliminate vacant positions rather than rehire. Management will also take steps designed to minimize the risk certain payment processors will require reserves or holdback receivables. While management intends to improve our liquidity and our ability to meet our obligations through the plans described above, those plans are not final and are subject to market and other conditions not within our control. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three and six months ended June 30, 2023.
NOTE 2. GOODWILL AND LONG-LIVED ASSETS
We performed an assessment in the first and second quarters of 2023 and did not identify a triggering event that would have required us to test for impairment for the periods.
We determined the impact to our business from the new variant of COVID-19 during the first quarter of 2022 and a downward revision of our forecast during the second quarter of 2022 required us to evaluate our goodwill and long-lived assets for impairment. In order to evaluate goodwill and long-lived assets for impairment, we compared the fair value of our two reporting units, North America and International, and our asset groups to their carrying values. In determining the fair values of our reporting units and asset groups, we used the discounted cash flow method under the income approach that uses Level 3 inputs. Our interim quantitative assessment for the first quarter of 2022 did not identify any goodwill or long-lived asset impairment. For the three and six months ended June 30, 2022, we recognized $35.4 million of goodwill impairment within our International reporting unit and $8.8 million of long-lived asset impairment related to certain asset groups within our International reporting unit. We also determined that the carrying amount of certain right-of-use assets related to our 2020 restructuring plan were not fully recoverable and recognized impairment of $1.2 million within our International reporting unit for the three and six months ended June 30, 2022.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Goodwill
As of June 30, 2023 and December 31, 2022, the balance of our goodwill was $178.7 million. There was no goodwill activity during the six months ended June 30, 2023. All goodwill is within our North America segment, which had a negative carrying value as of June 30, 2023.

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
The following table summarizes intangible assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$18,699	$16,470	$2,229	$17,912	$14,327	$3,585
Trade names	9,441	8,590	851	9,340	8,382	958
Patents	14,024	7,107	6,917	13,341	6,701	6,640
Other intangible assets	16,709	12,138	4,571	17,517	11,059	6,458
Total	$58,873	$44,305	$14,568	$58,110	$40,469	$17,641
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $2.1 million and $2.1 million for the three months ended June 30, 2023 and 2022 and $4.2 million and $4.3 million for the six months ended June 30, 2023 and 2022. As of June 30, 2023, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2023	$3,608
2024	4,316
2025	2,805
2026	1,934
2027	1,257
Thereafter	648
Total	$14,568
NOTE 3. INVESTMENTS
As of June 30, 2023 and December 31, 2022, our carrying value in other equity investments was $119.5 million, which relates to our non-controlling interest in SumUp Holdings S.a.r.l. ("SumUp"), a privately-held mobile

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
payments company. Our available-for-sale securities and fair value option investments had a carrying value of zero. There were no changes in fair value of our investments for the three and six months ended June 30, 2023.
The following table summarizes our percentage ownership in our investments as of the dates noted below:

	June 30, 2023 and December 31, 2022
Other equity investments	1%	to	19%
Available-for-sale securities	1%	to	19%
Fair value option investments	10%	to	19%
NOTE 4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$11,766	$16,048
Income taxes receivable	6,990	6,691
Deferred cloud implementation cost, net	10,751	9,362
Other	9,482	9,000
Total prepaid expenses and other current assets	$38,989	$41,101
The following table summarizes Other non-current assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Deferred contract acquisition costs, net	$3,591	$4,815
Deferred cloud implementation costs, net	11,287	17,684
Other	3,894	4,992
Total other non-current assets	$18,772	$27,491
The following table summarizes Accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Refund reserve	$8,706	$11,072
Compensation and benefits	14,151	15,005
Accrued marketing	6,025	19,596
Restructuring-related liabilities	2,196	4,782
Customer credits	30,316	36,220
Operating lease obligations	16,289	37,525
Other (1)	41,541	47,252
Total accrued expenses and other current liabilities	$119,224	$171,452
(1)Includes certain payroll taxes deferred under the Coronavirus Aid, Relief and Economic Security ("CARES") Act of $2.7 million as of December 31, 2022. This balance was paid in January 2023.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Other non-current liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Contingent income tax liabilities	$11,451	$11,213
Deferred income taxes	3,154	3,100
Other	2,392	4,273
Total other non-current liabilities	$16,997	$18,586
The following table summarizes Other income (expense), net for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$4,276	$1,458	$8,747	$2,773
Interest expense	(5,494)	(3,206)	(11,115)	(6,089)
Foreign currency gains (losses), net and other	(3,587)	(19,592)	633	(22,904)
Other income (expense), net	$(4,805)	$(21,340)	$(1,735)	$(26,220)
NOTE 5. FINANCING ARRANGEMENTS
Convertible Senior Notes due 2026
The convertible senior notes due 2026 (the "2026 Notes") bear interest at a rate of 1.125% per annum, payable semiannually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 1.83%. The 2026 Notes will mature on March 15, 2026, subject to earlier repurchase, redemption or conversion.
The carrying amount of the 2026 Notes consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Principal amount	$230,000	$230,000
Less: debt discount	(4,307)	(5,077)
Net carrying amount of liability	$225,693	$224,923
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of June 30, 2023 and December 31, 2022 was $86.7 million and $133.1 million and was determined using a lattice model.
During the three and six months ended June 30, 2023 and 2022, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest	$647	$647	$1,294	$1,294
Amortization of debt discount	386	379	770	757
Total	$1,033	$1,026	$2,064	$2,051
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
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement, which matures on May 14, 2024, as amended from time to time (the "Amended Credit Agreement"). Most recently, in March 2023, we entered into a fourth amendment to the revolving credit agreement (the "Fourth Amendment" and together with the Amended Credit Agreement the "Existing Credit Agreement") to modify certain financial covenants and provide for additional flexibility in our operations, among other changes, including certain modifications to (i) our requirements to maintain a monthly minimum liquidity balance (including any undrawn amounts under the revolving credit facility) of at least $50.0 million, (ii) the calculation of EBITDA under the Existing Credit Agreement, (iii) mandatory prepayment requirements and (iv) certain affirmative covenants. In addition, the Fourth Amendment reduced our borrowing capacity under our senior secured revolving credit facility from $150.0 million to $75.0 million, which provides for the issuance of up to $75.0 million in letters of credit, provided that the sum of outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $75.0 million.
We deferred debt issuance costs of $4.6 million in aggregate in connection with the Existing Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the Condensed Consolidated Balance Sheet as of June 30, 2023 and are amortized to interest expense over the term of the respective agreement.
As of June 30, 2023, we were in compliance with the covenants under our Existing Credit Agreement. Non-compliance with the covenants under the Existing Credit Agreement may result in termination of the commitments thereunder and then any outstanding borrowings may be declared due and payable immediately. We have the right to terminate the Existing Credit Agreement or reduce the available commitments at any time.
Amounts committed to outstanding borrowings and letters of credit under our Existing Credit Agreement as of June 30, 2023 and our Amended Credit Agreement as of December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Borrowings	$46,700	$75,000
Letters of credit	24,545	24,900

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments and future sublease income under our contractually obligated operating subleases as of June 30, 2023 and through the date of this report, did not materially change from the amounts set forth in our 2022 Annual Report on Form 10-K.
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
Four shareholders have filed separate shareholder derivative lawsuits (collectively, the "Derivative Lawsuits") in relation to a previously settled lawsuit that alleged that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program (the "Securities Lawsuit"). First, on September 9, 2021, a shareholder named Jonathan Frankel filed a federal derivative lawsuit in the United States District Court for District of Delaware. Second, on January 19, 2022, a shareholder named Alyssa Estreen filed a derivative lawsuit in the Court of Chancery in the State of Delaware. Third, on January 24, 2022, a shareholder named Saman Khoury filed a derivative lawsuit, also in the Court of Chancery in the State of Delaware. Finally, on May 9, 2022, a shareholder named Moriah Anders filed a lawsuit, also in the Court of Chancery in the State of Delaware. All four lawsuits name Groupon and certain of the Company's former and current officers and directors. The allegations in all four Derivative Lawsuits relate to the same time period and events that are the subject of the Securities Lawsuit and allege that the Company and its shareholders have sustained damages as a result of the conduct of certain current and former officers and directors. The Plaintiffs in each of these Derivative Lawsuits sought unspecified damages they allege were sustained by the Company, injunctive and equitable relief and attorneys’ fees. On June 13, 2023, the Court granted final approval of a shareholder settlement that resolved all four matters. Under the settlement, Groupon agreed to undertake certain corporate reforms. The Court awarded attorneys' fees in the amount of $950,000 to Plaintiffs' counsel. That amount was covered under Groupon's insurance policies and was paid directly by Groupon's insurance carriers in July 2023.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of June 30, 2023. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of June 30, 2023 is approximately $11.7 million.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 7. STOCKHOLDERS' EQUITY (DEFICIT) AND COMPENSATION ARRANGEMENTS
Groupon, Inc. Incentive Plan
In August 2011, we established the Groupon, Inc. 2011 Incentive Plan, as amended and restated (the "2011 Plan"), under which options, restricted stock units and performance stock units for up to 13,775,000 shares of common stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee of the Board. As of June 30, 2023, 2,631,382 shares of common stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The restricted stock units granted under the 2011 Plan ("Restricted Stock Units") generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes Restricted Stock Unit activity for employees and non-employees under the 2011 Plan for the six months ended June 30, 2023:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2022	2,876,089	$19.33
Granted	563,429	5.20
Vested	(1,092,252)	21.88
Forfeited	(1,119,327)	16.03
Unvested at June 30, 2023	1,227,939	$10.55
As of June 30, 2023, $9.0 million of unrecognized compensation costs related to unvested Restricted Stock Units are expected to be recognized over a remaining weighted-average period of 1.03 years.
Stock Options
On March 30, 2023, we issued 3,500,000 units of stock options with a per share value of $0.95, a strike price of $6.00 and vesting over two years. The exercise price of stock options granted is equal to the fair market value of the underlying stock on the date of grant. The contractual term for these stock options expires three years from the grant date. The fair value of stock options on the grant date is amortized on a straight-line basis over the requisite service period.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatility is based on Groupon's historical volatility over the estimated expected life of the stock options. The expected term represents the period of time the stock options are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury STRIPS with maturity similar to the estimated expected life of the stock options. The weighted-average assumptions for stock options granted are outlined in the following table:

Dividend yield	0.0%
Risk-free interest rate	4.1%
Expected term (in years)	2
Expected volatility	78.2%

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes stock option activity for the six months ended June 30, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	—	$—	—	$—
Granted	3,500,000	6.00	3.00	—
Outstanding at June 30, 2023	3,062,500	6.00	2.75	—
Vested and exercisable at June 30, 2023	437,500	$6.00	2.75	$—
As of June 30, 2023, there was $2.9 million of total unrecognized compensation costs related to unvested stock options granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 1.75 years. The total fair value of shares vested during the six months ended June 30, 2023 was $0.4 million.
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
The table below summarizes Performance Share Unit activity under the 2011 Plan for the six months ended June 30, 2023:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2022	17,269	$24.13
Granted	—	—
Vested	(17,269)	24.13
Forfeited	—	—
Unvested at June 30, 2023	—	$—

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three and six months ended June 30, 2023 and 2022.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds. To a lesser extent, credits are issued for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the six months ended June 30, 2023 (in thousands):

Customer Credits
Balance as of December 31, 2022	$36,220
Credits issued	48,101
Credits redeemed (1)	(47,908)
Breakage revenue recognized	(6,174)
Foreign currency translation	77
Balance as of June 30, 2023	$30,316
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and service revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, deferred contract acquisition costs were $4.5 million and $5.9 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $2.1 million and $2.7 million of deferred contract acquisition costs for the three months ended June 30, 2023 and 2022, and $4.4 million and $5.6 million for the six months ended June 30, 2023 and 2022.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the six months ended June 30, 2023 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2022	$4,538
Change in provision	(787)
Write-offs	(420)
Foreign currency translation	49
Balance as of June 30, 2023	$3,380
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We recognized variable consideration from unredeemed vouchers that were sold in a prior period of $4.7 million and $4.3 million for the three months ended June 30, 2023 and 2022, and $4.4 million and $3.0 million for the six months ended June 30, 2023 and 2022. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements.
NOTE 9. RESTRUCTURING AND RELATED CHARGES
In August 2022 and April 2020, we initiated Board-approved restructuring plans. Costs incurred related to the restructuring plans are classified as Restructuring and related charges on the Condensed Consolidated Statements of Operations. The restructuring activities are summarized by plan in the sections below.
2022 Restructuring Plan
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure to align with our go-forward business and financial objectives (the “2022 Cost Savings Plan”). The 2022 Cost Savings Plan included a restructuring plan, approved by our Board on August 5, 2022 (the “2022 Restructuring Plan”). The first phase and second phase of the 2022 Restructuring Plan are expected to include an overall reduction of approximately 1,000 positions globally, with the majority of these reductions completed as of March 31, 2023 and the remainder expected to occur by the end of 2023. In connection with first and second phase actions, we expect to record total pre-tax charges of $20.0 million to $27.0 million. A majority of the pre-tax charges are expected to be paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We have incurred total pretax charges of $19.1 million since the inception of the 2022 Restructuring Plan.
The following table summarizes costs incurred by segment related to the 2022 Restructuring Plan for the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$126	$229	$355
International	158	—	158
Consolidated	$284	$229	$513
(1)The employee severance and benefits costs for the three months ended June 30, 2023 are related to the termination of approximately 39 employees.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30, 2023
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$4,566	$1,037	$5,603
International	3,891	—	3,891
Consolidated	$8,457	$1,037	$9,494
(1)The employee severance and benefits costs for the six months ended June 30, 2023 are related to the termination of approximately 371 employees.
The following table summarizes restructuring liability activity for the 2022 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2022	$175	$—	$175
Charges payable in cash	8,457	1,037	9,494
Cash payments	(8,108)	(730)	(8,838)
Foreign currency translation	73	—	73
Balance as of June 30, 2023 (1)	$597	$307	$904
(1)Substantially all of the remaining cash payments for the first and second phase of the 2022 Restructuring Plan costs are expected to be disbursed by the end of 2023.
In July 2023, the Board approved the third phase of the 2022 Restructuring Plan, which is expected to include reductions in positions globally. In connection with the third phase, we expect to record total pre-tax charges of approximately $3.6 million. A majority of the pre-tax charges for the third phase are expected to be paid in cash and primarily related to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs.
2020 Restructuring Plan
In April 2020, the Board approved a multi-phase restructuring plan related to our previously-announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business (the "2020 Restructuring Plan"). We have incurred total pretax charges of $108.0 million since the inception of the 2020 Restructuring Plan. Our actions under this plan were substantially completed by December 31, 2021, and our current and future charges or credits will be from changes in estimates. Our 2020 Restructuring Plan included workforce reductions of approximately 1,600 positions globally, the exit or discontinuation of the use of certain leases and other assets, impairments of our right-of-use and other long-lived assets, and the exit of our operations in New Zealand and Japan.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables summarize costs incurred by segment related to the 2020 Restructuring Plan for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$—	$1	$(63)	$(62)
International	(1,436)	8	288	(1,140)
Consolidated	$(1,436)	$9	$225	$(1,202)

	Three Months Ended June 30, 2022
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$—	$86	$818	$904
International	473	24	1,538	2,035
Consolidated	$473	$110	$2,356	$2,939

	Six Months Ended June 30, 2023
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$—	$2	$544	$546
International	(2,482)	(48)	595	(1,935)
Consolidated	$(2,482)	$(46)	$1,139	$(1,389)

	Six Months Ended June 30, 2022
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$1	$130	$1,174	$1,305
International	184	61	1,701	1,946
Consolidated	$185	$191	$2,875	$3,251
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
non-current liabilities associated with these leases continue to be presented within Accrued expenses and other current liabilities and Operating lease obligations in the Condensed Consolidated Balance Sheets.
The following table summarizes restructuring liability activity for the 2020 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2022	$4,306	$301	$4,607
Charges payable in cash and changes in estimate (1)	(2,482)	(46)	(2,528)
Cash payments	(709)	(113)	(822)
Foreign currency translation	33	2	35
Balance as of June 30, 2023 (2)	$1,148	$144	$1,292
(1)The credit recorded during the three and six months ended June 30, 2023 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.
(2)Substantially all of the remaining cash payments for the 2020 Restructuring Plan costs are expected to be disbursed by the end of 2023.
NOTE 10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and Income (loss) from operations before provision (benefit) for income taxes for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision (benefit) for income taxes	$2,323	$2,398	$3,441	$(277)
Income (loss) before provision (benefit) for income taxes	(9,681)	(87,852)	(37,176)	(124,879)
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three and six months ended June 30, 2023 and 2022 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. For the three and six months ended June 30, 2022, we were also impacted by the reduction to our estimated annual tax rate due to an increase in expected annual losses. For the three months ended June 30, 2022, we had a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we were not expecting to be able to realize. We recorded a valuation allowance against the remaining U.S. federal and state deferred tax assets in Q4 2022. For the three and six months ended June 30, 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $117.3 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. There could be potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment. We believe it is reasonably possible that reductions of up to $7.1 million in unrecognized tax benefits may occur within the 12 months following June 30, 2023 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. An actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of June 30, 2023 and December 31, 2022 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2023 and 2022.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We did not record any significant nonrecurring fair value measurements for the three and six months ended June 30, 2023. We recognized $35.4 million in non-cash impairment charges related to goodwill and $10.0 million in non-cash impairment charges related to long-lived assets, of which $1.2 million was included in Restructuring and related charges on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of June 30, 2023 and December 31, 2022 due to their short-term nature.
NOTE 12. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, restricted stock units, performance share units, ESPP shares, capped call transactions and convertible senior notes. If dilutive, those potentially dilutive securities are reflected in diluted net income (loss) per share using the treasury stock method, except for the convertible senior notes, which are subject to the if-converted method.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2023 and 2022 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted net income (loss) per share:

Numerator
Net income (loss)	$(12,004)	$(90,250)	$(40,617)	$(124,602)
Less: Net income (loss) attributable to noncontrolling interests	603	977	1,137	1,477
Net income (loss) attributable to common stockholders	(12,607)	(91,227)	(41,754)	(126,079)

Denominator
Weighted-average common shares outstanding	31,020,493	30,039,233	30,796,943	29,952,018

Basic and diluted net income (loss) per share:	$(0.41)	$(3.04)	$(1.36)	$(4.21)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units	1,624,378	3,073,435	1,988,886	2,560,609
Stock options	3,500,000	—	1,769,444	—
Other stock-based compensation awards(1)	33,165	158,344	48,176	106,263
Convertible Senior notes due 2026 (2)	3,376,400	3,376,400	3,376,400	3,376,400
Capped call transactions	3,376,400	3,376,400	3,376,400	3,376,400
Total	11,910,343	9,984,579	10,559,306	9,419,672
(1)As of June 30,2022, there were up to 33,333 shares of common stock outstanding that were excluded from the table above due to their status as Market-based Performance Share Units eligible to vest subject to the achievement of specified performance or market conditions which were not satisfied as of the end of the period.
(2)We apply the if-converted method in computing the effect of our convertible senior notes on diluted net income (loss) per share, whereby the numerator of our diluted net income (loss) per share computations is adjusted for interest expense, net of tax, and the denominator is adjusted for the number of shares into which the convertible senior notes could be converted. The effect is only included in the calculation of income (loss) per share for those instruments for which it would reduce income (loss) per share. See Note 5, Financing Arrangements, for additional information.

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
The following table summarizes revenue by reportable segment and category for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America revenue:
Local	$85,475	$101,469	$166,854	$198,390
Goods	4,780	6,204	9,845	14,498
Travel	5,579	4,451	8,394	9,400
Total North America revenue (1)	95,834	112,124	185,093	222,288

International revenue:
Local	27,374	32,111	52,639	65,261
Goods	3,729	5,748	7,975	12,527
Travel	2,172	3,233	5,013	6,460
Total International revenue (1)	$33,275	$41,092	$65,627	$84,248
(1)North America includes revenue from the United States of $94.4 million and $110.1 million for the three months ended June 30, 2023 and 2022 and $182.1 million and $218.9 million for the six months ended June 30, 2023 and 2022. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and six months ended June 30, 2023 and 2022. Revenue is attributed to individual countries based on the location of the customer.
The following table summarizes cost of revenue by reportable segment and category for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America cost of revenue:
Local	$11,012	$13,877	$22,399	$27,040
Goods	797	1,248	1,742	2,707
Travel	932	1,096	1,917	2,391
Total North America cost of revenue	12,741	16,221	26,058	32,138

International cost of revenue:
Local	2,415	2,676	5,038	5,272
Goods	732	—	1,320	396
Travel	256	347	628	757
Total International cost of revenue	$3,403	$3,023	$6,986	$6,425

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America
Revenue	$95,834	$112,124	$185,093	$222,288
Cost of revenue	12,741	16,221	26,058	32,138
Marketing	14,447	19,629	29,750	47,620
Contribution profit	68,646	76,274	129,285	142,530

International
Revenue	33,275	41,092	65,627	84,248
Cost of revenue	3,403	3,023	6,986	6,425
Marketing	7,820	9,743	17,365	21,168
Contribution profit	22,052	28,326	41,276	56,655

Consolidated
Revenue	129,109	153,216	250,720	306,536
Cost of revenue	16,144	19,244	33,044	38,563
Marketing	22,267	29,372	47,115	68,788
Contribution profit	90,698	104,600	170,561	199,185
Selling, general and administrative	96,263	123,938	197,897	250,358
Goodwill impairment	—	35,424	—	35,424
Long-lived asset impairment	—	8,811	—	8,811
Restructuring and related charges	(689)	2,939	8,105	3,251
Income (loss) from operations	$(4,876)	$(66,512)	$(35,441)	$(98,659)
The following table summarizes total assets by reportable segment as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Total assets:
North America (1)	$490,761	$669,336
International (1)	96,473	123,781
Consolidated total assets	$587,234	$793,117
(1)North America contains assets from the United States of $483.8 million and $661.3 million as of June 30, 2023 and December 31, 2022. International contains assets from the Netherlands of $65.5 million as of June 30, 2023. There were no other individual countries that represented more than 10% of consolidated total assets as of June 30, 2023 and December 31, 2022.

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
2022 Cost Savings Plan
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure to align with our go-forward business and financial objectives (the “2022 Cost Savings Plan”). The 2022 Cost Savings Plan included a restructuring plan, approved by our Board on August 5, 2022 (the “2022 Restructuring Plan”). The first phase and second phase of the 2022 Restructuring Plan are expected to include an overall reduction of approximately 1,000 positions globally, with the majority of these reductions completed as of March 31, 2023 and the remainder expected to occur by the end of 2023. In connection with first and second phase actions, we expect to record total pre-tax charges of $20.0 million to $27.0 million. A majority of the pre-tax charges are expected to be paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We have incurred total pretax charges of $19.1 million since the inception of the 2022 Restructuring Plan.
In July 2023, the Board approved the third phase of the 2022 Restructuring Plan, which is expected to include some reductions in positions globally. In connection with the third phase, we expect to record total pre-tax charges of approximately $3.6 million. A majority of the pre-tax charges for the third phase are expected to be paid in cash and primarily related to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs.

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
Our gross billings and units for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross billings	$393,458	$460,165	$789,883	$920,849
Units	9,635	12,052	20,094	24,718
Our active customers for the trailing twelve months ended June 30, 2023 and 2022 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2023	2022
TTM Active Customers	17,488	21,068

Financial Metrics
•Revenue is earned through transactions on which we generate commissions by selling goods or services on behalf of third-party merchants. Revenue from those transactions is reported on a net basis as the purchase price collected from the customer for the offering less an agreed upon portion of the purchase price paid to the third-party merchant. Revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties.
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
The following table presents the above financial metrics for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$129,109	$153,216	$250,720	$306,536
Gross profit	112,965	133,972	217,676	267,973
Adjusted EBITDA	15,197	5,728	10,294	(1,232)
Free cash flow	(44,563)	(39,340)	(130,427)	(130,505)
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

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Gross billings
Local	$231,950	$265,114	(12.5)%	$453,696	$514,404	(11.8)%
Goods	22,256	30,462	(26.9)	46,015	67,070	(31.4)
Travel	21,630	21,692	(0.3)	42,279	45,706	(7.5)
Total gross billings	$275,836	$317,268	(13.1)	$541,990	$627,180	(13.6)

Units
Local	5,083	6,355	(20.0)%	10,225	12,536	(18.4)%
Goods	807	1,141	(29.3)	1,740	2,591	(32.8)
Travel	84	91	(7.7)	170	214	(20.6)
Total units	5,974	7,587	(21.3)	12,135	15,341	(20.9)
North America TTM active customers for the trailing twelve months ended June 30, 2023 and 2022 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2023	2022	% Change
TTM Active customers	10,604	13,089	(19.0)%
Comparison of the Three Months Ended June 30, 2023 and 2022:
North America gross billings, units, and TTM active customers decreased by $41.4 million, 1.6 million and 2.5 million for the three months ended June 30, 2023 compared with the prior year period. These decreases were primarily attributable to decline in demand for our Goods and Local categories and an overall decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.
Comparison of the Six Months Ended June 30, 2023 and 2022:
North America gross billings and units decreased by $85.2 million, 3.2 million for the six months ended June 30, 2023 compared with the prior year period. These decreases were primarily attributable to decline in demand for our Goods and Local categories and an overall decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Revenue
Local	$85,475	$101,469	(15.8)%	$166,854	$198,390	(15.9)%
Goods	4,780	6,204	(23.0)	9,845	14,498	(32.1)
Travel	5,579	4,451	25.3	8,394	9,400	(10.7)
Total revenue	$95,834	$112,124	(14.5)	$185,093	$222,288	(16.7)

Cost of revenue
Local	$11,012	$13,877	(20.6)%	$22,399	$27,040	(17.2)%
Goods	797	1,248	(36.1)	1,742	2,707	(35.6)
Travel	932	1,096	(15.0)	1,917	2,391	(19.8)
Total cost of revenue	$12,741	$16,221	(21.5)	$26,058	$32,138	(18.9)

Gross profit
Local	$74,463	$87,592	(15.0)%	$144,455	$171,350	(15.7)%
Goods	3,983	4,956	(19.6)	8,103	11,791	(31.3)
Travel	4,647	3,355	38.5	6,477	7,009	(7.6)
Total gross profit	$83,093	$95,903	(13.4)	$159,035	$190,150	(16.4)

Gross margin (1)	34.7%	35.3%		34.2%	35.4%

% of Consolidated revenue	74.2%	73.2%		73.8%	72.5%
% of Consolidated cost of revenue	78.9	84.3		78.9	83.3
% of Consolidated gross profit	73.6	71.6		73.1	71.0
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended June 30, 2023 and 2022:
North America revenue, cost of revenue and gross profit decreased by $16.3 million, $3.5 million and $12.8 million for the three months ended June 30, 2023 compared with the prior year period. The revenue and gross profit declines were primarily attributable to an overall decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.
Comparison of the Six Months Ended June 30, 2023 and 2022:
North America revenue, cost of revenue and gross profit decreased by $37.2 million, $6.1 million and $31.1 million for the six months ended June 30, 2023 compared with the prior year period. The revenue and gross profit declines were primarily attributable to an overall decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America marketing and contribution profit for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Marketing	$14,447	$19,629	(26.4)%	$29,750	$47,620	(37.5)%
% of Gross profit	17.4%	20.5%		18.7%	25.0%

Contribution profit	$68,646	$76,274	(10.0)%	$129,285	$142,530	(9.3)%
Comparison of the Three Months Ended June 30, 2023 and 2022:
North America marketing expense and marketing expense as a percentage of gross profit decreased for the three months ended June 30, 2023 compared with the prior year period driven primarily by a decrease in marketing-related payroll, traffic declines, and a lower investment in our online marketing spend.
North America contribution profit decreased for the three months ended June 30, 2023 compared with the prior year period primarily due to a decrease in gross profit.
Comparison of the Six Months Ended June 30, 2023 and 2022:
North America marketing expense and marketing expense as a percentage of gross profit decreased for the six months ended June 30, 2023 compared with the prior year period driven primarily by traffic declines and a lower investment in our online marketing spend.
North America contribution profit decreased for the six months ended June 30, 2023 compared with the prior year period primarily due to a decrease in gross profit.
International
Operating Metrics
International segment gross billings and units for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Gross billings
Local	$87,688	$96,784	(9.4)%	$181,488	$196,444	(7.6)%
Goods	20,000	30,861	(35.2)	42,256	66,211	(36.2)
Travel	9,934	15,252	(34.9)	24,149	31,014	(22.1)
Total gross billings	$117,622	$142,897	(17.7)	$247,893	$293,669	(15.6)

Units
Local	2,862	3,181	(10.0)%	6,190	6,510	(4.9)%
Goods	746	1,205	(38.1)	1,632	2,676	(39.0)
Travel	53	79	(32.9)	137	191	(28.3)
Total units	3,661	4,465	(18.0)	7,959	9,377	(15.1)
International TTM active customers for the trailing twelve months ended June 30, 2023 and 2022 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2023	2022	% Change
TTM Active customers	6,884	7,979	(13.7)%

Comparison of the Three Months Ended June 30, 2023 and 2022:
International gross billings, units and TTM active customers decreased by $25.3 million, 0.8 million and 1.1 million for the three months ended June 30, 2023 compared with the prior year period. These declines were primarily attributable to a decrease in demand. In addition, there was a $1.2 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.
Comparison of the Six Months Ended June 30, 2023 and 2022:
International gross billings and units decreased by $45.8 million and 1.4 million for the six months ended June 30, 2023 compared with the prior year period. These declines were primarily attributable to a decrease in demand. In addition, there was a $6.4 million unfavorable impact on gross billings from year-over-year changes in foreign currency exchange rates.
Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Revenue
Local	$27,374	$32,111	(14.8)%	$52,639	$65,261	(19.3)%
Goods	3,729	5,748	(35.1)	7,975	12,527	(36.3)
Travel	2,172	3,233	(32.8)	5,013	6,460	(22.4)
Total revenue	$33,275	$41,092	(19.0)	$65,627	$84,248	(22.1)

Cost of revenue
Local	$2,415	$2,676	(9.8)%	$5,038	$5,272	(4.4)%
Goods	732	—	NM	1,320	396	NM
Travel	256	347	(26.2)	628	757	(17.0)
Total cost of revenue	$3,403	$3,023	12.6	$6,986	$6,425	8.7

Gross profit
Local	$24,959	$29,435	(15.2)%	$47,601	$59,989	(20.7)%
Goods	2,997	5,748	(47.9)	6,655	12,131	(45.1)
Travel	1,916	2,886	(33.6)	4,385	5,703	(23.1)
Total gross profit	$29,872	$38,069	(21.5)	$58,641	$77,823	(24.6)

Gross margin (1)	28.3%	28.8%		26.5%	28.7%

% of Consolidated revenue	25.8%	26.8%		26.2%	27.5%
% of Consolidated cost of revenue	21.1	15.7		21.1	16.7
% of Consolidated gross profit	26.4	28.4		26.9	29.0
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended June 30, 2023 and 2022
International revenue and gross profit decreased by $7.8 million and $8.2 million for the three months ended June 30, 2023 compared with the prior year period. Those declines were primarily due to a shift in mix to lower margin offerings, as well as the de-emphasis on our Goods category.
Comparison of the Six Months Ended June 30, 2023 and 2022
International revenue and gross profit decreased by $18.6 million and $19.2 million for the six months ended June 30, 2023 compared with the prior year period. Those declines were primarily due to a shift in mix to lower margin offerings, as well as the de-emphasis on our Goods category. Revenue and gross profit also had an unfavorable impact of $1.6 million and $1.4 million from year-over-year changes in foreign currency exchange rates.

Marketing and Contribution Profit
International marketing and contribution profit for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Marketing	$7,820	$9,743	(19.7)%	$17,365	$21,168	(18.0)%
% of Gross profit	26.2%	25.6%		29.6%	27.2%

Contribution profit	$22,052	$28,326	(22.1)%	$41,276	$56,655	(27.1)%
Comparison of the Three Months Ended June 30, 2023 and 2022:
International marketing expense decreased for the three months ended June 30, 2023 compared with the prior year period primarily due to traffic declines and a lower investment in our online marketing spend. Marketing expense as a percentage of gross profit increased for the three months ended June 30, 2023 compared with the prior year period primarily due to a decrease in gross profit.
The decrease in International contribution profit for the three months ended June 30, 2023 compared with the prior year period was primarily attributable to a decrease in gross profit.
Comparison of the Six Months Ended June 30, 2023 and 2022:
International marketing expense decreased for the six months ended June 30, 2023 compared with the prior year period primarily due to traffic declines and a lower investment in our online marketing spend. Marketing expense as a percentage of gross profit increased for the six months ended June 30, 2023 compared with the prior year period primarily due to a decrease in gross profit.
The decrease in International contribution profit for the six months ended June 30, 2023 compared with the prior year period was primarily attributable to a decrease in gross profit.
Consolidated Operating Expenses
Operating expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Marketing	$22,267	$29,372	(24.2)%	$47,115	$68,788	(31.5)%
Selling, general and administrative	96,263	123,938	(22.3)	197,897	250,358	(21.0)
Goodwill impairment	—	35,424	(100.0)	—	35,424	(100.0)
Long-lived asset impairment	—	8,811	(100.0)	—	8,811	(100.0)
Restructuring and related charges	(689)	2,939	(123.4)	8,105	3,251	149.3
Total operating expenses	$117,841	$200,484	(41.2)	$253,117	$366,632	(31.0)

% of Gross profit:
Marketing	19.7%	21.9%		21.6%	25.7%
Selling, general and administrative	85.2%	92.5%		90.9%	93.4%
Comparison of the Three Months Ended June 30, 2023 and 2022:
Marketing expense and marketing expense as a percentage of gross profit decreased for the three months ended June 30, 2023 compared with the prior year period due to a decrease in marketing-related payroll, traffic declines, and a lower investment in our online marketing spend.
SG&A and SG&A as a percentage of gross profit decreased for the three months ended June 30, 2023 compared with the prior year period primarily due to a decrease in payroll costs.
We recognized goodwill impairment of $35.4 million and long-lived asset impairment of $8.8 million during the second quarter 2022. We had no similar activity in the current year period.

Restructuring and related charges decreased for the three months ended June 30, 2023 compared with the prior year period primarily due to changes in estimates related to our 2020 Restructuring Plan, which resulted in credits recognized during the three months ended June 30, 2023. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Comparison of the Six Months Ended June 30, 2023 and 2022:
Marketing expense and marketing expense as a percentage of gross profit decreased for the six months ended June 30, 2023 compared with the prior year period due to traffic declines and a lower investment in our online marketing spend.
SG&A and SG&A as a percentage of gross profit decreased for the six months ended June 30, 2023 compared with the prior year period primarily due to a decrease in payroll costs.
We recognized goodwill impairment of $35.4 million and long-lived asset impairment of $8.8 million during the second quarter 2022. We had no similar activity in the current year period.
Restructuring and related charges increased for the six months ended June 30, 2023 compared with the prior year period primarily due to severance and benefit costs incurred for the 2022 Restructuring Plan, which was approved by our Board in August 2022. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest expense, interest income, and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other income (expense), net	$(4,805)	$(21,340)	$(1,735)	$(26,220)
Comparison of the Three Months Ended June 30, 2023 and 2022:
The change in Other income (expense), net for the three months ended June 30, 2023 as compared with the prior year period is primarily related to a $15.6 million change in foreign currency gains and losses.
Comparison of the Six Months Ended June 30, 2023 and 2022:
The change in Other income (expense), net for the six months ended June 30, 2023 as compared with the prior year period is primarily related to a $23.9 million change in foreign currency gains and losses.
Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Provision (benefit) for income taxes	$2,323	$2,398	(3.1)%	$3,441	$(277)	NM
Effective tax rate	(24.0)%	(2.7)%		(9.3)%	0.2%
Comparison of the Three and Six Months Ended June 30, 2023 and 2022:
The effective tax rates for the three and six months ended June 30, 2023 and 2022 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The three and six months ended June 30, 2022 were also impacted by the reduction to our estimated annual tax rate due to an increase in expected annual losses. For the three months ended June 30, 2022, we had a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we were not expecting to be able to realize. We recorded a valuation allowance against the remaining U.S. federal and state deferred tax assets in Q4 2022. For the three and six months ended June 30, 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three and six months ended June 30, 2023 and 2022, special charges and credits included charges related to our 2022 and 2020 restructuring plans and impairment of goodwill and long-lived assets. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Net income (loss), for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(12,004)	$(90,250)	$(40,617)	$(124,602)
Adjustments:
Stock-based compensation	7,519	8,572	9,882	16,078
Depreciation and amortization	13,243	16,494	27,748	33,863
Goodwill impairment	—	35,424	—	35,424
Long-lived asset impairment	—	8,811	—	8,811
Restructuring and related charges (1)	(689)	2,939	8,105	3,251
Other (income) expense, net	4,805	21,340	1,735	26,220
Provision (benefit) for income taxes	2,323	2,398	3,441	(277)
Total adjustments	27,201	95,978	50,911	123,370
Adjusted EBITDA	$15,197	$5,728	$10,294	$(1,232)
(1)Includes right-of-use asset impairment of $1.2 million presented within Restructuring and related charges during the three and six months ended June 30, 2022. See Item 1, Note 9, Restructuring and Related Charges, for more information.
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
The following tables represent the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023
	At Avg. Q2 2022 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$392,232	$1,226	$393,458
Revenue	128,751	358	129,109
Cost of revenue	16,104	40	16,144
Gross profit	112,647	318	112,965
Marketing	22,135	132	22,267
Selling, general and administrative	95,928	335	96,263
Restructuring and related charges	(657)	(32)	(689)
Income (loss) from operations	(4,759)	(117)	(4,876)

	Six Months Ended June 30, 2023
	At Avg. Q2 2022 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$796,311	$(6,428)	$789,883
Revenue	252,311	(1,591)	250,720
Cost of revenue	33,190	(146)	33,044
Gross profit	219,121	(1,445)	217,676
Marketing	47,501	(386)	47,115
Selling, general and administrative	199,077	(1,180)	197,897
Restructuring and related charges	8,394	(289)	8,105
Income (loss) from operations	(35,851)	410	(35,441)

(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Liquidity and Capital Resources
Our principal source of liquidity is our cash balance, which includes outstanding borrowings under the Existing Credit Agreement, totaling $118.1 million as of June 30, 2023.
Our net cash flows from operating, investing and financing activities for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash provided by (used in):
Operating activities	$(42,310)	$(30,192)	$(118,630)	$(108,356)
Investing activities	(2,483)	(9,779)	(11,496)	(23,695)
Financing activities	(2,939)	(43,340)	(32,136)	(46,304)
Our free cash flow for the three and six months ended June 30, 2023 and 2022 and a reconciliation to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities, for those periods were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$(42,310)	$(30,192)	$(118,630)	$(108,356)
Purchases of property and equipment and capitalized software	(2,253)	(9,148)	(11,797)	(22,149)
Free cash flow	$(44,563)	$(39,340)	$(130,427)	$(130,505)
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
Net cash provided by (used in) operating activities
For the six months ended June 30, 2023, our net cash used in operating activities was $118.6 million as compared with the prior year period of $108.4 million. The cash outflow in the six months ended June 30, 2023 is slightly higher than the six months ended June 30, 2022, primarily driven by higher net cash outflows from changes in working capital and other assets and liabilities, including a $9.6 million payment to early terminate our lease at 600 West Chicago.
Net cash provided by (used in) investing activities
For the six months ended June 30, 2023, our net cash used in investing activities was $11.5 million as compared with the prior year period of $23.7 million. The year-over-year change was primarily driven by fewer purchases of property and equipment and capitalized software during the six months ended June 30, 2023.
Net cash provided by (used in) financing activities
For the six months ended June 30, 2023, our net cash used in financing activities was $32.1 million as compared with the prior year period of $46.3 million. The year-over-year change was primarily driven by $40.0 million in payments of borrowings under our revolving credit facility during the six months ended June 30, 2022, compared with $28.3 million in payments during the current year period.
In March 2023, we entered into the Fourth Amendment to the Amended Credit Agreement which reduced borrowing capacity under our senior secured revolving credit facility from $150.0 million to $75.0 million. In connection with the Fourth Amendment, we repaid $27.3 million of outstanding borrowings. Prior to entering into the Fourth Amendment, our access to the full capacity of our Amended Credit Agreement was partially restricted and our liquidity impacted accordingly. There are no assurances that we will be able to continue to have access to the full capacity of our Existing Credit Agreement and our liquidity could be impacted accordingly. See Item 1, Note 5, Financing Arrangements for additional information. Any material increase in receivable holdbacks or reserve requirements could have a material impact on our cash flow and available liquidity.
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
Our net cash used in operating activities was $136.0 million and $124.0 million for the years ended December 31, 2022 and December 31, 2021. Net cash used in operating activities was $118.6 million and $108.4 million for the six months ended June 30, 2023 and 2022. Cash and cash equivalents were $118.1 million as of June 30, 2023. As described above, we entered into a fourth amendment to the revolving credit agreement in March 2023, which matures on May 14, 2024. The maturing credit facility together with cash outflows and operating losses indicate that we may not be able to meet our obligations over the next twelve months. These conditions and events, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern.
We are currently evaluating several different options to enhance our liquidity position. These options include, but are not limited to, pursuing additional financing from both the public and private markets and potential monetization of certain non-core assets. In addition, we expect to pursue additional cost savings initiatives under our 2022 Cost Savings Plan (as defined in Item 1, Note 9, Restructuring), such as, but not limited to, additional restructuring actions, renegotiating contractual arrangements with certain service providers and continuing to make elective decisions to eliminate vacant positions rather than rehire. Management will also take steps designed to minimize the risk certain payment processors will require reserves or holdback receivables. While management intends to improve our liquidity and our ability to meet our obligations through the plans described above, those plans are not final and are subject to market and other conditions not within our control. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. As of July 31, 2023, cash and cash equivalents were $100.1 million
As of June 30, 2023, we had $32.7 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, Indian Rupees, Polish Zloty, Swiss Franc, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2023 did not materially change from the amounts set forth in our 2022 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2023.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British Pound Sterling, Canadian dollar, Indian Rupee, Polish Zloty, Swiss Franc, and, to a lessor extent, Australian dollar, which exposes us to foreign currency risk. For the three and six months ended June 30, 2023, we derived approximately 25.8% and 26.2% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of June 30, 2023 and December 31, 2022.
As of June 30, 2023, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $93.9 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $9.4 million. This compares with a $111.9 million working capital deficit subject to foreign currency exposure as of December 31, 2022, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $11.2 million.
Interest Rate Risk
Our cash balance as of June 30, 2023 consists of bank deposits so exposure to market risk for changes in interest rates is limited. The 2026 Notes have an aggregate principal amount of $230.0 million and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes along with other variables such as our credit spreads and the market price and volatility of our common stock. Our Existing Credit Agreement provides for aggregate principal borrowings of up to $75.0 million. As of June 30, 2023, we had $46.7 million of borrowings outstanding and $24.5 million of outstanding letters of credit under the Existing Credit Agreement. See Item 2, Liquidity and Capital Resources, for additional information. Because borrowings under the Existing Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Existing Credit Agreement. We have $21.5 million of lease obligations as of June 30, 2023. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.

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
Based on this evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.
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
Remediation Plan and Status
As of June 30, 2023, the material weakness previously disclosed has not yet been fully remediated. In response to the material weakness in our internal control over financial reporting, management has designed and implemented control activities related to complex manual calculations used to record certain month-end balances. We will continue to work towards full remediation of this material weakness to improve our internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, and Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, except as supplemented and updated below:
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

Our net cash used in operating activities was $136.0 million and $124.0 million for the years ended December 31, 2022 and December 31, 2021. Net cash used in operating activities was $118.6 million and $108.4 million for the six months ended June 30, 2023 and 2022. Cash and cash equivalents were $118.1 million as of June 30, 2023. We entered into a fourth amendment to the revolving credit agreement in March 2023, which reduced our borrowing capacity and modified certain financial covenants as described in Note 5, Financing Arrangements. The fourth amendment to the revolving credit agreement matures on May 14, 2024. The maturing credit facility together with cash outflows and operating losses indicate that we may not be able to meet our obligations over the next twelve months. These conditions and events, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern.
We are currently evaluating several different options to enhance our liquidity position. These options include, but are not limited to, pursuing additional financing from both the public and private markets and potential monetization of certain non-core assets. In addition, we expect to pursue additional cost savings initiatives under our 2022 Cost Savings Plan, such as, but not limited to, additional restructuring actions, renegotiating contractual arrangements with certain service providers and continuing to make elective decisions to eliminate vacant positions rather than rehire. Management will also take steps designed to minimize the risk certain payment processors will require reserves or holdback receivables. While management intends to improve our liquidity and our ability to meet our obligations through the plans described above, those plans are not final and are subject to market and other conditions not within our control. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2023, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of June 30, 2023, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2022.
The following table provides information about purchases of shares of our common stock during the three months ended June 30, 2023 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2023	50,088	$3.73	—	—
May 1-31, 2023	214,771	4.68	—	—
June 1-30, 2023	3,508	4.28	—	—
Total	268,367	$4.50	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*
Amended and Restated Groupon, Inc. 2011 Incentive Plan, as amended or amended and restated (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule DEF14A filed on May 1, 2023)

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
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August 2023.

GROUPON, INC.
By:	/s/ Jiri Ponrt
	Name:	Jiri Ponrt
	Title:	Chief Financial Officer