Form 10-Q
period 2023-09-30
Groupon, Inc.
filed 2023-11-09
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Yes ☐        No  ☒
As of November 6, 2023, there were 31,853,378 shares of the registrant's common stock outstanding.

______________________________________________________

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability resulting from the conflicts in Ukraine and the Middle East; global economic uncertainty, including as a result of inflationary pressures; ongoing impacts from the COVID-19 pandemic and labor and supply chain challenges; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; our ability to remediate our material weakness over internal control over financial reporting; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; our ability to continue as a going concern; risks related to our access to capital and outstanding indebtedness, including our convertible senior notes; our common stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our convertible senior notes; difficulties, delays or our inability to successfully complete all or part of the announced restructuring actions or to realize the operating efficiencies and other benefits of such restructuring actions; higher than anticipated restructuring charges or changes in the timing of such restructuring charges; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30 2023 and September 30, 2023, as well as in our Condensed Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$86,085	$281,279
Accounts receivable, net	34,886	44,971
Prepaid expenses and other current assets	48,389	41,101
Total current assets	169,360	367,351
Property, equipment and software, net	36,614	56,731
Right-of-use assets - operating leases, net	3,467	12,127
Goodwill	178,685	178,685
Intangible assets, net	12,758	17,641
Investments	93,694	119,541
Deferred income taxes	13,429	13,550
Other non-current assets	15,855	27,491
Total assets	$523,862	$793,117
Liabilities and equity
Current liabilities:
Short-term borrowings	$46,700	$75,000
Accounts payable	10,475	59,568
Accrued merchant and supplier payables	172,390	225,420
Accrued expenses and other current liabilities	97,855	171,452
Total current liabilities	327,420	531,440
Convertible senior notes, net	226,081	224,923
Operating lease obligations	3,061	9,310
Other non-current liabilities	16,569	18,586
Total liabilities	573,131	784,259
Commitments and contingencies (see Note 6)
Stockholders' equity (deficit)
Common stock, par value $0.0001 per share, 100,500,000 shares authorized; 42,132,235 shares issued and 31,838,118 shares outstanding at September 30, 2023; 40,786,996 shares issued and 30,492,879 shares outstanding at December 31, 2022	4	4
Additional paid-in capital	2,336,830	2,322,672
Treasury stock, at cost, 10,294,117 shares at September 30, 2023 and December 31, 2022	(922,666)	(922,666)
Accumulated deficit	(1,477,589)	(1,394,477)
Accumulated other comprehensive income (loss)	13,980	2,942
Total Groupon, Inc. stockholders' equity (deficit)	(49,441)	8,475
Noncontrolling interests	172	383
Total equity (deficit)	(49,269)	8,858
Total liabilities and equity (deficit)	$523,862	$793,117

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$126,474	$144,390	$377,194	$450,926
Cost of revenue	15,796	18,668	48,840	57,231
Gross profit	110,678	125,722	328,354	393,695
Operating expenses:
Marketing	28,898	37,897	76,013	106,685
Selling, general and administrative	80,016	119,243	277,913	369,601
Goodwill impairment	—	—	—	35,424
Long-lived asset impairment	—	—	—	8,811
Restructuring and related charges	2,228	4,912	10,333	8,163
Total operating expenses	111,142	162,052	364,259	528,684
Income (loss) from operations	(464)	(36,330)	(35,905)	(134,989)
Other income (expense), net	(39,525)	(23,541)	(41,260)	(49,761)
Income (loss) before provision (benefit) for income taxes	(39,989)	(59,871)	(77,165)	(184,750)
Provision (benefit) for income taxes	817	(4,328)	4,258	(4,605)
Net income (loss)	(40,806)	(55,543)	(81,423)	(180,145)
Net (income) loss attributable to noncontrolling interests	(552)	(680)	(1,689)	(2,157)
Net income (loss) attributable to Groupon, Inc.	$(41,358)	$(56,223)	$(83,112)	$(182,302)

Basic and diluted net income (loss) per share:	$(1.31)	$(1.86)	$(2.68)	$(6.06)

Basic and diluted weighted average number of shares outstanding:	31,500,489	30,307,734	31,039,668	30,070,598

Comprehensive income (loss):
Net income (loss)	$(40,806)	$(55,543)	$(81,423)	$(180,145)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on foreign currency translation adjustments	11,141	22,283	11,038	46,470
Comprehensive income (loss)	(29,665)	(33,260)	(70,385)	(133,675)
Comprehensive (income) loss attributable to noncontrolling interest	(552)	(680)	(1,689)	(2,157)
Comprehensive income (loss) attributable to Groupon, Inc.	$(30,217)	$(33,940)	$(72,074)	$(135,832)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	40,786,996	$4	$2,322,672	(10,294,117)	$(922,666)	$(1,394,477)	$2,942	$8,475	$383	$8,858
Comprehensive income (loss)	—	—	—	—	—	(29,147)	(5,848)	(34,995)	534	(34,461)
Vesting of restricted stock units and performance share units	420,471	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	33,803	—	246	—	—	—	—	246	—	246
Tax withholdings related to net share settlements of stock-based compensation awards	(140,819)	—	(1,031)	—	—	—	—	(1,031)	—	(1,031)
Stock-based compensation on equity-classified awards	—	—	2,547	—	—	—	—	2,547	—	2,547
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(637)	(637)
Balance at March 31, 2023	41,100,451	$4	$2,324,434	(10,294,117)	$(922,666)	$(1,423,624)	$(2,906)	$(24,758)	$280	$(24,478)
Comprehensive income (loss)	—	—	—	—	—	(12,607)	5,745	(6,862)	603	(6,259)
Vesting of restricted stock units and performance share units	689,050	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(268,367)	—	(1,207)	—	—	—	—	(1,207)	—	(1,207)
Stock-based compensation on equity-classified awards	—	—	7,809	—	—	—	—	7,809	—	7,809
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(692)	(692)
Balance at June 30, 2023	41,521,134	$4	$2,331,036	(10,294,117)	$(922,666)	$(1,436,231)	$2,839	$(25,018)	$191	$(24,827)
Comprehensive income (loss)	—	—	—	—	—	(41,358)	11,141	(30,217)	552	(29,665)
Exercise of stock options	437,500	—	2,625	—	—	—	—	2,625	—	2,625
Vesting of restricted stock units and performance share units	250,709	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	12,076	—	61	—	—	—	—	61	—	61
Tax withholdings related to net share settlements of stock-based compensation awards	(89,184)	—	(980)	—	—	—	—	(980)	—	(980)
Stock-based compensation on equity-classified awards	—	—	4,088	—	—	—	—	4,088	—	4,088
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(571)	(571)
Balance at September 30, 2023	42,132,235	$4	$2,336,830	(10,294,117)	$(922,666)	$(1,477,589)	$13,980	$(49,441)	$172	$(49,269)
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
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income (loss)	$(81,423)	$(180,145)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	34,110	42,172
Amortization of acquired intangible assets	6,206	6,397
Impairment of Goodwill	—	35,424
Impairment of long-lived assets	—	8,811
Restructuring-related impairment	—	2,949
Stock-based compensation	13,771	24,194
(Gain) loss from changes in fair value of investment	25,751	—
(Gain) loss on early lease termination	—	(4,471)
Foreign currency (gains) losses, net	9,528	39,879
Change in assets and liabilities:
Accounts receivable	10,225	(9,321)
Prepaid expenses and other current assets	14,357	(4,086)
Right-of-use assets - operating leases	7,985	22,896
Accounts payable	(49,082)	13,222
Accrued merchant and supplier payables	(52,497)	(80,436)
Accrued expenses and other current liabilities	(44,716)	(40,331)
Operating lease obligations	(22,011)	(32,200)
Payment for early lease termination	(9,724)	—
Other, net	5,035	3,196
Net cash provided by (used in) operating activities	(132,485)	(151,850)
Investing activities
Purchases of property and equipment and capitalized software	(15,917)	(30,495)
Proceeds from sale of assets	1,475	—
Acquisitions of intangible assets and other investing activities	(2,523)	(2,077)
Net cash provided by (used in) investing activities	(16,965)	(32,572)
Financing activities
Proceeds from borrowings under revolving credit agreement	—	50,000
Payments of borrowings under revolving credit agreement	(28,300)	(40,000)
Taxes paid related to net share settlements of stock-based compensation awards	(3,126)	(5,601)
Proceeds from stock option exercises and employee stock purchase plan	2,932	1,105
Other financing activities	(2,459)	(2,996)
Net cash provided by (used in) financing activities	(30,953)	2,508
Effect of exchange rate changes on cash, cash equivalents and restricted cash	34	(9,240)
Net increase (decrease) in cash, cash equivalents and restricted cash	(180,369)	(191,154)
Cash, cash equivalents and restricted cash, beginning of period (1)	281,696	499,483
Cash, cash equivalents and restricted cash, end of period (1)	$101,327	$308,329

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,713	$4,361
Income tax payments	$4,833	$4,483
Supplemental cash flow information on our leasing obligations
Cash paid for amounts included in the measurement of operating lease liabilities	$21,032	$22,640
Right-of-use assets obtained in exchange for operating lease liabilities	$543	$2,669

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(1)The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of September 30, 2023, December 31, 2022, September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$86,085	$281,279	$307,998	$498,726
Restricted cash included in prepaid expenses and other current assets	15,242	417	331	757
Cash, cash equivalents and restricted cash	$101,327	$281,696	$308,329	$499,483
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
Our operations are organized into two segments: North America and International. See Note 13, Segment Information.
Unaudited Interim Financial Information
We have prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities Exchange Commission ("SEC") for interim financial reporting. These Condensed Consolidated Financial Statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss), Cash Flows and Stockholders' Equity (Deficit) for the periods presented. These Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Going Concern
The accompanying Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. ASC 205-40 Presentation of Financial Statements - Going Concern, requires management to assess the reporting entity's ability to continue as a going concern. In accordance with this guidance, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued.
Our net cash used in operating activities was $136.0 million and $124.0 million for the years ended December 31, 2022 and December 31, 2021. Net cash used in operating activities was $132.5 million and $151.9 million for the nine months ended September 30, 2023 and 2022. Cash and cash equivalents were $86.1 million as of September 30, 2023. We entered into a fourth amendment to the revolving credit agreement in March 2023, which reduced our borrowing capacity and modified certain financial covenants as described in Note 5, Financing Arrangements. The fourth amendment to the revolving credit agreement matures on May 14, 2024. The maturing credit facility together with cash outflows and operating losses indicate that we may not be able to meet our obligations over the next twelve months. These conditions and events, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern.
We are currently executing plans intended to enhance our liquidity position. These plans include, but are not limited to, completing the fully backstopped rights offering described in Note 14, Subsequent Events and monetizing certain non-core assets. In October 2023, we sold a portion of our non-controlling interest in SumUp

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Holdings S.a.r.l. ("SumUp") for $8.8 million as described in Note 3, Investments. We continue to consider other options to improve our liquidity, such as pursuing additional financing from both the public and private markets and monetization of certain non-core assets, including the remainder of our investment in SumUp. In addition, we expect to pursue additional cost savings initiatives under our 2022 Cost Savings Plan (as defined in Note 9, Restructuring and Related Charges), such as, but not limited to, additional restructuring actions, renegotiating contractual arrangements with certain service providers and continuing to make elective decisions to eliminate vacant positions rather than rehire. Management will also take steps designed to minimize the risk certain payment processors will require reserves or holdback receivables. While management intends to improve our liquidity and our ability to meet our obligations through the plans described above, with the exception of the completed sale of a portion of our SumUp investment, those plans are subject to market or other conditions not within our control. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three and nine months ended September 30, 2023.
NOTE 2. GOODWILL AND LONG-LIVED ASSETS
We performed an assessment in the first, second, and third quarters of 2023 and did not identify a triggering event that would have required us to test for impairment for such periods.
We determined the impact to our business from the new variant of COVID-19 during the first quarter of 2022 and a downward revision of our forecast during the second quarter of 2022 required us to evaluate our goodwill and long-lived assets for impairment. Additionally, during the third quarter of 2022, we determined the carrying amount of one of our right-of-use-assets related to our 2020 Restructuring Plan may not be fully recoverable due to collectability of sublease income. For the first quarter of 2022, our interim quantitative assessment did not identify any goodwill or long-lived asset impairment. For the second quarter of 2022, we recognized $35.4 million of goodwill impairment within our International reporting unit, representing a full impairment of goodwill for that reporting unit. For the second and third quarters of 2022, we recognized long-lived asset impairment related to certain asset groups within our North America and International segments, which included impairment related to our 2020 Restructuring Plan. See details in the tables below and Note 9, Restructuring and Related Charges, for more information.
In order to evaluate goodwill and long-lived assets for impairment in 2022, we compared the fair value of our two reporting units, North America and International, and our asset groups to their carrying values. In determining the fair values of our reporting units and asset groups, we used the discounted cash flow method under the income approach that uses Level 3 inputs.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Goodwill
As of September 30, 2023 and December 31, 2022, the balance of our goodwill was $178.7 million. There was no goodwill activity during the nine months ended September 30, 2023. All goodwill is within our North America segment, which had a negative carrying value as of September 30, 2023.

Long-Lived Assets
The following table summarizes impairment charges presented within the following line items on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Long-lived asset impairment
North America	$—	$—
International	—	8,811
Total Long-lived asset impairment	—	8,811
Restructuring and related charges
North America	1,769	1,769
International	—	1,180
Total Restructuring and related charges	1,769	2,949
Total impairment	$1,769	$11,760

The following table summarizes long-lived asset impairment by asset type for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Property, equipment and software, net
Leasehold improvements	$—	$1,632
Computer hardware	—	1,323
Other property, equipment and software, net	—	416
Total Property, equipment and software, net	—	3,371
Right-of-use assets - operating leases, net	1,769	8,389
Total long-lived asset impairment	$1,769	$11,760

The following table summarizes intangible assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$18,061	$16,554	$1,507	$17,912	$14,327	$3,585
Trade names	9,359	8,610	749	9,340	8,382	958
Patents	13,750	7,250	6,500	13,341	6,701	6,640
Other intangible assets	9,296	5,294	4,002	17,517	11,059	6,458
Total	$50,466	$37,708	$12,758	$58,110	$40,469	$17,641

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $2.0 million and $2.1 million for the three months ended September 30, 2023 and 2022 and $6.2 million and $6.4 million for the nine months ended September 30, 2023 and 2022. As of September 30, 2023, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2023	$1,592
2024	4,334
2025	2,852
2026	1,988
2027	1,314
Thereafter	678
Total	$12,758
NOTE 3. INVESTMENTS
As of September 30, 2023 and December 31, 2022, our carrying value in other equity investments, which relates to our non-controlling interest in SumUp, a privately-held mobile payments company, was $93.7 million and $119.5 million and our available-for-sale securities and fair value option investments had a carrying value of zero.
Other equity investments represent equity investments without readily determinable fair values recorded at cost adjusted for observable price changes and impairments. During the third quarter 2023, we recorded a remeasurement of our investment in SumUp, resulting in a decline of $25.8 million based on a preliminary Share Purchase Agreement (the "Purchase Agreement"). This remeasurement represents non-cash investing activity. The loss was driven by a share price reduction on a Euro basis as well as foreign currency depreciation of US dollars versus Euros. The loss on the remeasurement is classified within Other income (expense), net on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023. On October 6, 2023, we entered into the Purchase Agreement agreeing to sell approximately 9.4% of our shares in SumUp. Subsequently in October, the overall transaction was finalized and we received cash of $8.8 million in connection with the sale. As a result of the transaction, our non-controlling equity interest in SumUp decreased from 2.29% to 2.08%.
There were no changes in fair value of our available-for-sale securities and fair value option investments for the three and nine months ended September 30, 2023.
The following table summarizes our percentage ownership in our investments as of the dates noted below:

	September 30, 2023 and December 31, 2022
Other equity investments	1%	to	19%
Available-for-sale securities	1%	to	19%
Fair value option investments	10%	to	19%

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$9,042	$16,048
Income taxes receivable	8,517	6,691
Deferred cloud implementation cost, net	10,661	9,362
Restricted cash (1)	15,242	331
Other	4,927	8,669
Total prepaid expenses and other current assets	$48,389	$41,101
(1) Consists of cash collateral related to our letters of credit. See Note 5, Financing Arrangements for additional information.
The following table summarizes Other non-current assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Deferred contract acquisition costs, net	$3,134	$4,815
Deferred cloud implementation costs, net	8,330	17,684
Other	4,391	4,992
Total other non-current assets	$15,855	$27,491
The following table summarizes Accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Refund reserve	$4,394	$11,072
Compensation and benefits	10,210	15,005
Accrued marketing	5,687	19,596
Restructuring-related liabilities	1,973	4,782
Customer credits	25,246	36,220
Operating lease obligations	11,195	37,525
Other (1)	39,150	47,252
Total accrued expenses and other current liabilities	$97,855	$171,452
(1)Includes certain payroll taxes deferred under the Coronavirus Aid, Relief and Economic Security ("CARES") Act of $2.7 million as of December 31, 2022. This balance was paid in January 2023.
The following table summarizes Other non-current liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Contingent income tax liabilities	$11,387	$11,213
Deferred income taxes	3,101	3,100
Other	2,081	4,273
Total other non-current liabilities	$16,569	$18,586

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Other income (expense), net for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$1,002	$2,626	$9,749	$5,399
Interest expense	(2,834)	(3,760)	(13,949)	(9,849)
Gain (loss) from changes in fair value of investment	(25,847)	—	(25,847)	—
Foreign currency gains (losses), net and other	(11,846)	(22,407)	(11,213)	(45,311)
Total other income (expense), net	$(39,525)	$(23,541)	$(41,260)	$(49,761)
NOTE 5. FINANCING ARRANGEMENTS
Convertible Senior Notes due 2026
The convertible senior notes due 2026 (the "2026 Notes") bear interest at a rate of 1.125% per annum, payable semiannually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 1.83%. The 2026 Notes will mature on March 15, 2026, subject to earlier repurchase, redemption or conversion.
The carrying amount of the 2026 Notes consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Principal amount	$230,000	$230,000
Less: debt discount	(3,919)	(5,077)
Net carrying amount of liability	$226,081	$224,923
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of September 30, 2023 and December 31, 2022 was $127.5 million and $133.1 million and was determined using a lattice model.
During the three and nine months ended September 30, 2023 and 2022, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest	$647	$646	$1,941	$1,940
Amortization of debt discount	388	380	1,158	1,137
Total	$1,035	$1,026	$3,099	$3,077
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
We deferred debt issuance costs of $4.6 million in aggregate in connection with the Existing Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the Condensed Consolidated Balance Sheets and are amortized to interest expense over the term of the respective agreement.
As of September 30, 2023, we were in compliance with the covenants under our Existing Credit Agreement. Non-compliance with the covenants under the Existing Credit Agreement may result in termination of the commitments thereunder and then any outstanding borrowings may be declared due and payable immediately. We have the right to terminate the Existing Credit Agreement or reduce the available commitments at any time.
Amounts committed to outstanding borrowings and letters of credit under our Existing Credit Agreement as of September 30, 2023 and our Amended Credit Agreement as of December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Borrowings	$46,700	$75,000
Letters of credit (1)	25,914	24,900

(1) Under the Existing Credit Agreement, cash collateral is required when letters of credit extend beyond the maturity date of May 14, 2024. This cash is treated as restricted cash on the Condensed Consolidated Balance Sheets. See Note 4, Supplemental Condensed Consolidated Balance Sheets and Statements of Operations Information for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments and future sublease income under our contractually obligated operating subleases as of September 30, 2023 and through the date of this report, did not materially change from the amounts set forth in our 2022 Annual Report on Form 10-K.
We sublease a portion of 600 West Chicago to Uptake, Inc. ("Uptake"). In the first quarter of 2023, we initiated a lawsuit against Uptake in the Circuit Court of Cook County for breach of the lease agreement and that lawsuit remains pending.
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
On June 13, 2023, Groupon was granted final approval of a settlement that resolved four shareholder derivative lawsuits in relation to a previously settled lawsuit that alleged that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program. Under the settlement, Groupon agreed to undertake certain corporate reforms. The Court awarded attorneys' fees in the amount of $950,000 to Plaintiffs' counsel. That amount was covered under Groupon's insurance policies and was paid directly by Groupon's insurance carriers in July 2023.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of September 30, 2023. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of September 30, 2023 is approximately $11.7 million.
In the normal course of business to facilitate transactions related to our operations, we indemnify certain parties, including employees, lessors, service providers, merchants and counterparties to investment agreements and asset and stock purchase agreements with respect to various matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against those parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We are also subject to increased exposure to various claims as a result of our divestitures and acquisitions, particularly in cases where we are entering into new businesses in connection with such acquisitions. We may also become more vulnerable to claims as we expand the range and scope of our services and are subject to laws in jurisdictions where the underlying laws with respect to potential liability are either unclear or less favorable. In addition, we have entered into indemnification agreements with our officers, directors and underwriters, and our bylaws contain similar indemnification obligations that cover officers, directors, employees and other agents.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 7. STOCKHOLDERS' EQUITY (DEFICIT) AND COMPENSATION ARRANGEMENTS
Groupon, Inc. Incentive Plan
In August 2011, we established the Groupon, Inc. 2011 Incentive Plan, as amended and restated (the "2011 Plan"), under which options, restricted stock units and performance stock units for up to 13,775,000 shares of common stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee of the Board of Directors. As of September 30, 2023, 2,728,411 shares of common stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The restricted stock units granted under the 2011 Plan ("Restricted Stock Units") generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes Restricted Stock Unit activity for employees and non-employees under the 2011 Plan for the nine months ended September 30, 2023:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2022	2,876,089	$19.33
Granted	601,314	5.26
Vested	(1,342,961)	19.32
Forfeited	(1,210,548)	15.79
Unvested at September 30, 2023	923,894	$11.32
As of September 30, 2023, $6.1 million of unrecognized compensation costs related to unvested Restricted Stock Units are expected to be recognized over a remaining weighted-average period of 0.85 years.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes stock option activity for the nine months ended September 30, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	—	$—	—	$—
Granted	3,500,000	6.00	3.00	—
Exercised	(437,500)	6.00
Outstanding at September 30, 2023	2,625,000	6.00	2.5	24,465
Vested and exercisable at September 30, 2023	437,500	$6.00	2.5	$4,078
As of September 30, 2023, there was $2.5 million of total unrecognized compensation costs related to unvested stock options granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the nine months ended September 30, 2023 was $0.8 million.
Performance Shares Units
We have previously granted performance share units under the 2011 Plan that vest in shares of our common stock upon the achievement of financial and operational targets specified in the respective award agreement ("Performance Share Units"). Our existing Performance Share Units are subject to continued service through the period dictated by the award and certification by the Compensation Committee of the Board that the specified performance conditions have been achieved.
The table below summarizes Performance Share Unit activity under the 2011 Plan for the nine months ended September 30, 2023:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2022	17,269	$24.13
Granted	482,991	13.31
Vested	(17,269)	24.13
Forfeited	—	—
Unvested at September 30, 2023	482,991	$13.31
As of September 30, 2023, $4.2 million of unrecognized compensation costs related to unvested Performance Share Units are expected to be recognized over a remaining weighted-average period of 0.58 years.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three and nine months ended September 30, 2023 and 2022.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds and, to a lesser extent, for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the nine months ended September 30, 2023 (in thousands):

Customer Credits
Balance as of December 31, 2022	$36,220
Credits issued	62,685
Credits redeemed (1)	(65,944)
Breakage revenue recognized	(7,680)
Foreign currency translation	(35)
Balance as of September 30, 2023	$25,246
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and service revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, deferred contract acquisition costs were $4.0 million and $5.9 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $1.8 million and $2.7 million of deferred contract acquisition costs for the three months ended September 30, 2023 and 2022, and $6.2 million and $8.3 million for the nine months ended September 30, 2023 and 2022.
Allowance for Expected Credit Losses on Accounts Receivable
Accounts receivable primarily represents the net cash due from credit card and other payment processors and from merchants and performance marketing networks for commissions earned on consumer purchases. We establish an allowance for expected credit losses on accounts receivable based on identifying the following customer risk characteristics: size, type of customer and payment terms offered in the normal course of business. Receivables with similar risk characteristics are grouped into pools. For each pool, we consider the historical credit loss experience, current economic conditions, bankruptcy filings, published or estimated credit default rates, age of the receivable and any recoveries in assessing the lifetime expected credit losses.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the nine months ended September 30, 2023 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2022	$4,538
Change in provision	(853)
Write-offs	(631)
Foreign currency translation	15
Balance as of September 30, 2023	$3,069
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We recognized variable consideration from unredeemed vouchers that were sold in a prior period of $5.2 million and $7.4 million for the three months ended September 30, 2023 and 2022, and $6.2 million and $9.4 million for the nine months ended September 30, 2023 and 2022. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements.
NOTE 9. RESTRUCTURING AND RELATED CHARGES
In August 2022 and April 2020, we initiated Board-approved restructuring plans. Costs incurred related to the restructuring plans are classified as Restructuring and related charges on the Condensed Consolidated Statements of Operations. The restructuring activities are summarized by plan in the sections below.
2022 Restructuring Plan
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure to align with our go-forward business and financial objectives (the "2022 Cost Savings Plan"). The 2022 Cost Savings Plan included a restructuring plan, approved by our Board on August 5, 2022 (the “2022 Restructuring Plan”). The 2022 Restructuring Plan, including the first phase initiated August 2022, second phase initiated January 2023 and the third phase initiated July 2023 is expected to include an overall reduction of approximately 1,150 positions globally, with the majority of these reductions completed as of March 31, 2023 and the remainder expected to occur by the end of 2024. In connection with these actions, we expect to record total pre-tax charges of $23.6 million to $30.6 million. A majority of the pre-tax charges are expected to be paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We have incurred total pre-tax charges of $20.5 million since the inception of the 2022 Restructuring Plan.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables summarize activity by segment related to the 2022 Restructuring Plan for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$690	$—	$690
International	652	—	652
Consolidated	$1,342	$—	$1,342
(1)The employee severance and benefits costs for the three months ended September 30, 2023 are related to the termination of approximately 70 employees.

	Nine Months Ended September 30, 2023
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$5,256	$1,037	$6,293
International	4,543	—	4,543
Consolidated	$9,799	$1,037	$10,836
(1)The employee severance and benefits costs for the nine months ended September 30, 2023 are related to the termination of approximately 440 employees.

	Three and Nine Months Ended September 30, 2022
	Employee Severance and Benefit Costs (Credits)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$4,600	$158	$4,758
International	1,436	—	1,436
Consolidated	$6,036	$158	$6,194

The following table summarizes restructuring liability activity for the 2022 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2022	$175	$—	$175
Charges payable in cash	9,799	1,037	10,836
Cash payments	(9,394)	(738)	(10,132)
Foreign currency translation	55	—	55
Balance as of September 30, 2023 (1)	$635	$299	$934
(1)Substantially all of the remaining cash payments for costs related to the 2022 Restructuring Plan are expected to be disbursed by the end of 2024.
2020 Restructuring Plan
In April 2020, the Board approved a multi-phase restructuring plan related to our previously-announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business (the "2020 Restructuring Plan"). We have incurred total pretax charges of $108.9 million since the inception of the 2020 Restructuring Plan. Our actions under this plan were substantially completed by December 31, 2021, and our current and future charges or credits will be from changes in estimates. Our 2020 Restructuring Plan included workforce reductions of approximately 1,600 positions globally, the exit or discontinuation of the use

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
of certain leases and other assets, impairments of our right-of-use and other long-lived assets and the exit of our operations in New Zealand and Japan.
The following tables summarize activity by segment related to the 2020 Restructuring Plan for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$44	$5	$660	$709
International	(214)	(49)	440	177
Consolidated	$(170)	$(44)	$1,100	$886

	Three Months Ended September 30, 2022
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$—	$(1)	$(1,578)	$(1,579)
International	121	28	148	297
Consolidated	$121	$27	$(1,430)	$(1,282)

	Nine Months Ended September 30, 2023
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$44	$7	$1,204	$1,255
International	(2,696)	(97)	1,035	(1,758)
Consolidated	$(2,652)	$(90)	$2,239	$(503)

	Nine Months Ended September 30, 2022
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$1	$129	$(404)	$(274)
International	305	89	1,849	2,243
Consolidated	$306	$218	$1,445	$1,969
As a part of our 2020 Restructuring Plan, we terminated or modified several of our leases. In other cases, we vacated our leased facilities, and some of those facilities are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases. We recognized impairment related to those leases of $1.8 million and $2.9 million during the three and nine months ended September 30, 2022. See Note 2, Goodwill and Long-Lived Assets, for additional information. In addition, during the three and nine months ended September 30, 2022, we recognized a gain of $4.5 million for one of our previously impaired leases in our North America segment due to our reassessment of our 600 West Chicago lease given our option to early terminate. In January 2023, we exercised our option to early terminate our lease at 600 West Chicago, now expiring on January 31, 2024, which required us to pay a penalty of $9.6 million with our early termination notice. Prior to exercising our option to early terminate, the expiration of 600 West Chicago was January 31, 2026. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our restructuring plan are presented within Restructuring and related charges in the

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Condensed Consolidated Statements of Operations. The current and non-current liabilities associated with these leases continue to be presented within Accrued expenses and other current liabilities and Operating lease obligations in the Condensed Consolidated Balance Sheets.
The following table summarizes restructuring liability activity for the 2020 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2022	$4,306	$301	$4,607
Charges payable in cash and changes in estimate (1)	(2,652)	(90)	(2,742)
Cash payments	(727)	(113)	(840)
Foreign currency translation	12	2	14
Balance as of September 30, 2023 (2)	$939	$100	$1,039
(1)The credit recorded during the three and nine months ended September 30, 2023 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.
(2)Substantially all of the remaining cash payments for the 2020 Restructuring Plan costs are expected to be disbursed by the end of 2023.
NOTE 10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and Income (loss) from operations before provision (benefit) for income taxes for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision (benefit) for income taxes	$817	$(4,328)	$4,258	$(4,605)
Income (loss) before provision (benefit) for income taxes	$(39,989)	$(59,871)	$(77,165)	$(184,750)
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2023 and 2022 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. For the three and nine months ended September 30, 2022, we were also impacted by the reduction to our estimated annual tax rate due to an increase in expected annual losses. As of September 30, 2022, we had a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we were not expecting to be able to realize. We recorded a valuation allowance against the remaining U.S. federal and state deferred tax assets in Q4 2022. For the three and nine months ended September 30, 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently undergoing income tax audits in multiple jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $115.7 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. There could be potential increases in our liabilities for uncertain tax positions from the ultimate resolution of that assessment. We believe it is reasonably possible that reductions of up to $7.5 million in unrecognized tax benefits may occur within the 12 months following September 30, 2023 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. An actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of September 30, 2023 and December 31, 2022 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2023 and 2022.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We recognized a non-cash remeasurement of our investment in SumUp of $25.8 million during the three and nine months ended September 30, 2023. See Note 3, Investments, for additional information.
We recognized $35.4 million in non-cash impairment charges related to goodwill for the nine months ended September 30, 2022. We also recognized $1.8 million and $11.8 million in non-cash impairment charges related to long-lived assets for the three and nine months ended September 30, 2022, of which $1.8 million and $2.9 million was included in Restructuring and related charges on our Condensed Consolidated Statements of Operations. See Note 2, Goodwill and Long-Lived Assets and Note 9, Restructuring and Related Charges, for additional information.
We did not record any other significant nonrecurring fair value measurements for the three and nine months ended September 30, 2023 and 2022.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of September 30, 2023 and December 31, 2022 due to their short-term nature.
NOTE 12. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
dilutive securities include stock options, restricted stock units, performance share units, ESPP shares, capped call transactions and convertible senior notes. If dilutive, those potentially dilutive securities are reflected in diluted net income (loss) per share using the treasury stock method, except for the convertible senior notes, which are subject to the if-converted method.
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted net income (loss) per share:

Numerator
Net income (loss)	$(40,806)	$(55,543)	$(81,423)	$(180,145)
Less: Net income (loss) attributable to noncontrolling interests	552	680	1,689	2,157
Net income (loss) attributable to common stockholders	(41,358)	(56,223)	(83,112)	(182,302)

Denominator
Weighted-average common shares outstanding	31,500,489	30,307,734	31,039,668	30,070,598

Basic and diluted net income (loss) per share:	$(1.31)	$(1.86)	$(2.68)	$(6.06)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units	1,108,379	2,223,826	1,695,383	2,448,348
Stock options	3,309,783	—	2,282,890	—
Other stock-based compensation awards(1)	7,923	94,690	35,078	102,406
Convertible Senior notes due 2026 (2)	3,376,400	3,376,400	3,376,400	3,376,400
Capped call transactions	3,376,400	3,376,400	3,376,400	3,376,400
Total	11,178,885	9,071,316	10,766,151	9,303,554
(1)We had outstanding performance share units as of September 30, 2023 and 2022 that were eligible to vest into shares of common stock subject to the achievement of specified performance or market conditions. Contingently-issuable shares are excluded from the computation of diluted income (loss) per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. As of September 30, 2023, there were up to 724,487 shares of common stock issuable upon vesting of outstanding Performance Share Units that were excluded from the table above as the performance conditions were not satisfied as of the end of the period.
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
The following table summarizes revenue by reportable segment and category for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America revenue:
Local	$88,558	$97,843	$255,412	$296,233
Goods	3,801	5,978	13,646	20,476
Travel	2,577	4,065	10,971	13,465
Total North America revenue (1)	94,936	107,886	280,029	330,174

International revenue:
Local	26,900	30,089	79,539	95,350
Goods	3,054	4,459	11,029	16,986
Travel	1,584	1,956	6,597	8,416
Total International revenue (1)	$31,538	$36,504	$97,165	$120,752
(1)North America includes revenue from the United States of $93.9 million and $105.0 million for the three months ended September 30, 2023 and 2022 and $276.0 million and $323.9 million for the nine months ended September 30, 2023 and 2022. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and nine months ended September 30, 2023 and 2022. Revenue is attributed to individual countries based on the location of the customer.
The following table summarizes cost of revenue by reportable segment and category for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America cost of revenue:
Local	$10,970	$13,388	$33,369	$40,428
Goods	678	1,142	2,420	3,849
Travel	814	1,008	2,731	3,399
Total North America cost of revenue	12,462	15,538	38,520	47,676

International cost of revenue:
Local	2,533	2,674	7,571	7,946
Goods	563	125	1,883	521
Travel	238	331	866	1,088
Total International cost of revenue	$3,334	$3,130	$10,320	$9,555

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America
Revenue	$94,936	$107,886	$280,029	$330,174
Cost of revenue	12,462	15,538	38,520	47,676
Marketing	18,990	26,376	48,740	73,996
Contribution profit	63,484	65,972	192,769	208,502

International
Revenue	31,538	36,504	97,165	120,752
Cost of revenue	3,334	3,130	10,320	9,555
Marketing	9,908	11,521	27,273	32,689
Contribution profit	18,296	21,853	59,572	78,508

Consolidated
Revenue	126,474	144,390	377,194	450,926
Cost of revenue	15,796	18,668	48,840	57,231
Marketing	28,898	37,897	76,013	106,685
Contribution profit	81,780	87,825	252,341	287,010
Selling, general and administrative	80,016	119,243	277,913	369,601
Goodwill impairment	—	—	—	35,424
Long-lived asset impairment	—	—	—	8,811
Restructuring and related charges	2,228	4,912	10,333	8,163
Income (loss) from operations	$(464)	$(36,330)	$(35,905)	$(134,989)
The following table summarizes total assets by reportable segment as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Total assets:
North America (1)	$438,688	$669,336
International (1)	85,174	123,781
Consolidated total assets	$523,862	$793,117
(1)North America contains assets from the United States of $435.1 million and $661.3 million as of September 30, 2023 and December 31, 2022. There were no other individual countries that represented more than 10% of consolidated total assets as of September 30, 2023 and December 31, 2022.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 14. SUBSEQUENT EVENTS
Rights Offering
On November 7, 2023, the Board approved an $80.0 million fully backstopped rights offering (the “Rights Offering”) to our stockholders of record of our common stock, as of the close of business on November 20, 2023. To be able to execute the Rights Offering, the Existing Credit Agreement was amended. On November 7, 2023, the Company entered into an amendment to its Existing Credit Agreement to provide for additional flexibility with regards to the Rights Offering. Specifically, the Company entered into a Fifth Amendment (the “Amendment”) to the Existing Credit Agreement. The Amendment effects certain modifications to the definition of the term “Change in Control” contained in the Existing Credit Agreement and adds the term “Disqualified Equity Interest” to the Existing Credit Agreement, among other changes. In addition, the Amendment modifies the restricted payment covenant to permit the Company to declare and pay dividends with respect to its Equity Interests (other than Disqualified Equity Interests) payable solely in additional shares of its Equity Interests (other than Disqualified Equity Interests).
The Rights Offering will be made through the distribution of non-transferable subscription rights to purchase shares of Common Stock at a subscription price of $11.30 per share and otherwise on such terms and subject to such conditions as may be required to comply with any applicable Nasdaq Global Market stock exchange rules and regulations. The Rights Offering is expected to expire at 5:00 p.m., New York City time, on January 17, 2024 (such date, as amended or modified, the "Expiration Date"), though we reserve the right to extend, amend or terminate the planned Rights Offering, subject to certain conditions, at any time. We expect to receive gross proceeds of $80.0 million before expenses related to the Rights Offering.
The Rights Offering is fully backstopped by Pale Fire Capital SICAV a.s. (the “Backstop Party”), an entity affiliated with (i) Dusan Senkypl, the Company’s Interim Chief Executive Officer and a member of the Board, and (ii) Jan Barta, a member of the Board. The Backstop Party has a binding commitment to (i) fully exercise its pro rata subscription right prior to the Expiration Date of the Rights Offering and (ii) fully purchase any and all unsubscribed shares in the Rights Offering following the Expiration Date at the same price and on the same terms and conditions as other participants in the Rights Offering.
SumUp Sale
On November 9, 2023, the Company entered into a Share Purchase Agreement pursuant to which it has agreed to sell shares representing approximately 11.7% of its approximate 2.08% interest in SumUp to other investors in SumUp for an aggregate cash purchase price of €9.4 million (the “Purchase Agreement”) which, will be worth approximately $10 million as of the date of this filing. The Purchase Agreement was entered into in connection with a transaction in which several other investors in SumUp also agreed to sell shares on the same economic terms as the Company and at the same price as agreed to on October 6, 2023.
The Company expects the transaction to be completed on or before November 27, 2023. There can be no assurances as to whether or when the sale will be consummated.

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
We generate service revenue from Local, Goods and Travel categories. Revenue primarily represents the net commissions earned from selling goods or services on behalf of third-party merchants. Revenue is reported on a net basis as the purchase price collected from the customer less the portion of the purchase price that is payable to the third-party merchant. We also earn commissions when customers make purchases with retailers using digital coupons accessed through our websites and mobile applications.
2022 Cost Savings Plan
In August 2022, we initiated the 2022 Cost Savings Plan, including the first phase initiated August 2022, the second January 2023 and the third July 2023, which is designed to reduce our expense structure and align with our go-forward business and financial objectives. The 2022 Cost Savings Plan included the 2022 Restructuring Plan, as well as other planned savings to be achieved through other actions, such as future reductions in our facilities footprint at natural lease terminations (or by exercising existing options in leases), renegotiating contractual arrangements with certain service providers and continuing to make elective decisions to eliminate vacant positions rather than rehire. The 2022 Restructuring Plan is expected to include an overall reduction of approximately 1,150 positions globally, with the majority of these reductions completed as of March 31, 2023 and the remainder expected to occur by the end of 2024. In connection with these actions, we expect to record total pre-tax charges of $23.6 million to $30.6 million. A majority of the pre-tax charges are expected to be paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We have incurred total pretax charges of $20.5 million since the inception of the 2022 Restructuring Plan. See Item 1, Note 9, Restructuring and Related Charges, for additional information.

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
Our gross billings and units for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross billings	$418,847	$433,856	$1,208,730	$1,354,705
Units	10,116	12,278	30,210	36,996
Our active customers for the trailing twelve months ended September 30, 2023 and 2022 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2023	2022
TTM active customers	17,013	20,184

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
•Free cash flow is a non-GAAP financial measure that comprises Net cash provided by (used in) operating activities from operations less purchases of property and equipment and capitalized software. For further information and a reconciliation to Net cash provided by (used in) operating activities, refer to our discussion in the Liquidity and Capital Resources section below.
The following table presents the above financial metrics for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$126,474	$144,390	$377,194	$450,926
Gross profit	110,678	125,722	328,354	393,695
Adjusted EBITDA	18,221	(8,596)	28,515	(9,828)
Free cash flow	(17,975)	(51,840)	(148,402)	(182,345)
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

Factors Affecting Our Performance
Attracting and retaining local merchants. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketplace offering. We are focused on improving our marketplace offering and merchant value proposition by exploring opportunities to better balance the needs of merchant partners, customers and Groupon, for example, by offering flexible deal structures.
Acquiring and retaining customers. To acquire and retain customers to drive higher volumes on our platform from new and existing customers, we are focused on strengthening our product offering, improving the attractiveness of our offerings, and rebuilding our performance marketing campaigns.
Impact of macroeconomic conditions. We have been, and may continue to be, impacted by adverse consequences of the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior. We will continue to monitor the impact of macroeconomic conditions on our business.

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Gross billings
Local	$260,425	$248,929	4.6%	$714,121	$763,333	(6.4)%
Goods	18,749	28,334	(33.8)	64,764	95,404	(32.1)
Travel	19,811	21,118	(6.2)	62,090	66,824	(7.1)
Total gross billings	$298,985	$298,381	0.2	$840,975	$925,561	(9.1)

Units
Local	5,426	6,043	(10.2)%	15,651	18,579	(15.8)%
Goods	706	1,119	(36.9)	2,446	3,710	(34.1)
Travel	79	91	(13.2)	249	305	(18.4)
Total units	6,211	7,253	(14.4)	18,346	22,594	(18.8)
North America TTM active customers for the trailing twelve months ended September 30, 2023 and 2022 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2023	2022	% Change
TTM active customers	10,452	12,287	(14.9)%
Comparison of the Three Months Ended September 30, 2023 and 2022:
North America gross billings increased by $0.6 million while units and TTM active customers decreased by 1.0 million and 1.8 million for the three months ended September 30, 2023 compared with the prior year period. These decreases were primarily attributable to a decline in demand for our Goods and Local categories and an overall decline in engagement on our platform that resulted in fewer unit sales, offset by favorable refund rates for our Local category.
Comparison of the Nine Months Ended September 30, 2023 and 2022:
North America gross billings and units decreased by $84.6 million and $4.2 million for the nine months ended September 30, 2023 compared with the prior year period. These decreases were primarily attributable to a decline in demand for our Goods and Local categories and an overall decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Revenue
Local	$88,558	$97,843	(9.5)%	$255,412	$296,233	(13.8)%
Goods	3,801	5,978	(36.4)	13,646	20,476	(33.4)
Travel	2,577	4,065	(36.6)	10,971	13,465	(18.5)
Total revenue	$94,936	$107,886	(12.0)	$280,029	$330,174	(15.2)

Cost of revenue
Local	$10,970	$13,388	(18.1)%	$33,369	$40,428	(17.5)%
Goods	678	1,142	(40.6)	2,420	3,849	(37.1)
Travel	814	1,008	(19.2)	2,731	3,399	(19.7)
Total cost of revenue	$12,462	$15,538	(19.8)	$38,520	$47,676	(19.2)

Gross profit
Local	$77,588	$84,455	(8.1)%	$222,043	$255,805	(13.2)%
Goods	3,123	4,836	(35.4)	11,226	16,627	(32.5)
Travel	1,763	3,057	(42.3)	8,240	10,066	(18.1)
Total gross profit	$82,474	$92,348	(10.7)	$241,509	$282,498	(14.5)

Gross margin (1)	31.8%	36.2%		33.3%	35.7%

% of Consolidated revenue	75.1%	74.7%		74.2%	73.2%
% of Consolidated cost of revenue	78.9	83.2		78.9	83.3
% of Consolidated gross profit	74.5	73.5		73.6	71.8
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended September 30, 2023 and 2022:
North America revenue, cost of revenue and gross profit decreased by $13.0 million, $3.1 million and $9.9 million for the three months ended September 30, 2023 compared with the prior year period. The revenue and gross profit declines were primarily attributable to an overall decline in engagement on our platform that resulted in fewer unit sales.
Comparison of the Nine Months Ended September 30, 2023 and 2022:
North America revenue, cost of revenue and gross profit decreased by $50.1 million, $9.2 million and $41.0 million for the nine months ended September 30, 2023 compared with the prior year period. The revenue and gross profit declines were primarily attributable to an overall decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America marketing and contribution profit for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Marketing	$18,990	$26,376	(28.0)%	$48,740	$73,996	(34.1)%
% of Gross profit	23.0%	28.6%		20.2%	26.2%

Contribution profit	$63,484	$65,972	(3.8)%	$192,769	$208,502	(7.5)%
Comparison of the Three Months Ended September 30, 2023 and 2022:
North America marketing expense and marketing expense as a percentage of gross profit decreased for the three months ended September 30, 2023 compared with the prior year period, driven primarily by a decrease in marketing-related payroll, traffic declines, and a lower investment in our online marketing spend.
North America contribution profit decreased for the three months ended September 30, 2023 compared with the prior year period, primarily due to a decrease in gross profit.
Comparison of the Nine Months Ended September 30, 2023 and 2022:
North America marketing expense and marketing expense as a percentage of gross profit decreased for the nine months ended September 30, 2023 compared with the prior year period, driven primarily by traffic declines and a lower investment in our online marketing spend.
North America contribution profit decreased for the nine months ended September 30, 2023 compared with the prior year period, primarily due to a decrease in gross profit.
International
Operating Metrics
International segment gross billings and units for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Gross billings
Local	$93,645	$96,592	(3.1)%	$275,133	$293,036	(6.1)%
Goods	16,923	25,509	(33.7)	59,179	91,720	(35.5)
Travel	9,294	13,374	(30.5)	33,443	44,388	(24.7)
Total gross billings	$119,862	$135,475	(11.5)	$367,755	$429,144	(14.3)

Units
Local	3,306	3,900	(15.2)%	9,496	10,410	(8.8)%
Goods	550	1,046	(47.4)	2,182	3,722	(41.4)
Travel	49	79	(38.0)	186	270	(31.1)
Total units	3,905	5,025	(22.3)	11,864	14,402	(17.6)
International TTM active customers for the trailing twelve months ended September 30, 2023 and 2022 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2023	2022	% Change
TTM active customers	6,561	7,897	(16.9)%

Comparison of the Three Months Ended September 30, 2023 and 2022:
International gross billings, units and TTM active customers decreased by $15.6 million, 1.1 million and 1.3 million for the three months ended September 30, 2023 compared with the prior year period. These declines were primarily attributable to a decline in our Goods category and an overall decrease in demand. In addition, there was a $7.9 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.
Comparison of the Nine Months Ended September 30, 2023 and 2022:
International gross billings and units decreased by $61.4 million and 2.5 million for the nine months ended September 30, 2023 compared with the prior year period. These declines were primarily attributable to a decline in our Goods category and an overall decrease in demand. In addition, there was a $1.5 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.
Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Revenue
Local	$26,900	$30,089	(10.6)%	$79,539	$95,350	(16.6)%
Goods	3,054	4,459	(31.5)	11,029	16,986	(35.1)
Travel	1,584	1,956	(19.0)	6,597	8,416	(21.6)
Total revenue	$31,538	$36,504	(13.6)	$97,165	$120,752	(19.5)

Cost of revenue
Local	$2,533	$2,674	(5.3)%	$7,571	$7,946	(4.7)%
Goods	563	125	NM	1,883	521	NM
Travel	238	331	(28.1)	866	1,088	(20.4)
Total cost of revenue	$3,334	$3,130	6.5	$10,320	$9,555	8.0

Gross profit
Local	$24,367	$27,415	(11.1)%	$71,968	$87,404	(17.7)%
Goods	2,491	4,334	(42.5)	9,146	16,465	(44.5)
Travel	1,346	1,625	(17.2)	5,731	7,328	(21.8)
Total gross profit	$28,204	$33,374	(15.5)	$86,845	$111,197	(21.9)

Gross margin (1)	26.3%	26.9%		26.4%	28.1%

% of Consolidated revenue	24.9%	25.3%		25.8%	26.8%
% of Consolidated cost of revenue	21.1	16.8		21.1	16.7
% of Consolidated gross profit	25.5	26.5		26.4	28.2
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from revenue.
Comparison of the Three Months Ended September 30, 2023 and 2022
International revenue and gross profit decreased by $5.0 million and $5.2 million for the three months ended September 30, 2023 compared with the prior year period. These decreases were primarily attributable to a decline in demand for our Goods and Local categories and an overall decline in engagement on our platform. Revenue and gross profit also had favorable impacts of $2.1 million and $1.9 million from year-over-year changes in foreign currency exchange rates.
Comparison of the Nine Months Ended September 30, 2023 and 2022
International revenue and gross profit decreased by $23.6 million and $24.4 million for the nine months ended September 30, 2023 compared with the prior year period. These decreases were primarily attributable to a decline in demand for our Goods and Local categories and an overall decline in engagement on our platform. Revenue and gross profit also had favorable impacts of $0.5 million and $0.4 million from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International marketing and contribution profit for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Marketing	$9,908	$11,521	(14.0)%	$27,273	$32,689	(16.6)%
% of Gross profit	35.1%	34.5%		31.4%	29.4%

Contribution profit	$18,296	$21,853	(16.3)%	$59,572	$78,508	(24.1)%
Comparison of the Three Months Ended September 30, 2023 and 2022:
International marketing expense decreased for the three months ended September 30, 2023 compared with the prior year period, primarily due to traffic declines and a lower investment in our online marketing spend. Marketing expense as a percentage of gross profit increased for the three months ended September 30, 2023 compared with the prior year period primarily due to a decrease in gross profit.
The decrease in International contribution profit for the three months ended September 30, 2023 compared with the prior year period was primarily attributable to a decrease in gross profit.
Comparison of the Nine Months Ended September 30, 2023 and 2022:
International marketing expense decreased for the nine months ended September 30, 2023 compared with the prior year period, primarily due to traffic declines and a lower investment in our online marketing spend. Marketing expense as a percentage of gross profit increased for the nine months ended September 30, 2023 compared with the prior year period, primarily due to a decrease in gross profit.
The decrease in International contribution profit for the nine months ended September 30, 2023 compared with the prior year period was primarily attributable to a decrease in gross profit.
Consolidated Operating Expenses
Operating expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Marketing	$28,898	$37,897	(23.7)%	$76,013	$106,685	(28.8)%
Selling, general and administrative (1)	80,016	119,243	(32.9)	277,913	369,601	(24.8)
Goodwill impairment	—	—	—	—	35,424	(100.0)
Long-lived asset impairment	—	—	—	—	8,811	(100.0)
Restructuring and related charges	2,228	4,912	(54.6)	10,333	8,163	26.6
Total operating expenses	$111,142	$162,052	(31.4)	$364,259	$528,684	(31.1)

% of Gross profit:
Marketing	26.1%	30.1%		23.1%	27.1%
Selling, general and administrative	72.3%	94.8%		84.6%	93.9%
(1)The three and nine months ended September 30, 2023 includes $3.8 million and $13.6 million of stock-based compensation expense and $6.4 million and $20.3 million of depreciation and amortization expense. The three and nine months ended September 30, 2022 includes $7.7 million and $22.9 million of stock-based compensation expense and $6.6 million and $23.7 million of depreciation and amortization expense.

Comparison of the Three Months Ended September 30, 2023 and 2022:
Marketing expense and marketing expense as a percentage of gross profit decreased for the three months ended September 30, 2023 compared with the prior year period, due to a decrease in marketing-related payroll, traffic declines and a lower investment in our online marketing spend.
SG&A and SG&A as a percentage of gross profit decreased for the three months ended September 30, 2023 compared with the prior year period, primarily due to a decrease in payroll costs.
Restructuring and related charges decreased for the three months ended September 30, 2023 compared with the prior year period, primarily due to a decrease in severance and benefits costs related to our 2022 Restructuring Plan. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Comparison of the Nine Months Ended September 30, 2023 and 2022:
Marketing expense and marketing expense as a percentage of gross profit decreased for the nine months ended September 30, 2023 compared with the prior year period due to a decrease in marketing-related payroll, traffic declines and a lower investment in our online marketing spend.
SG&A and SG&A as a percentage of gross profit decreased for the nine months ended September 30, 2023 compared with the prior year period, primarily due to a decrease in payroll costs.
We recognized goodwill impairment of $35.4 million and long-lived asset impairment of $8.8 million during the nine months ended September 30, 2022. We had no similar activity in the current year period. See Item 1, Note 2, Goodwill and Long-Lived Assets, for additional information.
Restructuring and related charges increased for the nine months ended September 30, 2023 compared with the prior year period, primarily due to severance and benefit costs incurred during the first half of 2023 for the 2022 Restructuring Plan, which was approved by our Board in August 2022. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest expense, interest income, gains and losses from changes in fair value of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other income (expense), net	$(39,525)	$(23,541)	$(41,260)	$(49,761)
Comparison of the Three Months Ended September 30, 2023 and 2022:
The change in Other income (expense), net for the three months ended September 30, 2023 as compared with the prior year period is primarily related to a remeasurement of our investment in SumUp of $25.8 million, see Item 1, Note 3, Investments, for additional information. This was partially offset by a $10.6 million change in foreign currency gains and losses.
Comparison of the Nine Months Ended September 30, 2023 and 2022:
The change in Other income (expense), net for the nine months ended September 30, 2023 as compared with the prior year period is primarily related to a remeasurement of our investment in SumUp of $25.8 million, see Item 1, Note 3, Investments, for additional information. This was partially offset by a $34.1 million change in foreign currency gains and losses.

Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Provision (benefit) for income taxes	$817	$(4,328)	(118.9)%	$4,258	$(4,605)	(192.5)%
Effective tax rate	(2.0)%	7.2%		(5.5)%	2.5%
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022:
The effective tax rates for the three and nine months ended September 30, 2023 and 2022 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The three and nine months ended September 30, 2022 were also impacted by the reduction to our estimated annual tax rate due to an increase in expected annual losses. As of September 30, 2022, we had a valuation allowance in the U.S. against capital losses, deferred tax assets that will convert into capital losses upon reversal, and state credits that we were not expecting to be able to realize. We recorded a valuation allowance against the remaining U.S. federal and state deferred tax assets in Q4 2022. For the three and nine months ended September 30, 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three and nine months ended September 30, 2023 and 2022, special charges and credits included charges related to our 2022 and 2020 Restructuring Plans and impairment of goodwill and long-lived assets. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Net income (loss), for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(40,806)	$(55,543)	$(81,423)	$(180,145)
Adjustments:
Stock-based compensation	3,889	8,116	13,771	24,194
Depreciation and amortization	12,568	14,706	40,316	48,569
Goodwill impairment	—	—	—	35,424
Long-lived asset impairment	—	—	—	8,811
Restructuring and related charges (1)	2,228	4,912	10,333	8,163
Other (income) expense, net (2)	39,525	23,541	41,260	49,761
Provision (benefit) for income taxes	817	(4,328)	4,258	(4,605)
Total adjustments	59,027	46,947	109,938	170,317
Adjusted EBITDA	$18,221	$(8,596)	$28,515	$(9,828)
(1)Includes right-of-use assets - operating leases impairment of $1.8 million and $2.9 million during the three and nine months ended September 30, 2022. See Item 1, Note 9, Restructuring and Related Charges, for more information.
(2)Includes a $25.8 million remeasurement of our investment in SumUp during the three and nine months ended September 30, 2023, See Item 1, Note 3. Investments for more information.

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
The following tables represent the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023
	At Avg. Q3 2022 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$410,968	$7,879	$418,847
Revenue	124,397	2,077	126,474
Cost of revenue	15,570	226	15,796
Gross profit	108,827	1,851	110,678
Marketing	28,155	743	28,898
Selling, general and administrative	77,512	2,504	80,016
Restructuring and related charges	2,174	54	2,228
Income (loss) from operations	986	(1,450)	(464)

	Nine Months Ended September 30, 2023
	At Avg. Q3 2022 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,207,279	$1,451	$1,208,730
Revenue	376,708	486	377,194
Cost of revenue	48,760	80	48,840
Gross profit	327,948	406	328,354
Marketing	75,656	357	76,013
Selling, general and administrative	276,588	1,325	277,913
Restructuring and related charges	10,568	(235)	10,333
Income (loss) from operations	(34,864)	(1,041)	(35,905)

(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Liquidity and Capital Resources
Our principal source of liquidity is our cash balance, which includes outstanding borrowings under the Existing Credit Agreement, See Item 1, Note 5, Financing Arrangements for additional information, totaling $86.1 million as of September 30, 2023.
Our net cash flows from operating, investing and financing activities for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash provided by (used in):
Operating activities	$(13,855)	$(43,494)	$(132,485)	$(151,850)
Investing activities	(5,469)	(8,877)	(16,965)	(32,572)
Financing activities	1,183	48,811	(30,953)	2,508
Our free cash flow for the three and nine months ended September 30, 2023 and 2022 and a reconciliation to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities, for those periods were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$(13,855)	$(43,494)	$(132,485)	$(151,850)
Purchases of property and equipment and capitalized software	(4,120)	(8,346)	(15,917)	(30,495)
Free cash flow	$(17,975)	$(51,840)	$(148,402)	$(182,345)
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
Net cash provided by (used in) operating activities
For the nine months ended September 30, 2023, our net cash used in operating activities was $132.5 million as compared with the prior year period of $151.9 million. The cash outflow in the nine months ended September 30, 2023 is slightly improved compared to the nine months ended September 30, 2022, primarily driven by our cost cutting measures, offset by a one-time $9.6 million payment to early terminate our lease at 600 West Chicago.
Net cash provided by (used in) investing activities
For the nine months ended September 30, 2023, our net cash used in investing activities was $17.0 million as compared with the prior year period of $32.6 million. The year-over-year change was primarily driven by fewer purchases of property and equipment and capitalized software during the nine months ended September 30, 2023.
Net cash provided by (used in) financing activities
For the nine months ended September 30, 2023, our net cash used in financing activities was $31.0 million as compared with the prior year period of net cash provided by financing activities of $2.5 million. The year-over-year change was primarily driven by $50.0 million in proceeds and $40.0 million in payments of borrowings under our revolving credit facility during the nine months ended September 30, 2022, compared with $28.3 million in payments during the current year period.
In March 2023, we entered into the Fourth Amendment to the Amended Credit Agreement, which reduced borrowing capacity under our senior secured revolving credit facility from $150.0 million to $75.0 million. In connection with the Fourth Amendment, we repaid $27.3 million of outstanding borrowings. Prior to entering into the Fourth Amendment, our access to the full capacity of our Amended Credit Agreement was partially restricted and our liquidity impacted accordingly. There are no assurances that we will be able to continue to have access to the full capacity of our Existing Credit Agreement and our liquidity could be impacted accordingly. See Item 1, Note 5, Financing Arrangements for additional information. Any material increase in receivable holdbacks or reserve requirements could have a material impact on our cash flow and available liquidity.
The accompanying Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. ASC 205-40 Presentation of Financial Statements - Going Concern, requires management to assess the reporting entity's ability to continue as a going concern. In accordance with this guidance, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued.
Our net cash used in operating activities was $136.0 million and $124.0 million for the years ended December 31, 2022 and December 31, 2021. Net cash used in operating activities was $132.5 million and $151.9 million for the nine months ended September 30, 2023 and 2022. Cash and cash equivalents were $86.1 million as of September 30, 2023. As described above, we entered into a Fourth Amendment to the revolving credit agreement in March 2023, which matures on May 14, 2024. The maturing credit facility together with cash outflows and operating losses indicate that we may not be able to meet our obligations over the next twelve months. These conditions and events, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern.
We are currently executing plans intended to enhance our liquidity position. These plans include, but are not limited to, completing the fully backstopped rights offering described in Note 14, Subsequent Events and monetizing certain non-core assets. In October 2023, we sold a portion of our non-controlling interest in SumUp for $8.8 million as described in Note 3, Investments. We continue to consider other options to improve our liquidity, such as pursuing additional financing from both the public and private markets and monetization of certain non-core assets, including the remainder of our investment in SumUp.. In addition, we expect to pursue additional cost savings initiatives under our 2022 Cost Savings Plan (as defined in Item 1, Note 9, Restructuring and Related Charges), such as, but not limited to, additional restructuring actions, renegotiating contractual arrangements with certain service providers and continuing to make elective decisions to eliminate vacant positions rather than rehire. Management will also take steps designed to minimize the risk certain payment processors will require reserves or holdback receivables. While management intends to improve our liquidity and our ability to meet our obligations through the plans described above, with the exception of the completed sale of a portion of our SumUp investment, those plans are subject to market or other conditions not within our control. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern.
As of September 30, 2023, we had $27.0 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, Indian Rupees, Polish Zloty, Swiss Franc, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2023, did not materially change from the amounts set forth in our 2022 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2023.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British Pound Sterling, Canadian dollar, Indian Rupee, Polish Zloty, Swiss Franc, and, to a lessor extent, Australian dollar, which exposes us to foreign currency risk. For the three and nine months ended September 30, 2023, we derived approximately 24.9% and 25.8% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of September 30, 2023 and December 31, 2022.
As of September 30, 2023, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $29.6 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $3.0 million. This compares with a $111.9 million working capital deficit subject to foreign currency exposure as of December 31, 2022, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $11.2 million.
Interest Rate Risk
Our cash balance as of September 30, 2023, consists of bank deposits so exposure to market risk for changes in interest rates is limited. The 2026 Notes have an aggregate principal amount of $230.0 million and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes along with other variables such as our credit spreads and the market price and volatility of our common stock. Our Existing Credit Agreement provides for aggregate principal borrowings of up to $75.0 million. As of September 30, 2023, we had $46.7 million of borrowings outstanding and $25.9 million of outstanding letters of credit under the Existing Credit Agreement. See Part I.
Item 2, Liquidity and Capital Resources, for additional information. Because borrowings under the Existing Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Existing Credit Agreement. We have $14.3 million of lease obligations as of September 30, 2023. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.

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
Based on this evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.
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
Remediation Plan and Status
As of September 30, 2023, the material weakness previously disclosed has not yet been fully remediated. In response to the material weakness in our internal control over financial reporting, management has designed and implemented control activities related to complex manual calculations used to record certain month-end balances. We will continue to work towards full remediation of this material weakness to improve our internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, except as supplemented and updated below:
Summary Risk Factors
Risks Related to Our Capital Structure

• Our access to capital may be limited and our ability and efforts to successfully manage and raise capital in the future may fail, including the rights offering transaction approved by Groupon’s Board of Directors and announced on November 9, 2023, as there is no assurance that the transaction may be consummated, which could prevent us from growing, adversely impact our liquidity and our existing credit agreement could restrict our business activities.

• Our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.

• We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes in cash, to repurchase the 2026 Notes upon a fundamental change or to repay the 2026 Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our current and future debt may contain limitations on our ability to pay cash upon conversions of the 2026 Notes or at their maturity or to repurchase the 2026 Notes.

• The terms of the 2026 Notes could delay or prevent an attempt to take over our Company.

• The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

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
Our net cash used in operating activities was $136.0 million and $124.0 million for the years ended December 31, 2022 and December 31, 2021. Net cash used in operating activities was $132.5 million and $151.9 million for the nine months ended September 30, 2023 and 2022. Cash and cash equivalents were $86.1 million as of September 30, 2023. We entered into a fourth amendment to the revolving credit agreement in March 2023, which reduced our borrowing capacity and modified certain financial covenants as described in Note 5, Financing Arrangements. The fourth amendment to the revolving credit agreement matures on May 14, 2024. The maturing credit facility together with cash outflows and operating losses indicate that we may not be able to meet our obligations over the next twelve months. These conditions and events, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern.
We also have announced or are currently evaluating several different strategies to enhance our liquidity position, including a rights offering transaction approved by Groupon’s Board of Directors and announced on November 9, 2023. There is no assurance this transaction will be consummated or that we will be successful in raising the full amount of proceeds sought in the transaction. Other strategies may include, but are not limited to, pursuing additional actions under our multi-phase cost-savings plan, seeking other forms or methods of financing from both the public and private markets through the issuance of equity or debt securities, and monetizing certain assets.

The substantial doubt about our ability to continue as a going concern may affect the price of our common stock, may impact our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, may impact our ability to raise additional capital and may impact our ability to comply going forward with covenants in our debt agreements.
The actions we have taken and plan to take in the future to reduce operating costs, including as part of our 2022 Restructuring Plan, may negatively affect our brand reputation, ability to attract and retain employees, and our reputation and performance may suffer as a result

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2023, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of September 30, 2023, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2022.
The following table provides information about purchases of shares of our common stock during the three months ended September 30, 2023 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2023	2,073	$6.75	—	—
August 1-31, 2023	83,242	11.05	—	—
September 1-30, 2023	3,869	11.89	—	—
Total	89,184	$10.99	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Appointment of Chief Accounting Officer

On November 9, 2023, the Company announced that Kyle Netzly, currently the Company’s Interim Chief Accounting Officer, has been appointed as the Company’s Chief Accounting Officer, effective immediately.

Ms. Netzly, age 42, has served as the Company’s Interim Chief Accounting Officer since May 3, 2023. She previously served in various roles at the Company, including as the Company’s Global Controller since July 2022, Interim Global Controller since September 2021, North America Controller since April 2021, Senior Director of Accounting since July 2020, and Director of Accounting since September 2017. Prior to joining Groupon, Ms. Netzly held accounting positions at Follett Corporation and KPMG.

In connection with her appointment as Chief Accounting Officer, Ms. Netzly will receive an annual base salary of $290,000 (as of December 4, 2023), and she will be eligible for an annual performance bonus with a target amount of 40% of base salary. Ms. Netzly will no longer receive a monthly stipend of $7,500, which she received for each month (for the full or partial month) she served as Interim Chief Accounting Officer. In addition, Ms. Netzly will receive an award of Restricted Stock Units (“RSUs”) under the Groupon, Inc. 2011 Incentive Plan, as amended (the “Incentive Plan”), with an aggregate value of $199,500, subject to Compensation Committee of the Board of Directors approval. Such award is in addition to Ms. Netzly’s regular course equity award in connection with the Company’s annual compensation review process. The actual number of RSUs will be calculated using the average closing price of the Company's common stock in November 2023. Ms. Netzly’s RSU award will vest in varying amounts annually beginning in November 2024 until November 2026, subject to Ms. Netzly’s continued employment with the Company on each vesting date.

There are no family relationships between Ms. Netzly and any of the directors or executive officers of the Company, and there are no transactions in which Ms. Netzly has an interest requiring disclosure under Item 404(a) of Regulation S-K. There is no arrangement or understanding between Ms. Netzly and any other person pursuant to which Ms. Netzly was appointed as an officer of the Company.

Departure of Director

On November 6, 2023, Eric Lefkofsky notified the Company that he intends to resign from his duties as a member of the Board of Directors of Groupon, Inc. effective as of November 9, 2023. Mr. Lefkofsky’s decision is not the result of any dispute or disagreement with the Company or its Board of Directors on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Lefkofsky’s resignation, the Board announced it decreased the size of the Board of Directors to five directors, effective immediately, and appointed Mr. Harinstein to the Compensation Committee of the Board of Directors.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Interim Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
____________________________________
* Management contract of compensatory plan or arrangement.
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November 2023.

GROUPON, INC.
By:	/s/ Jiri Ponrt
	Name:	Jiri Ponrt
	Title:	Chief Financial Officer