Form 10-K
period 2023-12-31
Groupon, Inc.
filed 2024-03-15
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 1-35335

Groupon, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0903295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 West Wacker Drive	60601
25th Floor	(Zip Code)
Chicago
Illinois	(773)	945-6801
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GRPN	NASDAQ Global Select Market
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

Non-accelerated filer ☐                            Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No  ☒

As of June 30, 2023, the aggregate market value of shares held by non-affiliates of the registrant was $128,952,000 based on the number of shares of Common Stock held by non-affiliates as of June 30, 2023 and based on the last reported sale price of the registrant's Common Stock on June 30, 2023.

As of March 12, 2024, there were 38,970,320 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2024 or, if not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, from an amended report on Form 10-K/A filed in the same time period.

______________________________________________________

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, tax, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability resulting from the conflicts in Ukraine and the Middle East; global economic uncertainty, including as a result of inflationary pressures; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA (all defined below in Item 1A. Risk Factors), and other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; our ability to remediate our material weakness over internal control over financial reporting; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; our ability to continue as a going concern; risks related to our access to capital and outstanding indebtedness, including our 1.125% Convertible Senior Notes due 2026 ("the 2026 Notes"); our Common Stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our 2026 Notes; difficulties, delays or our inability to successfully complete all or part of the announced restructuring actions or to realize the operating efficiencies and other benefits of such restructuring actions; higher than anticipated restructuring charges or changes in the timing of such restructuring charges; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, as well as in our Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
Revenue is earned through transactions during which we generate commissions by selling goods or services on behalf of third-party merchants. Revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties.
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
Goods. In our Goods category, we earn revenue from transactions in which third-party merchants sell products to customers through our marketplaces. Our Goods category includes merchandise across multiple product lines, such as electronics, sporting goods, jewelry, toys, household items and apparel.
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
Traffic Channels and Platforms
Our customers access our online local commerce marketplaces through our mobile applications and our websites. Our applications and mobile websites enable consumers to browse, purchase, manage and redeem deals on their mobile devices. For the year ended December 31, 2023, approximately 80% of our global transactions were completed on mobile devices.
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
Email and mobile messaging. We communicate offerings through email, push notifications and short messaging services ("SMS") to our customers based on their locations and personal preferences. A customer who interacts with these communications is directed to our website or mobile application to learn more about the deal and to make a purchase.

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
Human Capital Management
Attracting and securing top-notch talent from around the world is the cornerstone of our future. Our senior leadership, guided by our Board of Directors (the "Board"), oversees this mission by crafting and implementing our human capital strategy. This involves recruiting, developing and retaining the best minds to fuel our operations and drive our strategic goals and shaping competitive compensation and benefits packages.

As of December 31, 2023, we had employees in the following geographies and roles:

	Sales	Corporate, Operational and Customer Support	Total Employees
North America	218	175	393
International	437	1,383	1,820
Total	655	1,558	2,213
Our sales representatives create partnerships, while our support staff ensures smooth transactions. Other teams, such as engineers, product designers, marketers and editors, power the platform and curate the experiences.

Within our human capital management strategy, there are three core pillars: Our People & Culture, Diversity, Equity & Inclusion ("DEI") and Compensation & Benefits.
Our People & Culture. At Groupon, we believe experiences make life richer and that philosophy extends to our work culture as well. We thrive on the strength and diversity of our global teams, where resilient, energized and collaborative individuals bring their unique perspectives to the table. Our mission is to foster a culture that ignites innovation, empowers smart decision-making and celebrates every success along the way.

In 2023, we focused on gathering feedback from peers, colleagues and employees so managers and leaders can actively identify areas for improvement and implement tailored action plans. We started with a Transformation Truth survey that collected anonymous responses company-wide and provided employees the opportunity to address ongoing transformations within the organization. We place a high value on collecting and acting upon employee feedback as it provides valuable insights into our team’s overall health.

We believe maintaining the highest ethical standards is not only a policy, it's a shared responsibility. Every team member plays a crucial role in upholding our commitment to business ethics, safety and integrity. To cultivate this awareness, we mandate bi-annual completion of foundational training courses like our Global Code of Conduct, Anti-Corruption, Respectful and Harassment Free Workplace and unconscious bias training. We also offer a Global Code of Conduct Recertification Quiz in alternate years to ensure constant reinforcement. To address any concerns regarding potential policy violations, we have established a secure and confidential internal channel called the Groupon Ethics Reporting Service.

To support the career development of our team members, we offer a diverse range of training and development programs that cater to various needs. From building a strong foundation in ethics and workplace culture through unconscious bias training for all employees to Respect in the Workplace training for managers. We also initiated Talent Acquisition Spotlight Newsletters that provided teams the update on open roles along with changes and improvements to the recruitment process. Our Internal Talent Mobility process fosters cross-team collaborations and growth opportunities, allowing people to explore their full potential within Groupon. Additionally, we also offer an Employee Referral Program with bonuses for eligible hires to help us hire great talent across the globe.

Diversity, Equity and Inclusion. Cultivating a diverse workforce and fostering an inclusive workplace isn't only about doing the right thing; it's about building a brighter future for Groupon. Our strength lies in embracing diverse perspectives and experiences, which fuels innovation, creativity and problem-solving. By fostering an inclusive environment where everyone feels valued and respected, we unlock the full potential of our talent, allowing us to navigate challenges and thrive in a competitive marketplace. In 2023, we focused on:

•Creating opportunities for employees to engage in cultural competency workshops and conversations

•Creating new programming to build and champion our diverse merchant base

•Engaging our employees by launching a monthly DEI newsletter. This is emailed to all employees and details any DEI updates, Employee Resource Group activities, other resources and more.

Compensation and Benefits. To bring in and keep the best, we offer a compelling combination of competitive compensation and comprehensive benefits. This includes standard health, dental, vision, life, and disability insurance, along with a 401(k) plan with company matching for our US employees. This year we expanded our Annual Bonus Plan to include additional Global Grades in the plan to increase coverage of employees who were not eligible previously. We’re also deeply invested in our people's well-being and why we've significantly expanded our wellness programs to prevent burnout and keep our global teams healthy and thriving.

We initiated a number of wellness programs this year on top of the existing access to mental health support and services and Global Wellness Week, an entire week dedicated to personal wellness programming aimed at boosting all of our physical, nutritional and mental well-being. We also continued our Groupon Step-a-Thon challenge. It was designed to build healthy habits and increase activity levels of our employees.

We're cultivating a thriving performance-driven culture and a team committed to our transformation. In line with this we re-vamped our values in 2023 to ensure that they were supporting the culture and behaviors we need to succeed. Our new values are:
•Ownership and accountability
•High performing
•Transparent
•Innovative
•Customer focused
•Respect, integrity and inclusion

Together they form the foundations of a culture that embraces speed and agility, relies on data-driven decisions based on measurable results and fosters a culture of ownership and accountability. We believe this fosters a resilient workforce equipped to weather challenges and capitalize on opportunities. Our focus on performance isn't only about numbers; it's about attracting and retaining top talent who thrive in a fast-paced, results-oriented environment. Ultimately, we see this cultural shift as the engine that propels us towards our ambitious vision of becoming the go-to platform for experiences.

Technology
In early 2023, we completed the migration of our public-facing websites, internal applications and services, as well as our back-end business intelligence systems from being hosted at our data centers to a multi-cloud infrastructure. Additionally, in the third quarter of 2023, we migrated our Payment Card Information data to a third party provider so that these details are no longer stored within Groupon's cloud environment. We employ security practices and modern tools to try to recognize intrusions to our technology infrastructure. We engage independent third-party Internet security firms to regularly test the security of our websites and identify vulnerabilities. In financial transactions with customers conducted on our websites and mobile applications, we use data encryption protocols to secure information while in transit. See Risk Factors and Cybersecurity for additional information relating to potential cyber threats.
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
The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act"), as well as the laws of most states, contain provisions governing gift cards, gift certificates, stored value or pre-paid cards or coupons (collectively, "gift cards"). Groupon vouchers may be included within the definition of gift cards under many laws. In addition, certain foreign jurisdictions have laws that govern disclosure and certain product terms and conditions, including restrictions on expiration dates and fees, that may apply to Groupon vouchers. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments that could affect us, and our global operations may be constrained by regulatory regimes and laws in Europe and other jurisdictions outside the United States that may be more restrictive and adversely impact our business.
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
We are subject to a variety of U.S. federal, state and international laws and regulations governing consumer data. The General Data Protection Regulation ("GDPR"), which was adopted by the European Union and became effective in May 2018, and the California Privacy Rights Act (the "CPRA"), which expands on and effectively replaces the California Consumer Privacy Act (the "CCPA") and became effective January 1, 2023, requires companies to satisfy specific requirements regarding the handling of personal and sensitive data, including its collection, use, protection and the ability of persons whose data is stored to, among other things, access and/or delete such data about themselves. The Virginia Consumer Data Protection Act (the "CDPA"), effective as of January 1, 2023, and the Colorado Privacy Act (the "CPA"), effective as of July 1, 2023, provide new data privacy rights to their respective residents. Our ongoing efforts to comply with these laws and regulations and other relevant privacy and data protection laws and regulations, have required updates to certain business practices and systems. Non-compliance with any privacy and data protection laws and regulations could result in significant monetary fines. For instance, non-compliance with the GDPR could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenue, and non-compliance with CPRA could result in fines of up to $7,500 per violation in addition to providing consumers with a private right of action. We continue to monitor developments in laws and regulations relating to privacy and consumer data, and we expect these evolving laws and regulations will continue to impact our business in the future.
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
Information About Our Executive Officers
The following table sets forth information about our executive officers (as of the date of this filing):

Name	Age	Position

Dusan Senkypl	48	Interim Chief Executive Officer
Jiri Ponrt	50	Chief Financial Officer
Dusan Senkypl was appointed as our Interim Chief Executive Officer in March 2023 and has served as a member of our Board since June 2022. He joined Groupon from Pale Fire Capital SE ("PFC"), a Groupon shareholder and a private equity investment group that invests in e-commerce companies both in Europe and worldwide. He co-founded PFC in 2015 and serves as Chairman and as a partner. Prior to joining PFC, he served as founder and CEO of NetBrokers Holding (“NBH”), which became the largest insurance and finance marketplace in the Czech Republic and Slovakia, from 2014 to December 2018, when it was sold to German media company, Bauer Media Group. Prior to NBH, he co-founded and operated multiple e-commerce projects, including

ePojisteni.cz, an insurance technology company, where he served as CEO and a director, from 2009 until February 2019. In conjunction with his appointment as Groupon CEO, he stepped down from his day-to-day responsibilities at PFC.
Jiri Ponrt was appointed as our Chief Financial Officer in April 2023. He joined Groupon from PFC where he served as a partner since July 2022 and Group CFO since November 2021. Prior to joining PFC, he served as CFO of Alza.cz, one of the largest e-commerce companies in Central and Eastern Europe, from May 2014 to October 2021. Prior to his time at Alza.cz, he spent 15 years at Nutricia, a Danone brand, in a variety of financial and commercial roles. In conjunction with his appointment to Groupon Chief Financial Officer, he stepped down from day-to-day responsibilities at PFC.
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
•Our material weakness in internal control over financial reporting could impair our ability to report accurate and timely financial information and have a material and adverse effect on our financial condition and results of operations.
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
•If we are required to materially increase the liability recorded in our financial statements with respect to unredeemed vouchers, our results of operations could be materially and adversely affected.
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
Risks Related to Our Capital Structure
•Our access to capital may be limited and our ability to successfully manage and raise capital in the future may fail, which could prevent us from growing and adversely impact our liquidity.
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
There are no assurances that our actions will be successful in executing our strategy and returning the Company to growth. Our efforts may prove more difficult than we currently anticipate. Further, we may not succeed in realizing the benefits of these efforts on our anticipated timeline or at all. In addition, as we implement our strategy, the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior may make it more difficult to effectively execute our strategy, including to quickly test, learn and scale initiatives relating to improving inventory selection or improving customer experience. Even if fully implemented, our strategy may not result in a return to growth or the other anticipated benefits to our business, financial condition and results of operations. If we are unable to effectively execute our strategy and realize its anticipated benefits, it could negatively impact our business, financial condition and results of operations.
Our restructuring plan could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of this plan in the time frame anticipated or at all.
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure and align with our go-forward business and financial objectives. The cost savings plan included a restructuring plan and each phase of the restructuring plan was approved by our Board as follows: the first phase was approved in August 2022, the second phase was approved in January 2023 and the third phase was approved in July 2023. The implementation of the restructuring plan, including the impact of workforce reductions and other non-payroll cost savings measures could be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete the restructuring plan and achieve the anticipated benefits from the plan within the expected time frame, or at all, is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, following completion of the restructuring plan, our business may not be more efficient or effective than prior to implementation of the restructuring plan.
Our operating results may vary significantly from quarter to quarter.
Our operating results may vary significantly from quarter to quarter due to the rapidly evolving nature of our business and other reasons. We believe that our ability to achieve and maintain revenue growth and profitability will depend, among other factors, on our ability to:
•respond to macroeconomic challenges, including but not limited to, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior and the ability to optimize our supply to take into account consumer preferences at a particular point in time;
•acquire new customers, retain existing customers, and increase customer purchase frequency;
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
•maintain the performance of our Goods category following transition to a third party marketplace model;
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
•our ability to successfully respond to macroeconomic challenges, including but not limited to, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior and the ability to optimize our supply to take into account consumer preferences at a particular point in time;
•political, economic and civil instability and uncertainty (including macroeconomic conditions impacting us, our customers, merchants, or our vendors, acts of terrorism, civil unrest, labor unrest, violence and outbreaks of war and pandemics or other disease outbreaks);
•disruptions and instability in the international markets in which we operate, including Poland, as a result of the ongoing conflict in Ukraine and the Middle East;
•currency exchange rate fluctuations;
•strong local competitors who may better understand the local market and/or have greater resources in the local market;

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
We must continue to attract and retain high quality merchants in order to increase profitability and grow our marketplace. A key priority of our strategy is to improve inventory selection on our marketplace, which depends on our ability to attract and retain the right merchants. We are also focused on improving the merchant experience on our platform, including improving tools available to merchants to help grow their businesses. Further, when the macroeconomic environment negatively impacts our merchants, including through staffing shortages and supply chain issues, we have not been, and may not be able to retain or re-acquire these merchants in the future. In addition, our Goods category utilizes a third-party marketplace model, and we may not be able to maintain vendor relationships on favorable payment terms, margins or at all. If we are not able to effectively attract and retain merchants or third party partners, it could adversely affect our business and results of operations.
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
We must continue to retain and acquire customers who make purchases on our platform in order to increase profitability and grow our marketplace. Although we remain focused on re-engaging prior customers and acquiring new customers, our efforts may not be successful. We also expect to continue to invest significant resources to retain existing customers and acquire new customers. There can be no assurance that new customers will stay with us or that the net revenues from any new customers we acquire will ultimately exceed the cost of acquiring those customers. If customers do not perceive our offerings to be attractive or if we fail to introduce new and more relevant deals or increase awareness and understanding of the offerings on our marketplace platform, we may not be able to retain or acquire customers at levels necessary to grow our business and profitability. In addition, changes to search engine algorithms or similar actions are not within our control and could adversely affect traffic to our websites and mobile applications. If we are unable to re-engage and acquire new customers in numbers sufficient to grow our business and offset the number of customers that have ceased to make purchases, or if new customers do not make purchases at expected levels, our revenue may decrease and our operating results may be adversely affected.
We operate in a highly competitive industry with relatively low barriers to entry and must compete successfully in order to grow our business.
Competition in our industry may increase in future periods. We compete against e-commerce sites that attempt to replicate our business model by offering other types of advertising and promotional services to local businesses and companies who address only specific verticals in the local experiences market. In addition to such competitors, we may experience increased competition from other large businesses who offer deals similar to ours as an add-on to their core business. We also compete with other companies that offer digital coupons through their websites or mobile applications. Further, we compete against other e-commerce companies that serve niche markets and interests, including within the local experiences market. In our Travel and Goods categories, we compete against much larger companies who have more resources and significantly greater scale. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.
We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:
•the continued consequences of the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior;
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
Some of our competitors have longer operating histories, greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. Further, the macroeconomic environment may not have had, or in the future have, a comparable impact on these competitors' businesses. In addition, our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies than we do, which may allow them to build larger customer and/or merchant bases or generate revenue from their customer bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could divert customers away from our websites and mobile applications, reduce our market share and adversely impact our gross profit. In addition, we are dependent on some of our existing or potential competitors for display advertisements and other marketing initiatives to acquire new customers. Our ability to utilize their platforms to acquire new customers may be adversely affected if they choose to compete more directly with us or prevent us from using their services.
Our success is dependent upon our ability to provide a superior mobile experience for our customers and our customers' continued ability to access our offerings through mobile devices.
In the year ended December 31, 2023, approximately 80% of our global transactions were completed on mobile devices. In order to continue to grow our mobile transactions and improve mobile conversion rates, it is critical that our applications are compatible with a range of mobile technologies, systems, networks and standards and that we provide a good, modern customer experience. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices, we are not successful in increasing mobile conversion rates, or if we fail to develop applications and product enhancements with adequate functionality and a positive customer experience on a wide range of mobile devices. In addition, the success of our mobile application depends on our continued ability to distribute it through mobile application marketplaces (e.g., an app store).
An increase in our refund rates or estimated liabilities with respect to unredeemed vouchers could adversely affect our financial results.
In prior years, COVID-19 had a significant impact on refunds, and any downturns in general economic conditions or extended period of low consumer confidence in the future could also increase our refund rates. An increase in our refund rates could significantly reduce our liquidity, profitability and financial results. We estimate future refunds based on historical refund experience by category. We assess the trends that could affect our estimates on an ongoing basis and make adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to our refund policies or general economic conditions, may cause future refunds to differ from our initial estimates. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate. If our refund reserves are not adequate to cover future refund claims, this inadequacy could have a material adverse effect on our financial results. In addition, we may not be able to obtain reimbursement from merchants for refunds that we issue, which could have an adverse effect on our financial results.

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
In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, accounting and sales positions. Hiring and retaining qualified executives, engineers, sales representatives and other key personnel are critical to our success, and competition can be intense for experienced and well qualified executives and employees, particularly in recent periods. In 2021 and 2022, we experienced significant leadership changes, including the appointment of a new Chief Executive Officer in December 2021, as well as appointing our Interim Chief Financial Officer and Interim Chief Accounting Officer into such roles permanently in November 2022 and May 2022, respectively. Additionally, in February 2023, our Chief Administrative Officer, General Counsel and Corporate Secretary resigned, in March 2023, we appointed a new Interim Chief Executive Officer, in April 2023 we appointed a new Chief Financial Officer and in May 2023 we appointed a new Interim Chief Accounting Officer who was then appointed as Chief Accounting Officer in November 2023. Furthermore, we have experienced continued disruption in our business due to the announcement of our cost savings plan and significant turnover in our senior management team. Reductions in our workforce have led to employees filling certain key roles and we may experience additional changes in key roles in the future. Executive leadership and senior management transitions, reductions in workforce and significant employee turnover can be time consuming, difficult to manage, create instability, cause disruption to our business and the loss of institutional knowledge, and any of these issues could impede the execution of our day-to-day operations and our ability to fully implement our business and growth strategy. These impacts also make it more difficult to attract and retain talent.
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
We accept payments using a variety of methods, including credit cards, debit cards and gift certificates. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. In addition, our credit card and other payment processors generally have broad discretion to impose receivable holdbacks or reserve requirements based on changes to our business model or material changes in our financial condition, and could do so in the future. Any material increase in receivable holdbacks or reserve requirements could have a material impact on our cash flow and available liquidity. In the event our strategy is unsuccessful or our business and financial condition deteriorates significantly, these payment processors could increase holdback amounts or reserve requirements due to concerns with our financial condition, which could adversely affect our liquidity. Additionally, if any of our payment processors, who we rely on for processing of credit cards and debit cards, were to become unwilling or unable to provide these services to us, including by terminating a relationship with us, whether as a result of a failure by us to meet our contractual obligations or for other reasons, or if any of them were to refuse to renew or renegotiate its agreement with us on commercially acceptable terms, it could disrupt our business, which could adversely impact our financial condition and reputation.
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
We are also subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, international money transfers, and privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties. In addition, events affecting our third-party payment processors or our integrations with them, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of our payment processors or our integrations with them, could result in unauthorized access to customer information and could have a material adverse effect on our business.
Our material weakness in internal control over financial reporting could impair our ability to report accurate and timely financial information and have a material and adverse effect on our financial condition and results of operations.
The material weakness in our internal control over financial reporting identified as of December 31, 2022 is not yet fully remediated. The material weakness is due to inadequate preventative and detective controls over complex manual calculations used to record certain month-end balances. While management has made improvements to the control environment throughout 2023, additional control procedures are still being implemented.
If we fail to maintain effective internal controls, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. This could cause our financial reporting to be unreliable and potentially result in a restatement of our financial statements, which in turn could lead to a loss of investor confidence and a decline in the trading price of our common stock, and could subject us to investigation or sanctions by the SEC. Any such consequence or other negative effect could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Technology and Cybersecurity
We rely on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace.
The traffic to our websites and mobile applications, including from consumers responding to our emails and SEO has declined in recent years. As such, we must focus on diversifying our sources of traffic, including by developing sources of traffic in addition to email and SEO and optimizing the efficiency of our marketing spending. If we are not able to diversify our sources of traffic and acquire and retain customers efficiently, our business and results of operations could be adversely affected.
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
We also rely heavily on Internet search engines to generate traffic to our websites, principally through SEM and SEO. The number of consumers we attract from search engines to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control and may change at any time. Search engines frequently update and change the logic that determines the placement and display of the results of a user’s search such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major Internet search engine changes its algorithms in a manner that negatively affects our search engine ranking it could create additional traffic headwinds for us and negatively affect our results of operations.
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
In operating a global online business, with operations in thirteen countries, we and our third-party service providers maintain significant proprietary information and maintain large amounts of personal data and confidential information about our employees, customers and merchants. We and such service providers are at constant risk of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, ransomware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources). These types of incidents continue to be prevalent and pervasive across industries, including in our industry, and such attacks on our systems have occurred in the past and are expected to occur in the future. In addition, we expect the amount and sophistication of the perpetrators of these attacks to continue to expand, which could include state-sponsored actors. Further, we believe that our websites and mobile applications are attractive targets for such attacks as a result of the high profile of our brand and the amount and type of information we maintain relating to our customers and merchants. Any such attack could lead to interruptions, delays or website outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Further, third party service providers we utilize in our operations could be targeted by such cyber attacks, which could indirectly impact our business, by way of similar adverse consequences to a direct attack depending on the type of service.
Any failure to prevent or mitigate cybersecurity breaches or other improper access to, or disclosure of, our data or confidential information, including non-public financial information, could result in: the loss or misuse of such data or information; significant reputational harm, including a negative impact on customers’, merchants’, employees’ and third-party business partners' confidence in the security of our services which could potentially result in significant customer or merchant attrition; a decline in customer purchase frequency; litigation and/or regulatory investigations; and/or damage to our brand and reputation.
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
As described in Item 1.C - Cybersecurity, we maintain a cybersecurity risk management program that is overseen by our IT and Information Security teams. A member of our IT and Information Security teams regularly reports to the Audit Committee on the state of our cybersecurity program and provides updates on cybersecurity matters. We also conduct an annual cybersecurity review with our Board. As part of our cybersecurity risk management program, we employ security practices to protect and maintain the systems located at our hosting providers, invest in intrusion, anomaly, and vulnerability detection tools and engage third-party security firms to test the security of our websites and systems. In addition, we regularly evaluate and assess our systems and the controls, processes and practices to protect those systems and also conduct penetration testing against our own systems. The evaluations, assessments and testing identify areas of potential weakness in, and suggested improvements to, the maturity of our systems, processes, and risk management framework as well as vulnerabilities in those systems, processes and risk management framework that could be attacked and exploited to access and acquire proprietary and confidential information, including information about our customers and merchants. There are no assurances that our cybersecurity risk mitigation program or actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the impact of any cyber intrusion or related attack.
In addition, in the future we may be required to expend significant additional resources to rebuild our internal systems; implement additional threat protection measures; provide modifications or enhancements to our websites, mobile applications, protective measures, controls, systems, processes, and risk management framework; or investigate or remediate any information security vulnerabilities. These improvements, modifications and enhancements may take significant time to implement. Further, the sophistication of potential attacks or the capabilities of our systems and processes may not permit us to detect the occurrence of cyber incidents until significant data loss has occurred. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or impact these problems may have on us. Any actual breach, the perceived threat of a breach, or a perceived breach could cause our customers, merchants, employees and payment card processors to cease doing business with us or do business with us less frequently, subject us to lawsuits (including claims for damages), investigations, regulatory fines or other action or liability or damage to our brand and reputation, which would harm our business, financial condition and results of operations.
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
Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business and the performance of acquired customers, valuation of the acquired business and integration risks such as difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer, payment and accounting systems and exposure to unknown or unforeseen liabilities of acquired companies. In addition, the integration of an acquisition could divert management's time and our resources. If we pay for an acquisition or a minority investment in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock, it could be dilutive to our stockholders. In addition, dispositions and attempted dispositions also involve significant risks and uncertainties, such as the risk of destabilizing the applicable operations, the loss of key personnel, the terms and timing of any dispositions, the ability to obtain necessary governmental or regulatory approvals, post-disposal disputes and indemnification obligations and risks and uncertainties with respect to the separation of disposed operations, including, for example, transition services, access by purchasers to certain of our systems and tools during transition periods, the migration of data and separation of systems, data privacy matters and misuse of trademarks and intellectual property. We may be unable to successfully complete potential strategic transactions or dispositions on a timely basis or at all, or we may not realize the anticipated benefits of any of our strategic transactions or dispositions (including any transactions involving minority investments) in the time frame expected or at all.
We do not have the ability to exert control over our minority investments, and therefore we are dependent on others in order to realize their potential benefits.
We currently hold non-controlling minority investments in entities, including SumUp Holdings S.a.r.l. ("SumUp"), Monster Holdings LP and Nearby Pte Ltd, and we may make additional strategic minority investments in the future. Such minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the investments.We are dependent on such entities in order to realize the potential benefits of these investments. Further, currently there is no public market for the securities of any such entity, and we may not have rights with respect to transactions involving any of these entities. Other investors in these entities may have business goals and interests that are not aligned with ours, or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have a material adverse impact on our reputation, business, financial condition and results of operations.
If these entities seek additional financing, such financing or other transactions may result in further dilution of our ownership stakes, and such transactions have, and in the future may, occur at lower valuations than the investment transactions through which we acquired such interests, which could significantly decrease the fair values of our investments in those entities. Alternatively, if any such financing or other transactions occur at higher valuations in the future, we may not be able to realize the potential benefits of such higher valuation. In addition, the lack of availability of financing on commercially reasonable terms or a decline in the business performance, financial condition and competitive environment of any of our minority investments could result in lower financial results or forecasted results, which also could significantly decrease the fair values of our investments in those entities. Further, we have made an irrevocable election to account for our investments in Monster Holdings LP and Nearby Pte Ltd at fair value with changes in fair value reported in earnings. Our other equity method investments, including SumUp, are accounted for at cost adjusted for observable price changes and impairments. The accounting for our investments has and may continue to cause fluctuations in our earnings from period to period, which could be significant.
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
Our processes and procedures for onboarding merchants and third-party sellers also may expose us to liability claims or damage to our brand and reputation, if the processes or procedures are deemed inadequate. Additionally, while we maintain multiple channels through which our customers can submit feedback or complaints about their experiences with merchants and other third-party sellers on our platform, because our customers often deal directly with the sellers, pertinent feedback may not be provided to us. Moreover, our evaluation of any customer feedback or complaints we receive is subjective based on the information, which is sometimes very limited, that our customers provide, and we may not take, or be able to take, action in response to feedback or complaints. If our systems and procedures with respect to any such feedback or complaints are determined to be inadequate or any action or inaction is found to be inadequate, including, by way of example, not discontinuing on a timely basis offers of deals with merchants or sellers that have been the subject of material complaints, we could face substantial additional liability and damage to our brand and reputation for the misconduct of such merchants or third-party sellers.

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
Although we maintain insurance, we cannot be certain our coverage will apply to the claims at issue, be adequate for any liability incurred, or continue to be available to us on economically reasonable terms, or at all. The cost of insurance, including directors and officer insurance, errors and omission insurance, product liability, general liability insurance and other types of policies, has increased and could increase further at any time or become more limited based on market conditions or other circumstances outside of our control. Furthermore, certain insurance coverages may not be available for specific risks faced by us. Insurance premium increases and increased risk due to lack of availability, reduced coverage or increased deductibles could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The application of certain laws and regulations, including, among other laws, the CARD Act and similar state and foreign laws, may harm our business and results of operations.
The application of certain laws and regulations to vouchers is uncertain. Vouchers may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, state laws governing gift cards, stored value cards and coupons, and, in certain instances, potentially subject to unclaimed and abandoned property laws. Other foreign jurisdictions have similar laws in place, in particular European jurisdictions where the European E-Money Directive regulates the business of electronic money institutions. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if vouchers are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the voucher, or the promotional value, which is the add-on value of the voucher in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the voucher was issued; (ii) the voucher’s stated expiration date (if any); or (iii) a later date provided by applicable state law. In the event that it is determined that vouchers sold through our platform are subject to the CARD Act or any similar state or foreign law or regulation, and are not within various exemptions that may be available under the CARD Act or under some of the various state or foreign jurisdictions, our liabilities with respect to unredeemed vouchers may be materially higher than the amounts shown in our financial statements and we may be subject to additional fines and penalties.
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
If we are required to materially increase the liability recorded in our financial statements with respect to unredeemed vouchers, our results of operations could be materially and adversely affected.
In certain states and foreign jurisdictions, vouchers may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws that require companies to remit to the government the full value or a portion of the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and record-keeping obligations. We do not remit any amounts relating to unredeemed vouchers based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to vouchers is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our contractual relationship with customers and merchants. In recent periods, we increased our use of redemption payment terms with our North America merchants. The determinations we make with respect to variable consideration that we earn on those transactions may be subject to the laws described above. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to vouchers, our liabilities with respect to unredeemed vouchers, including any resulting penalties and interest, may be materially higher than the amounts shown in our financial statements which could have a material adverse impact on our results of operations.
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
A variety of U.S. federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various U.S. federal, state and foreign legislative and regulatory bodies continue to enact new laws regarding privacy, as well as expand the scope of existing laws. For example, GDPR requires companies to satisfy requirements regarding the handling of personal and sensitive data, including its collection, use, security and the ability of persons whose data is stored to correct or delete such data about themselves. European countries continue to expand the scope of its application of GDPR within their local legislation. The California Privacy Rights Act (the "CPRA"), which expands on and effectively replaces the California Consumer Privacy Act (the "CCPA") that became effective January 1, 2023, similarly regulates the collection and use of consumers' data, and includes additional protection for sensitive personal data. The Virginia Consumer Data Protection Act (the "CDPA"), effective as of January 1, 2023, and the Colorado Privacy Act (the "CPA"), effective as of July 1, 2023, provide new data privacy rights to their respective residents. Complying with the GDPR, CCPA, CPRA, CDPA, CPA and similar laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. Further, despite our diligent efforts to comply with these laws and regulations, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Noncompliance could result in proceedings against us by governmental entities or others and fines. For example, fines under GDPR could be up to the greater of €20 million or 4% of annual global revenue and damage our reputation and brand and non-compliance with CPRA could result in fines of up to $7,500 per violation in addition to providing consumers with a private right of action. As a result of GDPR, CCPA, CPRA and similar laws and regulations, we may experience difficulty retaining or obtaining new customers due to the compliance cost, potential risk exposure and portability of customer data. We also may find it necessary to establish and maintain systems and procedures to comply with these evolving laws and regulations that involve substantial expense and distraction from other aspects of our business. Additionally, there could be uncertainty around how to comply with privacy laws, in various jurisdictions such as country or state-specific laws that may conflict with or deviate from established privacy directives, or future laws and regulations in other jurisdictions.
We have posted privacy policies concerning the collection, use and disclosure of subscriber data as well as detailed cookie policies on our websites and applications. Several Internet companies have incurred substantial penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states in the U.S. have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach resulting in a loss or likely loss of personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other U.S. federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or other third-parties or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of subscribers or merchants and adversely affect our business. U.S. federal, state and international governmental authorities also continue to evaluate the privacy implications inherent in the use of web trackers, including the use of "cookies" for tracking and behavioral advertising. For example, member states in the European Union are working to align on a draft of the “ePrivacy Regulation,” that would govern data privacy and the protection of personal data in electronic communications, in particular for direct marketing purposes. The regulation of web trackers and other current online advertising practices could adversely affect our business.
Misclassification or reclassification of our independent contractors, agency workers or employees could increase our costs and adversely impact our business.
Our workers are classified as either employees or non-employees (including as independent contractors or agency workers), and if employees in the U.S., as either exempt from overtime or non-exempt (and therefore overtime eligible). The U.S., certain foreign regulatory authorities, and private parties have recently asserted within several industries that some non-employee classified individuals should be classified as employees and that some exempt employees, including those in sales-related positions, should be classified as non-exempt based upon the applicable facts and circumstances and their interpretations of existing rules and regulations. If we are found to have misclassified employees, including as independent contractors, agency workers or non-exempt employees as exempt, we could face penalties and have additional exposure under U.S. federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as similar international laws, including for prior periods, as well as potential liability for employee overtime and benefits and tax withholdings. U.S. or foreign legislative, judicial, or regulatory (including tax) authorities could also introduce proposals or assert interpretations of existing rules and regulations that would change the classification of a significant number of independent contractors doing business with us from independent contractor to employee and a significant number of exempt employees to non-exempt. A reclassification in either case could result in a significant increase in employment-related costs such as wages, benefits and taxes as well as punitive damages in any related litigation. The costs associated with employee classification, including any related regulatory action or litigation could have a significant impact on our flexibility in managing costs and responding to market changes, and, could have a material adverse effect on our results of operations and our financial position.
We may suffer liability as a result of information or content retrieved from or transmitted over the Internet and claims related to our service offerings.
We may be, and in certain cases have been, sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust reference pricing or other legal claims relating to information or content that is published or made available on our websites or service offerings we make available (including provision of an application programming interface platform for third parties to access our website, mobile device services and geolocation applications). This risk is enhanced in certain jurisdictions outside the U.S., where our liability for such third-party actions may be less clear. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occur, our business could be materially and adversely affected.
We are subject to risks associated with information disseminated through our websites and mobile applications, including consumer data, content that is produced by our editorial staff and errors or omissions related to the offerings on our marketplaces. Such information, whether accurate or inaccurate, may result in us being sued by our merchants, subscribers or third parties and as a result our results of operations and our financial position could be materially and adversely affected.
We may have exposure to greater than anticipated tax liabilities.
We are subject to income taxes in the U.S. (federal, state, and local) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value and use our intellectual property and the scope of our international operations.
The tax laws applicable to our domestic and international business activities, including the laws of the U.S. and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or our intercompany arrangements, which could potentially increase our worldwide effective tax rate and harm our financial position and results of operations. In addition, there are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by the following: earnings being lower than anticipated in jurisdictions where we have lower statutory rates; earnings being higher than anticipated in jurisdictions where we have higher statutory rates; losses incurred in jurisdictions for which we are not able to realize the related tax benefits; changes in foreign currency exchange rates; entry into new businesses and geographies; changes to our existing businesses; acquisitions and investments; changes in our deferred tax assets and liabilities and their valuation; and changes in the relevant tax, accounting, and other laws, regulations and administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. In addition, we consider various factors that involve significant judgment by management, including projected future earnings, in determining whether we believe deferred tax assets will be realized and whether a valuation allowance should be recorded against such deferred tax assets. Our conclusions in these matters could prove to be incorrect, resulting in a reduction to deferred tax assets and lower income. Further, developments in an audit, litigation or the relevant laws, regulations, administrative practices, principles and interpretations could have a material effect on our financial position, operating results and cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.
We also are subject to regular review and audit by both U.S. (federal, state. local) and foreign tax authorities. In particular, we currently are, and expect to continue to be, subject to numerous federal, state and international tax audits relating to income, transfer pricing, sales, VAT and other tax liabilities. Some of these pending and future audits could involve significant liabilities and/or penalties. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $120.7 million (inclusive of estimated incremental interest from the original assessment). We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. See Item 8, Note 14, Income Taxes, for additional information. Any adverse outcome of such a review or audit could have a significant negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
The adoption of tax reform policies, including the enactment of legislation or regulations implementing changes in the tax treatment of companies engaged in Internet commerce and U.S. taxation could materially affect our financial position and results of operations.
It is possible that various states or foreign countries may regulate our transmissions or levy additional sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce and marketplace operators, and new or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, obligations on online marketplaces and remote sellers to collect sales taxes, VAT and similar taxes, including digital service taxes, may result in liability for third party obligations and would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. For example, digital service taxes adopted by certain countries, or similar regulations, could adversely affect our financial results. New taxes or the enactment of new tax laws could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
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
Risks Related to Our Capital Structure
Our access to capital may be limited and our ability to successfully manage and raise capital in the future may fail, which could prevent us from growing and adversely impact our liquidity .
We may need additional capital in the future and to seek additional financing or covenant relief. Any such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We have outstanding $230.0 million in aggregate principal amount of our 2026 Notes due March 2026.
Other general economic conditions and our future operating performance could ultimately limit our access to funding and adversely affect our liquidity. Although we plan to continue to actively manage and optimize our cash balances and liquidity, working capital and operating expenses, there can be no assurances that we will be able to do so successfully. If we encounter unforeseen circumstances that place further constraints on our capital resources, including our access to funding, management will be required to take various additional measures to conserve liquidity, which could include, but not necessarily be limited to, reducing capital expenditures, controlling overhead expenses and raising additional sources of capital, such as monetizing certain existing assets. Furthermore, additional equity financing may dilute the interests of our Common Stockholders, and debt financing, if available, may involve restrictive covenants that could further restrict our business activities or our ability to execute our strategic objectives and could reduce our profitability. If we cannot access the full capacity of any existing credit facility or raise or borrow funds on acceptable terms or at all, it could adversely affect our liquidity, and we may not be able to grow our business or respond to competitive pressures.
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
In addition, our ability to repurchase the 2026 Notes or to pay cash upon conversions of the 2026 Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the 2026 Notes at a time when the repurchase is required by the Indenture governing the 2026 Notes or to pay cash upon conversions of the 2026 Notes or at their maturity as required by the Indenture would constitute a default under the Indenture. A default under the Indenture governing the 2026 Notes could also lead to a default under agreements governing our existing and future indebtedness. Moreover, the occurrence of a fundamental change under the Indenture governing the 2026 Notes could constitute an event of default under any such future agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the 2026 Notes or pay cash with respect to the 2026 Notes being converted or at maturity of the 2026 Notes.
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
In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled to convert their 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, then we would be required to pay cash, deliver shares or deliver a combination of shares and cash, at our election. Unless we elect to satisfy our conversion obligation by delivering solely shares of our Common Stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, upon the occurrence of a fundamental change (as defined in the Indenture) prior to the maturity date, holders may require us to repurchase all or a portion of the 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Even if holders of the 2026 Notes do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•Our Board has the right to elect directors to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board .
•Special meetings of our stockholders may be called only by our Chairman of the Board, our Chief Executive Officer, our Board or holders of not less than the majority of our issued and outstanding Common Stock. This limits the ability of minority stockholders to take certain actions without an annual meeting of stockholders.
•Our stockholders may not act by written consent unless the action to be effected and the taking of such action by written consent is approved in advance by our Board. As a result, a holder, or holders, controlling a majority of our Common Stock would generally not be able to take certain actions without holding a stockholders' meeting.
•Our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.
•Stockholders must provide timely notice to nominate individuals for election to the Board or to propose matters that can be acted upon at an annual meeting of stockholders. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of our company.
•Our Board may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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
The counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default, fail to perform or may exercise certain termination rights under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We face significant and persistent cybersecurity risks due to the widespread use of our websites and mobile applications; the attractiveness of our websites and mobile applications to threat actors, including state-sponsored actors; the fact that we operate globally and must defend against cybersecurity attacks in thirteen countries; the substantial level of harm that could occur to our business, our customers, or our merchants if were we to suffer a material cybersecurity incident; and our use of third-party products and services. Protecting our systems, networks, data and confidential information is a priority at Groupon. We are committed to maintaining robust governance and oversight of these risks and implementing mechanisms, controls, technologies and processes designed to help us identify, assess and manage these risks.
As of the date of this Form 10-K, we have not experienced a material cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, but there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in significant costs related to, for example: rebuilding our internal systems, implementing additional threat protection measures, providing modifications to our websites and mobile applications, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing merchants and customers with incentives to maintain a business relationship with us, taking other remedial steps with respect to third parties or incurring significant reputational harm. In addition, these threats are constantly evolving, which increases the difficulty of successfully defending against them or implementing adequate preventative measures. We have seen an increase in the volume, frequency and sophistication of cyberattacks. We seek to detect and investigate unauthorized attempts and attacks against our network, cloud infrastructure, websites, and mobile applications and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and our websites and mobile applications; however, we remain potentially vulnerable to known or unknown threats. It is also possible that we, our merchants, our customers or our vendors will be unaware of a threat or incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. See Item 1A. - Risk Factors for more information on our cybersecurity risks.
The Audit Committee of our Board ("Audit Committee") oversees risks pertaining to cybersecurity. A member of our IT and Information Security teams regularly reports to the Audit Committee, and directly to the Board, as appropriate, on the state of our cybersecurity program and provides updates on cybersecurity matters. In addition, our Vice President of Software Engineering typically conducts an annual cybersecurity review with our Board. We employ security practices to protect and maintain the systems located at our cloud hosting providers, invest in intrusion and anomaly detection tools and engage third-party security firms to test the security of our websites and systems. Specifically, we leverage industry best practices to identify and mitigate data security risks, including but not limited to, utilizing processes and tools to monitor and address email security, the security of our workstations and servers, cloud security, password management, secure file transfers and ransomware protection. In addition, we utilize a firewall, a virtual private network, multi-factor authentication and single sign-on and conduct regular phishing testing. We also regularly evaluate and assess our systems and the controls, processes and practices to protect those systems, including recently completing the migration of our public-facing websites and applications and our back-end business intelligence systems to the cloud. We also retain personnel that have in-depth experience in penetration testing and conduct penetration testing against our own systems. Further, we utilize third party partners to help us monitor issues that are internally discovered or externally reported that may affect our websites and mobile applications, and we have processes to assess the potential cybersecurity impact or risk of these issues. We also have a process in place to manage cybersecurity risks associated with third-party service providers. We impose security requirements upon our suppliers, including maintaining an effective security management program abiding by information handling and asset management requirements and notifying us in the event of any known or suspected cyber incident.
The day to day operations of our cybersecurity risk management program are overseen by our IT and Information Security teams. Our cybersecurity program is run by our Vice President of Engineering for InfoSec, Darren Redmond, who reports to our Chief Technology Officer ("CTO"), Vojtech Rysanek. Our CTO has served in that position since November 2022, and, prior to Groupon, he was previously the CTO at Aukro, the largest online marketplace in the Czech Republic. Mr. Redmond has served in this position for the last year and has worked at Groupon for over 7 years, and, prior to Groupon, his experience includes serving as the CTO of Knowledge Point, a learning materials management service provider. Our Information Security Officer reports to Mr. Redmond and monitors prevention, detection, mitigation and remediation efforts through regular communication and reporting from professionals in the Information Security team, many of whom hold cybersecurity certifications such as a Certified Information Systems, Security Professional or Certified Information Security Manager, and through the use of technological tools, software and results from third party audits. Our Information Security Officer joined Groupon in November 2023, and, prior to Groupon, was previously in VMware Carbon Black, and prior to that held roles in Skyscanner. Our Security Manager and Security Operation Center Manager also have extensive experience assessing and managing cybersecurity programs and cybersecurity risk.
Our VP of InfoSec and CTO regularly report directly to the Audit Committee on our cybersecurity program and efforts to prevent, detect, mitigate and remediate issues. In addition, we have an escalation process in place to inform senior management and the Board of material issues.
ITEM 2. PROPERTIES
As of December 31, 2023, we owned no property and leased 16 facilities throughout the world. Our corporate headquarters is located in Chicago, Illinois. We believe that our leased properties are in good condition and meet the needs of our business, and that suitable additional or alternative space will be available as needed to accommodate our business operations.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Item 8, Note 9, Commitments and Contingencies, to the Consolidated Financial Statements of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock has been listed on the NASDAQ Global Select Market under the symbol "GRPN" since November 4, 2011. We do not anticipate to pay cash dividends in the foreseeable future.
Holders
As of March 12, 2024, there were 93 holders of record of our Common Stock. Each holder of our Common Stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders.
Recent Sales of Unregistered Securities
During the year ended December 31, 2023, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
In May 2018, the Board authorized us to repurchase up to $300.0 million of our Common Stock under our share repurchase program. During the year ended December 31, 2023, we did not purchase any shares under the repurchase program. As of December 31, 2023, up to $245.0 million of Common Stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the amended and restated credit agreement, dated May 14, 2019, as amended from time to time, (the "Credit Agreement"), share price, available cash and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand, future cash flows and borrowings under our credit facility. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when we might otherwise be precluded from doing so.
Since the inception of our share repurchase programs in August 2013 through December 31, 2023, we have repurchased 10,294,117 shares of our Common Stock for an aggregate purchase price of $922.7 million (including fees and commissions).
The following table provides information about purchases of shares of our Common Stock during the three months ended December 31, 2023 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 1-31, 2023	9,280	$12.61	—	—
November 1-30, 2023	1,472	9.51	—	—
December 1-31, 2023	381	10.50	—	—
Total	11,133	$12.13	—	—
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
The graph set forth below compares the cumulative total return on our Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq 100 Index, resulting from an initial investment of $100 in each and assuming the reinvestment of any dividends, based on closing prices on the last trading day of each year end period for 2019, 2020, 2021, 2022, and 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under Item 1A, Risk Factors, and elsewhere in this Annual Report. See Part I, Forward-Looking Statements, for additional information. For further discussion regarding operating and financial data for the year ended December 31, 2022 as compared to the year ended December 31, 2021, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
2022 Cost Savings Plan
In August 2022, we initiated the 2022 Cost Savings Plan, including the first phase initiated August 2022, the second January 2023 and the third July 2023, which is designed to reduce our expense structure and align with our go-forward business and financial objectives. The 2022 Cost Savings Plan included the 2022 Restructuring Plan, as well as other planned savings to be achieved through other actions, such as future reductions in our facilities footprint at natural lease terminations (or by exercising existing options in leases), renegotiating contractual arrangements with certain service providers and continuing to make elective decisions to eliminate vacant positions rather than rehire. The 2022 Restructuring Plan is expected to include an overall reduction of approximately 1,150 positions globally, with the majority of these reductions completed as of March 31, 2023 and the remainder expected to occur by the end of 2024. In connection with these actions, we expect to record total pre-tax charges of $22.0 million to $24.1 million. A majority of the pre-tax charges are expected to be paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We have incurred total pretax charges of $21.4 million since the inception of the 2022 Restructuring Plan. See Item 8, Note 13, Restructuring and Related Charges, for additional information.
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
Our gross billings, units and TTM active customers for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Gross billings	$1,645,058	$1,822,902
Units	41,368	50,614
TTM Active customers	16,501	18,780
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
•Adjusted EBITDA is a non-GAAP financial measure that we define as Net income (loss) excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation, and other special charges and credits, including items that are unusual in nature or infrequently occurring. For further information and a reconciliation to Net income (loss), refer to our discussion under Non-GAAP Financial Measures in the Results of Operations section.
•Free cash flow is a non-GAAP financial measure that comprises Net cash provided by (used in) operating activities from operations less purchases of property and equipment and capitalized software. For further information and a reconciliation to Net cash provided by (used in) operating activities, refer to our discussion in the Liquidity and Capital Resources section.
The following table presents the above financial metrics for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Revenue	$514,910	$599,085
Gross profit	450,664	522,824
Adjusted EBITDA	55,453	(15,113)
Free cash flow	(97,270)	(172,155)
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

Results of Operations
North America
Operating Metrics
North America segment gross billings, units and TTM active customers for the years ended December 31, 2023 and 2022 were as follows (in thousands, except percentages):

	Year Ended December 31,		% Change
	2023	2022	2023 vs 2022
Gross billings
Local	$971,313	$1,019,960	(4.8)%
Goods	88,987	133,262	(33.2)
Travel	80,946	84,988	(4.8)
Total gross billings	$1,141,246	$1,238,210	(7.8)

Units
Local	21,483	24,986	(14.0)%
Goods	3,412	5,289	(35.5)
Travel	334	387	(13.6)
Total units	25,229	30,662	(17.7)

TTM Active customers	10,291	11,277	(8.7)%
Comparison of the Years Ended December 31, 2023 and 2022:
North America gross billings, units and TTM active customers decreased by $97.0 million, 5.4 million and 1.0 million for the year ended December 31, 2023 compared with the prior year. These decreases were primarily attributable to a decline in demand for our Goods and Local categories and an overall decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2023	2022	2023 vs 2022
Revenue
Local	$346,962	$390,449	(11.1)%
Goods	18,436	28,785	(36.0)
Travel	14,554	17,035	(14.6)
Total revenue	$379,952	$436,269	(12.9)

Cost of revenue
Local	$44,199	$52,693	(16.1)%
Goods	3,276	5,249	(37.6)
Travel	3,484	4,173	(16.5)
Total cost of revenue	$50,959	$62,115	(18.0)

Gross profit
Local	$302,763	$337,756	(10.4)%
Goods	15,160	23,536	(35.6)
Travel	11,070	12,862	(13.9)
Total gross profit	$328,993	$374,154	(12.1)

Gross margin (1)	33.3%	35.2%

% of Consolidated revenue	73.8	72.8
% of Consolidated cost of revenue	79.3	81.5
% of Consolidated gross profit	73.0	71.6
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from gross billings.
Comparison of the Years Ended December 31, 2023 and 2022:
North America revenue, cost of revenue and gross profit decreased by $56.3 million, $11.2 million and $45.2 million for the year ended December 31, 2023 compared with the prior year. These declines were primarily attributable to a decline in demand for our Goods and Local categories and an overall decline in engagement on our platform that resulted in fewer unit sales and lower gross billings.
Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America marketing and contribution profit for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2023	2022	2023 vs 2022
Marketing	$73,178	$103,862	(29.5)%
% of Gross Profit	22.2%	27.8%

Contribution Profit	$255,815	$270,292	(5.4)%
Comparison of the Years Ended December 31, 2023 and 2022:
North America marketing expense and marketing expense as a percentage of gross profit decreased for the year ended December 31, 2023 compared with the prior year primarily driven by a decrease in marketing-related payroll, traffic declines, and a lower investment in our online marketing spend.

North America contribution profit decreased for the year ended December 31, 2023 compared with the prior year primarily due to a decrease in gross profit.

International
Operating Metrics
International segment gross billings, units and TTM active customers for the years ended December 31, 2023 and 2022 were as follows (in thousands, except percentages):

	Year Ended December 31,		% Change
	2023	2022	2023 vs 2022
Gross billings
Local	$380,797	$402,192	(5.3)%
Goods	80,062	123,863	(35.4)
Travel	42,953	58,637	(26.7)
Total gross billings	$503,812	$584,692	(13.8)

Units
Local	13,032	14,381	(9.4)%
Goods	2,866	5,210	(45.0)
Travel	241	361	(33.2)
Total units	16,139	19,952	(19.1)

TTM Active customers	6,210	7,503	(17.2)%
Comparison of the Years Ended December 31, 2023 and 2022:
International gross billings, units and TTM active customers decreased by $80.9 million, 3.8 million and 1.3 million for the year ended December 31, 2023 compared with the prior year. These declines were primarily attributable to a decline in our Goods category and an overall decrease in demand. In addition, there was an $8.0 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2023	2022	2023 vs 2022
Revenue
Local	$111,543	$128,295	(13.1)%
Goods	14,961	23,742	(37.0)
Travel	8,454	10,779	(21.6)
Total revenue	$134,958	$162,816	(17.1)

Cost of revenue
Local	$9,903	$10,647	(7.0)%
Goods	2,305	2,080	10.8
Travel	1,079	1,419	(24.0)
Total cost of revenue	$13,287	$14,146	(6.1)

Gross profit
Local	$101,640	$117,648	(13.6)%
Goods	12,656	21,662	(41.6)
Travel	7,375	9,360	(21.2)
Total gross profit	$121,671	$148,670	(18.2)

Gross margin (1)	26.8%	27.8%

% of Consolidated revenue	26.2%	27.2%
% of Consolidated cost of revenue	20.7	18.5
% of Consolidated gross profit	27.0	28.4
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from gross billings.
Comparison of the Years Ended December 31, 2023 and 2022:
International revenue, cost of revenue and gross profit decreased by $27.9 million, $0.9 million and $27.0 million for the year ended December 31, 2023 compared with the prior year. These decreases were primarily due to a decline in our Goods category and an overall decrease in demand. Revenue and gross profit also had favorable impacts of $2.3 million and $2.1 million from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International marketing and contribution profit for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2023	2022	2023 vs 2022
Marketing	$37,327	$45,369	(17.7)%
% of Gross Profit	30.7%	30.5%

Contribution Profit	$84,344	$103,301	(18.4)%
Comparison of the Years Ended December 31, 2023 and 2022:
International marketing expense decreased for the year ended December 31, 2023 compared with the prior year primarily due to traffic declines and a lower investment in our online marketing spend. Marketing expense as a percentage of gross profit remained relatively flat for the year ended December 31, 2023 compared with the prior year.

International contribution profit decreased for the year ended December 31, 2023 compared with the prior year primarily due to a decrease in gross profit.
Consolidated Operating Expenses
Operating expenses for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2023	2022	2023 vs 2022
Marketing	$110,505	$149,231	(26.0)%
Selling, general and administrative (1)	350,405	481,375	(27.2)
Goodwill impairment	—	35,424	(100.0)
Long-lived asset impairment	—	12,259	(100.0)
Restructuring and related charges	8,006	12,350	(35.2)
Total Operating expenses	$468,916	$690,639	(32.1)

% of Gross profit:
Marketing	24.5%	28.5%
Selling, general and administrative	77.8%	92.1%
(1)The years ended December 31, 2023 and 2022 includes $14.3 million and $28.6 million of stock-based compensation expense and $26.2 million and $30.1 million of depreciation and amortization expense.
Comparison of the Years ended December 31, 2023 and 2022:
Marketing expense and marketing expense as a percentage of gross profit decreased for the year ended December 31, 2023 compared with the prior year due to a decrease in marketing-related payroll costs, traffic declines, and a lower investment in our online marketing spend.
SG&A and SG&A as a percentage of gross profit decreased for the year ended December 31, 2023 compared with the prior year primarily due to lower payroll-related expenses.
During the year ended December 31, 2022, we recognized goodwill and long-lived asset impairment of $35.4 million and $12.3 million, respectively. We had no similar activity in the current year period. See Item 8, Note 4, Goodwill and Other Intangible Assets, Note 3, Property, Equipment and Software, Net and Note 8, Leases for additional information.
Restructuring and related charges decreased for the year ended December 31, 2023 compared with the prior year, primarily due to impairment recognized in the year ended December 31, 2022 related to our right-of-use assets - operating leases for our 2020 Restructuring Plan. We had no similar activity in the current year period. See Item 8, Note 8, Leases and Note 13, Restructuring and Related Charges, for additional information.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses from changes in fair value of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the years ended December 31, 2023 and 2022 was as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022
Other income (expense), net	$(25,174)	$(24,155)

Comparison of the Years Ended December 31, 2023 and 2022:
The change in Other income (expense), net for the year ended December 31, 2023 compared with the prior year is related to a remeasurement of our investment in SumUp of $25.8 million in the year ended December 31, 2023, We had no similar activity in the prior year period. See Item 8, Note 5, Investments for additional information. This was mostly offset by a $25.4 million favorable year-over-year change in foreign currency gains and losses.
Consolidated Provision (Benefit) for Income Taxes
Comparison of the Years Ended December 31, 2023 and 2022:
Provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 was as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2023	2022	2023 vs 2022
Provision (benefit) for income taxes	$9,508	$42,410	(77.6)%
Effective tax rate	(21.9)%	(22.1)%
Our U.S. Federal income tax rate was 21% for the years ended December 31, 2023 and 2022.
The primary factors impacting the effective tax rate for the years ended December 31, 2023 and 2022 were the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The year ended December 31, 2022 was also impacted by the reversal of reserves for uncertain tax positions due to closure of applicable statutes of limitations and non-deductible goodwill impairment. Additionally, for the year ended December 31, 2022, we recorded a valuation allowance against the remaining U.S. federal and state deferred tax assets. For the year ended December 31, 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods may continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses
See Item 8, Note 14, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.
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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP performance measure that we define as Net income (loss) excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and other special charges and credits, including items that are unusual in nature or infrequently occurring. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board to evaluate operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board. However, Adjusted EBITDA is not intended to be a substitute for Net income (loss).
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the years ended December 31, 2023 and 2022, special charges and credits included charges related to our 2022 and 2020 restructuring plans and goodwill and long-lived asset impairments. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Net income (loss) for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022
Net income (loss)	$(52,934)	$(234,380)
Adjustments:
Stock-based compensation	14,481	30,006
Depreciation and amortization	51,218	62,663
Restructuring and related charges (1)	8,006	12,350
Goodwill impairment	—	35,424
Long-lived asset impairment	—	12,259
Other (income) expense, net (2)	25,174	24,155
Provision (benefit) for income taxes	9,508	42,410
Total adjustments	108,387	219,267
Adjusted EBITDA	$55,453	$(15,113)
(1)Includes a settlement of $4.25 million related to Uptake for the year ended December 31, 2023. See note 9, Commitments and Contingencies and Note 13, Restructuring and Related Charges for additional information. Includes $3.0 million of right-of-use assets - operating leases impairment for the year ended December 31, 2022. Refer to Item 8, Note 8, Leases and Note 13, Restructuring and Related Charges, for additional information.
(2)Includes a $25.8 million remeasurement of our investment in SumUp during the year ended December 31, 2023. Refer to Item 8, Note 5, Investments, for additional information.
Free cash flow. Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities less purchases of property and equipment and capitalized software. We use free cash flow to conduct and evaluate our business because, although it is similar to cash flow, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period.
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

The following table represents the effect on our Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022
	At Avg. 2022 Rates (1)	Exchange Rate Effect (2)	As Reported	At Avg. 2021 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,637,091	$7,967	$1,645,058	$1,888,919	$(66,017)	$1,822,902
Revenue	512,576	2,334	514,910	617,559	(18,474)	599,085
Cost of revenue	64,014	232	64,246	77,813	(1,552)	76,261
Gross profit	448,562	2,102	450,664	539,746	(16,922)	522,824
Marketing	109,600	905	110,505	154,803	(5,572)	149,231
Selling, general and administrative	347,683	2,722	350,405	499,905	(18,530)	481,375
Goodwill impairment	—	—	—	39,518	(4,094)	35,424
Long-lived asset impairment	—	—	—	13,704	(1,445)	12,259
Restructuring charges	8,183	(177)	8,006	12,884	(534)	12,350
Income (loss) from operations	$(16,904)	$(1,348)	$(18,252)	$(181,068)	$13,253	$(167,815)
(1)Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal source of liquidity is our cash balance, which includes outstanding borrowings under the Credit Agreement, See Item 8, Note 7, Financing Arrangements for additional information, totaling $141.6 million as of December 31, 2023.
Our net cash flows from operating, investing and financing activities for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash provided by (used in):
Operating activities	$(77,985)	$(135,987)
Investing activities	(1,397)	(38,845)
Financing activities	$(35,690)	$(34,407)
Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities, less purchases of property and equipment and capitalized software. Our free cash flow for the years ended December 31, 2023 and 2022 and reconciliations to the most comparable U.S. GAAP financial measure, Net cash provided by (used in) operating activities, for those periods are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$(77,985)	$(135,987)
Purchases of property and equipment and capitalized software	(19,285)	(36,168)
Free cash flow	$(97,270)	$(172,155)

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

Net cash provided by (used in) operating activities
For the year ended December 31, 2023, our net cash used in operating activities was $78.0 million as compared with the prior year period of $136.0 million. The cash outflow in the year ended December 31, 2023 has improved compared to the prior year period due to our cost cutting measures as a result of the impacts of our 2022 Restructuring Plan initiated in August 2022. The favorable impacts from our 2022 Restructuring Plan were partially offset by improved days payable outstanding from December 31, 2022 to December 31, 2023.
Net cash provided by (used in) investing activities
For the year ended December 31, 2023, our net cash used in investing activities was $1.4 million as compared with the prior year period of $38.8 million. The year-over-year change was primarily driven by proceeds from the sale of SumUp of $18.9 million and fewer purchases of property and equipment and capitalized software during the year ended December 31, 2023.
Net cash provided by (used in) financing activities
For the year ended December 31, 2023, our net cash used in financing activities was $35.7 million as compared with the prior year period of $34.4 million. The year-over-year change was primarily driven by $32.2 million in payments of borrowings under our revolving credit facility during the year ended December 31, 2023 compared with $40.0 million in proceeds and $65.0 million in payments during the year ended December 31, 2022,
In March 2023, we entered into the Fourth Amendment to the Credit Agreement, which reduced borrowing capacity under our senior secured revolving credit facility from $150.0 million to $75.0 million. In connection with the Fourth Amendment, we repaid $27.3 million of outstanding borrowings. Prior to entering into the Fourth Amendment, our access to the full capacity of our Credit Agreement was partially restricted and our liquidity impacted accordingly. Additionally, we have contracts in place with multiple payment processors, which give our payment processors in certain instances discretion to impose receivable holdbacks or reserve requirements based on changes to our business model or material changes in our financial condition. Any material increase in receivable holdbacks or reserve requirements could have a material impact on our cash flow and available liquidity.
On November 7, 2023, the Board approved an $80.0 million fully backstopped rights offering (the "Rights Offering") to our stockholders of record of our Common Stock (the "Common Stock"), as of the close of business on November 20, 2023. To be able to execute the Rights Offering, the Credit Agreement was amended.
The below events related to the Rights Offering and Credit Agreement occurred during the first quarter of 2024 and are not reflected in our 2023 results.

On January 22, 2024, we announced the closing of our $80.0 million fully backstopped Rights Offering for shares of our Common Stock, par value $0.0001 per share. Pursuant to the terms of the Rights Offering, 7,079,646 shares of Common Stock were purchased at $11.30 per share, generating $80.0 million in gross proceeds to the Company.

On February 12, 2024, we prepaid $43.1 million (the "Payoff Amount") to terminate all commitments to extend further credit under the Credit Agreement using our $80.0 million in proceeds received from the Rights Offering. The terms of the Rights Offering permit the Company to use the proceeds for general corporate purposes, including the repayment of debt. We were not subject to any early termination penalties under the Credit Agreement. The payment of the Payoff Amount terminated our obligations under the Credit Agreement, except for ordinary and customary survival terms. In addition, we retained access to letters of credit, originally available under the Credit Agreement.
See Item 8, Note 7, Financing Arrangements for additional information regarding the Credit Agreement and Item 8, Note 10, Stockholders' Equity (Deficit) for additional information regarding the Rights Offering.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Beginning in the fourth quarter 2022, we disclosed conditions and events such as increasing cash outflows, operating losses and insufficient cash balances that, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern. However, that doubt was alleviated through management's plans. In the second quarter 2023, the addition of the maturing credit facility indicated that substantial doubt was no longer alleviated by management's plans. In the fourth quarter of 2023, we executed a fully backstopped Rights Offering that closed in January 2024. The Rights Offering was oversubscribed and raised $80.0 million. In February 2024, we used $43.1 million of proceeds from the Rights Offering to repay our credit facility in advance of its maturity in May 2024. In the fourth quarter of 2023, we also received $18.9 million in proceeds from the sale of a portion of our non-controlling equity interest in SumUp. Our net cash used in operating activities has improved year-over-year, from $78.0 million and $136.0 million for the years ended December 31, 2023 and December 31, 2022, with net cash provided by operating activities of $54.5 million and $15.9 million for the three months ended December 31, 2023 and December 31, 2022. Accordingly, management has concluded that there is no longer substantial doubt about our ability to continue as a going concern.
As of December 31, 2023, we had $40.4 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, Indian Rupees, Polish Zloty, Swiss Franc, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our Common Stock under our share repurchase program. As of December 31, 2023, up to $245.0 million of Common Stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, share price, available cash and other factors, and the share repurchase program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.
Contractual Obligations and Commitments
For additional information on our commitments for other financing arrangements, future lease payments and purchase obligations, see Item 8, Note 7, Financing Arrangements, Note 8, Leases and Note 9, Commitments and Contingencies for additional information.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2023.
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
Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern requires significant judgement and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as size, growth and profitability used in the forecasted financial results and liquidity. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates.
Revenue Recognition
We make significant estimates related to revenue recognition including estimates for refund reserve, variable consideration from vouchers that will not ultimately be redeemed, and breakage income from customer credits that are not expected to be used. We estimate future refunds, voucher redemptions, and customer credit redemptions using historical refund and redemption experience. We also consider trends when making those estimates that could be driven by changes to our policies, or in general, economic conditions that may impact customer behavior. We reevaluate our estimate as facts and circumstances change.
These estimates rely on judgments regarding future expectations of customer behavior. While the basis of our estimates is historical data, customer behavior may not always be predictable. If actual refunds or redemptions differ from our estimates, the effects could be material to the Consolidated Financial Statements.
See Item 8, Note 2, Summary of Significant Accounting Policies and Note 12, Revenue Recognition, for information about our revenue recognition accounting policies.
Impairment Assessments
Impairment assessment estimates apply to goodwill, long-lived assets, right-of-use assets and investments.
Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may exceed its fair value. We review our long-lived assets, such as property, equipment and software, intangible assets, right-of-use assets and investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Significant judgment and estimates are required when determining the fair value of these assets for impairment tests.
When determining fair values in impairment tests, we use the income approach (including discounted cash flows). Our significant estimates in those fair value measurements may include identifying business factors such as size, growth, profitability and risk and return on investment. Further, when measuring fair value based on discounted cash flows, we make assumptions about risk-adjusted discount rates, including the weighted average cost of capital; rates of increase in revenue, cost of revenue and operating expenses; rates of long-term growth; working capital levels; and income tax rates. Valuations are performed by management or third-party valuation specialists under management's supervision, where appropriate. We believe that the estimated fair values used in impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates. See Item 8, Note 3, Property, Equipment and Software, Net, Note 4, Goodwill and Other Intangible Assets, Note 5, Investments and Note 8, Leases for more information about our impairment assessments.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Canadian dollar, Indian Rupee, Polish Zloty, Swiss Franc, and, to a lesser extent, Australian dollar, which exposes us to foreign currency risk. For the year ended December 31, 2023, we derived approximately 26.2% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of December 31, 2023 and 2022.
As of December 31, 2023, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $21.7 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.2 million. This compares with a $111.9 million working capital deficit subject to foreign currency exposure as of December 31, 2022, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $11.2 million.
Interest Rate Risk
Our cash balance as of December 31, 2023 consists of bank deposits so exposure to market risk for changes in interest rates is limited. The 2026 Notes have an aggregate principal amount of $230.0 million (see Item 8, Note 7, Financing Arrangements) and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes along with other variables such as our credit spreads and the market price and volatility of our Common Stock. Our Credit Agreement provided for aggregate principal borrowings of up to $75.0 million. As of December 31, 2023, we had $42.8 million of borrowings outstanding and $25.2 million of outstanding letters of credit under the Credit Agreement. See Item 7, Liquidity and Capital Resources, for additional information. Because borrowings under the Credit Agreement bear interest at a variable rate, we are exposed to market risk relating to changes in interest rates if we borrow under the Credit Agreement. We have $9.5 million of lease obligations as of December 31, 2023. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and, as such, we do not believe that the interest rate risk on the lease obligations is significant.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2023 and 2022 and for the Years Ended December 31, 2023, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Groupon, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Groupon, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Variable Consideration Revenue Recognition—Refer to Notes 2 and 12 to the financial statements

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

•We evaluated the Company’s model, including testing the mathematical accuracy of the model, used to measure the variable consideration revenue amount by considering if it conforms with the objectives and measurement principles of the revenue recognition standard related to variable consideration.

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

Income Taxes—Foreign Tax Position—Refer to Notes 2 and 14 to the financial statements

Critical Audit Matter Description

The Company received a proposed income tax assessment from the tax authority in one foreign jurisdiction in the amount of $120.7 million, inclusive of estimated incremental interest from the original assessment. In December 2023, the subsidiary subject to the proposed assessment received an unfavorable ruling at the lowest court level. The subsidiary has lodged a second-level appeal and requested the suspension of a provisional payment demand of approximately $76.5 million. The Company believes the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and has been vigorously defending the subsidiary in that matter.

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

•With the assistance of our foreign and US income tax specialists, we evaluated management’s analysis regarding the likelihood of sustaining its foreign tax position upon examination by the relevant foreign tax authorities; we evaluated management’s estimate of the amount of tax benefit recognized; and, we evaluated the likelihood of suspension of the provisional payment demand.

•We assessed the basis of the Company’s analysis and measurement by:

◦Obtaining, reading, and evaluating the outside legal opinion received by the Company supporting its position

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

Goodwill—Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company’s annual evaluation of goodwill impairment involves the comparison of the fair value of the Company’s North America reporting unit to its carrying value. The Company determines the fair value of the North America reporting unit using the income approach (including discounted cash flows). When measuring fair value based on discounted cash flows, the Company makes assumptions about risk-adjusted discount rates, including weighted average cost of capital; rates of increase in revenue, cost of revenue and operating expenses; rates of long-term growth; working capital levels; and income tax rates. The North America goodwill balance subject to the impairment test was $178.7 million as of December 31, 2023.

Auditing the estimates and assumptions that impacted the valuation of the North America reporting unit involved especially subjective judgment, specifically related to the forecasts of revenues, cost of revenue, and operating expenses and selection of risk-adjusted discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s forecast of revenues, cost of revenue, and operating expenses and its selection of risk-adjusted discount rates included the following, among others:

•We tested the effectiveness of controls over the annual and periodic goodwill impairment assessments, including those over the forecasts.

•We evaluated management’s ability to reliably forecast by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecast by comparing the forecasts to (1) historical results and previous forecasts, (2) internal communications to management and the Board of Directors, (3) macroeconomic forecasts, and (4) forecasts utilized in other areas of the audit to evaluate consistency, where appropriate. Additionally, we obtained and evaluated management’s written analysis supporting the forecasted cash flows.

•With the assistance of fair value specialists, we evaluated the reasonableness of the 1) valuation methodology, 2) risk-adjusted discount rate, and 3) the long-term growth rate by:

◦Evaluating whether the fair value models being used are appropriate considering the Company’s circumstances and valuation premise identified

◦Testing the source information and the mathematical accuracy of the calculation underlying the determination of the risk-adjusted discount rate, and developing a range of independent estimates and comparing those to the risk-adjusted discount rate selected by management.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 15, 2024

We have served as the Company's auditor since 2017.

GROUPON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$141,563	$281,279
Accounts receivable, net	50,373	44,971
Prepaid expenses and other current assets	63,647	41,101
Total current assets	255,583	367,351
Property, equipment and software, net	30,530	56,731
Right-of-use assets - operating leases, net	2,197	12,127
Goodwill	178,685	178,685
Intangible assets, net	11,404	17,641
Investments	74,823	119,541
Deferred income taxes	11,639	13,550
Other non-current assets	6,095	27,491
Total assets	$570,956	$793,117
Liabilities and equity
Current liabilities:
Short-term borrowings	$42,776	$75,000
Accounts payable	15,016	59,568
Accrued merchant and supplier payables	209,423	225,420
Accrued expenses and other current liabilities	101,939	171,452
Total current liabilities	369,154	531,440
Convertible senior notes, net	226,470	224,923
Operating lease obligations	2,382	9,310
Other non-current liabilities	13,262	18,586
Total liabilities	611,268	784,259
Commitments and contingencies (see Note 9)
Stockholders' equity (deficit)
Common Stock, par value $0.0001 per share, 100,500,000 shares authorized; 42,147,266 shares issued and 31,853,149 shares outstanding at December 31, 2023; 40,786,996 shares issued and 30,492,879 shares outstanding at December 31, 2022	4	4
Additional paid-in capital	2,337,565	2,322,672
Treasury stock, at cost, 10,294,117 shares at December 31, 2023 and December 31, 2022	(922,666)	(922,666)
Accumulated deficit	(1,449,887)	(1,394,477)
Accumulated other comprehensive income (loss)	(5,647)	2,942
Total Groupon, Inc. stockholders' equity (deficit)	(40,631)	8,475
Noncontrolling interests	319	383
Total equity (deficit)	(40,312)	8,858
Total liabilities and equity (deficit)	$570,956	$793,117
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Service	$514,910	$599,085	794,795
Product	—	—	172,313
Total revenue	514,910	599,085	967,108
Cost of revenue:
Service	64,246	76,261	82,020
Product	—	—	147,972
Total cost of revenue	64,246	76,261	229,992
Gross profit	450,664	522,824	737,116
Operating expenses:
Marketing	110,505	149,231	188,780
Selling, general and administrative	350,405	481,375	511,096
Goodwill impairment	—	35,424	—
Long-lived asset impairment	—	12,259	—
Restructuring and related charges	8,006	12,350	41,895
Total operating expenses	468,916	690,639	741,771
Income (loss) from operations	(18,252)	(167,815)	(4,655)
Other income (expense), net	(25,174)	(24,155)	92,680
Income (loss) before provision (benefit) for income taxes	(43,426)	(191,970)	88,025
Provision (benefit) for income taxes	9,508	42,410	(32,323)
Net income (loss)	(52,934)	(234,380)	120,348
Net (income) loss attributable to noncontrolling interests	(2,476)	(3,229)	(1,680)
Net income (loss) attributable to Groupon, Inc.	$(55,410)	$(237,609)	$118,668

Net income (loss) per share:
Basic	$(1.77)	$(7.88)	$4.04
Diluted	$(1.77)	$(7.88)	$3.68

Weighted average number of shares outstanding:
Basic	31,243,179	30,166,100	29,365,880
Diluted	31,243,179	30,166,100	33,513,440
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(52,934)	$(234,380)	$120,348
Other comprehensive income (loss):
Net change in unrealized gain (loss) on foreign currency translation adjustments	(8,589)	7,755	(40,195)
Reclassification of cumulative foreign currency translation adjustments (See Note 13)	—	—	32,273
Other comprehensive income (loss)	(8,589)	7,755	(7,922)

Comprehensive income (loss)	(61,523)	(226,625)	112,426
Comprehensive income attributable to noncontrolling interests	(2,476)	(3,229)	(1,680)
Comprehensive income (loss) attributable to Groupon, Inc.	$(63,999)	$(229,854)	$110,746
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	39,142,896	$4	$2,348,114	(10,294,117)	$(922,666)	$(1,320,886)	$3,109	$107,675	$(1)	$107,674
Cumulative effect of change in accounting principle due to adoption of ASU 2020-06, net of tax	—	—	(64,319)	—	—	45,350	—	(18,969)	—	(18,969)
Comprehensive income (loss)	—	—	—	—	—	118,668	(7,922)	110,746	1,680	112,426
Vesting of restricted stock units and performance share units	1,319,695	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	49,399	—	1,128	—	—	—	—	1,128	—	1,128
Tax withholdings related to net share settlements of stock-based compensation awards	(504,735)	—	(19,834)	—	—	—	—	(19,834)	—	(19,834)
Purchase of capped call transactions, net of tax	—	—	(20,502)	—	—	—	—	(20,502)	—	(20,502)
Settlement of convertible note hedges, net of tax	—	—	14,511	—	—	—	—	14,511	—	14,511
Settlement of warrants	—	—	(1,752)	—	—	—	—	(1,752)	—	(1,752)
Stock-based compensation on equity-classified awards	—	—	36,869	—	—	—	—	36,869	—	36,869
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,255)	(1,255)
Balance at December 31, 2021	40,007,255	$4	$2,294,215	(10,294,117)	$(922,666)	$(1,156,868)	$(4,813)	$209,872	$424	$210,296
Comprehensive income (loss)	—	—	—	—	—	(237,609)	7,755	(229,854)	3,229	(226,625)
Vesting of restricted stock units and performance share units	1,101,375	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	83,551	—	1,105	—	—	—	—	1,105	—	1,105
Tax withholdings related to net share settlements of stock-based compensation awards	(405,185)	—	(6,043)	—	—	—	—	(6,043)	—	(6,043)
Stock-based compensation on equity-classified awards	—	—	33,395	—	—	—	—	33,395	—	33,395
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,270)	(3,270)
Balance at December 31, 2022	40,786,996	$4	$2,322,672	(10,294,117)	$(922,666)	$(1,394,477)	$2,942	$8,475	$383	$8,858
Comprehensive income (loss)	—	—	—	—	—	(55,410)	(8,589)	(63,999)	2,476	(61,523)
Exercise of stock options	437,500	—	2,625	—	—	—	—	2,625	—	2,625
Vesting of restricted stock units and performance share units	1,385,284	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	45,879	—	307	—	—	—	—	307	—	307
Tax withholdings related to net share settlements of stock-based compensation awards	(508,393)	—	(3,321)	—	—	—	—	(3,321)	—	(3,321)
Stock-based compensation on equity-classified awards	—	—	15,282	—	—	—	—	15,282	—	15,282
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,540)	(2,540)
Balance at December 31, 2023	42,147,266	$4	$2,337,565	(10,294,117)	$(922,666)	$(1,449,887)	$(5,647)	$(40,631)	$319	$(40,312)
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$(52,934)	$(234,380)	$120,348
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	43,401	54,170	63,925
Amortization of acquired intangible assets	7,817	8,493	8,894
Impairment of goodwill	—	35,424	—
Impairment of long-lived assets	—	12,259	—
Restructuring-related impairment	—	2,949	7,651
Stock-based compensation	14,481	30,006	33,169
Changes in fair value of investments	25,751	—	(95,623)
Deferred income taxes	1,735	49,099	(33,985)
(Gain) loss on early lease termination	(729)	(4,471)	—
Foreign currency translation adjustments reclassified into earnings	—	—	(32,273)
Foreign currency (gains) losses, net	(5,105)	10,934	26,730
Change in assets and liabilities:
Accounts receivable	(4,482)	(10,088)	5,432
Prepaid expenses and other current assets	21,364	9,812	(13,472)
Right-of-use assets - operating leases	9,747	16,986	19,919
Accounts payable	(44,594)	37,540	(10,302)
Accrued merchant and supplier payables	(18,286)	(39,428)	(133,849)
Accrued expenses and other current liabilities	(37,851)	(71,804)	(45,015)
Operating lease obligations	(27,149)	(30,295)	(31,801)
Payments for early lease terminations	(9,724)	—	—
Other, net	(1,427)	(13,193)	(13,706)
Net cash provided by (used in) operating activities	(77,985)	(135,987)	(123,958)
Investing activities
Purchases of property and equipment and capitalized software	(19,285)	(36,168)	(49,630)
Proceeds from sale or divestment of investment	18,924	—	6,950
Proceeds from sale of fixed assets	1,489	—	—
Acquisitions of intangible assets and other investing activities	(2,525)	(2,677)	(3,131)
Net cash provided by (used in) investing activities	(1,397)	(38,845)	(45,811)
Financing activities
Proceeds from borrowings under revolving credit agreement	—	40,000	—
Payments of borrowings under revolving credit agreement	(32,224)	(65,000)	(100,000)
Proceeds from issuance of 2026 convertible notes	—	—	230,000
Issuance costs for 2026 convertible notes and revolving credit agreement	(559)	(490)	(7,747)
Purchase of capped call transactions	—	—	(27,416)
Payments for the repurchase of Atairos convertible notes	—	—	(254,000)
Proceeds from the settlement of convertible note hedges	—	—	2,315
Payments for the settlement of warrants	—	—	(1,345)
Taxes paid related to net share settlements of stock-based compensation awards	(3,299)	(6,065)	(19,834)
Proceeds from stock option exercises and employee stock purchase plan	2,932	1,105	1,128
Payments of finance lease obligations	—	(687)	(5,302)
Other financing activities	(2,540)	(3,270)	(1,649)
Net cash provided by (used in) financing activities	(35,690)	(34,407)	(183,850)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,014	(8,548)	2,017
Net increase (decrease) in cash, cash equivalents and restricted cash	(114,058)	(217,787)	(351,602)
Cash, cash equivalents and restricted cash, beginning of period (1)	281,696	499,483	851,085
Cash, cash equivalents and restricted cash, end of period (1)	$167,638	$281,696	$499,483
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	6,624	5,940	13,866
Income tax payments	$7,904	$5,184	$11,145
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	$(1,770)	$3,325	$672
Supplemental cash flow information on our leasing obligations
Cash paid for amounts included in the measurement of operating lease liabilities	26,686	31,508	33,079
Right-of-use assets obtained in exchange for operating lease liabilities	$973	$2,635	$683
(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the Consolidated Balance Sheets as of December 31, 2023, 2022 and 2021 (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$141,563	$281,279	$498,726
Restricted cash included in prepaid expenses and other current assets	26,075	417	757
Cash, cash equivalents and restricted cash	$167,638	$281,696	$499,483
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Groupon, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which we exercise control and variable interest entities for which we have determined that we are the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the Consolidated Financial Statements as Noncontrolling interests. Investments in entities in which we do not have a controlling financial interest are accounted for at fair value, as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Beginning in the fourth quarter 2022, we disclosed conditions and events such as increasing cash outflows, operating losses and insufficient cash balances that, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern. However, that doubt was alleviated through management's plans. In the second quarter 2023, the addition of the maturing credit facility indicated that substantial doubt was no longer alleviated by management's plans. In the fourth quarter of 2023, we executed a fully backstopped Rights Offering that closed in January 2024. The Rights Offering was oversubscribed and raised $80.0 million. In February 2024, we used $43.1 million of proceeds from the Rights Offering to repay our credit facility in advance of its maturity in May 2024. In the fourth quarter of 2023, we also received $18.9 million in proceeds from the sale of a portion of our non-controlling equity interest in SumUp. Our net cash used in operating activities has improved year-over-year, from $78.0 million and $136.0 million for the years ended December 31, 2023 and December 31, 2022, with net cash provided by operating activities of $54.5 million and $15.9 million for the three months ended December 31, 2023 and December 31, 2022. Accordingly, management has concluded that there is no longer substantial doubt about our ability to continue as a going concern.
Adoption of New Accounting Standards
There were no new accounting standards adopted during the year ended December 31, 2023.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Goodwill
Goodwill is allocated to our reporting units at acquisition. Our reporting units are the same as our operating segments, North America and International. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We evaluate goodwill for impairment annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may exceed its fair value. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more-likely-than-not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit's fair value. If the fair value of the reporting unit is in excess of its carrying value, the related goodwill is not impaired. If the fair value is less than the carrying value, we recognize an impairment equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Lease Obligations
We have entered into various non-cancelable operating lease agreements for our offices. Significant judgment is required when determining whether a contract is or contains a lease. We review contracts to determine whether the language conveys the right to control the use of an identified asset for a period of time in exchange for consideration.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Cost of Revenue
Cost of revenue consists of direct and certain indirect costs incurred to generate revenue. Costs incurred to generate revenue, which include credit card processing fees, editorial costs, compensation expense for technology support personnel who are responsible for maintaining the infrastructure of our websites, amortization of internal-use software relating to customer-facing applications, web hosting and other processing fees are attributed to the cost of service.
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
Stock-Based Compensation
We measure stock-based compensation cost at fair value. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest, except for awards with both performance conditions and a graded vesting schedule, which are recognized using the accelerated method. We present stock-based compensation expense within the Consolidated Statements of Operations.
Foreign Currency
Balance sheet accounts of our operations outside of the United States are translated from foreign currencies into U.S. dollars at exchange rates as of the Consolidated Balance Sheet date. Revenue and expenses are translated at average exchange rates during the period. Foreign currency translation adjustments and foreign currency gains and losses on intercompany balances that are of a long-term investment nature are included within Accumulated other comprehensive income on the Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions that are denominated in currencies other than the entity's functional currency, including foreign currency gains and losses on intercompany balances that are not of a long-term investment nature, are included within Other income (expense), net on the Consolidated Statements of Operations.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is assessing the effect this guidance may have on our disclosures.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is effective for annual periods beginning after December 15, 2024. The Company is assessing the effect this guidance may have on our disclosures.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The following summarizes property, equipment and software, net as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Furniture and fixtures and other	571	3,384
Leasehold improvements	19,167	18,428
Computer hardware and purchased software	5,741	110,338
Internally-developed software (1)	295,860	334,079
Total property, equipment and software, gross	321,339	466,229
Less: accumulated depreciation and amortization	(290,809)	(409,498)
Property, equipment and software, net	$30,530	$56,731
(1)The net carrying amount of internally-developed software was $28.4 million and $48.6 million as of December 31, 2023 and 2022.
We performed an assessment in the first, second, third and fourth quarters of 2023 and did not identify a triggering event that would have required us to test for impairment for such periods.
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
During the third quarter of 2021, we recognized long-lived asset impairments for certain leasehold improvements under our 2020 Restructuring Plan. See details in the table below and Note 13, Restructuring and Related Charges, for more information.
In order to evaluate long-lived assets for impairment in 2022 and 2021, we compared the fair value our asset groups to their carrying value. In determining the fair values of our asset groups, we used the discounted cash flow method under the income approach that uses Level 3 inputs. The significant estimates used in the discounted cash flow models are the risk-adjusted discount rates; forecasted revenue, cost of revenue and operating expenses; forecasted capital expenditures and working capital needs; weighted-average cost of capital; rates of long-term growth; and income tax rates.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes impairment charges for property, equipment and software that are presented within Restructuring and related charges and Long-lived asset impairment on the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Long-lived asset impairment:
North America	$—	$753	$—
International	—	3,736	—
Long-lived asset impairment	—	4,489	—
Restructuring and related charges:
North America	—	—	602
International	—	—	268
Restructuring and related charges impairment	—	—	870
Total property, equipment and software impairment	$—	$4,489	$870
The following table summarizes impairment for long-lived assets by asset type for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
Long-Lived Asset Category	2023	2022	2021
Property, equipment and software, net
Leasehold improvements	—	1,747	870
Computer hardware	—	1,498	—
Internally-developed software	—	753	—
Other Property, equipment and software, net	—	491	—
Total	$—	$4,489	$870
Depreciation and amortization expense on property, equipment and software is classified as follows in the accompanying Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Service cost of revenue	$25,024	$32,554	$32,354
Product cost of revenue	—	—	378
Selling, general and administrative	18,377	21,616	31,193
Total	$43,401	$54,170	$63,925
The above amounts include amortization of internally-developed software of $38.1 million, $44.2 million and $50.5 million for the years ended December 31, 2023, 2022 and 2021.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes goodwill activity by segment for the year ended December 31, 2022 (in thousands). There was no activity for the year ended December 31, 2023.

	North America (1)	International (2)	Consolidated
Balance as of December 31, 2021	$178,685	$37,708	$216,393
Goodwill impairment	—	(35,424)	(35,424)
Foreign currency translation	—	(2,284)	(2,284)
Balance as of December 31, 2022	$178,685	$—	$178,685
(1)As of December 31, 2023, the North America reporting unit had a negative carrying value.
(2)As of December 31, 2021, the International reporting unit had a negative carrying value.
We performed an assessment in the first, second, third and fourth quarters of 2023 and did not identify a triggering event that would have required us to test for impairment for such periods. Additionally, we performed our annual goodwill impairment assessment as of October 1, 2023, which did not identify any goodwill impairment.
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
During the third quarter of 2021, we determined the prolonged recovery from the COVID-19 pandemic and the sustained decrease in our stock price required us to evaluate our goodwill for impairment. Additionally, we performed our annual goodwill impairment assessment as of October 1, 2021. Our assessments did not identify any goodwill impairment. Therefore, we did not recognize goodwill impairment for either of our reporting units during the year ended December 31, 2021.
In order to evaluate goodwill for impairment, we compared the fair value of our two reporting units, North America and International, to their carrying values. In determining the fair values of our reporting units, we used the discounted cash flow method under the income approach that uses Level 3 inputs.
The following table summarizes intangible assets as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	18,842	17,944	898	17,912	14,327	3,585
Trade names	9,459	8,753	706	9,340	8,382	958
Patents	13,235	7,237	5,998	13,341	6,701	6,640
Other intangible assets	9,318	5,516	3,802	17,517	11,059	6,458
Total	$50,854	$39,450	$11,404	$58,110	$40,469	$17,641

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $7.8 million, $8.5 million and $8.9 million for the years ended December 31, 2023, 2022 and 2021.
As of December 31, 2023, our estimated future amortization expense related to intangible assets is as follows (in thousands):

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2024	$4,419
2025	2,900
2026	2,028
2027	1,350
2028	707
Thereafter	—
Total	$11,404
5. INVESTMENTS
The following table summarizes our percentage ownership in our investments for the periods noted below:

	December 31, 2023 and 2022
Other equity investments	1%	to	19%
Available-for-sale securities	1%	to	19%
Fair value option investments	10%	to	19%
Other Equity Investments
Other equity investments represent equity investments without readily determinable fair values. We have elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes in orderly transactions and impairments.
The following table summarizes other equity investment activity for the year ended December 31, 2023 (in thousands). There was no activity for the year ended December 31, 2022:

Balance as of December 31, 2022	$119,541
Gain (loss) from changes in fair value and foreign currency depreciation	(25,794)
Dispositions	(18,924)
Balance as of December 31, 2023	$74,823
We hold a 1.79% non-controlling equity interest in SumUp, a privately-held mobile payments company. During the third quarter of 2023, we recorded a remeasurement of our investment in SumUp, resulting in a decline of $25.8 million based on a preliminary Share Purchase Agreement (the "Purchase Agreement"). This remeasurement represents non-cash investing activity. The loss was driven by a share price reduction on a Euro basis as well as foreign currency depreciation of US dollars versus Euros. The loss on the remeasurement is classified within Other income (expense), net on the Consolidated Statements of Operations for the year ended December 31, 2023. During the fourth quarter of 2023, we entered into the Purchase Agreement agreeing to sell approximately 9.4% of our shares in SumUp and received cash of $8.8 million in connection with the sale. As a result of the transaction, our non-controlling equity interest in SumUp decreased from 2.29% to 2.08%.
Additionally, during the fourth quarter of 2023, the Company entered into a separate Share Purchase Agreement pursuant to which it has agreed to sell shares representing approximately 11.7% of its 2.08% interest in SumUp at approximately the same price as agreed to in connection with the first transaction noted above and received cash of $10.2 million in relation to the sale. As a result of the second transaction, our non-controlling equity interest in SumUp decreased from 2.08% to 1.79%.
During the third quarter 2021, we adjusted the carrying value of our other equity investment in SumUp due to observable price changes in orderly transactions, which resulted in an unrealized gain of $89.1 million for the year ended December 31, 2021. The unrealized gain is presented within Other income (expense), net on the Consolidated Statements of Operations for the year ended December 31, 2021.
During the third quarter 2021, we also sold 100% of our shares in one of our other equity investments for total cash consideration of $2.6 million and recognized a gain of $2.2 million. During the second quarter 2021, we

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
divested our shares in one of our other equity investments and recognized a gain and total cash consideration of $4.2 million. The gains on our investments have been presented within Other income (expense), net in the Consolidated Statements of Operations for the year ended December 31, 2021.
Available-for-Sale Securities
Our available-for-sale securities had a fair value of $0.0 million as of December 31, 2023 and 2022 and no financial statement activity was recorded for the years ended December 31, 2023, 2022 and 2021.
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
The fair value of both of these investments was $0.0 million as of December 31, 2023 and 2022 and no financial statement activity was recorded for the years ended December 31, 2023, 2022 and 2021.
6. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$9,799	$16,048
Income taxes receivable	5,349	6,691
Deferred cloud implementation cost	14,627	9,362
Restricted Cash (1)	26,075	417
Other	7,797	8,583
Total prepaid expenses and other current assets	$63,647	$41,101
(1) Primarily consists of cash collateral related to our letters of credit. See Note 7,Financing Arrangements for additional information.
The following table summarizes Other non-current assets as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred contract acquisition costs	$2,940	$4,815
Deferred cloud implementation costs	188	17,684
Other	2,967	4,992
Total other non-current assets	$6,095	$27,491

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes Accrued expenses and other current liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Refund reserve	$4,445	$11,072
Compensation and benefits	10,717	15,005
Accrued marketing	8,771	19,596
Restructuring-related liabilities	1,641	4,782
Customer credits	26,595	36,220
Operating lease obligations	7,121	37,525
Other (1)	42,649	47,252
Total accrued expenses and other current liabilities	$101,939	$171,452
(1)Includes certain payroll taxes deferred under the Coronavirus Aid, Relief and Economic Security ("CARES") Act of $2.7 million as of December 31, 2022. This balance was paid in January 2023.
The following table summarizes Other non-current liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Contingent income tax liabilities	$9,373	$11,213
Deferred income taxes	2,525	3,100
Other	1,364	4,273
Total other non-current liabilities	$13,262	$18,586
The following table summarizes Other income (expense), net for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest income	$10,264	$9,533	$5,116
Interest expense	(15,718)	(14,380)	(17,206)
Changes in fair value of investments (1)	(25,847)	—	95,623
Loss on extinguishment of debt	—	—	(5,090)
Foreign currency gains (losses), net and other (2)	6,127	(19,308)	14,237
Other income (expense), net	$(25,174)	$(24,155)	$92,680
(1)The $25.8 million loss for the year ended December 31, 2023 relates to a remeasurement of our investment in SumUp. The year ended December 31, 2021 includes an $89.1 million unrealized gain due to an upward adjustment for an observable price change of SumUp.
(2)Includes a $32.3 million cumulative foreign currency translation adjustment gain that was reclassified into earnings for the year ended December 31, 2021 as a result of the substantial liquidation of our subsidiary in Japan as part of our 2020 Restructuring Plan.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. FINANCING ARRANGEMENTS
Convertible Senior Notes due 2026
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
Upon conversion, we can elect to settle the conversion value in cash, shares of our Common Stock, or any combination of cash and shares of our Common Stock. Subject to certain conditions, holders of the 2026 Notes may convert the 2026 Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event. Based on the closing price of the Common Stock of $12.84 as of December 31, 2023, the if-converted value of the 2026 Notes was less than the principal amount.
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
The Indenture includes customary events of default, including that acceleration of indebtedness under the Credit Agreement could result in an event of default under the Indenture. If an event of default, as defined in the Indenture, occurs and is continuing, the principal amount of the 2026 Notes and any accrued and unpaid interest may be declared immediately due and payable. In the case of bankruptcy or insolvency, the principal amount of the 2026 Notes and any accrued and unpaid interest would automatically become immediately due and payable. We account for the 2026 Notes as a single liability-classified instrument measured at amortized cost. The carrying value of the 2026 Notes was determined by deducting transaction costs incurred in connection with the issuance of the 2026 Notes of $7.8 million from the principal amount. Those transaction costs were recorded as a debt discount in the Consolidated Balance Sheets and are amortized to interest expense. We have presented the 2026 Notes in Convertible senior notes, net in the accompanying Consolidated Balance Sheets.
The carrying amount of the 2026 Notes consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Principal amount	$230,000	$230,000
Less: debt discount	(3,530)	(5,077)
Net carrying amount of liability	$226,470	$224,923
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of December 31, 2023 and 2022 was $141.9 million and $133.1 million and was determined using a lattice model.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the years ended December 31, 2023 and 2022, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Year Ended December 31,
	2023	2022
Contractual interest	$2,588	$2,588
Amortization of debt discount	1,547	1,520
Total	$4,135	$4,108
Capped Call Transactions
In connection with the 2026 Notes, we entered into privately-negotiated capped call transactions with each of Barclays Bank PLC, BNP Paribas and Mizuho Markets Americas LLC. The capped call transactions cover, subject to customary adjustments, the number of shares of Common Stock initially underlying the 2026 Notes. The capped call transactions are expected generally to reduce potential dilution to our Common Stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, with such reduction and/or offset subject to a cap initially equal to $104.80 (which represents a premium of 100% over the last reported sale price of our Common Stock on The Nasdaq Global Select Market on March 22, 2021), subject to certain adjustments under the terms of the capped call transactions.
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
Revolving Credit Agreement
In May 2019, we entered into a second amended and restated senior secured revolving credit agreement, which matures on May 14, 2024, as amended from time to time, the Credit Agreement.
On February 12, 2024, we prepaid $43.1 million to terminate all commitments to extend further credit under the Credit Agreement using our $80.0 million in proceeds received from the Rights Offering. The terms of the Rights Offering permit the Company to use the proceeds for general corporate purposes, including the repayment of debt. We were not subject to any early termination penalties under the Credit Agreement. The payment of the Payoff Amount terminated our obligations under the Credit Agreement, except for ordinary and customary survival terms. In addition, we retained access to letters of credit, originally available under the Credit Agreement.
In September 2022, we entered into the Third Amendment to the Credit Agreement to modify certain financial covenants and provide for additional flexibility in our operations, including certain modifications to our requirement to maintain (i) a maximum funded indebtedness to EBITDA ratio and (ii) a monthly minimum liquidity balance. In addition to the modifications described below, the Third Amendment reduced our borrowing capacity under our senior secured revolving credit facility from $225.0 million to $150.0 million.
In March 2023, we entered into the Fourth Amendment to the Credit Agreement to modify certain financial covenants and provide for additional flexibility in our operations, among other changes, including certain modifications to (i) our requirements to maintain a monthly minimum liquidity balance (including any undrawn amounts under the revolving credit facility) of at least $50.0 million, (ii) the calculation of EBITDA under the Fourth Amendment, (iii) mandatory prepayment requirements, and (iv) certain affirmative covenants. In addition, the Fourth Amendment reduced our borrowing capacity under our senior secured revolving credit facility from $150.0 million to $75.0 million, which provides for the issuance of up to $75.0 million in letters of credit, provided that the sum of

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
outstanding borrowings and letters of credit do not exceed the maximum funding commitment of $75.0 million.
In November, 2023, the Company entered into the Fifth amendment to the Credit Agreement to provide for additional flexibility with regards to the fully backstopped Rights Offering. See Note 10, Stockholders' Equity (Deficit) for additional information regarding the Rights Offering. Specifically, the Company entered into the Fifth Amendment to the Credit Agreement. The Fifth Amendment effects certain modifications to the definition of the term “Change in Control” and adds the term “Disqualified Equity Interest” to the Credit Agreement, among other changes. In addition, the Fifth Amendment modifies the restricted payment covenant to permit the Company to declare and pay dividends with respect to its Equity Interests (other than Disqualified Equity Interests) payable solely in additional shares of its Equity Interests (other than Disqualified Equity Interests).
We deferred debt issuance costs of $4.6 million in aggregate in connection with the Credit Agreement. Deferred debt issuance costs are included within Other non-current assets on the Consolidated Balance Sheets and are amortized to interest expense over the term of the respective agreement.
As of December 31, 2023, we were in compliance with the applicable covenants under the Credit Agreement. Non-compliance with the covenants under the Credit Agreement may result in termination of the commitments thereunder and any then outstanding borrowings may be declared due and payable immediately. We have the right to terminate the Credit Agreement or reduce the available commitments at any time.
Borrowings under the Second Amendment bore (a) interest at a rate per annum equal to (i) an adjusted LIBO rate or (ii) a customary base rate (with loans denominated in certain currencies bearing interest at rates specific to such currencies) plus an additional margin ranging between 0.50% and 2.00% and (b) commitment fees ranging from 0.25% to 0.35% on the daily amount of unused commitments. The Second Amendment also includes a replacement mechanism for the discontinuation of the adjusted LIBO rate.
The Third Amendment replaced LIBOR as a benchmark interest rate under the Second Amendment with Term Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 10 basis points. The Third Amendment also provides that, from the date of the Third Amendment through the fiscal quarter ending June 30, 2023, the Alternate Base Rate ("ABR") and Canadian prime spreads shall be raised to 1.50%, the fixed rate spreads to 2.50% and the commitment fee to 0.40% on the daily amount of the unused commitments under the Credit Agreement. After June 30, 2023, the applicable spreads and commitment fee will revert to the levels set by the Second Amendment, with the addition of a new tier that is applicable when the ratio of funded indebtedness to EBITDA exceeds 3.00:1.00 and provides for ABR and Canadian prime spreads of 1.25%, fixed rate spreads of 2.25% and a commitment fee of 0.40% on the daily amount of the unused commitments under the Credit Agreement.
The Credit Agreement is secured by substantially all of our tangible and intangible assets, including a pledge of 100% of the outstanding capital stock of substantially all of our direct and indirect domestic subsidiaries and 65% of the shares or equity interests of first-tier foreign subsidiaries and each U.S. entity whose assets substantially consist of capital stock and/or intercompany debt of one or more foreign subsidiaries, subject to certain exceptions. Certain of our domestic and foreign subsidiaries are guarantors under the Credit Agreement.
Amounts committed to outstanding borrowings and letters of credit under the Credit Agreement as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Borrowings	$42,776	$75,000
Letters of credit (1)	25,200	24,900

(1) Under the Credit Agreement, cash collateral was required if letters of credit extended beyond May 14, 2024. Cash collateral is treated as restricted cash on the Consolidated Balance Sheets. See Note 6, Supplemental Consolidated Balance Sheets and Statements of Operations Information for additional information.
8. LEASES
Our operating leases primarily consist of leases for real estate throughout the world with lease expirations between 2024 and 2025. These arrangements typically do not transfer ownership of the underlying asset as we do

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
not assume, nor do we intend to assume, the risks and rewards of ownership. Our finance leases were related to property and equipment, primarily computer hardware, all of which expired in the year ended December 31, 2022.
In November 2023, we signed a lease for our new headquarters that continues to be located in Chicago, Illinois. We had access to the facility effective December 2023 and the lease expires on December 15, 2025.
We previously leased our headquarters located in Chicago, Illinois ("600 West Chicago"). During the year ended December 31, 2022, we reassessed the term of our 600 West Chicago operating lease as we were reasonably certain to exercise our option to early terminate the lease. As a result, our expected future minimum lease payments related to that lease were modified. Our reassessment included an increase in our Accrued expenses and other current liabilities of $11.6 million, a decrease to our long-term Operating lease obligations of $25.6 million, a decrease to our Right-of-use assets - operating leases, net of $9.5 million in the Consolidated Balance Sheets and a gain of $4.5 million in Restructuring and related charges in the Consolidated Statements of Operations. Refer to Note 13, Restructuring and Related Charges for additional information on the gain recognized. In January 2023, we exercised our option to early terminate our lease at 600 West Chicago effective on January 31, 2024, which required us to pay a penalty of $9.6 million with our early termination notice.
We subleased a portion of 600 West Chicago to Uptake, Inc. ("Uptake"), a Lightbank LLC portfolio company as a related party transaction. The sublease was a market rate transaction on terms that we believe are no less favorable than would have been reached with an unrelated party. As part of our reassessment of 600 West Chicago lease and early termination option noted above, we modified the sublease term to expire on January 30, 2024, as well. Given the uncertainty of collectability of our sublease income with Uptake, we recognized impairment of $1.8 million related to that portion of the right-of-use assets - operating leases for the year ended December 31, 2022, which is presented in Restructuring and related charges on the Consolidated Statements of Operations. In the first quarter of 2023, we initiated a lawsuit against Uptake for breach of the lease agreement and settled that lawsuit in the fourth quarter of 2023. See note 9, Commitments and Contingencies for additional information.
The following summarizes right-of-use assets as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Right-of-use assets - operating leases	$18,099	$60,204
Less: accumulated depreciation and amortization	(15,902)	(48,077)
Right-of-use assets - operating leases, net	$2,197	$12,127

For the year ended December 31, 2022, we determined a downward revision of our forecast in the second quarter of 2022 and further downward revision in the fourth quarter of 2022 each required us to evaluate our long-lived assets for impairment. As a result of our interim quantitative assessments, we recognized impairment related to our right-of-use assets - operating leases of $7.8 million within our International segment, which is presented in Long-lived asset impairments on the Consolidated Statements of Operations. We also recognized impairment for our right-of-use assets - operating leases related to our 2020 Restructuring Plan of $1.2 million, which is presented in Restructuring and related charges on the Consolidated Statements of Operations. See Note 13, Restructuring and Related Charges, for more information
Due to actions taken under our 2020 Restructuring Plan, we recognized impairment of $6.8 million related to right-of-use assets - operating leases for the year ended December 31, 2021, which are presented in Restructuring and related charges on the Consolidated Statements of Operations. See Note 13, Restructuring and Related Charges, for more information.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes our lease costs and sublease income for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Financing lease cost:
Amortization of right-of-use assets	$—	$543	$3,621
Interest on lease liabilities	—	12	120
Total finance lease cost	—	555	3,741
Operating lease cost (1)	10,962	20,880	25,346
Variable lease cost (2)	6,332	7,966	6,378
Short-term lease cost	58	57	83
Sublease income, gross (3)	(6,039)	(3,949)	(4,650)
Total lease cost	$11,313	$25,509	$30,898
(1)Operating lease costs presented as Selling, general and administrative and Restructuring and related charges in the Consolidated Statements of Operations totaled $8.6 million and $2.4 million for the year ended December 31, 2023, $15.7 million and $5.2 million     for the year ended December 31, 2022 and $17.6 million and $7.8 million for the year ended December 31, 2021.
(2)Variable lease costs presented as Selling, general and administrative and Restructuring and related charges in the Consolidated Statements of Operations totaled $3.7 million and $2.6 million for the year ended December 31, 2023, $5.6 million and $2.4 million for the year ended December 31, 2022 and $4.7 million and $1.7 million for the year ended December 31, 2021.
(3)Sublease income, gross primarily presented as Restructuring and related charges in the Consolidated Statements of Operations for the years ended December 31, 2023 and entirely for the years ended December 31, 2022 and 2021. Additionally, for the year ended December 31, 2023, sublease income, gross includes the settlement related to Uptake. See Note 9, Commitments and Contingencies for additional information.
As of December 31, 2023, the future payments under operating leases for each of the next five years and thereafter are as follows (in thousands):

Operating Leases
2024	7,408
2025	2,401
2026	—
2027	—
2028	—
Thereafter	—
Total minimum lease payments	9,809
Less: Amount representing interest	(306)
Present value of net minimum lease payments	9,503
Less: Current portion of lease obligations	(7,121)
Total long-term lease obligations	$2,382
As of December 31, 2023, we do not have any material non-cancelable operating lease commitments that have not yet commenced.
As of December 31, 2023 and 2022, the weighted-average remaining lease term and weighted-average discount rate for our operating leases were as follows:

	December 31, 2023	December 31, 2022
Weighted-average lease term	1 year	1 year
Weighted-average discount rate	5.8%	6.4%

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
We have entered into non-cancelable arrangements with third-parties, primarily related to cloud computing and other information technology services. As of December 31, 2023, future payments under these contractual obligations were as follows (in thousands):

2024	$9,719
2025	24,640
2026	1,990
2027	—
2028	—
Thereafter	—
Total purchase obligations	$36,349
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
We sublease a portion of 600 West Chicago to Uptake. In the first quarter of 2023, we initiated a lawsuit against Uptake in the Circuit Court of Cook County for breach of the lease agreement. In the fourth quarter of 2023, that lawsuit was settled amicably for $4.25 million. The matter has been concluded and the full settlement was received as of December 31, 2023. The settlement was recorded within Restructuring and related charges in the Consolidated Statements of Operations.
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
In addition, third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to intellectual property disputes, including patent infringement claims, and expect that we will continue to be subject to intellectual property infringement claims as our services expand in scope and complexity. In the past and/or at present, we have litigated patent infringement and other intellectual property-related claims, including pending litigation or trademark disputes relating to, for example, our Goods category, some of which involved or could have involved potentially substantial claims for damages or injunctive relief. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and we become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws may be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and often costly to resolve, could require expensive changes in our methods of doing business or the goods we sell, or could require us to enter into costly royalty or licensing agreements.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of December 31, 2023. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of December 31, 2023 were approximately $11.7 million.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
Our Board of Directors has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of our Common Stock. As of December 31, 2023 and 2022, there were no shares of preferred stock outstanding.
Common Stock
Pursuant to our restated certificate of incorporation, as of December 31, 2023, the Board had the authority to issue up to a total of 100,500,000 shares of Common Stock. Each holder of Common Stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. In addition, holders of our Common Stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our Common Stock under our share repurchase program. During the year ended December 31, 2023, we did not repurchase any shares under the program. As of December 31, 2023, $245.0 million of Common Stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Credit Agreement, share price, available cash and other factors, and the share repurchase program may be terminated at any time.
Rights Offering
On November 7, 2023, the Board approved an $80.0 million fully backstopped Rights Offering to our stockholders of record of our Common Stock, as of the close of business on November 20, 2023. To be able to execute the Rights Offering, the Credit Agreement was amended. See Note 7, Financing Arrangements for additional information.
The Rights Offering was made through the distribution of non-transferable subscription rights to purchase shares of Common Stock at a subscription price of $11.30 per share and otherwise on such terms and subject to such conditions as may be required to comply with any applicable Nasdaq Global Market stock exchange rules and regulations. The subscription period for the Rights Offering expired at 5:00 p.m., New York City time, on January 17, 2024 (the "Expiration Date").
The Rights Offering was fully backstopped by Pale Fire Capital SICAV a.s. (the “Backstop Party”), an entity affiliated with (i) Dusan Senkypl, the Company’s Interim Chief Executive Officer and a member of the Board, and (ii) Jan Barta, a member of the Board. The Backstop Party had a binding commitment to (i) fully exercise its pro rata subscription right prior to the Expiration Date of the Rights Offering and (ii) fully purchase any and all unsubscribed shares in the Rights Offering following the Expiration Date at the same price and on the same terms and conditions as other participants in the Rights Offering.
On January 22, 2024, Groupon announced the closing of its $80.0 million fully backstopped Rights Offering for shares of its Common Stock, par value $0.0001 per share.
Pursuant to the terms of the Rights Offering, 7,079,646 shares of Common Stock were purchased at $11.30 per share, generating $80.0 million in gross proceeds to the Company. As detailed below, the Rights Offering was oversubscribed, and the subscriptions, inclusive of the exercise of all over-subscription privileges (such aggregate number, the “Subscriptions”), well exceeded $80.0 million, the maximum aggregate offering size of the Rights Offering.
Through the exercise of both basic subscription rights and over-subscription privileges the Backstop Party, subscribed for approximately 7.1 million shares and other stockholders subscribed for approximately 9.7 million shares. The Company is issuing 4,574,113 shares of Common Stock via the exercise of the basic subscription rights

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and 2,505,533 shares of Common Stock via the exercise of over-subscription privileges. The Backstop Party purchased approximately 3.1 million shares of Common Stock in connection with the Rights Offering.

Pursuant to the Backstop Agreement, dated November 9, 2023, the Backstop Party agreed to (i) exercise its basic subscription rights in full and (ii) purchase any and all shares of Common Stock not subscribed for following the Expiration Date of the Rights Offering. As no shares remained unsubscribed following the Expiration Date, the purchase of unsubscribed shares became unnecessary.

11. COMPENSATION ARRANGEMENTS
Groupon, Inc. Stock Plan
In August 2011, we established the Groupon, Inc. 2011 Stock Plan (the "2011 Plan"), most recently amended in March 2023, under which options, restricted stock units and performance stock units for up to 13,775,000 shares of Common Stock were authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee of the Board (the "Compensation Committee"). As of December 31, 2023, 2,869,211 shares of Common Stock were available for future issuance under the 2011 Plan.
The stock-based compensation expense related to stock awards issued under the 2011 Plan and acquisition-related awards are presented within the following line items of the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$119	$395	$585
Marketing	53	1,054	748
Selling, general and administrative	14,309	28,557	31,836
Total stock-based compensation expense	$14,481	$30,006	$33,169
We capitalized $0.6 million, $3.4 million and $3.7 million of stock-based compensation for the years ended December 31, 2023, 2022 and 2021, in connection with internally-developed software and cloud computing arrangements.
Employee Stock Purchase Plan
The Groupon, Inc. 2012 Employee Stock Purchase Plan ("ESPP"), as amended, authorizes us to grant up to 1,000,000 shares of Common Stock under that plan. For the years ended December 31, 2023, 2022 and 2021, 45,879, 83,551 and 49,399 shares of Common Stock were issued under the ESPP.
Restricted Stock Units
The restricted stock units granted under the 2011 Plan ("Restricted Stock Units") generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes Restricted Stock Unit activity under the 2011 Plan for the year ended December 31, 2023:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2022	2,876,089	$19.33
Granted	601,314	5.26
Vested	(1,368,015)	19.04
Forfeited	(1,363,548)	15.72
Unvested at December 31, 2023	745,840	$10.61

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average grant date fair value of Restricted Stock Units granted in 2022 and 2021 was $16.95 and $31.48. The fair value of Restricted Stock Units that vested during each of the three years ended December 31, 2023, 2022 and 2021 was $8.9 million, $15.6 million and $48.8 million. As of December 31, 2023, $4.4 million of unrecognized compensation costs related to unvested employee Restricted Stock Units are expected to be recognized over a remaining weighted-average period of 0.64 years.
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

Dividend yield	0.0%
Risk-free interest rate	4.1%
Expected term (in years)	2
Expected volatility	78.2%
The table below summarizes stock option activity for the year ended December 31, 2023:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	—	$—	—	$—
Granted	3,500,000	6.00	3.00	—
Exercised	(437,500)	6.00	—	—
Outstanding at December 31, 2023	2,187,500	6.00	2.25	14,963
Exercisable at December 31, 2023	875,000	$6.00	2.25	5,985
As of December 31, 2023, there was $2.1 million of total unrecognized compensation costs related to unvested stock options granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 1.25 years. The total fair value of shares vested during the year ended December 31, 2023 was $0.8 million.
Performance Share Units
We have granted performance share units under the 2011 Plan that vest in shares of our Common Stock upon the achievement of financial and operational targets specified in the respective award agreement ("Performance Share Units"). Our existing Performance Share Units are subject to continued service through the performance period dictated by the award and certification by the Compensation Committee of the Board that the specified performance conditions have been achieved.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes Performance Share Unit activity under the 2011 Plan for the year ended December 31, 2023:

	Performance Share Units	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2022	17,269	$24.13
Granted	506,324	6.34
Vested	(17,269)	24.13
Unvested at December 31, 2023	506,324	$6.34

Maximum shares issuable upon vesting at December 31, 2023	759,486
As of December 31, 2023, unrecognized compensation costs related to unvested Performance Share Units were $1.2 million. That cost is expected to be recognized over a remaining weighted-average period of 0.33 years.
We have also previously granted performance share units subject to a market condition ("Market-based Performance Share Units"). As of December 31, 2023, there were no Market-based Performance Share Units outstanding. During the year ended December 31, 2022, 24,335 Market-based Performance Share Units were forfeited and 33,333 Market-based Performance Share Units expired as the market conditions were not met. No Market-based Performance Share Units remain unvested and all related compensation costs have been recognized as of December 31, 2022.
Defined Contribution Plans
We have a 401(k) defined contribution retirement savings plan covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We contribute up to 50% of the first 6% of eligible compensation contributed to the plan, subject to a 3 year graded vesting schedule. We also have several foreign defined contribution plans, which require us to contribute a percentage of participating employee's salary according to local regulations. During the years ended December 31, 2023, 2022 and 2021, our contributions for all plans were $1.9 million, $5.8 million and $6.7 million.
12. REVENUE RECOGNITION
See Note 18, Segment Information, for revenue summarized by reportable segment and category.
Contract Balances
Our deferred revenue relates to gift card revenue and is recognized upon customer redemption. As of December 31, 2023, 2022 and 2021, our deferred revenue was $2.7 million, $1.6 million and $3.5 million. All deferred revenue was recognized in the following annual period for the respective year-end.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Credits
The following table summarizes the activity in the liability for customer credits for the years ended December 31, 2023 and 2022 (in thousands):

Customer Credits
Balance as of December 31, 2021	$56,558
Credits issued	134,317
Credits redeemed (1)	(128,247)
Breakage revenue recognized	(25,802)
Foreign currency translation	(606)
Balance as of December 31, 2022	$36,220
Credits issued	76,767
Credits redeemed (2)	(83,902)
Breakage revenue recognized	(2,597)
Foreign currency translation	107
Balance as of December 31, 2023	$26,595
(1)Historically, customer credits have primarily been used within one year of issuance; however, usage patterns were impacted from changes in customer behavior due to COVID-19.
(2)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Cost of Obtaining Contracts
Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, deferred contract acquisition costs were $3.9 million and $5.9 million.

The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2023, 2022 and 2021, we amortized $7.9 million, $10.7 million and $10.5 million of deferred contract acquisition costs.
Allowance for Expected Credit Losses on Accounts Receivable
The following table summarizes the activity in the allowance for expected credit losses on accounts receivables for the years ended December 31, 2023 and 2022 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2021	$7,974
Change in provision	(1,335)
Write-offs	(1,618)
Foreign currency translation	(483)
Balance as of December 31, 2022	$4,538
Change in provision	(959)
Write-offs	(779)
Foreign currency translation	56
Balance as of December 31, 2023	$2,856

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Variable Consideration for Unredeemed Vouchers
During the years ended December 31, 2023, 2022, and 2021, we recognized $6.1 million, $9.1 million, and $31.4 million of variable consideration from unredeemed vouchers that were sold in a prior year. During the year ended December 31, 2021, the substantial majority of vouchers sold at the onset of the COVID-19 pandemic reached expiration at redemption rates lower than our historical estimates, however redemption rates for vouchers sold in more recent periods have improved. When actual redemptions differ from our estimates, the effects could be material to the Consolidated Financial Statements.
13. RESTRUCTURING AND RELATED CHARGES
In August 2022 and April 2020, we initiated Board-approved restructuring plans. Costs incurred related to the restructuring plans are classified as Restructuring and related charges on the Consolidated Statements of Operations. The restructuring activities are summarized by plan in the sections below.
2022 Restructuring Plan
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure to align with our go-forward business and financial objectives (the “2022 Cost Savings Plan”). The 2022 Cost Savings Plan included a restructuring plan, approved by our Board on August 5, 2022 (the “2022 Restructuring Plan”). The 2022 Restructuring Plan, including the first phase initiated August 2022, second phase initiated January 2023 and the third phase initiated July 2023 is expected to include an overall reduction of approximately 1,150 positions globally through natural attrition or involuntary termination. The majority of these reductions were completed as of March 31, 2023 and the remainder are expected to occur by the end of 2024. In connection with these actions, we expect to record total pre-tax charges of $22.0 million to $24.1 million. A majority of the pre-tax charges are expected to be paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We have incurred total pretax charges of $21.4 million since the inception of the 2022 Restructuring Plan.
The following tables summarize activity by segment related to the 2022 Restructuring Plan for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023
	Employee Severance and Benefit Costs (Credits)(1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$5,477	$938	$6,415
International	5,385	—	5,385
Consolidated	$10,862	$938	$11,800

(1)The employee severance and benefits costs for the year ended December 31, 2023 are related to the termination of approximately 470 employees.

	Year Ended December 31, 2022
	Employee Severance and Benefit Costs (Credits)(1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$8,024	$161	$8,185
International	1,464	—	1,464
Consolidated	$9,488	$161	$9,649
(1)The employee severance and benefits costs for the year ended December 31, 2022 are related to the termination of approximately 380 employees.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes restructuring liability activity for the years ended December 31, 2023 and 2022 for the 2022 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2021	$—	$—	$—
Charges payable in cash	9,488	161	9,649
Cash payments	(9,315)	(161)	(9,476)
Foreign currency translation	2	—	2
Balance as of December 31, 2022	$175	$—	$175
Charges payable in cash	10,862	938	11,800
Cash payments	(10,602)	(894)	(11,496)
Foreign currency translation	109	—	109
Balance as of December 31, 2023 (1)	$544	$44	$588
(1)Substantially all of the remaining cash payments for costs related to the 2022 Restructuring Plan are expected to be disbursed by the end of 2024.
2020 Restructuring Plan
In April 2020, the Board approved a multi-phase restructuring plan related to our previously-announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business (the "2020 Restructuring Plan"). We have incurred total pretax charges of $105.6 million since the inception of the 2020 Restructuring Plan. Our actions under this plan were substantially completed by December 31, 2021, and our current and future charges or credits will be from changes in estimates. Our 2020 Restructuring Plan included workforce reductions of approximately 1,600 positions globally, the exit or discontinuation of the use of certain leases and other assets, impairments of our right-of-use and other long-lived assets, and the exit of our operations in New Zealand and Japan. In the first quarter 2021, we substantially liquidated our subsidiary in Japan and reclassified $32.3 million of cumulative foreign currency translation gains into earnings, which is presented in Other income (expense), net on the Consolidated Statements of Operations for the year ended December 31, 2021.
The following tables summarize activity by segment related to the 2020 Restructuring Plan for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31, 2023
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Property, Equipment and Software Impairments	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$102	$9	$—	$(2,254)	$(2,143)
International	(2,890)	10	—	1,229	(1,651)
Consolidated	$(2,788)	$19	$—	$(1,025)	$(3,794)

	Year Ended December 31, 2022
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$1	$155	$—	$418	$574
International	(95)	92	—	2,130	2,127
Consolidated	$(94)	$247	$—	$2,548	$2,701

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2021
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Property, Equipment and Software Impairments	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$458	$1,696	$602	$7,278	$10,034
International	28,345	681	268	2,567	31,861
Consolidated	$28,803	$2,377	$870	$9,845	$41,895
As a part of our 2020 Restructuring Plan, we terminated or modified several of our leases. In other cases we vacated our leased facilities and some of those facilities we are in negotiations with the landlord to potentially terminate or modify those leases. The year ended December 31, 2023 includes a $4.25 million settlement related to Uptake in our North America segment. See Note 9,Commitments and Contingencies for additional information. For the year ended December 31, 2022, we recognized long-lived asset impairment related to those leases of $1.8 million and $1.2 million in our North America and International segments. In addition, during the year ended December 31, 2022, we recognized a gain of $4.5 million for one of our previously-impaired leases in our North America segment due to our reassessment of our 600 West Chicago lease given our option to early terminate. In January 2023, we exercised our option to early terminate our lease at 600 West Chicago, now expiring on January 31, 2024, which required us to pay $9.6 million with our early termination notice. For the year ended December 31, 2021, we recognized long-lived asset impairment of $5.5 million and $2.2 million in our North America and International segments. See Note 3, Property, Equipment and Software, Net and Note 8, Leases for additional information. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our 2020 Restructuring Plan are presented within Restructuring and related charges in the Consolidated Statements of Operations. The current and non-current liabilities associated with these leases continue to be presented within Accrued expenses and other current liabilities and Operating lease obligations in the Consolidated Balance Sheets.
The following table summarizes restructuring liability activity for the years ended December 31, 2023 and 2022 for the 2020 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2021	$11,038	$311	$11,349
Charges payable in cash	(94)	247	153
Cash payments	(6,096)	(212)	(6,308)
Foreign currency translation	(542)	(45)	(587)
Balance as of December 31, 2022	$4,306	$301	$4,607
Charges payable in cash and changes in estimate (1)	(2,788)	19	(2,769)
Cash payments	(727)	(113)	(840)
Foreign currency translation	48	7	55
Balance as of December 31, 2023 (2)	$839	$214	$1,053
(1)The credit recorded during the year ended December 31, 2023 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period
(2)Substantially all of the cash payments for the 2020 Restructuring Plan costs have been disbursed

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. INCOME TAXES
The components of pretax income (loss) for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$16,285	$(65,256)	$60,875
International	(59,711)	(126,714)	27,150
Income (loss) before provision (benefit) for income taxes	$(43,426)	$(191,970)	$88,025
The Provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021 consisted of the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current taxes:
U.S. federal	$1,305	$161	$2,354
State	2,094	704	1,629
International	4,374	(7,554)	(2,321)
Total current taxes	7,773	(6,689)	1,662
Deferred taxes:
U.S. federal	35	31,132	(15,254)
State	106	20,307	(16,864)
International	1,594	(2,340)	(1,867)
Total deferred taxes	1,735	49,099	(33,985)
Provision (benefit) for income taxes	$9,508	$42,410	$(32,323)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The items accounting for differences between the income tax provision (benefit) computed at the U.S. federal statutory rate and the Provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. federal income tax provision (benefit) at statutory rate	$(9,120)	$(40,314)	$18,485
Foreign income and losses taxed at different rates (1)	6,842	9,035	5,000
State income taxes, net of federal benefits, and state tax credits	3,709	4,133	4,897
Change in valuation allowances	87,993	64,328	(50,695)
Effect of income tax rate changes on deferred items	(104)	443	815
Adjustments related to uncertain tax positions	(5,117)	(13,062)	2,588
Non-deductible stock-based compensation expense	1,728	2,191	2,727
Tax (windfalls)/shortfalls on stock-based compensation awards	1,606	2,741	(1,762)
Federal research and development credits, net of adjustments	—	(812)	(396)
Forgiveness of intercompany liabilities	(43)	1,468	(62)
Tax attribute expiration	—	5,519	—
Asset impairments	(82,988)	7,213	—
Observable price change on an other equity investment	—	—	(17,955)
Non-deductible or non-taxable items	5,002	(473)	4,035
Provision (benefit) for income taxes	$9,508	$42,410	$(32,323)
(1)Tax rates in foreign jurisdictions were generally lower than the U.S. federal statutory rate through December 31, 2023. This resulted in an adverse impact to the Provision (benefit) for income taxes in this rate reconciliation for the years ended December 31, 2023, 2022 and 2021 prior to the impact of valuation allowances, due to the net pretax losses from operations in certain foreign jurisdictions with lower tax rates.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The deferred income tax assets and liabilities consisted of the following components as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses and other liabilities	$33,517	$37,397
Operating lease obligation	—	5,602
Stock-based compensation	2,153	3,886
Net operating loss and tax credit carryforwards (1)	217,560	135,743
Property, equipment and software, net	8,462	—
Intangible assets, net	20,586	19,139
Right-of-use assets	1,238	—
Investments	26,350	20,360
Convertible senior notes	3,353	4,638
Unrealized foreign currency exchange losses	955	—
Capitalized research and development costs	12,645	9,994
Other	171	312
Total deferred tax assets	326,990	237,071
Less: Valuation allowances	(296,129)	(204,462)
Deferred tax assets, net of valuation allowance	30,861	32,609
Deferred tax liabilities:
Prepaid expenses and other assets	(11,399)	(11,983)
Operating lease obligation	(1,417)	—
Property, equipment and software, net	—	(1,470)
Right-of-use assets	—	(679)
Deferred revenue	(8,931)	(8,027)
Total deferred tax liabilities	(21,747)	(22,159)
Net deferred tax asset (liability)	$9,114	$10,450
(1)Includes $83.0 million of tax losses recorded in 2023 due to an impairment of investment in subsidiaries. An offsetting valuation allowance was recorded in 2023.
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
As of December 31, 2023, we continue to maintain a valuation allowance against substantially all of our U.S. federal and state and foreign deferred tax assets. At December 31, 2022, we were in a cumulative pre-tax loss position, adjusted for certain permanent items, in the U.S. Additionally, we do not have any sources of income that support utilization of our U.S. deferred tax assets. In analyzing all available evidence, management determined that it is not more likely than not that the U.S. deferred tax assets will be realized due to the significant negative evidence outweighing the positive evidence. As a result, for the year ended December 31, 2022, we recognized a valuation allowance against all U.S. federal and state deferred tax assets, which resulted in a $51.9 million charge to income tax expense. At December 31, 2021, we had demonstrated profit, which was considered to be a source of positive evidence. In analyzing all available evidence at the time, management determined there was sufficient positive evidence outweighing negative evidence to conclude that it was more likely than not that a portion of the U.S. deferred tax assets were realizable. As such, for the year ended December 31, 2021, we released $57.7 million of the valuation allowance against a portion of our U.S. federal and state deferred tax assets, resulting in a $50.3 million reduction to expense, and a $7.4 million adjustment to equity.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We had $17.9 million of federal net operating loss carryforwards as of December 31, 2023 which will begin expiring in 2027. We had $50.8 million of state net operating loss carryforwards as of December 31, 2023, which will begin expiring in 2024. As of December 31, 2023, we had $907.0 million of foreign net operating loss carryforwards, a significant portion of which carry forward for an indefinite period.
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
The following table summarizes activity related to our gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning Balance	$39,172	$49,502	$48,960
Increases related to prior year tax positions	—	—	5,105
Decreases related to prior year tax positions	—	(124)	(3,138)
Increases related to current year tax positions	790	3,028	1,887
Decreases based on settlements with taxing authorities	—	(109)	—
Decreases due to lapse of statute limitations	(6,743)	(12,410)	(2,530)
Foreign currency translation	380	(715)	(782)
Ending Balance	$33,599	$39,172	$49,502
The total amount of unrecognized tax benefits as of December 31, 2023, 2022 and 2021 that, if recognized, would affect the effective tax rate are $7.6 million, $9.8 million and $18.7 million.
We recognized $0.6 million, $0.8 million and $1.0 million of interest and penalties within Provision (benefit) for income taxes on our Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021. Total accrued interest and penalties as of December 31, 2023 and 2022 were $2.0 million and $2.1 million, and are included within Other non-current liabilities in our Consolidated Balance Sheets.
We are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We recognized income tax benefits of $6.7 million, $12.5 million and $3.2 million for the years ended December 31, 2023, 2022 and 2021, as a result of new information that impacted our estimates of the amounts that are more likely than not of being realized upon settlement of the related tax positions and due to expirations of the applicable statutes of limitations. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $120.7 million, inclusive of estimated incremental interest from the original assessment. We believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and the subsidiary subject to the proposed assessment has been vigorously defending itself in that matter. In December 2023, the subsidiary received an unfavorable ruling at the lowest court level, but has lodged a second-level appeal, based on what it believes to be meritorious defenses to the assessment, and requested the suspension of a provisional payment demand of approximately $76.5 million. Additionally, unrelated to this matter, in February 2024, the subsidiary received a proposed assessment of approximately $31.7 million related to a 2017 distribution made to its parent entity. We believe this assessment is also without merit and the subsidiary intends to vigorously defend against this assessment. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of these assessments, we believe that it is reasonably possible that reductions of up to $5.5 million in unrecognized tax benefits may occur within the 12 months following December 31, 2023 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. Additionally, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
related deferred tax liabilities recognized as of December 31, 2023 and 2022 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
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
We have determined that the LLC is a variable interest entity and that we are its primary beneficiary. We consolidate the LLC because we have the power to direct the activities of the LLC that most significantly impact the LLC's economic performance. In particular, we identify and promote the deal offerings, provide all of the operational and back office support, present the LLC's deal offerings via our websites and mobile applications and provide the editorial resources that create the verbiage for the related deal offers.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There was no activity in the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2023, 2022 and 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We recognized a non-cash remeasurement of our investment in SumUp of $25.8 million during the year ended December 31, 2023. During the year ended December 31, 2021, we adjusted the carrying value of SumUp which resulted in an unrealized gain of $89.1 million and sold shares in two other equity investments for a gain of $6.4 million. See Note 5, Investments, for additional information.
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
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of December 31, 2023 and 2022 due to their short-term nature.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share amounts and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Basic and diluted net income (loss) per share:
Numerator
Net Income (loss)	$(52,934)	$(234,380)	$120,348
Less: Net income (loss) attributable to noncontrolling interests	2,476	3,229	1,680
Basic net income (loss) attributable to common stockholders	(55,410)	(237,609)	118,668

Diluted net income (loss) attributable to common stockholders	(55,410)	(237,609)	118,668
Plus: Interest expense from assumed conversion of convertible senior notes	—	—	4,643
Net income (loss) attributable to common stockholders plus assumed conversions	$(55,410)	$(237,609)	$123,311

Denominator
Shares used in computation of basic net income (loss) per share	31,243,179	30,166,100	29,365,880
Weighted-average effect of diluted securities:
Restricted stock units	—	—	624,794
Performance share units and other stock-based compensation awards	—	—	89,065
Convertible senior notes due 2022	—	—	858,517
Convertible senior notes due 2026	—	—	2,575,184
Shares used in computation of diluted net income (loss) per share	31,243,179	30,166,100	33,513,440

Net income (loss) per share:
Basic	$(1.77)	$(7.88)	$4.04
Diluted	$(1.77)	$(7.88)	$3.68
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share:

	Year Ended December 31,
	2023	2022	2021
Restricted stock units	1,475,683	2,587,585	500,763
Stock options	2,477,793	—	—
Performance share units and other stock-based compensation awards	138,962	97,203	—
Convertible senior notes due 2026 (1)	3,376,400	3,376,400	—
Warrants	—	—	877,595
Capped call transactions	3,376,400	3,376,400	2,575,184
Total	10,845,238	9,437,588	3,953,542
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2023, there were no Market-based Performance Share Units. As of December 31, 2022, no Market-based Performance Share Units remain unvested and outstanding, as the performance or market conditions were not met, and are excluded from the table above. As of December 31, 2021, there were up to 57,668 shares of Common Stock issuable upon vesting of outstanding Market-based Performance Share Units that were excluded from the table above as the performance or market conditions were not satisfied as of the end of the period. See Note 11. Compensation Arrangements, for additional information.
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
The following table summarizes revenue by reportable segment and category for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
North America
Service revenue:
Local	$346,962	$390,449	$530,468
Goods	18,436	28,785	51,568
Travel	14,554	17,035	24,393
Total service revenue	379,952	436,269	606,429
Product revenue - Goods	—	—	626
Total North America revenue (1)	$379,952	$436,269	$607,055

International
Service revenue:
Local	$111,543	$128,295	$155,866
Goods	14,961	23,742	19,477
Travel	8,454	10,779	13,023
Total service revenue	134,958	162,816	188,366
Product revenue - Goods	—	—	171,687
Total International revenue (1)	$134,958	$162,816	$360,053
(1)North America includes revenue from the United States of $374.0 million, $428.5 million and $597.6 million for the years ended December 31, 2023, 2022 and 2021. International includes revenue from the United Kingdom of $120.8 million for the year ended December 31 2021. There were no other individual countries that represented more than 10% of consolidated total revenue for the years ended December 31, 2023, 2022 and 2021. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes cost of revenue by reportable segment and category for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
North America
Service cost of revenue:
Local	$44,199	$52,693	$58,192
Goods	3,276	5,249	7,790
Travel	3,484	4,173	4,952
Total service cost of revenue	50,959	62,115	70,934
Product cost of revenue - Goods	—	—	458
Total North America cost of revenue	$50,959	$62,115	$71,392

International
Service cost of revenue:
Local	$9,903	$10,647	$8,962
Goods	2,305	2,080	986
Travel	1,079	1,419	1,138
Total service cost of revenue	13,287	14,146	11,086
Product cost of revenue - Goods	—	—	147,514
Total International cost of revenue	$13,287	$14,146	$158,600

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes contribution profit by reportable segment for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
North America
Revenue	$379,952	$436,269	$607,055
Cost of revenue	50,959	62,115	71,392
Marketing	73,178	103,862	138,025
Contribution profit	255,815	270,292	397,638

International
Revenue	134,958	162,816	360,053
Cost of revenue	13,287	14,146	158,600
Marketing	37,327	45,369	50,755
Contribution profit	84,344	103,301	150,698

Consolidated
Revenue	514,910	599,085	967,108
Cost of revenue	64,246	76,261	229,992
Marketing	110,505	149,231	188,780
Contribution profit	340,159	373,593	548,336
Selling, general and administrative	350,405	481,375	511,096
Goodwill impairment	—	35,424	—
Long-lived asset impairment	—	12,259	—
Restructuring and related charges	8,006	12,350	41,895
Income (loss) from operations	$(18,252)	$(167,815)	$(4,655)
The following table summarizes total assets by reportable segment as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Total assets:
North America (1)	$465,213	$669,336
International (1)	105,743	123,781
Consolidated total assets	$570,956	$793,117
(1)North America contains assets from the United States of $460.2 million and $661.3 million as of December 31, 2023 and 2022. There were no other individual countries that represented more than 10% of consolidated total assets as of December 31, 2023 and 2022.
The following table summarizes tangible property and equipment, net of accumulated depreciation and amortization, by reportable segment as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
North America (1)	$1,037	$5,246
International (1)	1,127	2,928
Consolidated total	$2,164	$8,174
(1)All tangible property and equipment within North America is located in the United States. There were no other individual countries located outside of the United States where tangible property and equipment, net is material as of December 31, 2023 and 2022.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes depreciation and amortization of property, equipment and software and intangible assets by reportable segment for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
North America	$40,466	$52,077	$63,725
International	10,752	10,586	9,094
Consolidated total	$51,218	$62,663	$72,819
The following table summarizes expenditures for additions to tangible long-lived assets by reportable segment for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
North America	$24	$1,323	$1,777
International	84	2,565	4,562
Consolidated total	$108	$3,888	$6,339
19. SUBSEQUENT EVENTS
Rights Offering
On January 22, 2024, Groupon announced the closing of its $80.0 million fully backstopped Rights Offering for shares of its Common Stock, par value $0.0001 per share. See Note 10, Stockholders' Equity (Deficit) for additional information.
Termination and Payoff of the Credit Agreement
On February 12, 2024, we prepaid $43.1 million to terminate all commitments to extend further credit under the Credit Agreement using our $80.0 million in proceeds received from the Rights Offering. See Note 7, Financing Arrangements for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of December 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to a material weakness in our internal control over financial reporting, which is described below.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.
As previously disclosed in our annual report for the year ended December 31, 2022, we identified a material weakness due to inadequate preventative and detective controls over complex manual calculations used to record certain month-end balances. Management committed to designing and implementing the following control activities related to complex manual calculations:
•Design new controls and enhance existing controls for complex manual processes
•Automate complex accounting calculations to minimize human error
•Formalize a process to identify and address accounting implications for new initiatives
Management, with the oversight of the audit committee of our Board of Directors, has dedicated resources and efforts to improve our internal controls over financial reporting and has taken action to remediate such material weakness. Actions include taking steps towards the automation of certain complex accounting calculations, adding detective analytical management review controls, adding controls to reconcile source data across accounts, and enhancing review procedures within account reconciliations. While the Company has improved its control activities, the material weakness identified in the prior year remains unremediated as of December 31, 2023 and the Company’s remediation efforts will continue to take place in 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report below. This report contains an adverse opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than described above under “Management’s Report on Internal Control over Financial Reporting", management did not identify changes that occurred in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Groupon, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of the Company and our report dated March 15, 2024, expressed an unqualified opinion on those financial statements.

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

A material weakness exists due to inadequate preventative and detective controls over complex manual calculations used to record certain month-end balances such that there is a reasonable possibility that a material misstatement would not be identified timely. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 15, 2024

ITEM 9B. OTHER INFORMATION
During the year ended December 31, 2023, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Directors is incorporated by reference from the information under the captions "Board of Directors" and "Corporate Governance at Groupon" in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2023 ("2024 Proxy Statement"). Information regarding our Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board Committees" and "Audit Committee Report" in our 2024 Proxy Statement. Information regarding our compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Delinquent Section 16(a) Reports" in our 2024 Proxy Statement. Pursuant to General Instruction G(3) on Form 10-K, information regarding our Executive Officers can be found in Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
Code of Ethics
We have adopted a Code of Conduct, which is applicable to our chief executive officer, chief financial officer and other principal executive and senior financial officers. Our Code of Conduct is available through our website (www.groupon.com). Information about the Code of Conduct is incorporated by reference from the information under the caption "How to Communicate with the Board - Investor Relations Website" in our 2024 Proxy Statement. We will post any amendment to or waiver from the provisions of the Code of Conduct that applies to the above executive officers on our investor relations website (investor.groupon.com) under the caption "Corporate Governance."
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information under the captions "Named Executive Officer Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2024 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information under the captions "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in our 2024 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information under the caption "Certain Relationships and Related Party Transactions" in our 2024 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) under the caption "Independent Registered Public Accounting Firm" in our 2024 Proxy Statement.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) We have filed the following documents as part of the Annual Report on Form 10-K
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2023 and 2022 and for the Years Ended December 31, 2023, 2022 and 2021
 (2) Financial Statement Schedules - Groupon, Inc.
Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Net Increase (Decrease) to Expense (1)	Acquisitions and Other	Balance at End of Year
	(in thousands)
TAX VALUATION ALLOWANCE:
Year ended December 31, 2023	$204,462	$91,667	$—	$296,129
Year ended December 31, 2022	145,105	59,357	—	204,462
Year ended December 31, 2021	212,143	(59,599)	(7,439)	145,105
(1)For the years ended December 31, 2023, 2022 and 2021, Net Increase (Decrease) to Expense includes foreign currency translation gains (losses) of $3.6 million, $(5.0) million and $(8.9) million.
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

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 8-A/A filed on October 31, 2016).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, date June 9, 2020 (incorporated by referenced to the Company's Current Report on Form 8-K filed June 11, 2020).
3.3*	Amended and Restated By-Laws.
3.4	Amendment to the Amended and Restated By-Laws of the Company, dated as of June 10, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2016).
4.1	Specimen Stock Certificate of Common Stock (incorporated by reference to the Company's Registration Statement on Form 8-A/A filed on October 31, 2016).
4.2	Indenture, dated as of March 25, 2021, between Groupon, Inc. and U.S Bank, National Association, (incorporated by reference to the Company's Current Report on Form 8-K filed on March 25, 2021).
4.3	Form of 1.125% Convertible Senior Note due 2026 (included in Exhibit 4.2 and incorporated by reference to the Company's Current Report on Form 8-K filed on March 25, 2021).
4.4	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1*	Form of Indemnification Agreement.**
10.2	Form of Severance Benefit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).**

10.3	Amended and Restated Groupon, Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule DEF14A, filed with the SEC on May 1, 2023).**
10.4	Non-Employee Directors’ Compensation Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).**
10.5	Form of Notice of Restricted Stock Unit Award under 2011 Incentive Plan.**
10.6
Form of Notice of Performance Share Unit Award and Form of performance Share Unit Award Agreement under 2011 Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).**

10.7	Form of Capped Call Confirmation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 25, 2021).
10.8
Second Amended and Restated Credit Agreement, dated as of May 14, 2019, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 20, 2019).

10.9
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

10.10
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

10.11
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

10.12
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

10.13
Fifth Amendment, dated as of November 7, 2023, among the Company, the subsidiaries of the Company party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, to the Second Amended and Restated Credit Agreement, dated as of May 14, 2019 (and as amended by the First Amendment, dated as of July 17, 2020, the Second Amendment, dated as of March 22, 2021, the Third Amendment, dated as of September 28, 2022 and the Fourth Amendment, dated as of March 14, 2023), among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2023).

10.14	CEO Notice of Grant of Stock Option and Non-qualified Stock Option Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023)**
10.15	CEO Employment Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023)**
10.16	CEO Severance Benefit Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023)**
10.17	Standstill Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023)
10.18	CFO Employment Agreement, dated April 13, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on April 13, 2023)**
10.19	CFO Equity Side Letter, dated April 13, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on April 13, 2023)**
10.20	CFO Severance Benefit Agreement, dated April 13, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on April 13, 2023)**
10.21	Backstop Agreement, dated November 9, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on November 13, 2023).
19	Groupon, Inc. Amended and Restated Insider Trading Policy, dated October 19, 2023
21.1	Subsidiaries of Groupon, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Groupon, Inc. Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March 2024.

GROUPON, INC.
By:	/s/ Dusan Senkypl
	Name:	Dusan Senkypl
	Title:	Interim Chief Executive Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Dusan Senkypl and Jiri Ponrt, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2024.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March 2024.

Signature	Title

/s/ Dusan Senkypl	Interim Chief Executive Officer and Director (Principal Executive Officer)
Dusan Senkypl
/s/ Jiri Ponrt	Chief Financial Officer (Principal Financial Officer)
Jiri Ponrt
/s/ Kyle Netzly	Chief Accounting Officer (Principal Accounting Officer)
Kyle Netzly
/s/ Theodore J. Leonsis	Director
Theodore J. Leonsis
/s/ Jan Barta	Director
Jan Barta
/s/ Robert J. Bass	Director
Robert J. Bass
/s/ Jason Harinstein	Director
Jason Harinstein