Form 10-Q
period 2024-03-31
Groupon, Inc.
filed 2024-05-09
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Yes ☐        No  ☒
As of May 6, 2024, there were 39,540,752 shares of the registrant's common stock outstanding.

GLOSSARY OF DEFINED TERMS AND ABBREVIATIONS
Groupon, Inc. (the "Company." "we," "our," "us," and similar terms include Groupon, Inc. and it subsidiaries, unless the context indicates otherwise. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are defined in the list below (the "Glossary"):

Abbreviation	Description
2011 Plan	The Company’s 2011 Incentive Stock Plan, as amended
2020 Restructuring Plan	April 2020 Board approved multi-phase restructuring plan
2022 Cost Savings Plan	August 2022 Board approved multi-phase cost savings plan
2022 Restructuring Plan	August 2022 Board approved restructuring plan, included within the 2022 Cost Savings Plan
2026 Notes	The Company’s 1.125% convertible senior notes due May 2026
600 West Chicago	The Company’s previously leased headquarters located in Chicago, Illinois
Assessment	Claims for tax assessments by foreign jurisdictions, inclusive of estimated incremental interest from the original assessment.
ASU	Accounting Standards Update
Backstop Party	Pale Fire Capital SICAV a.s.
Bank Secrecy Act	Bank Secrecy Act of 1970
Board	The Company’s Board of Directors
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009
Cash Collateral Agreement	Agreement dated March 2, 2023 with JPMorgan Chase Bank, N.A.
Common Stock	Company common stock, par value $0.00001 per share
Compensation Committee	Compensation Committee of the Board
CPRA	California Privacy Rights Act
Credit Agreement	Second amended and restated credit agreement JPMorgan Chase Bank, N.A., dated May 14, 2019, as amended from time to time and as terminated as of February 12, 2024
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ESPP	The Company’s 2012 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Expiration Date	January 17, 2024, 5:00 p.m., New York City time, representing the date the subscription period for the Rights Offering expired
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
Payoff Amount	Payment of $43.1 million to terminate all commitments to extend further credit under the Credit Agreement
PSU	Performance Share Units
RSU	Restricted Stock Units
Rights Offering	Board approved $80 million fully backstopped rights offering to the Company's stockholders that commenced on November 20, 2023
Quarterly Report	Quarterly Report on Form 10-Q for the period ended March 31, 2024
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
SumUp	SumUp Holdings S.a.r.l, a privately-held mobile payments company
TTM	Trailing twelve months
Uptake	Uptake, Inc.

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, tax, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability resulting from the conflicts in Ukraine and the Middle East; global economic uncertainty, including as a result of inflationary pressures; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, and other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; our ability to remediate our material weakness over internal control over financial reporting; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our 2026 Notes; our Common Stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our 2026 Notes; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as well as in our Condensed Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$158,717	$141,563
Accounts receivable, net	49,469	50,373
Prepaid expenses and other current assets	63,538	63,647
Assets held-for-sale	5,172	—
Total current assets	276,896	255,583
Property, equipment and software, net	25,793	30,530
Right-of-use assets - operating leases, net	2,696	2,197
Goodwill	178,685	178,685
Intangible assets, net	4,879	11,404
Investments	74,823	74,823
Deferred income taxes	11,445	11,639
Other non-current assets	5,309	6,095
Total assets	$580,526	$570,956
Liabilities and equity (deficit)
Current liabilities:
Short-term borrowings	$—	$42,776
Accounts payable	8,892	15,016
Accrued merchant and supplier payables	191,886	209,423
Accrued expenses and other current liabilities	96,528	101,939
Total current liabilities	297,306	369,154
Convertible senior notes, net	226,862	226,470
Operating lease obligations	1,451	2,382
Other non-current liabilities	13,482	13,262
Total liabilities	539,101	611,268
Commitments and contingencies (see Note 6)
Stockholders' equity (deficit)
Common Stock, par value $0.0001 per share, 100,500,000 shares authorized; 49,272,332 shares issued and 38,978,215 shares outstanding at March 31, 2024; 42,147,266 shares issued and 31,853,149 shares outstanding at December 31, 2023	5	4
Additional paid-in capital	2,419,282	2,337,565
Treasury stock, at cost, 10,294,117 shares at March 31, 2024 and December 31, 2023	(922,666)	(922,666)
Accumulated deficit	(1,462,158)	(1,449,887)
Accumulated other comprehensive income (loss)	6,705	(5,647)
Total Groupon, Inc. stockholders' equity (deficit)	41,168	(40,631)
Noncontrolling interests	257	319
Total equity (deficit)	41,425	(40,312)
Total liabilities and equity (deficit)	$580,526	$570,956

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$123,084	$121,611
Cost of revenue	12,527	16,900
Gross profit	110,557	104,711
Operating expenses:
Marketing	28,809	24,848
Selling, general and administrative	74,282	101,634
Restructuring and related charges	96	8,794
Total operating expenses	103,187	135,276
Income (loss) from operations	7,370	(30,565)
Other income (expense), net	(12,682)	3,070
Income (loss) before provision (benefit) for income taxes	(5,312)	(27,495)
Provision (benefit) for income taxes	6,194	1,118
Net income (loss)	(11,506)	(28,613)
Net (income) loss attributable to noncontrolling interests	(765)	(534)
Net income (loss) attributable to Groupon, Inc.	$(12,271)	$(29,147)

Basic and diluted net income (loss) per share:	$(0.33)	$(0.95)

Basic and diluted weighted average number of shares outstanding:	37,709,971	30,676,145

Comprehensive income (loss):
Net income (loss)	$(11,506)	$(28,613)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on foreign currency translation adjustments	12,352	(5,848)
Comprehensive income (loss)	846	(34,461)
Comprehensive (income) loss attributable to noncontrolling interest	(765)	(534)
Comprehensive income (loss) attributable to Groupon, Inc.	$81	$(34,995)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	42,147,266	$4	$2,337,565	(10,294,117)	$(922,666)	$(1,449,887)	$(5,647)	$(40,631)	$319	$(40,312)
Comprehensive income (loss)	—	—	—	—	—	(12,271)	12,352	81	765	846
Rights Offering, net of issuance costs	7,079,646	1	79,618	—	—	—	—	79,619	—	79,619
Vesting of RSUs	55,162	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	5,388	—	28	—	—	—	—	28	—	28
Tax withholdings related to net share settlements of stock-based compensation awards	(15,130)	—	(356)	—	—	—	—	(356)	—	(356)
Stock-based compensation on equity-classified awards	—	—	2,427	—	—	—	—	2,427	—	2,427
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(827)	(827)
Balance at March 31, 2024	49,272,332	$5	$2,419,282	(10,294,117)	$(922,666)	$(1,462,158)	$6,705	$41,168	$257	$41,425

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	40,786,996	$4	$2,322,672	(10,294,117)	$(922,666)	$(1,394,477)	$2,942	$8,475	$383	$8,858
Comprehensive income (loss)	—	—	—	—	—	(29,147)	(5,848)	(34,995)	534	(34,461)
Vesting of RSUs and PSUs	420,471	—	—	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	33,803	—	246	—	—	—	—	246	—	246
Tax withholdings related to net share settlements of stock-based compensation awards	(140,819)	—	(1,031)	—	—	—	—	(1,031)	—	(1,031)
Stock-based compensation on equity-classified awards	—	—	2,547	—	—	—	—	2,547	—	2,547
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(637)	(637)
Balance at March 31, 2023	41,100,451	$4	$2,324,434	(10,294,117)	$(922,666)	$(1,423,624)	$(2,906)	$(24,758)	$280	$(24,478)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$(11,506)	$(28,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	8,071	12,387
Amortization of acquired intangible assets	1,606	2,118
Stock-based compensation	2,374	2,363
Foreign currency (gains) losses, net	9,797	(4,087)
Change in assets and liabilities:
Accounts receivable	515	8,319
Prepaid expenses and other current assets	3,564	3,493
Right-of-use assets - operating leases	750	4,008
Accounts payable	(6,087)	(32,073)
Accrued merchant and supplier payables	(16,082)	(29,467)
Accrued expenses and other current liabilities	(2,298)	782
Operating lease obligations	(2,489)	(8,239)
Payment for early lease termination	(1,832)	(9,601)
Other, net	3,506	2,290
Net cash provided by (used in) operating activities	(10,111)	(76,320)
Investing activities
Purchases of property and equipment and capitalized software	(3,709)	(9,544)
Proceeds from sale of assets	116	1,088
Acquisitions of intangible assets and other investing activities	(338)	(557)
Net cash provided by (used in) investing activities	(3,931)	(9,013)
Financing activities
Payments of borrowings under revolving credit agreement	(42,776)	(27,300)
Proceeds from Rights Offering, net of issuance costs	79,619	—
Other financing activities	(1,502)	(1,897)
Net cash provided by (used in) financing activities	35,341	(29,197)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(494)	(148)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,805	(114,678)
Cash, cash equivalents and restricted cash, beginning of period (1)	167,638	281,696
Cash, cash equivalents and restricted cash, end of period (1)	$188,443	$167,018

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,719	$2,578
Income tax payments	1,144	1,526
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	117	(4,552)
Supplemental cash flow information on our leasing obligations
Cash paid for amounts included in the measurement of operating lease liabilities	$2,400	$18,145
Right-of-use assets obtained in exchange for operating lease liabilities	1,264	—

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(1)The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$158,717	$141,563	$163,757	$281,279
Restricted cash included in prepaid expenses and other current assets	29,726	26,075	3,261	417
Cash, cash equivalents and restricted cash	$188,443	$167,638	$167,018	$281,696
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
Our operations are organized into two segments: North America and International. See Note 13, Segment Information, for more information.
Unaudited Interim Financial Information
We have prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the SEC for interim financial reporting. These Condensed Consolidated Financial Statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss), Cash Flows and Stockholders' Equity (Deficit) for the periods presented. These Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Estimates in our financial statements include, but are not limited to, the following: variable consideration from unredeemed vouchers; income taxes; leases; initial valuation and subsequent impairment testing of goodwill, other intangible assets and long-lived assets; investments; receivables; customer refunds and other reserves; contingent liabilities; and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.
Reclassifications
Certain reclassifications have been made to the Condensed Consolidated Financial Statements of prior periods to conform to the current period presentation.
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three months ended March 31, 2024.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is effective for fiscal years beginning after December 15, 2023 and

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
interim periods within fiscal years beginning after December 15, 2024. The Company is assessing the effect this guidance may have on our disclosures.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is effective for annual periods beginning after December 15, 2024. The Company is assessing the effect this guidance may have on our disclosures.
NOTE 2. GOODWILL AND LONG-LIVED ASSETS
Goodwill
As of March 31, 2024 and December 31, 2023, the balance of our goodwill was $178.7 million. There was no goodwill activity during the three months ended March 31, 2024. All goodwill is within our North America segment.

Long-Lived Assets
In March 2024, we entered into an agreement with a third party to sell the rights to certain intangible assets in exchange for cash consideration of $10.0 million, subject to license-back provisions that permit continued use of the assets in the ordinary course of our business. The sale was completed in April 2024. The assets are within our North America segment and are classified as held-for-sale as of March 31, 2024 on the Condensed Consolidated Balance Sheets.

The following table summarizes intangible assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$18,683	$18,460	$223	$18,842	$17,944	$898
Trade names	9,438	8,814	624	9,459	8,753	706
Patents (1)	1,250	820	430	13,235	7,237	5,998
Other intangible assets	9,314	5,712	3,602	9,318	5,516	3,802
Total	$38,685	$33,806	$4,879	$50,854	$39,450	$11,404
(1) The change in the net carrying value is primarily due to certain intangible assets being classified as held-for-sale.
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $1.6 million and $2.1 million for the three months ended March 31, 2024 and 2023. As of March 31, 2024, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2024	$1,235
2025	1,253
2026	975
2027	816
2028	600
Thereafter	—
Total	$4,879
NOTE 3. INVESTMENTS
As of March 31, 2024 and December 31, 2023, our carrying value in other equity investments was $74.8 million, which relates to our non-controlling equity interest in SumUp and our available-for-sale securities and fair

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
value option investments had a carrying value of zero. There were no changes in fair value of our investments for the three months ended March 31, 2024.
The following table summarizes our percentage ownership in our investments as of the dates noted below:

	March 31, 2024 and December 31, 2023
Other equity investments	1%	to	19%
Available-for-sale securities	1%	to	19%
Fair value option investments	10%	to	19%
NOTE 4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$15,327	$9,799
Income taxes receivable	4,964	5,349
Deferred cloud implementation costs, net	7,769	14,627
Restricted cash (1)	29,726	26,075
Other	5,752	7,797
Total prepaid expenses and other current assets	$63,538	$63,647
(1) Primarily consists of cash collateral related to our letters of credit. See Note 5, Financing Arrangements for additional information.
The following table summarizes Other non-current assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Deferred contract acquisition costs, net	$2,793	$2,940
Other	2,516	3,155
Total other non-current assets	$5,309	$6,095

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Refund reserve	$4,932	$4,445
Compensation and benefits	12,091	10,717
Accrued marketing	6,802	8,771
Customer credits	25,462	26,595
Operating lease obligations	4,781	7,121
Other	42,460	44,290
Total accrued expenses and other current liabilities	$96,528	$101,939
The following table summarizes Other non-current liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Contingent income tax liabilities	$9,612	$9,373
Deferred income taxes	2,504	2,525
Other	1,366	1,364
Total other non-current liabilities	$13,482	$13,262
The following table summarizes Other income (expense), net for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$1,042	$4,471
Interest expense	(2,009)	(5,621)
Foreign currency gains (losses), net and other	(11,715)	4,220
Total other income (expense), net	$(12,682)	$3,070
NOTE 5. FINANCING ARRANGEMENTS
Convertible Senior Notes due 2026
The 2026 Notes bear interest at a rate of 1.125% per annum, payable semiannually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 1.83%. The 2026 Notes will mature on March 15, 2026, subject to earlier repurchase, redemption or conversion.
The carrying amount of the 2026 Notes consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Principal amount	$230,000	$230,000
Less: debt discount	(3,138)	(3,530)
Net carrying amount of liability	$226,862	$226,470
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of March 31, 2024 and December 31, 2023 was $181.3 million and $141.9 million and was determined using a lattice model.
During the three months ended March 31, 2024 and 2023, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest	$730	$647
Amortization of debt discount	391	384
Total	$1,121	$1,031
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
Revolving Credit Agreement
In February 2024, we prepaid $43.1 million to terminate all commitments to access further credit under the Credit Agreement using a portion of the $80.0 million in proceeds received from the Rights Offering. The Payoff Amount included $42.8 million in principal, $0.1 million in interest and $0.2 million in fees. The terms of the Rights Offering permit the Company to use the proceeds for general corporate purposes, including the repayment of debt. We were not subject to any early termination penalties under the Credit Agreement. The payment of the Payoff Amount terminated our obligations under the Credit Agreement, except for ordinary and customary survival terms. In addition, we retained access to letters of credit, originally available under the Credit Agreement, pursuant to our pre-existing Cash Collateral Agreement.
Amounts committed to letters of credit and outstanding borrowings under the Credit Agreement as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Letters of credit (1)	$25,102	$25,200
Borrowings	—	42,776

(1) Pursuant to the Cash Collateral Agreement, cash collateral is required for all letters of credit and treated as restricted cash on the Condensed Consolidated Balance Sheets. See Note 4, Supplemental Condensed Consolidated Balance Sheets and Statements of Operations Information, for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments as of March 31, 2024 and through the date of this report, did not materially change from the amounts set forth in our 2023 Annual Report on Form 10-K.
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
A Groupon subsidiary in Italy is presently litigating a tax dispute with the Italian tax authorities relating to a $119.3 million assessment. The subsidiary has lodged a second-level appeal and also has the ability to challenge the assessment in an international Mutual Agreement Proceeding if it does not prevail in the Italian courts. A hearing on the second-level appeal is scheduled for July 9, 2024. The company continues to believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit. The subsidiary continues to vigorously defend itself in this matter and believes it will prevail on the merits of the case. Refer to Note 10, Income Taxes for additional information.
In June 2023, Groupon was granted final approval of a settlement that resolved four shareholder derivative lawsuits in relation to a previously settled lawsuit that alleged that Groupon and certain of its officers made materially false and/or misleading statements or omissions regarding its business, operations and prospects, specifically as it relates to reiterating its full year guidance on November 4, 2019 and the Groupon Select program. Under the settlement, Groupon agreed to undertake certain corporate reforms. The Court awarded attorneys' fees in the amount of $950,000 to Plaintiffs' counsel. That amount was covered under Groupon's insurance policies and was paid directly by Groupon's insurance carriers in July 2023.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of March 31, 2024. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of March 31, 2024 were approximately $11.7 million.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 7. STOCKHOLDERS' EQUITY (DEFICIT) AND COMPENSATION ARRANGEMENTS
Groupon, Inc. Incentive Plan
In August 2011, we established the 2011 Plan under which options, RSUs and PSUs for up to 13,775,000 shares of Common Stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee. As of March 31, 2024, 2,881,548 shares of common stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The RSUs generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes RSU activity for the three months ended March 31, 2024:

	RSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2023	745,840	$10.61
Granted	31,075	16.54
Vested	(55,162)	10.47
Forfeited	(20,859)	20.95
Unvested at March 31, 2024	700,894	$10.58
As of March 31, 2024, $3.3 million of unrecognized compensation costs related to unvested RSUs are expected to be recognized over a remaining weighted-average period of 0.54 years.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes stock option activity for the three months ended March 31, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	2,187,500	$6.00	2.25	14,963
Exercised	—	—	—	—
Outstanding at March 31, 2024	1,750,000	6.00	2.00	12,845
Exercisable at March 31, 2024	1,312,500	$6.00	2.00	$9,634
As of March 31, 2024, there was $1.7 million of total unrecognized compensation costs related to unvested stock options granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 1.00 year. The total fair value of shares vested during the three months ended March 31, 2024 was $0.4 million.
Performance Share Units
We have previously granted PSUs that vest in shares of our common stock upon the achievement of financial and operational targets specified in the respective award agreement. Our existing PSUs are subject to continued service through the period dictated by the award and certification by the Compensation Committee that the specified performance conditions have been achieved. Based on our financial and operational results for the year ended December 31, 2023, 422,363 shares became issuable upon vesting of PSUs following the Compensation Committee's certification in April 2024.
The table below summarizes PSU activity for the three months ended March 31, 2024:

	PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2023	506,324	$6.34
Granted	—	—
Vested	—	—
Forfeited	(7,423)	5.91
Unvested at March 31, 2024	498,901	$6.35
As of March 31, 2024, $0.3 million of unrecognized compensation costs related to unvested PSUs are expected to be recognized over a remaining weighted-average period of 0.08 years.
Rights Offering
In November 2023, the Board approved an $80.0 million fully backstopped Rights Offering to our stockholders of record of our Common Stock, as of the close of business on November 20, 2023.

The Rights Offering was made through the distribution of non-transferable subscription rights to purchase shares of Common Stock at a subscription price of $11.30 per share and otherwise on such terms and subject to such conditions as may be required to comply with any applicable Nasdaq Global Market stock exchange rules and regulations. The Expiration Date for the subscription period for the Rights Offering ended on January 17, 2024.
The Rights Offering was fully backstopped by Pale Fire Capital SICAV a.s., the Backstop Party, an entity affiliated with (i) Dusan Senkypl, the Company’s Interim Chief Executive Officer and a member of the Board, and (ii) Jan Barta, a member of the Board. The Backstop Party had a binding commitment to (i) fully exercise its pro rata subscription right prior to the Expiration Date of the Rights Offering and (ii) fully purchase any and all unsubscribed shares in the Rights Offering following the Expiration Date at the same price and on the same terms and conditions as other participants in the Rights Offering.

On January 22, 2024, we announced the closing of our $80.0 million fully backstopped Rights Offering for shares of our Common Stock, par value $0.0001 per share.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Pursuant to the terms of the Rights Offering, 7,079,646 shares of Common Stock were purchased at $11.30 per share, generating $80.0 million in gross proceeds, less issuance costs incurred. As detailed below, the Rights Offering was oversubscribed, and the subscriptions, inclusive of the exercise of all over-subscription privileges, well exceeded $80.0 million, the maximum aggregate offering size of the Rights Offering.

Through the exercise of both basic subscription rights and over-subscription privileges, the Backstop Party subscribed for approximately 7.1 million shares and other stockholders subscribed for approximately 9.7 million shares. The Company is issuing 4,574,113 shares of Common Stock via the exercise of the basic subscription rights and 2,505,533 shares of Common Stock via the exercise of over-subscription privileges. The Backstop Party purchased approximately 3.1 million shares of Common Stock in connection with the Rights Offering.
NOTE 8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three months ended March 31, 2024 and 2023.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds and, to a lesser extent, for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the three months ended March 31, 2024 (in thousands):

Customer Credits
Balance as of December 31, 2023	$26,595
Credits issued	15,728
Credits redeemed (1)	(15,910)
Breakage revenue recognized	(885)
Foreign currency translation	(66)
Balance as of March 31, 2024	$25,462
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized on a straight-line basis over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, deferred contract acquisition costs were $3.7 million and $3.9 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $1.5 million and $2.3 million of deferred contract acquisition costs for the three months ended March 31, 2024 and 2023.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
bankruptcy filings, published or estimated credit default rates, age of the receivable and any recoveries in assessing the lifetime expected credit losses.
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the three months ended March 31, 2024 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2023	$2,856
Change in provision	(56)
Write-offs	(83)
Foreign currency translation	(15)
Balance as of March 31, 2024	$2,702
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We recognized variable consideration from unredeemed vouchers that were sold in a prior period of $4.1 million for the three months ended March 31, 2024 and an immaterial amount for the three months ended March 31, 2023. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements.
NOTE 9. RESTRUCTURING AND RELATED CHARGES
In August 2022 and April 2020, we initiated Board-approved restructuring plans. Costs incurred related to the restructuring plans are classified as Restructuring and related charges on the Condensed Consolidated Statements of Operations. The restructuring activities are summarized by plan in the sections below.
2022 Restructuring Plan
In August 2022, we initiated the 2022 Cost Savings Plan, a multi-phase cost savings plan designed to reduce our expense structure to align with our go-forward business and financial objectives. The 2022 Cost Savings Plan included the 2022 Restructuring Plan, approved by our Board in August 2022. The 2022 Restructuring Plan, including the first phase initiated August 2022, second phase initiated January 2023 and the third phase initiated July 2023 is expected to include an overall reduction of approximately 1,150 positions globally through natural attrition or involuntary termination. The majority of these reductions were completed as of March 31, 2023 and the remainder expected to occur by the end of 2024. In connection with these actions, we expect to record total pre-tax charges of $22.0 million to $24.1 million. A majority of the pre-tax charges have been paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We have incurred total pre-tax charges of $21.2 million since the inception of the 2022 Restructuring Plan.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables summarize activity by segment related to the 2022 Restructuring Plan for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$55	$1	$56
International	(227)	—	(227)
Consolidated	$(172)	$1	$(171)
(1)The employee severance and benefits costs for the three months ended March 31, 2024 are related to the termination of approximately 5 employees.

	Three Months Ended March 31, 2023
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$4,440	$808	$5,248
International	3,733	—	3,733
Consolidated	$8,173	$808	$8,981
(1)The employee severance and benefits costs for the three months ended March 31, 2023 are related to the termination of approximately 330 employees.

The following table summarizes restructuring liability activity for the 2022 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2023	$544	$44	$588
Charges payable in cash and changes in estimate (1)	(172)	1	(171)
Cash payments	(164)	(45)	(209)
Foreign currency translation	(35)	—	(35)
Balance as of March 31, 2024 (2)	$173	$—	$173
(1)The credit recorded during the three months ended March 31, 2024 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.
(2)Substantially all of the cash payments for the 2022 Restructuring Plan costs have been disbursed.

2020 Restructuring Plan
In April 2020, the Board approved the 2020 Restructuring Plan. Our actions under this plan were substantially completed in 2021 and our current and future charges or credits will be from changes in estimates. For additional plan details, see Part II, Item 8, Note 13. Restructuring and Related Charges in our Annual Report on Form 10-K for the year ended December 31, 2023.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize activity by segment related to the 2020 Restructuring Plan for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$—	$—	$157	$157
International	15	12	83	110
Consolidated	$15	$12	$240	$267

	Three Months Ended March 31, 2023
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$—	$1	$607	$608
International	(1,046)	(56)	307	(795)
Consolidated	$(1,046)	$(55)	$914	$(187)
As part of our 2020 Restructuring Plan, we terminated, vacated or modified several of our leases. In January 2023, we exercised our option to early terminate our lease at 600 West Chicago that expired in January 2024, which required us to pay a fee of $9.6 million with our early termination notice. As of March 31, 2024, all of our leases that were part of the 2020 Restructuring Plan have expired or have been terminated. For the three months ended March 31, 2024, our restructuring activity related to those leases had immaterial activity. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our 2020 Restructuring Plan are presented within Restructuring and related charges in the Condensed Consolidated Statements of Operations. As of March 31, 2023, the current and non-current liabilities associated with these leases were presented within Accrued expenses and other current liabilities and Operating lease obligations in the Condensed Consolidated Balance Sheets.
The following table summarizes restructuring liability activity for the 2020 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2023	$839	$214	$1,053
Charges payable in cash and changes in estimate	15	12	27
Cash payments	(114)	(158)	(272)
Foreign currency translation	(15)	11	(4)
Balance as of March 31, 2024 (1)	$725	$79	$804
(1)Substantially all of the cash payments for the 2020 Restructuring Plan costs have been disbursed.
NOTE 10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and Income (loss) before provision (benefit) for income taxes for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Provision (benefit) for income taxes	$6,194	$1,118
Income (loss) before provision (benefit) for income taxes	$(5,312)	$(27,495)
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three months ended March 31, 2024 and 2023 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. For the three months ended March 31, 2024 and 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $119.3 million, inclusive of estimated incremental interest from the original Assessment. The subsidiary subject to the Assessment is Groupon S.r.l., one of the Company's Italian subsidiaries with operations relating specifically to the local voucher business in Italy. In December 2023, Groupon S.r.l. received an unfavorable ruling at the lowest court level, but lodged a second-level appeal, based on what it believes to be meritorious defenses to the Assessment. Additionally, Groupon S.r.l. requested a suspension of provisional payment demands of approximately $79.8 million. On April 9, 2024, Groupon S.r.l.'s payment suspension request was denied with an expedited hearing date of July 9, 2024, set for the second-level appeal. After the suspension denial, Groupon S.r.l. is required to post a bond of approximately $27.6 million, due immediately, and unless the appeal has been resolved in Groupon S.r.l's favor by October 22, 2024, an additional $52.2 million will be required to be posted on or before that date. As a result of the immediate payment demands, a lien has been placed on Groupon S.r.l.'s bank account, which currently restricts outgoing payments from such account. The related cash is classified as restricted cash in our Condensed Consolidated Balance Sheets as of March 31, 2024. We believe the denial of the suspension request has no impact on the merits of Groupon S.r.l.'s appeal of the Assessment, therefore, the Company continues to believe that the Assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit. Groupon S.r.l. continues to vigorously defend itself in this matter and believes it will prevail on the merits of the case. Additionally, unrelated to this matter, in February 2024, Groupon S.r.l. received a proposed assessment of approximately $31.6 million related to a 2017 distribution made to its parent entity. We believe this assessment is also without merit and Groupon S.r.l. intends to vigorously defend against such assessment. No liability has been recorded for either tax assessment matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of these assessments, we believe it is reasonably possible that reductions of up to $4.2 million in unrecognized tax benefits may occur within the 12 months following March 31, 2024 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. Additionally, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of March 31, 2024 and December 31, 2023 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 11. FAIR VALUE MEASUREMENTS
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2024 and 2023.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We did not record any significant nonrecurring fair value measurements for the three months ended March 31, 2024 and 2023.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of March 31, 2024 and December 31, 2023 due to their short-term nature.
NOTE 12. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, RSUs, PSUs, ESPP shares, convertible senior notes and capped call transactions. If dilutive, those potentially dilutive securities are reflected in diluted net income (loss) per share using the treasury stock method, except for the convertible senior notes, which are subject to the if-converted method.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2024 and 2023 (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic and diluted net income (loss) per share:

Numerator
Net income (loss)	$(11,506)	$(28,613)
Less: Net income (loss) attributable to noncontrolling interests	765	534
Net income (loss) attributable to common stockholders	(12,271)	(29,147)

Denominator
Weighted-average common shares outstanding	37,709,971	30,676,145

Basic and diluted net income (loss) per share:	$(0.33)	$(0.95)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share:

	Three Months Ended March 31,
	2024	2023
RSUs	762,967	2,353,393
Stock options	3,062,500	—
PSUs and other stock-based compensation awards	433,102	101,118
Convertible Senior notes due 2026 (1)	3,376,400	3,376,400
Capped call transactions	3,376,400	3,376,400
Total	11,011,369	9,207,311
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
The following table summarizes revenue by reportable segment and category for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
North America revenue:
Local	$86,460	$81,379
Goods	3,078	5,065
Travel	4,596	2,815
Total North America revenue (1)	94,134	89,259

International revenue:
Local	24,750	25,265
Goods	2,445	4,246
Travel	1,755	2,841
Total International revenue (1)	$28,950	$32,352
(1)North America includes revenue from the United States of $92.9 million and $87.7 million for the three months ended March 31, 2024 and 2023. There were no other individual countries that represented more than 10% of consolidated total revenue for the three months ended March 31, 2024 and 2023. Revenue is attributed to individual countries based on the location of the customer.
The following table summarizes cost of revenue by reportable segment and category for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
North America cost of revenue:
Local	$8,634	$11,387
Goods	416	945
Travel	956	985
Total North America cost of revenue	10,006	13,317

International cost of revenue:
Local	1,919	2,623
Goods	406	588
Travel	196	372
Total International cost of revenue	$2,521	$3,583

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
North America
Revenue	$94,134	$89,259
Cost of revenue	10,006	13,317
Marketing	21,782	15,303
Contribution profit	62,346	60,639

International
Revenue	28,950	32,352
Cost of revenue	2,521	3,583
Marketing	7,027	9,545
Contribution profit	19,402	19,224

Consolidated
Revenue	123,084	121,611
Cost of revenue	12,527	16,900
Marketing	28,809	24,848
Contribution profit	81,748	79,863
Selling, general and administrative	74,282	101,634
Restructuring and related charges	96	8,794
Income (loss) from operations	$7,370	$(30,565)
The following table summarizes total assets by reportable segment as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Total assets:
North America (1)	$462,504	$465,213
International (1)	118,022	105,743
Consolidated total assets	$580,526	$570,956
(1)North America contains assets from the United States of $459.2 million and $460.2 million as of March 31, 2024 and December 31, 2023. There were no other individual countries that represented more than 10% of consolidated total assets as of March 31, 2024 and December 31, 2023.

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
2022 Cost Savings Plan
In August 2022, we initiated the 2022 Cost Savings Plan, including the first phase in August 2022, the second January 2023 and the third July 2023, which is designed to reduce our expense structure and align with our go-forward business and financial objectives. The 2022 Cost Savings Plan included the 2022 Restructuring Plan, as well as other planned savings to be achieved through other actions, such as future reductions in our facilities footprint at natural lease terminations (or by exercising existing options in leases), renegotiating contractual arrangements with certain service providers and continuing to make elective decisions to eliminate vacant positions rather than rehire. The 2022 Restructuring Plan is expected to include an overall reduction of approximately 1,150 positions globally, with the majority of these reductions completed as of March 31, 2023 and the remainder expected to occur by the end of 2024. In connection with these actions, we expect to record total pre-tax charges of $22.0 million to $24.1 million. A majority of the pre-tax charges have been paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We have incurred total pretax charges of $21.2 million since the inception of the 2022 Restructuring Plan. See Item 1, Note 9, Restructuring and Related Charges, for additional information.

How We Measure Our Business
We use several operating and financial metrics to assess the progress of our business and make decisions on where to allocate capital, time and technology investments. Certain of the financial metrics are reported in accordance with GAAP and certain of those metrics are considered non-GAAP financial measures. As our business evolves, we may make changes to the key financial and operating metrics that we use to measure our business. For further information and reconciliations to the most applicable financial measures under GAAP, refer to our discussion under Non-GAAP Financial Measures in the Results of Operations section.
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
•Active customers are unique user accounts that have made a purchase during the TTM either through one of our online marketplaces or directly with a merchant for which we earned a commission. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our offerings is trending. Some customers could establish and make purchases from more than one account, so it is possible that our active customer metric may count certain customers more than once in a given period. We do not include consumers who solely make purchases with retailers using digital coupons accessed through our websites or mobile applications in our active customer metric, nor do we include consumers who solely make purchases of our inventory through third-party marketplaces with which we partner.
Our gross billings and units for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Gross billings	$381,146	$396,425
Units	9,125	10,459
Our active customers for the trailing twelve months ended March 31, 2024 and 2023 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2024	2023
TTM active customers	16,130	18,225
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
•Free cash flow is a non-GAAP financial measure that comprises Net cash provided by (used in) operating activities less purchases of property and equipment and capitalized software. For further information and a reconciliation to Net cash provided by (used in) operating activities, refer to our discussion in the Liquidity and Capital Resources section below.
The following table presents the above financial metrics for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$123,084	$121,611
Gross profit	110,557	104,711
Adjusted EBITDA	19,517	(4,903)
Free cash flow	(13,820)	(85,864)
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
•SG&A expenses include selling expenses such as sales commissions and other compensation expenses for sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses include compensation expense for employees involved in customer service, operations, technology and product development, as well as general corporate functions, such as finance, legal and human resources. Additional costs in general and administrative include depreciation and amortization, rent, professional fees, litigation costs, travel and entertainment, recruiting, maintenance, certain technology costs and other general corporate costs. We evaluate SG&A expense as a percentage of gross profit because it gives us an indication of our operating efficiency.
•Restructuring and related charges represent severance and benefit costs for workforce reductions, impairments and other facilities-related costs and professional advisory fees. See Item 1, Note 9, Restructuring and Related Charges, for additional information about our restructuring plans.

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

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Gross billings
Local	$231,053	$221,746	4.2%
Goods	14,968	23,759	(37.0)
Travel	26,911	20,649	30.3
Total gross billings	$272,932	$266,154	2.5

Units
Local	5,102	5,142	(0.8)%
Goods	574	933	(38.5)
Travel	108	86	25.6
Total units	5,784	6,161	(6.1)
North America TTM active customers for the trailing twelve months ended March 31, 2024 and 2023 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2024	2023	% Change
TTM active customers	10,234	10,928	(6.4)%
Comparison of the Three Months Ended March 31, 2024 and 2023:
North America gross billings increased by $6.8 million while units and TTM active customers decreased by 0.4 million and 0.7 million for the three months ended March 31, 2024 compared with the prior year period. The increase in gross billings is primarily due to an increase in demand for our Travel category and favorable refund rates for our Local category. This was partially offset by a decline in demand for our Goods and Local categories, which resulted in fewer unit sales and TTM active customers.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Revenue
Local	$86,460	$81,379	6.2%
Goods	3,078	5,065	(39.2)
Travel	4,596	2,815	63.3
Total revenue	$94,134	$89,259	5.5

Cost of revenue
Local	$8,634	$11,387	(24.2)%
Goods	416	945	(56.0)
Travel	956	985	(2.9)
Total cost of revenue	$10,006	$13,317	(24.9)

Gross profit
Local	$77,826	$69,992	11.2%
Goods	2,662	4,120	(35.4)
Travel	3,640	1,830	98.9
Total gross profit	$84,128	$75,942	10.8

Gross margin (1)	34.5%	33.5%

% of Consolidated revenue	76.5%	73.4%
% of Consolidated cost of revenue	79.9	78.8
% of Consolidated gross profit	76.1	72.5
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from gross billings.
Comparison of the Three Months Ended March 31, 2024 and 2023:
North America revenue and gross profit increased by $4.9 million and $8.2 million while cost of revenue decreased $3.3 million for the three months ended March 31, 2024 compared with the prior year period. The increase in revenue and gross profit is primarily due to an increase in demand for our Travel category and favorable refund rates for our Local category, partially offset by a decline in demand for our Goods and Local categories. The decrease in cost of revenue is primarily due to a decrease in payroll costs.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America marketing and contribution profit for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Marketing	$21,782	$15,303	42.3%
% of Gross profit	25.9%	20.2%

Contribution profit	$62,346	$60,639	2.8%
Comparison of the Three Months Ended March 31, 2024 and 2023:
North America marketing expense and marketing expense as a percentage of gross profit increased for the three months ended March 31, 2024 compared with the prior year period, primarily driven by an increased investment in our rebuilt performance marketing campaigns.
North America contribution profit increased for the three months ended March 31, 2024 compared with the prior year period, primarily due to an increase in gross profit.
International
Operating Metrics
International segment gross billings and units for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Gross billings
Local	$85,033	$93,800	(9.3)%
Goods	14,481	22,256	(34.9)
Travel	8,700	14,215	(38.8)
Total gross billings	$108,214	$130,271	(16.9)

Units
Local	2,888	3,328	(13.2)%
Goods	404	886	(54.4)
Travel	49	84	(41.7)
Total units	3,341	4,298	(22.3)
International TTM active customers for the trailing twelve months ended March 31, 2024 and 2023 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2024	2023	% Change
TTM active customers	5,896	7,297	(19.2)%
Comparison of the Three Months Ended March 31, 2024 and 2023:
International gross billings, units and TTM active customers decreased by $22.1 million, 1.0 million and 1.4 million for the three months ended March 31, 2024 compared with the prior year period. These declines were primarily attributable to an overall decline in demand for our Local, Goods and Travel categories. In addition, there was a $2.1 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Revenue
Local	$24,750	$25,265	(2.0)%
Goods	2,445	4,246	(42.4)
Travel	1,755	2,841	(38.2)
Total revenue	$28,950	$32,352	(10.5)

Cost of revenue
Local	$1,919	$2,623	(26.8)%
Goods	406	588	(31.0)
Travel	196	372	(47.3)
Total cost of revenue	$2,521	$3,583	(29.6)

Gross profit
Local	$22,832	$22,642	0.8%
Goods	2,038	3,658	(44.3)
Travel	1,559	2,469	(36.9)
Total gross profit	$26,429	$28,769	(8.1)

Gross margin (1)	26.8%	24.8%

% of Consolidated revenue	23.5%	26.6%
% of Consolidated cost of revenue	20.1	21.2
% of Consolidated gross profit	23.9	27.5
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from gross billings.
Comparison of the Three Months Ended March 31, 2024 and 2023
International revenue, cost of revenue and gross profit decreased by $3.4 million, $1.1 million and $2.3 million for the three months ended March 31, 2024 compared with the prior year period. These declines were primarily attributable to an overall decline in demand for our Local, Goods and Travel categories. Revenue and gross profit also had favorable impacts of $0.6 million and $0.6 million from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International marketing and contribution profit for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Marketing	$7,027	$9,545	(26.4)%
% of Gross profit	26.6%	33.2%

Contribution profit	$19,402	$19,224	0.9%
Comparison of the Three Months Ended March 31, 2024 and 2023:
International marketing expense and marketing expense as a percentage of gross profit decreased for the three months ended March 31, 2024 compared with the prior year period, primarily due to traffic declines and a lower investment in our online marketing spend.

International contribution profit remained relatively flat for the three months ended March 31, 2024 compared with the prior year period.
Consolidated Operating Expenses
Operating expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Marketing	$28,809	$24,848	15.9%
Selling, general and administrative (1)	74,282	101,634	(26.9)
Restructuring and related charges	96	8,794	(98.9)
Total operating expenses	$103,187	$135,276	(23.7)

% of Gross profit:
Marketing	26.1%	23.7%
Selling, general and administrative	67.2%	97.1%
(1)The three months ended March 31, 2024 and 2023 each includes $2.3 million of stock-based compensation expense and $5.3 million and $7.3 million of depreciation and amortization expense.
Comparison of the Three Months Ended March 31, 2024 and 2023:
Marketing expense and marketing expense as a percentage of gross profit increased for the three months ended March 31, 2024 compared with the prior year period due to an increased investment in our rebuilt performance marketing campaigns.
SG&A and SG&A as a percentage of gross profit decreased for the three months ended March 31, 2024 compared with the prior year period primarily due to a decrease in payroll costs.
Restructuring and related charges decreased for the three months ended March 31, 2024 compared with the prior year period, primarily due to a decrease in severance and benefits costs related to our 2022 Restructuring Plan. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest expense, interest income and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Other income (expense), net	$(12,682)	$3,070
Comparison of the Three Months Ended March 31, 2024 and 2023:
The change in Other income (expense), net for the three months ended March 31, 2024 as compared with the prior year period is primarily related to a $15.9 million change in foreign currency gains and losses.

Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Provision (benefit) for income taxes	$6,194	$1,118	NM
Effective tax rate	(116.6)%	(4.1)%
Comparison of the Three Months Ended March 31, 2024 and 2023:
The effective tax rates for the three months ended March 31, 2024 and 2023 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. For the three months ended March 31, 2024 and 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

Non-GAAP Financial Measures
In addition to financial results reported in accordance with GAAP, we have provided the following non-GAAP financial measures: Adjusted EBITDA, free cash flow and foreign currency exchange rate neutral operating results. Those non-GAAP financial measures are intended to aid investors in better understanding our current financial performance and prospects for the future as seen through the eyes of management. We believe that those non-GAAP financial measures facilitate comparisons with our historical results and with the results of peer companies who present similar measures (although other companies may define non-GAAP measures differently than we define them, even when similar terms are used to identify such measures). However, those non-GAAP financial measures are not intended to be a substitute for those reported in accordance with GAAP.
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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three months ended March 31, 2024 and 2023, special charges and credits included charges related to our 2022 and 2020 Restructuring Plans. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, Net income (loss), for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(11,506)	$(28,613)
Adjustments:
Stock-based compensation	2,374	2,363
Depreciation and amortization	9,677	14,505
Restructuring and related charges	96	8,794
Other (income) expense, net	12,682	(3,070)
Provision (benefit) for income taxes	6,194	1,118
Total adjustments	31,023	23,710
Adjusted EBITDA	$19,517	$(4,903)
Free cash flow. Free cash flow is a non-GAAP liquidity measure that comprises Net cash provided by (used in) operating activities less purchases of property and equipment and capitalized software. We use free cash flow to conduct and evaluate our business because, although it is similar to cash flow, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period.
Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. In addition, free cash flow reflects the impact of the timing difference between when we are paid by customers and when we pay merchants and suppliers. Therefore, we believe it is important to view free cash flow as a complement to our Condensed Consolidated Statements of Cash Flows. For a reconciliation of free cash flow to the most comparable GAAP financial measure, see Liquidity and Capital Resources below.

Foreign currency exchange rate neutral operating results. Foreign currency exchange rate neutral operating results show current period operating results as if foreign currency exchange rates had remained the same as those in effect in the prior year period. Those measures are intended to facilitate comparisons to our historical performance.
The following tables represent the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31, 2024
	At Avg. Q1 2023 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$379,022	$2,124	$381,146
Revenue	122,487	597	123,084
Cost of revenue	12,485	42	12,527
Gross profit	110,002	555	110,557
Marketing	28,685	124	28,809
Selling, general and administrative	73,738	544	74,282
Restructuring and related charges	103	(7)	96
Income (loss) from operations	7,476	(106)	7,370

(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal source of liquidity is our cash balance totaling $158.7 million as of March 31, 2024. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. Most recently, in April 2024, the Company received an unfavorable ruling related to a tax assessment for one of its subsidiaries. The Company does not expect the tax assessment to result in financial exposure that exceeds the assets of Groupon S.r.l. nor do we expect any related developments to impact the ability of the Company to meet its obligations outside of Groupon S.r.l. See Item 1, Note 10, Income Taxes for additional information. Additionally, with the recent Rights Offering and debt prepayment and termination of our Credit Agreement in the three months ended March 31, 2024, we believe that the Company has sufficient liquidity to support its overall ongoing operational needs within the next 12 months.
Our net cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash provided by (used in):
Operating activities	$(10,111)	$(76,320)
Investing activities	(3,931)	(9,013)
Financing activities	35,341	(29,197)

Our free cash flow for the three months ended March 31, 2024 and 2023 and a reconciliation to the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, for those periods were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(10,111)	$(76,320)
Purchases of property and equipment and capitalized software	(3,709)	(9,544)
Free cash flow	$(13,820)	$(85,864)
Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either based upon the customer's redemption of the related voucher or fixed payment terms, which are generally biweekly, throughout the term of the merchant's offering.
Our cash balances fluctuate significantly throughout the year based on many variables, including changes in gross billings, the timing of payments to merchants and suppliers and the mix of transactions between Goods, Travel and Local.
Net cash provided by (used in) operating activities
For the three months ended March 31, 2024, our net cash used in operating activities was $10.1 million as compared with the prior year period of $76.3 million. The cash outflow in the three months ended March 31, 2024 has improved compared to the prior year period primarily due to our cost cutting measures as a result of the impacts of our 2022 Restructuring Plan.
Net cash provided by (used in) investing activities
For the three months ended March 31, 2024, our net cash used in investing activities was $3.9 million as compared with the prior year period of $9.0 million. The year-over-year change was primarily driven by fewer purchases of property and equipment and capitalized software during the three months ended March 31, 2024.
Net cash provided by (used in) financing activities
For the three months ended March 31, 2024, our net cash provided by financing activities was $35.3 million as compared with net cash used in financing activities of $29.2 million in the prior period. The improved cash flow from financing activities is primarily due to $79.6 million of proceeds received from the Rights Offering, partially offset by an increase of $15.5 million in payments of borrowings under our revolving credit facility.
In January 2024, we announced the closing of our $80.0 million fully backstopped Rights Offering for shares of our Common Stock. Pursuant to the terms of the Rights Offering, 7,079,646 shares of Common Stock were purchased at $11.30 per share, generating $80.0 million in gross proceeds to the Company. See Item 1, Note 7, Stockholders' Equity (Deficit) and Compensation Arrangements, for additional information.
In February 2024, we prepaid $43.1 million to terminate all commitments to access further credit under the Credit Agreement using a portion of the $80.0 million in proceeds received from the Rights Offering. The terms of the Rights Offering permit the Company to use the proceeds for general corporate purposes, including the repayment of debt. We were not subject to any early termination penalties under the Credit Agreement. The payment of the Payoff Amount terminated our obligations under the Credit Agreement, except for ordinary and customary survival terms. In addition, we retained access to letters of credit, originally available under the Credit Agreement. See Item 1, Note 5, Financing Arrangements, for additional information.
As of March 31, 2024, we had $49.5 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, Indian Rupees, Polish Zloty, Swiss Franc, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2024, did not materially change from the amounts set forth in our 2023 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2024.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. Our significant accounting policies are discussed in Part II, Item 8, Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, refer to the critical accounting estimates under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British Pound Sterling, Canadian dollar, Indian Rupee, Polish Zloty, Swiss Franc, and, to a lessor extent, Australian dollar, which exposes us to foreign currency risk. For the three months ended March 31, 2024, we derived approximately 23.5% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of March 31, 2024 and December 31, 2023.
As of March 31, 2024, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $2.6 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $0.3 million. This compares with a $21.7 million working capital deficit subject to foreign currency exposure as of December 31, 2023, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $2.2 million.
Interest Rate Risk
Our cash balance as of March 31, 2024, consists of bank deposits so exposure to market risk for changes in interest rates is limited. The 2026 Notes have an aggregate principal amount of $230.0 million and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes along with other variables such as our credit spreads and the market price and volatility of our Common Stock. See Item 1, Note 5, Financing Arrangements, for additional information. We have $6.2 million of lease obligations as of March 31, 2024. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024.
Based on that evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.
Notwithstanding the material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that the Condensed Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with GAAP.
Remediation Plan and Status
Management, with the oversight of the audit committee of our Board, has dedicated resources and efforts to improve our internal controls over financial reporting and has taken action to remediate such material weakness. Actions include taking steps towards the automation of certain complex accounting calculations, adding detective analytical management review controls, adding controls to reconcile source data across accounts, and enhancing review procedures within account reconciliations. While the Company has improved its control activities, the material weakness identified in the prior year remains unremediated as of March 31, 2024 and the Company’s remediation efforts will continue to take place throughout 2024.
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
Changes in Internal Control over Financial Reporting
Except for the enhancements to controls to address the material weakness, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2024, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of March 31, 2024, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2023.
The following table provides information about purchases of shares of our common stock during the three months ended March 31, 2024 related to shares withheld upon vesting of RSUs for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2024	1,779	$11.73	—	—
February 1-29, 2024	9,845	18.03	—	—
March 1-31, 2024	3,506	14.92	—	—
Total	15,130	$16.57	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amendment to CEO Employment Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed April 1, 2024)*
10.2	CEO Employment Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024)*
10.3	CEO Notice of Grant and Performance Share Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024)*
10.4	CFO Merit Letter (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024)*
10.5	CFO Notice of Grant and Performance Share Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024)*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Italy Income Tax Assessment Matter (incorporated by reference to the Company's Current Report on Form 8-K filed on April 15, 2024)
101.INS**	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
____________________________________
* Management contract of compensatory plan or arrangement.
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May 2024.

GROUPON, INC.
By:	/s/ Jiri Ponrt
	Name:	Jiri Ponrt
	Title:	Chief Financial Officer