Form 10-Q
period 2024-06-30
Groupon, Inc.
filed 2024-07-30
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Yes ☐        No  ☒
As of July 25, 2024, there were 39,741,926 shares of the registrant's Common Stock outstanding.

GLOSSARY OF DEFINED TERMS AND ABBREVIATIONS
Groupon, Inc. (the "Company," "we," "our," "us," and similar terms include Groupon, Inc. and it subsidiaries, unless the context indicates otherwise. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are defined in the list below (the "Glossary"):

Abbreviation	Description
2011 Plan	The Company’s 2011 Incentive Stock Plan, as amended
2020 Restructuring Plan	April 2020 Board approved multi-phase restructuring plan
2022 Cost Savings Plan	August 2022 Board approved multi-phase cost savings plan
2022 Restructuring Plan	August 2022 Board approved restructuring plan, included within the 2022 Cost Savings Plan
2024 Executive PSUs	Awards granted for our executive team under the 2024 PSU Program, which are earned based on the performance of our stock price and a service condition
2026 Notes	The Company’s 1.125% convertible senior notes due March 2026
600 West Chicago	The Company’s previously leased headquarters located in Chicago, Illinois
Assessment	Claims for tax assessments by foreign jurisdictions, inclusive of estimated incremental interest from the original assessment.
ASU	Accounting Standards Update
Backstop Party	Pale Fire Capital SICAV a.s.
Bank Secrecy Act	Bank Secrecy Act of 1970
Board	The Company’s Board of Directors
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009
Cash Collateral Agreement	Agreement dated March 2, 2023 with JPMorgan Chase Bank, N.A.
Common Stock	Company common stock, par value $0.00001 per share
Compensation Committee	Compensation Committee of the Board
CPRA	California Privacy Rights Act
Credit Agreement	Second amended and restated credit agreement JPMorgan Chase Bank, N.A., dated May 14, 2019, as amended from time to time and as terminated as of February 12, 2024
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ESPP	The Company’s 2012 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Expiration Date	January 17, 2024, 5:00 p.m., New York City time, representing the date the subscription period for the Rights Offering expired
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
Payoff Amount	Payment of $43.1 million to terminate all commitments to extend further credit under the Credit Agreement
PSU	Performance Share Units
RSU	Restricted Stock Units
Rights Offering	Board approved $80 million fully backstopped rights offering to the Company's stockholders that commenced on November 20, 2023
Quarterly Report	Quarterly Report on Form 10-Q for the period ended June 30, 2024
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
SumUp	SumUp Holdings S.a.r.l, a privately-held mobile payments company
TTM	Trailing twelve months
VAT	Value added tax

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, tax, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability resulting from the conflicts in Ukraine and the Middle East; global economic uncertainty, including as a result of inflationary pressures; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, and other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; our ability to remediate our material weakness over internal control over financial reporting; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our 2026 Notes; our Common Stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our 2026 Notes; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A. Risk Factors on our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, as well as in our Condensed Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$178,089	$141,563
Accounts receivable, net	41,595	50,373
Prepaid expenses and other current assets	51,607	63,647
Total current assets	271,291	255,583
Property, equipment and software, net	22,618	30,530
Right-of-use assets - operating leases, net	3,043	2,197
Goodwill	178,685	178,685
Intangible assets, net	5,543	11,404
Investments	74,823	74,823
Deferred income taxes	11,382	11,639
Other non-current assets	5,459	6,095
Total assets	$572,844	$570,956
Liabilities and equity (deficit)
Current liabilities:
Short-term borrowings	$—	$42,776
Accounts payable	10,816	15,016
Accrued merchant and supplier payables	172,977	209,423
Accrued expenses and other current liabilities	106,079	101,939
Total current liabilities	289,872	369,154
Convertible senior notes, net	227,255	226,470
Operating lease obligations	1,086	2,382
Other non-current liabilities	14,221	13,262
Total liabilities	532,434	611,268
Commitments and contingencies (see Note 6)
Stockholders' equity (deficit)
Common Stock, par value $0.0001 per share, 100,500,000 shares authorized; 49,998,258 shares issued and 39,704,141 shares outstanding at June 30, 2024; 42,147,266 shares issued and 31,853,149 shares outstanding at December 31, 2023	5	4
Additional paid-in capital	2,423,780	2,337,565
Treasury stock, at cost, 10,294,117 shares at June 30, 2024 and December 31, 2023	(922,666)	(922,666)
Accumulated deficit	(1,472,193)	(1,449,887)
Accumulated other comprehensive income (loss)	11,307	(5,647)
Total Groupon, Inc. stockholders' equity (deficit)	40,233	(40,631)
Noncontrolling interests	177	319
Total equity (deficit)	40,410	(40,312)
Total liabilities and equity (deficit)	$572,844	$570,956

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$124,615	$129,109	$247,699	$250,720
Cost of revenue	11,948	16,144	24,475	33,044
Gross profit	112,667	112,965	223,224	217,676
Operating expenses:
Marketing	36,520	22,267	65,329	47,115
Selling, general and administrative	77,212	96,263	151,610	197,897
Restructuring and related charges (credits)	(379)	(689)	(283)	8,105
Gain on sale of assets	(5,044)	—	(5,160)	—
Total operating expenses	108,309	117,841	211,496	253,117
Income (loss) from operations	4,358	(4,876)	11,728	(35,441)
Other income (expense), net	(4,483)	(4,805)	(17,165)	(1,735)
Income (loss) before provision (benefit) for income taxes	(125)	(9,681)	(5,437)	(37,176)
Provision (benefit) for income taxes	9,287	2,323	15,481	3,441
Net income (loss)	(9,412)	(12,004)	(20,918)	(40,617)
Net (income) loss attributable to noncontrolling interests	(623)	(603)	(1,388)	(1,137)
Net income (loss) attributable to Groupon, Inc.	$(10,035)	$(12,607)	$(22,306)	$(41,754)

Basic and diluted net income (loss) per share:	$(0.25)	$(0.41)	$(0.58)	$(1.36)

Basic and diluted weighted average number of shares outstanding:	39,430,656	31,020,493	38,570,401	30,796,943

Comprehensive income (loss):
Net income (loss)	$(9,412)	$(12,004)	$(20,918)	$(40,617)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on foreign currency translation adjustments	4,602	5,745	16,954	(103)
Comprehensive income (loss)	(4,810)	(6,259)	(3,964)	(40,720)
Comprehensive (income) loss attributable to noncontrolling interest	(623)	(603)	(1,388)	(1,137)
Comprehensive income (loss) attributable to Groupon, Inc.	$(5,433)	$(6,862)	$(5,352)	$(41,857)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	42,147,266	$4	$2,337,565	(10,294,117)	$(922,666)	$(1,449,887)	$(5,647)	$(40,631)	$319	$(40,312)
Comprehensive income (loss)	—	—	—	—	—	(12,271)	12,352	81	765	846
Rights Offering, net of issuance costs	7,079,646	1	79,618	—	—	—	—	79,619	—	79,619
Vesting of RSUs	55,162	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	5,388	—	28	—	—	—	—	28	—	28
Tax withholdings related to net share settlements of stock-based compensation awards	(15,130)	—	(356)	—	—	—	—	(356)	—	(356)
Stock-based compensation on equity-classified awards	—	—	2,427	—	—	—	—	2,427	—	2,427
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(827)	(827)
Balance at March 31, 2024	49,272,332	$5	$2,419,282	(10,294,117)	$(922,666)	$(1,462,158)	$6,705	$41,168	$257	$41,425
Comprehensive income (loss)	—	—	—	—	—	(10,035)	4,602	(5,433)	623	(4,810)
Vesting of RSUs and PSUs	877,372	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(151,446)	—	(1,967)	—	—	—	—	(1,967)	—	(1,967)
Stock-based compensation on equity-classified awards	—	—	6,465	—	—	—	—	6,465	—	6,465
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(703)	(703)
Balance at June 30, 2024	49,998,258	$5	$2,423,780	(10,294,117)	$(922,666)	$(1,472,193)	$11,307	$40,233	$177	$40,410

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	40,786,996	$4	$2,322,672	(10,294,117)	$(922,666)	$(1,394,477)	$2,942	$8,475	$383	$8,858
Comprehensive income (loss)	—	—	—	—	—	(29,147)	(5,848)	(34,995)	534	(34,461)
Vesting of RSUs and PSUs	420,471	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	33,803	—	246	—	—	—	—	246	—	246
Tax withholdings related to net share settlements of stock-based compensation awards	(140,819)	—	(1,031)	—	—	—	—	(1,031)	—	(1,031)
Stock-based compensation on equity-classified awards	—	—	2,547	—	—	—	—	2,547	—	2,547
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(637)	(637)
Balance at March 31, 2023	41,100,451	$4	$2,324,434	(10,294,117)	$(922,666)	$(1,423,624)	$(2,906)	$(24,758)	$280	$(24,478)
Comprehensive income (loss)	—	—	—	—	—	(12,607)	5,745	(6,862)	603	(6,259)
Vesting of RSUs and PSUs	689,050	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(268,367)	—	(1,207)	—	—	—	—	(1,207)	—	(1,207)
Stock-based compensation on equity-classified awards	—	—	7,809	—	—	—	—	7,809	—	7,809
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(692)	(692)
Balance at June 30, 2023	41,521,134	$4	$2,331,036	(10,294,117)	$(922,666)	$(1,436,231)	$2,839	$(25,018)	$191	$(24,827)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$(20,918)	$(40,617)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	15,411	23,560
Amortization of acquired intangible assets	2,206	4,188
Stock-based compensation	8,792	9,882
Foreign currency (gains) losses, net	13,660	(159)
Foreign VAT assessments	4,092	—
Gain on sale of assets	(5,160)	—
Change in assets and liabilities:
Accounts receivable	8,259	10,463
Prepaid expenses and other current assets	14,095	5,384
Right-of-use assets - operating leases	1,258	6,189
Accounts payable	(4,151)	(39,427)
Accrued merchant and supplier payables	(34,660)	(48,447)
Accrued expenses and other current liabilities	3,425	(30,557)
Operating lease obligations	(3,843)	(15,743)
Payment for early lease termination	(1,832)	(9,724)
Other, net	4,555	6,378
Net cash provided by (used in) operating activities	5,189	(118,630)
Investing activities
Purchases of property and equipment and capitalized software	(8,183)	(11,797)
Proceeds from sale of assets, net	9,116	1,475
Acquisitions of intangible assets and other investing activities	(561)	(1,174)
Net cash provided by (used in) investing activities	372	(11,496)
Financing activities
Payments of borrowings under revolving credit agreement	(42,776)	(28,300)
Proceeds from Rights Offering, net of issuance costs	79,619	—
Other financing activities	(3,223)	(3,836)
Net cash provided by (used in) financing activities	33,620	(32,136)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(365)	1,967
Net increase (decrease) in cash, cash equivalents and restricted cash	38,816	(160,295)
Cash, cash equivalents and restricted cash, beginning of period (1)	167,638	281,696
Cash, cash equivalents and restricted cash, end of period (1)	$206,454	$121,401

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,719	$3,493
Income tax payments	6,952	2,676
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	(315)	(1,568)
Supplemental cash flow information on our leasing obligations
Cash paid for amounts included in the measurement of operating lease liabilities	$3,521	$15,330
Right-of-use assets obtained in exchange for operating lease liabilities	2,142	—

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(1)The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of June 30, 2024, December 31, 2023, June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$178,089	$141,563	$118,145	$281,279
Restricted cash included in prepaid expenses and other current assets	28,365	26,075	3,256	417
Cash, cash equivalents and restricted cash	$206,454	$167,638	$121,401	$281,696
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
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three and six months ended June 30, 2024.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
NOTE 2. GOODWILL AND LONG-LIVED ASSETS
Goodwill
As of June 30, 2024 and December 31, 2023, the balance of our goodwill was $178.7 million. There was no goodwill activity during the six months ended June 30, 2024. All goodwill is within our North America segment.

Long-Lived Assets
In March 2024, we entered into an agreement with a third party to sell the rights to certain intangible assets in exchange for cash consideration of $10.0 million, subject to license-back provisions that permit continued use of the assets in the ordinary course of our business. The sale was completed in April 2024 and resulted in a pre-tax gain of $5.0 million. The pre-tax gain is presented within Gain on sale of assets on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024. The cash activity is presented within Proceeds from sale of assets, net in the investing section on the Condensed Consolidated Statements of Cash Flows and includes cash consideration received of $10.0 million, less $1.0 million in fees. The assets were within our North America segment.

The following table summarizes intangible assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$18,714	$18,714	$—	$18,842	$17,944	$898
Trade names	9,442	8,892	550	9,459	8,753	706
Patents (1)	1,250	882	368	13,235	7,237	5,998
Other intangible assets	10,580	5,955	4,625	9,318	5,516	3,802
Total	$39,986	$34,443	$5,543	$50,854	$39,450	$11,404
(1) The change in the net carrying value is primarily due to the sale of certain intangible assets.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $0.6 million and $2.1 million for the three months ended June 30, 2024 and 2023 and $2.2 million and $4.2 million for the six months ended June 30, 2024 and 2023. As of June 30, 2024, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2024	$802
2025	1,506
2026	1,229
2027	1,068
2028	853
Thereafter	85
Total	$5,543
NOTE 3. INVESTMENTS
As of June 30, 2024 and December 31, 2023, our carrying value in other equity investments was $74.8 million, which relates to our non-controlling equity interest in SumUp, and our available-for-sale securities and fair value option investments had a carrying value of zero. There were no changes in fair value of our investments for the three and six months ended June 30, 2024.
The following table summarizes our percentage ownership in our investments as of the dates noted below:

	June 30, 2024 and December 31, 2023
Other equity investments	1%	to	19%
Available-for-sale securities	1%	to	19%
Fair value option investments	10%	to	19%
NOTE 4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$13,103	$9,799
Income taxes receivable	3,148	5,349
Deferred cloud implementation costs, net (1)	1,862	14,627
Restricted cash (2)	28,365	26,075
Other	5,129	7,797
Total prepaid expenses and other current assets	$51,607	$63,647
(1) The decrease in Deferred cloud implementation costs, net relates to amortization.
(2) Primarily consists of cash collateral related to our letters of credit. See Note 5, Financing Arrangements for additional information.
The following table summarizes Other non-current assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Deferred contract acquisition costs, net	$2,734	$2,940
Other	2,725	3,155
Total other non-current assets	$5,459	$6,095

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Refund reserve	$4,544	$4,445
Compensation and benefits	12,752	10,717
Accrued marketing	16,703	8,771
Customer credits	24,757	26,595
Operating lease obligations	4,324	7,121
Income taxes payable	6,506	1,072
Foreign VAT assessments (1)	4,092	—
Accrued consulting and professional fees	3,744	4,295
Other	28,657	38,923
Total accrued expenses and other current liabilities	$106,079	$101,939
(1) See Note 6, Commitments and Contingencies, for additional information.
The following table summarizes Other non-current liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Contingent income tax liabilities	$10,556	$9,373
Deferred income taxes	2,506	2,525
Other	1,159	1,364
Total other non-current liabilities	$14,221	$13,262
The following table summarizes Other income (expense), net for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$1,289	$4,276	$2,331	$8,747
Interest expense	(1,917)	(5,494)	(3,926)	(11,115)
Foreign currency gains (losses), net and other	(3,855)	(3,587)	(15,570)	633
Total other income (expense), net	$(4,483)	$(4,805)	$(17,165)	$(1,735)
NOTE 5. FINANCING ARRANGEMENTS
Convertible Senior Notes due 2026
The 2026 Notes bear interest at a rate of 1.125% per annum, payable semiannually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 1.83%. The 2026 Notes will mature on March 15, 2026, subject to earlier repurchase, redemption or conversion.
The carrying amount of the 2026 Notes consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Principal amount	$230,000	$230,000
Less: debt discount	(2,745)	(3,530)
Net carrying amount of liability	$227,255	$226,470
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of June 30, 2024 and December 31, 2023 was $199.5 million and $141.9 million and was determined using a lattice model.
During the three and six months ended June 30, 2024 and 2023, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest	$647	$647	$1,377	$1,294
Amortization of debt discount	394	386	785	770
Total	$1,041	$1,033	$2,162	$2,064
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
Amounts committed to letters of credit and outstanding borrowings under the Cash Collateral Agreement and Credit Agreement, respectively, as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Letters of credit(1)	$25,978	$25,200
Borrowings	—	42,776

(1) Pursuant to the Cash Collateral Agreement, cash collateral is required for all letters of credit and treated as restricted cash on the Condensed Consolidated Balance Sheets. See Note 4, Supplemental Condensed Consolidated Balance Sheets and Statements of Operations Information, for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments as of June 30, 2024 and through the date of this report, did not materially change from the amounts set forth in our 2023 Annual Report on Form 10-K.
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
We currently have an appeal lodged in the Portuguese courts relating to a Portugal VAT assessment for the periods from 2013 to 2015 of approximately $4.1 million, inclusive of penalties and interest through June 30, 2024. After negative rulings at lower level courts in November 2023 and May 2024, we lodged a final appeal to the highest-level court. It is uncertain whether the court will agree to hear the appeal and if the Court chooses to hear the appeal, it will be confined to considering issues of law. If the court declines to hear the appeal, the assessment will become final and payable. Given the uncertainty of whether our final appeal for the assessment will be heard, we concluded that a loss was probable and recorded a contingent liability of $4.1 million in our Condensed Consolidated Balance Sheets as of June 30, 2024 and recognized expenses in our Condensed Consolidated Statements of Operations for $3.3 million of taxes and penalties within Selling, general and administrative and $0.8 million of interest expense within Other income (expense), net. We currently have a bank guarantee of $3.7 million in place relating to the assessment that is classified as restricted cash in our Condensed Consolidated Balance Sheets as of June 30, 2024.
A Groupon subsidiary in Italy is presently litigating a tax dispute with the Italian tax authorities relating to a $120.4 million assessment, inclusive of taxes, penalties and interest through June 30, 2024. The subsidiary has lodged a second-level appeal and also has the ability to challenge the assessment in an international Mutual Agreement Proceeding if it does not prevail in the Italian courts. A hearing on the second-level appeal was originally scheduled for July 9, 2024 and has been rescheduled by the court until September 24, 2024. The Company continues to believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit. The subsidiary continues to vigorously defend itself in this matter and believes it will prevail on the merits of the case. Refer to Note 10, Income Taxes for additional information.
In 2015 we lodged an appeal in the Portuguese courts relating to a Portugal VAT assessment for the periods from 2011 to 2012 of up to $4.4 million, inclusive of penalties and interest through June 30, 2024. The case is currently pending at the lowest level court awaiting a final decision. If there is a negative outcome, at this lowest level, Groupon could still pursue two rounds of appeals in which it can still assert factual and legal challenges to the assessment. Groupon also maintains the opportunity to petition subsequent courts to refer the matter to the European Court of Justice. We have not recorded a contingent liability for this amount as, for the reasons stated above, we concluded it is not probable a loss has been incurred as of June 30, 2024. This case is separate and not dependent on the outcome of the Portugal matter discussed above, wherein the ability to appeal further is not certain and factual issues can no longer be challenged. We currently have a bank guarantee of $4.0 million in place relating to the assessment that is classified as restricted cash in our Condensed Consolidated Balance Sheets as of June 30, 2024.
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
We establish an accrued liability for loss contingencies related to legal, regulatory and indirect tax matters when the loss is both probable and reasonably estimable. Those accruals represent management's best estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. For certain of the matters described above, there are inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim. However, we believe that the amount of reasonably possible losses in excess of the amounts accrued for those matters would not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. Our accrued liabilities for loss contingencies related to legal, regulatory and indirect tax matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation and other regulatory matters can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of June 30, 2024. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of June 30, 2024 were approximately $11.7 million.
In the normal course of business to facilitate transactions related to our operations, we indemnify certain parties, including employees, lessors, service providers, merchants and counterparties to investment agreements

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 7. STOCKHOLDERS' EQUITY (DEFICIT) AND COMPENSATION ARRANGEMENTS
Groupon, Inc. Incentive Plan
In August 2011, we established the 2011 Plan under which options, RSUs and PSUs for up to 13,775,000 shares of Common Stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee. In June 2024, at the Company's annual meeting of stockholders, the Company's stockholders approved an amendment to the 2011 Plan to increase the number of authorized shares by 7,000,000. Accordingly, a total of 20,775,000 shares of Common Stock have been authorized for issuance under the 2011 Plan. As of June 30, 2024, 6,039,229 shares of Common Stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The RSUs generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes RSU activity for the six months ended June 30, 2024:

	RSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2023	745,840	$10.61
Granted	642,772	10.68
Vested	(510,166)	8.55
Forfeited	(99,403)	14.12
Unvested at June 30, 2024	779,043	$11.55
As of June 30, 2024, $7.3 million of unrecognized compensation costs related to unvested RSUs are expected to be recognized over a remaining weighted-average period of 1.5 years.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes stock option activity for the six months ended June 30, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Total outstanding at December 31, 2023(1)	3,062,500	$6.00	2.25	20,948
Exercised	—	—	—	—
Total outstanding at June 30, 2024	3,062,500	6.00	1.75	28,481
Exercisable at June 30, 2024	1,750,000	$6.00	1.75	$16,275
(1) Consists of 2,187,500 outstanding (unvested) stock options and 875,000 exercisable stock options as of December 31, 2023, as presented within our Annual Report on Form 10-K.
As of June 30, 2024, there was $1.2 million of total unrecognized compensation costs related to unvested stock options granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 0.75 years. The total fair value of shares vested during the six months ended June 30, 2024 was $0.8 million.
These stock options were granted to our Chief Executive Officer, who is based in the Czech Republic. Taxes on stock options in the Czech Republic are payable upon the sale of the underlying shares. The Company's tax liability is determined by multiplying the applicable tax rate by the difference between the value of the shares underlying the options on the date of exercise and the aggregate exercise price of the options. These taxes will be recognized in the Condensed Consolidated Statement of Operations upon any subsequent sale of the shares acquired upon exercise of the options.
Performance Share Units
We have previously granted PSUs that vest in shares of our Common Stock upon the achievement of financial and operational targets specified in the respective award agreement. Based on our financial and operational results for the year ended December 31, 2023, 422,368 shares became issuable upon vesting of PSUs following the Compensation Committee's certification in April 2024. In May 2024, we also granted the 2024 Executive PSUs.
The 2024 Executive PSUs may only be earned if certain stock price hurdles are met and the recipient satisfies certain service conditions. The achievement of the stock price hurdles is measured during a period that begins nine months after the award date of May 1, 2024 and ends on May 1, 2027. The 2024 Executive PSUs have four stock price hurdles: $14.86, $20.14, $31.01, and $68.82. The shares awarded under the 2024 Executive PSU award are divided equally between four tranches corresponding to achievement of each stock price hurdle. Once the stock price hurdle is achieved, a service condition must also be met before the shares will vest. Specifically, the service condition for: (i) 33% of the award will be met after the first anniversary of the award date; (ii) an additional 33% of the award will be met after the second anniversary of the award date; and (ii) the final 34% of the award will be met after the third anniversary of the award date. We determined these awards are subject to a market condition, and therefore used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period. The three year service condition period exceeds the derived service period and therefore we will recognize the expense over the three year requisite service period. The key inputs used in the Monte Carlo simulation were the risk-free rate of 4.46%, dividend yield of 0.0% and our stock price volatility of 95.73%.
Both our PSUs and the 2024 Executive PSUs are subject to continued service through the period dictated by the award and certification by the Compensation Committee that the specified performance conditions have been achieved.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes PSU activity for the six months ended June 30, 2024:

	PSUs	Weighted-Average Grant Date Fair Value (per unit)	2024 Executive PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2023	506,324	$6.34	—	$—
Granted	—	—	3,537,145	13.59
Vested	(422,368)	6.35	—	—
Forfeited	(83,956)	6.31	—	—
Unvested at June 30, 2024	—	$—	3,537,145	$13.59
As of June 30, 2024, $43.2 million of unrecognized compensation costs related to unvested PSUs are expected to be recognized over a remaining weighted-average period of 2.31 years.
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

The Rights Offering was fully backstopped by Pale Fire Capital SICAV a.s., the Backstop Party, an entity affiliated with (i) Dusan Senkypl, the Company’s Chief Executive Officer and a member of the Board, and (ii) Jan Barta, a member of the Board. The Backstop Party had a binding commitment to (i) fully exercise its pro rata subscription right prior to the Expiration Date of the Rights Offering and (ii) fully purchase any and all unsubscribed shares in the Rights Offering following the Expiration Date at the same price and on the same terms and conditions as other participants in the Rights Offering.

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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three and six months ended June 30, 2024 and 2023.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds and, to a lesser extent, for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the six months ended June 30, 2024 (in thousands):

Customer Credits
Balance as of December 31, 2023	$26,595
Credits issued	32,288
Credits redeemed (1)	(32,499)
Breakage revenue recognized	(1,545)
Foreign currency translation	(82)
Balance as of June 30, 2024	$24,757
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized on a straight-line basis over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, deferred contract acquisition costs were $3.6 million and $3.9 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $1.5 million and $2.1 million of deferred contract acquisition costs for the three months ended June 30, 2024 and 2023 and $3.0 million and $4.4 million for the six months ended June 30, 2024 and 2023.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the six months ended June 30, 2024 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2023	$2,856
Change in provision	(126)
Write-offs	(113)
Foreign currency translation	(17)
Balance as of June 30, 2024	$2,600
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We recognized variable consideration from unredeemed vouchers that were sold in a prior period of $7.5 million and $4.7 million for the three months ended June 30, 2024 and 2023, and $10.1 million and $4.4 million for the six months ended June 30, 2024 and 2023. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements.
NOTE 9. RESTRUCTURING AND RELATED CHARGES
In August 2022 and April 2020, we initiated Board-approved restructuring plans. Costs incurred related to the restructuring plans are classified as Restructuring and related charges (credits) on the Condensed Consolidated Statements of Operations. The restructuring activities are summarized by plan in the sections below.
2022 Restructuring Plan
In August 2022, we initiated the 2022 Cost Savings Plan, a multi-phase cost savings plan designed to reduce our expense structure to align with our go-forward business and financial objectives. The 2022 Cost Savings Plan included the 2022 Restructuring Plan, approved by our Board in August 2022. The 2022 Restructuring Plan, including the first phase initiated August 2022, second phase initiated January 2023 and the third phase initiated July 2023 is expected to include an overall reduction of approximately 1,150 positions globally through natural attrition or involuntary termination. The majority of these reductions were completed as of March 31, 2023 and the remainder expected to occur by the end of 2024. We have incurred total pre-tax charges of $21.3 million since the inception of the 2022 Restructuring Plan. A majority of the pre-tax charges have been paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs.
The following tables summarize activity by segment related to the 2022 Restructuring Plan for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$—	$—	$—
International	58	—	58
Consolidated	$58	$—	$58
(1)The employee severance and benefits costs for the three months ended June 30, 2024 are related to the termination of approximately 7 employees.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended June 30, 2023
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$126	$229	$355
International	158	—	158
Consolidated	$284	$229	$513
(1)The employee severance and benefits costs for the three months ended June 30, 2023 are related to the termination of approximately 39 employees.

	Six Months Ended June 30, 2024
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	55	1	56
International	(169)	—	(169)
Consolidated	(114)	1	(113)

(1)The employee severance and benefits costs for the six months ended June 30, 2024 are related to the termination of approximately 12 employees.

	Six Months Ended June 30, 2023
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$4,566	$1,037	$5,603
International	3,891	—	3,891
Consolidated	$8,457	$1,037	$9,494
(1)The employee severance and benefits costs for the six months ended June 30, 2023 are related to the termination of approximately 371 employees.

The following table summarizes restructuring liability activity for the 2022 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2023	$544	$44	$588
Charges payable in cash and changes in estimate (1)	(114)	1	(113)
Cash payments	(249)	(45)	(294)
Foreign currency translation	(36)	—	(36)
Balance as of June 30, 2024	$145	$—	$145
(1)Primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables summarize activity by segment related to the 2020 Restructuring Plan for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America (1)	$—	$—	$(450)	$(450)
International	10	3	—	13
Consolidated	$10	$3	$(450)	$(437)
(1) The credit recorded during the three months ended June 30, 2024 primarily relates to an over contribution of estimated real estate taxes in 2023 for the terminated lease at 600 West Chicago.

	Three Months Ended June 30, 2023
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$—	$1	$(63)	$(62)
International (1)	(1,436)	8	288	(1,140)
Consolidated	$(1,436)	$9	$225	$(1,202)
(1) The credit recorded during the three months ended June 30, 2023 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.

	Six Months Ended June 30, 2024
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America (1)	$—	$—	$(293)	$(293)
International	25	15	83	123
Consolidated	$25	$15	$(210)	$(170)
(1) The credit recorded during the six months ended June 30, 2024 primarily relates to an over contribution of estimated real estate taxes in 2023 for the terminated lease at 600 West Chicago.

	Six Months Ended June 30, 2023
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$—	$2	544	$546
International (1)	(2,482)	(48)	595	(1,935)
Consolidated	$(2,482)	$(46)	$1,139	$(1,389)
(1) The credit recorded during the six months ended June 30, 2023 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As part of our 2020 Restructuring Plan, we terminated, vacated or modified several of our leases. In January 2023, we exercised our option to early terminate our lease at 600 West Chicago that expired in January 2024, which required us to pay a fee of $9.6 million with our early termination notice. As of June 30, 2024, all of our leases that were part of the 2020 Restructuring Plan have expired or have been terminated. For the three and six months ended June 30, 2024, our restructuring activity related to those leases had immaterial activity. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our 2020 Restructuring Plan are presented within Restructuring and related charges (credits) in the Condensed Consolidated Statements of Operations. As of June 30, 2023, the current and non-current liabilities associated with these leases were presented within Accrued expenses and other current liabilities and Operating lease obligations in the Condensed Consolidated Balance Sheets.
The following table summarizes restructuring liability activity for the 2020 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2023	$839	$214	$1,053
Charges payable in cash and changes in estimate	25	15	40
Cash payments	(119)	(162)	(281)
Foreign currency translation	(22)	(5)	(27)
Balance as of June 30, 2024 (1)	$723	$62	$785
(1)Substantially all of the cash payments for the 2020 Restructuring Plan costs have been disbursed.
NOTE 10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and Income (loss) before provision (benefit) for income taxes for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision (benefit) for income taxes	$9,287	$2,323	$15,481	$3,441
Income (loss) before provision (benefit) for income taxes	$(125)	$(9,681)	$(5,437)	$(37,176)
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three and six months ended June 30, 2024 and 2023 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. For the three and six months ended June 30, 2024 and 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $120.4 million, inclusive of estimated incremental interest from the original Assessment. The subsidiary subject to the Assessment is Groupon S.r.l., one of the Company's Italian subsidiaries with operations relating specifically to the local voucher business in Italy. In December 2023, Groupon S.r.l. received an unfavorable ruling at the lowest court level, but lodged a second-level appeal, based on what it believes to be meritorious defenses to the Assessment. Additionally, Groupon S.r.l. requested a suspension of provisional payment demands of approximately $81.9 million. On April 9, 2024,
Groupon S.r.l.'s payment suspension request was denied with an expedited hearing date of July 9, 2024, set for the second-level appeal. The hearing originally scheduled for July 9, 2024 has been rescheduled by the court until September 24, 2024. After the suspension denial, Groupon S.r.l. is required to post a bond of approximately $30.0 million, due immediately, and unless the appeal has been resolved in Groupon S.r.l's favor by October 22, 2024, an additional $51.9 million will be required to be posted on or before that date. As a result of the immediate payment demands, a lien was placed on Groupon S.r.l.'s bank account. In May 2024 Groupon S.r.l. entered into an installment plan for the approximately $30.0 million currently due and the bank account lien was removed. The related cash is no longer classified as restricted cash in our Condensed Consolidated Balance Sheets as of June 30, 2024. We believe the denial of the suspension request has no impact on the merits of Groupon S.r.l.'s appeal of the Assessment, therefore, the Company continues to believe that the Assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit. Groupon S.r.l. continues to vigorously defend itself in this matter and believes it will prevail on the merits of the case. Additionally, unrelated to this matter, in July 2024, Groupon S.r.l. received final assessments of approximately $31.5 million related to a 2017 distribution made to its parent entity. We believe this assessment is also without merit and Groupon S.r.l. intends to vigorously defend against such assessment. No liability has been recorded for either tax assessment matter. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of these assessments, we believe it is reasonably possible that reductions of up to $5.5 million in unrecognized tax benefits may occur within the 12 months following June 30, 2024 upon closing of income tax audits or the expiration of applicable statutes of limitations.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. Additionally, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of June 30, 2024 and December 31, 2023 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2024 and 2023.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We did not record any significant nonrecurring fair value measurements for the three and six months ended June 30, 2024 and 2023.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of June 30, 2024 and December 31, 2023 due to their short-term nature.
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
The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock for the three and six months ended June 30, 2024 and 2023 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted net income (loss) per share:

Numerator
Net income (loss)	$(9,412)	$(12,004)	$(20,918)	$(40,617)
Less: Net income (loss) attributable to noncontrolling interests	623	603	1,388	1,137
Net income (loss) attributable to common stockholders	(10,035)	(12,607)	(22,306)	(41,754)

Denominator
Weighted-average common shares outstanding	39,430,656	31,020,493	38,570,401	30,796,943

Basic and diluted net income (loss) per share:	$(0.25)	$(0.41)	$(0.58)	$(1.36)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs	906,954	1,624,378	834,961	1,988,886
Stock options	3,062,500	3,500,000	3,062,500	1,769,444
PSUs	139,242	—	280,807	959
ESPP shares	10,731	33,165	10,731	47,217
Convertible Senior notes due 2026 (1)	3,376,400	3,376,400	3,376,400	3,376,400
Capped call transactions	3,376,400	3,376,400	3,376,400	3,376,400
Total	10,872,227	11,910,343	10,941,799	10,559,306
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
As of June 30, 2024 there were up to 3,537,145 shares of Common Stock issuable upon vesting of outstanding 2024 Executive PSUs that were excluded from the table above as the shares are not eligible to vest until the beginning of the measurement period, which is nine months after the award date of May 1, 2024.

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
The following table summarizes revenue by reportable segment and category for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America revenue:
Local	$91,707	$85,475	$178,167	$166,854
Goods	2,792	4,780	5,870	9,845
Travel	3,858	5,579	8,454	8,394
Total North America revenue (1)	98,357	95,834	192,491	185,093

International revenue:
Local	22,401	27,374	47,151	52,639
Goods	2,269	3,729	4,714	7,975
Travel	1,588	2,172	3,343	5,013
Total International revenue (1)	$26,258	$33,275	$55,208	$65,627
(1)North America includes revenue from the United States of $97.0 million and $94.4 million for the three months ended June 30, 2024 and 2023 and $189.8 million and $182.1 million for the six months ended June 30, 2024 and 2023. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and six months ended June 30, 2024 and 2023. Revenue is attributed to individual countries based on the location of the customer.
The following table summarizes cost of revenue by reportable segment and category for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America cost of revenue:
Local	$8,448	$11,012	$17,082	$22,399
Goods	363	797	779	1,742
Travel	667	932	1,623	1,917
Total North America cost of revenue	9,478	12,741	19,484	26,058

International cost of revenue:
Local	1,879	2,415	3,797	5,038
Goods	410	732	817	1,320
Travel	181	256	377	628
Total International cost of revenue	$2,470	$3,403	$4,991	$6,986

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America
Revenue	$98,357	$95,834	$192,491	$185,093
Cost of revenue	9,478	12,741	19,484	26,058
Marketing	29,477	14,447	51,259	29,750
Contribution profit	59,402	68,646	121,748	129,285

International
Revenue	26,258	33,275	55,208	65,627
Cost of revenue	2,470	3,403	4,991	6,986
Marketing	7,043	7,820	14,070	17,365
Contribution profit	16,745	22,052	36,147	41,276

Consolidated
Revenue	124,615	129,109	247,699	250,720
Cost of revenue	11,948	16,144	24,475	33,044
Marketing	36,520	22,267	65,329	47,115
Contribution profit	76,147	90,698	157,895	170,561
Selling, general and administrative	77,212	96,263	151,610	197,897
Restructuring and related charges (credits)	(379)	(689)	(283)	8,105
Gain on sale of assets	(5,044)	—	(5,160)	—
Income (loss) from operations	$4,358	$(4,876)	$11,728	$(35,441)
The following table summarizes total assets by reportable segment as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Total assets:
North America (1)	$467,866	$465,213
International (1)	104,978	105,743
Consolidated total assets	$572,844	$570,956
(1)North America contains assets from the United States of $463.1 million and $460.2 million as of June 30, 2024 and December 31, 2023. There were no other individual countries that represented more than 10% of consolidated total assets as of June 30, 2024 and December 31, 2023.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 14. SUBSEQUENT EVENTS
Italy Restructuring
As previously disclosed on Form 8-K filed with the SEC on April 15, 2024, in connection with a local tax assessment in Italy, which is further described in Note 10, Income Taxes, the Company has been evaluating its options regarding operations in Italy. In April 2024, Groupon S.r.l. paused the sale of local vouchers in Italy.

In July 2024, Groupon S.r.l.'s Board approved the exit of the local business in Italy and the related restructuring actions associated with the exit. We expect to incur total pre-tax charges of up to $7.0 million in connection with these restructuring actions. The restructuring actions are expected to include an overall reduction of approximately 33 positions, with the majority of these reductions and payments expected to occur by the end of 2024. Additionally, as a result of these actions, it is possible that a valuation allowance against Groupon S.r.l's deferred tax assets may be needed in the future.

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
2022 Cost Savings Plan
In August 2022, we initiated the 2022 Cost Savings Plan, including the first phase in August 2022, the second January 2023 and the third July 2023, which is designed to reduce our expense structure and align with our go-forward business and financial objectives. The 2022 Cost Savings Plan included the 2022 Restructuring Plan, as well as other planned savings to be achieved through other actions, such as future reductions in our facilities footprint at natural lease terminations (or by exercising existing options in leases), renegotiating contractual arrangements with certain service providers and continuing to make elective decisions to eliminate vacant positions rather than rehire. The 2022 Restructuring Plan is expected to include an overall reduction of approximately 1,150 positions globally, with the majority of these reductions completed as of March 31, 2023 and the remainder expected to occur by the end of 2024. We have incurred total pretax charges of $21.3 million since the inception of the 2022 Restructuring Plan. A majority of the pre-tax charges have been paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. See Item 1, Note 9, Restructuring and Related Charges, for additional information.

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
Our gross billings and units for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross billings	$373,607	$393,458	$754,753	$789,883
Units	8,561	9,635	17,687	20,094
Our active customers for the trailing twelve months ended June 30, 2024 and 2023 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2024	2023
TTM active customers	15,825	17,488

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
The following table presents the above financial metrics for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$124,615	$129,109	$247,699	$250,720
Gross profit	112,667	112,965	223,224	217,676
Adjusted EBITDA	16,479	15,197	35,996	10,294
Free cash flow	10,826	(44,563)	(2,994)	(130,427)
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
•Restructuring and related charges (credits) represent severance and benefit costs for workforce reductions, impairments and other facilities-related costs and professional advisory fees. See Item 1, Note 9, Restructuring and Related Charges, for additional information about our restructuring plans.

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

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Gross billings
Local	$243,587	$231,950	5.0%	$474,640	$453,696	4.6%
Goods	13,501	22,256	(39.3)	28,469	46,015	(38.1)
Travel	21,881	21,630	1.2	48,792	42,279	15.4
Total gross billings	$278,969	$275,836	1.1	$551,901	$541,990	1.8

Units
Local	5,308	5,083	4.4%	10,411	10,225	1.8%
Goods	487	807	(39.7)	1,061	1,740	(39.0)
Travel	87	84	3.6	195	170	14.7
Total units	5,882	5,974	(1.5)	11,667	12,135	(3.9)
North America TTM active customers for the trailing twelve months ended June 30, 2024 and 2023 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2024	2023	% Change
TTM active customers	10,235	10,604	(3.5)%
Comparison of the Three Months Ended June 30, 2024 and 2023:
North America gross billings increased by $3.1 million while units and TTM active customers decreased by 0.1 million and 0.4 million for the three months ended June 30, 2024 compared with the prior year period. The increase in gross billings is primarily due to favorable refund rates and an increase in demand for our Local category. This was partially offset by a decline in demand for our Goods category, which resulted in fewer unit sales and TTM active customers.
Comparison of the Six Months Ended June 30, 2024 and 2023:
North America gross billings increased by $9.9 million while units decreased 0.5 million for the six months ended June 30, 2024 compared with the prior year period. The increase in gross billings is primarily due to favorable refund rates for our Local category and an increase in demand for our Travel category. This was partially offset by a decline in demand for our Goods category, which resulted in fewer unit sales.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Revenue
Local	$91,707	$85,475	7.3%	$178,167	$166,854	6.8%
Goods	2,792	4,780	(41.6)	5,870	9,845	(40.4)
Travel	3,858	5,579	(30.8)	8,454	8,394	0.7
Total revenue	$98,357	$95,834	2.6	$192,491	$185,093	4.0

Cost of revenue
Local	$8,448	$11,012	(23.3)%	$17,082	$22,399	(23.7)%
Goods	363	797	(54.5)	779	1,742	(55.3)
Travel	667	932	(28.4)	1,623	1,917	(15.3)
Total cost of revenue	$9,478	$12,741	(25.6)	$19,484	$26,058	(25.2)

Gross profit
Local	$83,259	$74,463	11.8%	$161,085	$144,455	11.5%
Goods	2,429	3,983	(39.0)	5,091	8,103	(37.2)
Travel	3,191	4,647	(31.3)	6,831	6,477	5.5
Total gross profit	$88,879	$83,093	7.0	$173,007	$159,035	8.8

Gross margin (1)	35.3%	34.7%		34.9%	34.2%

% of Consolidated revenue	78.9%	74.2%		77.7%	73.8%
% of Consolidated cost of revenue	79.3	78.9		79.6	78.9
% of Consolidated gross profit	78.9	73.6		77.5	73.1
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from gross billings.
Comparison of the Three Months Ended June 30, 2024 and 2023:
North America revenue and gross profit increased by $2.5 million and $5.8 million while cost of revenue decreased $3.3 million for the three months ended June 30, 2024 compared with the prior year period. The increase in revenue and gross profit is primarily due to favorable refund rates and an increase in demand for our Local category, partially offset by a decline in demand for our Goods category. The decrease in cost of revenue is primarily due to a decrease in payroll costs.
Comparison of the Six Months Ended June 30, 2024 and 2023:
North America revenue and gross profit increased by $7.4 million and $14.0 million while cost of revenue decreased $6.6 million for the six months ended June 30, 2024 compared with the prior year period. The increase in revenue and gross profit is primarily due to favorable refund rates for our Local category and an increase in demand for our Travel category, partially offset by a decline in demand for our Goods category. The decrease in cost of revenue is primarily due to a decrease in payroll costs.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America marketing and contribution profit for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Marketing	$29,477	$14,447	104.0%	$51,259	$29,750	72.3%
% of Gross profit	33.2%	17.4%		29.6%	18.7%

Contribution profit	$59,402	$68,646	(13.5)%	$121,748	$129,285	(5.8)%
Comparison of the Three Months Ended June 30, 2024 and 2023:
North America marketing expense and marketing expense as a percentage of gross profit increased for the three months ended June 30, 2024 compared with the prior year period, primarily driven by an increased investment in our rebuilt performance marketing campaigns.
North America contribution profit decreased for the three months ended June 30, 2024 compared with the prior year period, primarily due to an increase in marketing expense.
Comparison of the Six Months Ended June 30, 2024 and 2023:
North America marketing expense and marketing expense as a percentage of gross profit increased for the six months ended June 30, 2024 compared with the prior year period, primarily driven by an increased investment in our rebuilt performance marketing campaigns.
North America contribution profit decreased for the six months ended June 30, 2024 compared with the prior year period, primarily due to an increase in marketing expense.
International
Operating Metrics
International segment gross billings and units for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Gross billings
Local	$72,932	$87,688	(16.8)%	$157,965	$181,488	(13.0)%
Goods	14,422	20,000	(27.9)	28,903	42,256	(31.6)
Travel	7,284	9,934	(26.7)	15,984	24,149	(33.8)
Total gross billings	$94,638	$117,622	(19.5)	$202,852	$247,893	(18.2)

Units
Local	2,259	2,862	(21.1)%	5,147	6,190	(16.8)%
Goods	381	746	(48.9)	785	1,632	(51.9)
Travel	39	53	(26.4)	88	137	(35.8)
Total units	2,679	3,661	(26.8)	6,020	7,959	(24.4)
International TTM active customers for the trailing twelve months ended June 30, 2024 and 2023 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2024	2023	% Change
TTM active customers	5,590	6,884	(18.8)%

Comparison of the Three Months Ended June 30, 2024 and 2023:
International gross billings, units and TTM active customers decreased by $23.0 million, 1.0 million and 1.3 million for the three months ended June 30, 2024 compared with the prior year period. These declines were primarily attributable to an overall decline in demand across all categories. The Local category decrease was also partially attributable to the pause of our Local business in Italy. In addition, there was a $0.3 million unfavorable impact on gross billings from year-over-year changes in foreign currency exchange rates.
Comparison of the Six Months Ended June 30, 2024 and 2023:
International gross billings and units decreased by $45.0 million and 1.9 million for six months ended June 30, 2024 compared with the prior year period. These declines were primarily attributable to an overall decline in demand across all categories. The Local category decrease was also partially attributable to the pause of our Local business in Italy. In addition, there was a $1.8 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.
Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Revenue
Local	$22,401	$27,374	(18.2)%	$47,151	$52,639	(10.4)%
Goods	2,269	3,729	(39.2)	4,714	7,975	(40.9)
Travel	1,588	2,172	(26.9)	3,343	5,013	(33.3)
Total revenue	$26,258	$33,275	(21.1)	$55,208	$65,627	(15.9)

Cost of revenue
Local	$1,879	$2,415	(22.2)%	$3,797	$5,038	(24.6)%
Goods	410	732	(44.0)	817	1,320	(38.1)
Travel	181	256	(29.3)	377	628	(40.0)
Total cost of revenue	$2,470	$3,403	(27.4)	$4,991	$6,986	(28.6)

Gross profit
Local	$20,522	$24,959	(17.8)%	$43,354	$47,601	(8.9)%
Goods	1,859	2,997	(38.0)	3,897	6,655	(41.4)
Travel	1,407	1,916	(26.6)	2,966	4,385	(32.4)
Total gross profit	$23,788	$29,872	(20.4)	$50,217	$58,641	(14.4)

Gross margin (1)	27.7%	28.3%		27.2%	26.5%

% of Consolidated revenue	21.1%	25.8%		22.3%	26.2%
% of Consolidated cost of revenue	20.7	21.1		20.4	21.1
% of Consolidated gross profit	21.1	26.4		22.5	26.9
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from gross billings.
Comparison of the Three Months Ended June 30, 2024 and 2023
International revenue, cost of revenue and gross profit decreased by $7.0 million, $0.9 million and $6.1 million for the three months ended June 30, 2024 compared with the prior year period. These declines were primarily attributable to an overall decline in demand across all categories. The Local category decrease was also partially attributable to the pause of our Local business in Italy. Revenue and gross profit also had unfavorable impacts of $0.1 million and $0.1 million from year-over-year changes in foreign currency exchange rates.

Comparison of the Six Months Ended June 30, 2024 and 2023
International revenue, cost of revenue and gross profit decreased $10.4 million, $2.0 million and $8.4 million compared with the prior year period. These declines were primarily attributable to an overall decline in demand across all categories. The Local category decrease was also partially attributable to the pause of our Local business in Italy. Revenue and gross profit also had favorable impacts of $0.5 million and $0.5 million from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International marketing and contribution profit for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Marketing	$7,043	$7,820	(9.9)%	$14,070	$17,365	(19.0)%
% of Gross profit	29.6%	26.2%		28.0%	29.6%

Contribution profit	$16,745	$22,052	(24.1)%	$36,147	$41,276	(12.4)%
Comparison of the Three Months Ended June 30, 2024 and 2023:
International marketing expense decreased for the three months ended June 30, 2024 compared with the prior year period, primarily due to traffic declines and a lower investment in our online marketing spend. Marketing expense as a percentage of gross profit increased for the three months ended June 30, 2024 compared with the prior year period, primarily due to a decrease in gross profit.
International contribution profit decreased for the three months ended June 30, 2024 compared with the prior year period, primarily due to a decrease in gross profit.
Comparison of the Six Months Ended June 30, 2024 and 2023:
International marketing expense and marketing expense as a percentage of gross profit decreased for the six months ended June 30, 2024 compared with the prior year period, primarily due to the traffic declines and a lower investment in our online marketing spend.

International contribution profit decreased for the six months ended June 30, 2024 compared with the prior year period, primarily due to a decrease in gross profit.
Consolidated Operating Expenses
Operating expenses for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Marketing	$36,520	$22,267	64.0%	$65,329	$47,115	38.7%
Selling, general and administrative (1)	77,212	96,263	(19.8)	151,610	197,897	(23.4)
Restructuring and related charges (credits)	(379)	(689)	(45.0)	(283)	8,105	(103.5)
Gain on sale of assets	(5,044)	—	—	(5,160)	—	—
Total operating expenses	$108,309	$117,841	(8.1)	$211,496	$253,117	(16.4)

% of Gross profit:
Marketing	32.4%	19.7%		29.3%	21.6%
Selling, general and administrative	68.5%	85.2%		67.9%	90.9%
(1)The three and six months ended June 30, 2024 includes $6.4 million and $8.7 million of stock-based compensation expense and $4.0 million and $9.3 million of depreciation and amortization expense. The three and six months ended June 30, 2023 includes $7.5 million and $9.8 million of stock-based compensation expense and $6.6 million and $13.9 million of depreciation and amortization expense.

Comparison of the Three Months Ended June 30, 2024 and 2023:
Marketing expense and marketing expense as a percentage of gross profit increased for the three months ended June 30, 2024 compared with the prior year period, due to an increased investment in our rebuilt performance marketing campaigns.
SG&A and SG&A as a percentage of gross profit decreased for the three months ended June 30, 2024 compared with the prior year period, primarily due to a decrease in payroll costs.
Restructuring and related charges (credits) increased for the three months ended June 30, 2024 compared with the prior year period, primarily due to changes in estimates related to our 2022 Restructuring Plan, which resulted in credits recognized during the three months ended June 30, 2024. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Gain on sale of assets increased for the three months ended June 30, 2024 compared with the prior year period, primarily due to a gain from the sale of certain intangible assets. See Item 1, Note 2, Goodwill and Long-Lived Assets, for additional information.
Comparison of the Six Months Ended June 30, 2024 and 2023:
Marketing expense and marketing expense as a percentage of gross profit increased for the six months ended June 30, 2024 compared with the prior year period, due to an increased investment in our rebuilt performance marketing campaigns.
SG&A and SG&A as a percentage of gross profit decreased for the six months ended June 30, 2024 compared with the prior year period, primarily due to a decrease in payroll costs.

Restructuring and related charges (credits) decreased for the six months ended June 30, 2024 compared with the prior year period, primarily due to a decrease in severance and benefit costs related to our 2022 Restructuring Plan, which resulted in credits recognized during the six months ended June 30, 2024. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Gain on sale of assets increased for the six months ended June 30, 2024 compared with the prior year period, primarily due to a gain from the sale of certain intangible assets. See Item 1, Note 2, Goodwill and Long-Lived Assets, for additional information.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest expense, interest income and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other income (expense), net	$(4,483)	$(4,805)	$(17,165)	$(1,735)
Comparison of the Three Months Ended June 30, 2024 and 2023:
The change in Other income (expense), net for the three months ended June 30, 2024 as compared with the prior year period is primarily related to a $0.6 million decrease in net interest expense.
Comparison of the Six Months Ended June 30, 2024 and 2023:
The change in Other income (expense), net for the six months ended June 30, 2024 as compared with the prior year period is primarily related to a $16.2 million change in foreign currency gains and losses.

Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Provision (benefit) for income taxes	$9,287	$2,323	NM	$15,481	$3,441	NM
Effective tax rate	(7,429.6)%	(24.0)%		(284.7)%	(9.3)%
Comparison of the Three and Six Months Ended June 30, 2024 and 2023:
The effective tax rates for the three and six months ended June 30, 2024 and 2023 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. For the three and six months ended June 30, 2024 and 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three and six months ended June 30, 2024 and 2023, special charges and credits included charges related to our 2022 and 2020 Restructuring Plans, Gain on sale of assets and Foreign VAT assessments. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results. For the Foreign VAT assessments, we also considered the fact we ceased operations in Portugal in 2016 and it is not part of our ongoing business. Since we ceased operations, we have not engaged in any revenue-generating or payroll-related activity and do not intend to engage in these activities in Portugal in the future.
The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, Net income (loss), for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(9,412)	$(12,004)	$(20,918)	$(40,617)
Adjustments:
Stock-based compensation	6,418	7,519	8,792	9,882
Depreciation and amortization	7,824	13,243	17,617	27,748
Restructuring and related charges (credits)	(379)	(689)	(283)	8,105
Gain on sale of assets	(5,044)	—	(5,160)	—
Foreign VAT assessments (1)	3,302	—	3,302	—
Other (income) expense, net	4,483	4,805	17,165	1,735
Provision (benefit) for income taxes	9,287	2,323	15,481	3,441
Total adjustments	25,891	27,201	56,914	50,911
Adjusted EBITDA	$16,479	$15,197	$35,996	$10,294
(1) The Foreign VAT assessments adjustment excludes related interest expense of $0.8 million as the interest expense is included within Other (income) expense, net. See Item 1, Note 6, Commitments and Contingencies, for additional information.

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
The following tables represent the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024
	At Avg. Q2 2023 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$373,934	$(327)	$373,607
Revenue	124,701	(86)	124,615
Cost of revenue	11,961	(13)	11,948
Gross profit	112,740	(73)	112,667
Marketing	36,557	(37)	36,520
Selling, general and administrative	77,409	(197)	77,212
Restructuring and related charges (credits)	(380)	1	(379)
Income (loss) from operations	4,198	160	4,358

	Six Months Ended June 30, 2024
	At Avg. Q2 2023 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$752,956	$1,797	$754,753
Revenue	247,188	511	247,699
Cost of revenue	24,446	29	24,475
Gross profit	222,742	482	223,224
Marketing	65,241	88	65,329
Selling, general and administrative	151,262	348	151,610
Restructuring and related charges (credits)	(277)	(6)	(283)
Income (loss) from operations	11,676	52	11,728
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal source of liquidity is our cash balance totaling $178.1 million as of June 30, 2024. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. Most recently, in April 2024, the Company received an unfavorable ruling related to a tax assessment for one of its subsidiaries that is currently being appealed. The Company does not expect the tax assessment to result in financial exposure that exceeds the assets of Groupon S.r.l. nor do we expect any related developments to impact the ability of the Company to meet its obligations outside of Groupon S.r.l. See Item 1, Note 10, Income Taxes for additional information. Additionally, with the recent Rights Offering and debt prepayment and termination of our Credit Agreement in February 2024, we believe that the Company has sufficient liquidity to support its overall ongoing operational needs within the next 12 months.
Our net cash flows from operating, investing and financing activities for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash provided by (used in):
Operating activities	$15,300	$(42,310)	$5,189	$(118,630)
Investing activities	4,303	(2,483)	372	(11,496)
Financing activities	(1,721)	(2,939)	33,620	(32,136)
Our free cash flow for the three and six months ended June 30, 2024 and 2023 and a reconciliation to the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, for those periods were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$15,300	$(42,310)	$5,189	$(118,630)
Purchases of property and equipment and capitalized software	(4,474)	(2,253)	(8,183)	(11,797)
Free cash flow	$10,826	$(44,563)	$(2,994)	$(130,427)
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
Net cash provided by (used in) operating activities
For the six months ended June 30, 2024, our net cash provided by operating activities was $5.2 million as compared with net cash used in operating activities of $118.6 million in the prior period. The improved cash flow from operating activities is primarily due to our cost cutting measures as a result of the impacts of our 2022 Restructuring Plan.
Net cash provided by (used in) investing activities
For the six months ended June 30, 2024, our net cash provided by investing activities was $0.4 million as compared with net cash used in investing activities of $11.5 million in the prior period. The improved cash flow from investing activities is primarily due to $9.1 million of net proceeds from the sale intangible assets and fewer purchases of property and equipment and capitalized software during the six months ended June 30, 2024.
Net cash provided by (used in) financing activities
For the six months ended June 30, 2024, our net cash provided by financing activities was $33.6 million as compared with net cash used in financing activities of $32.1 million in the prior period. The improved cash flow from financing activities is primarily due to $79.6 million of proceeds received from the Rights Offering, partially offset by an increase of $14.5 million in payments of borrowings under our revolving credit facility.

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
In 2021, the Company issued the 2026 Notes in the principal amount of $230.0 million, which mature on March 15, 2026. In advance of that maturity date, the Company currently is exploring options and potential transactions to retire or refinance the notes, including retiring a portion of the notes and refinancing the balance. If it were decided to pursue a refinancing transaction, no assurances can be given that the Company will be able to consummate any such refinancing transaction.
As of June 30, 2024, we had $53.0 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, Indian Rupees, Polish Zloty, Swiss Franc, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2024, did not materially change from the amounts set forth in our 2023 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2024.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British Pound Sterling, Canadian dollar, Indian Rupee, Polish Zloty, Swiss Franc, and, to a lessor extent, Australian dollar, which exposes us to foreign currency risk. For the three and six months ended June 30, 2024, we derived approximately 21.1% and 22.3% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of June 30, 2024 and December 31, 2023.
As of June 30, 2024, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $7.2 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $0.7 million. This compares with a $21.7 million working capital deficit subject to foreign currency exposure as of December 31, 2023, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $2.2 million.
Interest Rate Risk
Our cash balance as of June 30, 2024, consists of bank deposits so exposure to market risk for changes in interest rates is limited. The 2026 Notes have an aggregate principal amount of $230.0 million and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes along with other variables such as our credit spreads and the market price and volatility of our Common Stock. See Item 1, Note 5, Financing Arrangements, for additional information. We have $5.4 million of lease obligations as of June 30, 2024. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024.
Based on that evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024.
Notwithstanding the material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that the Condensed Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with GAAP.
Remediation Plan and Status
Management, with the oversight of the audit committee of our Board, has dedicated resources and efforts to improve our internal controls over financial reporting and has taken action to remediate such material weakness. Actions include taking steps towards the automation of certain complex accounting calculations, adding detective analytical management review controls, adding controls to reconcile source data across accounts, and enhancing review procedures within account reconciliations. While the Company has improved its control activities, the material weakness identified in the prior year remains unremediated as of June 30, 2024 and the Company’s remediation efforts will continue to take place throughout 2024.
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
Changes in Internal Control over Financial Reporting
Except for the enhancements to controls to address the material weakness, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2024, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of June 30, 2024, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2023.
The following table provides information about purchases of shares of our Common Stock during the three months ended June 30, 2024 related to shares withheld upon vesting of RSUs for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2024	100,587	$10.55	—	—
May 1-31, 2024	47,845	17.05	—	—
June 1-30, 2024	2,927	14.65	—	—
Total	151,359	$12.68	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amendment to CEO Employment Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed April 1, 2024)*
10.2	CEO Employment Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024)*
10.3	CEO Notice of Grant and Performance Share Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024)*
10.4	CFO Merit Letter (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024)*
10.5	CFO Notice of Grant and Performance Share Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024)*
10.6	CEO Severance Benefit Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 9, 2024)
10.7	CFO Severance Benefit Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 9, 2024)
10.8	Amended and Restated Groupon, Inc. 2011 Incentive Plan, as amended (incorporated by reference to the Company's Current Report on Form 8-K filed June 12, 2024)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
____________________________________
* Management contract of compensatory plan or arrangement.
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of July 2024.

GROUPON, INC.
By:	/s/ Jiri Ponrt
	Name:	Jiri Ponrt
	Title:	Chief Financial Officer